Form 10QSB
period 1996-06-30
SOCKET COMMUNICATIONS INC
filed 1996-08-14
CIK 944075

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                                FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended June 30, 1996

     Commission file number    1-13810


                        SOCKET COMMUNICATIONS, INC.
        (Name of small business issuer as specified in its charter)

                Delaware                                    94-3155066
     (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                    Identification No.)


                   6500 Kaiser Drive, Fremont, CA 94555
        (Address of principal executive offices including zip code)


                              (510) 744-2700
           (Registrant's telephone number, including area code)


  Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.    YES X   NO ___


  Number of shares of Common Stock ($0.001 par value) outstanding as of July 31, 1996 was 3,019,976 shares.

                                   INDEX


                                                                 PAGE NO.
Part I.  Financial information

   Condensed Balance Sheets - June 30, 1996 and
     December 31, 1995...........................................    3

   Condensed Statements of Operations - Three Months and Six
     Months Ended June 30, 1996 and 1995.........................    4

   Condensed Statements of Cash Flows - Six Months Ended
     June 30, 1996 and 1995......................................    5

   Notes to Condensed Financial Statements.......................   6-7

   Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................   8-11


Part II.  Other information

   Item 4. Submission of Matters to a Vote of Security Holders...   12

   Item 6. Exhibits and Reports on Form 8-K......................   12

   Signatures....................................................   13

PART I. FINANCIAL INFORMATION

                            SOCKET COMMUNICATIONS, INC.
                             CONDENSED BALANCE SHEETS
                                                (Unaudited)
                                                 June 30,     December 31,
                                                   1996           1995*
                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents..................  $   666,629   $  2,406,655
  Accounts receivable, net...................      710,283        900,717
  Inventories................................      727,976        510,331
  Prepaid expenses...........................       33,418         31,880
                                              ------------   ------------
    Total current assets.....................    2,138,306      3,849,583

Property and equipment:
  Machinery and office equipment.............      380,559        340,108
  Computer equipment.........................      423,426        345,571
                                              ------------   ------------
                                                   803,985        685,679
  Accumulated depreciation...................     (441,257)      (332,300)
                                              ------------   ------------
                                                   362,728        353,379
Other assets.................................       61,511         72,436
                                              ------------   ------------
    Total assets............................. $  2,562,545   $  4,275,398
                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank line of credit........................  $   230,000    $     -
  Accounts payable and accrued expenses......      923,956      1,129,439
  Accrued payroll and related expenses.......      229,667        357,771
  Deferred revenue...........................      110,742        112,143
  Current portion of capital leases and
   equipment financing notes.................      132,441        106,629
                                              ------------   ------------
    Total current liabilities................    1,626,806      1,705,982

Long-term portion of capital leases and
 equipment financing notes...................      144,132        141,121

Stockholders' equity :
  Undesignated preferred stock, $0.001 par value:
    Authorized shares - 3,000,000
    Issued and outstanding shares - none.....        -               -
  Common stock, $0.001 par value:
    Authorized shares - 15,000,000
    Issued and outstanding shares -
    3,019,976 in 1996, and 2,990,870 in 1995.        3,020          2,991
  Additional paid-in capital.................   11,397,107     11,393,663
  Accumulated deficit........................  (10,608,520)    (8,968,359)
                                              ------------    -----------
    Total stockholders' equity...............      791,607      2,428,295
                                              ------------    -----------
    Total liabilities and stockholders'
     equity.................................. $  2,562,545    $ 4,275,398
                                              ============    ===========
- --------------------------------------------
* Derived from audited financial statements.

                           See accompanying notes.

                          SOCKET COMMUNICATIONS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                              Three Months Ended          Six Months Ended
                                   June 30,                   June 30,
                            ----------------------    -----------------------
                               1996        1995          1996         1995
                            ----------  ----------    ----------   ----------
Revenue:
 Product....................$  908,397  $1,125,156    $2,125,450   $2,241,307
 Royalty....................    60,000      54,649       136,790      101,389
                            ----------  ----------    ----------   ----------
  Total revenue.............   968,397   1,179,805     2,262,240    2,342,696

Cost of revenue.............   569,877     748,918     1,288,049    1,515,662
                            ----------  ----------    ----------   ----------

Gross profit................   398,520     430,887       974,191      827,034

Operating expenses:
 Research and development...   243,517     264,591       514,537      527,139
 Sales and marketing .......   697,263     496,826     1,328,093    1,002,050
 General and administrative.   408,042     366,801       775,185      751,788
                            ----------  ----------    ----------   ----------
  Total operating expenses.. 1,348,822   1,128,218     2,617,815    2,280,977

                            ----------  ----------    ----------   ----------
Operating loss..............  (950,302)   (697,331)   (1,643,624)  (1,453,943)

Interest income and other
 (expense), net.............     5,499       9,369        24,132        6,677
Interest expense............   (10,551)    (56,787)      (20,669)    (101,283)
                            ----------  ----------    ----------   ----------

   Net loss................. $(955,354)  $(744,749)  $(1,640,161) $(1,548,549)
                            ==========  ==========    ==========   ==========


   Net loss per share....... $   (0.32)  $   (0.92)   $    (0.55) $     (1.42)
                            ==========  ==========    ==========   ==========


   Weighted average
    shares outstanding...... 3,017,052     808,681     3,007,158    1,093,258
                            ==========  ==========    ==========   ==========

                           See accompanying notes.

                         SOCKET COMMUNICATIONS, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    Six Months Ended June 30,
                                                        1996         1995
                                                    -----------   -----------
Operating activities
  Net loss......................................... $(1,640,161)  $(1,548,549)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization.................     108,957       129,529
     Accrued interest on converted notes...........        -          110,232

     Changes in operating assets and liabilities:
       Accounts receivable.........................     190,434       212,306
       Inventories.................................    (217,645)     (104,017)
       Prepaid expenses............................      (1,538)       12,737
       Other assets................................      10,925          -
       Accounts payable and accrued expenses.......    (205,483)       (2,192)
       Accrued payroll and related expenses........    (128,104)       87,004
       Deferred revenue............................      (1,401)       20,197
                                                    -----------   -----------
         Net cash used in operating activities.....  (1,884,016)   (1,082,753)

Investing activities
  Purchase of equipment............................    (118,306)      (13,574)
                                                    -----------   -----------
         Net cash used in investing activities.....    (118,306)      (13,574)

Financing activities
  Payments on capital leases and equipment
   financing notes.................................     (57,038)      (34,554)
  Proceeds from equipment financing................      85,861          -
  Proceeds from issuance of convertible notes......        -        1,469,000
  Repayment of convertible notes...................        -         (955,000)
  Stock options and warrants exercised.............       3,473         2,333
  Net proceeds from the sale of common stock.......        -        4,884,431
  Proceeds from borrowing under bank
   line of credit..................................     230,000          -
                                                    -----------   -----------
         Net cash provided by financing activities.     262,296     5,366,210
                                                    -----------   -----------
Net increase (decrease) in cash and cash
 equivalents.......................................  (1,740,026)    4,269,883

Cash and cash equivalents at beginning of period...   2,406,655       407,602
                                                    -----------   -----------
Cash and cash equivalents at end of period......... $   666,629   $ 4,677,485
                                                    ===========   ===========

Supplemental cash flow information
  Cash paid for interest........................... $    20,669   $    15,447
  Notes payable and accrued interest converted to
   common stock....................................        -        1,065,232

                           See accompanying notes.

                     SOCKET COMMUNICATIONS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - Basis of Presentation
  The accompanying financial statements of Socket Communications, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB item 310(b). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included.

  The financial statements have been prepared on a going concern basis.
The Report of Independent Auditors on the Company's financial statements for the year ended December 31, 1995 included in Form 10-KSB contained an explanatory paragraph which raised substantial doubt about the Company's ability to continue as a going concern because of the Company's recurring operating losses and the need for additional financing. The Company has an accumulated deficit of $10,608,520. The Company will require additional financing during 1996 and ultimately will need to achieve profitable operations. The Company believes that sufficient outside financing sources will be available, however, there can be no assurance that the Company will be able to obtain such financing on commercially reasonable terms, if at all, and such terms may be dilutive to existing stockholders. If the Company is unable to obtain the necessary funds, other more substantial restructuring options may be necessary which may have adverse effects on the Company's operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

  Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE 2 - Cash Equivalents
  Cash equivalents consist mainly of money market funds which are highly liquid financial instruments that are readily convertible to cash. The Company has not incurred losses related to these instruments. As of June 30, 1996 and December 31, 1995, the Company had no material investments in debt or equity securities.

NOTE 3 - Inventories
  Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

                                                 June 30,    December 31,
                                                   1996          1995
                                                -----------   -----------
     Raw materials and sub-assemblies           $   695,073   $   481,592
     Finished goods                                  32,903        28,739
                                                -----------   -----------
                                                $   727,976   $   510,331
                                                ===========   ===========

NOTE 4 - Income Taxes
  Due to the Company's loss position, there was no provision for income taxes for the three months and six months ended June 30, 1996 and 1995.


NOTE 5 - Net Loss Per Share
  Net loss per share is calculated using the weighted average number of common shares outstanding during the period. Common equivalent shares are excluded from the calculation as the effect is antidilutive, however, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common stock and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the offering have been included in the calculation as if they were outstanding for all periods through March 31, 1995 (using the treasury stock method for warrants and options and the initial public offering
("IPO") price). The Company completed its IPO in June 1995.


NOTE 6 - Bank Financing Arrangements
  In June 1996, the Company's credit agreement (the "Agreement") with a bank was amended to extend the maturity date to June 15, 1997. The Agreement is secured by the Company's current and future assets. The credit facility under the Agreement allows the Company to borrow up to $500,000 based on the level of qualified receivables. The Agreement contains covenants that require the Company to maintain certain financial ratios. The Company was not in compliance with the covenants at June 30, 1996 and has obtained a temporary waiver. As of June 30, 1996 there were $230,000 outstanding in borrowings under the Agreement. An additional $500,000 in credit secures a letter of credit with a supplier.


NOTE 7 - Stock Option/Stock Issuance Plan
  At the Annual Meeting of Stockholders of the Company, held on May 15, 1996, the stockholders approved an amendment to the 1995 Stock Plan to reserve an additional 150,000 shares of Common Stock for issuance thereunder.

                    SOCKET COMMUNICATIONS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements (identified with an asterisk "*") that involve risks and uncertainties.
The Company's actual results may differ significantly from the results discussed in the forward-looking statements. For a more complete discussion of the factors that might cause such a difference, see "Business" including "Additional Risk Factors Affecting Future Performance" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 (collectively, the "Form 10-KSB Sections").


Overview

  The Company's serial and Ethernet card products for PC Card mobile computers, introduced in 1993, are its principal sources of revenues. The Company also sells two wireless products, a PageCard PC Card wireless messaging system introduced in January 1995 and a GPS card. In addition, the Company earns sales royalties from sale of certain of the Company's products by the third party manufacturers of those products.

  The Company completed its initial public offering ("IPO") in June 1995, with net proceeds of approximately $4.8 million. Prior to the IPO, the Company's working capital requirements were met primarily through the private sale of equity and debt securities. The Company has sustained significant quarterly operating losses in every fiscal period since its inception. The Company expects to incur substantial quarterly operating losses at least through 1996 and possibly longer.* Achieving revenue growth from the Company's existing and future products will be highly dependent upon the market acceptance of the PageCard receiver, the market acceptance and timely release of enhanced PageSoft software products, the development of page-enabled applications by independent software vendors in selected vertical markets, continued increases in the market acceptance of the Company's serial and Ethernet cards and the ability of the Company to develop successful new products for new and existing markets.* There can be no assurances that any of these events will occur or that the Company's revenues will grow. The Company's ability to continue its operations is also dependent upon the availability of additional capital.* See "Liquidity and Capital Resources."

  The Company believes that its operating results will be subject to substantial quarterly fluctuations due to several factors, some of which are outside the control of the Company, including fluctuating market demand for, and declines in the average selling price of, the Company's products, the timing of significant orders from distributors and OEM customers, delays in the introduction of enhancements to existing and new products,

- ----------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

                    SOCKET COMMUNICATIONS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

market acceptance of existing and new products, competitive product introductions, the mix of products sold, changes in the Company's distribution network, changes in customer product requirements, changes in the regulatory environment, the cost and availability of components, the level of royalties from and to third parties and general economic conditions. The Company generally does not operate with a significant order backlog, and a substantial portion of the Company's revenue in any quarter is derived from orders booked in that quarter. Accordingly, the Company's sales expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. The Company is making significant investments in sales and marketing and in research and development, and if orders and sales do not meet expectations, the Company's operating results could be materially adversely affected.


Results of Operations

Revenue

  Revenue for the quarter and six months ended June 30, 1996 of $968,397 and $2,262,240, respectively, decreased 18% and 3% versus the corresponding periods a year ago. The decrease was primarily due to unit price reductions and lower sales volumes for the Company's Ethernet card. These decreases were substantially offset in the first quarter and the six month period by increases in sales of the Company's serial card. During the quarter ended June 30, 1996, the Company phased out its old Ethernet card, which had been shipping since 1993, and replaced it with a new Ethernet card.

Product Gross Profit

  Product gross profit, excluding royalty revenue, is equal to product revenue less the cost of revenue, because the costs of royalty revenue generally are negligible. The Company's product gross margin for the second quarter of 1996 was 37% of product revenues compared to 33% for the same quarter a year ago. The Company's product gross margin for the six month period in 1996 was 39% of product revenues compared to 32% for the same period a year ago. The increase resulted primarily from volume price discounts from certain suppliers offset in part by a selling price reduction for Ethernet cards.

Research and Development

  Research and development expenses for the quarter and six months ended June 30, 1996 were $243,517 and $514,537, respectively, a 8% and 2%
decrease versus the corresponding periods a year ago, primarily reflecting decreased staffing and related costs. To date, the Company has not capitalized any software development costs. The Company expects to increase its research and development expenses in the second half of 1996.*

- ----------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

                    SOCKET COMMUNICATIONS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales and Marketing

  Sales and marketing expenses for the quarter and six months ended June 30, 1996 were $697,263 and $1,328,093, respectively, a 40% and 33% increase over the corresponding periods a year ago. The increase primarily reflected higher staffing levels, increased advertising activity and increased levels of travel. The Company expects to further increase its sales and marketing expenses in the second half of 1996.*

General and Administrative

  General and administrative expenses for the quarter and six months ended June 30, 1996 were $408,042 and $775,185, respectively, a 11% and 3%
increase over the corresponding periods a year ago. The increase primarily reflected higher recruiting and relocation costs, partially offset by lower compensation costs in the first quarter associated with a vacancy in the C.E.O. position, which was filled March 1, 1996. The Company expects moderate increases in its general and administrative expenses in the second half of 1996.*

Interest and Other Income / Expense

  Interest income primarily reflects interest on cash balances, which were nominal until completion of the IPO in June 1995 after which interest was earned through investment of the IPO net proceeds in money market funds. Interest expense for the quarter and six months ended June 30, 1996 was $10,551 and $20,669, respectively, and related primarily to equipment lease financing obligations. Interest expense for the quarter and six months ended June 30, 1995 was $56,787 and $101,283, respectively, and related primarily to interest expense on convertible notes issued to provide interim bridge financing prior to the IPO and interest expense related to equipment lease financing obligations.

Liquidity and Capital Resources

  Net cash used for operating activities in the six months ended June 30, 1996 was $1,884,016, resulting primarily from the net loss, an increase in inventories and decreases in accounts payable and accrued expenses and accrued payroll and related expenses, partially offset by decreases in accounts receivable. Net cash used in the six months ended June 30, 1995 was $1,082,753, resulting primarily from the net loss and an increase in inventories, partially offset by decreases in accounts receivable and an increase in accrued payroll and related expenses.

  Net cash provided by financing activities during the first half of 1996 primarily reflected borrowings under a revolving credit line with a bank (see Note 6 of Notes to Condensed Financial Statements) and equipment

- ----------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

                    SOCKET COMMUNICATIONS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

financing notes. Cash provided by financing activities during the first half of 1995 primarily reflected proceeds from the Company's IPO and convertible notes issued to provide interim bridge financing prior to the IPO.

  As of June 30, 1996, the Company had cash and cash equivalents of $666,629. The Company believes its existing capital resources and revenue from operations will be inadequate to satisfy its working capital requirements through the end of 1996. The Company will need to raise additional capital to fund operations in 1996, which the Company intends to seek through the private sale of equity securities.* The Report of Independent Auditors on the Company's financial statements for the year ended December 31, 1995 included in Form 10-KSB contains an explanatory paragraph regarding the Company's need for additional financing and raised substantial doubt about the Company's ability to continue as a going concern absent such financing. There can be no assurances that such capital will be available on acceptable terms, if at all, and such terms may be dilutive to existing stockholders. If the necessary funding is not obtained, there could be a material adverse affect on the Company's financial condition and results of operations. The Company's actual working capital needs will depend upon numerous factors, however, including the extent and timing of acceptance of the Company's products in the market, the Company's operating results, the progress of the Company's research and development activities, the cost of increasing the Company's sales and marketing activities and the status of competitive products, none of which can be predicted with certainty.

- ----------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

PART II. OTHER INFORMATION

Items 1-3. Not applicable.

Item 4. Submission of matters to a vote of Security Holders.

  At the Annual Meeting of Stockholders of the Company, held on May 15, 1996, in South San Francisco, CA, the stockholders elected five directors to serve until the next Annual Meeting of Stockholders, approved an amendment to the 1995 Stock Plan to reserve an additional 150,000 shares of Common Stock for issuance thereunder, and ratified the appointment of Ernst & Young LLP as independent public accountants of the Company for the fiscal year ending December 31, 1996.

  Results of the stockholder vote:

   ITEM                                FOR      AGAINST     ABSTAIN
   -----------------------         ----------  ----------  ----------
   Election of Directors:
     Charlie Bass                   1,623,951     7,000
     Martin Levetin                 1,623,951     7,000
     Micheal Gifford                1,623,951     7,000
     Jack Carsten                   1,623,951     7,000
     Gary Kalbach                   1,923,951     7,000

   Amend 1995 Stock Plan            1,607,851    22,100      1,000

   Appoint Ernst & Young LLP        1,630,951


Item 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

a. The following exhibits are filed herewith:

EXHIBIT
NUMBER     EXHIBIT TITLE
- ------     ----------------
10.14 Loan Agreement between the Company and CivicBank of Commerce dated July 5, 1995

10.15 Promissory Note payable by the Company to CivicBank of Commerce dated July 5, 1995

10.16 Promissory Note Change in Terms Agreement by and between CivicBank of Commerce and the Company dated June 14, 1996

11.1       Statement regarding computation of  per share loss

27.1       Financial data schedule for the period ended June 30, 1996


b. Reports on Form 8-K

No reports on Form 8-K were filed with the Securities and Exchange
     Commission during the quarter ended June 30, 1996.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        SOCKET COMMUNICATIONS, INC.
                                Registrant






Date: August 14, 1996                  /s/  David W. Dunlap
      --------------                  ------------------------
                                           David W. Dunlap
                                     Vice President of Finance
                                      and Administration and
                                      Chief Financial Officer