Form 10-Q
period 1996-09-30
SOCKET COMMUNICATIONS INC
filed 1996-11-13
CIK 944075

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549
                              FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended September 30, 1996

     Commission file number    1-13810


                      SOCKET COMMUNICATIONS, INC.
      (Name of small business issuer as specified in its charter)

                Delaware                                     94-3155066
     (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                      Identification No.)


                 37400 Central Court, Newark, CA 94560
      (Address of principal executive offices including zip code)

                            (510) 744-2700
         (Registrant's telephone number, including area code)


                 6500 Kaiser Drive, Fremont, CA 94555
    (Former name or former address, if changed since last report.)

  Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__

  Number of shares of Common Stock ($0.001 par value) outstanding as of October 31, 1996 was 3,023,365 shares.

                                  INDEX


                                                              PAGE NO.
Part I.  Financial information

Condensed Balance Sheets - September 30, 1996 and
  December 31, 1995..........................................     3

Condensed Statements of Operations - Three Months and Nine
  Months Ended September 30, 1996 and 1995...................     4

Condensed Statements of Cash Flows - Nine Months Ended
  September 30, 1996 and 1995................................     5

Notes to Condensed Financial Statements......................    6-8

Management's Discussion and Analysis of Financial Condition
  and Results of Operations..................................    9-12


Part II.  Other information

Item 6. Exhibits and Reports on Form 8-K.....................     13

Signatures...................................................     14

                       PART I. FINANCIAL INFORMATION

                         SOCKET COMMUNICATIONS, INC.
                          CONDENSED BALANCE SHEETS
                                                 (Unaudited)
                                                September 30,   December 31,
                                                     1996           1995*
                                                ------------   ------------
                          ASSETS
Current assets:
 Cash and cash equivalents..................... $   382,039    $ 2,406,655
 Accounts receivable, net......................     720,389        900,717
 Inventories...................................     721,313        510,331
 Prepaid expenses..............................      48,291         31,880
                                                ------------   ------------
   Total current assets........................   1,872,032      3,849,583

Property and equipment:
 Machinery and office equipment................     383,999        340,108
 Computer equipment............................     453,757        345,571
                                                ------------   ------------
                                                    837,756        685,679
 Accumulated depreciation......................    (502,651)     (332,300)
                                                ------------   ------------
                                                    335,105        353,379
Other assets...................................      54,398         72,436
                                                ------------   ------------
   Total assets................................ $ 2,261,535    $ 4,275,398
                                                ============   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Bank line of credit..........................  $   231,004    $     --
 Accounts payable and accrued expenses........    1,408,572      1,129,439
 Accrued payroll and related expenses.........      292,204        357,771
 Deferred revenue.............................      131,428        112,143
 Current portion of capital leases and
  equipment financing notes...................      126,913        106,629
                                                ------------   ------------
   Total current liabilities..................    2,190,121      1,705,982

Long-term portion of capital leases and
 equipment financing notes....................      117,990        141,121

Stockholders' equity (deficit):
 Undesignated preferred stock, $0.001 par value:
  Authorized shares - 3,000,000
  Issued and outstanding shares - none........         --             --
 Common stock, $0.001 par value:
  Authorized shares - 15,000,000
  Issued and outstanding shares - 3,023,365 in
   1996, and 2,990,870 in 1995................        3,023          2,991
 Additional paid-in capital...................   11,411,858     11,393,663
 Accumulated deficit..........................  (11,461,457)   (8,968,359)
                                                ------------   ------------
   Total stockholders' equity (deficit).......      (46,576)     2,428,295
                                                ------------   ------------
   Total liabilities and stockholders'
    equity (deficit)..........................  $ 2,261,535    $ 4,275,398
                                                ===========    ============
-------------
* Derived from audited financial statements.
                          See accompanying notes.

                       SOCKET COMMUNICATIONS, INC.
                    CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)


                             Three Months Ended           Nine Months Ended
                                September 30,                September 30,
                               1996        1995           1996         1995
                            ----------  ----------    -----------  -----------
Revenue:
 Product....................$1,117,218  $  937,343     $3,242,668   $3,178,650
 Royalty and other..........    35,397      63,406        172,187      164,795
                            ----------  ----------    -----------  -----------
  Total revenue............. 1,152,615   1,000,749      3,414,855    3,343,445

Cost of revenue.............   598,805     549,785      1,886,854    2,065,447
                            ----------  ----------    -----------  -----------

Gross profit................   553,810     450,964      1,528,001    1,277,998

Operating expenses:
 Research and development...   259,983     241,802        774,520      768,941
 Sales and marketing........   698,010     609,536      2,026,103    1,611,586
 General and administrative.   436,225     362,764      1,211,410    1,114,552
                            ----------  ----------    -----------  -----------
  Total operating expenses.. 1,394,218   1,214,102      4,012,033    3,495,079

                            ----------  ----------    -----------  -----------
Operating loss..............  (840,408)   (763,138)    (2,484,032)  (2,217,081)

Interest income and other
 (expense), net.............     2,644      47,277         26,776       53,954
Interest expense............   (15,173)     (5,369)       (35,842)    (106,652)
                            ----------  ----------    -----------  -----------
  Net loss.................. $(852,937) $ (721,230)   $(2,493,098) $(2,269,779)
                            ==========  ==========    ===========  ===========

  Net loss per share........ $   (0.28) $    (0.24)   $     (0.83) $     (1.32)
                            ==========  ==========    ===========  ===========


  Weighted average shares
   outstanding.............. 3,021,168   2,972,018      3,008,530    1,719,511
                            ==========  ==========    ===========  ===========
                          See accompanying notes.

                        SOCKET COMMUNICATIONS, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                      1996          1995
                                                  -----------   -----------
Operating activities
 Net loss.........................................$(2,493,098)  $(2,269,779)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization..................    170,351       195,174
   Accrued interest on converted notes............       --         110,232

 Changes in operating assets and liabilities:
   Accounts receivable............................    180,328       259,020
   Inventories....................................   (210,982)     (307,006)
   Prepaid expenses...............................    (16,411)        1,871
   Other assets...................................     18,038       (20,501)
   Accounts payable and accrued expenses..........    279,133      (240,336)
   Accrued payroll and related expenses...........    (65,567)       54,119
   Deferred revenue...............................     19,285         8,250
                                                  -----------   -----------
     Net cash used in operating activities........ (2,118,923)   (2,208,956)

Investing activities
 Purchase of equipment............................   (152,077)      (88,877)
                                                  -----------   -----------
     Net cash used in investing activities........   (152,077)      (88,877)

Financing activities
 Payments on capital leases and equipment
  financing notes.................................    (88,708)      (52,488)
 Proceeds from equipment financing................     85,861          --
 Proceeds from issuance of convertible notes......       --       1,469,000
 Repayment of convertible notes...................       --        (955,000)
 Stock options and warrants exercised.............     18,227         5,591
 Net proceeds from the sale of common stock.......       --       4,836,772
 Proceeds from borrowing under bank line of credit    231,004         --
                                                  -----------   -----------
    Net cash provided by financing activities.....    246,384     5,303,875
                                                  -----------   -----------

Net increase (decrease) in cash and cash
 equivalents...................................... (2,024,616)    3,006,042

Cash and cash equivalents at beginning of period..  2,406,655       407,602
                                                  -----------   -----------
Cash and cash equivalents at end of period........$   382,039   $ 3,413,644
                                                  ===========   ===========

Supplemental cash flow information
  Cash paid for interest..........................$    35,842   $    20,816
  Notes payable and accrued interest converted
    to common stock................................      --       2,389,232

                          See accompanying notes.

                        SOCKET COMMUNICATIONS, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1 - Basis of Presentation
  The accompanying financial statements of Socket Communications, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB item 310(b). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for fair presentation have been included.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  The financial statements have been prepared on a going concern basis. The Report of Independent Auditors on the Company's financial statements for the year ended December 31, 1995 included in Form
10-KSB contained an explanatory paragraph which indicated substantial doubt about the Company's ability to continue as a going concern because of the Company's recurring operating losses and the need for additional financing. As of September 30, 1996 the Company had a net working capital deficiency of $318,089, accumulated losses for the nine months ended September 30, 1996 of $2,493,098, and an accumulated deficit of $11,461,457. The Company will require additional financing during 1997 and ultimately will need to achieve profitable operations. The Company believes that sufficient outside financing sources will be available, however, there can be no assurance that the Company will be able to obtain such financing on commercially reasonable terms, if at all, and such terms may be dilutive to existing stockholders. If the Company is unable to obtain the necessary funds, other more substantial restructuring options may be necessary which may have adverse effects on the Company's operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

  Operating results for the three months and nine months ended
September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


NOTE 2 - Cash Equivalents
  Cash equivalents consist mainly of money market funds which are highly liquid financial instruments that are readily convertible to cash. The Company has not incurred losses related to these instruments. As of September 30, 1996 and December 31, 1995, the Company had no material investments in debt or equity securities.

                        SOCKET COMMUNICATIONS, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 3 - Inventories
  Inventories consist principally of raw materials and sub-
assemblies, which are stated at the lower of cost (first-in, first-
out) or market.
                                             September 30,   December 31,
                                                 1996           1995
                                             -------------   ------------
     Raw materials and sub-assemblies         $   686,910     $  481,592
     Finished goods                                34,403         28,739
                                             -------------   ------------
                                              $   721,313    $   510,331
                                             =============   ============


NOTE 4 - Income Taxes
  Due to the Company's loss position, there was no provision for income taxes for the three months and nine months ended September
30, 1996 and 1995.


NOTE 5 - Net Loss Per Share
  Net loss per share is calculated using the weighted average number of common shares outstanding during the period. Common equivalent shares are excluded from the calculation as the effect is antidilutive, however, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common stock and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the offering have been included in the calculation as if they were outstanding for all periods through March 31, 1995 (using the treasury stock method for warrants and options and the initial public offering ("IPO") price on an if-converted method). The Company completed its IPO in June 1995.


NOTE 6 - Bank Financing Arrangements
  In June 1996, the Company's credit agreement (the "Agreement") with a bank was amended to extend the maturity date to June 15, 1997. The Agreement is secured by the Company's current and future assets. The credit facility under the Agreement allows the Company to borrow up to $500,000 based on the level of qualified receivables. An additional $500,000 in credit secures a letter of credit with a supplier. The Agreement contains covenants that require the Company to maintain certain financial ratios. The Company was not in compliance with the covenants at September 30, 1996 and has obtained a temporary waiver. As of September 30, 1996 there were $231,004 outstanding in borrowings under the Agreement.


NOTE 7 - Subsequent Event
  On November 1, 1996 (the "Closing"), the Company, sold 15,500 shares of its Series A Convertible Preferred Stock, $0.001 par value, at $100 per share pursuant to Regulation D of the Securities Act of 1933, as amended (the "Transaction"). The Transaction was effected pursuant to a Confidential Private Offering Memorandum dated as of May 31, 1996, as supplemented on August 22, 1996, September 10, 1996, October 9, 1996 and October 30, 1996 and Subscription Agreements effective as of the Closing by and between the Company and the purchasers. Each share of Series A Convertible Preferred Stock will be convertible at the option of the holder, in

                        SOCKET COMMUNICATIONS, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)

whole or in part, at any time on or after the 60th day following the Closing, into shares of Common Stock of the Registrant equal to $100 divided by the lower of: (i) the closing bid price of the Registrant's Common Stock, as reported by the Nasdaq SmallCap Market, on the date of the Closing ; and (ii) 65% of the average bid price of the Company's Common Stock, as reported by the Nasdaq SmallCap Market, for the five business days prior to the business day on which notice of conversion is transmitted by the holder of such share of Series A Convertible Preferred Stock, subject to adjustment in certain events. Each share of Series A Convertible Preferred Stock shall be converted automatically into shares of Common Stock on the earliest of (i) immediately preceding a merger or consolidation of the Company if as a result of such transaction the holders of Common Stock would receive publicly traded securities with a market value greater than the initial liquidation preference of the Series A Convertible Preferred Stock or (ii) the first anniversary of the Closing.

As of September 30, 1996, the Company had a total stockholders' deficit of $46,576. Estimated net proceeds from the Transaction are $1,200,000 ($1,550,000 less estimated costs and expenses of $350,000). The pro forma effect of the Transaction on total stockholders' equity as of September 30, 1996 is as follows:

SOCKET COMMUNICATIONS, INC.
PRO FORMA SUMMARY FINANCIAL INFORMATION
(Unaudited)
                              Actual As of                   Pro forma
                             September 30,    Pro forma     September 30,
Balance Sheet Data:               1996       Adjustments         1996
                             -------------   ------------   -------------
 Cash........................$    382,039     $1,200,000 *    $1,582,039
 Other working capital.......    (700,128)           -          (700,128)
                             -------------   ------------   -------------
   Total working capital.....    (318,089)     1,200,000         881,911

 Property and other
  non-current assets.........     389,503            -           389,503
                             -------------   ------------   -------------

 Long-term portion of
  capital leases and
  equipment financing notes..    (117,990)           -          (117,990)
                             -------------   ------------   -------------
   Net Assets................ $   (46,576)    $1,200,000      $1,153,424
                             =============   ============   =============

 Capital stock...............$ 11,414,881     $1,200,000 *   $12,614,881
 Accumulated deficit......... (11,461,457)          -        (11,461,457)
                             -------------   ------------   -------------
   Total stockholders'
    equity (deficit)......... $   (46,576)    $1,200,000     $ 1,153,424
                             =============   ============   =============

_________________
  * Estimated net proceeds from private placement offering of Series A Convertible Preferred Stock ($1,550,000), after deducting commissions and estimated offering expenses ($350,000).

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

  The Company completed its initial public offering ("IPO") in June 1995, with net proceeds of approximately $4.8 million. Prior to the IPO, the Company's working capital requirements were met primarily through the private sale of equity and debt securities. The Company has sustained significant quarterly operating losses in every fiscal period since its inception. The Company expects to incur substantial quarterly operating losses at least through the first half or 1997 and possibly longer.* Achieving revenue growth from the Company's existing and future products will be highly dependent upon the market acceptance of the PageCard receiver, the market acceptance and timely release of enhanced PageSoft software products, the development of page-enabled applications by independent software vendors in selected vertical markets, continued increases in the market acceptance of the Company's serial and Ethernet cards and the ability of the Company to develop successful new products for new and existing markets.* There can be no assurances that any of these events will occur or that the Company's revenues will grow. The Company's ability to continue its operations is also dependent upon the availability of additional capital.* In November 1996, the Company sold $1,550,000 of its convertible preferred stock through a private placement offering. See Note 7 to Notes to Condensed Financial Statements. See also "Liquidity and Capital Resources."

  The Company believes that its operating results will be subject to substantial quarterly fluctuations due to several factors, some of which are outside the control of the Company, including fluctuating market demand for, and declines in the average selling price of, the Company's products, the timing of significant orders from distributors and OEM customers, delays in the introduction of enhancements to existing and new products, market acceptance of existing and new
______________
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

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


Results of Operations

Revenue

  Revenue for the quarter and nine months ended September 30, 1996 of $1,152,615 and $3,414,855, respectively, increased 15% and 2% versus the corresponding periods a year ago. The increase for the quarter ended September 30, 1996 was primarily due to higher volumes of serial card and Ethernet card shipments, partially offset by unit price reductions for the Company's Ethernet card. The slight increase for the nine months ended September 30, 1996 was primarily due to increased serial card shipments, offset by unit price reductions and lower sales volumes for the Company's Ethernet card.

Product Gross Profit

  The Company's product gross margin (excluding royalties and other revenue) for the third quarter of 1996 was 46% of product revenues compared to 41% for the same quarter a year ago. The Company's product gross margin for the nine month period in 1996 was 42% of product revenues compared to 35% for the same period a year ago. The increase resulted primarily from volume price discounts from certain suppliers and engineered unit cost decreases in certain products, offset in part by a selling price reduction for Ethernet cards.

Research and Development

  Research and development expenses for the quarter and nine months ended September 30, 1996 were $259,983 and $774,520, respectively, an 8% and 1% increase versus the corresponding periods a year ago, primarily reflecting increased staffing and related costs. To date, the Company has not capitalized any software development costs. The Company expects its research and development expenses for the fourth quarter of 1996 to be similar to third quarter expense.*
______________
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

                       SOCKET COMMUNICATIONS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales and Marketing

  Sales and marketing expenses for the quarter and nine months ended September 30, 1996 were $698,010 and $2,026,103, respectively, a 15%
and 26% increase over the corresponding periods a year ago. The increase primarily reflected higher staffing levels, increased advertising activity and increased levels of travel. The Company expects its sales and marketing expenses for the fourth quarter of 1996 to be similar the third quarter expenses.*

General and Administrative

  General and administrative expenses for the quarter and nine months ended September 30, 1996 were $436,225 and $1,211,410, respectively, a 20% and 9% increase over the corresponding periods a year ago. The increase primarily reflected higher recruiting fees, relocation costs, and professional fees, partially offset by lower compensation costs in the first quarter associated with a vacancy in the C.E.O. position, which was filled March 1, 1996. The Company expects its general and administrative expenses to decline moderately due to a move in October 1996 into less expensive facilities, offset partially in the fourth quarter of 1996 by the cost of the move.*

Interest and Other Income / Expense

  Interest income primarily reflects interest earned on cash balances invested in money market funds. Interest expense for the quarter and nine months ended September 30, 1996 was $15,173 and $35,842, respectively, and related primarily to equipment lease financing obligations and bank credit line obligations. Interest expense for the quarter and nine months ended September 30, 1995 was $5,369 and $106,652, respectively, and related primarily to interest expense on convertible notes issued to provide interim bridge financing prior to the IPO and interest expense related to equipment lease financing obligations.

Liquidity and Capital Resources

  Net cash used for operating activities in the nine months ended September 30, 1996 was $2,118,923, resulting primarily from the net loss, an increase in inventories and decreases in accrued payroll and related expenses, partially offset by increases in accounts payables and decreases in accounts receivable. Net cash used for operating activities in the nine months ended September 30, 1995 was $2,208,956, resulting primarily from the net loss and an increase in inventories and decrease in accounts payable and accrued expenses, partially offset by decreases in accounts receivable and an increase in accrued payroll and related expenses.
_______________
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

                       SOCKET COMMUNICATIONS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Net cash provided by financing activities in the nine months ended September 30, 1996 primarily reflected borrowings under a revolving credit line with a bank (see Note 6 of Notes to Condensed Financial Statements) and equipment financing notes. Cash provided by financing activities during the nine months ended September 30, 1995 primarily reflected proceeds from the Company's IPO and convertible notes issued to provide interim bridge financing prior to the IPO.

  As of September 30, 1996, the Company had cash and cash equivalents of $382,039. Subsequently, on November 1, 1996, the Company completed the private sale of Series A Convertible Preferred Stock with estimated net proceeds of $1,200,000 (see Note 7 of Notes to Condensed Financial Statements). The Company believes its existing capital resources at September 30, 1996, combined with proceeds from the private sale of
Series A Convertible Preferred Stock and revenue from operations will be inadequate to satisfy its working capital requirements through the end of 1997. The Company will need to raise additional capital to fund operations in 1997, which the Company intends to seek through the private sale of equity securities.*  The Report of Independent
Auditors on the Company's financial statements for the year ended
December 31, 1995 included in Form 10-KSB contains an explanatory paragraph regarding the Company's need for additional financing and indicated substantial doubt about the Company's ability to continue as a going concern absent such financing. There can be no assurances that such capital will be available on acceptable terms, if at all, and such terms may be dilutive to existing stockholders. If the necessary funding is not obtained, there could be a material adverse affect on the Company's financial condition and results of operations. The Company's actual working capital needs will depend upon numerous factors, however, including the extent and timing of acceptance of the Company's products in the market, the Company's operating results, the progress of the Company's research and development activities, the cost of increasing the Company's sales and marketing activities and the status of competitive products, none of which can be predicted with certainty. The Company must have capital and surplus of at least $1,000,000 to maintain continued quotation on the Nasdaq SmallCap Market and Pacific Stock Exchange. Until the closing of the private placement on November 1, 1996, the Company was temporarily not in compliance with this requirement (see Note 7 of Notes to Condensed Financial Statements).
______________
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of
Financial Condition and Results Of Operations and in the Form 10-KSB
Sections.

                        PART II. OTHER INFORMATION

Items 1-5. Not applicable.


Item 6. Exhibits and Reports on Form 8-K.

a. The following exhibits are filed herewith:

EXHIBIT
NUMBER     EXHIBIT TITLE
-------    ----------------
4.1        Amended Certificate of Designation of Rights
            and Preferences of Series A Convertible Preferred Stock.

11.1       Statement regarding computation of  per share loss

27.1       Financial data schedule for the period ended
            September 30, 1996


b. Reports on Form 8-K

No reports on Form 8-K were filed with the Securities and Exchange
     Commission during the quarter ended September 30, 1996.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      SOCKET COMMUNICATIONS, INC.
                              Registrant






Date:  November 11, 1996                     /s/ David W. Dunlap
       -----------------                 --------------------------
                                              David W. Dunlap
                                          Vice President of Finance
                                           and Administration and
                                           Chief Financial Officer