Form 10KSB40
period 1996-12-31
SOCKET COMMUNICATIONS INC
filed 1997-03-18
CIK 944075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996
     Commission file number   1-13810

                           SOCKET COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)
               Delaware                                94-3155066
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                   Identification No.)

                      37400 Central Court, Newark, CA 94560
           (Address of principal executive offices including zip code)

                                 (510) 744-2700
              (Registrant's telephone number, including area code)

  Securities registered under Section 12(b) of the Exchange Act:
     Title of each class           Name of each exchange on which registered
     -------------------           -----------------------------------------
     Common Stock                  OTC (Bulletin Board) and Pacific Stock
     ($0.001 par value)            Exchange

   Securities registered under Section 12(g) of the Exchange Act: none

   Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES X  NO
   ---    ---

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

   Revenue for the fiscal year ended December 31, 1996: $4,570,000

   Aggregate market value of Common Stock ($0.001 par value) held by non-affiliates on February 28, 1997 based on closing price on such date:
$3,200,000.   For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

   Number of shares of Common Stock ($0.001 par value) outstanding as of February 28, 1997 is 4,197,582 shares.

                   Documents Incorporated by Reference:
     Document                                        Part of Form 10-KSB
     --------                                        -------------------
     Proxy Statement for the Annual Meeting of       Part III
     Stockholders to be held June 17, 1997.

                                     PART I

ITEM 1. BUSINESS

     THIS BUSINESS SECTION AND OTHER PARTS OF THIS ANNUAL REPORT ON FORM 10-KSB CONTAIN FORWARD-LOOKING STATEMENTS (IDENTIFIED WITH AN ASTERISK "*") THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS BUSINESS SECTION INCLUDING "ADDITIONAL RISK FACTORS AFFECTING FUTURE PERFORMANCE," AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

GENERAL DESCRIPTION OF THE BUSINESS
     Socket Communications, Inc. ("Socket" or "Company") develops and sells data communications solutions for the mobile computer market.

     Socket's products include PC Card hardware, software and services for wireless messaging, a family of serial cards and an Ethernet card. PC Card (formerly PCMCIA) standards, Type II or Type III, have been widely adopted as the computer interface standard that enables small form factor peripheral devices to be easily added to, removed from and interchanged among a broad range of mobile computers. Socket's Wireless Messaging System ("WMS") consists of the PageCard-Registered Trademark- receiver, PageSoft-Registered Trademark-software, and Socket Wireless Messaging Services. Socket's PageCard is a PC Card alphanumeric pager that can download wireless data to a mobile computer through a PC Card interface. The PageSoft suite of software applications and utilities includes development tools and middleware, send and receive applications, plus rules-based e-mail forwarding agents designed to facilitate the transmission of information from the office to the mobile computer through the PageCard receiver. Socket Wireless Messaging Services include operator dispatch, Internet and World Wide Web gateways for wireless messages, plus voice mail and fax forwarding with automatic wireless notification. Other Socket products include: a family of serial PC Cards which add one or two serial ports to a mobile computer through the PC Card slot, including standard, ruggedized, dual and serial/Ethernet combination cards; and Ethernet PC Cards that connect a mobile computer to an Ethernet LAN connection. Socket intends to continue to develop and market an expanding family of easy-to-use, cost-effective, wireless data communications solutions based on one-way paging in 1997 and one-way and two-way paging in 1998 and beyond for Windows-based mobile computers and selected other vertical market terminals and PDAs, including the Apple Newton and Hewlett Packard LX series, and to expand its family of Serial PC Card products.*

     The Company was founded and incorporated in California in 1992. The Company reincorporated in Delaware in 1995 prior to the Company's initial public offering in June 1995. The Company is located at 37400 Central Court, Newark, California 94560. The telephone number is (510) 744-2700.

INDUSTRY OVERVIEW

     The market for mobile computers has grown rapidly in recent years. Demand for notebook computers has increased as their capabilities have expanded and their size, weight and price have

---------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Management's Discussion and Analysis" and in "Business" including "Additional Risk Factors Affecting Future Performance."

been reduced. Demand for handheld personal computers ("H/PCs"), such as palmtops and personal digital assistants, although slow to materialize initially, is projected to increase as a result of the November 1996 launch of the Microsoft Windows CE operating system and Windows CE-based devices from Casio, Compaq and other electronic appliance manufacturers.* The Yankee Group, an independent market research firm, projects that the installed base of mobile computers, including all varieties of H/PCs and notebook computers, will grow from 10.2 million in 1995 to 43.2 million in 2000.*

     The growth in the number of mobile computers has corresponded with a significant increase in the quantity and complexity of information that businesses need to deliver to their mobile workforces. In response to these data delivery requirements, several technologies and approaches have been developed to effectively monitor, collect, deliver and efficiently use vast amounts of relevant data. Such emerging solutions include: narrowcasting or "webcasting," the ability to deliver highly customized information to users from multiple data sources; software that enables the automation of sales processes and information exchanges between hundreds or thousands of mobile computer users and central information systems containing enterprise-wide customer databases; Windows CE, the first standard operating system for H/PCs, which is expected to result in a significant increase in the development of third-party applications software for such devices; and the resulting launch of Windows CE-based H/PCs by leading vendors such as Casio and Compaq.*

     Furthermore, in an environment where service responsiveness and cost efficiency are key competitive differentiators, enterprises must have the ability to deliver time-sensitive and relevant information to their off-site employees immediately and not wait until such employees can obtain access to a telephone line or other means of wired transmission. For example, financial service firms need to deliver up-to-the minute stock quotes and company news to their brokers, and sales organizations need to transmit promising leads and appointment changes to their field representatives. More generally, the mobile professional needs to receive time-sensitive messages and calendar updates as soon as possible.

     To date, no vendor has been able to provide an effective solution that enables the delivery of sufficient quantities of relevant data on a timely basis to mobile computer users. The paging network is generally superior for such purposes to two-way radio networks (such as Ram, Ardis and CDPD) and to the cellular network because paging provides significantly more extensive coverage, and lower equipment and service costs. Until recently, paging was optimized for, and restricted to, numeric and limited alphanumeric notification. However, the Company believes that data paging has the potential to provide an effective solution to more complex wireless information delivery needs as a result of the recently increased capacity of paging networks, the decreasing costs of data pagers and related services, the growing number of page-enabled applications and the introduction of certain proprietary technologies developed by the Company.*

---------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Management's Discussion and Analysis" and in "Business" including "Additional Risk Factors Affecting Future
Performance."

STRATEGY

     Socket's objective is to provide the leading wireless solution to the need to deliver time sensitive data to mobile computer users.* The Company's strategy for achieving this objective includes the following key elements:

LEVERAGE SOCKET'S HARDWARE AND SOFTWARE TECHNOLOGY TO INTRODUCE INNOVATIVE WIRELESS SOLUTIONS

     Socket has developed a set of hardware and software building blocks which are designed to enable the Company to bring innovative products to market, to offer these products for multiple host platforms and to manufacture and package them at low cost. These building blocks include: (i) a library of software tools which are designed to minimize product development time and maximize platform independence; (ii) the Company's high integration serial ("HIS") chip, which is designed to serve as the basis for single or dual port serial communications devices, thereby reducing cost, component count, power requirements and software development effort; and
(iii) Socket's universal bus interface, which enables Socket's products to work with a variety of PC Card hosts.

FACILITATE AND LEVERAGE EMERGING INDUSTRY STANDARDS

     Socket is continually enhancing the PageCard WMS to optimize it for those industry standards that the Company believes will serve as the foundation for future wireless data transfer and mobile workforce solutions.*
 With regard to national one-way paging technologies, the Company believes that FLEX will eventually replace POCSAG because it is faster and more efficient.* The Company is therefore working with Cetronic AB to develop a FLEX-compatible version of the PageCard WMS, which the Company expects to be commercially available by the fourth quarter of 1997.* With regard to two-way paging, the Company is a founding member of the Personal Air Communications Technology ("PACT") vendor forum to promote and facilitate the development of end-to-end two-way wireless messaging products and applications using the PACT two-way messaging protocol being developed by AT&T. The Company also expects to develop a version of the PageCard WMS that will be compatible with the REFLEX two-way paging technology by the end of 1998.* Finally, the Company has adapted the PageCard WMS to operate with Microsoft's Windows CE operating system platform for H/PCs.

EXPAND MARKET BY PROVIDING EASY-TO-USE WIRELESS SOLUTIONS

     The Company believes that management information system administrators and corporate mobile workforces prefer to work with familiar software applications. The Company intends to expand the market for the PageCard WMS by page-enabling existing applications to allow the transfer of data from an application through the paging network to the PageCard receiver where it can be downloaded into a mobile computer. For this purpose, the Company has developed a software developers kit ("SDK"), which is designed to provide program interfaces that make it easy for software developers to page-enable their applications and to work with major Microsoft environments, both in real and protected mode, including DOS, Windows, Windows for Workgroups, Windows NT, Windows 95 and Windows CE. The SDK is designed to facilitate the page-enabling of emerging software applications in areas such as groupware, contact management and sales force automation, news and information alerts, and investment portfolio management.

---------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Management's Discussion and Analysis" and in "Business" including "Additional Risk Factors Affecting Future Performance."

ESTABLISH STRATEGIC ALLIANCES AND BUSINESS RELATIONSHIPS

     The Company has established and intends to continue to establish strategic alliances with leading participants in various segments of the communications, software and mobile computer markets.* The Company believes these alliances and relationships enable it to take advantage of the superior financial resources, technological capabilities, proprietary positions and market presence of these companies in establishing and maintaining Socket's own position in the wireless data communications industry. In accordance with this strategy, the Company has entered into alliances or relationships with GTE, Mitsubishi, Casio, Apple Computer, Cetronic AB, Bell Mobility, The National Dispatch Center, PageNet, and Lucent Technologies. In addition, the Company intends to establish technology partnerships and cross-marketing agreements with leading vendors in the narrowcasting or "webcasting" software market, the groupware software market, the sales force automation software market and the H/PC market, each of which the Company believes will broaden the acceptance of, and expand the need for, the PageCard WMS.*

ESTABLISH AND LEVERAGE THIRD-PARTY INTEGRATOR AND DISTRIBUTION CHANNELS

     The Company has adopted a multichannel distribution strategy which focuses on OEM and integrator channels. Due to the unique characteristics that differentiate the PageCard WMS from most other paging devices, the Company believes that its products will be sold primarily through a third-party integrator channel which provides mobile computing products and strategies to organizations, rather than the traditional retail pager and cellular channels.* The Company's direct sales force calls upon paging service providers, computer resellers, VARs, ISVs, distributors and network administrators and mobile computer professionals within major corporate accounts to create product awareness, assist in product evaluations, provide ongoing education and support and expand the use of the PageCard WMS.

     The Company is currently working with several third-party integrators to develop PageCard WMS solutions targeted toward selected vertical markets.
For example, the Company is working with a leading third-party integrator in the home health care field to develop a solution that would resemble the following description.* Home health care nurses would download patient care information from a central computer over the telephone line into their Apple Newton Messagepads each day before beginning their visits. The patient records would include patient care instructions and pertinent patient information. At the conclusion of the patient visit, the nurse would write a service report on the Messagepad server, which record would be added to the electronic patient record. Updated patient records would be uploaded by the nurse at the end of the day to the central computer, which would update the master patient file and provide data for use by medical personnel (patient monitoring) and by administration personnel (billing). The patient record system is being page-enabled to allow patient data to be forwarded to a nurse wirelessly when changes occur to patient instructions during the day of a visit, or when a nurse is redirected to a patient not previously scheduled for a visit. As a result, nurses would have current patient care information available and current patient care record information would be maintained.*

---------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Management's Discussion and Analysis" and in "Business" including "Additional Risk Factors Affecting Future Performance."

PRODUCTS

     The Company's products include, in addition to the PageCard WMS, "page-enabled" applications software and a family of serial and Ethernet card products.

PAGECARD WIRELESS MESSAGING SYSTEM

     The PageCard WMS has three components: the PageCard receiver, PageSoft communications software and Socket's Wireless Messaging Services.

     PAGECARD RECEIVER. The PageCard receiver is a dual-mode pager that functions as a stand-alone alphanumeric pager and connects to a mobile computer through a Type II or Type III PC Card interface enabling wireless messages to be delivered directly to a mobile computer. An easy-to-read LCD display, two control buttons and an audible beeper enable the PageCard receiver to replace the mobile professional's existing pager. A typical alphanumeric pager weights 6 oz., can store up to 40 messages and has a total memory capacity of 6,000 characters. The PageCard receiver weighs 2.2 oz., holds up to 370 messages and has a total memory capacity of 128,000 characters.

      Developed in partnership with Mitsubishi, the PageCard receiver is compatible with the POCSAG worldwide paging transmission standard and is available in the 900 MHz range, the primary frequency range in North America, and 466 MHz, the Euromessage paging frequency. The Company believes that the PageCard receiver is the only commercially available PC Card pager which supports the 466 MHz frequency. These capabilities enable the PageCard receiver to take advantage of the extensive wireless data networks already in place.* The Company expects to complete the development of its next generation PageCard WMS for the higher-capacity paging networks based on the FLEX protocol during 1997.* The Company also intends to continue developing its two-way PageCard WMS product during 1998.*

     The PageCard receiver can be used with any Windows-based H/PC, the Hewlett-Packard LX Series, the Apple PowerBook and the Newton MessagePad. The plug-and-play capability of the PageCard receiver and the software tools included in Socket's SDK enable mobile computer users to download wireless data into their mobile computers simply by inserting the PageCard receiver into a Type II or Type III PC card slot. Such data messages would be difficult or impossible to read using a conventional alphanumeric pager.

     The PageCard receiver handles numeric, alphanumeric and binary data and three categories of messages:

     PRIVATE MESSAGES are sent to the primary address of the PageCard receiver and are usually intended for a single user. They can be numeric pages, text messages, e-mail, binary file updates or notification of faxes, caller holding or voice mail.

     GROUP MESSAGES can be broadcast to multiple PageCard receivers. Examples of group messages include text messages to a field sales or service force, binary file updates to price lists or inventory databases or any other information that an enterprise generates internally and wishes to distribute efficiently to a local or national field force. The most significant cost advantage of group message broadcasting is that there is no cost difference between sending a paging message to a single

---------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Management's Discussion and Analysis" and in "Business" including "Additional Risk Factors Affecting Future Performance."

PageCard receiver and sending one to an unlimited number of PageCard receivers. Group messages which update binary files also save the time a field force would otherwise spend calling the corporate network and downloading file updates via a modem.

     INFORMATION SERVICE MESSAGES are for public information services and may include stock prices, mortgage rates, currency exchange rates, news feeds, weather, sports scores, traffic information and other data.

     PAGESOFT COMMUNICATIONS SOFTWARE. PageSoft is a suite of applications and utilities designed to make it easy to transmit relevant information from the office to the PageCard receiver and to download it from the PageCard receiver into a mobile computer. PageSoft currently consists of send, receive and mail forwarding software. The current Windows versions of the send and receive software support Windows 3.1, Windows 95 and Windows CE. The Company's Windows send and receive software incorporates advanced messaging features including binary file transfers, compression, encryption, and the Company's message intercept protocol which facilitates the routing of multiple types of messages to the applications for which they were intended or to the e-mail in-boxes of Microsoft Mail, cc:Mail, Windows CE e-mail, Lotus Notes Mail or a generic e-mail in-box. Mail forwarding software for Microsoft Mail is a rules-based mail forwarding agent that resides on a server (or a second desktop system) and automatically forwards user-selected e-mail messages to the PageCard. Users are able to instruct the forwarding agent to monitor their e-mail inbox on the office network, check for specified criteria such as the sender or the subject and forward either the entire message or a specified number of characters of the message to the user's PageCard receiver via a modem. E-mail forwarding software for cc:Mail is also available. E-mail forwarding software for Lotus Notes Mail is available from Lotus Corporation.

     SOCKET WIRELESS MESSAGING SERVICES ("SWiMS"). SWiMS is a low cost, turnkey messaging and support system that includes a personal toll-free number, immediate activation, unified billing, modem-based message dispatch, operator assisted dispatch and message reconciliation, an Internet gateway with a personal PageCard receiver Internet address, fax notification with on-demand forwarding, voice messaging and annotation of faxes with on-demand playback, message scheduling and a 24-hour bulletin board system that enables a computer with a modem to send messages to the PageCard receiver. SWiMS currently uses the nationwide carrier service of PageNet, the largest paging carrier in the U.S., with over 6.2 million subscribers. SWiMS is administered by The National Dispatch Center.

     SWiMS is an integrated service for monitoring and managing major forms of electronic business communications, including:

     TELEPHONE: A colleague can call the personal toll-free number of a SWiMS subscriber and dictate a message to an on-line operator. The message will then be sent to the subscriber's PageCard receiver. This operator dispatch service is available 24 hours a day, seven days a week.

     FAX: A colleague can send a fax to the personal toll-free number of a SWiMS subscriber. SWiMS will store the fax and send wireless notification to the subscriber's PageCard receiver that a fax is waiting. The SWiMS subscriber can locate the most convenient fax machine (e.g., at a hotel, a copy center, a customer's site), call the toll-free number, supply a password and specify the phone number of the fax machine. SWiMS will then forward the fax to that phone number. A SWiMS operator will also read the fax message to the subscriber if requested, which facilitates getting the information if a fax machine is not readily available.

     VOICE MAIL: Colleagues can send voice messages of up to five minutes in conjunction with, or in lieu of, a fax. SWiMS will store the voice message and immediately send wireless notification to the subscriber's PageCard receiver. Subscribers can play these voice messages back over the phone after supplying the correct password.

     CALL CONNECT: Colleagues can call the subscriber's toll-free number and ask to be connected to the subscriber. SWiMS will immediately send wireless notification to the subscriber's PageCard receiver that a caller is waiting.
The subscriber can call in on the toll-free number and will be connected. If the subscriber does not call in, the colleague is routed to voice mail.

     PAGER: SWiMS enables colleagues to send messages to the personal toll-free number of a SWiMS subscriber via telephone dictation or, for numeric messages, via touch-tone phone input. Colleagues can send messages via modem to a special toll-free number by using specialized software, or by logging into the SWiMS BBS with a modem using conventional communications software. Subscribers can also schedule pages to be sent to themselves for remembering important information and events by dictating the message and transmission time to an operator.

     E-MAIL: SWiMS offers an Internet e-mail gateway which enables a colleague to send a wireless message of up to 690 characters to the SWiMS subscriber's PageCard receiver simply by sending e-mail to the user's PageCard receiver's Internet address.

     MESSAGE RECONCILIATION: SWiMS offers on-demand message reconciliation and reading or retransmission via operator or the BBS. Messages will be stored for message reconciliation and retransmission for up to 30 days. SWiMS sequentially numbers messages sent to a subscriber which assists the subscriber in determining that all messages sent have been received.

PAGE-ENABLED SOFTWARE APPLICATIONS
     The Company's SDK facilitates the page-enabling of software applications and allows software developers to work with major Microsoft operating systems, both in real and protected mode, including DOS, Windows, Windows for Workgroup, Windows NT, Windows 95 and Windows CE. The Company has also developed software to page-enable Symantec's Act!, a popular contact management program. The Company intends to work with VARs and ISVs to page-enable additional applications.*

SERIAL I/O CARDS

     Socket developed the first commercially available PC Card serial card in 1993 and believes that it is the leading worldwide supplier of serial cards. In 1996, Socket developed and introduced other serial card products including a ruggedized serial card, a dual serial card and an serial-Ethernet combination card. The Company expects to introduce an infrared serial card in the second quarter of 1997.* On a PC Card mobile computer, the Socket Serial I/O card operates as a standard communication port, and can work with conventional serial communications programs such as

---------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Management's Discussion and Analysis" and in "Business" including "Additional Risk Factors Affecting Future Performance."

LapLink and PROCOMM. Uses for the serial cards include attaching input devices such as stenography machines for court reporting or bar code scanners, data collection devices such as medical monitoring instruments or data scopes, high speed fax/modems, or output devices such as label printers.
 The Serial I/O cards can be used with any Windows-based PC Card mobile computer, Windows CE-based H/PC, the HP 100/200 LX palmtop, the Sun Voyager, the Apple PowerBook and the Newton MessagePad, the Sharp Zaurus and others.

ETHERNET CARDS

     Socket released the first commercially available PC Card Ethernet card in 1992. The 16-bit Socket EA and EA+ cards enable a PC Card mobile computer user to communicate with an Ethernet network at speeds comparable to the internal cards installed in workstations, which can be up to four times faster than network adapters based on parallel ports.

     The Socket EA adapter includes a 10BaseT connector for unshielded twisted pair cabling, while the Socket EA+ adapter includes both a 10BaseT and a 10Base2 connector. The Socket EA and EA+ are compatible with the popular NE2000 network controller, making them compatible with the major PC-based network operating systems.

STRATEGIC ALLIANCES AND BUSINESS RELATIONSHIPS

     The Company has established strategic alliances and business relationships with the following companies:

     GTE, a telecommunications company, bundles the Company's PageCard receiver and wireless messaging software with GTE's wireless message services for a single monthly service fee. The Company and GTE also engage in joint selling and marketing activities in selected vertical markets.

     CASIO COMPUTER CORPORATION, a consumer-electronics product manufacturer and a leading supplier of Windows CE H/PCs, has a joint development, marketing and distribution agreement with the Company for the Company's Windows CE messaging software.

     APPLE COMPUTER, a computer manufacturer, is promoting the development of wireless vertical applications for the Newton MessagePad. The Company and Apple have completed a joint development program to page-enable the Newton MessagePad operating system to employ the Company's PageCard receiver for Newton-based wireless applications and are undertaking joint sales and marketing activities in selected markets.

     CETRONIC AB, a wireless products and technology company, and the Company are jointly developing a PageCard receiver that is compatible with the higher speed FLEX paging networks.

     BELL MOBILITY, a telecommunications company, distributes the Company's PageCard in Canada.

     PAGENET, the largest paging carrier in the U.S., is the paging network provider for the paging frequencies used by the Company's U.S. PageCard. PageNet's services are provided through the Company's contract with The National Dispatch Center and through GTE.

     THE NATIONAL DISPATCH CENTER, a paging gateway service provider, administers SWiMS.

     LUCENT TECHNOLOGIES (formerly AT&T Microelectronics), a semiconductor chip manufacturer, collaborated with the Company on the development of the Company's proprietary HIS chip and currently serves as the foundry for the HIS chip.

     MITSUBISHI CORPORATION, a manufacturer and distributor, supplies the Company's PageCard receiver.

PROPRIETARY TECHNOLOGY

     Socket has developed a number of technology building blocks to enhance its ability to develop new hardware and software products, to offer products which run on multiple host platforms and to manufacture and package products efficiently.

     Socket's most important hardware building block is the universal bus interface, a highly flexible implementation of the PC Card interface whose features include programmable bus steering, dual mapping of control and data registers into both memory and I/O space, an extensive card information structure which includes function ID and function extension tuples, shared-memory arbitration circuitry, support for "execute-in-place," the ability to support both level and edge triggered interrupts from multiple sources, host synchronization during initialization and complete polarity and masking control of interrupts. Socket's universal bus interface enables Socket's products to work with major PC Card hosts. Socket's PageCard receiver is compatible with PC Card Windows notebooks, Windows CE H/PCs, the Apple PowerBook, the Apple Newton MessagePad and the HP 100/200 LX palmtop.

     Socket's universal bus interface has been incorporated into several application specific integrated circuits, including Socket's HIS chip, a highly integrated general purpose serial interface used in both the PageCard receiver and the Serial I/O Card to control signal transmission between these products and the mobile computer's PC Card slot.

     Socket has also developed a library of software tools which are used to reduce product development time and maximize platform independence. These tools include smart installation software which works across Socket's entire product line, ODI and NDIS network driver software for the Ethernet card, direct enabler software for major PC Card hosts and Card Service client drivers for plug-and-play "Hot Swap" operation.

     Socket's PageSoft communications software and SDK form the basis of an extensive suite of one-way messaging tools and utilities that are designed to enable Socket to add value to the PageCard WMS and its derivatives and establish a family of proprietary software products.

SALES AND MARKETING

     The Company markets its products through OEMs, paging service providers, computer platform vendors, vertical market VARs, and a worldwide network of distributors and resellers. The Company is also collaborating with independent software vendors to develop applications and tools to be used with the PageCard WMS, some of which are expected to be jointly marketed by the Company.* The Company supports its distributors and resellers through education, training and customer assistance by the Company's sales, marketing and technical support staff and third party manufacturers' representatives. During 1996, distributors Ingram Micro and Tech Data accounted for 17% and 12%, respectively, of the Company's revenues. As of December 31, 1996, the Company had 12 persons in sales, marketing and technical support. The Company intends to increase its sales and marketing activities by adding personnel and increasing promotional activities.*

---------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Management's Discussion and Analysis" and in "Business" including "Additional Risk Factors Affecting Future Performance."

     Consistent with industry practice, the Company provides its distributors with stock balancing and price protection rights which permit these distributors to return slow moving products to the Company for credit and to receive price adjustments for inventories of the Company's products held by distributors if the Company lowers the price of those products. The effect of such returns and adjustments on the Company's operating results is minimized since the Company recognizes revenues on products shipped to distributors at the time the merchandise is sold by the distributor. To date, the Company has not experienced any significant returns or price protection adjustments.

     The Company relies significantly on its OEMs, distributors and resellers for the marketing and distribution of its products. Of particular importance to the Company are its relationships with GTE, Casio Computer, Apple Computer and Bell Mobility for the distribution of its wireless messaging products. The Company's agreements with OEMs, distributors and resellers, in large part, are nonexclusive and may be terminated on short notice by either party without cause; furthermore, the Company's OEMs, distributors and resellers are not within the control of the Company and are not obligated to purchase products from the Company and may represent other lines of products. A reduction in sales effort or discontinuance of sales of the Company's products by its OEM's, distributors and resellers could lead to reduced sales and could materially adversely affect the Company's operating results.

     The Company is generally able to ship orders when received and does not have significant backlog.

     Export sales represented approximately 40%, 40% and 52% of the Company's revenue for the years ended December 31, 1996, 1995 and 1994, respectively. Export sales are subject to the complications of complying with laws of various countries and the risk of import/export restrictions and tariff regulations.

MANUFACTURING

     The Company subcontracts the manufacture of substantially all of its products to independent, third party contract manufacturers on a sole source basis. The Company performs final product testing and packages its products at its Newark, California facility.

     Sole source components include the Company's proprietary HIS chip manufactured by Lucent Technologies that controls the signal transmission between the Company's PageCard receiver and Serial I/O products and the PC Card slot on the mobile computer, the PageCard receiver board and RF display, which are purchased from Mitsubishi Corporation in Japan, the Ethernet card purchased from Quanto Electro in the United States, the Serial I/O card manufactured by Hi-Tech Manufacturing in the United States, and certain other cable and connector components. Although to date the Company has generally been able to obtain adequate supplies of these components, certain of these components are purchased on a purchase order basis, and the Company does not have long-term supply contracts for these components. In particular, the Company purchases HIS chips from Lucent Technologies, Tamarack chips from Tamarack, Ethernet cards from Quanto Electro and Serial I/O cards from Hi-Tech Manufacturing by purchase order under standard commercial terms and conditions in the industry. The Company has an agreement with Mitsubishi Corporation with a three year term ending December 1997 subject to automatic renewals and termination for material breach and certain other events. The Mitsubishi agreement covers the development of the current PageCard POCSAG receiver and subsequent improvement and modifications as determined by the parties, as well as the mutual provision of engineering and technical assistance. The agreement also sets forth procedures for orders, purchases, forecasts and pricing, and requires that the Company maintain a standby letter of credit to cover PageCard purchases from Mitsubishi.

     Although the Company's suppliers are generally large, well financed organizations, in the event that a supplier were to experience financial or operational difficulties that resulted in a reduction or interruption in supply to the Company, it would materially adversely affect the Company's results of operations until the Company established sufficient manufacturing supply through an alternative source which could take a significant period of time including qualifying an alternative subcontractor, redesigning the product as necessary, and commencing manufacturing.

RESEARCH AND DEVELOPMENT

     Since its inception, the Company has made substantial investments in research and development. The Company believes that its future performance will depend in large part on its ability to develop significant enhancements to its PageCard receiver and PageSoft communications software and to develop new products for new and existing markets.* In particular, the Company believes the timely completion and expected introduction of a FLEX version of the PageCard in the second half of 1997 and the development and introduction of a two-way paging product after 1997 is important to maintain a technological leadership position in wireless solutions and remain competitive.* As of December 31, 1996, the Company had seven persons on its product development staff and hires engineering consultants to perform additional engineering services from time to time as required. Research and development expenditures were $1.1 million, $1.1 million and $1.3 million for the years ended December 31, 1996, 1995 and 1994, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future.*

COMPETITION

     The overall market for communications products is increasingly competitive, and the Company expects competition in each of its market areas to intensify.* The Company anticipates intense competition from a number of new and established wired and wireless computer, communications and network equipment companies.* Increased competition, direct and indirect, could materially adversely affect the Company's revenues and ability to achieve profitability through pricing pressure and loss of market share.

     Many of the Company's present and potential competitors have substantially greater financial, marketing, technical and other resources than the Company and may succeed in establishing technology standards or strategic alliances in the data communications market, obtain more rapid market acceptance for their products or otherwise gain a competitive advantage.

     Currently, the Company does not have a direct competitor for its PageCard whose unique features as a data pager include its capability to receive, store and download long messages and data, the ability to direct multiple simultaneous messages from different applications to their intended laptop application or electronic mail inbox, and the capability to read messages on a digital display. The Company faces indirect competition for short messaging applications from alphanumeric pagers which are produced by many companies including Motorola, NEC, and others, and from alternative

---------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Management's Discussion and Analysis" and in "Business" including "Additional Risk Factors Affecting Future Performance."

methods of downloading information into a mobile computer, primarily over telephone lines or other wireless data networks.

     The Company competes with IBM and Smart Modular Technologies, among others, in the serial card market. The market for the Company's Ethernet card is highly competitive. Market leaders for Ethernet cards include 3Com and Xircom. The Company also faces competition from combination cards which combine Ethernet and other functions such as fax/modem. Companies offering combination cards include 3Com, Xircom, and U.S. Robotics.

INTELLECTUAL PROPERTY RIGHTS

     The Company relies on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights. The Company has filed applications for two patents in the United States. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and strategic partners, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise to obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries.

     There are no current pending material claims that the Company's products, trademarks or other proprietary rights significantly infringe the proprietary rights of third parties. However, there can be no assurance that the Company will not receive in the future communications from third parties asserting that the Company's products infringe, or may infringe, the proprietary rights of third parties which could result in significant additional expense to the Company or the discontinuation of use or redesign of infringing products.

PERSONNEL

     As of December 31, 1996, the Company employed 28 people on a full-time basis. Of these, 12 were responsible for sales, marketing and customer technical support, seven were in research and development, five were in finance and administration and four were involved in operations. The Company's employees are not represented by a union, and the Company considers its relationship with its employees to be good. The Company's future success will depend in significant part upon the continued service of certain key technical and senior management personnel, and the Company's continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel.* The Company does not have key man life insurance for any of its employees.

---------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Management's Discussion and Analysis" and in "Business" including "Additional Risk Factors Affecting Future Performance."

ADDITIONAL RISK FACTORS AFFECTING FUTURE PERFORMANCE

     EMERGING MARKET FOR WIRELESS DATA COMMUNICATION PRODUCTS

     The market for wireless data communications products has been slow to emerge, and there can be no assurance that it will develop sufficiently to enable the Company to achieve broad commercial acceptance of its products. Because this market is relatively new and has developed slowly, and because current and future competitors are likely to introduce a variety of competing wireless data communications solutions, it is difficult to predict the rate at which this market will grow, if at all. If the wireless data communications market fails to grow, or grows more slowly than anticipated, the Company's business, operating results and financial condition will be materially adversely affected. Although the Company intends to conform its products to meet emerging standards in the wireless data communications market, there can be no assurance that industry standards will emerge or, if they become established, that the Company will be able to conform to these new standards in a timely fashion.
Even if the market for wireless data communications products does develop, there can be no assurance that the Company's products will achieve commercial success within such market. Furthermore, the Company is currently focusing on developing and delivering wireless data solutions for the specific needs of business in a number of vertical market segments such as field sales, field service, finance, real estate, health care, and transportation. The Company believes that the preferred strategy for addressing such needs is to page-enable existing applications to allow the transfer of data from an application through the paging network to the PageCard receiver where it can be downloaded into a mobile computer. The Company's software developers kit is designed to provide program interfaces for software developers to page-enable their applications and to work with major Microsoft operating systems. Although a limited number of page-enabled applications are now available, there can be no assurance that any additional such applications will become available. Further, there can be no assurance that such page-enabled applications will be developed, or if developed, gain widespread commercial acceptance or that adoption of such applications will drive increased purchases of PageCard receivers. Finally, due to the unique nature of the PageCard receiver and PageCard WMS, which combine certain technologies and features of paging and mobile computing, the Company believes it will be required to incur significant expenses for sales and marketing, including advertising, to educate potential customers.* Broad commercialization of the Company's products will require the Company to overcome significant technological and market development hurdles, many of which may not be currently foreseen. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business - Industry Overview" and " - Strategy."

     The mobile computer market represents only a small percentage of the installed base of personal computers, and there can be no assurance that the mobile computer market will continue to grow. Because all of the Company's products are used in mobile computing applications, the Company's future operating results would be materially adversely affected by any reduction in the rate of growth of the mobile computer market.

---------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Management's Discussion and Analysis" and in "Business" including "Additional Risk Factors Affecting Future Performance."

     RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON PRODUCT DEVELOPMENT; PRODUCT DEFECTS

The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and short product life cycles. Accordingly, the Company's success will be substantially dependent on a number of factors, including its ability to identify emerging standards in the wireless data communications field, enhance its products by adding additional features to provide a more complete solution and differentiate its products from those of its competitors, maintain superior or competitive performance in its products and bring products to market quickly. Given the emerging nature of the wireless data communications market, there can be no assurance that the Company's products or technology will not be rendered obsolete by alternative technologies. Further, short product life cycles expose the Company's products to the risk of obsolescence and require frequent new product introductions. If the Company is unable to develop or obtain access to advanced one-way and emerging two-way wireless data communications technologies as they become available, or is unable to design, develop, contract for the manufacturing of and introduce competitive new products on a timely basis, its future operating results will be materially adversely affected. Any significant delays in the design, development, manufacture or shipment of new or enhanced products would also materially adversely affect the Company's results of operations.

     The markets for mobile computers and their peripherals and for wireless data communications are extremely competitive and characterized by rapidly advancing technology, frequent changes in user preferences and frequent product introductions. The future success of the Company will depend in large part on its ability, and that of its strategic partners, to keep pace with advances in software and hardware technologies for mobile computing and wireless data communications. There can be no assurance that the Company will be able to respond effectively to these technological changes or to new product introductions by others. For example, the Company's PageCard receiver is designed to operate on the worldwide POCSAG protocol, and operates on the frequencies approved by the Federal Communications Commission ("FCC") for paging and messaging technologies in the United States and Canada in the 930 MHz frequency range. For the European market, the PageCard receiver operates on the Euromessage frequency of 466 MHz. New competitive wireless technologies, such as FLEX in the United States and ERMES in Europe, being developed by various market participants are not compatible with the POCSAG protocol and may operate at different frequencies. If these new technologies succeed, paging carriers may cease to support POCSAG, and there is no assurance that the Company will be able to develop future products based upon these new technologies. In addition, the Company's inability to develop products within any new FCC-allocated frequencies for these new technologies could have a material adverse effect on the Company's business and results of operations.

     Although the Company performs testing prior to new product introductions, the Company's hardware and software products may contain undetected flaws, which may not be discovered until the products have been used by customers. From time to time, the Company may temporarily suspend or delay shipments or divert development resources from other projects to correct a particular product deficiency. Such efforts to identify and correct errors and make design changes may be expensive and time consuming. Failure to discover product deficiencies in the future could delay product introductions or shipments, require the Company to recall previously shipped products to make design modifications or cause unfavorable publicity, any of which could have a material adverse effect on the Company's operating results. See "Business - Industry Overview" and "-Strategy."

     DEPENDENCE ON THIRD PARTY STRATEGIC ALLIANCES AND BUSINESS RELATIONSHIPS

     The Company's strategy is to establish strategic alliances and business relationships with leading participants in various segments of the communications and mobile computer markets.* The Company believes these alliances enable it to take advantage of the superior financial resources, technological capabilities, proprietary positions and market presences of these companies in establishing and maintaining Socket's own position in the wireless data communications industry. In accordance with this strategy, the Company has entered into alliances or relationships with GTE, Casio, Apple, Cetronic, Bell Mobility, PageNet, The National Dispatch Center ("NDC"), Lucent Technologies and Mitsubishi.

     The Company's success will depend not only on the Company's continued relationships with these parties, but also on its ability to enter into additional strategic arrangements with new partners on commercially reasonable terms.* The Company believes that, in particular, relationships with application software developers are extremely important in creating commercial uses for the Company's products necessary to achieve growth.* Any future relationships may require the Company to share control over its development, manufacturing and marketing programs or to relinquish rights to certain versions of its technology.

     In particular, Mitsubishi's relationship with the Company includes technology licensing, manufacturing and distribution rights. The Company has co-licensed certain technologies applying to the PageCard receiver, has contracted with Mitsubishi to supply its PageCard receiver and has granted Mitsubishi certain distribution rights to the PageCard receiver on a worldwide basis excluding North America. The Company's ability to manage the business relationship with Mitsubishi effectively is important to the success and operating results of the Company. The Company's operating results would be materially adversely affected if it were required to replace Mitsubishi as a supplier.

     The Company's relationship with NDC for SWiMS includes certain customer service activities. NDC has agreements to page messages through PageNet and other paging carriers. Should NDC go out of business, discontinue its relationship with the Company or with PageNet or not be able to adequately provide services for SWiMS, the market for the PageCard WMS would be materially adversely affected until such time as a suitable replacement could be found. Should PageNet go out of business, be incapable or unwilling to provide low cost airtime services or discontinue its relationship with NDC, the market for the PageCard receiver and PageCard WMS would be materially adversely affected until such time as a suitable replacement could be found.

     The Company recently introduced its PageCard receiver and PageCard WMS in France and the U.K. In France, paging services are provided by France Telecom Mobiles Radiomessagerie, a nationwide paging network, and advanced messaging services are provided by Stratus RTM. In the U.K., paging services are provided by Hutchison Telecom, a nationwide paging network, and advanced messaging services are provided by London Pager. The Company does not have any commitment from any of these companies as to the level of sales and marketing effort it will conduct or as to any minimum number of customers. Should the sales and marketing effort of any of these companies fall short of expectations, or should any of them go out of business or be incapable of adequately providing wireless messaging services, the European market for the PageCard receiver and

---------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Management's Discussion and Analysis" and in "Business" including "Additional Risk Factors Affecting Future Performance."

PageCard WMS would be materially adversely affected until such time as suitable replacements could be found. See "Business."

     MANAGEMENT OF GROWTH

     Depending on the extent of its future growth, if any, the Company may experience a significant strain on its management, operational and financial resources. The Company's ability to manage its growth effectively may require it to continue to implement and improve its operational and financial systems and may require the addition of new management personnel. In addition, three of the Company's officers have joined the Company since March 1996. Martin Levetin joined the Company in March 1996 as President and Chief Executive Officer, Howard Case joined the Company in July 1996 as Vice President of Marketing and John O'Leary joined the Company in August 1996 as Vice President of Sales. The failure of the Company's management team to effectively manage growth, should it occur, could have a material adverse impact on the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Personnel."

     DEPENDENCE ON KEY EMPLOYEES

     The Company's future success will depend in significant part upon the continued service of certain key technical and senior management personnel, and the Company's continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel.*
Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing key managerial, technical or sales and marketing personnel or that it can attract, assimilate and retain such employees in the future. The loss of key personnel or the inability to hire, assimilate or retain qualified personnel in the future could have a material adverse effect upon the Company's results of operations. The Company currently has employment agreements with Martin Levetin and Micheal Gifford. The Company does not have key man life insurance for any of its employees.

     NEED FOR ADDITIONAL CAPITAL


     The Company will require additional capital in 1997 to fund its operations.* There can be no assurances that such capital will be available on acceptable terms, if at all, and such terms may be dilutive to existing stockholders. See Note 1 to Notes to Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     FOREIGN CURRENCY FLUCTUATIONS AFFECTING COSTS

     The PageCard receiver is supplied by Mitsubishi in Japan under an agreement that provides for adjustment in the Company's purchase costs when the average exchange rate of the Japanese yen is less than threshold levels of 95 yen to the U.S. dollar (price increase) or more than 105 yen to the U.S. dollar (price decrease). Purchase costs are adjusted by the ratio of the yen exchange rate to the applicable threshold level. The Company experienced adjustments in 1996 as a result of exchange fluctuations. To date, such adjustments have not materially affected the Company's costs but could do so in the future if the Company cannot offset price increases through higher selling prices, other operating efficiencies or a subsequent increase in the value of the dollar.

---------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Management's Discussion and Analysis" and in "Business" including "Additional Risk Factors Affecting Future Performance."

     DISTRIBUTION RISKS, PRODUCT RETURNS AND WARRANTIES

     The Company sells its products primarily through distributors, resellers and OEMs. To date the Company has not achieved significant OEM sales and there can be no assurance that the Company will achieve significant sales through this channel. The Company's largest distributors, Ingram Micro and Tech Data, accounted for approximately 17% and 12%, respectively, of the Company's revenue in 1996. The Company's agreements with OEMs, distributors and resellers, in large part, are nonexclusive and may be terminated on short notice by either party without cause. The Company's OEMs, distributors and resellers are not within the control of the Company, are not obligated to purchase products from the Company and may represent other lines of products. A reduction in sales effort or discontinuance of sales of the Company's products by its OEMs, distributors and resellers could lead to reduced sales and could materially adversely affect the Company's operating results. Use of distributors also entails the risk that distributors will build up inventories in anticipation of a growth in sales. If such growth does not occur as anticipated, these distributors may substantially decrease the amount of product ordered in subsequent quarters. Such fluctuations could contribute to significant variations in the Company's future operating results. The distribution industry has been characterized by rapid change, including consolidations and financial difficulties of distributors and the emergence of alternative distribution channels. In addition, there are an increasing number of companies competing for access to these channels. The loss or ineffectiveness of any of the Company's major distributors could have a material adverse effect on the Company's operating results. Moreover, the Company is seeking to broaden its channels of distribution and intends to sell its products through new distribution channels such as mass merchandisers. There can be no assurance that the Company will be able to successfully sell its products through these new channels.

     The Company allows its distributors to return a portion of their inventory to the Company for full credit against other purchases. In addition, in the event the Company reduces its prices, the Company credits its distributors for the difference between the purchase price of products remaining in their inventory and the Company's reduced price for such products. There can be no assurance that actual returns and price protection will not have a material adverse effect on future operating results, particularly since the Company seeks to continually introduce new and enhanced products and is likely to face increasing price competition. In addition, the Company's comprehensive two year warranty for its wired products and one year warranty for its wireless products permit customers to return any product if the product does not perform as warranted. To date, the Company has not experienced any warranty claims, returns, stock rotation exchanges or price protection adjustments materially above those anticipated.
 However, future warranty claims, returns, stock rotation exchanges, or price protection adjustments could be materially higher than anticipated. The Company intends to continue to introduce new and enhanced products, which could result in higher warranty or return claims due to the risks inherent in the introduction of such products.* There can be no assurance that warranty claims or returns will not have a material adverse effect on future operating results. See "Business -- Sales and Marketing."

---------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Management's Discussion and Analysis" and in "Business" including "Additional Risk Factors Affecting Future Performance."

     EXPORT SALES

     Export sales (sales to customers outside the United States) accounted for approximately 40% of the Company's revenue in 1996 and the Company anticipates that export sales will continue to account in 1997 for a significant portion of revenue.* Accordingly, the Company's operating results are subject to the risks inherent in export sales, including unexpected changes in regulatory requirements, exchange rates, tariffs or other barriers and difficulties in managing foreign sales operations. See "Business -- Sales and Marketing."

ITEM 2. DESCRIPTION OF PROPERTY

     The Company leases a 23,000 square foot facility in Newark, California.
The facility is subject to a lease which expires in 2001. The current monthly rent is approximately $16,325. The Company believes that its current facilities are sufficient to meet its needs for the foreseeable future.*

     Financial information regarding lease commitments is contained in Note 7 of Notes to Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

      The Company has no material legal actions pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for vote by security holders during the fourth quarter of 1996.

---------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Management's Discussion and Analysis" and in "Business" including "Additional Risk Factors Affecting Future Performance."

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     From the effective date of the Company's initial public offering (June 6, 1995) through November 26, 1996, the Company's Common Stock and Common Stock Warrants were listed on the Nasdaq SmallCap Market under the symbol SCKT and SCKTW, respectively. The Common Stock and Common Stock Warrants were de-listed from such market effective November 27, 1996 because the Company's net capital was below that required for continued listing, and since then have been traded on the OTC Bulletin Board under the symbols SCKT and SCKTW, respectively. The Company's Common Stock is also quoted on the Pacific Stock Exchange; however, because the Company's stockholders' equity as of December 31, 1996 was below the exchange's minimum capital requirements, the appropriateness of the Company's continued listing thereon is currently under review by the Pacific Stock Exchange's equity listing committee. This committee has granted the Company until May 5, 1997 to comply with the Pacific Stock Exchange's minimum net tangible assets and share bid price requirements. There can be no assurance that such committee will not decide to initiate delisting proceedings against the Company. The Company intends to seek relisting on the Nasdaq SmallCap Market as soon as it meets the applicable listing qualifications, which will require, among other things, net capital of at least $2 million and a common stock price of at least $3.00 per share. These listing requirements are currently under review by Nasdaq for possible changes including higher net capital requirements. If the Company's Common Stock is not accepted for quotation on the Nasdaq SmallCap Market and/or is delisted from the Pacific Stock Exchange, an investor will find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In addition, the Company's securities are now subject to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, the Company's inability to obtain listing on the Nasdaq SmallCap Market, subsequent removal from the Nasdaq SmallCap Market if listed thereon, or delisting from the Pacific Stock Exchange could affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's securities and the ability of purchasers of the Company's securities to sell their securities in the secondary market.

     The quarterly high and low sales prices of the Company's Common Stock since June 6, 1995, the effective date of its initial public offering, are as follows:

    QUARTER ENDED                                               HIGH        LOW
    -------------                                              -----       -----
    June 30, 1995 (from June 6, 1995). . . . . . . . .         $6.75       $5.25
    September 30, 1995 . . . . . . . . . . . . . . . .         $6.50       $5.25
    December 31, 1995. . . . . . . . . . . . . . . . .         $6.06       $2.63
    March 31, 1996 . . . . . . . . . . . . . . . . . .         $4.38       $3.00
    June 30, 1996. . . . . . . . . . . . . . . . . . .         $7.38       $2.88
    September 30, 1996 . . . . . . . . . . . . . . . .         $4.38       $2.88
    December 31, 1996. . . . . . . . . . . . . . . . .         $3.62       $0.75

     The quarterly high and low sales prices of the Company's Common Stock Warrants since June 6, 1995, the effective date of its initial public offering, are as follows:

     QUARTER ENDED                                              HIGH        LOW
     -------------                                             -----       -----
     June 30, 1995 (from June 6, 1995) . . . . . . . .         $1.50       $1.06
     September 30, 1995. . . . . . . . . . . . . . . .         $1.75       $1.44
     December 31, 1995 . . . . . . . . . . . . . . . .         $1.75       $1.13
     March 31, 1996. . . . . . . . . . . . . . . . . .         $1.50       $1.13
     June 30, 1996 . . . . . . . . . . . . . . . . . .         $2.38       $1.06
     September 30, 1996. . . . . . . . . . . . . . . .         $1.44       $0.75
     December 31, 1996 . . . . . . . . . . . . . . . .         $1.00       $0.25

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of February 28, 1997, there were approximately 800 holders of record of the Company's Common Stock and Warrants.

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for the expansion and operation of its business and does not anticipate paying cash dividends in the foreseeable future.

     In November 1996, the Company sold 15,500 shares of its Series A Convertible Preferred Stock for aggregate cash consideration of $1,550,000 pursuant to the registration exemption provided by Regulation D of the Securities Act of 1933, as amended (the "Securities Act") to: Arnold Wong, Berckeley Investment Group, Coutts & Co. AG, Harry Salzman, Jerry Houston, Julius Baer Securities, Peter G. Colmer, Roderick Deleersnijder, Ronald & Nancy Thomas Family Trust, Swedbank (Luxembourg) S.A., VanMoer Santerre & Cie and Weinberg Family Trust. The issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance on Regulation D under the Securities Act as a transaction by an issuer not involving a public offering. The shares of Series A Convertible Preferred Stock are convertible at the option of the holder, in whole or in part, at any time, into shares of Common Stock of the Company equal to $100 divided by the lower of (i) $2 5/8 and (ii) 65% of the average bid price of the Company's Common Stock on the OTC Bulletin Board for the five business days prior to the business day on which notice of conversion is transmitted by the holder of such share of Series A Convertible Preferred Stock, subject to adjustment upon certain events. Each share of Series A Convertible Preferred Stock shall be converted automatically into shares of Common Stock on the earliest of (i) immediately preceding a merger or consolidation of the Company if as a result of such transaction the holder of Series A Convertible Preferred Stock would receive publicly traded securities with a market value greater than the initial liquidation preference of the Series A Convertible Preferred Stock or
(ii) November 1, 1997. The conversion ratio of Series A Convertible Preferred Stock into Common Stock is subject to certain antidilution protection, including for stock splits, dividends and other recapitalizations, as well as certain sales of Common Stock below the then effective conversion price. Upon such conversion, no fractional shares shall be issued but instead the holder shall receive cash at the fair market value for such fractional share. There are a number of exceptions to the antidilution provisions, including in connection with the grant and exercise of options under the Company's 1995 Stock Plan, the sale of the Series A Convertible Preferred Stock; and the conversion or exercise of any option, warrant, right or other convertible security.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS (IDENTIFIED WITH AN ASTERISK "*") THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS
MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION AND IN "BUSINESS" INCLUDING "ADDITIONAL RISK FACTORS AFFECTING FUTURE PERFORMANCE."

OVERVIEW

     The Company's serial and Ethernet card products for PC Card mobile computers, introduced in 1993, are its principal sources of revenues. The Company also sells a PageCard PC Card wireless messaging system introduced in December 1994. In addition, the Company earns royalties from sale of certain of the Company's products by the third-party manufacturers of those products and royalties on wireless messaging services provided by third party carriers.

     The Company completed its initial public offering ("IPO") in June 1995, with net proceeds of approximately $4.8 million. Prior to the IPO, the Company's working capital requirements were met primarily through the private sale of equity and debt securities. In November 1996, the Company sold $1.6 million of its convertible preferred stock through a private placement, and in January and February 1997 the Company issued $1.0 million in convertible promissory notes through a private placement. See "--Liquidity and Capital Resources." See also Notes 4 and 16 to Notes to Financial Statements.

     The Company has sustained significant quarterly operating losses in every fiscal period since its inception. The Company expects to incur substantial quarterly operating losses at least through the first half of 1997 and possibly longer.* The Company's ability to achieve profitability will be highly dependent upon the market acceptance of the PageCard receiver and enhanced PageSoft software products, the development of page-enabled applications for selected vertical markets, continued increases in the market acceptance of the Company's serial and Ethernet cards, the development of successful new products for new and existing markets, the improvement of gross margins through maintaining of sales prices, higher sales volumes and contract manufacturing efficiencies, and the ability of the Company to expand its distribution
capability and manage its operating expenses.     There can be no assurances
that the Company will meet any of these objectives or ever achieve profitability. The Company's ability to continue its operations is also dependent upon the availability of additional capital. * See "--Liquidity and Capital Resources."

     The Company believes that its operating results will be subject to substantial quarterly fluctuations due to several factors, some of which are outside the control of the Company, including fluctuating market demand for, and declines in the average selling price of, the Company's products, the timing of significant orders from distributors and OEM customers, delays in the introduction of

---------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis section, and in "Business" including "Additional Risk Factors Affecting Future Performance."

enhancements to existing and new products, market acceptance of existing and new products, competitive product introductions, the mix of products sold, changes in the Company's distribution network, changes in customer product requirements, changes in the regulatory environment, the cost and availability of components and general economic conditions.* The Company generally does not operate with a significant order backlog, and a substantial portion of the Company's revenue in any quarter is derived from orders booked in that quarter. Accordingly, the Company's sales expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. The Company is making significant investments in sales and marketing and in research and development, and if orders and sales do not meet expectations, the Company's operating results could be materially adversely affected.

ANNUAL RESULTS OF OPERATIONS

     REVENUE

     In 1996, revenue was $4,570,438, substantially unchanged from 1995 revenue of $4,530,479. In 1995, revenue was $4,530,479, an increase of 47% over revenue of $3,074,843 in 1994. The substantial majority of revenue in all three years
was derived from sales of serial and Ethernet cards.   In 1996, sales growth of
the Company's serial card and, to a lesser extent, PageCard, was offset by declines in Ethernet card sales volumes and, to a lesser extent, GPS card sales, which were discontinued in the second half of 1996. The increase in 1995 revenue over 1994 was due to significant sales growth of the Company's serial card and, to a lesser extent, PageCard. Ethernet card volumes in 1995 increased moderately over 1994 but were more than offset by Ethernet card price reductions, resulting in a moderate decrease in Ethernet revenue in 1995 compared to 1994. Royalty and service revenue was primarily related to sales by third party manufacturers of the Company's GPS and Ethernet cards.

     The Company markets its products primarily through distributors and OEMs. Recognition of revenue on shipments to distributors and the related cost of sales are deferred until such distributors resell the products to their customers. Recognition of revenue on shipments to customers other than distributors occurs generally at the time of shipment. Export sales constituted 40%, 40%, and 52% of revenue in 1996, 1995, and 1994, respectively.

     PRODUCT GROSS PROFIT

     Product gross profit, excluding royalty and service revenue, is equal to product revenue less the cost of revenue, because the costs of royalty and service revenue generally are negligible. The Company's product gross profit for 1996 was $1,889,223, or 43% of product revenue, compared to $1,478,306, or 34% of product revenue, in 1995 and $636,927, or 22% of product revenue, in 1994. The product gross margin increase in 1996 over 1995 resulted from a higher percentage of revenues attributable to the higher margin serial card, lower cost of products sold due to engineered cost decreases and vendor volume price discounts. The product gross margin increase in 1995 over 1994 resulted primarily from a higher percentage of revenues attributable to the higher margin serial card, volume price discounts from certain Company vendors, engineered cost decreases in the unit cost of

---------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis section, and in "Business" including "Additional Risk Factors Affecting Future Performance."

products, and the allocation of fixed manufacturing operating costs over a higher volume base, offset in part by a selling price reduction for Ethernet cards.

     RESEARCH AND DEVELOPMENT

     Research and development expenses in 1996 were $1,067,399, a decrease of 3% from 1995 expenses of $1,098,766. The decrease in 1996 reflected a decrease in costs of development tooling partially offset by an increase in personnel expenses, including employees, engineering contractors and consultants.Research and development expenses in 1995 of $1,098,766 decreased 13% from 1994 expenses of $1,261,549. The decrease in 1995 primarily reflected reductions in contract engineering services resulting from the completion of engineering projects. The Company has not capitalized any software development costs. The Company expects to increase its research and development expenses in 1997.*

     SALES AND MARKETING

     Sales and marketing expenses in 1996 were $2,666,933, an increase of 19% from 1995 expenses of $2,232,276. The increase primarily reflected higher staffing levels, increased advertising activity and increased levels of travel. Sales and marketing expenses in 1995 of $2,232,276 increased 45% over 1994 expenses of $1,535,483. The increase reflected higher staffing levels, increased advertising, increased sales commissions, and higher facilities costs. The Company expects to increase its sales and marketing expenses in 1997.*

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses in 1996 were $1,647,335, substantially unchanged from 1995 expenses of $1,630,668. The increase reflected higher recruiting and relocation fees, insurance costs and professional fees partially offset by reduced staffing levels, lower rent in November and December 1996 resulting from a relocation into new facilities, and by a two-month vacancy in the Chief Executive Officer position which was filled March 1, 1996. General and administrative expenses in 1995 of $1,630,668 increased 31% over 1994 expenses of $1,242,308. The 1995 increase reflected a full year of higher executive and administrative staffing levels added in 1994, and a full year of higher occupancy costs associated with a new facility which was occupied in the fourth quarter of 1994. The Company expects its general and administrative expenses to decline moderately in 1997 due to a relocation in October 1996 into less expensive facilities.*

     INTEREST INCOME, INTEREST EXPENSE, NET

     Interest income primarily reflects interest earned on cash balances. Interest expense primarily reflects interest expense on convertible notes issued and outstanding during portions of 1994 and 1995 to provide interim bridge financing relating to equity offerings, and interest expense relating to equipment lease financing obligations.

     INCOME TAXES

     There was no provision for federal or state income taxes for the years ended December 31, 1996, 1995 and 1994, as the Company incurred net operating losses. As of December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $9,100,000 and $4,500,000, respectively.
The Company also has federal and state tax credit carryforwards of

---------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis section, and in "Business" including "Additional Risk Factors Affecting Future Performance."

approximately $139,000 and $113,000, respectively. The net operating losses and credit carryforwards will expire at various dates beginning in 1997 through 2011, if not utilized. The utilization of the federal net operating loss and the deduction of equivalent federal tax credit carryforwards of approximately $5,200,000 included in the above amounts will be subject to a cumulative annual limitation of approximately $600,000 per year pursuant to the stock ownership change provision of the Tax Reform Act of 1986. Future changes in ownership, including stock offerings, may result in additional limitations.

     For financial reporting purposes, a valuation allowance of $4,877,000 has been recorded to offset deferred tax assets recognized under Financial Accounting Standards No. 109, "Accounting for Income Taxes," primarily related to net operating losses and capitalized research and development costs. See
Note 11 of Notes to Financial Statements.

QUARTERLY RESULTS OF OPERATIONS

  The following table sets forth summary quarterly statements of operations for each of the quarters in 1996 and 1995. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in the Company's opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                                 Quarter Ended
                                                ------------------------------------------------------------------------------
                                                 Mar 31,   Jun 30,   Sep 30,   Dec 31,   Mar 31,   Jun 30,   Sep 30,   Dec 31,
                                                 1995      1995      1995      1995      1996      1996      1996      1996
                                                 ----      ----      ----      ----      ----      ----      ----      ----
SUMMARY QUARTERLY DATA:
Revenue:
   Product . . . . . . . . . . . . . . .         $1,116    $1,125    $  937    $1,174    $1,217    $  908    $1,117    $1,143
   Royalty . . . . . . . . . . . . . . .             47        55        63        13        77        60        35        13
                                                ------------------------------------------------------------------------------
Total revenue. . . . . . . . . . . . . .          1,163     1,180     1,000     1,187     1,294       968     1,152     1,156
Gross profit . . . . . . . . . . . . . .            396       431       451       378       576       399       554       545
OPERATING EXPENSES:
   Research and development. . . . . . .            262       265       242       330       271       244       260       292
   Sales and marketing . . . . . . . . .            506       497       609       620       631       697       698       641
   General and administrative. . . . . .            385       366       363       516       367       408       436       436
                                                ------------------------------------------------------------------------------
Total operating expenses . . . . . . . .          1,153     1,128     1,214     1,466     1,269     1,349     1,394     1,369
Net loss . . . . . . . . . . . . . . . .        $  (803)  $  (744)  $  (721)  $(1,048)  $  (685)  $  (955)  $  (853)  $  (835)


  The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future.* The Company generally ships orders as received and as a result typically has little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, the Company has often recognized a substantial portion of its revenues in the last month of the quarter, typically in the last week.
Operating results may also fluctuate due to factors such as the demand for the Company's products, the size and timing of customer orders, the introduction of new products and product enhancements by the Company or its competitors, changes in the proportion of

---------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis section, and in "Business" including "Additional Risk Factors Affecting Future Performance."

revenues attributable to royalties and service, product mix, timing of software enhancements, changes in the level of operating expenses, and competitive conditions in the industry. Because the Company's staffing and other operating expenses are based on anticipated revenue, a substantial portion of which is not typically generated until the end of each quarter, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company had cash and cash equivalents of $0.6 million. Subsequently, on January 29, 1997 the Company issued a $0.5 million subordinated secured convertible promissory note to Cetronic AB, and February 14, 1997 the Company issued $0.5 million of subordinated unsecured convertible promissory notes to certain shareholders of Cetronic AB. See Note 16 of Notes to Financial Statements.

     Net cash used for operating activities was $3.1 million in 1996, resulting primarily from the net loss, an increase in inventories and accrued payroll and related expenses, partially offset by increases in accounts payable and accrued expenses and deferred revenue. Net cash used for operating activities was $3.2 million in 1995, resulting primarily from the net loss, an increase in inventories and a decrease in accrued payroll and related expenses, partially offset by increases in accounts payable and accrued expenses.

     Net cash used in investing activities was $0.3 million in 1996 and $0.15 million in 1995, used for the purchase of furniture, test and manufacturing equipment.

     Net cash provided by financing activities was $1.6 million in 1996. On November 1, 1996, the Company sold $1.6 million of Series A Convertible Preferred Stock with net proceeds of $1.3 million (see Note 4 of Notes to Financial Statements). Other financing activities in 1996 consisted of proceeds from equipment financing, advances on the Company's revolving line of credit (see Note 5 of Notes to Financial Statements) and proceeds from the exercise of stock options, partially offset by the repayment of amounts due on capital leases and equipment financing notes. Net cash provided by financing activities was $5.4 million in 1995 consisting of net proceeds of $4.8 million from the IPO, the issuance of $1.5 million of 8% convertible notes, proceeds from equipment financing and proceeds from the exercise of stock options, partially offset by the repayment on the closing of the IPO of $1.0 million of 8% convertible notes and the repayment of amounts due on capital leases and equipment financing notes.

     The Company has a $500,000 revolving credit line with a bank, with amounts available for borrowing based upon the level of qualified receivables and upon maintaining certain financial covenants. As of December 31, 1996, the Company was not in compliance with several of these covenants; however, the bank has temporarily waived the compliance requirement. The balance of outstanding borrowings under the line at December 31, 1996 was $322,743. As of February 20, 1997, there were no outstanding borrowings under the credit line. The bank line of credit arrangement expires June 15, 1997.

     The Company will require additional capital to fund its operations.* Although its losses are expected to continue at least through the first half of 1997, and there can be no assurance that the Company will ever achieve profitability, the Company anticipates that its existing capital resources, its bank line and revenues from operations will be adequate to satisfy its working capital requirements through the first half of 1997.* The Company has filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register Common Stock for a public offering with net proceeds to the Company of approximately $4.0 million. If the public offering is completed, the Company anticipates that its working capital requirements will be satisfied through the first quarter of 1998.* The Company's actual working capital needs will depend upon numerous factors, however, including the extent and timing of acceptance of the Company's products in the market, the Company's operating results, the progress of the Company's research and development activities, the cost of increasing the Company's sales and marketing activities and the status of competitive products, and the continued availability of the bank line, none of which can be predicted with certainty. As a result, there can be no assurance that the Company will not require additional funding prior to such date. If required, there can be no assurances that such capital will be available on acceptable terms, if at all, and such terms may be dilutive to existing stockholders. The inability to obtain such financing would have a material adverse effect on the Company's results of operations. The Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that are highly dilutive to current investors in the Company. The Company's independent auditors included an explanatory paragraph in their audit opinion with respect to the Company's 1996 financial statements which indicated substantial doubt about the Company's ability to continue as a going concern due to recurring operating losses and the need for additional financing. The factors leading to, and the existence of, the explanatory paragraph may materially adversely affect the Company's relationship with customers and suppliers, its ability to obtain revenue and manufacture products and its ability to obtain financing.

---------
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis section, and in "Business" including "Additional Risk Factors Affecting Future Performance."

ITEM 7. FINANCIAL STATEMENTS

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Socket Communications, Inc.


     We have audited the accompanying balance sheets of Socket Communications, Inc. as of December 31, 1996 and 1995, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at
Item 13(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Socket Communications, Inc. at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying financial statements have been prepared assuming Socket Communications, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring operating losses and the need for additional financing raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also discussed in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                  ERNST & YOUNG LLP

     San Jose, California
     January 31, 1997

                          SOCKET COMMUNICATIONS, INC.
                                 BALANCE SHEETS
                                     ASSETS

                                                                                            DECEMBER 31,
                                                                                   -------------------------------
                                                                                        1996             1995
                                                                                   ---------------  --------------
Current assets:
  Cash and cash equivalents......................................................  $       618,344  $    2,406,655
  Accounts receivable, net of allowance for doubtful accounts of $35,330 in 1996
   and $47,790 in 1995...........................................................          833,259         900,717
  Inventories....................................................................          738,808         510,331
  Prepaid expenses...............................................................           20,523          31,880
                                                                                   ---------------  --------------
    Total current assets.........................................................        2,210,934       3,849,583
Property and equipment:
  Machinery and office equipment.................................................          495,199         340,108
  Computer equipment.............................................................          452,713         345,571
                                                                                   ---------------  --------------
                                                                                           947,912         685,679
  Accumulated depreciation.......................................................         (535,387)       (332,300)
                                                                                   ---------------  --------------
                                                                                           412,525         353,379
Other assets.....................................................................           48,235          72,436
                                                                                   ---------------  --------------
    Total assets.................................................................  $     2,671,694  $    4,275,398
                                                                                   ---------------  --------------
                                                                                   ---------------  --------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank line of credit............................................................  $       322,743  $     --
  Accounts payable and accrued expenses..........................................        1,277,259       1,089,676
  Accounts payable to related parties............................................           18,654          39,763
  Accrued payroll and related expenses...........................................          230,758         357,771
  Deferred revenue...............................................................          238,776         112,143
  Current portion of capital leases and equipment financing notes................          109,236         106,629
                                                                                   ---------------  --------------
    Total current liabilities....................................................        2,197,426       1,705,982
Long-term portion of capital leases and equipment financing notes................          102,735         141,121
Stockholders' equity:
  Undesignated preferred stock, $0.001 par value:
    Authorized shares -- 2,000,000
    Issued and outstanding shares -- none in 1996 and 1995.......................        --               --
  Series A Convertible Preferred Stock, $0.001 par value:
    Designated shares -- 1,000,000
    Issued and outstanding shares -- 15,500 in 1996, none in 1995................        1,793,813        --
  Common stock, $0.001 par value:
    Authorized shares -- 15,000,000
    Issued and outstanding shares -- 3,028,976 in 1996 and 2,990,870 in 1995.....            3,029           2,991
  Additional paid-in capital.....................................................       11,413,920      11,393,663
  Accumulated deficit............................................................      (12,839,229)     (8,968,359)
                                                                                   ---------------  --------------
    Total stockholders' equity...................................................          371,533       2,428,295
                                                                                   ---------------  --------------
      Total liabilities and stockholders' equity.................................  $     2,671,694  $    4,275,398
                                                                                   ---------------  --------------
                                                                                   ---------------  --------------

                            See accompanying notes.

                          SOCKET COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS

                                                                               YEARS ENDED DECEMBER 31,
                                                                    ----------------------------------------------
                                                                         1996            1995            1994
                                                                    --------------  --------------  --------------
Revenue:
  Product.........................................................  $    4,385,251  $    4,352,368  $    2,925,942
  Royalty and service.............................................         185,187         178,111         148,901
                                                                    --------------  --------------  --------------
    Total revenue.................................................       4,570,438       4,530,479       3,074,843
Cost of revenue...................................................       2,496,028       2,874,062       2,289,015
                                                                    --------------  --------------  --------------
Gross profit......................................................       2,074,410       1,656,417         785,828
Operating expenses:
  Research and development........................................       1,067,399       1,098,766       1,261,549
  Sales and marketing.............................................       2,666,933       2,232,276       1,535,483
  General and administrative......................................       1,647,335       1,630,668       1,242,308
                                                                    --------------  --------------  --------------
    Total operating expenses......................................       5,381,667       4,961,710       4,039,340
                                                                    --------------  --------------  --------------
Operating loss....................................................      (3,307,257)     (3,305,293)     (3,253,512)
Interest income and other (expense), net..........................          29,496         101,203          (2,852)
Interest expense..................................................         (50,609)       (111,435)        (61,196)
                                                                    --------------  --------------  --------------
Net loss..........................................................      (3,328,370) $   (3,315,525) $   (3,317,560)
                                                                                    --------------  --------------
                                                                                    --------------  --------------
Accretion of preferred stock......................................        (542,500)
                                                                    --------------
Net loss applicable to common stockholders........................  $   (3,870,870)
                                                                    --------------
                                                                    --------------
Net loss per share applicable to common stockholders..............  $        (1.28)
                                                                    --------------
                                                                    --------------
    Net loss per share (pro forma in 1994)........................                  $        (1.63) $        (1.71)
                                                                                    --------------  --------------
                                                                                    --------------  --------------
    Weighted average shares outstanding...........................       3,015,263       2,034,653       1,941,081
                                                                    --------------  --------------  --------------
                                                                    --------------  --------------  --------------

                            See accompanying notes.

                          SOCKET COMMUNICATIONS, INC.
 STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                                   (DEFICIT)

                                                                                    SERIES A
                                             REDEEMABLE CONVERTIBLE                CONVERTIBLE
                                                 PREFERRED STOCK                 PREFERRED STOCK
                                          -----------------------------   -----------------------------
                                             SHARES          AMOUNT          SHARES          AMOUNT
                                          -------------   -------------   -------------   -------------
Balance at December 31, 1993............        415,339   $   1,623,479        --         $    --
Conversion of stockholders' notes to
 Series C redeemable convertible
 preferred stock at $6.68 per share in
 March 1994, net of issuance costs of
 $29,800................................        165,236       1,074,471        --              --
Conversion of stockholders' notes and
 sale of Series D redeemable convertible
 preferred stock for $8.02 per share in
 May 1994, net of issuance costs of
 $32,512................................        188,818       1,481,729        --              --
Issuance of common stock for services
 rendered...............................       --              --              --              --
Exercise of common stock options........       --              --              --              --
Net Loss................................       --              --              --              --
                                          -------------   -------------   -------------   -------------
Balance at December 31, 1994............        769,393       4,179,679        --              --
Issuance of Initial Public Offering
 common stock for $6.00 per share in
 June 1995, net of issuance costs of
 $1,805,924.............................       --              --              --              --
Conversion of all redeemable convertible
 preferred stock to common stock in June
 1995...................................       (769,393)     (4,179,679)       --              --
Conversion of convertible notes and
 accrued interest to common stock in
 June 1995..............................       --              --              --              --
Exercise of common stock options........       --              --              --              --
Exercise of warrants....................       --              --              --              --
Net Loss................................       --              --              --              --
                                          -------------   -------------   -------------   -------------
Balance at December 31, 1995............       --              --              --              --
Issuance of Series A Convertible
 Preferred Stock........................       --              --                15,500       1,251,313
Exercise of common stock options........       --              --              --              --
Accretion of preferred stock............       --              --              --               542,500
Net Loss................................       --              --              --              --
                                          -------------   -------------   -------------   -------------
Balance at December 31, 1996............       --         $    --                15,500   $   1,793,813
                                          -------------   -------------   -------------   -------------
                                          -------------   -------------   -------------   -------------

                                                                                                              TOTAL
                                                  COMMON STOCK             ADDITIONAL                     STOCKHOLDERS'
                                          -----------------------------      PAID-IN       ACCUMULATED       EQUITY
                                             SHARES          AMOUNT          CAPITAL         DEFICIT        (DEFICIT)
                                          -------------   -------------   -------------   -------------   -------------
Balance at December 31, 1993............        235,204   $         235   $       2,183   $  (2,335,274)  $ (2,332,856)
Conversion of stockholders' notes to
 Series C redeemable convertible
 preferred stock at $6.68 per share in
 March 1994, net of issuance costs of
 $29,800................................       --              --              --              --              --
Conversion of stockholders' notes and
 sale of Series D redeemable convertible
 preferred stock for $8.02 per share in
 May 1994, net of issuance costs of
 $32,512................................       --              --              --              --              --
Issuance of common stock for services
 rendered...............................         25,188              25           6,521        --                6,546
Exercise of common stock options........          6,322               7           4,049        --                4,056
Net Loss................................       --              --              --            (3,317,560)    (3,317,560)
                                          -------------   -------------   -------------   -------------   -------------
Balance at December 31, 1994............        266,714             267          12,753      (5,652,834)    (5,639,814)
Issuance of Initial Public Offering
 common stock for $6.00 per share in
 June 1995, net of issuance costs of
 $1,805,924.............................      1,100,550           1,100       4,796,276        --            4,797,376
Conversion of all redeemable convertible
 preferred stock to common stock in June
 1995...................................        953,053             953       4,178,726        --            4,179,679
Conversion of convertible notes and
 accrued interest to common stock in
 June 1995..............................        597,291             597       2,388,635        --            2,389,232
Exercise of common stock options........         23,596              24          12,058        --               12,082
Exercise of warrants....................         49,666              50           5,215        --                5,265
Net Loss................................       --              --              --            (3,315,525)    (3,315,525)
                                          -------------   -------------   -------------   -------------   -------------
Balance at December 31, 1995............      2,990,870           2,991      11,393,663      (8,968,359)     2,428,295
Issuance of Series A Convertible
 Preferred Stock........................       --              --              --              --            1,251,313
Exercise of common stock options........         38,106              38          20,257        --               20,295
Accretion of preferred stock............       --              --              --              (542,500)       --
Net Loss................................       --              --              --            (3,328,370)    (3,328,370)
                                          -------------   -------------   -------------   -------------   -------------
Balance at December 31, 1996............      3,028,976   $       3,029   $  11,413,920   $ (12,839,229)  $    371,533
                                          -------------   -------------   -------------   -------------   -------------
                                          -------------   -------------   -------------   -------------   -------------

                            See accompanying notes.

                          SOCKET COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                         -------------------------------------------
                                                                             1996           1995           1994
                                                                         -------------  -------------  -------------
OPERATING ACTIVITIES
  Net loss.............................................................  $  (3,328,370) $  (3,315,525) $  (3,317,560)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation.......................................................         79,095        160,929        139,692
    Amortization.......................................................        150,634         95,847       --
    Accrued interest on converted notes................................       --              110,232         26,714
    Issuance of common stock for services rendered.....................       --             --                6,546
    Loss on disposal of property and equipment.........................          7,173       --             --
    Changes in operating assets and liabilities:
      Accounts receivable..............................................         67,458         36,101       (517,759)
      Inventories......................................................       (228,477)      (300,270)      (137,037)
      Prepaid expenses.................................................         11,357          6,708        (34,888)
      Other assets.....................................................         24,201        (26,426)       (33,436)
      Accounts payable and accrued expenses............................        191,583       (102,908)       466,465
      Accounts payable to related parties..............................        (25,109)       (41,695)        42,001
      Accrued payroll and related expenses.............................       (127,013)       156,953        153,156
      Deferred revenue.................................................        126,633         (9,267)        88,137
                                                                         -------------  -------------  -------------
        Net cash used in operating activities..........................     (3,050,835)    (3,229,321)    (3,117,969)
INVESTING ACTIVITIES
  Purchase of equipment................................................       (296,048)      (146,799)      (242,076)
                                                                         -------------  -------------  -------------
        Net cash used in investing activities..........................       (296,048)      (146,799)      (242,076)
FINANCING ACTIVITIES
  Payments on capital leases and equipment financing notes.............       (121,640)       (79,043)       (30,593)
  Proceeds from equipment financing....................................         85,861        125,493       --
  Net advances on revolving line of credit.............................        322,743       --             --
  Proceeds from issuance of convertible notes..........................       --            1,469,000      2,696,011
  Repayment of convertible notes.......................................       --             (955,000)      --
  Stock options exercised..............................................         20,295         12,082          4,056
  Stock warrants exercised.............................................       --                5,265       --
  Net proceeds from sale of preferred stock............................      1,251,313       --              950,212
  Net proceeds from sale of common stock...............................       --            4,797,376       --
                                                                         -------------  -------------  -------------
        Net cash provided by financing activities......................      1,558,572      5,375,173      3,619,686
                                                                         -------------  -------------  -------------
  Net increase (decrease) in cash and cash equivalents.................     (1,788,311)     1,999,053        259,641
  Cash and cash equivalents at beginning of year.......................      2,406,655        407,602        147,961
                                                                         -------------  -------------  -------------
  Cash and cash equivalents at end of year.............................  $     618,344  $   2,406,655  $     407,602
                                                                         -------------  -------------  -------------
                                                                         -------------  -------------  -------------
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest...............................................  $      50,609  $      25,599  $      13,564
  Lease obligations incurred for equipment.............................  $    --        $    --        $     288,389
  Notes payable and accrued interest converted to preferred stock......  $    --        $    --        $   1,605,988
  Notes payable and accrued interest converted to common stock.........  $    --        $   2,389,232  $    --
  Issuance of common stock for services rendered.......................  $    --        $    --        $       6,546
  Accretion of preferred stock.........................................  $     542,500  $    --        $    --

                            See accompanying notes.

                          SOCKET COMMUNICATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION
    Socket Communications, Inc. ("Socket" or "the Company") develops and sells data communications connection solutions for the mobile computer market. Socket's Narrowband Personal Communications Services (NPCS) products include hardware, software and services for wireless messaging. Socket's PageCard-Registered Trademark- is a PC Card alphanumeric pager that can download wireless data to a mobile computer. The PageSoft-Registered Trademark- library of wireless messaging software includes NPCS development tools, send and receive applications, plus rules-based e-mail forwarding agents. Socket Wireless Messaging Services include operator dispatch, Internet and World Wide Web gateways for wireless messages, plus voice mail and fax forwarding services with automatic wireless notification. Other Socket products include a family of serial PC Cards and a family of wired Ethernet PC Cards. In 1995, the Company was reincorporated in the state of Delaware.

BASIS OF PRESENTATION

    The financial statements have been prepared on a going concern basis. The Company has incurred cumulative losses to date of $12,839,229. The Company expects product revenue to increase in 1997 with growth in sales of its PageCard product, which was introduced in December 1994, and the expansion of its serial card product line. However, the Company will require additional financing during 1997 and ultimately will need to achieve profitable operations. The Company believes that sufficient outside financing sources will be available; however, there can be no assurance that the Company will be able to obtain such financing on commercially reasonable terms. If the Company is unable to obtain the necessary funds, the Company could be required to significantly reduce or suspend its operations, seek a merger, or sell additional securities on terms that are highly dilutive to current investors in the Company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

    Cash equivalents consist mainly of money market funds which are highly liquid financial instruments that are readily convertible to cash. The Company has not incurred losses related to these instruments. As of December 31, 1996 and 1995, the Company had no material investments in debt or equity securities.

INVENTORIES

    Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

                                                                                      DECEMBER 31,
                                                                                ------------------------
                                                                                   1996         1995
                                                                                -----------  -----------
Raw materials and sub-assemblies..............................................  $   712,106  $   481,592
Finished goods................................................................       26,702       28,739
                                                                                -----------  -----------
                                                                                $   738,808  $   510,331
                                                                                -----------  -----------
                                                                                -----------  -----------

                          SOCKET COMMUNICATIONS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method, over the estimated useful lives of the assets which range from one to five years. Assets under capital leases are amortized over the shorter of the asset life or the remaining lease term.

CONCENTRATION OF CREDIT RISK

    The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments include cash equivalents and accounts receivable. The Company invests its cash in cash deposits and money market funds. The Company places its investments with high-credit-quality financial institutions and limits the credit exposure to any one financial institution or instrument. To date, the Company has not experienced losses on these investments. The Company sells primarily to distributors and original equipment manufacturers. The Company performs ongoing credit evaluations of its customers' financial condition but generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management's expectations.

REVENUE RECOGNITION

    Product revenue to customers other than distributors is recognized at the time of shipment. Revenue on shipments to distributors, which are subject to certain rights of return and price protection, is deferred until the merchandise is sold by the distributors. Certain royalty agreements provide for per unit royalties to be paid to the Company based on the sale of certain of the Company's products by third party manufacturers. Revenue under such agreements is recognized at the time of shipment by the third party manufacturer. The cost of such royalty revenue is immaterial.

SALES RETURNS AND WARRANTIES

    The Company accrues for estimated sales returns/exchanges for end user sales and warranty costs upon recognition of sales. The Company has not experienced significant warranty claims to date.

ADVERTISING EXPENSE

    The cost of advertising is expensed as incurred. The Company incurred $370,945, $340,086 and $292,608 in advertising costs during 1996, 1995 and 1994, respectively.

NET LOSS PER SHARE

    Net loss per share applicable to common stockholders in 1996 is computed using the weighted average number of shares of common stock outstanding during the period.

    The 1995 and 1994 net loss per share is calculated using the weighted average number of common shares outstanding during the period. Common equivalent shares are excluded from the calculation as the effect is antidilutive, however, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common stock and common equivalent shares issued by the Company at prices below the public offering price during the four quarters ended March 31, 1995 have been included in the calculation as if they were outstanding for all periods through March 31, 1995 (using the treasury stock method for warrants and options at the initial public offering price). Net loss per share for 1994 calculated on this basis was $(2.44).

    In 1994 pro forma net loss per share, which is disclosed on the statement of operations, has been computed as described above and also gives effect, even if antidilutive, to common equivalent shares

                          SOCKET COMMUNICATIONS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) from redeemable convertible preferred stock that converted upon the closing of the Company's initial public offering (using the if-converted method). All of the convertible preferred stock outstanding as of the closing date of the offering automatically converted into 953,054 shares of common stock.

SUPPLEMENTAL NET LOSS PER SHARE

    Supplemental net loss per share for 1995 computed to give effect to the conversion of redeemable convertible preferred shares as of January 1, 1995 (using the if-converted method) was $(1.44). Supplemental net loss per share excluding the accretion of preferred stock was $(1.10) for 1996.

NOTE 3 -- CONVERTIBLE NOTES AND WARRANTS ISSUED PRIOR TO THE IPO
    During August through December 1994 and January through April 1995, the Company issued $1,765,000 and $1,469,000, respectively, of convertible notes (collectively the "Pre-IPO Debt Financing"). In June 1995, on completion of the IPO, $955,000 in convertible note principal was repaid and the balance of $2,279,000 plus accrued interest of $110,232 (total $2,389,232) was converted to 597,291 shares of common stock.

    In return for pro rata participation by Series D redeemable convertible preferred stockholders in the Pre-IPO Debt Financing, the Company exchanged each participating stockholder's existing Series D preferred shares purchased at $8.02 per share for Series D-1 preferred shares at $5.88 per share, and each participating stockholder's outstanding warrants to purchase Series D preferred shares at $8.02 per share were exchanged for warrants to purchase an equal number of common shares at the then fair market value of $0.59 per share. In June 1995, antidilution provisions in the Series D stockholder agreements further reduced the conversion price to $5.80 per share for Series D and $4.93 per share for Series D-1. In return for pro rata participation by Series C preferred stockholders in the Pre-IPO Debt Financing, each participating stockholder's outstanding warrants to purchase Series C preferred shares at $6.68 per share were exchanged for warrants to purchase an equal number of common shares at the then fair market value of $0.59 per share. In June 1995, antidilution provisions in the Series C stockholder agreements reduced the conversion price of Series C stock to $5.26 per share. Antidilution provisions applicable to the Series A and Series B preferred stockholders were waived by the stockholders. As a result of additional shares issued in the Pre-IPO Debt Financing for Series D-1 and the additional shares issued to Series C, D and D-1 preferred shareholders for antidilution protection, 769,393 originally issued preferred shares, constituting all of the preferred shares outstanding at the time of the IPO, were converted in June 1995 into 953,053 common shares.

    During 1993, 1994, and 1995, in connection with the issuance of convertible notes, the Company issued warrants to purchase 60,458 shares of the Company's preferred stock. In return for pro rata participation in the Pre-IPO Debt Financing 53,053 of these warrants were exchanged for an equal number of warrants to purchase shares of the Company's common stock. After adjustments for antidilution, these common warrants and remaining preferred warrants were net exercised into 49,666 shares of common stock. Also, in connection with the Pre-IPO Debt Financing the Company issued warrants to purchase 165,064 shares of the Company's common stock. These warrants were subsequently canceled in connection with the IPO.

NOTE 4 -- SERIES A CONVERTIBLE PREFERRED STOCK
    The Board of Directors may issue up to 3,000,000 shares of undesignated preferred stock in one or more series and may fix the rights, privileges and restrictions granted to or imposed upon any wholly unissued series of undesignated preferred stock, as well as to fix the number of shares constituting any

                          SOCKET COMMUNICATIONS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- SERIES A CONVERTIBLE PREFERRED STOCK (CONTINUED) series and designations of such series, without any further vote or action by the stockholders. In October 1996, the Company designated 1,000,000 shares of the 3,000,000 Undesignated Preferred Stock as Series A Convertible Preferred Stock.

    On November 1, 1996 (the "Closing"), the Company sold 15,500 shares of its Series A Convertible Preferred Stock, $0.001 par value, at $100 per share pursuant to Regulation D of the Securities Act of 1933, as amended (the "Transaction"). The Transaction was effected pursuant to a Private Offering Memorandum.

    The holders of the Series A Convertible Preferred Stock are entitled to receive dividends at an annual rate of 6% (adjusted ratably if a holder converts Series A Convertible Preferred Stock into Common Stock prior to a Dividend Payment Date, as defined hereafter), payable on April 1, 1997 and November 1, 1997 (each a "Dividend Payment Date"), and otherwise when, and as and if declared by the Board of Directors at the same rate as to which any dividend is declared and paid on shares of Common Stock. No dividends shall be declared or paid on any shares of Common Stock unless an equal or greater dividend is paid on the Series A Convertible Preferred Stock in the same year. Each share of Series A Convertible Preferred Stock is convertible at the option of the holder, in whole or in part, at any time on or after the 60th day following the Closing, into shares of Common Stock of the Company equal to $100 divided by the lower of: (i) $2 5/8; and (ii) 65% of the average bid price of the Company's Common Stock, as reported on the OTC bulletin board, for the five business days prior to the business day on which notice of conversion is transmitted by the holder of such share of Series A Convertible Preferred Stock, subject to adjustment in certain events. Each share of Series A Convertible Preferred Stock shall be converted automatically into shares of Common Stock on the earliest of (i) immediately preceding a merger or consolidation of the Company if as a result of such transaction the holders of Common Stock would receive publicly traded securities with a market value greater than the initial liquidation preference of the Series A Convertible Preferred Stock or (ii) November 1, 1997. The Company recorded accretion of $542,500 for the 35% discount given to the Series A convertible preferred stockholders in the fourth quarter of 1996.

    In the event of any liquidation, dissolution or winding up of the Company, the assets of the Company are to be distributed first to each holder of the Series A Convertible Preferred Stock in an aggregate amount equal to the number of shares of the Series A Convertible Preferred Stock held by such holder multiplied by $100, plus any declared or unpaid dividends thereon; next to the holders of the Common Stock in an aggregate amount equal to the number of shares of Common Stock held by each holder multiplied by the per share Stated Value (as such term is defined in the Certificate of Designation); and thereafter the holders of the Common Stock and the Series A Convertible Preferred Stock are entitled to share pro rata in all remaining assets of the Company available for distribution, with the number of shares held by each holder of Series A Convertible Preferred Stock deemed to be the number of shares of Common Stock into which the shares of Series A Convertible Preferred Stock are then convertible. As long as any Preferred Stock is outstanding, certain consolidations or mergers, sales or dispositions of all or substantially all of the assets of the Company or a transaction resulting in the sale of the shares representing a majority of the voting power of the Company are deemed to be a liquidation, dissolution or winding up of the Company for these purposes.

    Holders of the Series A Convertible Preferred Stock have no voting rights, provided that the consent of the holders of record of a majority of the outstanding shares of Series A Convertible Preferred Stock is required in order to authorize or issue any shares of any new class of shares having preferences greater than the Series A Convertible Preferred Stock as to change the designation of the

                          SOCKET COMMUNICATIONS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- SERIES A CONVERTIBLE PREFERRED STOCK (CONTINUED) rights, preferences or privileges of the Series A Convertible Preferred Stock so as to materially adversely affect the Series A Convertible Preferred Stock, to increase the number of shares of Series A Convertible Preferred Stock, and in order to reissue any shares that are acquired by the Company.

    In connection with the Transaction, the placement agent received a warrant to purchase 43,539 shares of common stock at an exercise price of $3.56 per share. The warrant is immediately exercisable and has a 5 year term. No shares were converted as of December 31, 1996.

NOTE 5 -- BANK FINANCING ARRANGEMENTS
    The Company entered into a credit agreement (the Agreement) with a bank, which commenced in July 1995 and expires in June 1997. The Agreement is secured by all of the Company's current and future assets. The credit facility under the Agreement allows the Company to borrow up to $500,000 based on the level of qualified receivables at an interest rate of the lenders index rate, which is based on prime, plus 1.5% (9.75% at December 31, 1996). The Agreement contains covenants that require the Company to maintain certain financial ratios. The Company was not in compliance with the covenants at December 31, 1996 which include tangible net worth, total liability to tangible net worth and current ratios, and has obtained a waiver from the bank. As of December 31, 1996, outstanding borrowings under the Agreement were $322,743.

    In addition to the line of credit, the Company has an available letter of credit for $500,000 under an agreement with a bank. This agreement is secured by various international accounts receivables and a California Export Finance Program Guarantee. At December 31, 1996, no amounts were outstanding under the letter of credit.

NOTE 6 -- CAPITAL LEASE OBLIGATIONS AND EQUIPMENT FINANCINGS
    The Company leases certain of its equipment under capital leases. At December 31, 1996 and 1995, property and equipment with a cost of $478,165 and $387,656, respectively, were subject to such financing arrangements. Related accumulated amortization at December 31, 1996 and 1995, amounted to $271,569 and $120,935, respectively. Future minimum payments under capital lease and equipment financing arrangements as of December 31, 1996 are as follows:

1997....................................................................  $ 139,534
1998....................................................................     94,695
1999....................................................................     27,206
                                                                          ---------
  Total minimum payments................................................    261,435
Less amount representing interest.......................................    (49,464)
                                                                          ---------
Present value of net minimum payments...................................    211,971
Less current portion....................................................   (109,236)
                                                                          ---------
  Long-term portion.....................................................  $ 102,735
                                                                          ---------
                                                                          ---------

                          SOCKET COMMUNICATIONS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -- COMMITMENTS
    The Company leases its operating facilities under a five-year noncancelable operating lease which expires in October 2001. Future minimum lease payments under operating leases net of sublease receipts are as follows:

1997.....................................................................  $ 210,467
1998.....................................................................    195,905
1999.....................................................................    195,905
2000.....................................................................    195,905
2001.....................................................................    163,254
                                                                           ---------
                                                                           $ 961,436
                                                                           ---------
                                                                           ---------

    Rental expense under all operating leases was $330,097, $413,616 and $222,816 for the years ended December 31, 1996, 1995 and 1994, respectively.

    The Company subleases a former facility under a noncancelable operating lease which expires in November 1997. Future minimum lease receipts under this sublease are $33,534.

NOTE 8 -- STOCK OPTION PLANS
    The Company's 1993 Stock Option/Stock Issuance Plan (the 1993 Plan) provides for the grant of incentive stock options and nonstatutory stock options or the immediate issuance of the Company s common stock to employees, directors, and consultants of the Company at prices not less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The vesting and exercise provisions are determined by the Board of Directors, with a maximum term of ten years. Options granted and shares issued under the 1993 Plan generally vest over a four-year period, with 25% vesting after one year and 2.08% each month afterwards. Unvested shares which have been purchased are subject to repurchase by the Company.

    Information with respect to the 1993 Plan is summarized as follows:

                                                                               OUTSTANDING OPTIONS
                                                                           ----------------------------
                                                               AVAILABLE   NUMBER OF  WEIGHTED AVERAGE
                                                               FOR GRANT    SHARES     PRICE PER SHARE
                                                               ----------  ---------  -----------------
Balance at December 31, 1993.................................      53,597     58,628      $    0.49
  Increase in shares authorized..............................     121,577     --             --
  Granted....................................................    (177,568)   177,568           0.62
  Canceled...................................................      16,249    (16,249)          0.38
  Exercised..................................................      --         (6,322)          0.64
                                                               ----------  ---------         ------
Balance at December 31, 1994.................................      13,855    213,625           0.60
  Increase in shares authorized..............................      23,380     --             --
  Granted....................................................     (16,617)    16,617           0.59
  Canceled...................................................      62,887    (62,887)          0.60
  Exercised..................................................      --        (23,596)          0.51
                                                               ----------  ---------         ------
Balance at December 31, 1995.................................      83,505    143,759           0.61
  Canceled...................................................      13,386    (13,386)          0.62
  Exercised..................................................      --        (38,106)          0.56
                                                               ----------  ---------         ------
Balance at December 31, 1996.................................      96,891     92,267      $    0.63
                                                               ----------  ---------         ------
                                                               ----------  ---------         ------

                          SOCKET COMMUNICATIONS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 -- STOCK OPTION PLANS (CONTINUED)
    As of December 31, 1996, 67,286 options were exercisable. The Company has not granted options from the 1993 Plan since February 1995 and does not intend to make any future grants from the 1993 Plan. The weighted average contractual life for options outstanding under the 1993 Plan at December 31, 1996 is approximately 7.1 years.

    The Company's 1995 Stock Plan (the 1995 Plan) provides for the grant of incentive stock options and nonstatutory stock options to employees, directors, and consultants of the Company. The exercise price per share of all incentive stock options granted must be at least equal to the fair market value per share of Common Stock on the date of grant. The exercise price per share of all nonstatutory stock options shall be not less than 85% of the fair market value of the common stock on the date of grant. The vesting and exercise provisions are determined by the Board of Directors, with a maximum term of ten years.

    Information with respect to the 1995 Plan is summarized as follows:

                                                                                OUTSTANDING OPTIONS
                                                                           -----------------------------
                                                               AVAILABLE   NUMBER OF   WEIGHTED AVERAGE
                                                               FOR GRANT     SHARES     PRICE PER SHARE
                                                               ----------  ----------  -----------------
  Shares authorized..........................................     285,000      --          $  --
  Granted....................................................    (175,749)    175,749           5.00
  Canceled...................................................      48,047     (48,047)          5.00
                                                               ----------  ----------         ------
Balance at December 31, 1995.................................     157,298     127,702           5.00
  Increase in shares authorized..............................     150,000      --             --
  Granted....................................................    (360,650)    360,650           2.98
  Canceled...................................................      91,254     (91,254)          4.60
  Repriced options canceled..................................     260,192    (260,192)          4.12
  Repriced options granted...................................    (260,192)    260,192           1.55
                                                               ----------  ----------         ------
Balance at December 31, 1996.................................      37,902     397,098      $    1.57
                                                               ----------  ----------         ------
                                                               ----------  ----------         ------

    In December 1996, the Company granted employees, including executives, the option to exchange 260,192 options with an aggregate exercise price of $1,073,260 for new options with an exercise price of $1.55 per share. All vested options that are repriced will vest monthly over an additional one year period and the unvested repriced options will vest under the original terms of the option grant. As of December 31, 1996, no options were exercisable. The weighted average contractual life for options outstanding under the 1995 Stock Plan at December 31, 1996 is approximately 10 years.

    The Company has elected to follow Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For options granted prior to the initial public offering, the fair value for these options was estimated at the date of grant using the Minimum Value option pricing method with the following assumption for 1995: a risk-free interest rate of 5.67%; a dividend yield of

                          SOCKET COMMUNICATIONS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 -- STOCK OPTION PLANS (CONTINUED)
0%; and an expected life of options of 5.5 years. For options granted subsequent to the initial public offering, the fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 5.43%; a dividend yield of 0%; a volatility factor of the expected market price of the Company's common stock of .60; and an expected life of the option of 5.5 years.

    The Minimum Value option valuation method may be used by nonpublic companies to value an award. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement 123, the Company's net loss per share would have increased to the pro forma amounts indicated below:

                                                                               1996            1995
                                                                          --------------  --------------
Pro forma net loss applicable to common stockholders....................  $   (3,921,363)
Pro forma net loss......................................................                  $   (3,381,295)
Pro forma loss per share................................................  $        (1.30) $        (1.66)

    Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

NOTE 9 -- WARRANTS
    The Company issued warrants to purchase common stock in connection with its initial public offering and periodically granted warrants in connection with certain note agreements and certain lease agreements. The Company has the following warrants outstanding to purchase common stock at December 31, 1996:

                                                     NUMBER    PRICE PER
CAPITAL STOCK                                       OF SHARES    SHARE      EXPIRATION DATE
--------------------------------------------------  ---------  ---------  -------------------
Common............................................      4,985  $    5.26       June 1998
Common............................................    550,275  $    7.20       June 2000
Common............................................    150,000  $    7.20       June 2000
Common............................................     43,539  $    3.56     November 2001
Common............................................      8,791  $  5.6875     December 2001

    The common warrants expiring in June 2000 are subject to certain dilution adjustments resulting from the subsequent issuance of common stock at prices below the initial public offering price for the Company's common stock.

                          SOCKET COMMUNICATIONS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 -- SHARES RESERVED
    Common stock reserved for future issuance was as follows at December 31, 1996:

Stock option plans outstanding (see Note 8)..............................    489,365
Reserved for future stock option grants (see Note 8).....................    134,793
Common stock warrants (see Note 9).......................................    564,051
Underwriter's warrants (see Notes 4 and 9)...............................    193,539
Series A Preferred Stock (see Note 4)....................................  3,000,000
                                                                           ---------
  Total common stock reserved for future issuance........................  4,381,748
                                                                           ---------
                                                                           ---------

NOTE 11 -- INCOME TAXES
    Due to the Company's loss position, there was no provision for income taxes for the years ended December 31, 1996, 1995, and 1994.

    As of December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $9,100,000 and $4,500,000, respectively. The Company also had federal and state tax credit carryforwards of approximately $139,000 and $113,000, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 1997 through 2011, if not utilized.

    The utilization of the federal net operating loss, and the deduction of equivalent federal tax credit carryforwards of approximately $5,200,000 included in the above amounts will be subject to a cumulative annual limitation of approximately $600,000 per year pursuant to the stock ownership change provision of the Tax Reform Act of 1986. Future changes in ownership, including stock offerings, may result in additional limitations.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of deferred tax assets are as follows:

                                                                                   DECEMBER 31,
                                                                          ------------------------------
                                                                               1996            1995
                                                                          --------------  --------------
Net operating loss carryforwards........................................  $    3,370,000  $    2,183,000
Credits.................................................................         213,000         181,000
Capitalized research and development costs..............................         854,000         774,000
Reserves................................................................         158,000          79,000
Other...................................................................         282,000         291,000
                                                                          --------------  --------------
  Total deferred tax assets.............................................       4,877,000       3,508,000
Valuation allowance for deferred tax assets.............................      (4,877,000)     (3,508,000)
                                                                          --------------  --------------
  Net deferred tax assets...............................................  $     --        $     --
                                                                          --------------  --------------
                                                                          --------------  --------------

NOTE 12 -- INDUSTRY AND GEOGRAPHIC INFORMATION
    The Company conducts its business within one industry segment. Export revenues, predominately representing sales to European countries, accounted for approximately 40% of total revenue for the years ended December 31, 1996 and 1995, and 52% for the year ended December 31, 1994. The Company had no significant operations outside the United States through December 31, 1996.

                          SOCKET COMMUNICATIONS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 -- MAJOR CUSTOMERS
    Customers who accounted for at least 10% of total revenues were as follows:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
Ingram Micro.....................................................................  17%        11%            *
Tech Data........................................................................  12%        12%        16%
Mitsubishi (UK)..................................................................      *      20%        16%

------------------------
*   Revenues were less than 10%

NOTE 14 -- RELATED PARTIES
    The Company had outstanding accounts payable to the Impact Zone of $18,654, $39,763 and $56,984 at December 31, 1996, 1995, and 1994 respectively, and incurred expenses during the years ended December 31, 1996, 1995, and 1994 of $211,329, $130,340 and $361,169 respectively. The former Vice President of Engineering, currently technical consultant to the Company is a principal stockholder of The Impact Zone. The Impact Zone provides consulting services, rents office space, and rents equipment on a month-to-month basis to the Company.

    The Company incurred expenses during the years ended December 31, 1995, and 1994 of $11,314 and $69,917, respectively, to a director and stockholder of the Company for consulting services. No amounts were incurred or outstanding for the year ended December 31, 1996.

NOTE 15 -- RETIREMENT PLAN
    During fiscal year 1996, the Company adopted a tax-deferred savings plan, the Socket Communications, Inc. 401(k) Plan, for the benefit of qualified employees. The plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the plan on a quarterly basis. No contributions are made by the Company.

NOTE 16 -- EVENT (UNAUDITED) SUBSEQUENT TO THE DATE OF INDEPENDENT AUDITOR'S REPORT
    On January 29, 1997, the Company received a $500,000 loan from Cetronic AB ("Cetronic") pursuant to a subordinated secured convertible promissory note (the "Cetronic Note") issued by the Company to Cetronic. The interest rate on the Cetronic Note is 8% and the term is 6 months. The principal and accrued interest thereon may be converted into the Company's Common Stock at $1.00 per share at any time during the term at the option of Cetronic. The Company may also prepay the Cetronic Note in whole or in part at any time upon prior written notice to Cetronic. The Cetronic Note is secured by certain marketing and manufacturing rights for the FLEX (a high speed paging protocol) and ERMES/POCSAG (a worldwide standard for transmitting alphanumeric messages to page receivers) products being developed jointly by Socket and Cetronic.

    On February 14, 1997, the Company received an aggregate of $500,000 in loans from several Cetronic shareholders (the "Cetronic Shareholders") pursuant to subordinated convertible promissory notes issued by the Company to the Cetronic Shareholders. The terms of each note are identical to the terms of the Cetronic Note except that these notes are unsecured.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

     The information required in Items 9-12 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 17, 1997.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Documents filed as part of this report:

          1.  All financial statements.

           INDEX TO FINANCIAL STATEMENTS                               PAGE
                                                                       ----
           Report of Ernst & Young LLP, Independent Auditors. . . . . . 28
           Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . 29
           Statements of Operations . . . . . . . . . . . . . . . . . . 30
           Statements of Redeemable Convertible Preferred Stock
             And Stockholders' Equity (Deficit) . . . . . . . . . . . . 31
           Statements of Cash Flows . . . . . . . . . . . . . . . . . . 32
           Notes to Financial Statements. . . . . . . . . . . . . . . . 33-42

          2.  Financial statement schedules.
              II.  Valuation and Qualifying Accounts . . . . . . . . . . . S-1

          3.  Exhibits.

3.1 Certificate of Incorporation. Reference is made to Exhibit 3.1 of the Company's Registration Statement on Form SB-2 No. 33-91210-LA filed on June 2, 1995 and declared effective on June 6, 1995, which is incorporated herein by reference.

3.3 By-laws. Reference is made to Exhibit 3.3 of the Company's Registration Statement on Form SB-2 No. 33-91210-LA filed on June 2, 1995 and declared effective on June 6, 1995, which is incorporated herein by reference.

10.1 Form of Indemnification Agreement entered into between the Company and its directors and officers. Reference is made to Exhibit 10.1 of the Company's Registration Statement on Form SB-2 No. 33-91210-LA filed on June 2, 1995 and declared effective on June 6, 1995, which is incorporated herein by reference.

10.2 1993 Stock Option/Stock Issuance Plan and forms of agreement thereunder. Reference is made to Exhibit 10.2 of the Company's Registration Statement on Form SB-2 No. 33-91210-LA filed on June 2, 1995 and declared effective on June 6, 1995, which is incorporated herein by reference.

10.3 1995 Stock Plan and forms of agreement thereunder. Reference is made to Exhibit 10.3 of the Company's Registration Statement on Form SB-2 No. 33-91210-LA filed on June 2, 1995 and declared effective on June 6, 1995, which is incorporated herein by reference.

10.4 Amended and Restated Investors' Rights Agreement among the Company and certain stockholders of the Company dated May 6, 1994. Reference is made to Exhibit 10.5 of the Company's Registration Statement on Form SB-2 No. 33-91210-LA filed on June 2, 1995 and declared effective on June 6, 1995, which is incorporated herein by reference.

10.5 Standard Lease Agreement by and between Central Court, LLC and the Company dated September 15, 1996. Reference is made to Exhibit
              10.5 of the Company's Registration Statement on Form SB-2 No. 333-22273 filed on February 24, 1997, which is incorporated herein by reference.

10.6* PageCard Development, Manufacturing and Distribution Agreement by and between Mitsubishi Corporation and the Company, dated December 1, 1994. Reference is made to Exhibit 10.7 of the Company's Registration Statement on Form SB-2 No. 33-91210-LA filed on June 2, 1995 and declared effective on June 6, 1995, which is incorporated herein by reference.

10.7* Co-Marketing and Services Agreement by and between The National Dispatch Center, Inc. and the Company dated February 6, 1995. Reference is made to Exhibit 10.9 of the Company's Registration Statement on Form SB-2 No. 33-91210-LA filed on June 2, 1995 and declared effective on June 6, 1995, which is incorporated herein by reference.

10.8 Employment Agreement between Micheal Gifford and the Company dated July 17, 1996.

10.9 Employment Agreement between Martin Levetin and the Company dated February 2, 1996.

          (b) Reports on Form 8-K during the fourth quarter: None.

11.1          Statement of computation of earnings per share

23.1          Consent of Ernst & Young LLP, Independent Auditors

27.1          Financial Data Schedule.

---------

* Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                           SOCKET COMMUNICATIONS, INC.
                           ---------------------------
                                   Registrant

Date:  March 14, 1997              /s/ Martin S. Levetin
                                   --------------------------------------
                                   Martin S. Levetin
                                   President and Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Martin Levetin and David Dunlap as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By /s/ Martin S. Levetin      President and Chief Executive       March 14, 1997
-------------------------     Officer
   Martin S. Levetin

By /s/ David W. Dunlap        Vice President of Finance           March 14, 1997
-------------------------     and Administration and
   David W. Dunlap            Chief Financial Officer

By /s/ Micheal L. Gifford     Executive Vice President            March 14, 1997
-------------------------     and Director
   Micheal L. Gifford

By /s/ Charlie Bass           Chairman of the Board               March 14, 1997
-------------------------     of Directors
   Charlie Bass

By /s/ Jack C. Carsten        Director                            March 14, 1997
-------------------------
   Jack C. Carsten

By /s/ Gary W. Kalbach        Director                            March 14, 1997
-------------------------
   Gary W. Kalbach

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           SOCKET COMMUNICATIONS, INC.
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                                                                  Additions
                                                                       --------------------------
                                                       Balance at       Charged to                                 Balance at
                                                       Beginning of     Costs and      Charged to     Amounts       End of
                 Description                           Period           Expenses         Other      Written Off     Period
---------------------------------------------------   --------------   ------------    ----------   -----------    -----------
Accounts Receivable Allowance for Doubtful
Accounts:
     1996. . . . . . . . . . . . . . . .               $    47,790      $     4,830       --        $   17,290     $    35,330

     1995. . . . . . . . . . . . . . . .               $    24,899      $    38,774       --        $   15,883     $    47,790

     1994. . . . . . . . . . . . . . . .               $    35,922               --       --        $   13,122     $    24,899