Form 10QSB
period 1997-03-31
SOCKET COMMUNICATIONS INC
filed 1997-05-15
CIK 944075

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

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


  Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES X   NO ___
                                         ---

  Number of shares of Common Stock ($0.001 par value) outstanding as of May 13, 1997 was 5,209,381 shares.

This report, including all attachments, contains 14 pages.

                                      INDEX


                                                                      PAGE NO.
Part I.  Financial information

    Condensed Balance Sheets - March 31, 1997 and December 31, 1996....  3

    Condensed Statements of Operations - Three Months Ended
     March 31, 1997 and 1996...........................................  4

    Condensed Statements of Cash Flows - Three Months Ended
     March 31, 1997 and 1996...........................................  5

    Notes to Condensed Financial Statements............................ 6-8

    Management's Discussion and Analysis of Financial Condition
     and Results of Operations......................................... 9-12


Part II.  Other information............................................ 13

    Signatures......................................................... 14

                          PART I. FINANCIAL INFORMATION

                           SOCKET COMMUNICATIONS, INC.
                            CONDENSED BALANCE SHEETS

                                                       (Unaudited)
                                                         March 31,    December 31,
                                                           1997          1996*
                                                      -------------- --------------
                                   ASSETS
Current assets:
   Cash and cash equivalents........................   $  646,216    $  618,344
   Accounts receivable, net.........................      927,900       833,259
   Inventories......................................      844,529       738,808
   Prepaid expenses.................................      124,593        20,523
                                                      -------------- --------------
      Total current assets..........................    2,543,238     2,210,934

Property and equipment:
   Machinery and office equipment...................      546,139       495,199
   Computer equipment...............................      490,207       452,713
                                                      -------------- --------------
                                                        1,036,346       947,912
   Accumulated depreciation.........................     (605,577)     (535,387)
                                                      -------------- --------------
                                                          430,769       412,525
Other assets........................................       55,614        48,235
                                                      -------------- --------------
      Total assets.................................. $  3,029,621   $  2,671,694
                                                      -------------- --------------
                                                      -------------- --------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank line of credit..............................   $  486,583     $  322,743
   Convertible subordinated notes...................    1,000,000             --
   Accounts payable and accrued expenses............    1,414,762      1,295,913
   Accrued payroll and related expenses.............      255,568        230,758
   Deferred revenue.................................      202,422        238,776
   Current portion of capital leases and
    equipment financing notes.......................       91,038        109,236
                                                      -------------- --------------
      Total current liabilities.....................    3,450,373      2,197,426

Long-term portion of capital leases and
 equipment financing notes..........................       86,683        102,735

Stockholders' equity :
   Undesignated preferred stock, $0.001 par value:
      Authorized shares - 2,000,000; Issued and
       outstanding shares:  none....................           --             --
   Series A Convertible Preferred Stock, $0.001
      par value:
      Authorized shares - 1,000,000, Issued and
       outstanding shares: 8,650
       at March 31, 1997 and 15,500
       at December 31, 1996.........................    1,001,064      1,793,813
   Common stock, $0.001 par value:
      Authorized shares - 15,000,000
      Issued and outstanding shares - 4,238,065
      at March 31, 1997 and 3,028,976
      at December 31, 1996..........................        4,238          3,029
   Additional paid-in capital.......................   12,209,237     11,413,920
   Accumulated deficit..............................  (13,721,974)   (12,839,229)
                                                      -------------- --------------
      Total stockholders' equity (deficit)..........     (507,435)        371,533
                                                      -------------- --------------
         Total liabilities and
          stockholders' equity (deficit)............ $  3,029,621     $  2,671,694
                                                      -------------- --------------
                                                      -------------- --------------



--------------------------------
* Derived from audited financial statements.

                             See accompanying notes.

                           SOCKET COMMUNICATIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended March 31,
                                                          1997           1996
                                                    --------------  -------------
Revenue:
   Product........................................   $  1,067,963   $  1,217,053
   Royalty........................................          2,785         76,790
                                                    --------------  -------------
      Total revenue...............................      1,070,748      1,293,843

Cost of revenue...................................        540,123        718,172
                                                    --------------  -------------
Gross profit......................................        530,625        575,671

Operating expenses:
   Research and development.......................        271,787        271,020
   Sales and marketing............................        756,800        630,830
   General and administrative.....................        329,355        367,143
                                                    --------------  -------------
      Total operating expenses....................      1,357,942      1,268,993
                                                    --------------  -------------
Operating loss....................................       (827,317)      (693,322)

Interest income and other, net....................          1,871         18,633
Interest expense..................................        (26,981)       (10,118)
                                                    --------------  -------------
      Net loss....................................       (852,427)   $  (684,807)
                                                                    -------------
                                                                    -------------
      Preferred stock dividend....................        (30,318)
                                                    --------------
      Net loss applicable to common stockholders..    $  (882,745)
                                                    --------------
                                                    --------------

      Net loss per share applicable to
       common stockholders........................       $  (0.23)
                                                    --------------
                                                    --------------
      Net loss per share..........................                      $  (0.23)
                                                                    -------------
                                                                    -------------
      Weighted average shares outstanding.........      3,854,309      2,997,264
                                                    --------------  -------------
                                                    --------------  -------------



                               See accompanying notes.

                             SOCKET COMMUNICATIONS, INC.
                         CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                    Three Months Ended March 31,
                                                         1997           1996
                                                   --------------- ---------------
OPERATING ACTIVITIES
  Net loss..........................................  $  (852,427)   $  (684,807)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization.................       70,190         51,281

      Changes in operating assets and liabilities:
        Accounts receivable.........................      (94,641)        43,810
        Inventories.................................     (105,721)      (160,854)
        Prepaid expenses............................     (104,070)          (456)
        Other assets................................       (7,379)             1
        Accounts payable and accrued expenses.......       88,531       (104,268)
        Accrued payroll and related expenses........       24,810        (65,119)
        Deferred revenue............................      (36,354)          (722)
                                                   --------------- ---------------
          Net cash used in operating activities.....   (1,017,061)      (921,134)

INVESTING ACTIVITIES
  Purchase of equipment.............................      (88,434)       (29,147)
                                                   --------------- ---------------
          Net cash used in investing activities.....      (88,434)       (29,147)

FINANCING ACTIVITIES
  Payments on capital leases and equipment
   financing notes..................................      (34,250)       (25,196)
  Proceeds from issuance of convertible notes.......    1,000,000             --
  Stock options and warrants exercised..............        3,777         13,921
  Net proceeds from borrowing under bank line of
   credit...........................................      163,840        250,000
                                                   --------------- ---------------
          Net cash provided by financing
           activities...............................    1,133,367        238,725
                                                   --------------- ---------------
Net increase (decrease) in cash and
 cash equivalents...................................       27,872       (711,556)

Cash and cash equivalents at beginning of period....      618,344      2,406,655
                                                   --------------- ---------------
Cash and cash equivalents at end of period..........   $  646,216   $  1,695,099
                                                   --------------- ---------------
                                                   --------------- ---------------

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest............................   $  26,981      $  10,118
  Dividends accrued but unpaid......................   $  30,318




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

  The financial statements have been prepared on a going concern basis. The Report of Independent Auditors on the Company's financial statements for the year ended December 31, 1996 included in Form 10-KSB contained an explanatory paragraph which indicated substantial doubt about the Company's ability to continue as a going concern because of the Company's recurring operating losses and the need for additional financing. The Company has incurred cumulative losses to date of $13,721,974. The Company expects product revenue to increase in 1997 with growth in sales of its PageCard product which was introduced in December 1994 and the expansion of its serial card product line. However, the Company will require additional financing during 1997 and ultimately will need to achieve profitable operations. The Company believes that sufficient outside financing sources will be available, however, there can be no assurance that the Company will be able to obtain such financing on commercially reasonable terms, if at all, and such terms may be dilutive to existing stockholders. If the Company is unable to obtain the necessary funds, other more substantial restructuring options may be necessary which may have adverse effects on the Company's operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 - CASH EQUIVALENTS

  Cash equivalents consist mainly of money market funds, which are highly liquid financial instruments that are readily convertible to cash. The Company has not incurred losses related to these instruments. As of March 31, 1997 and December 31, 1996, the Company had no material investments in debt or equity securities.

                          SOCKET COMMUNICATIONS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 3 - INVENTORIES

  Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

                                                 March 31,      December 31,
                                                    1997            1996
                                            ---------------------------------
     Raw materials and sub-assemblies            $  819,545     $  712,106
     Finished goods                                  24,984         26,702
                                            ---------------------------------
                                                 $  844,529     $  738,808
                                            ---------------------------------
                                            ---------------------------------

NOTE 4 - INCOME TAXES

  Due to the Company's loss position, there was no provision for income taxes for the three months ended March 31, 1997 and 1996.

NOTE 5 - NET LOSS PER SHARE AND NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

  Net loss per share is calculated using the weighted average number of common shares outstanding during the period. Common equivalent shares are excluded from the calculation as the effect is antidilutive.

  The Company is required to pay dividends on shares of its outstanding Series A Preferred stock. Dividends of $30,318 for the quarter ended March 31, 1997 were added to the net loss for the quarter to determine the net loss per share applicable to common stockholders. The net loss for the quarter ended March 31, 1997 (excluding the effect of the dividends) was $(0.22) per share.

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change in loss per share for the quarters ended March 31, 1997 and 1996.

NOTE 6 - BANK FINANCING ARRANGEMENTS

  The Company entered into a credit agreement (the "Agreement") with a bank, which commenced in July 1995 and expires on June 15, 1997. The Agreement is secured by the Company's current and future assets. The credit facility under the Agreement allows the Company to borrow up to $500,000 based on the level of qualified receivables. The Agreement contains covenants that require the Company to maintain certain financial ratios. The Company was not in compliance with the covenants at March 31, 1997 and December 31, 1996 and has obtained a temporary waiver. As of March 31, 1997 there were $486,583 outstanding in borrowings under the Agreement.

                          SOCKET COMMUNICATIONS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 7 - CONVERTIBLE SUBORDINATED NOTES

  On January 29, 1997, the Company received a $500,000 loan from Cetronic AB pursuant to a subordinated secured convertible promissory note (the "Cetronic Note") issued by the Company to Cetronic. The interest rate on the Cetronic
Note is 8% and the term is 6 months. The principal and accrued interest thereon may be converted into the Company's Common Stock at $1.00 per share at any time during the term at the option of Cetronic. The Company may also prepay the Cetronic Note in whole or in part at any time upon prior written notice to Cetronic. The Cetronic Note is secured by certain marketing and manufacturing rights for the FLEX (a high speed paging protocol) and ERMES/POCSAG (a worldwide standard for transmitting alphanumeric messages to page receivers) products being developed jointly by Socket and Cetronic.

  On February 14, 1997, the Company received an aggregate of $500,000 in loans from several Cetronic shareholders (the "Cetronic Shareholders") pursuant to subordinated convertible promissory notes issued by the Company to the Cetronic Shareholders. The tersm of each note are identical to the terms of the Cetronic Note except that these notes are unsecured.

NOTE 8 - SUBSEQUENT EVENT - INTENT TO MERGE WITH CETRONIC AB

  On May 7, 1997 the Company signed a letter of intent to merge with Cetronic AB, a privately held Swedish company that develops and markets software and hardware for the wireless data communications markets. Under the proposed terms of the merger, Socket will issue $11.4 million in Socket common stock in exchange for all of the common shares of Cetronic AB. The number of shares will be determined by dividing $11.4 million by the average market price of Socket's common stock prior to the closing of the merger, with a minimum of 5.7 million and a maximum of 11.4 million common shares to be issued. The merger is subject to completion of a definitive merger agreement and will require the approval of the shareholders of both companies. The letter of intent also provides for bridge financing of up to $750,000 to Socket in the form of convertible subordinated notes to be issued to Cetronic and to certain investors of Socket on the signing of the definitive merger agreement. The transaction will be accounted for using the purchase method of accounting.

                           SOCKET COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION CONTAINS FORWARD-LOOKING STATEMENTS (IDENTIFIED WITH AN ASTERISK "*") THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FOR A MORE COMPLETE DISCUSSION OF THE FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE, SEE "BUSINESS" INCLUDING "ADDITIONAL RISK FACTORS AFFECTING FUTURE PERFORMANCE" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1996 (COLLECTIVELY THE "FORM 10-KSB SECTIONS").

OVERVIEW

  The Company's serial card products for PC Card mobile computers, introduced in 1993 and expanded with new serial card products at the end of 1996, and the Company's PageCard PC Card wireless messaging system, introduced in January 1995, are its principal sources of revenues. The Company also sells an Ethernet PC card and, in the first half of 1996, a GPS card which was subsequently discontinued in the second half of 1996. In addition, the Company earns sales royalties from sale of certain of the Company's products by the third party manufacturers of those products, and service royalties on its Socket Wireless Messaging Services ("SWiMS").and on paging revenues of certain third party paging carriers.

  The Company completed its initial public offering ("IPO") in June 1995, with net proceeds of approximately $4.8 million, issued 15,500 shares of Series A preferred stock for $1,550,000 in November 1996, and issued $1,000,000 in convertible subordinated notes to Cetronic AB and certain shareholders of Cetronic in January and February 1997. Prior to the IPO, the Company's working capital requirements were met primarily through the private sale of equity and debt securities. The Company has sustained significant quarterly operating losses in every fiscal period since its inception. The Company expects to incur substantial quarterly operating losses at least through 1997 and possibly longer.* Achieving revenue growth from the Company's existing and future products will be highly dependent upon the market acceptance of the PageCard wireless messaging system, continued increases in the market acceptance of the Company's serial and Ethernet cards and the ability of the Company to develop successful new products for new and existing markets.* There can be no assurances that any of these events will occur or that the Company's revenues will continue to grow. The Company's ability to continue its operations is also dependent upon the availability of additional capital.* In January and February 1997 the Company sold $1,000,000 in six-month 6% convertible subordinated notes to Cetronic AB and to certain
shareholders of Cetronic (see Note 7 of Notes to   Condensed Financial
Statements), and on May 7, 1997, the Company announced its intent to merge with Cetronic AB. (See Note 8 of Notes to Condensed Financial Statements and "Liquidity and Capital Resources.")

-----------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

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

RESULTS OF OPERATIONS

REVENUE

  Revenue for the first quarter totaled $1,070,748, a 17% decrease from the corresponding period a year ago. The decrease was primarily due to decreased shipments of the Company's Ethernet card and GPS card and to lower shipments of its serial PC cards to OEM customers. The GPS card was discontinued in the second half of 1996. These decreases were offset in part by an increase in the volume of serial cards sold to non-OEM customers, sales of new serial card products introduced at the end of 1996, and an increase in the volume of PageCard wireless messaging system sales.

PRODUCT GROSS PROFIT

  Product gross profit, excluding royalty revenue, is equal to product revenue less the cost of revenue, because the costs of royalty revenue generally are negligible. The Company's product gross margin for the first quarter of 1997 was 49.4% of product revenues compared to 41.0% for the same quarter a year ago. The increase resulted primarily from volume price discounts from certain suppliers, a favorable product mix, engineered cost decreases in the unit cost of products and lower fixed overhead costs resulting from a move into smaller facilities in the fourth quarter of 1996.

                           SOCKET COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESEARCH AND DEVELOPMENT

  Research and development expenses were $271,787 for the first quarter, effectively flat with the corresponding period a year ago. The Company has not capitalized any software development costs as costs incurred subsequent to completion of a working model have not been material. The Company expects to increase its research and development expenses in the second half of 1997.*

SALES AND MARKETING

  Sales and marketing expenses were $756,800 for the first quarter, a 20.0% increase over the corresponding period a year ago. The increase reflected higher staffing levels, increased advertising activity, and higher marketing research costs. The Company expects to increase its sales and marketing expenses in 1997.*

GENERAL AND ADMINISTRATIVE

  General and administrative expenses were $329,355 for the first quarter, a 10.3% decrease from the corresponding period a year ago. The decrease reflected lower occupancy costs from a move into smaller facilities in the fourth quarter of 1996, partially offset by lower compensation costs in January and February 1996 from a vacancy in the C.E.O. position.

INTEREST INCOME AND OTHER, NET/INTEREST EXPENSE

   Interest income primarily reflects interest on cash balances earned through investment in money market funds. Interest expense was $26,981 for the first quarter of 1997, compared to $10,118 reported for the corresponding period a year ago. Interest expense for the first quarter of 1997 included interest on convertible subordinated notes sold in February 1997, higher levels of bank credit line usage during the quarter and interest on equipment lease financing obligations. Interest expense for the first quarter of 1996 reflected primarily interest expense on equipment lease financing obligations.

LIQUIDITY AND CAPITAL RESOURCES

  During the first quarter of 1997 and 1996, the Company used $986,743 and $921,134, respectively, in cash for operating activities. Net cash used in the first quarter of 1997 resulted primarily from the net loss, increases in inventory and accounts receivable, increases in prepaid expenses from costs associated with equity financing activities in process, and decreases in deferred revenues offset in part by increases in accounts payable and accrued payroll and related expenses. Net cash used in the first quarter of 1996 resulted primarily from the net loss, an increase in inventory and decreases in accounts payable and accrued expenses and accrued payroll and related expenses.

-----------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

  Cash used for investing activities was $88,434 in the first quarter of 1997 compared to $29,147 in the corresponding quarter a year ago. The increase reflected higher purchases of equipment associated with the Company's relocation into new facilities.

  Cash provided by financing activities during the first quarter of 1997 reflected higher borrowings under a revolving line of credit with a bank (see
Note 6 of Notes to Condensed Financial Statements) and proceeds from the issuance of $500,000 in six month convertible subordinated notes to Cetronic AB on January 29, 1997 and of $500,000 in six month convertible subordinated
notes   to certain shareholders of Cetronic AB on February 14, 1997 (see Note
7 of Notes to Condensed Financial Statements). Cash provided by financing activities during the first quarter of 1996 primarily reflected borrowings under a revolving credit line with a bank.

    As of March 31, 1997, the Company had cash and cash equivalents of $646,216. On May 7, 1997 the Company announced its intent to merge with Cetronic AB (see Note 8 of Notes to Condensed Financial Statements) which includes a bridge loan of up to $750,000 to Socket in the form of convertible subordinated notes from Cetronic and certain investors of the Company at the time a definitive merger agreement is signed, which is expected to be completed around the end of May 1997.* In addition, Cetronic completed on May 7, 1997 an equity financing of net proceeds of approximately $3.8 million. A substantial portion of these funds are expected to be available to the combined companies on the closing of the merger, which is expected to be completed in August 1997 following the registration of Company shares to be issued in the merger and shareholder approval.* The Company believes that its existing capital resources and revenue from operations and the cash available from Cetronic will be adequate to satisfy its working capital requirements through 1997.* However, the availability of the Cetronic cash is dependent upon the successful completion of the merger and there can be no assurances that the merger will be completed. The Report of Independent Auditors on the Company's financial statements for the year ended December 31, 1996 included in Form 10-KSB contains an explanatory paragraph regarding the Company's need for additional financing and indicated substantial doubt about the Company's ability to continue as a going concern absent such financing. There can be no assurances that such capital will be available on acceptable terms, if at all, and such terms may be dilutive to existing stockholders. If the necessary funding is not obtained, there could be a material adverse affect on the Company's financial condition and results of operations. The Company's actual working capital needs will depend upon numerous factors, however, including the extent and timing of acceptance of the Company's products in the market, the Company's operating results, the progress of the Company's research and development activities, the cost of increasing the Company's sales and marketing activities and the status of competitive products, none of which can be predicted with certainty.


-----------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

                             PART II. OTHER INFORMATION

Items 1-5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits

None

b. Reports on Form 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1997.

                                     SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             SOCKET COMMUNICATIONS, INC.
                                     Registrant



Date:    May 14, 1997               /s/ David W. Dunlap
                                 -------------------------------
                                        David W. Dunlap
                                    Vice President of Finance
                                      and Administration and
                                     Chief Financial Officer