Form 10QSB
period 1997-06-30
SOCKET COMMUNICATIONS INC
filed 1997-08-14
CIK 944075

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                     FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended June 30, 1997

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


   Number of shares of Common Stock ($0.001 par value) outstanding as of July 31, 1997 was 5,526,450 shares.

                                        DRAFT

                                        INDEX

                                                                             PAGE NO.
                                                                             --------
Part I.  Financial information

    Condensed Balance Sheets - June 30, 1997 and December 31, 1996 . . . .       3

    Condensed Statements of Operations - Three Months and Six Months
         Ended June 30, 1997 and 1996. . . . . . . . . . . . . . . . . . .       4

    Condensed Statements of Cash Flows - Six Months Ended
         June 30, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . .       5

    Notes to Condensed Financial Statements. . . . . . . . . . . . . . . .     6-8

    Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . .    9-12


Part II.  Other information

    Item 4. Submission of Matters to a Vote of Security Holders. . . . . .      13

    Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .      13

    Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14


                             SOCKET COMMUNICATIONS, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)

                             SOCKET COMMUNICATIONS, INC.
                               CONDENSED BALANCE SHEETS


                                                                                        (Unaudited)
                                                                                          June 30,       December 31,
                                                                                            1997            1996*
                                                                                       -------------    -------------
                                                           ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   252,806      $   618,344
  Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .         651,818          833,259
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         936,890          738,808
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,701           20,523
                                                                                       -----------      -----------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,851,215        2,210,934

Property and equipment:
  Machinery and office equipment . . . . . . . . . . . . . . . . . . . . . . . . .         558,840          495,199
  Computer equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         506,554          452,713
                                                                                       -----------      -----------
                                                                                         1,065,394          947,912
  Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (674,882)        (535,387)
                                                                                       -----------      -----------
                                                                                           390,512          412,525
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          64,239           48,235
                                                                                       -----------      -----------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 2,305,966      $ 2,671,694
                                                                                       -----------      -----------
                                                                                       -----------      -----------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Bank line of credit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   220,737      $   322,743
  Convertible subordinated notes . . . . . . . . . . . . . . . . . . . . . . . . .       1,600,000               --
  Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . . . .       1,453,682        1,295,913
  Accrued payroll and related expenses . . . . . . . . . . . . . . . . . . . . . .         334,948          230,758
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         133,408          238,776
  Current portion of capital leases and equipment financing notes. . . . . . . . .          74,339          109,236
                                                                                       -----------      -----------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .       3,817,114        2,197,426

Long-term portion of capital leases and equipment financing notes. . . . . . . . .          69,793          102,735

Stockholders' equity (deficit):
  Undesignated preferred stock, $0.001 par value:
  Authorized shares - 3,000,000. . . . . . . . . . . . . . . . . . . . . . . . . .              --               --
  Series A convertible preferred stock
    Authorized shares - 1,000,000
    Issued and outstanding shares - 3,490 at June 30, 1997 and
           15,500 at December 31, 1996 . . . . . . . . . . . . . . . . . . . . . .         403,897        1,793,813

  Common stock, $0.001 par value:
    Authorized shares - 15,000,000
    Issued and outstanding shares - 5,521,322 at June 30, 1997, and
      3,028,976 at December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . .           5,521            3,029
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,805,121       11,413,920
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (14,795,480)     (12,839,229)
                                                                                       -----------      -----------
    Total stockholders' equity (deficit) . . . . . . . . . . . . . . . . . . . . .      (1,580,941)         371,533
                                                                                       -----------      -----------
       Total liabilities and stockholders' equity (deficit). . . . . . . . . . . .     $ 2,305,966      $ 2,671,694
                                                                                       -----------      -----------
                                                                                       -----------      -----------

--------------------
*Derived from audited financial statements.

                             SOCKET COMMUNICATIONS, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)


                             SOCKET COMMUNICATIONS, INC.
                         CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                               ------------------------------  ----------------------------
                                                     1997           1996           1997           1996
                                               --------------    ------------  -------------   ------------
Revenue:
   Product . . . . . . . . . . . . . . . . .   $  1,116,484      $ 908,397      $ 2,184,447    $ 2,125,450
   Royalty . . . . . . . . . . . . . . . . .          6,208         60,000            8,993        136,790
                                               ------------      ---------      -----------    -----------
      Total revenue. . . . . . . . . . . . .      1,122,692        968,397        2,193,440      2,262,240

Cost of revenue. . . . . . . . . . . . . . .        545,584        569,877        1,085,707      1,288,049
                                               ------------      ---------      -----------    -----------

Gross profit . . . . . . . . . . . . . . . .        577,108        398,520        1,107,733        974,191

Operating expenses:
   Research and development. . . . . . . . .        273,105        243,517          544,892        514,537
   Sales and marketing . . . . . . . . . . .        796,234        697,263        1,553,034      1,328,093
   General and administrative. . . . . . . .        536,817        408,042          866,172        775,185
                                               ------------      ---------      -----------    -----------
      Total operating expenses . . . . . . .      1,606,156      1,348,822        2,964,098      2,617,815
                                               ------------      ---------      -----------    -----------
Operating loss . . . . . . . . . . . . . . .     (1,029,048)      (950,302)      (1,856,365)    (1,643,624)

Interest income. . . . . . . . . . . . . . .            639          5,499            2,510         24,132
Interest expense . . . . . . . . . . . . . .        (36,477)       (10,551)         (63,458)       (20,669)
                                               ------------      ---------      -----------    -----------

      Net loss . . . . . . . . . . . . . . .   $ (1,064,886)     $(955,354)     $(1,917,313)   $(1,640,161)
                                                                 ---------                     -----------
                                                                 ---------                     -----------
      Preferred stock dividend . . . . . . .         (8,620)                        (38,938)
                                               ------------                     -----------
      Net loss applicable to common
      stockholders . . . . . . . . . . . . .   $ (1,073,506)                    $(1,956,251)
                                               ------------                     -----------
                                               ------------                     -----------
      Net loss per share applicable to
      common stockholders. . . . . . . . . .   $      (0.22)                    $     (0.44)
                                               ------------                     -----------
                                               ------------                     -----------
      Net loss per share . . . . . . . . . .                     $   (0.32)                    $     (0.55)
                                                                 ---------                     -----------
                                                                 ---------                     -----------


      Weighted average shares outstanding. .      4,955,822      3,017,052        4,405,066      3,007,158
                                               ------------      ---------      -----------    -----------
                                               ------------      ---------      -----------    -----------


                             SOCKET COMMUNICATIONS, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)
                              SOCKET COMMUNICATIONS, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                                         Six Months Ended June 30,
                                                                                            1997           1996
                                                                                         -----------    -----------
OPERATING ACTIVITIES
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(1,917,313)   $(1,640,161)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .        139,495        108,957

      Changes in operating assets and liabilities:
        Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        181,441        190,434
        Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (198,082)      (217,645)
        Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,822         (1,538)
        Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (16,004)        10,925
        Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . .        149,149       (205,483)
        Accrued payroll and related expenses . . . . . . . . . . . . . . . . . . . .        104,190       (128,104)
        Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (105,368)        (1,401)
                                                                                        -----------    -----------
          Net cash used in operating activities. . . . . . . . . . . . . . . . . . .     (1,651,670)    (1,884,016)

INVESTING ACTIVITIES
  Purchase of equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (117,482)      (118,306)
                                                                                        -----------    -----------
          Net cash used in investing activities. . . . . . . . . . . . . . . . . . .       (117,482)      (118,306)

FINANCING ACTIVITIES
  Payments on capital leases and equipment financing notes . . . . . . . . . . . . .        (67,839)       (57,038)
  Proceeds from equipment financing. . . . . . . . . . . . . . . . . . . . . . . . .             --         85,861
  Proceeds from issuance of convertible notes. . . . . . . . . . . . . . . . . . . .      1,600,000             --
  Preferred stock dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . .        (30,318)            --
  Stock options and warrants exercised . . . . . . . . . . . . . . . . . . . . . . .          3,777          3,473
  Proceeds (repayment) from borrowing under bank line of credit. . . . . . . . . . .       (102,006)       230,000
                                                                                        -----------    -----------
          Net cash provided by financing activities. . . . . . . . . . . . . . . . .      1,403,614        262,296
                                                                                        -----------    -----------

Net (decrease) in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .       (365,538)    (1,740,026)

Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . .        618,344      2,406,655
                                                                                        -----------    -----------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . .    $   252,806    $   666,629
                                                                                        -----------    -----------
                                                                                        -----------    -----------


SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 36,477       $ 20,669
  Dividends accrued but unpaid . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  8,620             --


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

   The financial statements have been prepared on a going concern basis. The Report of Independent Auditors on the Company's financial statements for the year ended December 31, 1996 included in Form 10-KSB contained an explanatory paragraph which indicated substantial doubt about the Company's ability to continue as a going concern because of the Company's recurring operating losses and the need for additional financing. At June 30, 1997, the Company has a net capital deficiency of $1,580,941 and a working capital deficiency of $1,965,899. The Company will require additional financing during 1997 and ultimately will need to achieve profitable operations. The Company believes that sufficient outside financing sources will be available, however, there can be no assurance that the Company will be able to obtain such financing on commercially reasonable terms, if at all, and such terms may be dilutive to existing stockholders. If the Company is unable to obtain the necessary funds, other more substantial restructuring options may be necessary which may have adverse effects on the Company's operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

   Operating results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 - CASH EQUIVALENTS
   Cash equivalents consist mainly of money market funds which are highly liquid financial instruments that are readily convertible to cash. The Company has not incurred losses related to these instruments. As of June 30, 1997 and December 31, 1996, the Company had no material investments in debt or equity securities.

NOTE 3 - INVENTORIES
   Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

                                                     June 30,       December 31,
                                                       1997            1996
                                                   -----------------------------
Raw materials and sub-assemblies. . . . . . . .    $ 916,333        $ 712,106
Finished goods. . . . . . . . . . . . . . . . .       20,557           26,702
                                                   -----------------------------
                                                   $ 936,890        $ 738,808
                                                   -----------------------------
                                                   -----------------------------

NOTE 4 - INCOME TAXES
   Due to the Company's loss position, there was no provision for income taxes for the three months and six months ended June 30, 1997 and 1996.

                             SOCKET COMMUNICATIONS, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)

NOTE 5 - NET LOSS PER SHARE AND NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

   Net loss per share is calculated using the weighted average number of common shares outstanding during the period. Common equivalent shares are excluded from the calculation as the effect is antidilutive.

   The Company is required to pay dividends on outstanding shares of its Series A Convertible Preferred Stock. Dividends of $8,620 and $38,938 for the quarter and six months ended June 30, 1997 were added to the net loss for the periods to determine the net loss per share applicable to common stockholders. The effect of such dividends on the net loss for the quarter ended June 30, 1997 was $(0.01) per share. There was no effect of such dividends on net loss for the six months ended June 30, 1997.

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change in loss per share for the quarters and six month periods ended June 30, 1997 and 1996 as reported.

NOTE 6 - BANK FINANCING ARRANGEMENTS

   The Company entered into a credit agreement (the Agreement) with a bank, which commenced in July 1995 and expires on September 15, 1997. The Agreement is secured by the Company's current and future assets. The credit facility under the Agreement allows the Company to borrow up to $500,000 based on the level of qualified receivables. The Agreement contains covenants that require the Company to maintain certain financial ratios. The Company was not in compliance with the covenants at June 30, 1997 and December 31, 1996 and has obtained a temporary waiver through the expiration date. As of June 30, 1997 there were $220,737 outstanding in borrowings under the Agreement.

NOTE 7 - SERIES A CONVERTIBLE PREFERRED STOCK

   On November 1, 1996, the Company sold 15,500 shares of its Series A Convertible Preferred Stock ("Series A Stock") at $100 per share. The holders of the Series A Stock are entitled to receive dividends at an annual rate of 6%. Each share of Series A Stock is convertible at any time from January 2, 1997 through November 1, 1997 (at which time conversion is mandatory) at the option of the holder into that number of shares of the Company's Common Stock equal to 100 divided by the lower of (a) 65% of the average bid price of the Company's common stock as reported on the OTC bulletin board for the five business days
prior to the date of conversion notice, or b) $2 5/8.   During the six month
period ended June 30, 1997, holders of Series A Stock converted 12,010 shares of Series A Stock into 2,486,696 common shares.

NOTE 8 - CONVERTIBLE SUBORDINATED NOTES

   On January 29, 1997, the Company received a $500,000 loan from Cetronic AB pursuant to a subordinated secured convertible promissory note (the "Cetronic Note") issued by the Company to Cetronic. The interest rate on the Cetronic
Note is 8% and the term prior to its amendment was six

                             SOCKET COMMUNICATIONS, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)

months. The principal and accrued interest thereon may be converted into the Company's Common Stock at $1.00 per share at any time during the term at the option of Cetronic. The Company may also prepay the Cetronic Note in whole or in part at any time upon prior written notice to Cetronic. The Cetronic
Note is secured by certain marketing and manufacturing rights for the FLEX (a high speed paging protocol) and ERMES/POCSAG (a worldwide standard for transmitting alphanumeric messages to paging receivers) products being developed jointly by Socket and Cetronic.

   On February 14, 1997, the Company received an aggregate of $500,000 in loans from several Cetronic shareholders (the "Cetronic Shareholders") pursuant to subordinated convertible promissory notes issued by the Company to the Cetronic Shareholders. The terms of each note are identical to the terms of the Cetronic Note except that these notes are unsecured.

   On June 12, 1997, pursuant to a Combination Agreement (see Note 9), the Company received an additional $500,000 in exchange for subordinated convertible promissory notes issued by the Company to Cetronic and an additional $100,000 pursuant to subordinated convertible promissory notes issued by the Company to the Company's directors. The due date of the previously issued notes was changed to conform to the due date of these notes of December 12, 1997. Upon completion of the combination, the notes issued to Cetronic ($1,000,000 principal plus accumulated interest) will be forgiven and the notes issued to the Cetronic shareholders and the Company's directors ($600,000 principal plus accrued interest) are subject to repayment or conversion at the option of the holder.

NOTE 9 - AGREEMENT TO MERGE WITH CETRONIC AB

   On June 12, 1997, the Company and Cetronic AB signed a definitive Combination Agreement. Under the terms of the Combination Agreement, the Company will issue up to $11.7 million in Socket common stock in an exchange offer for all the common shares of Cetronic AB. The number of shares in the exchange offer will be determined by dividing $11.7 million by 80 percent of the average market price of the Company's common stock over a 20 day period prior to the expiration of the exchange offer, with a minimum of 5.2 million and a maximum of 15.6 million common shares to be issued to Cetronic shareholders in the combination. The purchase price in U.S. dollars will be adjusted for currency fluctuations between the U.S. Dollar and the Swedish Krona. The Combination Agreement also provides for additional six-month convertible bridge loans of up to $1 million in the aggregate, of which $600,000 of notes have been issued (see Note 8). The combination is subject to shareholder approval of both companies and satisfaction of conditions to closing. The transaction will be accounted for using the purchase method of accounting.

NOTE 10 - STOCK OPTION/STOCK ISSUANCE PLAN

   At the Annual Meeting of Stockholders of the Company, held on June 17, 1997 and reconvened on July 1, 1997, the stockholders approved an amendment to the 1995 Stock Plan to reserve an additional 300,000 shares of Common Stock for issuance thereunder.

                             SOCKET COMMUNICATIONS, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION CONTAINS FORWARD-LOOKING STATEMENTS (IDENTIFIED WITH AN ASTERISK "*") THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FOR A MORE COMPLETE DISCUSSION OF THE FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE, SEE "BUSINESS" INCLUDING "ADDITIONAL RISK FACTORS AFFECTING FUTURE PERFORMANCE" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1996 (COLLECTIVELY, THE "FORM 10-KSB SECTIONS").

OVERVIEW

   The Company's family of serial PC card products and Ethernet card products for PC Card mobile computers are its principal sources of revenues. The Company also sells a PageCard PC Card wireless messaging system introduced in January 1995 and, formerly sold in the first half of 1996, a GPS card which was subsequently discontinued in the second half of 1996. In addition, the Company earns sales royalties from sale of certain of the Company's products by the third party manufacturers of those products, and service royalties on its Socket Wireless Messaging Services ("SWiMS") and on paging revenues of certain third party paging carriers.

   The Company completed its initial public offering ("IPO") in June 1995, with net proceeds of approximately $4.8 million. Prior to the IPO, the Company's working capital requirements were met primarily through the private sale of equity and debt securities. Subsequent to the IPO, the Company issued 15,500 shares of Series A Convertible Preferred Stock for $1,550,000 in November 1996 (see Note 7 of Notes to Condensed Financial Statements), and issued $1,600,000 in convertible subordinated notes to Cetronic AB, certain shareholders of Cetronic and to the Company's directors on various dates in the first six months of 1997 (see Note 8 of Notes to Condensed Financial Statements). The Company has sustained significant quarterly operating losses in every fiscal period since its inception. The Company expects to incur substantial quarterly operating losses at least through 1997 and possibly longer.* Achieving revenue growth from the Company's existing and future products will be highly dependent upon the market acceptance of the PageCard wireless messaging system, continued increases in the market acceptance of the Company's serial and Ethernet cards and the ability of the Company to develop successful new products for new and existing markets.* There can be no assurances that any of these events will occur or that the Company's revenues will grow. The Company's ability to continue its operations is also dependent upon the availability of additional capital.* On June 12, 1997, the Company signed a Combination Agreement with Cetronic AB (see Note 9 of Notes to Condensed Financial Statements). See also "Liquidity and Capital Resources."

--------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

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


RESULTS OF OPERATIONS

REVENUE

   Revenue for the quarter and six months ended June 30, 1997 of $1,122,692 and $2,193,440 increased 16% and decreased 3%, respectively, in comparison to the corresponding periods a year ago. The increase in the quarter ended June 30, 1997 resulted from substantial volume increases in the sale of the Company's serial PC cards and Ethernet cards, offset in part by GPS PC Card sales in the second quarter of 1996 which were discontinued at the end of that quarter, by a higher volume of PageCard PC card sales in 1996 compared to the same period in 1997, and by higher royalties in 1996 earned on the sale of GPS PC cards by a third party manufacturer. The moderate decrease in the six months ended June 30, 1997 resulted from higher volumes of serial PC card product sales offset by sales in 1996 of the GPS PC card and by higher royalties in 1996 earned on the sale of GPS PC cards by a third party manufacturer.

PRODUCT GROSS PROFIT

   Product gross profit, excluding royalty revenue, is equal to product revenue less the cost of revenue, because the costs of royalty revenue generally are negligible. The Company's product gross margin for the second quarter of 1997 was 51% of product revenues compared to 37% for the same quarter a year ago. The Company's product gross margin for the six month period in 1997 was 50% of product revenues compared to 39% for the same period a year ago. The increases resulted primarily from lower manufacturing costs resulting from volume vendor discounts for certain product components and the higher margin serial PC cards comprising a higher percentage of total revenue in 1997.

                             SOCKET COMMUNICATIONS, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESEARCH AND DEVELOPMENT

   Research and development expenses for the quarter and six months ended June 30, 1997 were $273,105 and $544,892, respectively, a 12% and 6% increase versus the corresponding periods a year ago, primarily reflecting higher travel costs and additional contract engineering services. To date, the Company has not capitalized any software development costs. The Company expects to increase its research and development expenses in the second half of 1997.*

SALES AND MARKETING

   Sales and marketing expenses for the quarter and six months ended June 30, 1997 were $796,234 and $1,553,034, respectively, a 14% and 17% increase over the corresponding periods a year ago. The increase primarily reflected higher staffing levels, increased advertising activity and increased levels of travel. The Company expects to further increase its sales and marketing expenses in the second half of 1996.*

GENERAL AND ADMINISTRATIVE

   General and administrative expenses for the quarter and six months ended June 30, 1997 were $536,817 and $866,172, respectively, a 32% and 12% increase over the corresponding periods a year ago. The increases primarily reflected professional fees associated with the financing and merger activities of the Company during 1997 and one-time severance costs for the Company's CEO whose services terminated in April 1997, partially offset by lower occupancy costs in
1997 from a move to smaller facilities in the fourth quarter of 1996.   The
Company expects the higher level of combination related costs to continue during the second half of 1997.*

INTEREST AND OTHER INCOME / EXPENSE

   Interest income primarily reflects interest on cash balances. Interest expense for the quarter and six months ended June 30, 1997 was $36,477 and $63,458, respectively, and related to interest on equipment lease financing obligations and to interest on convertible subordinated debt issued in 1997. Interest expense for the quarter and six months ended June 30, 1996 was $10,551 and $20,669, respectively, and related primarily to interest on equipment lease financing obligations.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash used for operating activities in the six months ended June 30, 1997 was $1,651,670, resulting primarily from the net loss, an increase in inventories and decreases in deferred revenues, partially offset by decreases in accounts receivable and by increases in accounts payable and accrued expenses and accrued payroll and related expenses. Net cash used for operating activities in the six months ended June 30, 1996 was $1,884, 016, resulting primarily from the net loss, an increase in

--------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

                             SOCKET COMMUNICATIONS, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


inventories and decreases in accounts payable and accrued expenses and accrued payroll and related expenses, partially offset by decreases in accounts receivable.

   Net cash provided by financing activities during the first half of 1997 of $1,403,614 resulted from proceeds from the issuance of subordinated convertible notes of $1,600,000 partially offset by a reduction in borrowings under the bank line of credit, payments of capital leases and equipment financing notes and payment of dividends to Series A Preferred Stock holders. Net cash provided by financing activities during the first half of 1996 of $262,296 primarily reflected borrowings under a revolving credit line with a bank (see Note 6 of Notes to Condensed Financial Statements) and equipment financing notes.

    As of June 30, 1997, the Company had cash and cash equivalents of $252,806. The Company believes its existing capital resources and revenue from operations will be insufficient to satisfy its working capital requirements through the end of 1997. As of June 30, 1997 the Company had a net capital deficiency of $1,580,941 and a working capital deficiency of $1,965,899. The Company will need to raise additional capital to fund operations in 1997, which the Company intends to seek through the issuance of additional convertible subordinated notes as provided for in the Combination Agreement with Cetronic (see Note 9 of Notes to Condensed Financial Statements), through increased borrowings on the Company's bank line and through development funding from various development partners.* In addition, the combined company will have the remaining portion of the proceeds from a recent equity financing completed in May 1997 with net proceeds of approximately $3.8 million.* The Report of Independent Auditors on the Company's financial statements for the year ended December 31, 1996 included in the Form 10-KSB contains an explanatory paragraph regarding the Company's need for additional financing and indicated substantial doubt about the Company's ability to continue as a going concern absent such financing. There can be no assurances that such capital will be available on acceptable terms, if at all, and such terms may be dilutive to existing stockholders. The Company's inability to complete the combination with Cetronic or to otherwise secure the necessary funding would have a material adverse affect on the Company's financial condition and results of operations. The Company's actual working capital needs will depend upon numerous factors, however, including the extent and timing of acceptance of the Company's products in the market, the Company's operating results, the progress of the Company's research and development activities, the cost of increasing the Company's sales and marketing activities and the status of competitive products, the costs of the combination with Cetronic, and the timing and ultimate success at completing the combination, none of which can be predicted with certainty.

--------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

                             PART II. OTHER INFORMATION

Items 1-3. Not applicable.

Item 4. Submission of matters to a vote of Security Holders.

   At the Annual Meeting of Stockholders of the Company, held at the Company's Newark facilities on June 17, 1997 and reconvened on July 1, 1997, the stockholders elected four directors to serve until the next Annual Meeting of Stockholders, approved an amendment to the 1995 Stock Plan to reserve an additional 300,000 shares of Common Stock for issuance thereunder, and ratified the appointment of Ernst & Young LLP as independent public accountants of the Company for the fiscal year ending December 31, 1997.

   Results of the stockholder vote:
--------------------------------------------------------------------------------
|  ITEM                       |      FOR      |    AGAINST      |     WITHHOLD/|
|                             |               |                 |      ABSTAIN |
--------------------------------------------------------------------------------
|  Election of Directors:     |               |                 |              |
|  ----------------------     |               |                 |              |
|  Charlie Bass               |   3,850,313   |                 |       34,640 |
|  Micheal Gifford            |   3,850,313   |                 |       34,640 |
|  Jack Carsten               |   3,850,313   |                 |       34,640 |
|  Gary Kalbach               |   3,850,313   |                 |       34,640 |
|                             |               |                 |              |
|  Amend 1995 Stock Plan      |   2,124,780   |     72,725      |       11,890 |
|  ---------------------      |               |                 |              |
|  Appoint Ernst & Young LLP  |   3,848,363   |     30,000      |        6,590 |
|  -------------------------  |               |                 |              |
--------------------------------------------------------------------------------

Item 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

a. The following exhibits are filed herewith:

EXHIBIT
NUMBER      EXHIBIT TITLE
--------    -------------

10.1 Combination Agreement By and Between Socket Communications, Inc. and Cetronic Aktiebolag [Publ] dated as of June 12, 1997

27.1        Financial Data Schedule (Edgar)

b. Reports on Form 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1997.

                                     SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           SOCKET COMMUNICATIONS, INC.
                                    Registrant




Date:    August 7, 1997                               /s/ David W. Dunlap
         --------------                          -------------------------------
                                                         David W. Dunlap
                                                   Vice President of Finance
                                                    and Administration and
                                                   Chief Financial Officer