Form 10QSB
period 1997-09-30
SOCKET COMMUNICATIONS INC
filed 1997-11-14
CIK 944075

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                     FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended September 30, 1997

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


   Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES X   NO
                                         ---    ---

   Number of shares of Common Stock ($0.001 par value) outstanding as of November 10, 1997 was 6,501,275 shares.

                                       INDEX

                                                                      PAGE NO.
Part I.  Financial information                                        --------

     Condensed Balance Sheets - September 30, 1997 and
          December 31, 1996 .......................................        3

     Condensed Statements of Operations - Three Months and Nine
          Months Ended September 30, 1997 and 1996 ................        4

     Condensed Statements of Cash Flows - Nine Months Ended
          September 30, 1997 and 1996 .............................        5

     Notes to Condensed Financial Statements ......................       6-9

     Management's Discussion and Analysis of Financial Condition
            and Results of Operations .............................      10-20


Part II.  Other information

     Item 2. Changes in Securities and Use of Proceeds ............       21

     Item 6. Exhibits and Reports on Form 8-K .....................       22

     Signatures ...................................................       23

                             SOCKET COMMUNICATIONS, INC.
                               CONDENSED BALANCE SHEETS

                                                                          (Unaudited)
                                                                         September 30,  December 31,
                                                                              1997          1996*
                                                                         ------------- -------------
                                        ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .    $   161,070    $  618,344
   Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . .        813,696       833,259
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .        812,056       738,808
   Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         22,823        20,523
                                                                         ------------- -------------
      Total current assets . . . . . . . . . . . . . . . . . . . . . .      1,809,645     2,210,934

Property and equipment:
   Machinery and office equipment. . . . . . . . . . . . . . . . . . .        554,777       495,199
   Computer equipment. . . . . . . . . . . . . . . . . . . . . . . . .        509,850       452,713
                                                                         ------------- -------------
                                                                            1,064,627       947,912
   Accumulated depreciation. . . . . . . . . . . . . . . . . . . . . .       (741,932)     (535,387)
                                                                         ------------- -------------
                                                                              322,695       412,525
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         70,788        48,235
                                                                         ------------- -------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 2,203,128    $2,671,694
                                                                         ------------- -------------
                                                                         ------------- -------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Bank line of credit . . . . . . . . . . . . . . . . . . . . . . . .   $    421,715    $  322,743
   Convertible subordinated notes. . . . . . . . . . . . . . . . . . .      1,600,000            --
   Accounts payable and accrued expenses . . . . . . . . . . . . . . .      1,922,492     1,295,913
   Accrued payroll and related expenses. . . . . . . . . . . . . . . .        311,411       230,758
   Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . .        199,436       238,776
   Current portion of capital leases and equipment financing notes . .         65,968       109,236
                                                                         ------------- -------------
      Total current liabilities. . . . . . . . . . . . . . . . . . . .      4,521,022     2,197,426

Long-term portion of capital leases and equipment financing notes. . .         52,021       102,735

Stockholders' equity:
   Undesignated preferred stock, $0.001 par value:
      Authorized shares - 3,000,000
      Issued and outstanding shares, Series A: 3,246 at
      September 30, 1997 and 15,500 at December 31, 1996 . . . . . .          375,859     1,793,813

   Common stock, $0.001 par value:
      Authorized shares - 15,000,000
      Issued and outstanding shares - 5,589,765 at September 30,
      1997, and 3,028,976 at December 31, 1996 . . . . . . . . . . .            5,590         3,029
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . .       12,833,090    11,413,920
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .      (15,584,454)  (12,839,229)
                                                                         ------------- -------------
      Total stockholders' equity (deficit) . . . . . . . . . . . . .       (2,369,915)      371,533
                                                                         ------------- -------------
         Total liabilities and stockholders' equity (deficit). . . .     $  2,203,128  $  2,671,694
                                                                         ------------- -------------
                                                                         ------------- -------------


----------------
* Derived from audited financial statements.


                               See acompanying notes.

                             SOCKET COMMUNICATIONS, INC.
                          CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                         Three Months Ended                   Nine Months Ended
                                                            September 30,                        September 30,
                                                  ------------------------------         -----------------------------
                                                      1997              1996                 1997             1996
                                                  ------------       -----------         -----------       -----------
Revenue:
   Product .................................      $  1,242,585       $ 1,117,218         $ 3,427,032       $ 3,242,668
   Royalty and other .......................           107,434            35,397             116,427           172,187
                                                  ------------       -----------         -----------       -----------
      Total revenue ........................         1,350,019         1,152,615           3,543,459         3,414,855

Cost of revenue ............................           681,479           598,805           1,767,186         1,886,854
                                                  ------------       -----------         -----------       -----------

Gross profit ...............................           668,540           553,810           1,776,273         1,528,001


Operating expenses:
   Research and development ................           260,110           259,983             805,002           774,520
   Sales and marketing .....................           651,710           698,010           2,204,744         2,026,103
   General and administrative ..............           495,222           436,225           1,361,026         1,211,410
                                                  ------------       -----------         -----------       -----------
      Total operating expenses .............         1,407,042         1,394,218           4,370,772         4,012,033

                                                  ------------       -----------         -----------       -----------
Operating loss .............................          (738,502)         (840,408)         (2,594,499)       (2,484,032)

Interest income ............................                17             2,644               2,158            26,776
Interest expense ...........................           (45,333)          (15,173)           (108,791)          (35,842)
                                                  ------------       -----------         -----------       -----------

Net loss ...................................      $   (783,818)      $  (852,937)        $(2,701,131)      $(2,493,098)
Preferred stock dividend ...................            (5,156)      -----------             (44,094)      -----------
                                                  ------------       -----------         -----------       -----------

Net loss applicable to common
stockholders ...............................      $   (788,974)                          $(2,745,225)
                                                  ------------                           -----------
                                                  ------------                           -----------
Net loss per share applicable to
common stockholders ........................      $      (0.14)                          $     (0.57)
                                                  ------------                           -----------
                                                  ------------                           -----------

Net loss per share .........................                         $     (0.28)                          $     (0.83)
                                                                     -----------                           -----------
                                                                     -----------                           -----------

      Weighted average shares outstanding ..         5,541,844         3,021,168           4,783,992         3,008,530
                                                  ------------       -----------         -----------       -----------
                                                  ------------       -----------         -----------       -----------


                              See accompanying notes.

                             SOCKET COMMUNICATIONS, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                         Nine Months Ended September 30,
                                                                            1997                1996
                                                                      ----------------     ---------------
OPERATING ACTIVITIES
  Net loss .......................................................     $   (2,701,131)     $   (2,493,098)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization ..............................            206,545             170,351

      Changes in operating assets and liabilities:
        Accounts receivable ......................................             19,563             180,328
        Inventories ..............................................            (73,248)           (210,982)
        Prepaid expenses .........................................             (2,300)            (16,411)
        Other assets .............................................            (22,553)             18,038
        Accounts payable and accrued expenses ....................            612,803             279,133
        Accrued payroll and related expenses .....................             80,653             (65,567)
        Deferred revenue .........................................            (39,340)             19,285
                                                                       --------------      --------------
          Net cash used in operating activities ..................         (1,919,008)         (2,118,923)

INVESTING ACTIVITIES
  Purchase of equipment ..........................................           (116,715)           (152,077)
                                                                       --------------      --------------
          Net cash used in investing activities ..................           (116,715)           (152,077)

FINANCING ACTIVITIES
  Payments on capital leases and equipment financing notes .......            (93,982)            (88,708)
  Proceeds from equipment financing ..............................               --                85,861
  Proceeds from issuance of convertible notes ....................          1,600,000               --
  Preferred stock dividends paid .................................            (30,318)              --
  Stock options and warrants exercised ...........................              3,777              18,227
  Proceeds from borrowing under bank line of credit ..............             98,972             231,004
                                                                       --------------      --------------
          Net cash provided by financing activities ..............          1,578,449             246,384
                                                                       --------------      --------------

Net (decrease) in cash and cash equivalents ......................           (457,274)         (2,024,616)

Cash and cash equivalents at beginning of period  ................            618,344           2,406,655
                                                                       --------------      --------------
Cash and cash equivalents at end of period  ......................     $      161,070      $      382,039
                                                                       --------------      --------------
                                                                       --------------      --------------

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest .........................................     $       13,771      $       35,842
  Dividends accrued but unpaid ...................................     $       13,776               --


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

    The financial statements have been prepared on a going concern basis. The Report of Independent Auditors on the Company's financial statements for the year ended December 31, 1996 included in Form 10-KSB contained an explanatory paragraph which indicated substantial doubt about the Company's ability to continue as a going concern because of the Company's recurring operating losses and the need for additional financing. At September 30, 1997, the Company has an accumulated deficit of $15,584,454. The Company will require additional financing during 1997 and ultimately will need to achieve profitable operations. The Company believes that sufficient outside financing sources will be available, however, there can be no assurance that the Company will be able to obtain such financing on commercially reasonable terms, if at all, and such terms are likely to be dilutive to existing stockholders. If the Company is unable to obtain the necessary funds, other more substantial restructuring options may be necessary which may have adverse effects on the Company's operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

    Operating results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 - CASH EQUIVALENTS

    Cash equivalents consist mainly of money market funds which are highly liquid financial instruments that are readily convertible to cash. The Company has not incurred losses related to these instruments. As of September 30, 1997 and December 31, 1996, the Company had no material investments in debt or equity securities.

NOTE 3 - INVENTORIES

    Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

                                              September 30,   December 31,
                                                   1997            1996
                                             -------------------------------
Raw materials and sub-assemblies .........   $     790,955  $      712,106
Finished goods ...........................          21,101          26,702
                                             -------------------------------
                                             $     812,056  $      738,808
                                             -------------------------------
                                             -------------------------------

NOTE 4 - INCOME TAXES

    Due to the Company's loss position, there was no provision for income taxes for the three months and nine months ended September 30, 1997 and 1996.

NOTE 5 - NET LOSS PER SHARE AND NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

    Net loss per share is calculated using the weighted average number of common shares outstanding during the period. Common equivalent shares are excluded from the calculation as the effect is antidilutive.

    The Company is required to pay dividends on outstanding shares of its Series A Convertible Preferred Stock. Dividends of $5,156 and $44,094 for the quarter and nine months ended September 30, 1997 were added to the net loss for the periods to determine the net loss per share applicable to common stockholders. The net loss for the quarter and nine month periods ended September 30, 1997 (excluding the effect of the dividends) was $(0.14) per share and $(0.56) per share, respectively.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change in loss per share for the quarters and nine month periods ended September 30, 1997 and 1996.

NOTE 6 - BANK FINANCING ARRANGEMENTS

    The Company entered into a credit agreement (the Agreement) with a bank, which commenced in July 1995 and expires on December 15, 1997. The Agreement is secured by the Company's current and future assets. The credit facility under the Agreement allows the Company to borrow up to $500,000 based on the level of qualified receivables. The Agreement contains covenants that require the Company to maintain certain financial ratios. The Company was not in compliance with the covenants at September 30, 1997 and December 31, 1996 and has obtained a temporary waiver through the expiration date. As of September 30, 1997 there were $421,715 outstanding in borrowings under the Agreement.

    In October 1997, the Company entered into an international credit agreement (the International Agreement) with a commercial lending institution which expires on August 15, 1998. The International Agreement is secured by the Company's international receivables and by the Company's current and future assets. The credit facility under the International Agreement allows the Company to borrow up to $500,000 based on the level of qualified international receivables.

NOTE 7 - SERIES A CONVERTIBLE PREFERRED STOCK

    On November 1, 1996, the Company sold 15,500 shares of its Series A Convertible Preferred Stock ("Series A Stock") at $100 per share. The holders of the Series A Stock are entitled to receive dividends at an annual rate of 6%. Each share of Series A Stock was convertible at any time from January 2, 1997 through November 1, 1997 (at which time conversion was mandatory) at the option of the holder into that number of shares of the Company's Common Stock equal to 100 divided by the lower of (a) 65% of the average bid price of the Company's common stock as reported on the OTC bulletin board for the five business days prior to the date of conversion
notice, or b) $2 5/8.   During the nine month period ended September 30,
1997, holders of Series A Stock converted 12,254 shares of Series A Stock into 2,555,139 common shares. As of November 1, 1997, all 15,500 shares had converted into 3,466,649 common shares.

NOTE 8 - CONVERTIBLE SUBORDINATED NOTES

    On January 29, 1997, the Company received a $500,000 loan from Cetronic AB pursuant to a subordinated secured convertible promissory note (the "Cetronic Note") issued by the Company to Cetronic. The interest rate on the Cetronic Note is 8% and the term prior to its amendment was six months, with the principal and accrued interest thereon convertible into the Company's Common Stock at $1.00 per share at any time during the term at the option of Cetronic. The Company may also prepay the Cetronic Note in whole or in part at any time upon prior written notice to Cetronic. The Cetronic Note is secured by certain marketing and manufacturing rights for the FLEX (a high speed paging protocol) and ERMES/POCSAG (a worldwide standard for transmitting alphanumeric messages to paging receivers) products being developed jointly by Socket and Cetronic. Pursuant to signing a Combination Agreement with Cetronic AB (see Note 9), the due date of this note was extended to December 12, 1997.

    On February 14, 1997, the Company received an aggregate of $500,000 in loans from certain Cetronic shareholders (the "Cetronic Shareholders") pursuant to subordinated convertible promissory notes issued by the Company to the Cetronic Shareholders. The terms of each note are identical to the terms of the Cetronic Note except that these notes are unsecured. Effective as of their initial due date of August 14, 1997, the notes were amended to extend their due date to August 14, 1998 and to reduce their conversion price from $1.00 per share to $0.50 per share.

    On June 12, 1997, pursuant to the Combination Agreement, the Company received an additional $500,000 pursuant to unsecured subordinated convertible promissory notes issued by the Company to Cetronic and an additional $100,000 pursuant to unsecured subordinated convertible promissory notes issued by the Company to the Company's directors or entities affiliated with such directors with a due date of December 12, 1997. The terms of each note are identical to the terms of the Cetronic Note except that these notes are unsecured. On November 7, 1997, the notes to the Company's directors or affiliated entities were further amended to extend their due date to December 12, 1998 and to reduce their conversion price from $1.00 per share to $0.53 per share.

    On November 7, 1997, the Company received an additional $150,000 pursuant to unsecured subordinated convertible promissory notes issued by the Company to certain Cetronic shareholders. The terms of each note are identical to the terms of the notes issued on February 14, 1997 to certain Cetronic shareholders as amended. Also on November 7, 1997, the Company received an additional $100,000 from a director of the Company. The terms of this note are identical to the director notes issued on June 12, 1997 as amended.

NOTE 9 - AGREEMENT TO COMBINE WITH CETRONIC AB

    On June 12, 1997, the Company and Cetronic AB signed a definitive Combination Agreement. Under the terms of the Combination Agreement, the Company will issue up to $11.7 million in Socket common stock in an exchange offer for all the common shares of Cetronic AB. The number of shares in the exchange offer will be determined by dividing $11.7 million by 80 percent of the average market price of the Company's common stock over a 20 day period prior to the expiration of the exchange offer, with a minimum of 5.2 million and a maximum of 15.6 million common shares to be issued to Cetronic shareholders in the combination. The purchase price in U.S. dollars will be adjusted for currency fluctuations between the U.S. Dollar and the Swedish Krona. The combination is subject to shareholder approval of both companies and satisfaction of conditions to closing. The transaction will be accounted for using the purchase method of accounting. The Combination Agreement, if not extended, expires on December 12, 1997.

NOTE 10 - STOCK OPTION/STOCK ISSUANCE PLAN

    At the Annual Meeting of Stockholders of the Company, held on June 17, 1997 and reconvened on July 1, 1997, the stockholders approved an amendment to the 1995 Stock Plan to reserve an additional 300,000 shares of Common Stock for issuance under the Plan.

                             SOCKET COMMUNICATIONS, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION CONTAINS FORWARD-LOOKING STATEMENTS (IDENTIFIED WITH AN ASTERISK "*") THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FOR A MORE COMPLETE DISCUSSION OF THE FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE, SEE "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND STOCK PRICE" BEGINNING ON PAGE 14.

OVERVIEW

    The Company's family of serial PC card products and Ethernet card products for PC Card mobile computers are its principal sources of revenues. Beginning in December 1996, the Company expanded its serial and Ethernet card lines into a family of PC card products including, in December 1996, a ruggedized serial card, a dual serial card and a serial/Ethernet combination card, and in October 1997, a barcode scanner PC card and a low power Ethernet card for Windows CE handheld computers. The Company also sells a PageCard PC Card wireless messaging system introduced in January 1995 and also sold in the first half of 1996 a GPS card, which was subsequently discontinued. In addition, the Company earns royalties from sale of certain of the Company's products by the third party manufacturers of those products, and service royalties on its Socket Wireless Messaging Services ("SWiMS") and on paging revenues of certain third party paging carriers.

    The Company was incorporated in March 1992 and has incurred significant operating losses in every fiscal period since inception, and the Company expects to incur substantial quarterly operating losses at least through the end of fiscal 1997 and probably longer. As of September 30, 1997, the Company had a net capital deficiency of $2,369,915 and a working capital deficit of $2,711,377. Accordingly, it is likely that the Company will require additional funding in 1998 to meet its working capital needs. The inability to obtain such funding could require the Company to significantly reduce or suspend operations, sell additional securities on terms that are highly dilutive to investors or otherwise have a material adverse effect on its financial condition or operating results. See "Factors That May Affect Future Operating Results and Stock Price."

    On June 12, 1997, the Company and Cetronic AB signed a definitive Combination Agreement. Under the terms of the Combination Agreement, the Company will issue up to $11.7 million in Socket common stock in an exchange offer for all the common shares of Cetronic AB. The number of shares in the exchange offer will be determined by dividing $11.7 million by 80 percent of the average market price of the Company's common stock over a 20 day period prior to the expiration of the exchange offer, with a minimum of 5.2 million and a maximum of 15.6 million common shares to be issued to Cetronic shareholders in the combination. The purchase price in U.S. dollars will be adjusted for currency fluctuations between the U.S. Dollar and the Swedish Krona. The combination is subject to shareholder approval of both companies and satisfaction of conditions to closing. The transaction will be accounted for using the purchase method of accounting. The Combination Agreement, if not extended, expires on December 12, 1997. The Combination Agreement is not expected to close by its expiration date. There can be no assurance that the Combination Agreement will be extended at that time, or, if extended, that the Combination will ultimately be consummated. Failure of the Company to consummate the transaction would have a material adverse effect on the Company's financial condition, results of operations and the liquidity of the Company's stock price.

                             SOCKET COMMUNICATIONS, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUE

    Revenue for the quarter and nine months ended September 30, 1997 of $1,350,019 and $3,543,459 increased 17% and 4%, respectively, in comparison to the corresponding periods a year ago. The increase in product revenue for the quarter ended September 30, 1997 over the same quarter in 1996 resulted primarily from volume increases in sales of the Company's Ethernet PC cards, due in part to a large order from a major customer. Other revenue for the quarter included $100,000 in sales of prototype wireless receiver products. The increase of 4% for the nine months ended September 30, 1997 resulted from higher volumes of Serial PC Card and Ethernet PC Card sales for the nine month period in comparison to the same period one year ago, partially offset by lower sales of these products in the first quarter of 1997 compared to the first quarter of 1996. Sales of PageCards, and of GPS cards in the first half of 1996, were less than 10% of total revenue for the periods presented.

PRODUCT GROSS PROFIT

    Product gross profit, excluding royalty and other revenue, is equal to product revenue less the cost of revenue, because the costs of royalty and other revenue generally are negligible. The Company's product gross profit for the third quarter of 1997 was 45% of product revenue compared to 46% for the same quarter a year ago. Product gross profit for the third quarter of 1997 compared to the third quarter one year ago reflected higher margins for new serial PC card products introduced at the end of 1996 and manufacturing cost reductions, offset by a higher percentage mix of the lower margin Ethernet PC card revenue. The Company's product gross profit for the nine month period in 1997 was 48% of product revenue compared to 42% for the same period a year ago. The increase was primarily due to higher gross margins on new serial PC card products and manufacturing cost reductions for serial PC cards.

RESEARCH AND DEVELOPMENT

    Research and development expenses for the quarter and nine months ended September 30, 1997 were $260,110 and $805,002, respectively, relatively equal to the corresponding periods a year ago, reflecting similar levels of development activity in both years. The Company has not capitalized any software development costs. The Company expects to maintain its level of research and development in the fourth quarter of 1997.*


----------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in Form 10-KSB for the year ended December 31, 1996.

                             SOCKET COMMUNICATIONS, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SALES AND MARKETING

    Sales and marketing expenses for the quarter and nine months ended September 30, 1997 were $651,710 and $2,204,744, respectively, a 7% decrease and a 9% increase over the corresponding periods a year ago. The decrease for the third quarter compared to the previous year resulted from reduced advertising and personnel costs. The increase for the nine month period over the same period in 1996 resulted from higher advertising costs in the first half of 1997 relating to new product introductions and from the cost of completing certain marketing studies, partially offset by lower costs in the third quarter of 1997. The Company expects to further reduce its sales and marketing expense in the fourth quarter of 1997 resulting from a reorganization of its sales and marketing activities along wired and wireless product lines and a related reduction in total sales and marketing personnel in the third quarter of 1997.*

GENERAL AND ADMINISTRATIVE

    General and administrative expenses for the quarter and nine months ended September 30, 1997 were $495,222 and $1,361,026, respectively, a 14% and 12%
increase over the corresponding periods a year ago. The increases primarily reflected professional fees associated with the financing and merger activities of the Company during 1997 and one-time severance costs for the Company's CEO whose services terminated in April 1997, partially offset by lower occupancy costs in 1997 from a move to smaller facilities in the fourth quarter of 1996.

INTEREST INCOME AND EXPENSE

    Interest income primarily reflects interest on cash balances. Interest expense for the quarter and nine months ended September 30, 1997 was $45,333 and $108,791, respectively, and related to interest on equipment lease financing obligations and interest on convertible subordinated debt issued in 1997. Interest expense for the quarter and nine months ended September 30, 1996 was $15,173 and $35,842, respectively, and related primarily to interest on equipment lease financing obligations.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used for operating activities in the nine months ended September 30, 1997 was $1,919,008, resulting primarily from the net loss, an increase in inventories and decreases in deferred revenues, partially offset by decreases in accounts receivable and by increases in accounts payable and accrued expenses and accrued payroll and related expenses. Net cash used for operating activities in the nine months ended September 30, 1996 was $2,118,923, resulting primarily from the net loss, an increase in inventories and accrued payroll and related expenses, partially offset by increases in accounts payable and accrued expenses and by decreases in accounts receivable.


-----------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in Form 10-KSB for the year ended December 31, 1996.

                             SOCKET COMMUNICATIONS, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Net cash provided by financing activities in the nine months ended September 30, 1997 of $1,578,449 resulted from proceeds from the issuance of subordinated convertible notes of $1,600,000 and an increase in borrowings under the bank line of credit, partially offset by payments of capital leases and equipment financing notes and payment of dividends to Series A preferred stockholders. Net cash provided by financing activities in the nine months ended September 30, 1996 of $246,384 primarily reflected borrowings under a revolving credit line with a bank and equipment financing notes, partially offset by payments of capital leases and equipment financing notes.

    FUTURE CAPITAL NEEDS; INDEPENDENT AUDITORS' REPORT CONTAINED EXPLANATORY PARAGRAPH REGARDING GOING CONCERN. As of September 30, 1997, the Company had cash and cash equivalents of $161,070. The Company believes its existing capital resources and revenue from operations will be insufficient to satisfy its working capital requirements through the end of 1997. The Company will need to raise additional capital to fund operations during the balance of 1997 and beyond, which the Company intends to seek through the issuance of additional convertible subordinated notes as provided for in the Combination Agreement with Cetronic (see Note 9 of Notes to Condensed Financial Statements), through increased borrowings on the Company's bank line as the levels of receivables permit, and through development funding from development partners.* Further, upon completion of the combination with Cetronic, Cetronic's cash balances would become available to the Company. Cetronic raised $3.8 million in equity financing in June 1997, of which a portion has been subsequently used for Cetronic operations and $500,000 has been used for funding additional convertible subordinated notes to the Company (see Note 8 to Condensed Financial Statements). The Report of Independent Auditors on the Company's financial statements for the year ended December 31, 1996 included in Form 10-KSB contains an explanatory paragraph regarding the Company's need for additional financing and indicated substantial doubt about the Company's ability to continue as a going concern absent such financing. There can be no assurances that such capital will be available on acceptable terms, if at all, and such terms may be dilutive to existing stockholders. The Company's inability to complete the combination with Cetronic or to otherwise secure the necessary funding would have a material adverse affect on the Company's financial condition and results of operations. The Company's actual working capital needs will depend upon numerous factors, however, including the extent and timing of acceptance of the Company's products in the market, the Company's operating results, the progress of the Company's research and development activities, the cost of increasing the Company's sales and marketing activities and the status of competitive products, the costs of the combination with Cetronic, and the timing and ultimate success at completing the combination, none of which can be predicted with certainty.

---------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in Form 10-KSB for the year ended December 31, 1996.

                             SOCKET COMMUNICATIONS, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND STOCK PRICE

    FUTURE CAPITAL NEEDS; INDEPENDENT AUDITORS' REPORT CONTAINED EXPLANATORY PARAGRAPH REGARDING GOING CONCERN. See "Liquidity and Capital Resources", same title, in the preceding paragraph.

    ILLIQUIDITY OF TRADING MARKET; POSSIBLE DELISTING OF SECURITIES FROM THE PACIFIC EXCHANGE; RISK OF PENNY STOCK STATUS. From the effective date of Socket's initial public offering (June 6, 1995) through November 26, 1996, Socket's Common Stock was listed on the Nasdaq SmallCap Market. However, the Common Stock was de-listed from such market effective November 27, 1996 and since then has traded on the OTC Bulletin Board. The Nasdaq SmallCap Market has recently adopted new, more stringent listing criteria. In order for the Company to become listed in the Nasdaq SmallCap Market under the new listing criteria, it must (i) either have net tangible assets of $4 million, a market capitalization of $50 million or net income in two of the past three years of $750,000; (ii) 1 million shares of public float; (iii) a market capitalization of public float of $5 million; (iv) a bid price of $4.00 per share; (v) three market makers; and (vi) 300 stockholders. The Company currently does not meet these requirements, and there can be no assurance that the Company will meet these requirements in any future period. Socket's Common Stock is also quoted on the Pacific Exchange. However, because Socket's stockholders' equity as of December 31, 1996 was below the exchange's minimum capital requirements, the appropriateness of Socket's continued listing thereon is currently being reviewed by the Pacific Exchange's equity listing committee. In June 1997, the Pacific Exchange advised Socket that it would next review Socket's continued qualification for listing in December 1997. The Company currently falls below the Pacific Exchange's minimum capital requirements and minimum share price. Accordingly, there can be no assurance that such committee will not decide to initiate delisting proceedings against Socket. If Socket's Common Stock remains delisted from the Nasdaq SmallCap Market and becomes delisted from the Pacific Exchange, the Company will become subject to the Commission's "penny stock" rules and therefore an investor will find it more difficult to dispose of, or to obtain accurate quotations as to the price of, Socket's securities.

    In the event that the Company's Common Stock is delisted from the Pacific Exchange, its Common Stock will be subject to the so-called "penny stock" rules under the Securities Exchange Act of 1934, as amended, which impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. For transactions covered by the penny stock rules, a broker-dealer must make special suitability determinations for purchasers and must have received the purchasers' written consent to the transactions prior to sale. In addition, for any transaction involving a penny stock, unless exempt, the rules require delivery prior to any transaction in a penny stock of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.
Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, Socket's delisting from the Pacific Exchange and its becoming subject to the rules on penny stocks would affect the ability or willingness of broker-dealers to sell and/or make a market in Socket's securities and therefore would severely adversely affect the market liquidity for the Company's securities.

                             SOCKET COMMUNICATIONS, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    RISKS ASSOCIATED WITH COMBINATION WITH CETRONIC AB. On June 12, 1997, the Company and Cetronic AB signed a definitive Combination Agreement. Under the terms of the Combination Agreement, the Company will issue up to $11.7 million in Socket common stock in an exchange offer for all the common shares of Cetronic AB. The number of shares in the exchange offer will be determined by dividing $11.7 million by 80 percent of the average market price of the Company's common stock over a 20 day period prior to the expiration of the exchange offer, with a minimum of 5.2 million and a maximum of 15.6 million common shares to be issued to Cetronic shareholders in the combination. The purchase price in U.S. dollars will be adjusted for currency fluctuations between the U.S. Dollar and the Swedish krona. The combination is subject to shareholder approval of both companies and satisfaction of conditions to closing. The Combination Agreement, if not extended, expires on December 12, 1997. If the Combination is consummated, the combined company will be subject to a number of risks, including but not limited to (i) risks relating to the integration of the operations of Socket and Cetronic, including the risks of managing geographically dispersed offices; (ii) risks associated with a variable exchange ratio that is subject to fluctuations in Socket's stock price and the U.S. dollar/Swedish krona exchange rate; (iii) the incurrence by the combined company of significant non-recurring charges in connection with the transaction; (iv) the dilutive effect of the issuance of additional shares of Common Stock in the Combination and the depressant effect on the stock price that the issuance of such shares may have; and (v) the risks associated with the material interests that certain affiliates of the Company have in the combination that are different from or in addition to the interests of stockholders generally. Moreover, if the Combination is consummated, the business of the combined company will be subject to the same risks that currently face Socket on a stand alone basis, as well as risks associated with increased international operations, managing more geographically dispersed operations, increased exposure to currency fluctuations, and the influence that Cetronic and its stockholders would have over the affairs of the combined company. Accordingly, there can be no assurance that the completion of the Combination would not have a material adverse effect on the Company's business, operating results or financial condition or on the price of the Company's stock.

    POTENTIAL EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE ON MARKET PRICE OF THE COMMON STOCK. As of September 30, 1997, there were 812,771 shares of Common Stock issuable upon the exercise of options under Socket's 1995 and 1993 Stock Plans, as amended, and 757,590 shares of Socket Common Stock issuable upon exercise of warrants. On November 1, 1997, all outstanding shares of the Company's Series A Preferred Stock outstanding converted into an aggregate of 3,466,649 shares of Common Stock, resulting in an adjustment to the outstanding warrants so that after giving effect to such conversion, such warrants are exercisable for 1,459,386 shares of the Company's Common Stock. In addition, an aggregate of 377,358 shares of Common Stock may be issued upon conversion of convertible promissory notes in the aggregate amount of $200,000 held by certain directors of Socket or affiliated entities, an aggregate of 1,300,000 shares of Common Stock may be issued upon conversion of convertible promissory notes in the aggregate amount of $650,000 held by certain stockholders of Cetronic, and an aggregate amount of 1,000,000 shares of Common Stock may be issued upon conversion of convertible promissory notes in the aggregate amount of $1,000,000 plus accrued interest held by Cetronic. All of the common shares, to the extent that they are eligible or appear to be eligible for sale in the public market, could have a materially adverse effect on the market price of the Socket Common Stock and therefore make it more difficult for Socket to sell equity securities or equity-related securities in the future at a time and price that Socket deems appropriate.

                             SOCKET COMMUNICATIONS, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    HISTORY OF OPERATING LOSSES; NO ASSURANCE OF PROFITABILITY. Socket was incorporated in March 1992 and has incurred significant operating losses in every fiscal period since inception. Socket expects to incur substantial quarterly operating losses at least through the end of fiscal 1997 and probably longer. In order to become profitable, Socket must obtain continued increases in the market acceptance of Socket's serial and Ethernet cards, develop successful new products for new and existing markets, obtain market acceptance of the PageCard receiver and enhanced PageSoft software products requiring, in part, the development of third party applications using the Company's wireless messaging capabilities, increase gross margins through higher sales volumes and contract manufacturing efficiencies, expand its distribution capability and manage its operating expenses. There can be no assurance that Socket will meet any of these objectives or ever achieve profitability.


    EMERGING MARKET FOR WIRELESS DATA COMMUNICATION PRODUCTS

    The market for wireless data communications products has been slow to emerge, and there can be no assurance that it will develop sufficiently to enable the Company to achieve broad commercial acceptance of its products. Because this market is relatively new and has developed slowly, and because current and future competitors are likely to introduce a variety of competing wireless data communications solutions, it is difficult to predict the rate at which this market will grow, if at all. If the wireless data communications market fails to grow, or grows more slowly than anticipated, the Company's business, operating results and financial condition will be materially adversely affected. Although the Company intends to conform its products to meet emerging standards in the wireless data communications market, there can be no assurance that industry standards will emerge or, if they become established, that the Company will be able to conform to these new standards in a timely fashion. Even if the market for wireless data communications products does develop, there can be no assurance that the Company's products will achieve commercial success within such market. Furthermore, the Company believes that its products enable third parties to develop and deliver wireless data solutions for the specific needs of business in a number of vertical market segments such as field sales, field service, finance, real estate, health care, and transportation on either a point to point or a group broadcasting basis. The Company's software developers kit enables third parties to address such needs by page-enabling existing applications to allow the transfer of data from an application through the paging network to the PageCard receiver where it can be downloaded into a mobile computer. The Company's software developer's kit is designed to provide program interfaces for software developers to page-enable their applications and to work with major Microsoft operating systems. The Company is also developing a mobile information server that will extract information from a web page, prepare the information for transmission over the paging networks, and send the data to designated subscribers. The server is expected to simplify the sending of data over the paging networks by allowing data to be prepared for transmission by the server from a web page instead of within the application program. Although a limited number of page-enabled applications are now available, there can be no assurance that any additional such applications will become available. Further, there can be no assurance that such page-enabled applications will be developed, or if developed, gain widespread commercial acceptance or that adoption of such applications will drive increased purchases of PageCard receivers. Finally, due to the unique nature of the PageCard receiver and PageCard WMS, which combine certain technologies and features of paging and mobile computing, the Company believes it will be required to incur significant expenses for sales and

                             SOCKET COMMUNICATIONS, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


marketing, including advertising, to educate potential customers.* Broad commercialization of the Company's products will require the Company to overcome significant technological and market development hurdles, many of which may not be currently foreseen.

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

      The markets for mobile computers and their peripherals and for wireless data communications are extremely competitive and characterized by rapidly advancing technology, frequent changes in user preferences and frequent product introductions. The future success of the Company will depend in large part on its ability, and that of its strategic partners, to keep pace with advances in software and hardware technologies for mobile computing and wireless data communications. There can be no assurance that the Company will be able to respond effectively to these technological changes or to new product introductions by others. For example, the Company's PageCard receiver is designed to operate on the worldwide POCSAG protocol, and operates on the frequencies approved by the Federal Communications Commission ("FCC") for paging and messaging technologies in the United States and Canada in the 930 MHz frequency range. For the European market, the PageCard receiver operates on the Euromessage frequency of 466 MHz. New competitive wireless technologies, such as FLEX in the United States and ERMES in Europe, being developed by various market participants are not compatible with the POCSAG protocol and may operate at different frequencies. If these new technologies succeed, paging carriers may cease to support POCSAG. The Company is jointly


------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in Form 10-KSB for the year ended December 31, 1996.

                             SOCKET COMMUNICATIONS, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


developing with Cetronic AB a FLEX and ERMES version of the PageCard, however, there is no assurance that the Company will be able to successfully complete future products based upon these new technologies.

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

    RISK OF QUARTERLY FLUCTUATIONS OF OPERATING RESULTS; ABSENCE OF SIGNIFICANT ORDER BACKLOG

    The Company believes that its operating results will be subject to substantial quarterly fluctuations due to several factors, some of which are outside the control of the Company, including fluctuating market demand for the Company's products, the timing of significant orders from distributors and OEM customers, delays in the introduction of enhancements to existing and new products, market acceptance of existing and new products, competitive product introductions and declines in the average selling price of the Company's products, the mix of products sold, changes in the Company's distribution network, changes in customer product requirements, changes in the regulatory environment, the cost and availability of components, the level of royalties from and to third parties and general economic conditions.
 The Company generally does not operate with a significant order backlog, and a substantial portion of the Company's revenue in any quarter is derived from orders booked in that quarter. Accordingly, the Company's sales expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. The Company is making significant investments in sales and marketing and in research and development, and if orders and sales do not meet expectations, the Company's operating results could be materially adversely affected.

    DEPENDENCE ON THIRD PARTY STRATEGIC ALLIANCES AND BUSINESS RELATIONSHIPS

    The Company's strategy is to establish strategic alliances and business relationships with leading participants in various segments of the communications and mobile computer markets.* The Company believes these alliances enable it to take advantage of the superior financial resources, technological capabilities, proprietary positions and market presences of these companies in establishing and maintaining Socket's own position in the wireless data communications industry. In accordance with this strategy, the Company has entered into alliances or relationships with GTE, Casio, Hitachi, NEC, Apple, Cetronic, Bell Mobility, PageNet, The National Dispatch Center, Microsoft Corporation, Lucent Technologies, Welch Allyn and Mitsubishi Corporation.


---------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in Form 10-KSB for the year ended December 31, 1996.

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

    DEPENDENCE ON KEY EMPLOYEES; NEED TO RECRUIT NEW CHIEF EXECUTIVE OFFICER

    The Company's future success will depend in significant part upon the continued service of certain key technical and senior management personnel, and the Company's continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel.* Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing key managerial, technical or sales and marketing personnel or that it can attract, assimilate and retain such employees in the future. The loss of key personnel or the inability to hire, assimilate or retain qualified personnel in the future could have a material adverse effect upon the Company's results of operations. The Company is currently operating without a full time CEO to replace the previous CEO who resigned in April 1997. The failure of the Company to hire and retain a new CEO could have a material adverse impact on the Company's results of operations.

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


--------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in Form 10-KSB for the year ended December 31, 1996.

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

    EXPORT SALES

    Export sales (sales to customers outside the United States) accounted for approximately 40% of the Company's revenue in 1996 and export sales continue to account in 1997 for a significant portion of revenue. Accordingly, the Company's operating results are subject to the risks inherent in export sales, including unexpected changes in regulatory requirements, exchange rates, tariffs or other barriers and difficulties in managing foreign sales operations.


------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in Form 10-KSB for the year ended December 31, 1996.

                            PART II.  OTHER INFORMATION


Item 1. Not applicable.

Item 2. Unregistered Securities sold by the Registrant.

Registrant has privately placed during 1997 $1,850,000 in 8% convertible subordinated notes. Principle and interest convert at the option of the holder into unregistered common stock of the Registrant. These notes are described in more detail in Note 8 to Notes to Condensed Financial Statements. The notes have been issued to Cetronic AB (see Note 9 to Condensed Financial Statements), certain Cetronic shareholders and to certain directors of the Registrant as described in more detail in this section. The notes contain registration rights which may be exercised by the largest holders following conversion. No underwriter or agent was used. Notes to Cetronic shareholders were issued in reliance on Regulation S of the Securities Act of 1933, as amended (see Item 6 below). Proceeds have been used to meet the working capital requirements of the Company.

------------------------------------------------------------------------------------------------------------------------------
                                                                                        Conversion
  Issue Date            Due Date                   Holder                                  Price                 Note Amount
  ----------            --------                   ------                                  -----                 -----------
------------------------------------------------------------------------------------------------------------------------------
 Jan 29, 1997         Dec 12, 1997           Cetronic AB                              $1.00 per share              $500,000
 as amended
 Jun 12, 1997
------------------------------------------------------------------------------------------------------------------------------
 Feb 14, 1997         Aug 14, 1998           Cetronic shareholders:                   $0.50 per share
 as amended                                  Telenor Venture AS                                                      300,000
 Aug 14, 1997                                ForetagsByggarna BV                                                     140,000
                                             8 Others ($2,000 to $20,000)                                             60,000
------------------------------------------------------------------------------------------------------------------------------
 Jun 12, 1997         Dec 12, 1997           Cetronic AB                              $1.00 per share                500,000
------------------------------------------------------------------------------------------------------------------------------
 Jun 12, 1997         Dec 12, 1998           Cetronic Directors:                      $0.53 per share
 as amended                                  Bass Trust (Affiliate of
 Nov 7, 1997                                     Charlie Bass)                                                        60,000
                                             Jack Carsten                                                             30,000
                                             El Dorado entities (affiliate of
                                                 Gary Kalbach)                                                        10,000
------------------------------------------------------------------------------------------------------------------------------
 Nov 7, 1997          Nov 7, 1998            Cetronic shareholders:                   $0.50 per share
                                             ForetagsByggarna                                                         75,000
                                             5 others ($5,000 to $50,000)                                             75,000
------------------------------------------------------------------------------------------------------------------------------
 Nov 7, 1997          Dec 12, 1998           Bass Trust (Affiliate of
                                                 Charlie Bass)                        $0.53 per share                100,000
------------------------------------------------------------------------------------------------------------------------------

Item 3 - 5.  Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

a. The following exhibits are filed herewith:

EXHIBIT
NUMBER    EXHIBIT TITLE
------    -------------
10.1 Form of Employment Agreement dated October 15, 1997 with: Micheal Gifford, Executive Vice President Business Development and General Manager, Wireless Products Division; Kevin Mills, Vice President of Engineering and Operations and General Manager, Wired Products Division,; and David Dunlap, Vice President Finance and Administration, Chief Financial Officer and Corporate Secretary.
10.2      Form of Amended and Restated Convertible Subordinated Note
27.1      Financial Data Schedule (Edgar)


b. Reports on Form 8-K

On October 3, 1997, the Registrant filed a report on Form 8-K with respect to the amendment and restatement of convertible promissory notes and the issuance of investment options pursuant to the Securities Act of 1993, as amended.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SOCKET COMMUNICATIONS, INC.
                            ---------------------------
                                    Registrant






Date:     November 14, 1997                    /s/ David W. Dunlap
                                         ---------------------------------
                                                   David W. Dunlap
                                             Vice President of Finance
                                               and Administration and
                                               Chief Financial Officer