Form 10KSB
period 1997-12-31
SOCKET COMMUNICATIONS INC
filed 1998-03-30
CIK 944075

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
     COMMISSION FILE NUMBER 1-13810
                             ---------------------

                          SOCKET COMMUNICATIONS, INC.

                 (Name of small business issuer in its charter)

         DELAWARE                 94-3155066
      (State or other            (IRS Employer
      jurisdiction of         Identification No.)
     incorporation or
       organization)

                              37400 CENTRAL COURT,
                                NEWARK, CA 94560

          (Address of principal executive offices including zip code)

                                 (510) 744-2700
              (Registrant's telephone number, including area code)
                            ------------------------

    Securities registered under Section 12(b) of the Exchange Act:

                          NAME OF EACH EXCHANGE ON WHICH
TITLE OF EACH CLASS                 REGISTERED
--------------------  ---------------------------------------
    Common Stock      OTC (Bulletin Board) and Pacific Stock
 ($0.001 par value)   Exchange

    Securities registered under Section 12(g) of the Exchange Act: none

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes
_X_ No ____

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

    Revenue for the fiscal year ended December 31, 1997: $4,779,200

    Aggregate market value of Common Stock ($0.001 par value) held by non-affiliates on March 25, 1998 based on closing price on such date:
$6,000,000. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

    Number of shares of Common Stock ($0.001 par value) outstanding as of March 25, 1998 is 6,501,275 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                           DOCUMENT                              PART OF FORM 10-KSB
---------------------------------------------------------------  -------------------
Proxy Statement for the Annual Meeting of Stockholders for            Part III
fiscal year ended December 31, 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    THIS BUSINESS SECTION AND OTHER PARTS OF THIS ANNUAL REPORT ON FORM 10-KSB CONTAIN FORWARD-LOOKING STATEMENTS (IDENTIFIED WITH AN ASTERISK "*") THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS BUSINESS SECTION AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD LOOKING STATEMENTS OR TO UPDATE THE REASONS ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS.

GENERAL

    Socket Communications, Inc. ("Socket" or the "Company") develops and sells connection solutions for handheld computers that use the Windows CE operating system from Microsoft Corporation ("Microsoft") and other mobile computers, including a family of low power PC Card adapters for serial communications, Ethernet connectivity, mobile data collection, and wireless messaging. Socket is also developing its family of serial, Ethernet and mobile data collection PC cards in a CompactFlash-TM- format for use with smaller handheld computers such as the Windows CE Palm PC, which the Company estimates will begin shipping in the second half of 1998, and other devices.*

    The Company's family of serial PC card products and Ethernet card products for PC card mobile computers are its principal sources of revenues, with a focus that began in 1997 on connection products for devices using the Windows CE operating system from Microsoft, including handheld computers (H/PCs and Palm
PCs) and embedded devices. Socket believes that it produces the world's leading family of serial PC Cards. In December 1996, the Company expanded its serial and Ethernet card lines into a family of PC card products including a ruggedized serial card, a dual serial card and an Ethernet/serial multifunction card, and in October 1997, the Company introduced a bar code scanner PC card and a low power Ethernet card for Windows CE handheld computers. The Company's low power Ethernet PC card is recognized by Version 2.0 of the Windows CE operating system, which began shipping in December 1997. The Ethernet card is used for higher speed desktop synchronization, large file transfers, network connections to the Internet and E-mail. Socket also produced the first multifunction PC card for Windows CE in its Ethernet/ Serial combination card.

    The Company has also developed wireless messaging products including a PageCard PC Card wireless messaging system introduced in January 1995 that uses the POCSAG paging protocols, and developed its PageSoft messaging software, introduced in 1996, that sends messages and files over the paging networks for downloading into a mobile computer. During 1997, the Company and Cetronic AB ("Cetronic"), a Swedish company that develops and markets systems for wireless communications, alarm and control markets, have been jointly developing wireless receivers in both PC card and CompactFlash formats that use the higher speed FLEX and ERMES network protocols, and a Mobile Information Server to facilitate group broadcasting of Internet and intranet information to mobile devices. In June 1997, the Company and Cetronic completed a combination agreement with the intention of combining the two companies, however, both Companies decided to not proceed with the combination and the combination agreement expired in December 1997 in accordance with its terms. In January 1998, Microsoft Corporation introduced the Palm PC, a Windows CE handheld computer, (see "Industry Overview" for a description of the Palm PC), and announced its manufacture by several computer manufacturers, with shipments expected to begin in the second half of 1998.* Microsoft also announced that it would be supporting the development

------------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Business section, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including "Risk Factors."

of wireless group broadcasting services, including wireless updating of web pages, on the Palm PC. The Company expects to further develop its Mobile Information Server technology to align with group broadcasting standards and software modules being developed by Microsoft to facilitate the wireless updating of web pages and other information on Windows CE mobile computers and other Windows CE devices.* In March 1998, the Company announced a Memorandum of Understanding with Motorola Corporation ("Motorola") to adapt the Company's FLEX messaging software, under development during 1997, to work as a software driver with Motorola's Windows CE 2.0 CompactFlash wireless receiver for use with Palm PCs, which are expected to begin shipping in the second half of 1998, and embedded module products under development by Motorola. The Memorandum of Understanding contemplates that the Company will earn development revenues from this contract beginning in the second quarter of 1998, a royalty on receivers sold (with sales expected to commence by the fourth quarter of 1998) and revenues from expected distribution and sale of the receiver by the Company.* The Company also earns royalties on wireless messaging services provided by third party carriers and other revenues from development work performed for others.

    In addition to the relationship with Motorola and with Cetronic, the Company has developed a number of other strategic relationships that are important to its product development and marketing programs. The Company has developed with the National Dispatch Center ("NDC") the Socket Wireless Messaging Services ("SWiMS"), which provides paging, operator message dispatch and personal service features such as call connect, fax and call notification, and Internet gateways, and the Company shares the profits from this service with NDC. The Company believes that it has developed a strong working relationships with Microsoft and with Windows CE handheld computer manufacturers for integrating connection solutions into Windows CE devices, with data collection companies such as Welch Allyn which manufactures the bar code scanning wand used with the Company's data collection PC card for Windows CE, and with software application developers in providing technical assistance in the porting of their applications to the Windows CE operating system.

    Although the Company believes that its focus on the Windows CE operating system for hand held computers and its strategic relationship with Motorola and other strategic partners position the Company for revenue growth beginning in 1998, the Company has incurred significant quarterly and annual operating losses in every fiscal period since its inception, and the Company expects to incur quarterly operating losses at least through the first half of 1998 and possibly longer.* The Company's ability to achieve profitability will be highly dependent upon: increased market acceptance of the Company's serial, Ethernet, data collection cards and wireless messaging products including recently introduced products; growth and acceptance of handheld computers and devices using the Windows CE operating system; the ability to raise capital to fund the Company's product development and sales and marketing efforts; the development of new products for new and existing markets; the improvement of gross margins through maintaining of sales prices, higher sales volumes and contract manufacturing efficiencies; expanding its distribution capability; completing its software development contracts; and managing its operating expenses. There can be no assurances that the Company will meet any of these objectives or ever achieve profitability.

    In addition, as of December 31, 1997, the Company had a net capital deficiency of $(3,224,944) and a working capital deficit of $(3,573,906). Although these deficiencies have been subsequently reduced by the investment of $1.5 million in Series B Preferred Stock during the first quarter of 1998, the Company will require additional funding in 1998 to meet its working capital needs as well as to meet the minimum capital requirements to retain its listing on the Pacific Exchange. The inability to obtain such funding could require the Company to significantly reduce or suspend operations, sell additional securities on terms that

------------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Business section, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including "Risk Factors."

are highly dilutive to investors, cause the Company to be delisted from the Pacific Exchange, or otherwise have a material adverse effect on its financial condition or operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," and "--Risk Factors" for a discussion of the Company's need for additional capital, the uncertainty regarding the Company's continued listing on the Pacific Exchange and other risks that may affect the Company's ability to attain profitability.

INDUSTRY OVERVIEW

    The market for mobile computers is entering a phase of accelerated growth.* The Yankee Group, an independent market research firm, projects that the installed base of mobile computers, including all varieties of handheld and notebook computers, will grow from 10.2 million in 1995 to 43.2 million in 2000.* Demand for notebook computers continues to increase due to the ongoing expansion of their capabilities and their steady reduction in size, weight and price. Meanwhile, demand for handheld personal computers and palmtops, although slow to materialize initially, is projected to increase rapidly.* H/PCs using Microsoft Windows CE operating system Version 1.0 were launched at the end of 1996 from CASIO, Compaq, Hewlett-Packard, Hitachi, LG Electronics, NEC, Philips and other electronic appliance manufacturers. Second generation H/PCs using Version 2.0 of the Windows CE operating system began shipping in December 1997. Palm PC handheld computers using Version 2.0 of the Windows CE operating system are expected to begin shipping in the second half of 1998.*

    H/PCs, manufactured by a dozen computer makers, are designed as companions to a desktop computer and run scaled down "pocket" versions of popular Microsoft Personal Information Management programs, spreadsheet programs (Pocket Excel), word processing programs (Pocket Word), graphics presentation programs (Pocket PowerPoint), a web browser (Pocket Internet Explorer), remote networking, Ethernet capabilities and e-mail attachments, and provide for easy file transfer and synchronization with a companion desktop system. The H/PCs have an "instant-on" feature that enables the devices to transition immediately from a powered-off state to the most recently running application. H/PCs support communications over serial, infrared, Ethernet LAN, network dial-up remote-access services or direct dial-up modem connections and can synchronize data files, electronic mail and personal information through any of these means. Version 2.0 of the Windows CE operating system incorporated into H/PCs such as the Hewlett-Packard 620LX upgrades the H/PCs to include color, larger memories (16MB of RAM), a fast processor (the 32-bit Hitachi RISC 75-MHz processor), a rechargeable battery pack, AC adapter, built-in microphone, speaker and stylus pen, a PC Card slot and a keyboard, and are generally priced under $1,000.

    The Windows CE operating system Version 1.0 was introduced in November 1996 by Microsoft, and its upgrade, Version 2.0, began shipping in December 1997. The operating system is a 32-bit, Windows-compatible real-time operating system designed to fill the need for a small, scalable operating system that can be customized to work with a broad selection of products. Windows CE is built around an application programming interface (API)--the Win32 API--that is consistent with other 32-bit Windows-based operating systems, which means that third-party programming resources including tools, documentation, and experienced programmers are readily available. According to Microsoft, the installed base of Windows machines is close to 400 million, representing an abundance of potential users who are already familiar with the basic Windows CE interface. Because Windows software development tools can be used to build Windows CE applications, a large pool of programmers also exists to create the applications that will be necessary for this new platform to succeed. Microsoft claims that more than 3,000 independent software vendors are already building applications for Windows CE. The operating system was designed and built as an embedded platform to support a number of emerging computer appliances including handheld

------------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Business section, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including "Risk Factors."

computers ("H/PCs" and "Palm PCs"), voice-activated information systems for automobiles, game consoles, smart phones, TV set-top boxes and home appliances. In addition, Windows CE is designed to support embedded applications such as process monitoring and control, instrumentation data collection, computer peripherals, office equipment, point-of-sale devices and telecommunications.

    Palm PCs will fit in a shirt pocket, purse or briefcase and are expected to be introduced in the second half of 1998.* Primarily designed as a personal information manager and web browser, the Palm PC also is a companion device for a Windows desktop computer and will update contacts, calendar, tasks, electronic mail (including attachments) and notes. The Palm PC uses a touch screen with an on-screen keyboard, built-in handwriting recognition, or entry and retention of actual handwritten notes and drawings. It connects to the desktop, a company network (through an Ethernet connection), the Internet and other portable PC devices such as an H/PC through a serial port, a CompactFlash input/output slot or over infrared. The user can view content selected from Internet and intranet sites offline with its Internet browser feature Mobile Channels, and Microsoft has announced that it plans to enable wireless updating of selected Microsoft websites that can be accessed through its Internet browser so that these web pages will always remain current. The Palm PCs are generally expected to be priced under $500. The Palm PC is shaped like the popular Palm Pilot handheld computer from 3Com Corporation which sold 1.0 million units in its first eighteen months.

    In 1999, according to independent research firm IDC, Windows CE-based H/PCs and Palm PCs will outsell any other type of PC companion product, including models from former market leaders Sharp, 3Com (Pilot) and Psion.* IDC projects that between 1997 and 2001 the cumulative annual growth rate for Windows CE-based handheld computers will exceed 44%.* See, however, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Dependence on the Market for Mobile Computers; Dependence on Market Success of Windows CE."

    As wearable computers, Windows CE based handheld computers address two important market needs that bulkier notebook computers do not currently satisfy:
(i) mobile professionals need immediate access to high-value information; and
(ii) mobile workers in certain vertical markets need a flexible, cost-effective platform for automated data collection. The standard Windows CE software suite covers the major categories of information that have high-value for mobile professionals. This includes business contacts, calendar schedules, assigned tasks, e-mail and, to a growing extent, worldwide web updates. Examples of vertical markets that can utilize handheld computers for mobile data collection include retail inventory control, factory floor management, health care, field service, inspection and transportation.

PRODUCTS

SERIAL COMMUNICATIONS

    Socket offers an expanding family of Input/Output (I/O) adapters that the Company believes are uniquely suited for operation with handheld computers. The Company believes that competing I/O adapters consume up to 10 times more power than Socket's. Low power consumption is an attractive feature for I/O adapters because it allows handheld computers to operate for longer periods on internal power without requiring the user to change batteries. Changing handheld computer batteries frequently is inconvenient and expensive and reduces the user's productivity. Most of Socket's "battery friendly" I/O adapters achieve their low power consumption by incorporating Socket's proprietary HIS chip. On Windows CE devices, adding one or more serial ports through either the PC Card or CompactFlash slot provides higher data transfer rates than the built-in serial port because of the buffered 16550 UART built into the Company's serial card products, and can also transfer power from the Windows CE handheld

------------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Business section, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including "Risk Factors."

computer to a peripheral device such as a bar code scanning wand, which cannot be accomplished through the built-in serial port.

SINGLE-PORT SERIAL I/O ADAPTER

    Socket's Serial I/O Card is a PC Card serial I/O adapter that can be used with all major PC Card computers, including Windows CE-based handheld computers, Windows 95 and Windows NT notebooks, the HP 100/200 LX palmtop, the Sun Voyager, the Apple PowerBook, the Newton MessagePad, the Sharp Zaurus and others. The Socket Serial I/O Card operates as a standard communication port and can work with conventional serial communications programs. Devices that can attach to Socket Serial I/O Cards include stenography machines for court reporting, medical instruments for monitoring or data collection, label printers for inventory control, high speed fax/modems for web browsing, or global positioning systems for tracking location and time. Socket's Serial I/O Card was the first PC Card to receive certification from Microsoft for operation with Windows CE handheld computers. Socket is developing a CompactFlash-TM- version of its single-port serial I/O adapter for use with the Palm PC Windows CE handheld computer which is expected to be available in the second half of 1998.*

RUGGEDIZED SERIAL I/O ADAPTER

    In 1996, Socket introduced the Ruggedized Serial I/O Card, a version of the Serial I/O Card designed for operation in harsh industrial or outdoor environments. The Ruggedized Serial I/O Card has an integrated fixed cable that maintains solid contact in high vibration environments such as moving vehicles, a molded strain relief to protect against lateral stress and seal out dust and moisture, and a rigid, sonic welded frame to resist torque that could otherwise crack circuit board traces. Socket is developing a CompactFlash-TM- version of its ruggedized serial I/O adapter for use with the Palm PC Windows CE handheld computer which is expected to be available in the second half of 1998.*

DUAL-PORT SERIAL I/O ADAPTER

    In 1996, Socket introduced the Dual Serial I/O Card, a version of the Serial I/O Card that includes two high-speed serial ports. Both serial ports can operate independently, and the adapter requires only a single system interrupt to operate, making it well suited for applications such as data collection or equipment monitoring and control. Separate cables give the user the flexibility to use only one port without leaving a cable dangling from the unused port. The Company believes that the Dual Serial I/O Card consumes less power than any other dual-port PC Card serial adapter on the market. Socket has developed software drivers to allow the Dual Serial I/O Card to operate on mobile computers running Windows CE. Socket is also developing a CompactFlash-TM-version of its dual-port serial I/O adapter for use with the Palm PC Windows CE handheld computer which is expected to be available in the second half of 1998.*

ETHERNET CONNECTIVITY

LOW POWER ETHERNET CARD

    In December 1997, Socket introduced the Low Power Ethernet Card product, an Ethernet PC Card for Windows CE-based H/PCs. The Company believes that the Low-power Ethernet Card product consumes less power than any other PC Card Ethernet adapter on the market and allows data transfers to occur at up to 200 times faster than through the RS232 port on the H/PC. The Low-power Ethernet card is recognized by Version 2.0 of the Windows CE operating system and is used for desktop synchronization, higher speed file transfers and connections to other computers and to the Internet through a network.

------------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Business section, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including "Risk Factors."

Socket is also developing a CompactFlash-TM- version of its low-power Ethernet card for use with the Palm PC Windows CE handheld computer which is expected to be available in the second half of 1998.*

ETHERNET EA CARD AND EA+ CARDS

    Socket released the first commercially available PC Card Ethernet adapter in 1992. The 16-bit Socket EA and EA+ Cards enable a mobile computer to communicate with an Ethernet network at speeds comparable to the internal Ethernet Cards installed in workstations, which can be up to 100 times faster than network connections based on serial I/O ports. The EA and EA+ Card products are compatible with the popular NE2000 network controller, allowing them to utilize the certified network drivers included with the major PC-based network operating systems. The EA Card runs with 10BaseT Ethernet. The EA+ Card runs with 10BaseT and 10Base2 Ethernet. The Company believes that the EA Card product consumes less power than any other PC Card Ethernet adapter on the market.

ETHERNET SERIAL CARD

    In 1996, Socket introduced the Ethernet Serial Card product, a PC card that combines an Ethernet adapter and a serial I/O adapter on a single card. In 1998, the Company began offering software drivers for the Ethernet Serial Card that allows the product to operate with Handheld PCs, enabling Windows CE users to use the serial port for data collection and the Ethernet port to transfer data at high speed to corporate networks.* Socket is also developing a CompactFlash-TM- version of its Ethernet serial card for use with the Palm PC Windows CE handheld computer which is expected to be available in the second half of 1998.*

MOBILE DATA COLLECTION

    The Company believes that a significant opportunity exists for selling its I/O adapters into vertical markets looking for data collection solutions.* Socket's Serial I/O Card can be configured to deliver power from a host H/PC to the attached serial peripheral that the adapter is controlling. The Company believes that for certain applications this feature gives Socket's PC Card serial adapters an advantage over the serial ports built into H/PCs, since built-in serial ports cannot typically deliver a significant amount of power from the host H/PC. The Company believes that the serial I/O adapter's ability to transfer power from an H/PC to an attached serial peripheral is attractive to certain Original Equipment Manufacturers (OEMs) because it allows OEMs to design wearable data collection systems that have a single power source--the H/PC--rather than two independent power sources--one for the H/PC and one for the attached peripheral. Furthermore, there is no standard form factor for the cable connectors used by various brands of H/PCs for their built-in serial ports, giving OEMs who use Socket's serial I/O adapters the advantage of a common cable interface for all H/PCs. The benefits of convenient power delivery and host independence add to the advantage of low power consumption offered by Socket's serial adapters.

BAR CODE WAND CARD

    Socket jointly developed with Welch Allyn, an industry leader in scanning technologies, a bar code scanner integrated with the Serial I/O Card. Using Welch Allyn's SCANTEAM-TM- 6180 bar code wand, the product works with Socket's keyboard emulation software to copy bar code data directly into any Windows program. Socket is working with software vendors to integrate Socket's bar code scanner product into vertical market applications. Socket is also developing a CompactFlash-TM- version of its bar code wand card for use with the Palm PC Windows CE handheld computer which is expected to be available in the second

------------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Business section, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including "Risk Factors."

half of 1998.* The Company also expects to further expand its line of bar code scanning products for Windows CE handheld computers during 1998.*

COLLECTION I/O CARD

    The Company has developed for OEM applications a Serial PC Card wired to supply power from a host computer to any attached scanning device such as a contact wand, laser scanner or magnetic stripe reader. The card works with Socket's "keyboard wedge" software and programmable filters which can turn any handheld PC into a mobile data collection terminal.

WIRELESS MESSAGING

    The Company is working with Motorola and with Cetronic to develop PC Card and CompactFlash-TM- pager receivers using Motorola's FLEX protocols for the U.S. and selected Asian markets, and the ERMES paging protocol for the European market, and is working with Cetronic to develop a Mobile Information Server to create a mobile webcasting system. The Company began selling its PageCard Wireless Messaging System using the POCSAG paging networks in the U.S. in 1995 and sales have been less than ten percent of revenues in each of the years 1995 through 1997. However, as part of the Wireless Messaging System, the Company developed a number of the technology building blocks required for wireless messaging including a data paging receiver built by Mitsubishi Corporation, PageSoft wireless messaging software, Socket Wireless Messaging Services and a software developers kit including a number of protocols needed to send and recombine large amounts of data and to route the data to the applications to which they were intended. The Company wrote off its POCSAG PageCard inventory in the fourth quarter of 1997 due to the low volume of sales and the expected release in 1998 of FLEX receivers. See "Management's Discussion and Analysis of Financial Condition--Risk Factors--Slowly Emerging Market for Wireless Data Communications Products."

    During 1997, the Company completed the first phase of a development contract with Microsoft to assist in defining the standards for a CompactFlash input/output card to be used with Palm PCs. In January 1998, Microsoft and Motorola announced that they would support the development of wireless messaging with the Palm PC. Microsoft announced that it would support the wireless updating of selected web pages downloaded into their Internet Explorer browser installed on a Palm PC. Additional details regarding this program are expected to be announced by Microsoft later in 1998.* At the same time, Motorola announced that it would develop a FLEX-based data paging receiver in a CompactFlash format for use with the Palm PC, and in March 1998, the Company announced that it would team with Motorola to adapt its messaging software as a software driver for the Motorola receiver and to complete a software developers kit.* Instead of a standalone pager, Motorola is creating a pager that uses the memory and processing capabilities of the Palm PC handheld computer, reducing the size requirements and the cost of the receiver. Finally, the Company intends to adapt its Mobile Information Server software to incorporate Microsoft's standards for group broadcasting of web page information updates and to simplify the effort required to send information over the paging networks on a one-to-one or one-to-many basis.* The Company believes that the alignment of market leaders behind group broadcasting, including Microsoft and the handheld computer manufacturers for Windows CE handheld computers, Motorola, and the major national paging carriers who are expected to support deployment of the FLEX network paging receivers, the lower costs associated with the CompactFlash receivers, and the improved tools being developed by Microsoft and by the Company to simplify the sending of information from web pages or other data sources will increase the likelihood of the development of applications to stimulate the growth and development of wireless transfer of time sensitive data to Palm PC handheld computers. Such applications

------------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Business section, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including "Risk Factors."

include group broadcasting of Internet web pages information (mobile webcasting) and intranet information, in particular for time sensitive information of benefit to a mobile workforce such as sales force automation, transportation and dispatch, information alerts and electronic mail messaging.* See Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors-- Dependence on Strategic Alliances and Business Relationships."

EXISTING WIRELESS PRODUCTS

PAGECARD WIRELESS MESSAGING SYSTEM

    The PageCard WMS has three components: the PageCard receiver, PageSoft communications software and Socket's Wireless Messaging Services.

PAGECARD POCSAG RECEIVER

    The PageCard receiver is a dual-mode pager that functions as a stand-alone alphanumeric pager and connects to a mobile computer through a PC Card interface enabling wireless messages to be delivered directly to a mobile computer. An easy-to-read LCD display, two control buttons and an audible beeper enable the PageCard receiver to replace the mobile professional's existing pager. A typical alphanumeric pager weighs 6 oz., can store up to 40 messages and has a total memory capacity of 6,000 characters. The PageCard receiver weighs 2.2 oz., holds up to 370 messages and has a total memory capacity of 128,000 characters. Developed in partnership with Mitsubishi, the PageCard receiver is compatible with the POCSAG worldwide paging transmission standard and is available in the 900 MHz range, the primary frequency range in North America, and 466 MHz, the Euromessage paging frequency. These capabilities enable the PageCard receiver to take advantage of the extensive wireless data networks already in place.* The Company believes that the PageCard receiver is the leading commercially available PC Card pager. The PageCard receiver can be used with any Windows-based PC, Windows CE-based H/PC, the Hewlett-Packard LX Series, the Apple PowerBook and the Newton MessagePad. The plug-and-play capability of the PageCard receiver and the software tools included in Socket's SDK enable mobile computer users to download wireless data into their mobile computers simply by inserting the PageCard receiver into a PC Card slot. Such data messages would be difficult or impossible to read using a conventional alphanumeric pager.

PAGESOFT COMMUNICATIONS SOFTWARE

    PageSoft is a suite of applications and utilities designed to make it easy to transmit relevant information from the office to the PageCard receiver and to download it from the PageCard receiver into a mobile computer. PageSoft currently includes send and receive software for Windows 95, Windows NT, Windows 3.x, and Windows for Workgroups. PageSoft also includes receive software for Windows CE and Newton. The Company's PageSoft software incorporates advanced messaging features including binary file transfers, compression, encryption, and the Company's message intercept protocol which facilitates the routing of multiple types of messages to the applications for which they are intended or to the e-mail in-boxes of Microsoft Mail, cc:Mail, Windows CE e-mail, Lotus Notes Mail or a generic e-mail in-box.

MESSAGING SERVICES

    Messaging services available for the PageCard WMS include a personal toll-free number, immediate activation, unified billing, modem-based message dispatch, operator-assisted dispatch and message reconciliation, an Internet gateway with a personal PageCard receiver Internet address, fax notification with on-

------------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Business section, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including "Risk Factors."

demand forwarding, voice messaging and annotation of faxes with on-demand playback, message scheduling and a 24-hour bulletin board system that enables a computer with a modem to send messages to the PageCard receiver. The PageCard WMS currently uses the nationwide carrier service of PageNet, the largest paging carrier in the U.S., with over 6.2 million subscribers. Advanced services such voice messaging are administered by The National Dispatch Center.

Messaging services for the PageCard WMS include:

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

SOFTWARE DEVELOPMENT TOOLS ("SDK")

    The Company's SDK facilitates the page enabling of software applications and allows software developers to work with Microsoft operating systems, both in real and protected mode, including Windows CE, Windows 95, Windows NT, Windows for Workgroup, Windows 3.x, and DOS. The SDK also supports receiving applications for the Newton MessagePad. The SDK includes protocols developed by the Company to facilitate the disassembly, transmission, reassembly and routing of information to intended applications including Page Descriptor Footer ("PDF"), a protocol for appending control information to the end of a paged message in order to support multi-segment messages as well as binary, compressed and encrypted messages, Mail Message Format ("MMF"), a protocol for identifying fields of a paged message by embedding concise field descriptors within the message itself, and Message Intercept Protocol, a protocol for routing messages to their intended applications.

WIRELESS PRODUCTS UNDER DEVELOPMENT

FLEX MOBILE INFORMATION RECEIVERS

    In March 1998, Socket entered into a Memorandum of Understanding with Motorola Corporation for Socket to supply Motorola with software that will allow Motorola's FLEX-TM- Receiver Modules and CompactFlash paging receivers to operate with Windows CE-based computers.* Under this Memorandum of Understanding, Socket will distribute the Motorola FLEX-TM- receiver, which is expected to be available in the second half of 1998, and Socket expects to defer further development work on its own FLEX-compatible PC Card and CompactFlash-TM-format pager receivers.* Prior to reaching agreement with Motorola, the Company had been working with Cetronic to develop a FLEX-compatible PC Card pager receiver, the FLEX Mobile Information receiver, to operate on the major paging networks in North America and Asia.* The FLEX receivers include an architecture for receiving both conventional point-to-point personal pages and point-to-multipoint broadcast pages. This ability to receive broadcast messages allows the receivers to be used for mobile webcasting and the receivers can have a mix of conventional point-to-point addresses as well as addresses for group broadcasts. These addresses, or channels, can be enabled or disabled via over-the-air programming (OTAP), simplifying the logistics of enabling users to subscribe to commercial information services. The receivers will be designed to be used with the Palm PC Windows CE mobile computers and future smaller appliances.*

MOBILE INFORMATION SERVER FOR MOBILE WEBCASTING

    The Company has been jointly developing with Cetronic to develop a Mobile Information Server for mobile webcasting. The Server has been designed to send point-to-point data such as electronic mail and to send point-to-multipoint broadcasts to PageCard receivers. The Server includes a web search engine which monitors subscriber-selected web sites for information and then formats and routes the information to each subscriber's mobile receiver through a paging carrier. The Server may also receive data from other search engines, corporate information files or Internet electronic mail for wireless distribution to subscribers. Output may be formatted to be sent to different wireless receivers including Socket's PageCards and Mobile Information Cards, GSM telephone pagers and FM subcarrier receivers and will support major Internet protocols including Microsoft's Channel Definition Format. Telephony protocols supported by Mobile Information Server gateways include TAP, UCP, GSM/SMS and minicall. New gateways may be added as demand warrants. Other features include a statistical database to record and store information to assist the system administrator in monitoring system activity and in creating and reconciling billing systems, and an I/O manager for coordinating system processes, balancing and monitoring the search engine queue, and dividing output tasks among communication gateways. In the event the Company decides to commercialize this product, the Company would integrate software modules and standards for the data paging of web page information under development by Microsoft Corporation. The System would be used for mobile webcasting of information from Internet and intranet websites by paging carriers, content providers, search engine suppliers, corporations with intranets, independent software vendors and value added resellers.*

------------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Business section, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including "Risk Factors."

STRATEGIC ALLIANCES AND BUSINESS RELATIONSHIPS

    The Company's strategy is to establish strategic alliances in business relationships with leading participants in various segments of the communications and mobile computer markets. The Company believes these alliances enable it to take advantage of the superior financial resources, technological capabilities, proprietary positions in market presences of these companies in establishing and maintaining Socket's own position in the wireless data communications industry. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Risk Factors--Dependence on Strategic Alliances and Business Relationships."

    The Company has established strategic alliances and business relationships with the following companies:

        CETRONIC AB and the Company are jointly developing Mobile Information receivers that are compatible with the higher speed FLEX paging networks in North America and with the ERMES networks in Europe and are developing a Mobile Information Server for mobile webcasting.

        COMPAQ COMPUTER CORPORATION, the leading manufacturer of personal computers in the U.S., has selected Socket's serial PC card to be offered as an optional part of Compaq's remote server product commencing in the second quarter of 1998.*

        LUCENT TECHNOLOGIES (formerly AT&T Microelectronics), a semiconductor chip manufacturer, collaborated with the Company on the development of the Company's proprietary HIS chip and currently serves as the foundry for the HIS chip.

        MICROSOFT CORPORATION, the developer of the Windows CE operating system, has worked closely with Socket in insuring that the Company's connection products for Windows CE products work with the Windows CE operating system. Socket also jointly developed with Microsoft the CompactFlash-TM- form factor for use with smaller Windows CE handheld computers.

        MITSUBISHI CORPORATION, a manufacturer and distributor, supplies the Company's PageCard receiver.

        THE NATIONAL DISPATCH CENTER, a paging gateway service provider, administers Socket Wireless Messaging Services (SWiMS).

        MOTOROLA CORPORATION, the world's largest manufacturer of paging receivers, has entered into a Memorandum of Understanding to engage Socket to develop receiver software for a CompactFlash-TM- receiver being developed for use with small Windows CE handheld computers such as the Palm PC and with other Windows CE embedded systems devices.

        PAGENET, the world's largest paging carrier, is the paging network provider for the paging frequencies used by the Company's U.S. PageCard. PageNet's services are provided through the Company's contract with the National Dispatch Center.

PROPRIETARY TECHNOLOGY

    Socket has developed a number of technology building blocks to enhance its ability to develop new hardware and software products, to offer products which run on multiple host platforms and to manufacture and package products efficiently.

------------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Business section, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including "Risk Factors."

    Socket's most important hardware building block is the universal bus interface, a highly flexible implementation of the PC Card interface whose features include programmable bus steering, dual mapping of control and data registers into both memory and I/O space, an extensive Card information structure which includes function ID and function extension tuples, shared-memory arbitration circuitry, support for "execute-in-place," the ability to support both level and edge triggered interrupts from multiple sources, host synchronization during initialization and complete polarity and masking control of interrupts. Socket's universal bus interface enables Socket's products to work with major PC Card hosts. Socket's PageCard receiver and Serial I/O Card are compatible with Windows CE H/PCs, Windows 95 and Windows NT notebooks, the Apple PowerBook, the Apple Newton MessagePad and the HP 100/200 LX palmtop.

    Socket's universal bus interface has been incorporated into several application specific integrated circuits, including Socket's HIS chip, a highly integrated general purpose serial interface used in both the PageCard receiver and the Serial I/O Card to control signal transmission between these products and the mobile computer's PC Card slot.

    Socket has also developed a library of software drivers and control applets that allow its products to operate in H/PCs running Windows CE and in notebooks running Windows 95 and Windows NT.

    Socket's PageSoft communications software and SDK form the basis of an extensive suite of one-way messaging tools and utilities that are designed to enable Socket to add value to the PageCard WMS and its derivatives, create the Mobile Information family of server and client software, and establish a family of proprietary software products.

    The Company relies on a combination of copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and strategic partners, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise to obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries.

    The Company has received correspondence from General Patent Corporation claiming possible infringement of certain standard PCMCIA PC Card features incorporated into the Company's PC Cards. General Patent Corporation has brought suit against IBM Corporation, 3Com, Hayes, Xircom and New Media claiming similar infringement and seeking royalty payments. No litigation is currently pending against the Company. There can be no assurance that the Company will not receive future communications from other third parties asserting that the Company's products infringe, or may infringe, the proprietary rights of third parties, and that in connection with such claims or the claims of General Patent Corporation, that litigation could be brought against the Company which could result in significant additional expense to the Company or the discontinuation of use or redesign of infringing products.

SALES AND MARKETING

    The Company markets its products through OEMs, paging service providers, computer platform vendors, vertical market VARs, and a worldwide network of distributors and resellers. The Company supports its distributors and resellers through education, training and customer assistance by the Company's sales, marketing and technical support staff and third party manufacturers' representatives. During 1997, U.S. distributors Ingram Micro and Tech Data and international distributor PPCP (U.K.) accounted for 21% ,15% and 21% of the Company's revenues, respectively. As of December 31, 1997, the Company had 11 people in sales, marketing and technical support. The Company intends to increase its sales and marketing effort by adding personnel and increasing promotional activities.* However, competition for sales and marketing personnel is intense, and the Company may be unable to recruit qualified sales and marketing personnel as needed. In addition, the Company currently has a net working capital deficit and will likely need to obtain additional equity capital to fund any expansion of its sales and marketing efforts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources--Future Capital Needs; Independent Auditor's Report Contained Explanatory Paragraph Regarding Going Concern."

    Consistent with industry practice, the Company provides its distributors with stock balancing and price protection rights which permit these distributors to return slow-moving products to the Company for credit and to receive price adjustments for inventories of the Company's products held by distributors if the Company lowers the price of those products. The effect of such returns and adjustments on the Company's operating results is minimized since the Company recognizes revenues on products shipped to distributors at the time the merchandise is sold by the distributor. To date, the Company has not experienced any significant returns or price protection adjustments.

    The Company relies significantly on its OEMs, distributors and resellers for the marketing and distribution of its products. The Company's agreements with OEMs, distributors and resellers, in large part, are nonexclusive and may be terminated on short notice by either party without cause; furthermore, the Company's OEMs, distributors and resellers are not within the control of the Company and are not obligated to purchase products from the Company and may represent other lines of products. A reduction in sales effort or discontinuance of sales of the Company's products by its OEMs, distributors and resellers could lead to reduced sales and could materially adversely affect the Company's operating results. See Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors-- Distribution Risks, Product Returns and Warranties."

    Export sales represented approximately 49%, 40% and 40% of the Company's revenue for the years ended December 31, 1997, 1996 and 1995, respectively. Export sales are subject to the complications of complying with laws of various countries and the risk of import/export restrictions and tariff regulations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks Associated with Significant Export Sales."

MANUFACTURING

    The Company subcontracts the manufacture of substantially all of its products to independent, third party contract manufacturers. The Company subcontracts the manufacture of its PageCard on a sole source basis. The Company performs final product testing and packages its products at its Newark, California facility.

    Sole source components include the Company's proprietary HIS chip manufactured by Lucent Technologies that controls the signal transmission between the Company's PageCard and Mobile Information PC Card receivers and Serial I/O products and the PC Card slot on the mobile computer; the PageCard receiver board and RF display, which are purchased from Mitsubishi Corporation in Japan; and certain cable and connector components. Although to date the Company has generally been able to obtain adequate supplies of these components, certain of these components are purchased on a purchase order basis, and the Company does not have long-term supply contracts for these components. In particular, the Company purchases HIS chips from Lucent Technologies, Tamarack chips (Ethernet Card) from Tamarack, Ethernet Cards from Quanta Electro and Mitsubishi Corporation, and Serial I/O Cards from Quanta Electro and Mitsubishi Corporation by purchase order under standard commercial terms and conditions in

------------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Business section, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including "Risk Factors."

the industry. The Company has an agreement with Mitsubishi Corporation for manufacture of the PageCard with a remaining term ending December 1998, subject to automatic renewals and termination for material breach and certain other events. The Mitsubishi agreement covers the development of the current PageCard POCSAG receiver and subsequent improvement and modifications as determined by the parties, as well as the mutual provision of engineering and technical assistance. The agreement also sets forth procedures for orders, purchases, forecasts and pricing.

    Although the Company's suppliers are generally large, well-financed organizations, in the event that a supplier were to experience financial or operational difficulties that resulted in a reduction or interruption in supply to the Company, it would materially adversely affect the Company's results of operations until the Company established sufficient manufacturing supply through an alternative source which could take a significant period of time, including qualifying an alternative subcontractor, redesigning the product as necessary, and commencing manufacturing.

RESEARCH AND DEVELOPMENT

    Since its inception, the Company has made substantial investments in research and development. The Company believes that its future performance will depend in large part on its ability to develop significant enhancements to its existing connection products and to develop successful new products for emerging and existing markets.* In particular, the Company believes the timely completion and expected introduction of a CompactFlash-TM- FLEX-TM--compatible Mobile Information receiver for Windows CE computers in the second half of 1998, completion of the Mobile Information Server for Mobile Webcasting in the first half of 1999, and the development and introduction of CompactFlash-TM- format versions of the Company's family of serial and Ethernet connection products are important to maintain a technological leadership position in wireless and wired connection solutions and remain competitive.* As of December 31, 1997, the Company had seven persons on its product development staff and hires engineering consultants to perform additional engineering services as required. Research and development expenditures were $1.1 million for each of the three years in the period ended December 31, 1997. The Company anticipates that it will continue to commit substantial resources to research and development in the future and will be increasing the size of its research and development staff as a result of contracts with Motorola and others associated with development projects.* See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Dependence on Key Employees; Need to Hire Additional Sales and Marketing and Product Development Personnel."

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

    Substantially all of the Company's present and potential competitors have substantially greater financial, marketing, technical and other resources than the Company and may succeed in establishing technology standards or strategic alliances in the data communications market, obtain more rapid market acceptance for their products or otherwise gain a competitive advantage.

    Currently, the Company is not aware of a direct competitor for its current PageCard WMS or to Motorola Corporation's CompactFlash-TM- receiver for use with Windows CE devices for which Socket is

------------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Business section, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including "Risk Factors."

developing the receiving software under contract with Motorola. The Company is also not aware of any competition for its Mobile Information Server under development to provide paging carriers and corporate users with webcasting services for mobile computing devices, however, with approximately 30 companies offering or developing webcasting services and with Server modules expected to be commercially available from Microsoft Corporation, future competitors could emerge. The Company faces indirect competition for short messaging applications from alphanumeric pagers and GSM cellular phones which are produced by many companies including Motorola, NEC, Ericsson and others, and from alternative methods of downloading information into a mobile computer, primarily over telephone lines or other wireless data networks.

    The Company competes with Smart Modular Technologies and Quatech, among others, in the serial PC Card market, although the Company believes that it is the world's leading manufacturer of serial card products. The market for the Company's Ethernet Card is highly competitive. Market leaders for Ethernet Cards include 3Com and Xircom. However, the Company has established a product leadership position with its Low-power Ethernet PC card for Windows CE handheld computers and does not currently face competition from these companies. The Company expects competitive cards to enter the market during the second half of 1998 from 3Com and Xircom and possibly others. The Company also faces competition from combination Cards which combine Ethernet and other functions such as fax/modem. Companies offering combination Cards include 3Com and Xircom.

PERSONNEL

    As of December 31, 1997, the Company employed 26 people on a full-time basis. Of these, eleven were responsible for sales, marketing and customer technical support, seven were in research and development, four were in finance and administration and four were involved in operations. The Company's employees are not represented by a union, and the Company considers its relationship with its employees to be good. The Company's future success will depend in significant part upon the continued service of certain key technical and senior management personnel, and the Company's continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel.* The Company does not have key man life insurance for any of its employees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Dependence on Key Employees; Need to Hire Additional Sales and Marketing and Product Development Personnel."

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company leases a 23,000 square foot facility in Newark, California. The facility is subject to a lease which expires in 2001. The current monthly rent is approximately $16,325. The Company believes that its current facilities are sufficient to meet its needs for the foreseeable future.*

    Financial information regarding lease commitments is contained in Note 8 of Notes to Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

    The Company has no material legal actions pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted for vote by security holders during the fourth quarter of 1997.

------------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Business section, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including "Risk Factors."

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    From the effective date of the Company's initial public offering (June 6, 1995) through November 26, 1996, the Company's Common Stock and Common Stock Warrants were listed on the Nasdaq SmallCap Market under the symbol SCKT and SCKTW, respectively. The Common Stock and Common Stock Warrants were delisted from such market effective November 27, 1996 because the Company's net capital was below that required for continued listing, and since then have been traded on the OTC Bulletin Board under the symbols SCKT and SCKTW, respectively. The Company's Common Stock is also quoted on the Pacific Exchange. The continued listing criteria of the Pacific Exchange requires the Company to have (i) at least 300,000 publicly held shares of Common Stock with a market value of at least $500,000, (ii) at least 250 public beneficial holders of its Common Stock,
(iii) total net tangible assets of at least $500,000 or net worth of at least $2,000,000, and (iv) a share bid price of at least $1 per share of Common Stock. The Company has not been in compliance with the net tangible asset or net worth requirements of the Pacific Exchange since December 31, 1996 and has, therefore, been subject to possible delisting procedures since that time. In March 1998, the Pacific Exchange granted the Company an extension to bring itself into compliance with the continued listing criteria and advised Socket that it would next review Socket's continued qualification for listing in June 1998. As of December 31, 1997, the Company had a working capital deficit of $(3,573,906), which was reduced by the Company's sale of an aggregate of $1.5 million in Series B Convertible Preferred Stock in the first quarter of 1998. Accordingly, the Company will need to raise additional equity capital and repay or convert existing convertible notes in the second quarter of 1998 in order to comply with the Pacific Exchange listing criteria, and there can be no assurance that the Company will be successful in doing so. On March 27, 1998, the Company extended an offer to the holders of $1,750,000 of the convertible promissory notes to convert their notes into common stock or preferred stock of the Company in order to assist the Company to comply with the Pacific Exchange net tangible asset requirements. However, the extent to which such holders will accept the Company's offer is not currently known. In the event the Company is unable to achieve compliance with the Pacific Exchange requirements, there can be no assurance that the Pacific Exchange will not decide to initiate delisting proceedings against Socket. If Socket's Common Stock remains delisted from the Nasdaq SmallCap Market and becomes delisted from the Pacific Exchange, the Company will become subject to the Commission's "penny stock" rules and therefore an investor will find it more difficult to dispose of, or to obtain accurate quotations as to the price of, Socket's securities.

    The quarterly high and low sales prices of the Company's Common Stock since June 6, 1995, the effective date of its initial public offering, are as follows:

QUARTER ENDED                                                                    HIGH        LOW
-----------------------------------------------------------------------------  ---------  ---------
1995
  June 30, 1995 (from June 6, 1995)..........................................  $    6.75  $    5.25
  September 30, 1995.........................................................  $    6.50  $    5.25
  December 31, 1995..........................................................  $    6.06  $    2.63
1996
  March 31, 1996.............................................................  $    4.38  $    3.00
  June 30, 1996..............................................................  $    7.38  $    2.88
  September 30, 1996.........................................................  $    4.38  $    2.88
  December 31, 1996..........................................................  $    3.62  $    0.75

1997
  March 31, 1997.............................................................  $    1.13  $    0.63
  June 30, 1997..............................................................  $    1.16  $    0.50
  September 30, 1997.........................................................  $    0.78  $    0.50
  December 31, 1997..........................................................  $    0.75  $    0.34

1998
  March 31, 1998 (through March 25)..........................................  $    1.03  $    0.36

    The quarterly high and low sales prices of the Company's Common Stock Warrants since June 6, 1995, the effective date of its initial public offering, are as follows:

QUARTER ENDED                                                                    HIGH        LOW
-----------------------------------------------------------------------------  ---------  ---------
1995
  June 30, 1995 (from June 6, 1995)..........................................  $    1.50  $    1.06
  September 30, 1995.........................................................  $    1.75  $    1.44
  December 31, 1995..........................................................  $    1.75  $    1.13

1996
  March 31, 1996.............................................................  $    1.50  $    1.13
  June 30, 1996..............................................................  $    2.38  $    1.06
  September 30, 1996.........................................................  $    1.44  $    0.75
  December 31, 1996..........................................................  $    1.00  $    0.25

1997
  March 31, 1997.............................................................  $    0.38  $    0.13
  June 30, 1997..............................................................  $    0.44  $    0.13
  September 30, 1997.........................................................  $    0.44  $    0.13
  December 31, 1997..........................................................  $    0.25  $    0.06

1998
  March 31, 1998 (through March 23)..........................................  $    0.19  $    0.06

    These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of March 25, 1998, there were approximately 800 holders of record of the Company's Common Stock and Warrants.

    The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for the expansion and operation of its business and does not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    In December 1997, the Company issued to CivicBank of Commerce a warrant to purchase 50,000 shares of the Company's Common Stock at a purchase price of $0.50 per share as consideration for the bank's agreement to waive the Company's non-compliance with certain covenants under the credit agreement between the bank and the Company. The warrant has a term of five years.

    In January 1998, the Company sold 12,500 shares of its Series B Convertible Preferred Stock to Explorer Partners, LLC ("Explorer Partners") for an aggregate purchase price of $500,000. Such shares of Series B Convertible Preferred Stock are convertible at the option of the holder at any time and will be automatically converted into Common Stock of the Company two years from the date of issuance. Such shares of Series B Convertible Preferred Stock convert into an aggregate of 1,250,000 shares of Common Stock of the Company. In connection with such sale of Series B Convertible Preferred Stock, the Company issued to Explorer Fund Management, LLC ("Explorer Fund Management"), an affiliate of Explorer Partners, a warrant to purchase 187,500 shares of the Company's Common Stock at a purchase price of $0.40 per share. Such warrant has a term of five years.

    In February 1998, the Company sold 8,850 shares of Series B-1 Convertible Preferred Stock to Explorer Partners for an aggregate purchase price of $500,000. Such shares of Series B-1 Convertible Preferred Stock are convertible into Common Stock at the option of the holder at any time and will be automatically converted into Common Stock two years from the date of issue. The Series B-1 Convertible Preferred Stock is convertible into an aggregate of 885,000 shares of the Company's Common Stock. The purchase price of the Series B-1 Convertible Preferred Stock and its conversion price into Common Stock was based on 80% of the average closing price of the Common Stock over the ten (10) trading days prior to its issue date. In connection with the sale of such Series B-1 Convertible Preferred Stock, the Company issued to Explorer Fund Management a warrant to purchase 132,750 shares of the Company's Common Stock at a purchase price of $0.565 per share. Such warrant has a term of five years.

    In March 1998, the Company sold 8,715 shares of Series B-2 Convertible Preferred Stock for an aggregate purchase price of $500,000. Such shares of Series B-2 Convertible Preferred Stock are convertible at the option of the holder thereof at any time and will be automatically converted into Common Stock two years from the date of issue. The shares of Series B-2 Convertible Preferred Stock are convertible into an aggregate of 871,500 shares of the Company's Common Stock. The purchase price of the Series B-2 Convertible Preferred Stock and its conversion price into Common Stock was based on 80% of the average closing price of the Common Stock over the ten (10) trading days prior to its issue date. In connection with the sale of such Series B-2 Convertible Preferred Stock, the Company issued to Explorer Fund Management, a warrant to purchase an aggregate of 130,725 shares of Common Stock at a purchase price of $0.57375 per share.

    Each issuance of the above referenced securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. In addition, the recipients of the securities and the transactions represented their intention to acquire the securities for investment only and not with a view for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS (IDENTIFIED WITH AN ASTERISK "*") THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION AND IN "BUSINESS". THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS ACTUAL RESULTS COULD DIFFER MATERIALLY FOR THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

    The Company's family of serial PC card products and Ethernet card products for PC card mobile computers are its principal sources of revenues with a focus beginning in 1997 on connection products for devices using the Windows CE operating system from Microsoft, including handheld computers (H/PCs and Palm
PCs) and embedded devices. In December 1996, the Company expanded its serial and Ethernet card lines into a family of PC card products including a ruggedized serial card, a dual serial card and an Ethernet/serial multifunction card, and in October 1997, the Company introduced a barcode scanner PC card and a low power Ethernet card for Windows CE handheld computers. In January 1998, the Company announced that its family of serial, Ethernet and data collection products will begin shipping in the second quarter of 1998 in a CompactFlash-TM-format for use with smaller Windows CE handheld computers, such as the Palm PC, expected to be launched in the second half of 1998.* The Company also earns royalties from time to time from sale of certain of the Company's products by the third-party manufacturers of those products.

    The Company has also developed wireless messaging products including a PageCard PC Card wireless messaging system introduced in January 1995 that use the POCSAG paging protocols, and developed its PageSoft messaging software, introduced in 1996, that sends messages and files over the paging networks for downloading into a mobile computer. The Company sold in 1995 and the first half of 1996 a GPS card which was subsequently discontinued. The Company also earns royalties on wireless messaging services provided by third party carriers and other revenues from development work performed for others. Revenue from wireless messaging products have been less than 10% of the Company's total revenues and in the fourth quarter of 1997, the Company wrote off its POCSAG PageCard inventories because of low demand and the anticipated release in 1998 of wireless receivers that utilize the higher speed FLEX networks.

    The Company has developed a number of strategic relationships that are important to its product development and marketing programs. In March 1998, the Company announced a Memorandum of Understanding with Motorola to adapt the Company's messaging software, under development in 1997, to work as a software driver with Motorola's Windows CE 2.0 CompactFlash wireless receiver and embedded module products under development, which are expected to begin shipping in the second half of 1998. The Company will earn development revenues from this contract beginning in the second quarter of 1998 and a royalty on all receivers sold after the product begins volume shipments, expected in the fourth quarter of 1998. The Company has developed with the National Dispatch Center ("NDC") Socket Wireless Messaging Services ("SWiMS") which provides paging, operator message dispatch and personal service features such as call connect, fax and call notification, and internet gateways and the Company shares the profits from this service with NDC. The Company entered into Joint Development Contracts with Cetronic in October 1996 to develop a FLEX and ERMES PC Card version of the PageCard, and in 1997 to develop a CompactFlash version of the FLEX and ERMES PageCards for use with smaller Windows CE computers,

------------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis section, and in "Business".

and also to develop a mobile information server to facilitate group broadcasting of internet and intranet information to mobile devices. These products and their derivative works are being developed to facilitate the wireless updating of web pages and other information on Windows CE computers and other Windows CE devices. The Company believes that it has developed strong working relationships with Microsoft and with Windows CE handheld computer manufacturers for integrating connection solutions into Windows CE devices, with data collection companies such as Welch Allyn which manufactures the bar code scanning wand used with the data collection PC card for Windows CE, and with software application developers in providing technical assistance in the porting of their applications to the Windows CE operating system.

    Although the Company believes that its focus on the Windows CE operating system for hand held computers and its strategic relationship with Motorola and other strategic partners position the Company for revenue growth beginning in 1998, the Company has incurred significant quarterly and annual operating losses in every fiscal period since its inception, and the Company expects to incur quarterly operating losses at least through the first half of 1998 and possibly longer. The Company's ability to achieve profitability will be highly dependent upon: increased market acceptance of the Company's serial, Ethernet, data collection cards and wireless messaging products including recently introduced products; growth and acceptance of handheld computers and devices using the Windows CE operating system; the ability to raise capital to fund the Company's product development and sales and marketing efforts; the development of new products for new and existing markets; the improvement of gross margins through maintaining of sales prices, higher sales volumes and contract manufacturing efficiencies; expanding its distribution capability; completing its software development contracts; and managing its operating expenses. There can be no assurances that the Company will meet any of these objectives or ever achieve profitability.

    The Company was incorporated in March 1992 and has incurred significant quarterly operating losses in every fiscal period since its inception, and the Company expects to incur quarterly operating losses at least through the first half of 1998 and possibly longer. The Company's ability to achieve profitability will be highly dependent upon: revenue growth from increases in the market acceptance of the Company's serial, Ethernet, data collection and wireless connection cards including recently introduced products; the development of new products for new and existing markets; the improvement of gross margins through maintaining of sales prices, higher sales volumes and contract manufacturing efficiencies; expanding its distribution capability; completing its software development contracts; and managing its operating expenses. There can be no assurances that the Company will meet any of these objectives or ever achieve profitability.

    In addition, as of December 31, 1997, the Company had a net capital deficiency of $(3,224,944) and a working capital deficit of $(3,573,906). Although these deficiencies have been subsequently reduced by the investment of $1.5 million in Series B Preferred Stock during the first quarter of 1998, the Company will require additional funding in 1998 to meet its working capital needs.* The inability to obtain such funding could require the Company to significantly reduce or suspend operations, sell additional securities on terms that are highly dilutive to investors or otherwise have a material adverse effect on its financial condition or operating results. See "--Liquidity and Capital Resources" and "--Risk Factors" for a discussion of the Company's need for additional capital, the uncertainty regarding the Company's continued listing on the Pacific Exchange and other risks that may affect the Company's ability to attain profitability.

------------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis section, and in "Business".

ANNUAL RESULTS OF OPERATIONS

REVENUE

    In 1997, revenue was $4,779,200, an increase of 5% from 1996 revenue of $4,570,438. 1996 revenue was flat compared to 1995 revenue of $4,530,479. The substantial majority of revenue in all three years was derived from sales of serial and Ethernet cards. In 1997, the Company experienced volume growth in sales of both serial and Ethernet card products. Factors resulting in serial card sales growth in 1997 included new products released at the end of 1996 as the Company expanded its serial card line to add a ruggedized serial PC card and a dual port serial PC card and, in the fourth quarter of 1997, a bar code scanner PC card for Windows CE handheld computers. Factors influencing Ethernet PC card growth related to a major order received from an international customer, and new products consisting of an Ethernet/serial multifunction card released at the end of 1996 and a low-power Ethernet card for Windows CE 2.0 computers released in the fourth quarter of 1997. This growth was partially offset by lower sales of the Company's PageCard wireless messaging system and the discontinuation of sales of its GPS PC card which was selling through the first half of 1996. Royalty and other revenue in 1997 included revenue from the development and sale of prototype CompactFlash connection products which will begin commercial shipments in the second quarter of 1998. In 1996, sales growth of the Company's serial card and, to a lesser extent, PageCard, was offset by declines in Ethernet card sales volumes and, to a lesser extent, GPS card sales, which were discontinued in the second half of 1996. Royalty and service revenue was primarily related to sales by third party manufacturers of the Company's GPS and Ethernet cards.

    The Company markets its products primarily through distributors and OEMs. Recognition of revenue on shipments to distributors and the related cost of sales are deferred until such distributors resell the products to their customers. Recognition of revenue on shipments to customers other than distributors occurs generally at the time of shipment. Export sales constituted 49%, 40% and 40% of revenue in 1997, 1996, and 1995, respectively.

PRODUCT GROSS PROFIT

    Product gross profit, excluding royalty and other revenue, is equal to product revenue less the cost of revenue, because the costs of royalty and other revenue generally are negligible. The Company's product gross profit for 1997 was $1,869,865, or 40% of product revenue, compared to $1,889,223, or 43% of product revenue in 1996 and to $1,478,306, or 34% of product revenue, in 1995. Product gross profit in 1997 included a write-off of inventory (primarily POCSAG PageCards) of $588,572, or 12.6% of product revenue. Product gross profit before inventory write-off in 1997 increased over 1996 due to favorable product mix from a higher percentage of higher margin serial card sales, higher product gross profit margins on new products, and lower product manufacturing costs. The product gross margin in 1996 increased over 1995 due to product mix, with a higher percentage of revenues attributable to the higher margin serial card, and to lower cost of products sold due to engineered cost decreases and vendor volume price discounts.

RESEARCH AND DEVELOPMENT

    Research and development expense in 1997 was $1,050,411, essentially flat with 1996 research and development expense of $1,067,399, reflecting similar levels of staffing and research and development activities in both years. Research and development expense in 1996 decreased 3% from 1995 research and development expense of $1,098,766. The decrease in 1996 reflected a decrease in costs of development tooling partially offset by an increase in personnel expenses, including employees, engineering contractors and consultants. To date, the Company has not capitalized any software development costs. The Company expects to increase its research and development expense in 1998.*

SALES AND MARKETING

    Sales and marketing expense in 1997 was $2,719,050, an increase of 2% over 1996 sales and marketing expense of $2,666,933. The moderate increase reflected higher sales and marketing staffing levels in the first half of 1997 and higher costs associated with marketing studies for new products, offset in the second half of the year with staffing reductions relating to reduced selling activities for the Company's PageCard wireless messaging system. Sales and marketing expense in 1996 represented an increase of 19% over 1995 expense of $2,232,276. The increase primarily reflected higher staffing levels, increased advertising activity and increased levels of travel. The Company expects to increase its sales and marketing activities from the second half levels of 1997, but with an overall decrease in total sales and marketing expense in 1998 compared to 1997.*

GENERAL AND ADMINISTRATIVE

    General and administrative expense in 1997 was $1,613,492, substantially unchanged from 1996 expense of $1,647,335 and from 1995 expense of $1,630,668. The 1997 general and administrative expenses reflected lower staffing levels and lower occupancy costs from a move in the fourth quarter of 1996, offset by approximately $450,000 of expense increase associated with discontinued merger and financing activities charged to operations during 1997. General and administrative expense in 1996 compared to 1995 reflected higher recruiting and relocation fees, insurance costs and professional fees partially offset by reduced staffing levels, lower rent in November and December 1996 resulting from a relocation into new facilities, and by a two-month vacancy in the Chief Executive Officer position which was filled March 1, 1996. The Company expects its general and administrative expenses to moderately increase from second half of 1997 levels but with an overall decrease in total general and administrative expense for 1998.*

INTEREST INCOME, INTEREST EXPENSE, NET

    Interest income reflects interest earned on cash balances. Interest expense reflects interest expense on convertible notes issued and outstanding during 1997 and portions of 1995 (1995 convertible notes converted into common stock in June 1995 on completion of the Company's initial public offering), and interest expense relating to bank lines (see Note 6 to Notes to Financial Statements) and equipment lease financing obligations.

INCOME TAXES

    There was no provision for federal or state income taxes for the years ended December 31, 1997, 1996 and 1995, as the Company incurred net operating losses. As of December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $12,000,000 and $6,000,000, respectively. The Company also has federal and state tax credit carryforwards of approximately $180,000 and $150,000, respectively. The net operating losses and credit carryforwards will expire at various dates beginning in 1998 through 2012, if not utilized. The utilization of approximately $5,200,000 of the federal net operating loss included in the above amounts will be subject to a cumulative annual limitation of approximately $600,000 per year pursuant to the stock ownership change provision of the Tax Reform Act of 1986. Future changes in ownership, including stock offerings, may result in additional limitations.

    For financial reporting purposes, a valuation allowance of $6,310,000 has been recorded to offset deferred tax assets recognized under Financial Accounting Standards No. 109, "Accounting for Income

------------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis section, and in "Business".

Taxes," primarily related to net operating losses and capitalized research and development costs. See Note 13 of Notes to Financial Statements.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income (FAS 130) and Statement No. 131, Disclosures About Segments of An Enterprise and Related Information (FAS 131). FAS 130 establishes rules for reporting and displaying comprehensive income. FAS 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during 1998.

YEAR 2000 COMPLIANCE

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Although the Company believes that its hardware and software products are not dependent upon or affected by the use of dates for their operation, the Company believes that purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. The Company is not aware of any its major customers or suppliers whose operations are not Year 2000 compliant, however, the Company has not yet obtained specific confirmation from its major customers and suppliers and intends to do so by the end of 1998.* The Company's general accounting software has been upgraded by the software developer to continue to operate correctly in the Year 2000 and beyond. The Company has not yet installed or tested this upgrade and intends to do so during 1998.* The Company does not believe that the cost of such upgrade will be significant.

------------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis section, and in "Business".

QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth summary quarterly statements of operations for each of the quarters in 1997 and 1996. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in the Company's opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                               QUARTER ENDED
                                         -----------------------------------------------------------------------------------------
                                           MAR 31,      JUN 30,      SEP 30,      DEC 31,      MAR 31,      JUN 30,      SEP 30,
                                            1996         1996         1996         1996         1997         1997         1997
                                         -----------  -----------  -----------  -----------  -----------  -----------  -----------
SUMMARY QUARTERLY DATA:
Revenue:
  Product..............................   $   1,217    $     908    $   1,117    $   1,143    $   1,068    $   1,117    $   1,243
  Royalty and other....................          77           60           35           13            3            6          107
                                         -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total revenue..........................       1,294          968        1,152        1,156        1,071        1,123        1,350
Gross profit...........................         576          399          554          545          531          577          669
OPERATING EXPENSES:
  Research and development.............         271          244          260          292          272          273          260
  Sales and marketing..................         631          697          698          641          757          796          652
  General and administrative...........         367          408          436          436          329          537          495
                                         -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total operating expenses...............       1,269        1,349        1,394        1,369        1,358        1,606        1,407
Net loss...............................   $    (685)   $    (955)   $    (853)   $    (835)   $    (852)   $  (1,065)   $    (784)
Net loss applicable to common
  stockholders.........................   $    (685)   $    (955)   $    (853)   $  (1,378)   $    (883)   $  (1,073)   $    (789)
                                         -----------  -----------  -----------  -----------  -----------  -----------  -----------


                                           DEC 31,
                                            1997
                                         -----------
SUMMARY QUARTERLY DATA:
Revenue:
  Product..............................   $   1,230
  Royalty and other....................           5
                                         -----------
Total revenue..........................       1,235
Gross profit...........................         214
OPERATING EXPENSES:
  Research and development.............         245
  Sales and marketing..................         514
  General and administrative...........         253
                                         -----------
Total operating expenses...............       1,012
Net loss...............................   $    (854)
Net loss applicable to common
  stockholders.........................   $    (855)
                                         -----------

    The Company's gross profit for the quarter ended December 31, 1997 reflected a write-off of the Company's POCSAG PageCard inventories in the amount of approximately $500,000 due to low demand and the anticipated release in 1998 of wireless receivers that utilize the higher speed FLEX protocols. Operating expenses in the second half of fiscal 1997 declined as a result of the implementation of cost-control measures, including a reduction in head count, in all areas including research and development, sales and marketing and general and administrative and the completion of financing and discontinued merger activities.

    The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. The Company generally ships orders as received and as a result typically has little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, the Company has often recognized a substantial portion of its revenues in the last month of the quarter, typically in the last week. Operating results may continue to fluctuate in the future due to factors such as the demand for the Company's products, the size and timing of customer orders, the introduction of new products and product enhancements by the Company or its competitors, changes in the proportion of revenues attributable to royalties and service, product mix, timing of software enhancements, changes in the level of operating expenses, and competitive conditions in the industry. Because the Company's staffing and other operating expenses are based on anticipated revenue, a substantial portion of which is not typically generated until the end of each quarter, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used for operating activities was $2,173,687 for 1997, resulting primarily from the net loss, partially offset by increases in accounts payable and accrued liabilities. Net cash used for operating activities was $3,050,835 in 1996, resulting primarily from the net loss.

    Net cash used for investing activities was $183,178 in 1997 and $296,048 in 1996, used for the purchase of furniture, computing, test and manufacturing equipment.

    Net cash provided by financing activities was $2,015,421 in 1997, resulting primarily from proceeds from the issuance of subordinated convertible notes of $1,950,000 (see Note 5 to Notes to Financial Statements) and an increase in borrowings under the bank line of credit (see Note 6 to Notes to Financial Statements), partially offset by payments of capital and equipment financing notes leases (see Note 7 to Notes to Financial Statements) and payment of dividends to Series A preferred stockholders (see Note 4 to Notes to Financial Statements). Net cash provided by financing activities was $1,558,572 in 1996, primarily reflected the sale of Series A Convertible Preferred Stock, increases in borrowings under a revolving credit line with a bank and proceeds from the leasing of certain furniture and equipment, partially offset by payments of capital leases and equipment financing notes.

FUTURE CAPITAL NEEDS; INDEPENDENT AUDITORS' REPORT CONTAINED EXPLANATORY
  PARAGRAPH REGARDING GOING CONCERN.

    As of December 31, 1997, the Company had cash and cash equivalents of $276,900 and a working capital deficit of $(3,573,906). Although the Company sold $1,500,000 of Series B Convertible Preferred Stock during the first quarter of 1998, the Company believes its existing capital resources will be insufficient to satisfy its working capital requirements through the end of 1998, including, if not previously converted, the repayment of convertible subordinated notes and accrued interest on their due dates (see Note 5 to Notes to Financial Statements). The Company will need to raise additional capital to fund operations during 1998 and beyond, including planned increases in its sales and marketing and research and development efforts, and to finance the possible repayment of the outstanding convertible subordinated notes, which the Company intends to accomplish through the issuance of additional equity securities, through increased borrowings on the Company's bank line as the levels of receivables permit, and through development funding from development partners.* On March 27, 1998, the Company extended an offer to the holders of $1,750,000 of the convertible promissory notes to convert their notes into common stock or preferred stock of the Company in order to assist the Company to comply with the Pacific Exchange net tangible asset requirements. However, the extent to which such holders will accept the Company's offer is not currently known. The Report of Independent Auditors on the Company's financial statements for the year ended December 31, 1997 included in Form 10-KSB contains an explanatory paragraph regarding the Company's need for additional financing and indicated substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that such capital will be available on acceptable terms, if at all, and such terms may be dilutive to existing stockholders. The Company's inability to secure the necessary funding would significantly impair the ability of the Company to carry out its strategy of increasing its sales and marketing and research and development efforts and otherwise would have a material adverse affect on the Company's financial condition and results of operations.

RISK FACTORS

FUTURE CAPITAL NEEDS; INDEPENDENT AUDITORS' REPORT CONTAINED EXPLANATORY PARAGRAPH REGARDING
 GOING CONCERN

    See "Liquidity and Capital Resources", same title, in the preceding paragraph.

ILLIQUIDITY OF TRADING MARKET; POSSIBLE DELISTING OF SECURITIES FROM THE PACIFIC
  EXCHANGE; RISK OF PENNY STOCK STATUS

------------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis section, and in "Business".

    From the effective date of Socket's initial public offering (June 6, 1995) through November 26, 1996, Socket's Common Stock was listed on the Nasdaq SmallCap Market. However, the Common Stock was de-listed from such market effective November 27, 1996 and since then has traded on the OTC Bulletin Board. The Nasdaq SmallCap Market has recently adopted new, more stringent listing criteria. In order for the Company to become listed in the Nasdaq SmallCap Market under the new listing criteria, it must (i) either have net tangible assets of $4 million, a market capitalization of $50 million or net income in two of the past three years of $750,000; (ii) 1 million shares of public float;
(iii) a market capitalization of public float of $5 million; (iv) a bid price of $4.00 per share; (v) three market makers; and (vi) 300 stockholders. The Company currently does not meet these requirements, and there can be no assurance that the Company will meet these requirements in any future period. Socket's Common Stock is also quoted on the Pacific Exchange. The continued listing criteria of the Pacific Exchange requires the Company to have (i) at least 300,000 publicly held shares of Common Stock with a market value of at least $500,000, (ii) at least 250 public beneficial holders of its Common Stock, (iii) total net tangible assets of at least $500,000 or net worth of at least $2,000,000, and
(iv) a share bid price of at least $1 per share of Common Stock. The Company has not been in compliance with the net tangible asset or net worth requirements of the Pacific Exchange since December 31, 1996 and has, therefore, been subject to possible delisting procedures since that time. In March 1998, the Pacific Exchange granted the Company an extension to bring itself into compliance with the continued listing criteria and advised Socket that it would next review Socket's continued qualification for listing in June 1998. As of December 31, 1997, the Company had a working capital deficit of $(3,573,906), which was reduced by the Company's sale of an aggregate of $1.5 million in Series B Convertible Preferred Stock in the first quarter of 1998. Accordingly, the Company will need to raise additional equity capital and repay or convert existing convertible notes in the second quarter of 1998 in order to comply with the Pacific Exchange listing criteria, and there can be no assurance that the Company will be successful in doing so. On March 27, 1998, the Company extended an offer to the holders of $1,750,000 of the convertible promissory notes to convert their notes into common stock or preferred stock of the Company in order to assist the Company to comply with the Pacific Exchange net tangible asset requirements. However, the extent to which such holders will accept the Company's offer is not currently known. In the event the Company is unable to achieve compliance with the Pacific Exchange requirements, there can be no assurance that the Pacific Exchange will not decide to initiate delisting proceedings against Socket. If Socket's Common Stock remains delisted from the Nasdaq SmallCap Market and becomes delisted from the Pacific Exchange, the Company will become subject to the Commission's "penny stock" rules and therefore an investor will find it more difficult to dispose of, or to obtain accurate quotations as to the price of, Socket's securities.

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

SIGNIFICANT DILUTIVE EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE ON MARKET PRICE
  OF THE COMMON STOCK

    As of December 31, 1997, there were 918,508 shares of Common Stock issuable upon the exercise of options under Socket's 1995 and 1993 Stock Plans, as amended, and 807,590 shares of Socket Common Stock issuable upon exercise of warrants. The warrants issued by the Company in connection with its IPO in June 1995 are subject to certain dilution adjustments resulting from the subsequent issuance of common stock or securities converting into common stock at prices below the initial public offering price for the Company's common stock. Such issues include the Company's Series A Preferred Stock and its Convertible Subordinated Notes. After giving effect to these dilution adjustments, a total of 2,078,609 shares were issuable as of December 31, 1997 in connection with the exercise of warrants. In addition, an aggregate of 3,779,267 shares of Common Stock may be issued upon conversion of convertible promissory notes and accrued interest (See Notes 5 and 11 to Notes to Financial Statements). On March 27, 1998, the Company extended an offer to the holders of $1,750,000 of the convertible promissory notes to convert their notes into common stock or preferred stock of the Company in order to assist the Company to comply with the Pacific Exchange net tangible asset requirements. However, the extent to which such holders will accept the Company's offer is not currently known. In addition, the Company issued 30,065 shares of Series B Preferred Stock in the first quarter of 1998, which shares are convertible into an aggregate of 3,065,000 shares of Common Stock at the option of the holder at any time and will be automatically converted into Common Stock within two years and which earn an 8% dividend payable in shares of Common Stock on a quarterly basis. In connection with the sale of Series B Preferred Stock, the Company issued warrants to purchase an aggregate of 450,975 shares of Common Stock (see Note 17 to Notes to Financial Statements). All of the common shares, to the extent that they are eligible or appear to be eligible for sale in the public market, could have a materially adverse effect on the market price of the Socket Common Stock and therefore make it more difficult for Socket to sell equity securities or equity-related securities in the future at a time and price that Socket deems appropriate.

    The Company intends to issue additional equity securities in 1998 in order to fund working capital requirements and to achieve compliance with the net tangible asset requirements of the Pacific Exchange. To the extent the Company does so, existing stockholders of the Company will experience substantial dilution, particularly if the terms of such issuance include discounts to market prices or the issuance of warrants, as the Company did in the first quarter of 1998 with the issuance of $1,500,000 worth of Series B Convertible Preferred Stock and related warrants. In addition, to the extent the Company issues common or preferred equity at a discount to the then current market price, the Company will be required to record accretion of such stock in the Financial Statements which will adversely affect the Company's operating results for the period in which such stock is issued. For example, in the first quarter of 1998, the Company will be required to record accretion of Preferred Stock as a result of the discount on conversion to common stock related to the issuance of the Series B Convertible Preferred Stock (see note 17 of Notes to Financial Statements). In addition, the holders of the Series B Convertible Preferred Stock and related warrants and the holders of the outstanding convertible promissory notes are entitled to registration rights with respect to the shares of Common Stock underlying their respective securities. To the extent that such holders convert their existing securities into Common Stock, following the effective date of the Registration Statement related thereto, such shares will be immediately eligible to be sold in the public market without restriction under Rule 144 under the Securities Act of 1933, which, given the relatively low trading volumes for the Company's Common Stock, would likely have a significant depressant effect of the per share market price of the Company's Common Stock.

HISTORY OF OPERATING LOSSES; NO ASSURANCE OF PROFITABILITY

    Socket was incorporated in March 1992 and has incurred significant operating losses in every fiscal period since inception. Socket expects to incur quarterly operating losses at least through the first half of 1998 and possibly longer. Profitability, if any, will depend upon increased market acceptance of Socket's serial and Ethernet cards, Socket's ability to obtain additional capital to fund its working capital requirements, market acceptance of mobile computers that use Microsoft's Windows CE operating system, the consummation of Socket's Memorandum of Understanding with Motorola and the ability of Motorola and the Company to sell FLEX-based data paging receivers in a CompactFlash format for use with Microsoft's Palm PC beginning in the second half of 1998, the development of successful new products for new and existing markets, Socket's ability to increase gross margins through higher sales volumes and contract manufacturing efficiencies, expand its distribution capability, perform on development contracts, and manage its operating expenses. There can be no assurance that Socket will meet any of these objectives or ever achieve profitability.

SLOWLY EMERGING MARKET FOR WIRELESS DATA COMMUNICATION PRODUCTS

    The market for wireless data communications products has been slow to emerge, and there can be no assurance that it will develop sufficiently to enable the Company to achieve broad commercial acceptance of its products. Because this market is relatively new and has developed slowly, and because current and future competitors are likely to introduce a variety of competing wireless data communications solutions, it is difficult to predict the rate at which this market will grow, if at all. If the wireless data communications market fails to grow, or continues to grow more slowly than anticipated, the Company's business, operating results and financial condition will be materially adversely affected. Although the Company intends to conform its products to meet emerging standards in the wireless data communications market, there can be no assurance that industry standards will emerge or, if they become established, that the Company will be able to conform to these new standards in a timely fashion. Even if the market for wireless data communications products does develop, there can be no assurance that the Company's products will achieve commercial success within such market. Furthermore, the Company believes that its products enable third parties to develop and deliver wireless data solutions for the specific needs of business in a number of vertical market segments such as field sales, field service, finance, real estate, health care, and transportation on either a point to point or a group broadcasting basis. The Company's software developers kit enables third parties to address such needs by page-enabling existing applications to allow the transfer of data from an application through the paging network to the PageCard receiver where it can be downloaded into a mobile computer. The Company's software developer's kit is designed to provide program interfaces for software developers to page-enable their applications and to work with major Microsoft operating systems including Windows 95 and Windows CE. The Company is also developing a mobile information server that will extract information from a web page, prepare the information for transmission over the paging networks, and send the data to designated subscribers. The server is expected to simplify the sending of data over the paging networks by allowing data to be prepared for transmission by the server from a web page instead of within the application program. However, there can be no assurance that the Company will successfully complete or commercialize its mobile information server, that there will be market acceptance for such a product, and that products will not be developed by others that effectively compete in this market. And although a limited number of page-enabled applications are now available, there can be no assurance that any additional such applications will become available. Further, there can be no assurance that such page-enabled applications will be developed, or if developed, gain widespread commercial acceptance or that adoption of such applications will drive increased purchases of PageCard receivers. Finally, due to the unique nature of the PageCard receiver and PageCard WMS, which combine certain technologies and features of paging and mobile computing, the Company believes it will be required to incur significant expenses for sales and marketing, including advertising, to educate potential customers.* Broad commercialization of the Company's products will require the Company to overcome significant technological and market development hurdles, many of which may not be currently foreseen.

DEPENDENCE ON THE MARKET FOR MOBILE COMPUTERS; DEPENDENCE ON MARKET SUCCESS OF
  WINDOWS CE

    Substantially all of the Company's products are designed for use in mobile computers, including handheld PCs and, beginning in the second half of 1998, Palm PCs. The Company expects to continue to derive a significant portion of revenues from the sale of its products for use in mobile computers, particularly those that use the Windows CE operating system. The market for mobile computers is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition, resulting in short product life cycles and regular reductions of average selling prices over the life of a specific product. Although the market for mobile computers has grown substantially in recent years, there can be no assurance that such growth will continue. A reduction in sales of the market for mobile computers or a reduction in the growth rate of such sales, would likely reduce demand for the Company's products. Any reduction in the demand for mobile computers would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's ability to compete successfully will depend on its ability to identify and ensure compliance with evolving industry standards. Unanticipated changes in industry standards could render the Company's products incompatible with products developed by major hardware manufacturers and software developers, including Microsoft and Motorola. The Company could be required, as a result, to invest significant time and resources to redesign the company's products to ensure compliance with relevant standards. If the Company's products are not in compliance with prevailing industry standards for a significant period of time, the Company would miss opportunities to have its products specified as standards for new hardware components designed by mobile computer manufacturers and OEMs. The failure to achieve any such design win would result in the loss of any potential sales volume that could be generated by such newly designed hardware component which could have a material adverse effect on the company's business, financial condition and results of operations.

    Beginning in 1997, the Company implemented a strategy of focusing its product development efforts on mobile computers and other devices that use the Windows CE operating system of Microsoft. As a result, the Company's success is substantially dependent on the commercial success of handheld PCs, palm PCs and other devices that operate on the Windows CE operating system for which the Company's current products and products under development are designed. Therefore, the Company's future success depends on factors outside of its control, including market acceptance of Windows CE generally and other factors affecting the commercial success of Windows CE computers and devices, including changes in industry standards or the introduction of new or competing technologies. Accordingly, there can be no assurance that Windows CE will achieve the market acceptance anticipated by the Company. Any delays in or failure of Windows CE to achieve such market acceptance would reduce the number of potential customers of the Company's products, which could result in a material adverse effect on the Company's business, operating results or financial condition. In addition, Microsoft has announced that it expects volume shipments of Palm PCs using Windows CE to begin in the second half of 1998. Any significant delay in the introduction and shipment of Palm PCs, which is entirely out of the Company's control, would delay potential revenues for the Company and would likely have a material adverse effect on the Company's future operating results and financial condition.

------------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that that the Company's actual results will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis section, and in "Business".

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

    The markets for mobile computers and their peripherals and for wireless data communications are extremely competitive and characterized by rapidly advancing technology, frequent changes in user preferences and frequent product introductions. The future success of the Company will depend in large part on its ability, and that of its strategic partners, to keep pace with advances in software and hardware technologies for mobile computing and wireless data communications. There can be no assurance that the Company will be able to respond effectively to these technological changes or to new product introductions by others. The Company is jointly developing with Cetronic AB a FLEX and ERMES version of the PageCard, however, there is no assurance that the Company will be able to successfully complete future products based upon these new technologies or that there will be market acceptance of these products if completed.

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

POTENTIAL QUARTERLY FLUCTUATIONS; ABSENCE OF SIGNIFICANT ORDER BACKLOG

    The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. The Company generally ships orders as received and as a result typically has little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, the Company has often recognized a substantial portion of its revenues in the last month of the quarter, typically in the last week. Operating results may continue to fluctuate in the future due to factors such as the demand for the Company's products, the size and timing of customer orders, unanticipated delays or problems in the introduction of new products and product enhancements by the Company or the introduction of new products and product enhancements by its competitors, changes in the proportion of revenues attributable to royalties and service, product mix, timing of software enhancements, changes in the level of operating expenses, and competitive conditions in the industry including competitive pressures resulting in lower average selling prices. Because the Company's staffing and other operating expenses are based on anticipated revenue, a substantial portion of which is not typically generated until the end of each quarter, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter. As a result of any of the foregoing factors, the Company's results of operations in any given quarter may be below the expectations of public market analysts or investors, in which case the market price of the Company's Common Stock would be materially and adversely affected.

    The Company generally does not operate with a significant order backlog, and a substantial portion of the Company's revenue in any quarter is derived from orders booked in that quarter. Accordingly, the Company's sales expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders and they cannot be predicted with any degree of certainty. The Company makes significant investments in sales and marketing and in research and development based on such internal estimates, and if orders and sales do not meet expectations, the adverse effect may be magnified by the Company's inability to adjust spending in a timely manner to compensate for revenue shortfall.

DEPENDENCE ON STRATEGIC ALLIANCES AND BUSINESS RELATIONSHIPS

    The Company's strategy is to establish strategic alliances and business relationships with leading participants in various segments of the communications and mobile computer markets.* In accordance with this strategy, the Company has entered into alliances or relationships with Cetronic AB, Compaq Computer Corporation, Lucent Technologies, Microsoft, Mitsubishi Corporation, Motorola, the National Dispatch Center, PageNet and Welch Allyn. The Company's success will depend not only on the Company's continued relationships with these parties, but also on its ability to enter into additional strategic arrangements with new partners on commercially reasonable terms. The Company believes that, in particular, relationships with application software developers are extremely important in creating commercial uses for the Company's products necessary to achieve growth. Any future relationships may require the Company to share control over its development, manufacturing and marketing programs or to relinquish rights to certain versions of its technology. There can be no assurance that the Company's strategic partners will not revoke their commitment to the Company's products or services at any time in the future, that they will not develop their own competitive products or services, or that the hardware or software of such companies that is integrated into the company's products will not contain defects or errors. Accordingly, there can be no assurance that the Company's existing or future strategic relationships will result in sustained business alliances, successful product or service offerings or the generation of significant revenues for the Company. Failure of one or more of such alliances could result in delay or termination of product development projects, reduction in market penetration, decreased ability to win new customers or loss of confidence by current or potential customers, any of which could have a material adverse effect on the Company's business, results of operations or financial condition.

    As part of its strategy, the Company has developed a close working relationship with Microsoft to design products for use with the handheld PCs and palm PCs that use Microsoft's Windows CE operating system. Beginning in 1997, the Company has increasingly devoted significant research and development resources to such design activities for Microsoft's standards, diverting financial and personnel resources from other development projects. The Company's design activities are not undertaken pursuant to any agreement under which Microsoft is obligated to continue the collaborative design projects or to sell the resulting products. Consequently, Microsoft may terminate its collaborations with the Company for a variety of reasons including the Company's failure to meet agreed-upon standards or for reasons beyond the Company's control, including changing market conditions, increased competition, discontinued product lines and product obsolescence. Although the Company believes that its recent Memorandum of Understanding with Motorola will enhance its collaboration with Microsoft with respect to the design of products for Microsoft's Windows CE operating system, there can be no assurance that Microsoft will not in the future discontinue collaborating with the Company on the design of the Company's current and

------------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that that the Company's actual results will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis section, and in "Business".

future products, which would result in the Company having expended significant research and development resources without benefit and having lost potential revenues from the development and sale of alternative products. In such event, the Company's business, operating results and financial condition would be materially adversely affected.

DEPENDENCE ON KEY EMPLOYEES, NEED TO HIRE ADDITIONAL SALES AND MARKETING AND
  PRODUCT DEVELOPMENT PERSONNEL

    The Company's future success will depend in significant part upon the continued service of certain key technical and senior management personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing key managerial, technical or sales and marketing personnel. The loss of key personnel in the future could have a material adverse effect upon the Company's results of operations.

    The Company believes its ability to achieve increased revenues and to develop successful new products and product enhancements will depend in part upon its ability to attract and retain highly skilled sales and marketing and product development personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key employees or that it will be successful in attracting and retaining such personnel in the future. In addition, the Company's ability to hire and retain such personnel will depend upon the Company's ability to raise capital or achieve increased revenue levels to fund the costs associated with such personnel. Failure to attract and retain key personnel will have a material adverse effect on the Company's business, operating results and financial condition.

DISTRIBUTION RISKS, PRODUCT RETURNS AND WARRANTIES

    The Company sells its products primarily through distributors, resellers and OEMs. To date the Company has not achieved significant OEM sales and there can be no assurance that the Company will achieve significant sales through this channel. The Company's largest distributors, Ingram Micro and Tech Data in the U.S. and PPCP in the U.K., accounted for approximately 21%, 15%, and 21% respectively, of the Company's revenue in 1997. The Company's agreements with OEMs, distributors and resellers, in large part, are nonexclusive and may be terminated on short notice by either party without cause. The Company's OEMs, distributors and resellers are not within the control of the Company, are not obligated to purchase products from the Company and may represent other lines of products. A reduction in sales effort or discontinuance of sales of the Company's products by its OEMs, distributors and resellers could lead to reduced sales and could materially adversely affect the Company's operating results. Use of distributors also entails the risk that distributors will build up inventories in anticipation of a growth in sales. If such growth does not occur as anticipated, these distributors may substantially decrease the amount of product ordered in subsequent quarters. Such fluctuations could contribute to significant variations in the Company's future operating results. The distribution industry has been characterized by rapid change, including consolidations and financial difficulties of distributors and the emergence of alternative distribution channels. In addition, there are an increasing number of companies competing for access to these channels. The loss or ineffectiveness of any of the Company's major distributors could have a material adverse effect on the Company's operating results.

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

RISKS ASSOCIATED WITH EXPORT SALES

    Export sales (sales to customers outside the United States) accounted for approximately 49% of the Company's revenue in 1997 and export sales continue to account in 1998 for a significant portion of revenue. Accordingly, the Company's operating results are subject to the risks inherent in export sales, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in managing foreign operations, the burdens of complying with a variety of foreign laws, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences and political and economic instability. In addition, the Company's export sales are currently denominated predominately in United States dollars, and accordingly, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive and therefore potentially less competitive in foreign markets.

  --------------------------

  * This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis section, and in "Business".

ITEM 7.  FINANCIAL STATEMENTS

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Socket Communications, Inc.

    We have audited the accompanying balance sheets of Socket Communications, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficit) and redeemable convertible preferred stock, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Socket Communications, Inc. at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    The accompanying financial statements have been prepared assuming Socket Communications, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring operating losses, net capital deficiency and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          ERNST & YOUNG LLP

San Jose, California
February 17, 1998, except for
  Note 17 for which the date is
  March 25, 1998

                          SOCKET COMMUNICATIONS, INC.

                                 BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                    ------------------------------
                                                                                         1997            1996
                                                                                    --------------  --------------
                                                      ASSETS
Current assets:
  Cash and cash equivalents.......................................................  $      276,900  $      618,344
  Accounts receivable, net of allowance for doubtful accounts of $44,691 in 1997
    and $35,330 in 1996...........................................................         855,925         833,259
  Accounts receivable from related party..........................................          43,371        --
  Inventories.....................................................................         195,127         738,808
  Prepaid expenses................................................................           9,048          20,523
                                                                                    --------------  --------------
    Total current assets..........................................................       1,380,371       2,210,934
Property and equipment:
  Machinery and office equipment..................................................         600,851         495,199
  Computer equipment..............................................................         530,239         452,713
                                                                                    --------------  --------------
                                                                                         1,131,090         947,912
  Accumulated depreciation........................................................        (807,502)       (535,387)
                                                                                    --------------  --------------
                                                                                           323,588         412,525
Other assets......................................................................          66,305          48,235
                                                                                    --------------  --------------
    Total assets..................................................................  $    1,770,264  $    2,671,694
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Bank line of credit.............................................................  $      523,941  $      322,743
  Convertible subordinated notes..................................................       1,950,000        --
  Accounts payable................................................................       1,581,008       1,062,250
  Accounts payable to related parties.............................................          66,966          18,654
  Accrued expenses................................................................         314,380         215,009
  Accrued payroll and related expenses............................................         277,553         230,758
  Deferred revenue................................................................         178,625         238,776
  Current portion of capital leases and equipment financing notes.................          61,804         109,236
                                                                                    --------------  --------------
    Total current liabilities.....................................................       4,954,277       2,197,426
Long-term portion of capital leases and equipment financing notes.................          40,931         102,735
Stockholders' equity (deficit):
  Preferred stock, $0.001 par value:
    Authorized shares--3,000,000 Series A Convertible Preferred Stock:
      Designated shares--1,000,000
      Issued and outstanding shares--none in 1997, 15,500 in 1996.................        --             1,793,813
  Common stock, $0.001 par value:
    Authorized shares--15,000,000
    Issued and outstanding shares--6,501,275 in 1997, 3,028,976 in 1996...........           6,501           3,029
  Additional paid-in capital......................................................      13,208,038      11,413,920
  Accumulated deficit.............................................................     (16,439,483)    (12,839,229)
                                                                                    --------------  --------------
    Total stockholders' equity (deficit)..........................................      (3,224,944)        371,533
                                                                                    --------------  --------------
      Total liabilities and stockholders' equity (deficit)........................  $    1,770,264  $    2,671,694
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                            See accompanying notes.

                          SOCKET COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS

                                                                                YEARS ENDED DECEMBER 31,
                                                                       -------------------------------------------
                                                                           1997           1996           1995
                                                                       -------------  -------------  -------------
Revenue:
  Product............................................................  $   4,657,973  $   4,385,251  $   4,352,368
  Royalty and other..................................................        121,227        185,187        178,111
                                                                       -------------  -------------  -------------
    Total revenue....................................................      4,779,200      4,570,438      4,530,479
Cost of revenue......................................................      2,788,108      2,496,028      2,874,062
                                                                       -------------  -------------  -------------
Gross profit.........................................................      1,991,092      2,074,410      1,656,417
Operating expenses:
  Research and development...........................................      1,050,411      1,067,399      1,098,766
  Sales and marketing................................................      2,719,050      2,666,933      2,232,276
  General and administrative.........................................      1,613,492      1,647,335      1,630,668
                                                                       -------------  -------------  -------------
    Total operating expenses.........................................      5,382,953      5,381,667      4,961,710
                                                                       -------------  -------------  -------------
Operating loss.......................................................     (3,391,861)    (3,307,257)    (3,305,293)
Interest income......................................................          2,544         29,496        101,203
Interest expense.....................................................       (165,472)       (50,609)      (111,435)
                                                                       -------------  -------------  -------------
Net loss.............................................................     (3,554,789)    (3,328,370) $  (3,315,525)
                                                                                                     -------------
                                                                                                     -------------
Preferred stock dividend.............................................        (45,465)
Accretion of preferred stock.........................................                      (542,500)
                                                                       -------------  -------------
Net loss applicable to common stockholders...........................  $  (3,600,254) $  (3,870,870)
                                                                       -------------  -------------
                                                                       -------------  -------------
Basic and diluted net loss per share applicable to common
  stockholders (pro forma in 1995)...................................  $       (0.70) $       (1.28) $       (1.38)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Weighted average shares outstanding..................................      5,149,000      3,015,000      2,396,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

                            See accompanying notes.

                          SOCKET COMMUNICATIONS, INC.

          STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND REDEEMABLE
                          CONVERTIBLE PREFERRED STOCK

                           REDEEMABLE              SERIES A
                      CONVERTIBLE PREFERRED       CONVERTIBLE                                                            TOTAL
                              STOCK             PREFERRED STOCK          COMMON STOCK       ADDITIONAL                STOCKHOLDERS'
                      ---------------------  ---------------------  ----------------------   PAID-IN    ACCUMULATED      EQUITY
                       SHARES      AMOUNT     SHARES      AMOUNT     SHARES      AMOUNT      CAPITAL      DEFICIT      (DEFICIT)
                      ---------  ----------  ---------  ----------  ---------  -----------  ----------  ------------  ------------
Balance at December
  31, 1994..........    769,393  $4,179,679     --      $   --        266,714   $     267   $   12,753   $(5,652,834)  $(5,639,814)
Issuance of Initial
  Public Offering
  common stock for
  $6.00 per share in
  June 1995, net of
  issuance costs of
  $1,805,924........     --          --         --          --      1,100,550       1,100    4,796,276       --         4,797,376
Conversion of all
  redeemable
  convertible
  preferred stock to
  common stock in
  June 1995.........   (769,393) (4,179,679)    --          --        953,053         953    4,178,726       --         4,179,679
Conversion of
  convertible notes
  and accrued
  interest to common
  stock in June
  1995..............     --          --         --          --        597,291         597    2,388,635       --         2,389,232
Exercise of common
  stock options.....     --          --         --          --         23,596          24       12,058       --            12,082
Exercise of
  warrants..........     --          --         --          --         49,666          50        5,215       --             5,265
Net loss............                            --          --         --          --           --       (3,315,525)   (3,315,525)
                      ---------  ----------  ---------  ----------  ---------  -----------  ----------  ------------  ------------
Balance at December
  31, 1995..........     --          --         --          --      2,990,870       2,991   11,393,663   (8,968,359)    2,428,295
Issuance of Series A
  Convertible
  Preferred Stock...     --          --         15,500   1,251,313     --          --           --           --         1,251,313
Exercise of common
  stock options.....     --          --         --          --         38,106          38       20,257       --            20,295
Accretion of
  preferred stock...     --          --         --         542,500     --          --           --         (542,500)       --
Net loss............     --          --         --          --         --          --           --       (3,328,370)   (3,328,370)
                      ---------  ----------  ---------  ----------  ---------  -----------  ----------  ------------  ------------
Balance at December
  31, 1996..........     --          --         15,500   1,793,813  3,028,976       3,029   11,413,920  (12,839,229)      371,533
Conversion of Series
  A Convertible
  Preferred Stock to
  common stock......     --          --        (15,500) (1,793,813) 3,466,649       3,466    1,790,347       --            --
Dividends on Series
  A Convertible
  Preferred Stock...     --          --         --          --         --          --           --          (45,465)      (45,465)
Exercise of common
  stock options.....     --          --         --          --          5,650           6        3,771       --             3,777
Net loss............     --          --         --          --         --          --           --       (3,554,789)   (3,554,789)
                      ---------  ----------  ---------  ----------  ---------  -----------  ----------  ------------  ------------
Balance at December
  31, 1997..........     --      $   --         --      $   --      6,501,275   $   6,501   $13,208,038 ($16,439,483)  $(3,224,944)
                      ---------  ----------  ---------  ----------  ---------  -----------  ----------  ------------  ------------
                      ---------  ----------  ---------  ----------  ---------  -----------  ----------  ------------  ------------

                          SOCKET COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED DECEMBER 31,
                                                                       -------------------------------------------
                                                                           1997           1996           1995
                                                                       -------------  -------------  -------------
OPERATING ACTIVITIES
  Net loss...........................................................  $  (3,554,789) $  (3,328,370) $  (3,315,525)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation.......................................................        108,280         79,095        160,929
  Amortization.......................................................        163,835        150,634         95,847
  Accrued interest on converted notes................................       --             --              110,232
  Loss on disposal of property and equipment.........................       --                7,173       --
  Changes in operating assets and liabilities:
    Accounts receivable..............................................        (22,666)        67,458         36,101
    Accounts receivable from related party...........................        (43,371)      --             --
    Inventories......................................................        543,681       (228,477)      (300,270)
    Prepaid expenses.................................................         11,475         11,357          6,708
    Other assets.....................................................        (18,070)        24,201        (26,426)
    Accounts payable.................................................        503,611         99,579       (125,596)
    Accounts payable to related parties..............................         48,312        (25,109)       (41,695)
    Accrued expenses.................................................         99,371         92,004         22,688
    Accrued payroll and related expenses.............................         46,795       (127,013)       156,953
    Deferred revenue.................................................        (60,151)       126,633         (9,267)
                                                                       -------------  -------------  -------------
      Net cash used in operating activities..........................     (2,173,687)    (3,050,835)    (3,229,321)
INVESTING ACTIVITIES
  Purchase of equipment..............................................       (183,178)      (296,048)      (146,799)
                                                                       -------------  -------------  -------------
      Net cash used in investing activities..........................       (183,178)      (296,048)      (146,799)
FINANCING ACTIVITIES
  Payments on capital leases and equipment financing notes...........       (109,236)      (121,640)       (79,043)
  Proceeds from equipment financing..................................       --               85,861        125,493
  Net advances on revolving line of credit...........................        201,198        322,743       --
  Proceeds from issuance of convertible subordinated notes...........      1,950,000       --            1,469,000
  Repayment of convertible notes.....................................       --             --             (955,000)
  Preferred stock dividends paid.....................................        (30,318)      --             --
  Stock options exercised............................................          3,777         20,295         12,082
  Stock warrants exercised...........................................       --             --                5,265
  Net proceeds from sale of preferred stock..........................       --            1,251,313       --
  Net proceeds from sale of common stock.............................       --             --            4,797,376
                                                                       -------------  -------------  -------------
      Net cash provided by financing activities......................      2,015,421      1,558,572      5,375,173
                                                                       -------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents.................       (341,444)    (1,788,311)     1,999,053
Cash and cash equivalents at beginning of year.......................        618,344      2,406,655        407,602
                                                                       -------------  -------------  -------------
Cash and cash equivalents at end of year.............................  $     276,900  $     618,344  $   2,406,655
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest...............................................  $      63,061  $      50,609  $      25,599
Dividends accrued but unpaid.........................................  $      15,147  $    --        $    --
Notes payable and accrued interest converted to common stock.........  $    --        $    --        $   2,389,232
Accretion of preferred stock.........................................  $    --        $     542,500  $    --
Conversion of preferred stock to common stock........................  $   1,793,813  $    --        $    --

                            See accompanying notes.

                          SOCKET COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

    Socket Communications, Inc. ("Socket" or "the Company") develops and sells connection solutions for Windows CE based handheld computers and other mobile computers, including a family of low power PC Card adapters for serial communications, Ethernet connectivity, mobile data collection, and wireless messaging. Socket's PageCard-Registered Trademark- receives and downloads wireless data to a notebook or Windows CE mobile computer. During 1997, the Company wrote off excess inventory, primarily POCSAG PageCards, of approximately $590,000. Socket also is developing its family of serial, Ethernet and mobile data collection PC cards in a CompactFlash-TM- format for use with smaller handheld computers and other devices, and is working with Motorola Corporation to develop, during 1998, the software for a FLEX CompactFlash format wireless receiver for use with Windows CE mobile computers and embedded devices, which the Company plans to sell. Socket's products utilize the company's low power chip technology, making them ideal for battery-operated mobile computers. The PageSoft-Registered Trademark- library of wireless messaging software includes development tools and send and receive applications. Socket Wireless Messaging Services include operator dispatch, Internet and Worldwide Web gateways for wireless messages, plus voice mail and fax forwarding services with automatic wireless notification. In 1995, the Company was reincorporated in the state of Delaware.

BASIS OF PRESENTATION

    As of December 31, 1997, the Company had cash and cash equivalents of $276,900. During the first quarter of 1998, the Company sold $1,500,000 of Series B Convertible Preferred Stock (see Note 17). The Company believes its existing capital resources will be insufficient to satisfy its working capital requirements through the end of 1998, including, if not previously converted, the repayment of convertible subordinated notes and accrued interest on their due dates (see Note 5). The Company will need to raise additional capital to fund operations during 1998 and beyond, and to finance the possible repayment of its convertible subordinated notes, which the Company intends to accomplish through the issuance of additional equity securities, through increased borrowings on the Company's bank line as the levels of receivables permit, and through development funding from development partners. The Company will also encourage the holders of the Company's convertible subordinated notes to convert their principal and interest into equity on or prior to the due dates of the notes. The Report of Independent Auditors on the Company's financial statements for the year ended December 31, 1997 contains an explanatory paragraph regarding the Company's need for additional financing and indicated substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that such capital will be available on acceptable terms, if at all, and such terms may be dilutive to existing stockholders. The Company's inability to secure the necessary funding would have a material adverse affect on the Company's financial condition and results of operations. The Company's actual working capital needs will depend upon numerous factors, however, including the extent and timing of acceptance of the Company's products in the market, the Company's operating results, the progress of the Company's research and development activities, the cost of increasing the Company's sales and marketing activities and the status of competitive products, none of which can be predicted with certainty. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

                          SOCKET COMMUNICATIONS, INC.

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

    Cash equivalents consist mainly of money market funds which are, highly liquid financial instruments that are readily convertible to cash. The Company has not incurred losses related to these instruments. As of December 31, 1997 and December 31, 1996, the Company had no material investments in debt or equity securities.

INVENTORIES

    Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
Raw materials and sub-assemblies......................................  $  179,267  $  712,106
Finished goods........................................................      15,860      26,702
                                                                        ----------  ----------
                                                                        $  195,127  $  738,808
                                                                        ----------  ----------
                                                                        ----------  ----------

    During 1997, the Company wrote off excess inventory, primarily POCSAG PageCards, of approximately $590,000.

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

                          SOCKET COMMUNICATIONS, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

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

RESEARCH AND DEVELOPMENT

    Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expenses in the accompanying statements of operations.

ADVERTISING EXPENSE

    The cost of advertising is expensed as incurred. The Company incurred $343,910, $370,945 and $340,086 in advertising costs during 1997, 1996, and
1995, respectively.

NET LOSS PER SHARE

    In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE. Statement 128 replaced the calculation of primary and fully diluted loss per share with basic and diluted loss per share. Unlike primary loss per share, basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net loss per share includes potential common shares, when dilutive, from stock options (using the treasury stock method), from convertible preferred stock (using the if-converted method), and from convertible notes (using the if-converted method). As the Company has experienced losses since inception, no potential common shares from stock options or convertible preferred stock or notes have been included in the net loss per share calculation as they are antidilutive. In addition, in February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98, EARNINGS PER SHARE. Staff Accounting Bulletin No. 98 effected the treatment of certain stock and warrants ("cheap stock") issued within a one-year period prior to an initial public offering. Upon the adoption of Statement 128, the staff generally does not continue to believe that such stock and warrants should be treated as outstanding for all reported periods. Loss per share amounts presented have been restated to conform to the Statement 128 and Staff Accounting Bulletin No. 98 requirements.

                          SOCKET COMMUNICATIONS, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following table sets forth the computation of basic and pro forma basic net loss per share (amounts in thousands except per share):

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
Numerator for basic:
  Net loss........................................................................  $  (3,555) $  (3,328) $  (3,316)
                                                                                                          ---------
                                                                                                          ---------
  Preferred stock dividends.......................................................        (45)    --
  Accretion of preferred stock....................................................     --           (543)
                                                                                    ---------  ---------
Net loss applicable to common shareholders........................................  $  (3,600) $  (3,871)
                                                                                    ---------  ---------
                                                                                    ---------  ---------
Denominator:
  Weighted average common shares outstanding......................................      5,149      3,015      1,757
  Convertible preferred stock (pro forma 1995)....................................     --         --            425
  Convertible notes payable (pro forma 1995)......................................     --         --            214
                                                                                    ---------  ---------  ---------
Shares used in computing basic net loss per share.................................      5,149      3,015      2,396
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Basic net loss per share applicable to common stockholders
  (pro forma for 1995)............................................................  $   (0.70) $   (1.28) $   (1.38)
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

    The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses since inception and thus no potential common shares from stock options, convertible preferred stock or convertible notes have been included in the net loss per share calculation.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income (FAS 130) and Statement No. 131, Disclosures About Segments of An Enterprise and Related Information (FAS 131). FAS 130 establishes rules for reporting and displaying comprehensive income. FAS 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during 1998.

NOTE 3--CONVERTIBLE NOTES AND WARRANTS ISSUED PRIOR TO THE IPO

    During August through December 1994 and January through April 1995, the Company issued $1,765,000 and $1,469,000, respectively, of convertible notes (collectively the "Pre-IPO Debt Financing"). In June 1995, on completion of the IPO, $955,000 in convertible note principle was repaid and the balance of $2,279,000 plus accrued interest of $110,232 (total $2,389,232) was converted to 597,291 shares of common stock. In addition, 769,393 originally issued preferred shares, constituting all of the preferred shares outstanding at the time of the IPO, were converted in June 1995 into 953,053 common shares.

NOTE 4--SERIES A CONVERTIBLE PREFERRED STOCK

    The Board of Directors may issue 3,000,000 shares of preferred stock in one or more series and may fix the rights, privileges and restrictions granted to or imposed upon any wholly unissued series of preferred stock, as well as to fix the number of shares constituting any series and designations of such

                          SOCKET COMMUNICATIONS, INC.

NOTE 4--SERIES A CONVERTIBLE PREFERRED STOCK (CONTINUED) series, without any further vote or action by the stockholders. In October 1996, the Company designated 1,000,000 shares of the 3,000,000 Preferred Stock as Series A Convertible Preferred Stock.

    On November 1, 1996 (the "Closing"), the Company sold 15,500 shares of its Series A Convertible Preferred Stock, $0.001 par value, at $100 per share pursuant to Regulation D of the Securities Act of 1933, as amended (the "Series A Transaction"). The Series A Transaction was effected pursuant to a Private Offering Memorandum. Each share of Series A Convertible Preferred Stock was convertible at the option of the holder, in whole or in part, at any time on or after the 60th day following the Closing, into shares of Common Stock of the Company equal to $100 divided by the lower of: (i) the closing bid price of the Company's Common Stock, as reported on the Nasdaq OTC Bulletin Board Market, on the date of Closing; and (ii) 65% of the average bid price of the Company's Common Stock, as reported on the OTC bulletin board, for the five business days prior to the business day on which notice of conversion is transmitted by the holder of such share of Series A Convertible Preferred Stock, subject to adjustment in certain events. Each share of Series A Convertible Preferred Stock converted automatically into shares of Common Stock on the first anniversary of the Closing. In connection with the Series A Transaction, the placement agent received a warrant to purchase 43,539 shares of common stock at an exercise price of $3.56 per share. The warrant is immediately exercisable and has a 5 year term. No shares were converted as of December 31, 1996. During 1997, all Series A Convertible Preferred shares converted into 3,466,649 shares of common stock. The Company recorded accretion of $542,500 for the 35% discount given to the Series A convertible preferred stockholders in the fourth quarter of 1996.

    The holders of the Series A Convertible Preferred Stock are entitled to receive dividends at an annual rate of 6% (adjusted ratably if a holder converts Series A Convertible Preferred Stock into Common Stock prior to a Dividend Payment date, as defined hereafter), payable on April 1, 1997 and November 1, 1997 (each a "Dividend Payment Date"), and otherwise when, and as and if declared by the Board of Directors at the same rate as to which any dividend is declared and paid on shares of Common Stock. No dividends shall be declared or paid on any shares of Common Stock unless an equal or greater dividend is paid on the Series A Convertible Preferred Stock in the same year. During 1997, the Company accrued dividends of $45,565 ($0.01 per share).

NOTE 5--CONVERTIBLE SUBORDINATED NOTES

    On various dates during 1997, the Company issued convertible subordinated promissory notes to Cetronic AB, certain Cetronic shareholders, and to the Company's directors. The interest rate on the notes is 8% and all or part of the principal and accrued interest are convertible into common shares of the Company at the option of the holder anytime prior to their due date. No shares had been converted as of December 31, 1997. The Company may also prepay the notes in whole or in part at any time upon prior written notice to the holder. A note to Cetronic for $500,000 due December 12, 1998 is secured by certain marketing and manufacturing rights for the FLEX (a high speed paging protocol) and ERMES/POCSAG (a worldwide standard for transmitting alphanumeric messages to paging receivers) products being developed jointly by Socket and Cetronic. All other notes are unsecured. The notes are subordinated to the bank financing arrangements described in Note 6. The due dates on certain notes were extended and the conversion rates repriced during or at the end of their original note terms.

                          SOCKET COMMUNICATIONS, INC.

NOTE 5--CONVERTIBLE SUBORDINATED NOTES (CONTINUED)
    Notes outstanding, due dates, and conversion rates for conversion of principal and accrued interest into common stock as of December 31, 1997 are as follows:

                                                                                     NOTE
   ORIGINAL ISSUE DATE         CURRENT DUE DATE         CONVERSION RATE/SHARE      PRINCIPAL
-------------------------  -------------------------  -------------------------  -------------
January 29, 1997           December 12, 1998                    $1.00             $   500,000
February 14, 1997          August 14, 1998                      $0.50                 500,000
June 12, 1997              December 12, 1998                    $0.53                 100,000
June 12, 1997              December 12, 1998                    $0.50                 500,000
November 7, 1997           December 12, 1998                    $0.53                 100,000
November 7, 1997           November 7, 1998                     $0.50                 150,000
November 24, 1997          December 12, 1998                    $0.50                 100,000
                                                                                 -------------
                                                                                  $ 1,950,000
                                                                                 -------------
                                                                                 -------------

    Conversion of note principal would result in the issuance of 3,377,359 common shares. In addition, conversion of accrued interest, assuming the notes were held to maturity, would result in the issuance of an additional 401,908 common shares.

NOTE 6--BANK FINANCING ARRANGEMENTS

    The Company entered into a credit agreement with a bank ("Original Agreement"), which commenced in July 1995 and expired on March 15, 1998. In March 1998, the Company entered into a new credit agreement ("New Agreement") which expires on April 15, 1999 (together, the "Agreements"). The Agreements are secured by the Company's current and future assets. The credit facility under the Agreements allows the company to borrow up to $500,000 based on the level of qualified receivables at an interest rate of the lenders index rate, which is based on prime, plus 1.5% (10% at December 31, 1997). The Original Agreement contains covenants that required the Company to maintain certain financial ratios. As of December 31, 1997 and 1996, the Company was not in compliance with the covenants and had obtained a waiver from the bank. The New Agreement contains covenants that require the Company to maintain certain financial ratios including current ratio and tangible net worth. As of December 31, 1997 and 1996, outstanding borrowings under the Agreement were $268,908 and $322,743, respectively, which were the amounts available under the line.

    In 1997, the Company entered into an international credit agreement (the International Agreement) with a commercial lending institution which expires on August 15, 1998. The International Agreement is secured by the Company's international receivables and by the Company's current and future assets. The credit facility under the International Agreement allows the Company to borrow up to $500,000 based on the level of qualified international receivables. As of December 31, 1997, outstanding borrowings under the International Agreement were $255,033, which is the amount available under the line.

NOTE 7--CAPITAL LEASE OBLIGATIONS AND EQUIPMENT FINANCINGS

    The Company leases certain of its equipment under capital leases. At December 31, 1997 and 1996, property and equipment with a cost of $233,757 and $478,165, respectively, were subject to such financing arrangements. Related accumulated amortization at December 31, 1997 and 1996, amounted to $165,996

                          SOCKET COMMUNICATIONS, INC.

NOTE 7--CAPITAL LEASE OBLIGATIONS AND EQUIPMENT FINANCINGS (CONTINUED) and $271,569, respectively. Future minimum payments under capital lease and equipment financing arrangements as of December 31, 1997 are as follows:

1998..............................................................  $  75,871
1999..............................................................     43,110
                                                                    ---------
  Total minimum payments..........................................    118,981
Less amount representing interest.................................    (16,246)
                                                                    ---------
Present value of net minimum payments.............................    102,735
Less current portion..............................................    (61,804)
                                                                    ---------
  Long-term portion...............................................  $  40,931
                                                                    ---------
                                                                    ---------

NOTE 8--COMMITMENTS

    In November 1996, the Company moved into new facilities under a five-year noncancelable operating lease which expires in October 2001. Future minimum lease payments under operating leases are as follows:

1998..............................................................  $ 195,905
1999..............................................................    195,905
2000..............................................................    195,905
2001..............................................................    163,254
                                                                    ---------
                                                                    $ 750,969
                                                                    ---------
                                                                    ---------

    Rental expense under all operating leases was $194,122, $330,097 and $413,616 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 9--STOCK OPTION/STOCK ISSUANCE PLAN

    The Company's 1993 Stock Option/Stock Issuance Plan (the 1993 Plan) provides for the grant of incentive stock options and nonstatutory stock options or the immediate issuance of the Company's common stock to employees, directors, and consultants of the Company at prices not less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The vesting and exercise provisions are determined by the Board of Directors, with a maximum term of ten years. Options granted and shares issued under the 1993 Plan generally vest over a four-year period, with 25% vesting after one year and 2.08% each month afterwards. Unvested shares which have been purchased are subject to repurchase by the Company.

                          SOCKET COMMUNICATIONS, INC.

NOTE 9--STOCK OPTION/STOCK ISSUANCE PLAN (CONTINUED)
    Information with respect to the 1993 Plan is summarized as follows:

                                                                                                         OUTSTANDING
                                                                                                           OPTIONS
                                                                                                        -------------
                                                                                                          WEIGHTED
                                                                                AVAILABLE   NUMBER OF   AVERAGE PRICE
                                                                                FOR GRANT     SHARES      PER SHARE
                                                                               -----------  ----------  -------------
Balance at December 31, 1994.................................................      13,855      213,625    $    0.60
  Increase in shares authorized..............................................      23,380       --           --
  Granted....................................................................     (16,617)      16,617    $    0.59
  Canceled...................................................................      62,887      (62,887)   $    0.60
  Exercised..................................................................      --          (23,596)   $    0.51
                                                                               -----------  ----------
Balance at December 31, 1995.................................................      83,505      143,759    $    0.61
  Canceled...................................................................      13,386      (13,386)   $    0.62
  Exercised..................................................................      --          (38,106)   $    0.56
                                                                               -----------  ----------
Balance at December 31, 1996.................................................      96,891       92,267    $    0.63
  Canceled...................................................................       8,846       (8,846)   $    0.65
  Exercised..................................................................      --           (5,650)   $    0.67
                                                                               -----------  ----------
Balance at December 31, 1997.................................................     105,737       77,771    $    0.63
                                                                               -----------  ----------
                                                                               -----------  ----------

    As of December 31, 1997, 1996 and 1995, 68,474, 67,286 and 78,878 options were exercisable at a weighted average exercise price of $0.63, $0.64 and $0.60, respectively. The exercise price of the options at December 31, 1997 ranged from $0.59 to $0.67. The Company has not granted options from the 1993 Plan since February 1995 and does not intend to make any future grants from the 1993 Plan. The weighted average contractual life for options outstanding under the 1993 Plan at December 31, 1997 is approximately 6.5 years.

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

                          SOCKET COMMUNICATIONS, INC.

NOTE 9--STOCK OPTION/STOCK ISSUANCE PLAN (CONTINUED)

    Information with respect to the 1995 Plan is summarized as follows:

                                                                            OUTSTANDING OPTIONS
                                                   AVAILABLE   NUMBER OF     WEIGHTED AVERAGE
                                                   FOR GRANT     SHARES       PRICE PER SHARE
                                                   ----------  ----------  ---------------------
  Shares authorized..............................     285,000      --
  Granted........................................    (175,749)    175,749        $    5.00
  Canceled.......................................      48,047     (48,047)            5.00
                                                   ----------  ----------
Balance at December 31, 1995.....................     157,298     127,702             5.00
  Increase in shares authorized..................     150,000      --
  Granted........................................    (360,650)    360,650             2.98
  Canceled.......................................      91,254     (91,254)            4.60
Repriced options canceled........................     260,192    (260,192)            4.12
Repriced options granted.........................    (260,192)    260,192             1.55
                                                   ----------  ----------
Balance at December 31, 1996.....................      37,902     397,098             1.57
Increase in shares authorized....................     300,000      --
  Granted........................................    (381,620)    381,620             0.61
  Canceled.......................................     285,189    (285,189)            1.40
                                                   ----------  ----------
Balance at December 31, 1997.....................     241,471     493,529        $    0.93
                                                   ----------  ----------
                                                   ----------  ----------

    In December 1996, the Company granted employees, including executives, the option to exchange 260,192 options with an aggregate exercise price of $1,073,260 for new options with an exercise price of $1.55 per share. All vested options that were repriced vested monthly over an additional one year period and the unvested repriced options will vest under the original terms of the option grant. As of December 31, 1997, 1996 and 1995, 223,891, zero and 2,244 options were exercisable at a weighted average exercise price of $1.28, zero and $5.00, respectively. At December 31, 1997, options to purchase 161,701 and 62,190 shares of common stock were exercisable at an exercise price of $1.55 and $0.56, respectively. The weighted average contractual life for options outstanding under the 1995 Plan at December 31, 1997 is approximately 9.1 years.

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

    Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For options granted prior to the initial public offering in 1995, the fair value for these options was estimated at the date of grant using the Minimum Value option pricing method. For options granted subsequent to the initial public offering, the fair value for these options was estimated at

                          SOCKET COMMUNICATIONS, INC.

NOTE 9--STOCK OPTION/STOCK ISSUANCE PLAN (CONTINUED) the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the years ended December 31:

                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
Rick-free interest rate (%)..........................................       6.28%      8.00%      8.00%
Dividend yield.......................................................     --         --         --
Volatility factor....................................................       .808       .600       .600
Expected option life (years).........................................        5.5        5.5        5.5

    The Minimum Value option valuation method may be used by nonpublic companies to value an award. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement 123, the Company's net loss per share would have increased to the pro forma amounts indicated below:

                                                       1997           1996           1995
                                                   -------------  -------------  -------------
Pro forma net loss...............................  $  (3,703,075) $  (3,921,363) $  (3,381,295)
Pro forma net loss per share.....................  $       (0.72) $       (1.30) $       (1.41)

    The weighted average fair value of options granted in 1997, 1996, and 1995 was $0.42, $0.99, and $1.65 per share, respectively. Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until the year ending December 31, 1999.

NOTE 10--WARRANTS

    The Company issued warrants to purchase common stock in connection with its initial public offering and periodically granted warrants in connection with certain financing agreements and certain lease

                          SOCKET COMMUNICATIONS, INC.

NOTE 10--WARRANTS (CONTINUED)
agreements. The Company has the following warrants outstanding to purchase common stock at December 31, 1997:

                                                       NUMBER OF   PRICE PER
REASON                                                  SHARES       SHARE    ISSUE DATE   EXPIRATION DATE
----------------------------------------------------  -----------  ---------  -----------  ---------------
Equipment leasing...................................       4,985   $    5.26     Feb 1994        Jun 1998
Initial public offering.............................     550,275   $    8.40*    Jun 1995        Jun 2000
IPO underwriting....................................     150,000   $    8.40*    Jun 1995        Jun 2000
Series A Pfd underwriting...........................      43,539   $    3.56     Nov 1996        Nov 2001
Equipment leasing...................................       8,791   $  5.6875     Dec 1996        Dec 2001
Bank line financing.................................      50,000   $    0.50     Dec 1997        Dec 2002

------------------------

* The common warrants expiring in June 2000 are subject to certain dilution adjustments resulting from the subsequent issuance of common stock or securities converting into common stock at prices below the initial public offering price for the Company's common stock. At December 31, 1997, the effects of dilution adjustments relating to these warrants were to increase the number of shares exercisable from 550,275 shares to 1,549,040 shares and from 150,000 to 422,254, and to correspondingly reduce the exercise price of these warrants from $8.40 per share to $2.98 per share.

NOTE 11--SHARES RESERVED

    Common stock reserved for future issuance was as follows at December 31, 1997:

Stock option plans outstanding (see Note 9)......................    571,300
Reserved for future stock option grants (see Note 9).............    347,208
Common stock warrants (see Note 10)..............................  2,078,609
Convertible Subordinated Notes and maximum accrued interest
  (see Note 5)...................................................  3,779,267
                                                                   ---------
Total common stock reserved for future issuance..................  6,776,384
                                                                   ---------
                                                                   ---------

    See also Note 17 relating to shares reserved for conversion of Series B convertible preferred stock issued in 1998.

NOTE 12--RETIREMENT PLAN

    During fiscal year 1996, the Company adopted a tax-deferred savings plan, the Socket Communications, Inc. 401(k) Plan, for the benefit of qualified employees. The plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the plan on a quarterly basis. No contributions are made by the Company. Administrative expenses relating to the Plan are not significant.

NOTE 13--INCOME TAXES

    Due to the Company's loss position, there was no provision for income taxes for the years ended December 31, 1997, 1996, and 1995.

                          SOCKET COMMUNICATIONS, INC.

NOTE 13--INCOME TAXES (CONTINUED)
    As of December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $12,000,000 and $6,000,000, respectively. The Company also had federal and state tax credit carryforwards of approximately $180,000 and $150,000, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 1998 through 2012, if not utilized.

    The utilization of approximately $5,200,000 of the federal net operating included in the above amounts will be subject to a cumulative annual limitation of approximately $600,000 per year pursuant to the stock ownership change provision of the Tax Reform Act of 1986. Future changes in ownership, including stock offerings, may result in additional limitations.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of deferred tax assets are as follows:

                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                      1997           1996
                                                                  -------------  -------------
Net operating loss carryforwards................................  $   4,407,000  $   3,370,000
Credits.........................................................        283,000        213,000
Capitalized research and development costs......................        837,000        854,000
Reserves........................................................        371,000        158,000
Other...........................................................        412,000        282,000
                                                                  -------------  -------------
  Total deferred tax assets.....................................      6,310,000      4,877,000
Valuation allowance for deferred tax assets.....................     (6,310,000)    (4,877,000)
                                                                  -------------  -------------
  Net deferred tax assets.......................................  $    --        $    --
                                                                  -------------  -------------
                                                                  -------------  -------------

NOTE 14--INDUSTRY AND GEOGRAPHIC INFORMATION

    The Company conducts its business within one industry segment. Export revenues, predominately representing sales to European countries, accounted for approximately $2.3 million, $1.8 million and $1.8 million of revenue for the years ended December 31, 1997, 1996 and 1995, respectively. The Company had no significant operations outside the United States through December 31, 1997.

NOTE 15--MAJOR CUSTOMERS

    Customers who accounted for at least 10% of total revenues were as follows:

                                                                                 YEARS ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                              1997         1996         1995
                                                                              -----        -----        -----
Ingram Micro.............................................................          21%          17%          11%
PPCP Ltd (UK)............................................................          21%      --           --
Tech Data................................................................          15%          12%          12%
Mitsubishi (UK)..........................................................      --           --               20%

                          SOCKET COMMUNICATIONS, INC.

NOTE 16--RELATED PARTIES

    The Company had outstanding accounts payable to the Impact Zone of $9,100, $18,654 and $39,763 at December 31, 1997, 1996, and 1995 respectively, and incurred expenses during the years ended December 31, 1997, 1996, and 1995 of $96,844, $211,329 and $130,340 respectively. The former Vice President of Engineering in 1995, currently a technical consultant to the Company, is a principal stockholder of The Impact Zone. The Impact Zone provides consulting services, rents office space, and rents equipment on a month-to-month basis to the Company.

    The Company incurred expenses during the years ended December 31, 1997, 1996, and 1995 of $10,017, $zero and $11,314, respectively, to a director and stockholder of the Company for consulting services.

    The Company is jointly developing products with Cetronic AB, a Swedish company that holds $1.1 million in convertible subordinated notes due December 12, 1998. In connection with this product development, the Company incurred expenses of $46,324 for work done by Cetronic in 1997 and billed Cetronic $55,171 for work done by the Company in 1997. The Company had an outstanding accounts payable balance to Cetronic of $45,681 and an outstanding accounts receivable balance from Cetronic of $43,371 at December 31, 1997. The Company completed most of its development obligations during 1997 and remaining development commitments are not significant.

NOTE 17--SUBSEQUENT EVENT

    In January 1998, the Board of Directors designated 37,500 shares of Preferred Stock as Series B Convertible Preferred Stock ("Series B Preferred Stock"). Series B Convertible Preferred Stock is convertible into common stock at the option of the Holder anytime from 60 days to two years after issue ("mandatory conversion date") and automatically converts earlier in the event of a merger or consolidation of the Company if, as a result of such transaction, the holders of common stock immediately prior to such merger or consolidation would hold less than 50% of the voting securities of the surviving entity immediately following such merger or consolidation. In the event of liquidation, holders of Series B Preferred Stock are entitled to liquidation preferences over common stockholders equal to their initial investment plus all accrued but unpaid dividends. Dividends accrue at the rate of 8% per annum and are payable quarterly in cash or in common stock, at the option of the Company.

    On January 21, 1998 (the "Series B Closing"), the Company sold 12,500 shares of its Series B Convertible Preferred Stock, $0.001 par value, at $40 per share (total of $500,000) pursuant to Regulation D of the Securities Act of 1933, as amended (the "Series B Transaction"). The Series B Transaction was effected pursuant to a Private Offering Memorandum. Each share of Series B Convertible Preferred Stock is convertible into 100 shares of common stock at the option of the holder, in whole or in part, at any time for a period of two years following the Series B Closing. The Series B stock will convert into a total of 1,250,000 shares of common stock. The conversion ratio for the Series B Transaction was based upon the average bid price of the Company's common stock for the ten days prior to the Series B Closing. The Company also issued five-year warrants to acquire 187,500 shares of common stock at $0.40 per share and granted two options to invest an additional $500,000 on similar terms, with the first option expiring on February 15, 1998 and the second option expiring on March 15, 1998.

    On February 6, 1998, the Company sold 8,850 shares of Series B Convertible Preferred Stock at $56.50 per share, pursuant to exercise of the option to invest an additional $500,000 expiring on February 15, 1998. On March 18, 1998, such 8,850 shares of Series B were exchanged for a like number of Series B-1

                          SOCKET COMMUNICATIONS, INC.

NOTE 17--SUBSEQUENT EVENT (CONTINUED)
Convertible Preferred Stock, $.001 par value (the "Series B-1 Transaction"). Each share of Series B-1 Convertible Preferred Stock is convertible into 100 shares of common stock at the option of the holder, in whole or in part, at any time for a period of two years following February 6, 1998. The Series B-1 stock will convert into a total of 885,000 shares of common stock. The conversion ratio for the Series B-1 Transaction was based upon 80% of the average high and low sales price of the Company's common stock for the ten days prior to the Series B-1 Closing. Dividends accrue at the rate of 8% and are payable quarterly in cash or in common stock at the option of the Company. The Company also issued five-year warrants to acquire 132,750 shares of common stock at $0.565 per share. The Company will record Accretion of Preferred Stock of $125,000 in the first quarter of 1998 for the 20% discount given to the Series B-1 holders.

    On March 18, 1998, (the "Series B-2 Closing"), the Company sold 8,715 shares of Series B-2 Convertible Preferred Stock, $.001 par value, at $57.375 per share, pursuant to exercise of the option to invest an additional $500,000 expiring on March 15, 1998 (the "Series B-2 Transaction"). Each share of Series B-2 Convertible Preferred Stock is convertible into 100 shares of common stock at the option of the holder, in whole or in part, at any time for a period of two years following the Series B-2 Closing. The Series B-2 stock will convert into a total of 871,500 shares of common stock. The conversion ratio for the Series B-2 Transaction was based upon 80% of the average high and low sales price of the Company's common stock for the ten days prior to the Series B-2 Closing. Dividends accrue at the rate of 8% and are payable quarterly in cash or in common stock at the option of the Company. The Company also issued five-year warrants to acquire 130,725 shares of common stock at $57.375 per share. The Company will record Accretion of Preferred Stock of $125,000 in the first quarter of 1998 for the 20% discount given to the Series B-2 holders.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

    The information required in Items 9-12 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 10, 1998.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of this report:

        1. All financial statements.

            INDEX TO FINANCIAL STATEMENTS                                                PAGE
                                                                                       ---------
            Report of Ernst & Young LLP, Independent Auditors........................         34
            Balance Sheets...........................................................         35
            Statements of Operations.................................................         36
            Statements of Stockholders' Equity (Deficit) and Redeemable Convertible
              Preferred Stock........................................................         37
            Statements of Cash Flows.................................................         38
            Notes to Financial Statements............................................      39-52
        2. Financial statement schedules.
            II. Valuation and Qualifying Accounts....................................        S-1
        3. Exhibits.

     3.1         (1)  Certificate of Incorporation.
     3.2         (1)  Bylaws.
     3.3              Certificate of Designations of Preferences and Rights of Series B Convertible Preferred
                      Stock.
     3.4              Certificate of Designations of Preferences and Rights of Series B-1 Convertible Preferred
                      Stock.
     3.5              Certificate of Designations of Preferences and Rights of Series B-2 Convertible Preferred
                      Stock.
    10.1         (1)  Form of Indemnification Agreement entered into between the Company and its directors and officers.
    10.2         (1)  1993 Stock Option/Stock Issuance Plan and forms of agreement thereunder.
    10.3         (1)  1995 Stock Plan and forms of agreement thereunder.
    10.4         (2)  Standard Lease Agreement by and between Central Court, LLC and the Company dated
                      September 15, 1996.
    10.5         (3)  Form of Employment Agreement dated October 15, 1997 with: Micheal Gifford, Executive Vice
                      President Business Development and General Manager, Wireless Products Division; Kevin
                      Mills, Vice President of Engineering and Operations and General Manager, Wired Products
                      Division,; and David Dunlap, Vice President Finance and Administration, Chief Financial
                      Officer and Corporate Secretary.
    10.6              Form of Amended and Restated Subordinated Convertible Promissory Note originally dated
                      June 12, 1997 and subsequently amended November 7, 1997 for Directors of the Company and their related entities.

    10.7              Form of Amended and Restated Subordinated Convertible Promissory Note originally dated
                      February 14, 1997 and subsequently amended August 14, 1997 for ForetagsByggarna BV and
                      Telenor Venture AS.
    10.8              Amended and Restated Subordinated Secured Convertible Promissory Note originally dated
                      January 29, 1997 and subsequently amended July 29, 1997, September 15, 1997 and November
                      24, 1997 for Cetronic Aktiebolag [Publ].
    10.9              Amended and Restated Subordinated Convertible Promissory Note originally dated June 12,
                      1997 and subsequently amended September 15, 1997 and November 24, 1997 for Cetronic
                      Aktiebolag [Publ].
    10.10             Subordinated Convertible Promissory Note dated November 24, 1997 for Cetronic Aktiebolag
                      [Publ].
    10.11             Form of Subordinated Convertible Promissory Note dated November 7, 1997 for
                      ForetagsByggarna BV, Telenor Venture AS and other investors.
    10.12             Form of Subordinated Convertible Promissory Note dated November 7, 1997 for The Bass
                      Trust.
    10.13             Series B Preferred Stock Purchase Agreement dated January 21, 1998 by and between the
                      Company and Explorer Partners, L.L.C., a Delaware limited liability company and Explorer
                      Fund Management, L.L.C., an Illinois limited liability company and Amendment No. 1 thereto dated March 18, 1998.
    10.14             Bonus Plan dated February 18, 1998 between the Company and certain eligible participants.
    10.15             Form of Amendment No.1 to Stock Option Agreement between the Company and certain Option
                      Holders under the 1995 Stock Option Plan.
    23.1              Consent of Ernst & Young LLP, Independent Auditors.
    27.1              Financial Data Schedule.

------------------------

(1) Incorporated by reference to exhibits filed with Company's Registration Statement on Form SB-2 (File No. 33-91210-LA) filed on June 2, 1995 and declared effective on June 6, 1995.

(2) Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form SB-2 (File No. 333-22273) filed on February 24, 1997.

(3) Incorporated by reference to exhibits filed with the Company's Form 10-Q (File No. 001-13810) filed on November 14, 1997.

    b.  Reports on Form 8-K

    On November 20, 1997, the Company filed a report on Form 8-K with respect to the issuance of convertible promissory notes pursuant to the Securities Act of 1933, as amended.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                SOCKET COMMUNICATIONS, INC.
                                REGISTRANT

Date: March 30, 1998            By:               /s/ CHARLIE BASS
                                     -----------------------------------------
                                                    Charlie Bass
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Charlie Bass and David Dunlap as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

       /s/ CHARLIE BASS
------------------------------  Chairman and Chief            March 30, 1998
         Charlie Bass             Executive Officer

     /s/ DAVID W. DUNLAP        Vice President of Finance
------------------------------    and Administration and      March 30, 1998
       David W. Dunlap            Chief Financial Officer

    /s/ MICHEAL L. GIFFORD
------------------------------  Executive Vice President      March 30, 1998
      Micheal L. Gifford          and Director

     /s/ JACK C. CARSTEN
------------------------------  Director                      March 30, 1998
       Jack C. Carsten

     /s/ GARY W. KALBACH
------------------------------  Director                      March 30, 1998
       Gary W. Kalbach

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                          SOCKET COMMUNICATIONS, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                                     ADDITIONS
                                            BALANCE AT   ---------------------------------
                                             BEGINNING   CHARGED TO COSTS    CHARGED TO       AMOUNTS     BALANCE AT
DESCRIPTION                                  OF PERIOD     AND EXPENSES         OTHER       WRITTEN OFF  END OF PERIOD
------------------------------------------  -----------  ----------------  ---------------  -----------  -------------
Accounts Receivable Allowance for Doubtful
  Accounts:
  1997....................................   $  35,330      $   11,106           --          $   1,745     $  44,691
  1996....................................   $  47,790      $    4,830           --          $  17,290     $  35,330
  1995....................................   $  24,899      $   38,774           --          $  15,883     $  47,790