Form 10KSB/A
period 1997-12-31
SOCKET COMMUNICATIONS INC
filed 1998-04-30
CIK 944075

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------


                                 FORM 10-KSB/A


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


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This Amendment on Form 10-KSB (this "Amendment") of Socket Communications, Inc. (the "Company") amends the Company's annual report on Form 10-KSB for the year ended December 31, 1997 (the "Form 10-KSB"), which was filed with the Securities and Exchange Commission on or before March 31, 1998. Capitalized terms used but not otherwise defined herein shall have the meanings given them in the Form 10K-SB.



    This Amendment amends Part III of the Form 10-KSB to read in full as set forth below.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT



EXECUTIVE OFFICERS AND DIRECTORS



    The following table sets forth certain information concerning the Company's executive officers and directors as of March 31, 1998, as well as directors that have been nominated by the Company for the next fiscal year.



NAME                                 AGE                              POSITION WITH THE COMPANY
-------------------------------      ---      --------------------------------------------------------------------------
Charlie Bass...................          56   Chairman of the Board of Directors and Chief Executive Officer

Micheal L. Gifford.............          40   Executive Vice President and Director

Gary W. Kalbach................          56   Director

Jack C. Carsten................          56   Director

Edward M. Esber, Jr............          46   Director Nominee

Gianluca Rattazzi..............          45   Director Nominee

Lars Lindgren..................          42   Director Nominee

David W. Dunlap................          55   Vice President of Finance and Administration, Chief Financial Officer and
                                                Secretary

Kevin J. Mills.................          37   Vice President of Operations



    CHARLIE BASS co-founded the Company in March 1992, and has been the Chairman of the Board of Directors from such time to the present. Dr. Bass also served as the Company's interim Chief Executive Officer during January and February 1996 and from April 1997 until February 1998, at which time Mr. Bass assumed the position of Chief Executive Officer. Dr. Bass has been the General Partner of Bass Associates, a venture capital firm, since September 1989. Dr. Bass currently serves as a director of Meridian Data, Inc., SoloPoint, Inc. and several private companies. Dr. Bass is also a consulting professor of electrical engineering at Stanford University. Dr. Bass holds a Ph.D. in electrical engineering from the University of Hawaii.



    MICHEAL L. GIFFORD has been a director of the Company since its inception in March 1992 and has served as Executive Vice President since October 1994. Mr. Gifford served as President of the Company from its inception in March 1992 to September 1994, and as the Company's Chief Executive Officer from March 1992 to June 1994. From December 1986 to December 1991, Mr. Gifford served as a director and as Director of Sales and Marketing for Tidewater Associates, a computer consulting and computer product development company. Prior to working for Tidewater Associates, Mr. Gifford co-founded and was President of Gifford Computer Systems, a computer network integration company. Mr. Gifford received a B.S. in Mechanical Engineering from the University of California at Berkeley.

    GARY W. KALBACH has been a director of the Company since December 1993. Mr. Kalbach co-founded and has been a general partner of El Dorado Ventures, a venture capital firm, since May 1986. Prior to founding El Dorado Ventures, Mr. Kalbach served as a General Partner of the Sprout Group, a venture capital affiliate of Donaldson, Lufkin & Jenrette, from January 1983 to September 1985, and served as the sole general partner of West Coast Venture Capital from September 1978 to January 1983. Mr. Kalbach received an MBA from San Jose State University and a B.S. in Business Administration from the University of California at Berkeley.



    JACK C. CARSTEN has been a director of the Company since May 1993. He also served in a consulting capacity as the interim Chief Executive Officer of the Company from July 1994 to September 1994. Mr. Carsten owns and operates Technology Investments, a venture capital firm. Prior to founding Technology Investments, Mr. Carsten was a general partner of U.S. Venture Partners, a venture capital firm. Prior to U.S. Venture Partners, he held senior management positions at Intel Corporation, most recently serving as Senior Vice President and General Manager of the Component Group, Microcomputer Group and ASIC Components Group. He received an A.B. in Physics from Duke University.



    EDWARD M. ESBER, JR. is not presently serving as a director of the Company. Mr. Esber has served as a director and as Chairman of SoloPoint, Inc., a publicly-held communications management products company, since October 1995. From October 1995 to March 1998, Mr. Esber also served as Chief Executive Officer of SoloPoint, Inc. From May 1994 to June 1995, Mr. Esber was Chairman, Chief Executive Officer and President of Creative Insights, Inc., a computer toys company. From May 1993 to June 1994, Mr. Esber was President and Chief Operating Officer of Creative Labs, Inc., the US subsidiary of Creative Technology Ltd. Mr. Esber has served as a director of Quantum Corp. since 1988, Integrated Circuit Systems Technology since 1997 and Borealis Corporation since 1996. Mr. Esber holds a bachelor's degree in computer engineering from Case Western Reserve University, a master's degree in electrical engineering from Syracuse University and a M.B.A. in general management from Harvard Business School.



    GIANLUCA RATTAZZI is not presently a director of the Company. Dr. Rattazzi co-founded Meridian Data, Inc. ("Meridian"), a provider of CD ROM networking software and systems, in July 1988. He has served as President and a director of Meridian since inception and was appointed Chief Executive Officer of Meridian in October 1992. From 1985 to 1988, Dr. Rattazzi held various executive level positions at Virtual Microsystems, Inc., a computer peripheral networking company, most recently as President. Dr. Rattazzi holds an M.S. degree in Electrical Engineering and Computer Science from the University of California, Berkeley, and a Ph.D. in Physics from the University of Rome, Italy.



    LARS LINDGREN is not presently a director of the Company. Mr. Lindgren currently serves as the Managing Director of ForetagsByggarna ("ForetagsByggarna"), a private venture capital firm which Mr. Lindgren founded in 1991. Mr. Lindgren has been actively involved in the venture capital industry in Sweden and to a lesser extent throughout Europe since 1984, and has founded a number of companies including Campanius Venture, a venture capital concern of which Mr. Lindgren continues to serve as the managing partner, ForetagsByggarna, MiniDoc, a publicly traded company in Sweden that develops information technology system for the pharmaceutical industry, and Nykoping Strand, a real estate company, and also founded the Swedish Venture Capital Association. Mr. Lindgren has served on the board of directors for numerous companies and is presently on the boards of JKL, a Swedish public relations firm, Campanius Venture, ForetagsByggarna and MiniDoc. Mr. Lindgren received an M.B.A. from the Stockholm School of Economics in 1984 and has also studied at the Sloan School of Management at M.I.T.



    DAVID W. DUNLAP has served as the Company's Vice President of Finance and Administration and Chief Financial Officer since February 1995. Prior to joining the Company, Mr. Dunlap served as Vice President of Finance and Administration at Appian Technology Inc. ("Appian"), a semiconductor company, from September 1993 to February 1995. Appian filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code in August 1994 in connection with the sale of substantially all of its assets to Cirrus Logic, Inc. Mr. Dunlap served as Vice President of Finance and Administration and Chief Financial Officer at Mountain Network Solutions, Inc., a computer peripherals manufacturing company, from March 1992 to September 1993. He is a certified public accountant, and received an M.B.A. and a B.A. in Business Administration from the University of California at Berkeley.



    KEVIN J. MILLS has served as the Company's Vice President of Operations since September 1993. Prior to joining the Company, Mr. Mills worked from September 1987 to August 1993 at Logitech, Inc., a computer peripherals company, serving most recently as Director of Operations. He received a B.E. in Electronic Engineering from the University of Limerick, Ireland.



    There are no family relationships among any of the Company's directors or executive officers.



COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT



    Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during fiscal 1997, all filing requirements applicable to its executive officers and directors were complied with, except that one report on Form 4 was filed late for each of Charlie Bass, Jack Carsten and Gary Kalbach.

ITEM 10. EXECUTIVE COMPENSATION



EXECUTIVE COMPENSATION



                           SUMMARY COMPENSATION TABLE



    The following table sets forth the compensation paid by the Company during the fiscal years ended December 31, 1997, 1996 and 1995 to the Company's Chief Executive Officer, and the two other executive officers whose total 1997 salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers"):



                                                                        LONG-TERM
                                                                      COMPENSATION
                                                                         AWARDS
                                                                      -------------
                                               ANNUAL COMPENSATION     SECURITIES
                                              ----------------------   UNDERLYING      OTHER ANNUAL        ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR     SALARY($)  BONUS($)(1)     OPTIONS      COMPENSATION($)   COMPENSATION($)
---------------------------------  ---------  ---------  -----------  -------------  -----------------  ----------------
Charlie Bass(2) .................       1997     --          --            30,000           --                 --
  Chief Executive Officer and           1996     --          --            55,767(3)        --                 --
  Director                              1995     --          --             3,367(3)        --                 --

Micheal L. Gifford ..............       1997    120,000      21,829        32,500           --                 --
  Executive Vice President              1996    120,000      22,211        35,745(3)        --                 --
  and Director                          1995    111,378      26,602        22,445(3)        --                 --

David W. Dunlap(4) ..............       1997    120,000      20,696        32,500           --                 --
  Vice President of Finance and         1996    120,000      18,775        15,914(3)        --                 --
  Administration, Chief Financial       1995    100,008      21,232        21,341(3)        13,500             --
  Officer and Secretary

                                        1997    115,000      20,930        32,500           --                 --
Kevin Mills .....................       1996     99,999      22,291        15,914(3)        --                 --
  Vice President of Operations          1995     91,042      19,111         7,014(3)        --                 --

Martin Levetin(5) ...............       1997     51,324      12,871             0           --                116,183(5)
  Former President, Chief               1996    134,333      62,197       126,600(3)        36,006(6)          --
  Executive Officer                     1995     --          --            --               --                 --

                                        1997     86,250      28,339        20,000           --                 47,842(7)
John E. O'Leary(7) ..............       1996     50,750      22,969        --               --                 --
  Former Vice President of Sales        1995     --          --            --               --                 --


------------------------


(1) Represents cash bonuses earned for work performed during fiscal 1997. Bonuses earned during the first three fiscal quarters of fiscal 1997 were paid in fiscal 1997 whereas bonuses earned during the fourth fiscal quarter of 1997 were paid in the first quarter of fiscal 1998.



(2) Dr. Bass served as Acting Chief Executive Officer from April 24, 1997 through January 1998, at which time Dr. Bass assumed the role of Chief Executive Officer. In addition, Dr. Bass served in a consulting capacity as Acting Chief Executive Officer of the Company from January 1, 1996 through February 28, 1996. Bass Associates, of which Dr. Bass is General Partner, is the record owner of the New Option. Dr. Bass disclaims beneficial ownership of shares owned by Bass Associates except to the extent of his pecuniary interest therein.



(3) Includes options granted pursuant to the Compensation Committee's decision on December 18, 1996 to reprice certain outstanding options by exchanging outstanding options for new options priced to reflect the market price of the Company's Common Stock on the date of the exchange (the "1996 Repricing"). The options were subsequently repriced on January 14, 1998 pursuant to a decision by the Board of Directors to exchange outstanding options for new options priced to reflect the market price of the Company's Common Stock on the date of the exchange (the "1998 Repricing"). The new options continue the vesting schedule of the old options except with respect to options vested as of the 1998 Repricing, which vest in equal monthly increments over the six months following the 1998 Repricing.



(4) Mr. Dunlap joined the Company as Vice President of Finance and Administration and Chief Financial Officer and Secretary on February 16, 1995. "Other Annual Compensation" for Mr. Dunlap consists of consulting fees paid by the Company to Mr. Dunlap prior to his joining the Company as an employee.



(5) Mr. Levetin resigned as the Company's President, Chief Executive Officer and Director on April 24, 1997. Pursuant to his employment contract, Mr. Levetin was paid $80,600 in severance salary, $24,375 in severance bonus and $5,207 for accrued vacation time. In addition, Mr. Levetin served in a consulting capacity for which the Company paid Mr. Levetin $6,000.



(6) Consists of moving expenses incurred by Mr. Levetin (and reimbursed by the Company) in connection with his relocation in order to begin work at the Company.



(7) Mr. O'Leary resigned as the Company's Vice President of Sales on August 29, 1997. Mr. O'Leary was paid $32,500 in severance salary, $12,500 in severance bonus and $2,842 for accrued vacation time.



                          OPTION GRANTS IN FISCAL 1997



    The following table sets forth certain information for the fiscal year ended December 31, 1997 with respect to each grant of stock options to the Named Executive Officers. No stock appreciation rights were granted during such year.



                                                                INDIVIDUAL GRANTS
                                             --------------------------------------------------------
                                              NUMBER OF      % OF TOTAL
                                             SECURITIES        OPTIONS        EXCERCISE
                                             UNDERLYING      GRANTED TO       PRICE PER
                                               OPTIONS      EMPLOYEES IN        SHARE     EXPIRATION
NAME                                           GRANTED     FISCAL 1997(1)      ($)(2)        DATE
-------------------------------------------  -----------  -----------------  -----------  -----------
Charlie Bass(3)............................      30,000             7.9            0.56     07/01/07
Martin Levetin.............................      --              --              --           --
Micheal L. Gifford.........................      32,500             8.5            0.56     07/01/07
John E. O'Leary(4).........................      20,000             5.2            0.56     07/01/07
David W. Dunlap............................      32,500             8.5            0.56     07/01/07
Kevin Mills................................      32,500             8.5            0.56     07/01/07


------------------------


(1) Based on options granted to employees, consultants and directors during fiscal 1997 to purchase 381,620 shares of Common Stock.



(2) All options were granted at an exercise price equal to the fair market value of the Company's Common Stock, as determined by the Board of Directors on the date of grant.



(3) Dr. Bass assumed the position of Chairman and Acting Chief Executive Officer effective April 24, 1997 and assumed the position Chief Executive Officer in January 1998. Bass Associates, of which Dr. Bass is General Partner, is the record owner of the stock options. However, Dr. Bass disclaims beneficial ownership by Bass Associates except to the extent of his pecuniary interest therein.



(4) Mr. O'Leary's employment with the Company was terminated on August 29, 1997.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1997
                       AND FISCAL YEAR-END OPTION VALUES



    None of the Named Executive Officers exercised any stock options during fiscal 1997. The following table provides information on the value of such officers' unexercised options at December 31, 1997.



                                           NUMBER OF SECURITIES
                                          UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                                OPTIONS AT           IN-THE-MONEY OPTIONS AT
                                          DECEMBER 31, 1997 (1)      DECEMBER 31, 1997 ($)(2)
                                        --------------------------  --------------------------
NAME                                    EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
--------------------------------------  -----------  -------------  -----------  -------------
Charlie Bass..........................      27,444        37,812        --            --
Martin Levetin........................      --            --            --            --
Micheal L. Gifford....................      42,516        25,729        --            --
David W. Dunlap.......................      33,212        29,529        --            --
Kevin Mills...........................      36,246        28,535        --            --


------------------------


(1) No Named Executive Officer exercised stock options during fiscal 1997.



(2) Based upon a final bid price, as of December 31, 1997, of $0.36 per share.



                    EMPLOYMENT CONTRACTS AND TERMINATION OF
                 EMPLOYMENT AND CHANGE-IN CONTROL ARRANGEMENTS



    In February, 1998, the Company initiated a bonus plan pursuant to which the Company will create a bonus pool in the amount of 10% of any consideration payable by a buyer in a change of control transaction to be allocated to the executive officers and such other employees the Board of Directors determine in its discretion to include in such bonuses.



    In October 1997, the Company entered into separate employment agreements with Micheal Gifford, Kevin Mills and David Dunlap (each an "Executive" and collectively the "Executives"). Pursuant to these agreements, which expire on December 31, 2000, the employment of the Executives is terminable at will by each Executive, respectively. If the Company terminates the Executive's employment without cause, the Company shall pay the Executive (i) six months' base salary regardless of whether he secures other employment during those six months, (ii) health insurance until the earlier of the date of the Executive's eligibility for the health insurance benefits provided by another employer or the expiration of six months, (iii) the full bonus amount to which he would have been entitled for the first quarter following termination and one-half of such bonus amount for the second quarter following termination, and (iv) certain other benefits including the ability to purchase at book value certain items of Company property purchased by the Company for the Executive's use, which may include a personal computer, a cellular phone, and other similar items.



    John O'Leary's employment with the Company terminated in August 1997. In July 1996, the Company entered into an employment agreement with Mr. O'Leary (the "O'Leary Employment Agreement"). Pursuant to the O'Leary Employment Agreement, the Company was obligated, upon the involuntary termination of Mr. O'Leary's employment, to pay Mr. O'Leary (i) three months' salary, (ii) health insurance until the earlier of the date of Mr. O'Leary's eligibility for the health insurance benefits provided by another employer or the expiration of three months, (iii) the full bonus amount on a pro rata basis to which Mr. O'Leary would have been entitled to for the quarter in which Mr. O'Leary's employment terminated plus one additional quarter's full target bonus amount. Accordingly, the Company paid Mr. O'Leary $32,500 to cover its obligation to pay three months' salary and $12,500 to cover its obligation to pay bonuses for the quarter subsequent to Mr. O'Leary's termination.



    Mr. Levetin resigned as the Company's President and Chief Executive Officer on April 24, 1997. In February 1996, the Company entered into an employment agreement with Mr. Levetin (the "Levetin

Employment Agreement"). Pursuant to the Levetin Employment Agreement, the Company was obligated, upon termination of Mr. Levetin's employment without cause, to pay Mr. Levetin (i) six months' base salary regardless of whether he secures other employment during those six months, (ii) health insurance until the earlier of the date of Mr. Levetin's eligibility for the health insurance benefits provided by another employer or the expiration of six months, (iii) the full bonus amount to which he would have been entitled for the first quarter following termination and one-half of such bonus amount for the second quarter following termination, and (iv) certain other benefits including outplacement services and the ability to purchase at book value certain items of Company property purchased by the Company for Mr. Levetin's use, which included a personal computer, a cellular phone, and other similar items. Accordingly, the Company paid Mr. Levetin $80,000 to cover its obligation to pay six months' salary and $24,375 to cover its obligation to pay bonuses for quarters subsequent to Mr. Levetin's termination. In addition, Mr. Levetin availed himself of the health insurance benefits set forth in the Levetin Employment Agreement.



    Additionally, under the 1995 Plan, all optionees' rights to purchase stock shall, upon a change of control of the Company, be immediately vested and be fully exercisable under certain circumstances.



LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS



    Pursuant to the Delaware General Corporation Law ("Delaware Law"), the Company has adopted provisions in its Amended and Restated Certificate of Incorporation which eliminate the personal liability of its directors and officers to the Company and its stockholders for monetary damages for breach of the directors' fiduciary duties in certain circumstances. The Company's Bylaws require the Company to indemnify its directors, officers, employees and other agents to the fullest extent permitted by law.



    The Company has entered into indemnification agreements with each of its current directors and officers which provide for indemnification to the fullest extent permitted by Delaware Law, including in circumstances in which indemnification and the advancement of expenses are discretionary under Delaware Law. The Company believes that the limitation of liability provisions in its Amended and Restated Certificate of Incorporation and the indemnification agreements will enhance the Company's ability to continue to attract and retain qualified individuals to serve as directors and officers.



    There is no pending litigation or proceeding involving a director, officer or employee of the Company to which the indemnification agreements would apply.



                           COMPENSATION OF DIRECTORS



    Directors have not received any cash compensation for their service as Directors of the Company, but are reimbursed for expenses incurred in connection with attending Board or Committee meetings. Beginning in 1998, each director who is not a salaried officer or employee of the Company will receive a fee of $1,500 for attendance at each meeting of the Board of Directors. Furthermore, the Company's Directors are entitled to participate in the Company's 1995 Stock Option Plan, and during fiscal 1997 Messrs. Bass, Gifford, Kalbach and Carsten were granted options to purchase 30,000, 32,500, 15,000 and 30,000, respectively, shares of the Company's Common Stock, each at an option exercise price of $0.56 per share, the fair market value of the Company's Common Stock on the date of grant. In January 1998, options to purchase 30,767, 35,745, 5,767 and 5,767 shares, respectively, at $1.55 per share, held by Messrs. Bass, Gifford, Kalbach and Carsten were canceled and exchanged for new options with an exercise price of $0.46 per share. The new option continues the vesting schedule of the old option except that vested options on the date of the exchange vest in equal monthly increments over the six months following the exchange. See "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



    The following table sets forth as of April 1, 1998, certain information with respect to the beneficial ownership of the Common Stock of the Company on an as-converted basis and of the Series B Preferred of the Company as to (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all directors and officers of the Company as a group. Except as otherwise noted, the named beneficial owner has sole voting and investment power with respect to the shares shown.



                                                                                         NUMBER OF    PERCENTAGE OF
                                                                                          SHARES         SHARES
                                                                                        BENEFICIALLY  BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER                                                     OWNED(1)      OWNED(%)(2)
--------------------------------------------------------------------------------------  -----------  ---------------
Explorer Partners and affiliated entities.............................................   3,472,029(3)         32.6
  11300 U.S. Highway One, Suite 400
  North Palm Beach, FL 33408
Cetronic Aktiebolag [Publ]............................................................   1,816,224(4)         20.2
  Box 153
  SE - 864 22
  Matfors, Sweden
ForetagsByggarna BV...................................................................     729,869(5)          9.5
  A.J. Ernststraat 595H
  1082 LD Amsterdam, The Netherlands
Telenor Venture AS....................................................................     671,803            9.3
  Post Boks 6701
  St. Olavs Plass
  0130 Oslo, Norway
El Dorado Ventures and affiliated entities............................................     386,116(6)          5.3
  2400 Sand Hill Road, Suite 100
  Menlo Park, CA 94025
Lars Lindgren.........................................................................     729,869(7)          9.5
Charlie Bass..........................................................................     691,705(8)          9.2
Martin Levetin........................................................................      --              *
Micheal L. Gifford....................................................................     177,984(10)          2.5
Jack C. Carsten.......................................................................     154,267(11)          2.1
Edward M. Esber, Jr...................................................................      --              *
Gianluca Rattazzi.....................................................................      --              *
Kevin J. Mills........................................................................      47,917(12)        *
David W. Dunlap.......................................................................      45,078(13)        *
All directors, nominees and officers as a group (10 persons)..........................   2,232,963(14)         27.0


------------------------


   * Less than 1%



 (1) To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.



 (2) Percentage ownership is based on 7,187,632 shares of Common Stock outstanding on April 1, 1998 and any shares issuable pursuant to securities convertible into or exercisable for shares of Common Stock by the person or group in question on April 1, 1998 or within 60 days thereafter.

 (3) Consists of 2,148,153 shares owned by Explorer Partners, L.L.C. ("Explorer Partners") (including 1,250,000 shares of Common Stock issuable upon conversion of the Series B Convertible Preferred Stock and 885,000 shares of Common Stock issuable upon conversion of the Series B-1 Convertible Preferred Stock); 872,901 shares owned by Explorer Partners II, L.L.C. ("Explorer Partners II") (including 871,500 shares of Common Stock issuable upon conversion of Series B-2 Convertible Preferred Stock); and 450,975 shares of Common Stock owned by Explorer Fund Management, L.L.C. ("Explorer Fund Management", and together with Explorer Partners and Explorer Partners II, the "Explorer Entities") subject to warrants exercisable within 60 days of April 1, 1998. Together, the Explorer Entities hold 100% of the shares of Series B, B-1 and B-2 Convertible Preferred Stock outstanding. Explorer Fund Management, as investment advisor to Explorer Partners has shared voting and investment power of the shares directly owned by Explorer Partners with Timothy Keating, the Managing Director of Explorer Partners. Explorer Fund Management, as investment advisor to Explorer Partners II, also has shared voting and investment power of the shares directly owned by Explorer Partners II with Tom Papoutsis, the Managing Director of Explorer Partners II. Robert Holz, as Managing Director, and Timothy Keating, as a member, of Explorer Fund Management, exercise shared voting and investment control with respect to the shares held by Explorer Fund Management. In addition, Messrs. Holz and Keating, in their respective roles with Explorer Fund Management, exercise shared voting and investment control with respect to the shares held by Explorer Partners and Explorer Partners II. Messrs. Keating, Papoutsis and Holz disclaim beneficial ownership of the shares held by the Explorer Entities except to the extent of their respective pecuniary interests therein.



 (4) Represents 1,269,540 shares of Common Stock issuable upon conversion of Series C Convertible Preferred Stock and 546,684 shares of Common Stock issuable upon conversion of Series C-1 Convertible Preferred Stock within 60 days of April 1, 1998. Cetronic Aktiebolag [Publ] holds 63.0% and 100% of the Series C and C-1 Convertible Preferred Stock outstanding.



 (5) Includes 459,869 shares of Common Stock issuable upon conversion of Series C Convertible Preferred Stock within 60 days of April 1, 1998. ForetagsByggarna BV holds 22.8% of the Series C Convertible Preferred Stock outstanding.



 (6) Consists of 6,812 shares owned by El Dorado C&L Fund (including 178 shares of Common Stock subject to warrants exercisable within 60 days of April 1, 1998, 268 shares of Common Stock subject to options exercisable within 60 days of April 1, 1998 and 364 shares of Common Stock subject to notes convertible within 60 days of April 1, 1998); 367,932 shares owned by El Dorado Ventures III (including 9,616 shares of Common Stock subject to warrants exercisable within 60 days of April 1, 1998, 14,482 shares of Common Stock subject to options exercisable within 60 days of April 1, 1998 and 19,641 shares of Common Stock subject to notes convertible within 60 days of April 1, 1998); and 11,372 shares owned by El Dorado Technology IV, L.P. (including 206 shares of Common Stock subject to warrants exercisable within 60 days of April 1, 1998, 459 shares of Common Stock subject to options exercisable within 60 days of April 1, 1998 and 430 shares of Common Stock subject to notes convertible within 60 days of April 1, 1998).



 (7) Consists of the 729,869 shares owned by ForetagsByggarna BV set forth in Note (5) above. Mr. Lindgren is a partner of ForetagsByggarna and may be deemed to share voting and investment power with respect to those shares. However, Mr. Lindgren disclaims beneficial ownership except to the extent of his pecuniary interest therein.



 (8) Consists of 334,340 shares owned by Bass Associates (including 32,328 shares of Common Stock subject to options exercisable within 60 days of April 1, 1998) and 357,365 shares owned by Bass Trust (including 326,964 shares of Common Stock subject to notes convertible within 60 days of April 1, 1998 and 5,000 shares of Common Stock subject to warrants exercisable within 60 days of April 1, 1998). Dr. Bass is the General Partner of Bass Associates and may be deemed to share voting and investment power with respect to these shares. However, Dr. Bass disclaims beneficial ownership of shares owned by Bass Associates except to the extent of his pecuniary interest therein.



 (9) Consists of the 386,116 shares owned by entitles affiliated with El Dorado Ventures set forth in Note (6) above (the "El Dorado Entities"). Mr. Kalbach is a General Partner of El Dorado Ventures and may be deemed to share voting and investment power with respect to those shares. However, Mr. Kalbach disclaims beneficial ownership of shares, warrants, options and notes owned by the El Dorado Entities except to the extent of his pecuniary interest therein.



 (10) Includes 6,000 shares of Common Stock subject to warrants exercisable within 60 days of April 1, 1998 and 46,018 shares of Common Stock subject to options exercisable within 60 days of April 1, 1998.



 (11) Includes 17,595 shares of Common Stock subject to options exercisable within 60 days of April 1, 1998 and 60,227 shares of Common Stock subject to notes convertible within 60 days of April 1, 1998.



 (12) Represents shares of Common Stock subject to options exercisable within 60 days of April 1, 1998.



 (13) Represents shares of Common Stock subject to options exercisable within 60 days of April 1, 1998.



 (14) Includes 21,000 shares of Common Stock subject to warrants exercisable within 60 days of April 1, 1998; 204,145 shares of Common Stock subject to options exercisable within 60 days of April 1, 1998; 407,626 shares of Common Stock subject to notes convertible within 60 days of April 1, 1998 and 459,896 shares of Common Stock issuable upon conversion of Series C Convertible Preferred Stock within 60 days of April 1, 1998.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



    On various dates during 1997, the Company issued convertible subordinated promissory notes to the Company's directors and certain significant stockholders. The interest rate on the notes was 8% and all or part of the principal and accrued interest was convertible into common shares of the Company at the option of the holder anytime prior to their due date. No shares had been converted as of December 31, 1997. A note to Cetronic for $500,000 due December 12, 1998 was secured by certain marketing and manufacturing rights for the FLEX (a high speed paging protocol) and ERMES/POCSAG (a worldwide standard for transmitting alphanumeric messages to paging receivers) products being developed jointly by Socket and Cetronic. All other notes were unsecured. The notes were subordinated to certain of the Company's bank financing arrangements. The due dates on certain notes were extended and the conversion rates repriced during or at the end of their original note terms. The following table summarizes the notes, original issue dates, maturity dates, principal amounts and conversion rates prior to the Note Conversion (as defined below) for each note held by a director or significant stockholder exceeding $60,000:



                                         ORIGINAL                     PRINCIPAL     CONVERSION
NOTE HOLDER                             ISSUE DATE   MATURITY DATE     AMOUNT          RATE
--------------------------------------  -----------  -------------  -------------  -------------
Cetronic Aktiebolag [Publ](1).........    01/29/97       12/12/98   $  500,000.00    $    1.00
ForetagsByggarna BV(2)................    02/14/97       08/14/98      140,000.00         0.50
Telenor Venture AS....................    02/14/97       08/14/98      300,000.00         0.50
Bass Trust(3).........................    06/12/97       12/12/98       60,000.00         0.53
Cetronic Aktiebolag [Publ](1).........    06/12/97       12/12/98      500,000.00         0.50
Bass Trust(3).........................    11/07/97       12/12/98      100,000.00         0.53
ForetagsByggarna BV(2)................    11/07/97       11/07/98       75,000.00         0.50
Cetronic Aktiebolag [Publ](1).........    11/24/97       12/12/98      100,000.00         0.50


------------------------


(1) At the time of the issuance of this note, Lars Lindgren, a nominee for Director of the Company, was Chairman of Cetronic Aktiebolag [Publ], a position from which he has since resigned.

(2) Lars Lindgren, a nominee for Director of the Company, is a partner of ForetagsByggarna BV.



(3) Charlie Bass, the Company's Chief Executive Officer and Chairman of the Board of Directors, is the trustee of the Bass Trust.



    Effective March 31, 1998, all of such notes listed above except for those held by Bass Trust, converted into an aggregate of 81,576 shares of Series C Convertible Preferred Stock, 51,574 shares of Series C-1 Convertible Preferred Stock and 671,803 shares of Common Stock pursuant to an offer from the Company (the "Note Conversion"). The Series C Convertible Preferred Stock and Series C-1 Convertible Preferred Stock presently held by the note holders above will convert into 2,561,462 shares of Common Stock any time over a two year period at the option of the holder. The Series C Convertible Preferred Stock and Series C-1 Convertible Preferred Stock do not have voting rights. Dividends accrue at an annual rate of 8%, and will also convert into Common Stock at the time the Series C shares are converted.



    Pursuant to the resignation of Martin Levetin on April 24, 1997 as the Company's President and Chief Executive Officer, the Company paid Mr. Levetin $80,600 to cover its obligation under the Levetin Employment Agreement to pay Mr. Levetin six months' salary and $24,375 to cover its obligation to pay bonuses for quarters subsequent to Mr. Levetin's termination.



    Dr. Bass served in a consulting capacity as acting Chief Executive Officer of the Company from January 1, 1996 through February 28, 1996. In consideration for such consulting services, the Company granted Dr. Bass an option to purchase 25,000 shares of Common Stock at an exercise price of $4.25 and vesting over a four-year period (the "Old Option"). In connection with the 1996 Repricing, Dr. Bass received an option to purchase 25,000 shares (the "New Option") in exchange for the cancellation of the Old Option. The New Option has an exercise price of $1.55. The New Option continues the vesting schedule of the Old Option except with respect to options vested as of the 1996 Repricing, which vest in equal monthly increments over the 12 months following the 1996 Repricing. Bass Associates, of which Dr. Bass is General Partner, is the record owner of the New Option. The New Option was further repriced in the 1998 Repricing to an exercise price of $0.46. Dr. Bass disclaims beneficial ownership of shares owned by Bass Associates except to the extent of his pecuniary interest therein.



    All future affiliated transactions and/or loans between the Company and its officers, directors and/or 5% stockholders will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the independent, disinterested directors of the Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                SOCKET COMMUNICATIONS, INC.
                                REGISTRANT

Date: April 29, 1998            By:               /s/ CHARLIE BASS
                                     -----------------------------------------
                                                    Charlie Bass
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

       /s/ CHARLIE BASS
------------------------------  Chairman and Chief            April 29, 1998
         Charlie Bass             Executive Officer

     /s/ DAVID W. DUNLAP        Vice President of Finance
------------------------------    and Administration and      April 29, 1998
       David W. Dunlap            Chief Financial Officer

              *
------------------------------  Executive Vice President      April 29, 1998
      Micheal L. Gifford          and Director

              *
------------------------------  Director                      April 29, 1998
       Jack C. Carsten

              *
------------------------------  Director                      April 29, 1998
       Gary W. Kalbach

   *By:        /s/ DAVID W.
            DUNLAP
------------------------------
       David W. Dunlap
       Attorney-in-Fact