Form 10QSB
period 1998-03-31
SOCKET COMMUNICATIONS INC
filed 1998-05-13
CIK 944075

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended March 31, 1998

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


    Number of shares of Common Stock ($0.001 par value) outstanding as of May 12, 1998 was 7,187,632 shares.


This report, including all attachments, contains 24 pages.

                                       INDEX

                                                                        PAGE NO.
                                                                        --------
Part I.  Financial information

    Condensed Balance Sheets - March 31, 1998 and December 31, 1997 . .      3

    Condensed Statements of Operations - Three Months Ended
             March 31, 1998 and 1997  . . . . . . . . . . . . . . . . .      4

    Condensed Statements of Cash Flows - Three Months Ended
             March 31, 1998 and 1997  . . . . . . . . . . . . . . . . .      5

    Notes to Condensed Financial Statements . . . . . . . . . . . . . .     6-9

    Management's Discussion and Analysis of Financial Condition
              and Results of Operations . . . . . . . . . . . . . . . .    10-22


Part II.  Other information . . . . . . . . . . . . . . . . . . . . . .     23

       Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .     24


                         PART I. FINANCIAL INFORMATION


                          SOCKET COMMUNICATIONS, INC.
                           CONDENSED BALANCE SHEETS

                                                                                     (Unaudited)
                                                                                      March 31,    December 31,
                                                                                        1998         1997(*)
                                                                                     -----------   ------------
                                              ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .       $  842,580    $   276,900
   Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . .          775,234        899,296
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          321,076        195,127
   Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10,684          9,048
                                                                                     -----------   ------------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .        1,949,574      1,380,371

Property and equipment:
   Machinery and office equipment. . . . . . . . . . . . . . . . . . . . . . .          600,851        600,851
   Computer equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          523,548        530,239
                                                                                     -----------   ------------
                                                                                      1,124,399      1,131,090
   Accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .         (850,617)      (807,502)
                                                                                     -----------   ------------
                                                                                        273,782        323,588
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           62,805         66,305
                                                                                     -----------   ------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $2,286,161     $1,770,264
                                                                                     -----------   ------------
                                                                                     -----------   ------------

                              LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Bank line of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $373,707       $523,941
   Convertible subordinated notes. . . . . . . . . . . . . . . . . . . . . . .          200,000      1,950,000
   Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . .        1,549,508      1,962,354
   Accrued payroll and related expenses. . . . . . . . . . . . . . . . . . . .          211,912        277,553
   Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          167,980        178,625
   Current portion of capital leases and equipment financing notes . . . . . .           68,782         61,804
                                                                                     -----------   ------------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .        2,571,889      4,954,277
  Long-term portion of capital leases and equipment financing notes. . . . . .           17,901         40,931

Stockholders' equity :
   Preferred stock, $0.001 par value; Authorized shares - 3,000,000
      Series B Convertible Preferred Stock:
         Designated shares-37,500; Issued and outstanding shares-30,065
         at March 31, 1998 and none at December 31, 1997 . . . . . . . . . . .        1,567,269            --
      Series C Convertible Preferred Stock:
          Designated shares-150,000; Issued and outstanding shares-146,611
          at March 31, 1998 and none at December 31, 1997. . . . . . . . . . .        1,544,175            --
   Common stock, $0.001 par value:
      Authorized shares - 15,000,000
      Issued and outstanding shares - 7,173,078 at March 31, 1998 and
          6,501,275 at December 31, 1997 . . . . . . . . . . . . . . . . . . .            7,173          6,501
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .       13,696,645     13,208,038
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (17,118,891)   (16,439,483)
                                                                                     -----------   ------------
      Total stockholders' net capital deficiency . . . . . . . . . . . . . . .         (303,629)    (3,224,944)
                                                                                     -----------   ------------
         Total liabilities and stockholders' net capital deficiency. . . . . .       $2,286,161     $1,770,264
                                                                                     -----------   ------------
                                                                                     -----------   ------------

_______________
(*) Derived from audited financial statements.


                            See accompanying notes.

                          SOCKET COMMUNICATIONS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                         Three Months Ended March 31,
                                                                            1998             1997
                                                                        -------------    -------------
Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   1,175,670    $   1,070,748

Cost of revenue. . . . . . . . . . . . . . . . . . . . . . . . .              520,083          540,123
                                                                        -------------    -------------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . .              655,587          530,625

Operating expenses:
   Research and development. . . . . . . . . . . . . . . . . . .              251,797          271,787
   Sales and marketing . . . . . . . . . . . . . . . . . . . . .              457,108          756,800
   General and administrative. . . . . . . . . . . . . . . . . .              298,600          329,355
                                                                        -------------    -------------
      Total operating expenses . . . . . . . . . . . . . . . . .            1,007,505        1,357,942
                                                                        -------------    -------------
Operating loss . . . . . . . . . . . . . . . . . . . . . . . . .             (351,918)        (827,317)

Interest income and other, net . . . . . . . . . . . . . . . . .                    4            1,871
Interest expense . . . . . . . . . . . . . . . . . . . . . . . .              (62,700)         (26,981)
                                                                        -------------    -------------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (414,614)        (852,427)

Preferred stock dividend . . . . . . . . . . . . . . . . . . . .              (14,794)         (30,318)
Accretion of preferred stock . . . . . . . . . . . . . . . . . .             (250,000)              --
                                                                        -------------    -------------
Net loss applicable to common stockholders . . . . . . . . . . .            $(679,408)       $(882,745)
                                                                        -------------    -------------
                                                                        -------------    -------------
Basic and diluted net loss per share applicable to common
stockholders . . . . . . . . . . . . . . . . . . . . . . . . . .               $(0.10)          $(0.23)
                                                                        -------------    -------------
                                                                        -------------    -------------
Weighted average shares outstanding. . . . . . . . . . . . . . .            6,501,275        3,854,309
                                                                        -------------    -------------
                                                                        -------------    -------------

                            See accompanying notes.

                          SOCKET COMMUNICATIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    Three Months Ended March 31,
                                                                                       1998             1997
                                                                                    ------------     ------------
OPERATING ACTIVITIES
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ (414,614)     $  (852,427)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .               54,576           70,190

    Changes in operating assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .              124,062          (94,641)
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (125,949)        (105,721)
     Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .               (1,636)        (104,070)
     Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                3,500           (7,379)
     Accounts payable and accrued expenses . . . . . . . . . . . . . . . .             (297,564)          88,531
     Accrued payroll and related expenses. . . . . . . . . . . . . . . . .              (65,641)          24,810
     Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .              (10,645)         (36,354)
                                                                                    ------------     ------------
      Net cash used in operating activities. . . . . . . . . . . . . . . .             (733,911)      (1,017,061)

INVESTING ACTIVITIES
  Purchase of equipment. . . . . . . . . . . . . . . . . . . . . . . . . .               (4,770)         (88,434)
                                                                                    ------------     ------------
      Net cash used in investing activities. . . . . . . . . . . . . . . .               (4,770)         (88,434)

FINANCING ACTIVITIES
  Proceeds from sale of preferred stock, net of costs of $29,353 . . . . .            1,470,647               --
  Payments on capital leases and equipment financing notes . . . . . . . .              (16,052)         (34,250)
  Proceeds from issuance of convertible notes. . . . . . . . . . . . . . .                   --        1,000,000
  Stock options and warrants exercised . . . . . . . . . . . . . . . . . .                   --            3,777
  Net proceeds (repayments) from borrowing under bank line of credit . . .             (150,234)         163,840
                                                                                    ------------     ------------
       Net cash provided by financing activities . . . . . . . . . . . . .            1,304,361        1,133,367
                                                                                    ------------     ------------
Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . .              565,680           27,872

Cash and cash equivalents at beginning of period . . . . . . . . . . . . .              276,900          618,344
                                                                                    ------------     ------------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . .           $  842,580      $   646,216
                                                                                    ------------     ------------
                                                                                    ------------     ------------
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . .           $   14,975      $    26,981
  Dividends accrued but unpaid . . . . . . . . . . . . . . . . . . . . . .           $   14,794      $    30,318
  Notes payable and accrued interest converted to preferred stock. . . . .           $1,544,175      $      --
  Note payable and accrued interest converted to common stock. . . . . . .           $  335,901      $      --
  Accretion of preferred stock . . . . . . . . . . . . . . . . . . . . . .           $  250,000      $      --



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

     The financial statements have been prepared on a going concern basis. The Report of Independent Auditors on the Company's financial statements for the year ended December 31, 1997 included in Form 10-KSB contained an explanatory paragraph which indicated substantial doubt about the Company's ability to continue as a going concern because of the Company's recurring operating losses, net capital deficiency and working capital deficit. As of March 31, 1998, the Company had cumulative losses of $17,118,891, a net capital deficiency of $303,629, and a working capital deficit of $622,315. The Company believes its existing capital resources will be insufficient to satisfy its working capital requirements through the end of 1998. The Company will need to raise additional capital to fund operations during 1998 and beyond which the Company intends to accomplish through the issuance of additional equity securities, through increased borrowings on the Company's bank lines as the levels of receivables permit, and through development funding from development partners. The Company believes that sufficient outside financing sources will be available, however, there can be no assurance that the Company will be able to obtain such financing on commercially reasonable terms, if at all, and such terms may be dilutive to existing stockholders. The Company's inability to secure the necessary funding would have a material adverse affect on the Company's financial condition and results of operations. The Company's actual working capital needs will depend upon numerous factors, however, including the extent and timing of acceptance of the Company's products in the market, the Company's operating results, the progress of the Company's research and development activities, the cost of increasing the Company's sales and marketing activities and the status of competitive products, none of which can be predicted with certainty. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 - CASH EQUIVALENTS
     Cash equivalents consist mainly of money market funds, which are highly liquid financial instruments that are readily convertible to cash. The Company has not incurred losses related to these instruments. As of March 31, 1998 and December 31, 1997, the Company had no material investments in debt or equity securities.

NOTE 3 - INVENTORIES
     Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

                                                       March 31,   December 31,
                                                          1998          1997
                                                      -------------------------
       Raw materials and sub-assemblies  . . . . .    $305,440       $179,267
       Finished goods . . . . . . . . .  . . . . .      15,636         15,860
                                                      -------------------------
                                                      $321,076       $195,127
                                                      -------------------------
                                                      -------------------------

NOTE 4 - INCOME TAXES
     Due to the Company's loss position, there was no provision for income taxes for the three months ended March 31, 1998 and 1997.

NOTE 5 - NET LOSS PER SHARE AND NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS
     In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE. Statement 128 replaced the calculation of primary and fully diluted loss per share with basic and diluted loss per share. Unlike primary loss per share, basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net loss per share includes potential common shares, when dilutive, from stock options (using the treasury stock method), from convertible preferred stock (using the if-converted method), from convertible notes (using the if-converted method) and from warrants (using the treasury stock method). As the Company has experienced losses in all periods presented, no potential common shares have been included in the net loss per share calculation as they are antidilutive.

     The Company is required to accrue dividends (8% per annum) on shares of its outstanding preferred stock. In addition, in 1998, the Company recorded accretion of preferred stock reflecting the issuance during the quarter of $1,000,000 of Series B preferred stock at a 20% discount to market.
Dividends of $14,794 and accretion of preferred stock of $250,000 for the quarter ended March 31, 1998 and dividends of $30,318 for the quarter ended March 31, 1997 were added to the net loss to determine the net loss per share applicable to common stockholders. Dividends and accretion of preferred stock increased the net loss applicable to common stockholders by $(0.04) per share and $(0.01) per share for the quarters ended March 31, 1998 and 1997, respectively.

NOTE 6 - BANK FINANCING ARRANGEMENTS

     The Company entered into a credit agreement with a bank ("Original Agreement"), which commenced in July 1995 and expired on March 15, 1998. In March 1998, the Company entered into a new credit agreement ("New Agreement") which expires on April 15, 1999 (together, the "Agreements"). The Agreements are secured by the Company's current and future assets. The credit facility under the Agreements allows the Company to borrow up to $500,000 based on the level of qualified receivables at the lenders index rate, which is based on prime, plus 1.5% (10% at March 31, 1998). The Original Agreement contains covenants that required the Company to maintain certain financial ratios.
As of December 31, 1997, the Company was not in compliance with the covenants and had obtained a waiver from the bank. The New Agreement contains covenants that require the

Company to maintain certain financial ratios including current ratio and tangible net worth. As of March 31, 1998 and December 31, 1997, outstanding borrowings under the Agreement were $269,674 and $268,908, respectively, which were the amounts available under the line.

     In 1997, the Company entered into an international credit agreement (the International Agreement) with a commercial lending institution which expires on August 15, 1998. The International Agreement is secured by the Company's international receivables and by the Company's current and future assets. The credit facility under the International Agreement allows the Company to borrow up to $500,000 based on the level of qualified international receivables. As of March 31, 1998 and December 31, 1997, outstanding borrowings under the International Agreement were $104,033 and $255,033, respectively, which were the amounts available under the line.

NOTE 7 - SERIES B CONVERTIBLE PREFERRED STOCK

In January 1998, the Board of Directors designated 37,500 shares of Preferred Stock as Series B Convertible Preferred Stock ("Series B Preferred Stock). Series B Preferred Stock is convertible into Common Stock at the option of the Holder anytime from 60 days to two years after issue ("mandatory conversion date") and automatically converts earlier in the event of a merger or consolidation of the Company if, as a result of such transaction, the holders of Common Stock immediately prior to such merger or consolidation would hold less than 50% of the voting securities of the surviving entity immediately following such merger or consolidation. In the event of liquidation, holders of Series B Preferred Stock are entitled to liquidation preferences over common stockholders equal to their initial investment plus all accrued but unpaid dividends. Dividends accrue at the rate of 8% per annum and are payable quarterly in cash or in Common Stock, at the option of the Company.

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

     On February 6, 1998, (the "Series B-1 Closing"), the Company sold 8,850 shares of Series B Convertible Preferred Stock, $.001 par value, at $56.50 per share, pursuant to exercise of the option to invest an additional $500,000 expiring on February 15, 1998. On March 18, 1998, such 8,850 shares of Series B were exchanged for a like number of Series B-1 Convertible
Preferred Stock, $.001 par value (the "Series B-1 Transaction").   Each share
of Series B-1 Convertible Preferred Stock is convertible into 100 shares of Common Stock at the option of the holder, in whole or in part, at any time for a period of two years following February 6, 1998. The Series B-1 stock will convert into a total of 885,000 shares of Common Stock. The conversion ratio for the Series B-1 Transaction was based upon 80% of the average high and low sales price of the Company's Common Stock for the ten days prior to the Series B-1 Closing. Dividends accrue at the rate of 8% and are payable quarterly in cash or in Common Stock at the option of the Company. The Company also issued five-year warrants to acquire 132,750 shares of Common Stock at $0.565 per share. The Company recorded Accretion of Preferred Stock of $125,000 in the first quarter of 1998 for the 20% discount given to the Series B-1 holders.

On March 16, 1998, (the "Series B-2 Closing"), the Company sold 8,715 shares of Series B-2 Convertible Preferred Stock, $.001 par value, at $57.375 per share, pursuant to exercise of the option to invest an additional $500,000
expiring on March 15, 1998 (the "Series B-2 Transaction").   Each share of
Series B-2 Convertible Preferred Stock is convertible into 100 shares of Common Stock at the option of the holder, in whole or in part, at any time for a period of two years following the Series B-2 Closing. The Series B-2 stock will convert into a total of 871,500 shares of Common Stock. The conversion ratio for the Series B-2 Transaction was based upon 80% of the average high and low sales price of the Company's Common Stock for the ten days prior to the Series B-2 Closing. Dividends accrue at the rate of 8% and are payable quarterly in cash or in Common Stock at the option of the Company. The Company also issued five-year warrants to acquire 130,725 shares of Common Stock at $0.57375 per share. The Company recorded Accretion of Preferred Stock of $125,000 in the first quarter of 1998 for the 20% discount given to the Series B-2 holders.

These transactions resulted in the valuation of warrants of approximately $153,378 which has been recorded as additional paid in capital.

NOTE 8 - CONVERSION OF CONVERTIBLE SUBORDINATED NOTES INTO SERIES C CONVERTIBLE PREFERRED SHARES AND COMMON STOCK

     On March 31, 1998, $1,750,000 of convertible subordinated notes and $140,076 of accrued interest were converted into 95,037 shares of Series C Preferred Stock, 51,574 shares of Series C-1 Preferred Stock and 671,803 shares of Common Stock. Series C and Series C-1 Preferred Stock plus accrued dividends at 8% per annum are convertible into Common Stock at the option of the holder, with a mandatory conversion date of March 31, 2000. At March 31, 1998, Series C shares, if converted, would have converted into 2,014,778 shares of Common Stock and Series C-1 shares, if converted, would have converted into 546,684 shares of Common Stock, the same number of common shares as if the notes and accrued interest had been converted directly into Common Stock in accordance with the original note terms.

                          SOCKET COMMUNICATIONS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION CONTAINS FORWARD-LOOKING STATEMENTS (IDENTIFIED WITH AN ASTERISK "*") THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FOR A MORE COMPLETE DISCUSSION OF THE FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE, SEE "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1997 (COLLECTIVELY THE "FORM 10-KSB SECTIONS").

OVERVIEW

     The Company's family of serial PC card products and Ethernet card products for PC card mobile computers are its principal sources of revenues with a focus beginning in 1997 on connection products for devices using the Windows CE operating system from Microsoft, including handheld computers (H/PCs and Palm-size PCs) and embedded devices. In December 1996, the Company expanded its serial and Ethernet card lines into a family of PC card products including a ruggedized serial card, a dual serial card and an Ethernet/serial multifunction card, and in October 1997, the Company introduced a barcode scanner PC card and a low power Ethernet card for Windows CE handheld computers. In January 1998, the Company announced that its family of serial, Ethernet and data collection products will begin shipping in the second quarter of 1998 in a CompactFlash-TM-format for use with smaller Windows CE handheld computers, such as the Palm-size PC, expected to be volume shipping in the second half of 1998.(*) The Company also earns royalties from time to time from sale of certain of the Company's products by the third-party manufacturers of those products.

     The Company has also developed wireless messaging products including a PageCard PC Card wireless messaging system introduced in January 1995 that use the POCSAG paging protocols, and developed its PageSoft messaging software, introduced in 1996, that sends messages and files over the paging networks for downloading into a mobile computer. The Company also earns royalties on wireless messaging services provided by third party carriers and revenue from development work performed for others. Revenue from wireless messaging products have been less than 10% of the Company's total revenues and in the fourth quarter of 1997, the Company wrote off its POCSAG PageCard inventories because of low demand and the anticipated release in 1998 of wireless receivers that utilize the higher speed FLEX networks.

     The Company has developed a number of strategic relationships that are important to its product development and marketing programs. In March 1998, the Company announced a Memorandum of Understanding with Motorola to adapt the Company's messaging software, under development in 1997, to work as a software driver with Motorola's Windows CE 2.0 CompactFlash wireless receiver and embedded module products under development. The Company will earn development revenues

_______________
(*) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

                          SOCKET COMMUNICATIONS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


from this contract beginning in the second quarter of 1998 and a royalty on all receivers sold after the product begins volume shipments, expected in the fourth quarter of 1998.(*) The Company has developed with the National Dispatch Center ("NDC") Socket Wireless Messaging Services ("SWiMS") which provides paging, operator message dispatch and personal service features such as call connect, fax and call notification, and internet gateways and the Company shares the profits from this service with NDC. The Company entered into Joint Development Contracts with Cetronic in October 1996 to develop a FLEX and ERMES PC Card version of the PageCard, and in 1997 to develop a CompactFlash version of the FLEX and ERMES PageCards for use with smaller Windows CE computers, and also to develop a mobile information server to facilitate group broadcasting of internet and intranet information to mobile devices. These products and their derivative works are being developed to facilitate the wireless updating of web pages and other information on Windows CE computers and other Windows CE devices. The Company believes that it has developed strong working relationships with Microsoft and with Windows CE handheld computer manufacturers for integrating connection solutions into Windows CE devices, with data collection companies such as Welch Allyn which manufactures the bar code scanning wand used with the data collection PC card for Windows CE, and with software application developers in providing technical assistance in the porting of their applications to the Windows CE operating system.

     Although the Company believes that its focus on the Windows CE operating system for hand held computers and its strategic relationship with Motorola and other strategic partners position the Company for revenue growth beginning in 1998, the Company has incurred significant quarterly and annual operating losses in every fiscal period since its inception, and the Company expects to incur quarterly operating losses at least through the first half of 1998 and possibly longer.(*) The Company's ability to achieve profitability will be highly dependent upon: increased market acceptance of the Company's serial, Ethernet, data collection cards and wireless messaging products including recently introduced products; growth and acceptance of handheld computers and devices using the Windows CE operating system; the ability to raise capital to fund the Company's product development and sales and marketing efforts; the development of new products for new and existing markets; the improvement of gross margins through maintaining of sales prices, higher sales volumes and contract manufacturing efficiencies; expanding its distribution capability; completing its software development contracts; and managing its operating expenses. There can be no assurances that the Company will meet any of these objectives or ever achieve profitability.

     In addition, as of March 31, 1998, the Company had a net capital deficiency of $303,629 and a working capital deficit of $622,315. The Company will require additional funding in 1998 to meet its working capital needs.(*) The inability to obtain such funding could require the Company to significantly reduce or suspend operations, sell additional securities on terms that are highly dilutive to investors or otherwise have a material adverse effect on its financial condition or operating results. See "--Liquidity and Capital Resources" and "--Risk Factors" for a discussion of the Company's

_______________
(*) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

                          SOCKET COMMUNICATIONS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

need for additional capital, the uncertainty regarding the Company's continued listing on the Pacific Exchange and other risks that may affect the Company's ability to attain profitability.

RESULTS OF OPERATIONS

REVENUE

     Revenue for the first quarter of 1998 totaled $1,175,670, a 10% increase from the corresponding period a year ago. The increase was due to: higher sales volumes of the Ethernet PC Card, including the low power Ethernet PC Card for Windows CE handheld computers which was introduced in the fourth quarter of 1997; higher sales volumes of the Company's expanding family of serial PC Card products; and higher sales of the Company's data collection PC Card products which were introduced in the fourth quarter of 1997. This growth was partially offset by lower PageCard sales.

GROSS PROFIT

     The Company's gross profit for the first quarter of 1998 was 55.8% of revenues compared to 49.6% for the same quarter a year ago due to favorable product mix including higher volume of serial PC card sales and higher margins on newer products such as the low power Ethernet PC card.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $251,797 for the first quarter, a decline of 7% from the corresponding period a year ago, primarily due to a reduction in outside development costs. The Company expects to increase its research and development expenses in the second half of 1998.(*)

SALES AND MARKETING

     Sales and marketing expenses were $457,108 for the first quarter, a 40% decrease over the corresponding period a year ago. The decrease reflected staffing reductions in the second and third quarters of 1997 and higher expenses in 1997 associated with marketing studies and new product introductions. The Company expects to increase its sales and marketing expenses in 1998.(*)

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $298,600 for the first quarter of 1998, a 9% decrease from the corresponding period a year ago, reflecting reductions in staffing in the second quarter of 1997, partially offset by higher costs of professional services in 1998.

_______________

(*) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

                          SOCKET COMMUNICATIONS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTEREST INCOME AND OTHER, NET/INTEREST EXPENSE

     Interest income primarily reflects interest on cash balances earned through investment in money market funds. Interest expense was $62,700 for the first quarter of 1998 compared to $26,981 for the first quarter of 1997. Interest expense for the first quarter of 1998 included interest on higher levels of convertible subordinated notes compared to the same quarter a year ago as well as higher levels on revolving credit line balances outstanding during the quarter, offset slightly by reduced equipment financing obligations. 1997 interest expense included interest on convertible subordinated notes sold in February 1997, interest on revolving credit line balances outstanding during the quarter and interest on equipment lease financing obligations.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarters of 1998 and 1997, the Company used $733,911 and $1,017,061, respectively, in cash for operating activities. Net cash used for operations in the first quarter of 1998 resulted primarily from the net loss, increases in inventory and decreases in accounts payable and accrued payroll and related expenses, offset in part by decreases in accounts receivable. Net cash used for operations in the first quarter of 1997 resulted primarily from the net loss and increases in accounts receivable, inventories and prepaid expenses, offset in part by increases in accounts payable.

     Cash used for investing activities was $4,770 in the first quarter of 1998 and $88,434 in the first quarter of 1997. The higher levels of investing activity in 1997 reflected higher purchases of equipment associated with the Company's relocation into new facilities in the fourth quarter of 1996.

     Cash provided by financing activities during the first quarter of 1998 reflected the issuance of $1,500,000 in Series B Convertible Preferred Stock net of issuance costs of $29,353 (see Note 7 of Notes to Condensed Financial Statements) and partially offset by payments on capital leases and equipment financing notes and from a reduction in outstanding borrowings under the Company's revolving lines of credit. Cash provided by financing activities during the first quarter of 1997 reflected higher borrowings under a revolving line of credit with a bank (see Note 6 of Notes to Condensed Financial Statements) and proceeds from the issuance of $1,000,000 in convertible subordinated notes.

FUTURE CAPITAL NEEDS; INDEPENDENT AUDITORS' REPORT CONTAINED EXPLANATORY PARAGRAPH REGARDING GOING CONCERN.

     As of March 31, 1998, the Company had cash and cash equivalents of $842,580. Although the Company sold $1,500,000 of Series B Convertible Preferred Stock during the first quarter of 1998, the Company believes its existing capital resources will be insufficient to satisfy its working capital requirements through the end of 1998. The Company will need to raise additional capital to fund operations during 1998 and beyond, including planned increases in its sales and marketing and research and development efforts which the Company intends to accomplish through the issuance of additional equity securities, through increased borrowings on the Company's bank line as the levels

                          SOCKET COMMUNICATIONS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of receivables permit, and through development funding from development partners.(*) The Report of Independent Auditors on the Company's financial statements for the year ended December 31, 1997 included in Form 10-KSB contains an explanatory paragraph regarding the Company's need for additional financing and indicated substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that such capital will be available on acceptable terms, if at all, and such terms may be dilutive to existing stockholders. The Company's inability to secure the necessary funding would significantly impair the ability of the Company to carry out its strategy of increasing its sales and marketing and research and development efforts and otherwise would have a material adverse affect on the Company's financial condition and results of operations.

RISK FACTORS

FUTURE CAPITAL NEEDS; INDEPENDENT AUDITORS' REPORT CONTAINED EXPLANATORY PARAGRAPH REGARDING GOING CONCERN See "Liquidity and Capital Resources", same title, in the preceding paragraph.

ILLIQUIDITY OF TRADING MARKET; POSSIBLE DELISTING OF SECURITIES FROM THE PACIFIC EXCHANGE; RISK OF PENNY STOCK STATUS

     From the effective date of Socket's initial public offering (June 6, 1995) through November 26, 1996, Socket's Common Stock was listed on the Nasdaq SmallCap Market. However, the Common Stock was de-listed from such market effective November 27, 1996 and since then has traded on the OTC Bulletin Board. The Nasdaq SmallCap Market has recently adopted new, more stringent listing criteria. In order for the Company to become listed in the Nasdaq SmallCap Market under the new listing criteria, it must (i) either have net tangible assets of $4 million, a market capitalization of $50 million or net income in two of the past three years of $750,000; (ii) 1 million shares of public float; (iii) a market capitalization of public float of $5 million; (iv) a bid price of $4.00 per share; (v) three market makers; and (vi) 300 stockholders. The Company currently does not meet these requirements, and there can be no assurance that the Company will meet these requirements in any future period. Socket's Common Stock is also quoted on the Pacific Exchange. The continued listing criteria of the Pacific Exchange requires the Company to have (i) at least 300,000 publicly held shares of Common Stock with a market value of at least $500,000, (ii) at least 250 public beneficial holders of its Common Stock, (iii) total net tangible assets of at least $500,000 or net worth of at least $2,000,000, and (iv) a share bid price of at least $1 per share of Common Stock. The Company has not been in compliance with the net tangible asset requirements of the Pacific Exchange since December 31, 1996 and has, therefore, been subject to possible delisting procedures since that time. In March 1998, the Pacific Exchange granted the Company an extension to bring itself into compliance with the continued listing criteria and advised Socket that it would next review Socket's continued qualification for listing in June 1998. As of March 31, 1998, the Company had a net tangible asset deficit of $303,629. Accordingly, the Company will need to raise additional equity capital and convert remaining convertible notes in the second quarter of 1998 in order to comply with the Pacific Exchange listing criteria, and there can be no assurance that the Company will be successful in doing

_______________

(*) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

                          SOCKET COMMUNICATIONS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

so. In that case, there can be no assurance that the Pacific Exchange will not decide to initiate delisting proceedings against Socket. If Socket's Common Stock remains delisted from the Nasdaq SmallCap Market and becomes delisted from the Pacific Exchange, the Company will become subject to the Commission's "penny stock" rules and therefore an investor will find it more difficult to dispose of, or to obtain accurate quotations as to the price of, Socket's securities.

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

SIGNIFICANT DILUTIVE EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE ON MARKET PRICE OF THE COMMON STOCK

     As of March 31, 1998, there were 918,508 shares of Common Stock issuable upon the exercise of options under Socket's 1995 and 1993 Stock Plans, as amended, and 3,079,169 shares of Socket Common Stock issuable upon exercise of warrants, including certain dilution adjustments resulting from the subsequent issuance of Common Stock or securities converting into Common Stock at prices below the initial public offering price for the Company's Common Stock. In addition, an aggregate of 416,562 shares of Common Stock may be issued upon conversion of the remaining convertible promissory notes and accrued interest and 2,561,462 shares will be issued upon the conversion of Series C Preferred Stock (See Note 8 to Notes to Condensed Financial Statements) . In addition, the Company issued 30,065 shares of Series B Preferred Stock in the first quarter of 1998, which shares are convertible into an aggregate of 3,006,500 shares of Common Stock at the option of the holder at any time, will be automatically converted into Common Stock within two years and which earn an 8% dividend payable in shares of Common Stock on a quarterly basis. All of the common shares, to the extent that they are eligible or appear to be eligible for sale in the public market, could have a materially adverse effect on the market price of the Socket Common Stock and therefore make it more difficult for Socket to sell equity securities or equity-related securities in the future at a time and price that Socket deems appropriate.

     The Company intends to issue additional equity securities in 1998 in order to fund working capital requirements and to achieve compliance with the net tangible asset requirements of the Pacific

                          SOCKET COMMUNICATIONS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Exchange.(*) To the extent the Company does so, existing stockholders of the Company may experience substantial dilution, particularly if the terms of such issuance include discounts to market prices or the issuance of warrants, as the Company did in the first quarter of 1998 with the issuance of $1,500,000 worth of Series B Convertible Preferred Stock and related warrants. In addition, the holders of the Series B Convertible Preferred Stock and related warrants and the holders of the outstanding convertible promissory notes are entitled to registration rights with respect to the shares of Common Stock underlying their respective securities. To the extent that such holders convert their existing securities into Common Stock, following the effective date of the Registration Statement related thereto, such shares will be immediately eligible to be sold in the public market without restriction under Rule 144 under the Securities Act of 1933, which, given the relatively low trading volumes for the Company's Common Stock, would likely have a significant depressant effect of the per share market price of the Company's Common Stock.

HISTORY OF OPERATING LOSSES; NO ASSURANCE OF PROFITABILITY

     Socket was incorporated in March 1992 and has incurred significant operating losses in every fiscal period since inception. Socket expects to incur quarterly operating losses at least through the first half of 1998 and possibly longer.* Profitability, if any, will depend upon increased market acceptance of Socket's serial and Ethernet cards, Socket's ability to obtain additional capital to fund its working capital requirements, market acceptance of mobile computers that use Microsoft's Windows CE operating system, the completion of Socket's development contract with Motorola and the ability of Motorola and the Company to sell FLEX-based data paging receivers in a CompactFlash format for use with Microsoft's Palm-size PC beginning in the second half of 1998, the expansion of development and OEM customer relationships to increase development and product sales revenues, the development of successful new products for new and existing markets, Socket's ability to increase gross margins through higher sales volumes and contract manufacturing efficiencies, expand its distribution capability, perform on development contracts, and manage its operating expenses. There can be no assurance that Socket will meet any of these objectives or ever achieve profitability.

SLOWLY EMERGING MARKET FOR WIRELESS DATA COMMUNICATION PRODUCTS

     The market for wireless data communications products has been slow to emerge, and there can be no assurance that it will develop sufficiently to enable the Company to achieve broad commercial acceptance of its products. Because this market is relatively new and has developed slowly, and because current and future competitors are likely to introduce a variety of competing wireless data communications solutions, it is difficult to predict the rate at which this market will grow, if at all. If the wireless data communications market fails to grow, or continues to grow more slowly than anticipated, the Company's business, operating results and financial condition will be materially adversely affected. Although the Company intends to conform its products to meet emerging standards in the wireless data communications market, there can be no assurance that industry standards will emerge or, if they become established, that the Company will be able to conform to these new standards in a timely fashion. Even if the market for wireless data communications

_______________
(*) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

                          SOCKET COMMUNICATIONS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

products does develop, there can be no assurance that the Company's products will achieve commercial success within such market. Furthermore, the Company believes that its products enable third parties to develop and deliver wireless data solutions for the specific needs of business in a number of vertical market segments such as field sales, field service, finance, real estate, health care, and transportation on either a point to point or a group broadcasting basis. The Company's software developers kit enables third parties to address such needs by page-enabling existing applications to allow the transfer of data from an application through the paging network to the PageCard receiver where it can be downloaded into a mobile computer. The Company's software developer's kit is designed to provide program interfaces for software developers to page-enable their applications and to work with major Microsoft operating systems including Windows 95 and Windows CE. The Company is also developing a mobile information server that will extract information from a web page, prepare the information for transmission over the paging networks, and send the data to designated subscribers. The server is expected to simplify the sending of data over the paging networks by allowing data to be prepared for transmission by the server from a web page instead of within the application program. However, there can be no assurance that the Company will successfully complete or commercialize its mobile information server, that there will be market acceptance for such a product, and that products will not be developed by others that effectively compete in this market. And although a limited number of page-enabled applications are now available, there can be no assurance that any additional such applications will become available. Further, there can be no assurance that such page-enabled applications will be developed, or if developed, gain widespread commercial acceptance or that adoption of such applications will drive increased purchases of PageCard receivers. Finally, due to the unique nature of the PageCard receiver and PageCard WMS, which combine certain technologies and features of paging and mobile computing, the Company believes it will be required to incur significant expenses for sales and marketing, including advertising, to educate potential customers.(*) Broad commercialization of the Company's products will require the Company to overcome significant technological and market development hurdles, many of which may not be currently foreseen.

DEPENDENCE ON THE MARKET FOR MOBILE COMPUTERS; DEPENDENCE ON MARKET SUCCESS OF WINDOWS CE

     Substantially all of the Company's products are designed for use in mobile computers, including handheld PCs and, beginning in the second half of 1998, Palm-size PCs. The Company expects to continue to derive a significant portion of revenues from the sale of its products for use in mobile computers, particularly those that use the Windows CE operating system. The market for mobile computers is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition, resulting in short product life cycles and regular reductions of average selling prices over the life of a specific product. Although the market for mobile computers has grown substantially in recent years, there can be no assurance that such growth will continue. A reduction in sales of the market for mobile computers or a reduction in the growth rate of such sales, would likely reduce demand for the Company's products. Any reduction in the demand for mobile computers would have a material adverse effect on the Company's business,

_______________
(*) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

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

POTENTIAL QUARTERLY FLUCTUATIONS; ABSENCE OF SIGNIFICANT ORDER BACKLOG

     The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. The Company generally ships orders as received and as a result typically has little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, the Company has often recognized a substantial portion of its revenues in the last month of the quarter, typically in the last week. Operating results may also fluctuate due to factors such as the demand for the Company's products, the size and timing of customer orders, unanticipated delays or problems in the introduction of new products and product enhancements by the Company or the introduction of new products and product enhancements by its competitors, changes in the proportion of revenues attributable to royalties and engineering development services, product mix, timing of software enhancements, changes in the level of operating expenses, and competitive conditions in the industry including competitive pressures resulting in lower average selling prices. Because the Company's staffing and other operating expenses are based on anticipated revenue, a substantial portion of which is not typically generated until the end of each quarter, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter. As a result of any of the foregoing factors, the Company's results of operations in any given quarter may be below the expectations of public market analysts or investors, in which case the market price of the Company's Common Stock would be materially and adversely affected.

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

DEPENDENCE ON STRATEGIC ALLIANCES AND BUSINESS RELATIONSHIPS

     The Company's strategy is to establish strategic alliances and business relationships with leading participants in various segments of the communications and mobile computer markets.(*) In accordance with this strategy, the Company has entered into alliances or relationships with Cetronic AB, Compaq Computer Corporation, Lucent Technologies, Microsoft, Mitsubishi Corporation, Motorola, the National Dispatch Center, PageNet and Welch Allyn. The Company's success will depend not only on the Company's continued relationships with these parties, but also on its ability to enter into additional strategic arrangements with new partners on commercially reasonable terms. The Company believes that, in particular, relationships with application software developers are extremely important in creating commercial uses for the Company's products necessary to achieve growth. Any future relationships may require the Company to share control over its development, manufacturing and marketing programs or to relinquish rights to certain versions of its technology. There can be no assurance that the Company's strategic partners will not revoke their commitment to the Company's products or services at any time in the future, that they will not develop their own competitive products or services, or that the hardware or software of such companies that is integrated into the Company's products will not contain defects or errors. Accordingly, there can be no assurance that the Company's existing or future strategic relationships will result in sustained business alliances, successful product or service offerings or the generation of significant revenues for the Company. Failure of one or more of such alliances could result in delay or termination of product development projects, reduction in market penetration, decreased ability to win new customers or loss of confidence by current or potential customers, any of which could have a material adverse effect on the Company's business, results of operations or financial condition.

     As part of its strategy, the Company has developed a close working relationship with Microsoft to design products for use with the handheld PCs and palm PCs that use Microsoft's Windows CE operating system. Beginning in 1997, the Company has increasingly devoted significant research and development resources to such design activities for Microsoft's standards, diverting financial and personnel resources from other development projects. The Company's design activities are not undertaken pursuant to any agreement under which Microsoft is obligated to continue the collaborative design projects or to sell the resulting products. Consequently, Microsoft may terminate
_______________
(*) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

                          SOCKET COMMUNICATIONS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

its collaborations with the Company for a variety of reasons including the Company's failure to meet agreed-upon standards or for reasons beyond the Company's control, including changing market conditions, increased competition, discontinued product lines and product obsolescence. Although the Company believes that its recent Memorandum of Understanding with Motorola will enhance its collaboration with Microsoft with respect to the design of products for Microsoft's Windows CE operating system, there can be no assurance that Microsoft will not in the future discontinue collaborating with the Company on the design of the Company's current and future products, which would result in the Company having expended significant research and development resources without benefit and having lost potential revenues from the development and sale of alternative products. In such event, the Company's business, operating results and financial condition would be materially adversely affected.

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

     The Company allows its distributors to return a portion of their inventory to the Company for full credit against other purchases. In addition, in the event the Company reduces its prices, the Company credits its distributors for the difference between the purchase price of products remaining in their inventory and the Company's reduced price for such products. There can be no assurance that actual returns and price protection will not have a material adverse effect on future operating results, particularly since the Company seeks to continually introduce new and enhanced products and is likely to face increasing price competition. In addition, the Company's comprehensive two year warranty for its wired products and one year warranty for its wireless products permit customers to return any product if the product does not perform as warranted. To date, the Company has not experienced any warranty claims, returns, stock rotation exchanges or price protection adjustments materially above those anticipated. However, future warranty claims, returns, stock rotation exchanges, or price protection adjustments could be materially higher than anticipated. The Company intends to continue to introduce new and enhanced products, which could result in higher warranty or return claims due to the risks inherent in the introduction of such products.(*) There can be no assurance that warranty claims or returns will not have a material adverse effect on future operating results.

EXPORT SALES

     Export sales (sales to customers outside the United States) accounted for approximately 49% of the Company's revenue in 1997 and approximately 44% of the Company's revenue in the first quarter of 1998. Accordingly, the Company's operating results are subject to the risks inherent in export sales, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in managing foreign operations, the burdens of complying with a variety of foreign laws, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences and political and economic instability. In addition, the Company's export sales are currently denominated predominately in United States dollars, and accordingly, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive and therefore potentially less competitive in foreign markets.
_______________
(*) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

                          PART II. OTHER INFORMATION


Items 1-5. Not applicable.


Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits

3.1 Certificate of Designations of Preferences and Rights of Series C Convertible Preferred Stock
3.2 Certificate of Designations of Preferences and Rights of Series C-1 Convertible Preferred Stock
27.1  Financial Data Schedule (Edgar only)

b. Reports on Form 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1998.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          SOCKET COMMUNICATIONS, INC.
                                  Registrant






Date:  May 13, 1998                                   /s/ David W. Dunlap
                                                 -----------------------------
                                                          David W. Dunlap
                                                      Vice President of Finance
                                                      and Administration and
                                                      Chief Financial Officer