Form 10QSB
period 1998-06-30
SOCKET COMMUNICATIONS INC
filed 1998-08-14
CIK 944075

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549
                                    FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended June 30, 1998

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

   Number of shares of Common Stock ($0.001 par value) outstanding as of August 10, 1998 was 7,316,027 shares.


This report, including all attachments, contains 24 pages.

                                       INDEX

                                                                      PAGE NO.
                                                                      --------
Part I.  Financial information

         Condensed Balance Sheets - June 30, 1998 and
           December 31, 1997.......................................       3

         Condensed Statements of Operations - Three Months and
           Six Months Ended June 30, 1998 and 1997.................       4

         Condensed Statements of Cash Flows - Six Months Ended
           June 30, 1998 and 1997..................................       5

         Notes to Condensed Financial Statements...................     6 - 9

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................    10 - 21

Part II. Other information

         Item 2. Changes in Securities and Use of Proceeds.........      22

         Item 4. Submission of Matters to a Vote of Security
           Holders.................................................      22

         Item 6. Exhibits and Reports on Form 8-K..................    22 - 23

         Signatures................................................      24

PART I. FINANCIAL INFORMATION

                           SOCKET COMMUNICATIONS, INC.
                             CONDENSED BALANCE SHEETS

                                                                                                (Unaudited)
                                                                                                  June 30,          December 31,
                                                                                                    1998               1997 *
                                                                                              --------------       -------------
                                                                ASSETS
Current assets:
   Cash and cash equivalents...............................................................   $      591,641       $    276,900
   Accounts receivable, net................................................................        1,268,526            899,296
   Inventories.............................................................................          315,943            195,127
   Prepaid expenses........................................................................            7,483              9,048
                                                                                              ---------------      -------------
      Total current assets.................................................................        2,183,593          1,380,371

Property and equipment:
   Machinery and office equipment..........................................................          602,745            600,851
   Computer equipment......................................................................          525,875            530,239
                                                                                              ---------------      -------------
                                                                                                   1,128,620          1,131,090
   Accumulated depreciation................................................................         (901,301)          (807,502)
                                                                                              ---------------      -------------
                                                                                                     227,319            323,588
Other assets...............................................................................           66,878             66,305
                                                                                              ---------------      -------------
      Total assets.........................................................................    $   2,477,790       $  1,770,264
                                                                                              ---------------      -------------
                                                                                              ---------------      -------------

                                                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Bank lines of credit....................................................................   $      758,751       $    523,941
   Convertible subordinated notes..........................................................           --              1,950,000
   Accounts payable and accrued expenses...................................................        1,465,673          1,962,354
   Accrued payroll and related expenses....................................................          212,327            277,553
   Deferred revenue........................................................................          187,945            178,625
   Current portion of capital leases and equipment financing notes.........................           56,914             61,804
                                                                                              ---------------      -------------
      Total current liabilities............................................................        2,681,610          4,954,277

Long-term portion of capital leases and equipment financing notes..........................           12,879             40,931

Stockholders' net capital deficiency:
   Preferred stock, $0.001 par value; Authorized shares - 3,000,000
      Series B Convertible Preferred Stock:
         Designated shares-37,500; Issued and outstanding shares-30,065
         at June 30, 1998 and none at December 31, 1997....................................        1,565,976             --
      Series C Convertible Preferred Stock:
          Designated shares-175,000; Issued and outstanding shares-163,468
          at June 30, 1998 and none at December 31, 1997...................................        1,714,043             --
   Common stock, $0.001 par value:
      Authorized shares - 15,000,000
      Issued and outstanding shares - 7,272,167 at June 30, 1998 and
        6,501,275 at December 31, 1997.....................................................            7,272              6,501
   Additional paid-in capital..............................................................       13,818,931         13,208,038
   Accumulated deficit.....................................................................      (17,322,921)       (16,439,483)
                                                                                              ---------------      -------------
      Total stockholders' net capital deficiency...........................................         (216,699)        (3,224,944)
                                                                                              ---------------      -------------
         Total liabilities and stockholders' net capital deficiency........................    $   2,477,790       $  1,770,264
                                                                                              ---------------      -------------
                                                                                              ---------------      -------------

------------------
* Derived from audited financial statements.

                            See accompanying notes.

                                                SOCKET COMMUNICATIONS, INC.
                                             CONDENSED STATEMENTS OF OPERATIONS
                                                         (Unaudited)

                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                          June 30,
                                                         ---------------------------     ---------------------------
                                                            1998            1997              1998           1997
                                                         -----------    ------------     ------------   ------------

Revenues.........................................        $1,486,262     $ 1,122,692      $ 2,661,932    $ 2,193,440

Cost of revenue..................................           564,248         545,584        1,084,331      1,085,707
                                                         -----------    ------------     ------------   ------------

Gross profit.....................................           922,014         577,108        1,577,601      1,107,733

Operating expenses:
   Research and development......................           253,915         273,105          505,712        544,892
   Sales and marketing...........................           500,671         796,234          957,779      1,553,034
   General and administrative....................           290,189         536,817          588,789        866,172
                                                         -----------    ------------     ------------   ------------
      Total operating expenses...................         1,044,775       1,606,156        2,052,280      2,964,098

                                                         -----------    ------------     ------------   ------------
Operating loss...................................          (122,761)     (1,029,048)        (474,679)    (1,856,365)

Interest income..................................                 0             639                4          2,510
Interest expense.................................           (13,874)        (36,477)         (76,574)       (63,458)
                                                         -----------    ------------     ------------   ------------

Net loss.........................................          (136,635)     (1,064,886)        (551,249)    (1,917,313)
Preferred stock dividend.........................           (67,395)         (8,620)         (82,189)       (38,938)
 Accretion of preferred stock....................                --              --         (250,000)            --
                                                         -----------    ------------     ------------   ------------
Net loss applicable to common
      stockholders...............................        $ (204,030)    $(1,073,506)     $  (883,438)   $(1,956,251)
                                                         -----------    ------------     ------------   ------------
                                                         -----------    ------------     ------------   ------------
Net loss per share applicable to
      common stockholders........................        $    (0.03)    $     (0.22)     $     (0.13)   $     (0.44)
                                                         -----------    ------------     ------------   ------------
                                                         -----------    ------------     ------------   ------------

Weighted average shares outstanding..............         7,230,364       4,955,822        6,865,820      4,405,066
                                                         -----------    ------------     ------------   ------------
                                                         -----------    ------------     ------------   ------------


                            See accompanying notes.

                              SOCKET COMMUNICATIONS, INC.
                           CONDENSED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                                                 Six Months Ended June 30,
                                                                                  1998                   1997
                                                                             --------------       -------------
OPERATING ACTIVITIES
  Net loss................................................................  $    (551,249)       $(1,917,313)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization.......................................        105,260            139,495
      Changes in operating assets and liabilities:
        Accounts receivable...............................................       (369,230)           181,441
        Inventories.......................................................       (120,816)          (198,082)
        Prepaid expenses..................................................          1,565             10,822
        Other assets......................................................           (573)           (16,004)
        Accounts payable and accrued expenses.............................       (356,541)           149,149
        Accrued payroll and related expenses..............................        (65,226)           104,190
        Deferred revenue..................................................          9,320           (105,368)
                                                                            --------------       -------------
          Net cash used in operating activities...........................     (1,347,490)        (1,651,670)

INVESTING ACTIVITIES
  Purchase of equipment...................................................         (8,991)          (117,482)
                                                                            --------------       -------------
          Net cash used in investing activities...........................         (8,991)          (117,482)

FINANCING ACTIVITIES
  Proceeds from sale of preferred stock, net of costs of $30,646..........      1,469,354                --
  Payments on capital leases and equipment financing notes................        (32,942)           (67,839)
  Proceeds from issuance of convertible notes.............................           --            1,600,000
  Preferred stock dividends paid..........................................           --              (30,318)
  Stock options and warrants exercised....................................           --                3,777
  Proceeds (repayment) from borrowing under bank lines of credit..........        234,810           (102,006)
                                                                            --------------       -------------
          Net cash provided by financing activities.......................      1,671,222          1,403,614
                                                                            --------------       -------------
Net increase(decrease) in cash and cash equivalents.......................        314,741           (365,538)
Cash and cash equivalents at beginning of period..........................        276,900            618,344
                                                                            --------------       -------------
Cash and cash equivalents at end of period................................  $     591,641        $   252,806
                                                                            --------------       -------------
                                                                            --------------       -------------
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest..................................................  $      25,070        $    36,477
  Dividends accrued but unpaid............................................  $       4,608        $     8,620
  Dividends paid in common stock..........................................  $      77,581                --
  Notes payable and accrued interest converted to preferred stock.........  $   1,714,043                --
  Notes payable and accrued interest converted to common stock............  $     380,705                --
  Accretion of preferred stock............................................  $     250,000                --
  Warrants issued in connection with preferred stock financing............  $     153,378                --

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

   The financial statements have been prepared on a going concern basis. The Report of Independent Auditors on the Company's financial statements for the year ended December 31, 1997 included in Form 10-KSB contained an explanatory paragraph which indicated substantial doubt about the Company's ability to continue as a going concern because of the Company's recurring operating losses, net capital deficiency and working capital deficit. As of June 30, 1998, the Company had cumulative losses of $17,322,921, a net capital deficiency of $216,699, and a working capital deficit of $498,017. The Company believes its existing capital resources will be insufficient to satisfy its working capital requirements through the end of 1998. The Company will need to raise additional capital to fund operations during 1998 and beyond which the Company intends to accomplish through the issuance of additional equity securities, through increased borrowings on the Company's bank lines as the levels of receivables permit, and through development funding from development partners. The Company believes that sufficient outside financing sources will be available, however, there can be no assurance that the Company will be able to obtain such financing on commercially reasonable terms, if at all, and such terms may be dilutive to existing stockholders. The Company's inability to secure the necessary funding would have a material adverse affect on the Company's financial condition and results of operations. The Company's actual working capital needs will depend upon numerous factors, however, including the extent and timing of acceptance of the Company's products in the market, the Company's operating results, the progress of the Company's research and development activities, the cost of increasing the Company's sales and marketing activities and the status of competitive products, none of which can be predicted with certainty. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 - CASH EQUIVALENTS

   Cash equivalents consist mainly of money market funds, which are highly liquid financial instruments that are readily convertible to cash. The Company has not incurred losses related to these instruments. As of June 30, 1998 and December 31, 1997, the Company had no material investments in debt or equity securities.

NOTE 3 - INVENTORIES

   Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

                                                    June 30,     December 31,
                                                      1998           1997
                                                   -----------   -------------
Raw materials and sub-assemblies                   $  294,271    $    179,267
Finished goods                                         21,672          15,860
                                                   -----------   -------------
                                                   $  315,943    $    195,127
                                                   -----------   -------------
                                                   -----------   -------------

NOTE 4 - INCOME TAXES

   Due to the Company's loss position, there was no provision for income taxes for the three and six months ended June 30, 1998 and 1997.

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

   The Company is required to accrue dividends on shares of its outstanding preferred stock. Dividends of $67,395 and $8,620 for the quarters ended June 30, 1998 and 1997 respectively, and $82,189 and $38,938 for the six months ended June 30, 1998 and 1997 respectively, and accretion of $250,000 for the six months ended June 30, 1998, were added to the net loss to determine the net loss per share applicable to common stockholders.

NOTE 6 - BANK FINANCING ARRANGEMENTS

   The Company entered into a credit agreement with a bank("Original Agreement") which commenced in July 1995 and expired on March 15, 1998. In March 1998 the Company entered into a new credit agreement with a bank("New Agreement") which expires on April 15, 1999 (together the "Agreements"). The Agreements are secured by the Company's current and future assets. The credit facility under the Agreements allows the Company to borrow up to $500,000 based on the level of qualified receivables at the lenders index rate, which is based on prime, plus 1.5% (10% at June 30, 1998). The New Agreement contains covenants that require the Company to maintain certain financial ratios including current ratio and tangible net worth. As of June 30, 1998 the Company was not in compliance with the covenants and has obtained a waiver from the bank. As of June 30, 1998 and December 31, 1997, outstanding borrowings under the Agreement were $498,607 and $268,908 respectively, which were the amounts available under the line.

     In 1997, the Company entered into an international credit agreement ("International Agreement") with a commercial lending institution which expires on August 15, 1998. The Company is currently in the process of renewing the International Agreement. The International Agreement is secured by the Company's international receivables and by the Company's current and future assets. The credit facility under the International Agreement allows the Company to borrow up to $500,000 based on the level of qualified international receivables. As of June 30, 1998 and December 31, 1997, outstanding borrowings under the International Agreement were $260,144 and $255,033 respectively, which were the amounts available under the line.

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

     These transactions resulted in the valuation of warrants of approximately $153,378 which was recorded as additional paid in capital in the first quarter of 1998.

NOTE 8 - CONVERSION OF CONVERTIBLE SUBORDINATED NOTES INTO SERIES C CONVERTIBLE PREFERRED SHARES AND COMMON STOCK

     On March 31, 1998, $1,750,000 of convertible subordinated notes and $140,076 of accrued interest were converted into 95,037 shares of Series C Preferred Stock, 51,574 shares of Series C-1 Preferred Stock and 671,803 shares of Common Stock. On May 15, 1998, $200,000 of convertible subordinated notes and $13,353 of accrued interest were converted into 16,857 shares of Series C-2 Preferred Stock and 84,535 shares of Common Stock. Series C, C-1, and C-2 Preferred Stock plus accrued dividends at 8% per annum are convertible into Common Stock at the option of the holder, with a mandatory conversion date of March 31, 2000 for Series C and C-1 and May 15, 2000 for Series C-2. At June 30, 1998, Series C, C-1, and C-2 shares, if converted, would have converted into 2,937,118 shares of Common Stock.

                            SOCKET COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION CONTAINS FORWARD-LOOKING STATEMENTS (IDENTIFIED WITH AN ASTERISK "*") THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FOR A MORE COMPLETE DISCUSSION OF THE FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE, SEE "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1997 (COLLECTIVELY, THE "FORM 10-KSB SECTIONS").

OVERVIEW

   The Company's family of serial PC card products and Ethernet card products for PC card mobile computers are its principal sources of revenues with a focus beginning in 1997 on connection products for devices using the Windows CE operating system from Microsoft, including handheld computers (H/PCs and Palm-size PCs) and embedded devices. In December 1996, the Company expanded its serial and Ethernet card lines into a family of PC card products including a ruggedized serial card, a dual serial card and an Ethernet/serial multifunction card, and in October 1997, the Company introduced a barcode scanner PC card and a low power Ethernet card for Windows CE handheld computers. In August 1998, the Company announced that its serial and Ethernet card products are available in a CompactFlash-TM- format for use with smaller Windows CE handheld computers, such as the Palm-size PC. The Company expects to be volume shipping its entire family of PC card products in a CompactFlash format in the second half of 1998.*

   The Company has also developed wireless messaging products including a PageCard PC Card wireless messaging system introduced in January 1995 that use the POCSAG paging protocols, and developed its PageSoft messaging software, introduced in 1996, that sends messages and files over the paging networks for downloading into a mobile computer. The Company also earns royalties on wireless messaging services provided by third party carriers and revenue from development work performed for others. Revenue from wireless messaging products have been less than 10% of the Company's total revenues and in the fourth quarter of 1997, the Company wrote off its POCSAG PageCard inventories because of low demand and the development in 1998 of wireless receivers that utilize the higher speed FLEX networks.

   The Company has developed a number of strategic relationships that are important to its product development and marketing programs. In June 1998, the Company signed a contract with Motorola to adapt the Company's messaging software, under development in 1997, to work as a software driver with Motorola's Windows CE 2.0 CompactFlash wireless receiver and embedded module products under development. The Company earned development revenues of $100,000 from this contract in the second quarter of 1998 and expects to earn additional development revenues in the second half of 1998. The Company will also earn a royalty on all receivers sold after the product begins volume


---------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

                            SOCKET COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

shipments, expected in the first quarter of 1999.* The Company has developed with the National Dispatch Center ("NDC") Socket Wireless Messaging Services ("SWiMS") which provides paging, operator message dispatch and personal service features such as call connect, fax and call notification, and internet gateways and the Company shares the profits from this service with NDC. The Company believes that it has developed strong working relationships with Microsoft and with Windows CE handheld computer manufacturers for integrating connection solutions into Windows CE devices, with data collection companies such as Welch Allyn which manufactures the bar code scanning wand used with the data collection PC card for Windows CE, and with software application developers in providing technical assistance in the porting of their applications to the Windows CE operating system, the Company expects to continue to work closely with such companies in providing connection solutions for Windows-CE based applications and devices.*

     Although the Company believes that its focus on the Windows CE operating system for handheld computers and its strategic relationship with Motorola and other strategic partners position the Company for additional revenue growth beginning in the third quarter of 1998, the Company has incurred significant quarterly and annual operating losses in every fiscal period since its inception, and the Company may continue to incur quarterly operating losses at least through the second half of 1998 and possibly longer.* The Company's ability to achieve profitability will be highly dependent upon: increased market acceptance of the Company's serial, Ethernet, data collection cards and wireless messaging products including recently introduced products; growth and acceptance of handheld computers and devices using the Windows CE operating system; the ability to raise capital to fund the Company's product development and sales and marketing efforts; the development of new products for new and existing markets; the improvement of gross margins through maintaining of sales prices, higher sales volumes and contract manufacturing efficiencies; expanding its distribution capability; completing its software development contracts; and managing its operating expenses. There can be no assurances that the Company will meet any of these objectives or ever achieve profitability.

     In addition, as of June 30, 1998, the Company had a net capital deficiency of $216,699 and a working capital deficit of $498,017. The Company will require additional funding in 1998 to meet its working capital needs.* The inability to obtain such funding could require the Company to significantly reduce or suspend operations, sell additional securities on terms that are highly dilutive to investors or otherwise have a material adverse effect on its financial condition or operating results. See "--Liquidity and Capital Resources" and "--Risk Factors" for a discussion of the Company's need for additional capital, the uncertainty regarding the Company's continued listing on the Pacific Exchange and other risks that may affect the Company's ability to attain profitability.


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

                            SOCKET COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE

   Revenue for the quarter and six months ended June 30, 1998 of $1,486,262 and $2,661,932 increased 32% and 21%, respectively, over the corresponding periods a year ago. The increases in the quarter and six month periods ended June 30, 1998 resulted from volume increases in the sale of the Company's serial PC cards and Ethernet cards in both periods and, in addition for the quarter, from volume increases in the sale of data collection cards and from revenues from a software development contract with Motorola Corporation that commenced in the quarter.

GROSS PROFIT

   The Company's gross profit for the second quarter of 1998 was 62% of revenue compared to 51% for the same quarter a year ago. The Company's gross profit for the six months in 1998 was 59% of revenue compared to 51% for the same period a year ago. The increases resulted primarily from favorable product mix from increasing sales volumes of newer higher margin products for the quarter and six month periods and, in the second quarter of 1998, from the addition of high-margin revenues from a software development contract.

RESEARCH AND DEVELOPMENT

   Research and development expenses for the quarter and six months ended June 30, 1998 were $253,915 and $505,712, respectively, a 7% decrease versus the corresponding periods a year ago, primarily reflecting lower travel costs and contract engineering services. To date, the Company has not capitalized any software development costs. The Company expects to moderately increase its research and development expenses in the second half of 1998.*

SALES AND MARKETING

   Sales and marketing expenses for the quarter and six months ended June 30, 1998 were $500,671 and $957,779, respectively, a 37% and 38% decrease, respectively, over the corresponding periods a year ago. The decreases primarily reflected lower 1998 staffing levels, severance costs associated with staff reductions in the second quarter of 1997, and the expense in 1997 of a new products marketing study. The Company expects to moderately increase its sales and marketing expenses in the second half of 1998.*

GENERAL AND ADMINISTRATIVE

   General and administrative expenses for the quarter and six months ended June 30, 1998 were $290,189 and $588,789, respectively, a 46% and 32%
decrease over the corresponding periods a year


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

                            SOCKET COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ago. The decreases primarily reflect professional fees associated with contemplated financing and merger activities of the Company during the first half of 1997 and one-time severance costs for the Company's former CEO whose services terminated in April 1997. The Company expects to incur moderate increases in its general and administrative expenses in the second half of 1998.*

INTEREST AND OTHER INCOME / EXPENSE

   Interest income primarily reflects interest on cash balances and is negligible. Interest expense for the quarter and six months ended June 30, 1998 was $13,874 and $76,574, respectively, and related to interest on convertible subordinated debt issued in 1997 and to interest on equipment lease financing obligations and bank credit line balances outstanding. Interest expense for the quarter and six months ended June 30, 1997 was $36,477 and $63,458, respectively, and related to interest on equipment lease financing obligations and to interest on convertible subordinated debt issued in 1997. The decrease in interest expense in 1998 reflected the conversion into equity in March and May 1998 of all outstanding convertible subordinated notes.

PREFERRED STOCK DIVIDEND; ACCRETION OF PREFERRED STOCK

   Preferred stock dividends in 1998 reflect dividends earned at 8% per annum on Series B and Series C preferred stock issued during the first and second quarters of 1998. Preferred stock dividends in 1997 reflect dividends earned at 6% per annum on Series A preferred stock issued in November 1996 and converted at the option of the holder into common stock at various dates through November 1997. Accretion of preferred stock in the first quarter of 1998 reflected a purchase price discount of 20% from market for $1.0 million of Series B Preferred Stock issued during the quarter. The accounting effect of accretion is to increase by 20% the amount of the Series B Preferred Stock and to charge accumulated deficit by the same amount as if the Series B Preferred Stock had been issued at market price.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash used for operating activities in the six months ended June 30, 1998 was $1,347,490, resulting primarily from the net loss, an increase in accounts receivable and inventories, and decreases in accounts payable and accrued expenses and accrued payroll and related expenses. Net cash used for operating activities in the six months ended June 30, 1997 was $1,651,670, resulting primarily from the net loss, an increase in inventories and decreases in deferred revenues, partially offset by decreases in accounts receivable and by increases in accounts payable and accrued expenses and accrued payroll and related expenses.

   Net cash provided by financing activities during the first half of 1998 of $1,671,222 resulted from proceeds from the issuance of Series B Convertible Preferred Stock of $1,500,000 during the first quarter of 1998 and from an increase in borrowings under the bank lines of credit, partially offset by


---------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

                            SOCKET COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

payments on capital leases and equipment financing notes. Net cash provided by financing activities during the first half of 1997 of $1,403,614 resulted from proceeds from the issuance of subordinated convertible notes of $1,600,000 partially offset by a reduction in borrowings under the bank lines of credit, payments of capital leases and equipment financing notes and payment of dividends to Series A Preferred stockholders.

FUTURE CAPITAL NEEDS; INDEPENDENT AUDITORS' REPORT CONTAINED EXPLANATORY PARAGRAPH REGARDING GOING CONCERN.

   As of June 30, 1998, the Company had cash and cash equivalents of $591,641. Although the Company sold $1,500,000 of Series B Convertible Preferred Stock during the first quarter of 1998, the Company believes its existing capital resources will be insufficient to satisfy its working capital requirements through the end of 1998. The Company will need to raise additional capital to fund operations during 1998 and beyond, including planned increases in its sales and marketing and research and development efforts which the Company intends to accomplish through the issuance of additional equity securities, through increased borrowings on the Company's bank line as the levels of receivables permit, and through development funding from development partners.* The Report of Independent Auditors on the Company's financial statements for the year ended December 31, 1997 included in Form 10-KSB contains an explanatory paragraph regarding the Company's need for additional financing and indicated substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that such capital will be available on acceptable terms, if at all, and such terms may be dilutive to existing stockholders. The Company's inability to secure the necessary funding would significantly impair the ability of the Company to carry out its strategy of increasing its sales and marketing and research and development efforts and otherwise would have a material adverse affect on the Company's financial condition and results of operations.

RISK FACTORS

FUTURE CAPITAL NEEDS; INDEPENDENT AUDITORS' REPORT CONTAINED EXPLANATORY PARAGRAPH REGARDING GOING CONCERN See "Liquidity and Capital Resources" , same title, in the preceding paragraph.

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

                            SOCKET COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

market makers; and (vi) 300 stockholders. The Company currently does not meet these requirements, and there can be no assurance that the Company will meet these requirements in any future period. Socket's Common Stock is also quoted on the Pacific Exchange. The continued listing criteria of the Pacific Exchange requires the Company to have (i) at least 300,000 publicly held shares of Common Stock with a market value of at least $500,000, (ii) at least 250 public beneficial holders of its Common Stock, (iii) total net tangible assets of at least $500,000 or net worth of at least $2,000,000, and
(iv) a share bid price of at least $1 per share of Common Stock. The Company has not been in compliance with the net tangible asset requirements of the Pacific Exchange since December 31, 1996 and has, therefore, been subject to possible delisting procedures since that time. In August 1998, the Pacific Exchange granted the Company an extension to bring itself into compliance with the continued listing criteria and advised Socket that it would next review Socket's continued qualification for listing in November 1998. As of June 30, 1998, the Company had a net tangible asset deficit of $216,699. Accordingly, the Company will need to raise additional equity capital or increase net worth through profitability in order to comply with the Pacific Exchange listing criteria, and there can be no assurance that the Company will be successful in doing so. In that case, there can be no assurance that the Pacific Exchange will not decide to initiate delisting proceedings against Socket. If Socket's Common Stock remains delisted from the Nasdaq SmallCap Market and becomes delisted from the Pacific Exchange, the Company will become subject to the Commission's "penny stock" rules and therefore an investor will find it more difficult to dispose of, or to obtain accurate quotations as to the price of, Socket's securities.

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

SIGNIFICANT DILUTIVE EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE ON MARKET PRICE OF THE COMMON STOCK

   As of June 30, 1998, there were 1,918,508 shares of Common Stock issuable upon the exercise of options under Socket's 1995 and 1993 Stock Plans, as amended, and 3,079,169 shares of Socket Common Stock issuable upon exercise of warrants, including certain dilution adjustments resulting from the subsequent issuance of Common Stock or securities converting into Common Stock at prices below the initial public offering price for the Company's Common Stock. In addition, an aggregate of 2,879,518 shares of Common Stock are issuable upon conversion of the remaining convertible promissory notes plus additional shares for accrued dividends through the date of conversion, and 3,006,500 shares are issuable upon the conversion of Series B Preferred Stock (See

                            SOCKET COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Notes 7 and 8 to Notes to Condensed Financial Statements). All of the common shares, to the extent that they are eligible or appear to be eligible for sale in the public market, could have a materially adverse effect on the market price of the Socket Common Stock and therefore make it more difficult for Socket to sell equity securities or equity-related securities in the future at a time and price that Socket deems appropriate.

   The Company intends to issue additional equity securities in 1998 in order to fund working capital requirements and to achieve compliance with the net tangible asset requirements of the Pacific Exchange.* To the extent the Company does so, existing stockholders of the Company may experience substantial dilution, particularly if the terms of such issuance include discounts to market prices or the issuance of warrants, as the Company did in the first quarter of 1998 with the issuance of $1,500,000 worth of Series B Convertible Preferred Stock and related warrants. Common shares issuable upon the conversion of Series B and Series C Convertible Preferred Stock have been registered by the Company and may be traded immediately upon conversion. In addition, the holders of warrants have registration rights under which the Company will register the common shares issued upon the exercise of warrants. Registered shares are immediately eligible to be sold in the public market without restriction under Rule 144 under the Securities Act of 1933, which, given the relatively low trading volumes for the Company's Common Stock, would likely have a significant depressant effect of the per share market price of the Company's Common Stock.

HISTORY OF OPERATING LOSSES; NO ASSURANCE OF PROFITABILITY

   Socket was incorporated in March 1992 and has incurred significant operating losses in every fiscal period since inception. Although the Company has reduced its operating losses during 1998, Socket may continue to incur quarterly operating losses at least through the second half of 1998 and possibly longer.* Profitability, if any, will depend upon increased market acceptance of Socket's serial and Ethernet cards, Socket's ability to obtain additional capital to fund its working capital requirements, market acceptance of mobile computers that use Microsoft's Windows CE operating system, the continuation of Socket's development contract with Motorola, the expansion of development and OEM customer relationships to increase development and product sales revenues, the development of successful new products for new and existing markets, Socket's ability to increase gross margins through higher sales volumes and contract manufacturing efficiencies, expand its distribution capability, perform on development contracts, and manage its operating expenses. There can be no assurance that Socket will meet any of these objectives or ever achieve profitability.

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

POTENTIAL QUARTERLY FLUCTUATIONS; ABSENCE OF SIGNIFICANT ORDER BACKLOG

   The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. The Company generally ships orders as received and as a result typically has little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, the Company has often recognized a substantial portion of its revenues in the last month of the quarter. Operating results may also fluctuate due to factors such as the demand for the Company's products, the size and timing of customer orders, unanticipated delays or problems in the introduction of new products and product enhancements by the Company or the introduction of new products and product enhancements by its competitors, changes in the proportion of revenues attributable to royalties and engineering development services, product mix, timing of software enhancements, changes in the level of operating expenses, and competitive conditions in the industry including competitive pressures resulting in lower average selling prices. Because the Company's staffing and other operating expenses are based on anticipated revenue, a substantial portion of which is not typically generated until the end of each quarter, delays in the receipt of orders can cause

                            SOCKET COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

significant variations in operating results from quarter to quarter. As a result of any of the foregoing factors, the Company's results of operations in any given quarter may be below the expectations of public market analysts or investors, in which case the market price of the Company's Common Stock would be materially and adversely affected.

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

   As part of its strategy, the Company has developed a close working relationship with Microsoft to design products for use with the handheld PCs and palm PCs that use Microsoft's Windows CE operating system. Beginning in 1997, the Company has increasingly devoted significant research and development resources to such design activities for Microsoft's standards, diverting financial and personnel resources from other development projects. The Company's design activities are not undertaken pursuant to any agreement under which Microsoft is obligated to continue the collaboration or to support resulting products. Consequently, Microsoft may terminate its collaborations with the Company for a variety of reasons including the Company's failure to meet agreed-upon standards or for reasons beyond the Company's control, including changing market conditions, increased competition, discontinued product lines and product obsolescence. Although the Company believes that its recent software development contract with Motorola will enhance its collaboration with Microsoft with respect to the design of products for Microsoft's Windows CE operating system, there can be no assurance that Microsoft will not in the future discontinue


---------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

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

EXPORT SALES

   Export sales (sales to customers outside the United States) accounted for approximately 49% of the Company's revenue in 1997 and approximately 42% of the Company's revenue in the first half of 1998. Accordingly, the Company's operating results are subject to the risks inherent in export sales, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in managing foreign operations, the burdens of complying with a variety of foreign laws, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences and political and economic instability. In addition, the Company's export sales are currently denominated predominately in United States dollars, and accordingly, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive and therefore potentially less competitive in foreign markets.


---------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

                        PART II.  OTHER INFORMATION

Item 1.  Not applicable.

Item 2.  Changes in Securities and Use of Proceeds.

   On May 15, 1998, $200,000 of convertible subordinated notes and $13,353 of accrued interest held by certain directors of the Company and their affiliated entities were converted into 16,857 shares of Series C-2 Preferred Stock, which will convert into 318,056 shares of Common Stock, and 84,535 shares of Common Stock. Series C-2 Preferred Stock accrues dividends at the rate of 8% per annum and is convertible into Common Stock at the option of the holder, with a mandatory conversion date of May 15, 2000. The Series
C-2 Preferred Stock was issued pursuant to an exemption from registration under the Securities Act of 1933 provided by Section 4(2) under such Act.

Item 3.  Not applicable.

Item 4. Submission of matters to a vote of Security Holders.

   At the Annual Meeting of Stockholders of the Company, held at the Company's Newark facilities on June 10, 1998, the stockholders elected six directors to serve until the next Annual Meeting of Stockholders, approved an amendment to the 1995 Stock Plan to reserve an additional 1,000,000 shares of Common Stock for issuance thereunder, approved a one-for-three reverse stock split of the outstanding Common Stock of the Company subject to further approval by the Board of Directors, and ratified the appointment of Ernst & Young LLP as independent public accountants of the Company for the fiscal year ending December 31, 1998. Total voting shares on the record date of April 24,1998 consisted of 7,187,632 common shares issued and outstanding and 3,006,500 common shares assuming conversion of Series B convertible preferred stock, total of 10,194,132 shares.

   Results of the stockholder vote:

----------------------------------------------------------------------------
                                                                    AGAINST/
 ITEM                                                FOR            WITHHOLD
----------------------------------------------------------------------------
 ELECTION OF DIRECTORS:
 Charlie Bass                                      9,130,916        107,600
 Micheal Gifford                                   9,130,916        107,600
 Jack Carsten                                      9,130,916        107,600
 Edward Esber, Jr.                                 9,130,916        107,600
 Gianluca Rattazzi                                 9,130,916        107,600
 Lars Lindgren                                     9,130,916        107,600

 AMEND 1995 STOCK PLAN                             5,613,606        150,550

 REVERSE STOCK SPLIT                               5,833,147      3,360,253

 APPOINT ERNST & YOUNG LLP                         9,230,916          5,200
----------------------------------------------------------------------------

Item 5. Not applicable

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits

3.1 Certificate of Designations of Preferences and Rights of Series C-2 Convertible Preferred Stock

27.1  Financial Data Schedule (Edgar only)

b. Reports on Form 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1998.

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

                                       SOCKET COMMUNICATIONS, INC.
                                       ---------------------------
                                               Registrant






Date:     August 10, 1998              /S/ DAVID W. DUNLAP
                                       ---------------------
                                           David W. Dunlap
                                      Vice President of Finance
                                        and Administration and
                                       Chief Financial Officer