Form 10QSB
period 1998-09-30
SOCKET COMMUNICATIONS INC
filed 1998-11-13
CIK 944075

================================================================================
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to ___________


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

   Number of shares of Common Stock ($0.001 par value) outstanding as of November 10, 1998 was 7,365,914 shares.

                                       INDEX

                                                                      PAGE NO.
                                                                      --------
Part I.  Financial information

         Condensed Balance Sheets - September 30, 1998 and
           December 31, 1997.......................................

         Condensed Statements of Operations - Three Months and
           Nine Months Ended September 30, 1998 and 1997...........

         Condensed Statements of Cash Flows - Nine Months Ended
           September 30, 1998 and 1997.............................

         Notes to Condensed Financial Statements...................

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................

Part II. Other information

         Item 2. Changes in Securities and Use of Proceeds.........

         Item 6. Exhibits and Reports on Form 8-K..................

         Signatures................................................

PART I. FINANCIAL INFORMATION
                           SOCKET COMMUNICATIONS, INC.
                             CONDENSED BALANCE SHEETS

                                                     (Unaudited)
                                                     September 30, December 31,
                                                     1998          1997 *
                                                     ------------  ------------
                         ASSETS
Current assets:
 Cash and cash equivalents..........................    $429,849      $276,900
 Accounts receivable, net...........................     885,789       899,296
 Inventories........................................     447,873       195,127
 Prepaid expenses...................................      51,750         9,048
                                                     ------------  ------------
    Total current assets............................   1,815,261     1,380,371
Property and equipment:
 Machinery and office equipment.....................     598,280       600,851
 Computer equipment.................................     501,947       530,239
                                                     ------------  ------------
                                                       1,100,227     1,131,090
 Accumulated depreciation...........................    (890,984)     (807,502)
                                                     ------------  ------------
                                                         209,243       323,588
Other assets........................................      68,603        66,305
                                                     ------------  ------------
    Total assets....................................  $2,093,107    $1,770,264
                                                     ============  ============

           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Bank lines of credit...............................    $545,687      $523,941
 Convertible subordinated notes.....................         --      1,950,000
 Accounts payable and accrued expenses..............   1,498,786     1,962,354
 Accrued payroll and related expenses...............     199,078       277,553
 Deferred revenue...................................     201,012       178,625
 Current portion of capital leases and
   equipment financing notes........................      52,021        61,804
                                                     ------------  ------------
    Total current liabilities.......................   2,496,584     4,954,277
Long-term portion of capital leases and
 equipment financing notes..........................         --         40,931
Stockholders' net capital deficiency:
 Preferred stock, $0.001 par value; Authorized
    shares - 3,000,000 Series B Convertible
    Preferred Stock:
       Designated shares- 37,500; Issued and
       outstanding shares - 30,065 at September 30,
       1998 and none at December 31, 1997...........   1,565,976         --
    Series C Convertible Preferred Stock:
       Designated shares - 175,000; Issued and
       outstanding shares - 163,468 at September 30,
       1998 and none at December 31, 1997...........   1,714,043         --
 Common stock, $0.001 par value:
    Authorized shares - 15,000,000
    Issued and outstanding shares - 7,316,027 at
      September 30, 1998 and 6,501,275 at
      December 31, 1997.............................       7,316         6,501
 Additional paid-in capital.........................  13,883,339    13,208,038
 Accumulated deficit................................ (17,574,151)  (16,439,483)
                                                     ------------  ------------
    Total stockholders' net capital deficiency......    (403,477)   (3,224,944)
                                                     ------------  ------------
       Total liabilities and stockholders' net
           capital deficiency.......................  $2,093,107    $1,770,264
                                                     ============  ============

* Derived from audited financial statements.
                            See accompanying notes.

                               SOCKET COMMUNICATIONS, INC.
                          CONDENSED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                ----------------------- -------------------------
                                1998        1997        1998         1997
                                ----------- ----------- ------------ ------------
Revenues....................... $1,368,091  $1,350,019   $4,030,023   $3,543,459
Cost of revenue................    537,115     681,479    1,621,446    1,767,186
                                ----------- ----------- ------------ ------------
Gross profit...................    830,976     668,540    2,408,577    1,776,273
                                ----------- ----------- ------------ ------------
Operating expenses:
   Research and development....    248,141     260,110      753,853      805,002
   Sales and marketing.........    499,635     651,710    1,457,414    2,204,744
   General and administrative..    251,347     495,222      840,136    1,361,026
                                ----------- ----------- ------------ ------------
      Total operating expenses.    999,123   1,407,042    3,051,403    4,370,772
                                ----------- ----------- ------------ ------------
Operating income (loss)........   (168,147)   (738,502)    (642,826)  (2,594,499)
Interest income................        --           17            4        2,159
Interest expense...............    (18,631)    (45,333)     (95,205)    (108,791)
                                ----------- ----------- ------------ ------------
Net income (loss)..............   (186,778)   (783,818)    (738,027)  (2,701,131)
Preferred stock dividend.......    (64,452)     (5,156)    (146,641)     (44,094)
Accretion of preferred stock...        --          --      (250,000)        --
                                ----------- ----------- ------------ ------------
Net loss applicable to
  common stockholders..........  ($251,230)  ($788,974) ($1,134,668) ($2,745,225)
                                =========== =========== ============ ============

Net loss per share applicable
  to common stockholders.......     ($0.03)     ($0.14)      ($0.16)      ($0.57)
                                =========== =========== ============ ============

Weighted average shares
  outstanding..................  7,316,027   5,541,844    7,015,889    4,783,992
                                =========== =========== ============ ============

                            See accompanying notes.

                              SOCKET COMMUNICATIONS, INC.
                           CONDENSED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                       1998         1997
                                                       ------------ ------------
OPERATING ACTIVITIES
  Net loss............................................   ($738,027) ($2,701,131)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization...................     151,967      206,545
      Changes in operating assets and liabilities:
        Accounts receivable...........................      13,507       19,563
        Inventories...................................    (252,746)     (73,248)
        Prepaid expenses..............................     (42,702)      (2,300)
        Other assets..................................      (2,298)     (22,553)
        Accounts payable and accrued expenses.........    (306,355)     612,803
        Accrued payroll and related expenses..........     (78,475)      80,653
        Deferred revenue..............................      22,387      (39,340)
                                                       ------------ ------------
          Net cash used in operating activities.......  (1,232,742)  (1,919,008)

INVESTING ACTIVITIES
  Purchase of equipment...............................     (37,622)    (116,715)
                                                       ------------ ------------
          Net cash used in investing activities.......     (37,622)    (116,715)

FINANCING ACTIVITIES
  Proceeds from sale of preferred stock, net of
    costs of $30,646..........                           1,469,354          --
  Payments on capital leases and equipment
    financing notes................                        (50,714)     (93,982)
  Proceeds from issuance of convertible notes.........          --    1,600,000
  Preferred stock dividends paid......................     (17,073)     (30,318)
  Stock options and warrants exercised................          --        3,777
  Proceeds (repayment) from borrowing under bank
    lines of credit..........                               21,746       98,972
                                                       ------------ ------------
          Net cash provided by financing activities...   1,423,313    1,578,449
                                                       ------------ ------------
Net increase(decrease) in cash and cash equivalents...     152,949     (457,274)
Cash and cash equivalents at beginning of period......     276,900      618,344
                                                       ------------ ------------
Cash and cash equivalents at end of period............    $429,849     $161,070
                                                       ============ ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest..............................     $40,422      $13,771
  Dividends accrued but unpaid........................      $4,608      $13,776
  Dividends paid in common stock......................    $142,033          --
  Notes payable and accrued interest
    converted to preferred stock......................  $1,714,043          --
  Notes payable and accrued interest
    converted to common stock.........................    $380,705          --
  Accretion of preferred stock........................    $250,000          --
  Warrants issued in connection with
    preferred stock financing.........................    $153,378          --

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

The financial statements have been prepared on a going concern basis.
The Report of Independent Auditors on the Company's financial statements for the year ended December 31, 1997 included in Form 10-KSB contained an explanatory paragraph which indicated substantial doubt about the Company's ability to continue as a going concern because of the Company's recurring operating losses, net capital deficiency and working capital deficit. As of September 30, 1998, the Company had cumulative losses of $17,574,151, a net capital deficiency of $403,477, and a working capital deficit of $681,323. On November 9, 1998, the Company sold $750,000 of Series D Convertible Preferred Stock with net financing proceeds of approximately $675,000 (see Note 10). Had this transaction been completed as of September 30, 1998, the Company would have had cash balances of approximately $1,105,000, a net worth of approximately $272,000 and a working capital deficit of approximately $6,000. With the completion of this financing transaction, the Company believes its existing capital resources will be sufficient to satisfy its working capital requirements at least through the first quarter of 1999. The Company's actual working capital needs will depend upon numerous factors, however, including the extent and timing of acceptance of the Company's products in the market, the Company's operating results, the progress of the Company's research and development activities, the cost of increasing the Company's sales and marketing activities and the status of competitive products, none of which can be predicted with certainty. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty. The Company intends to raise additional working capital sufficient to bring the Company back into compliance with the listing requirements of the Pacific Exchange and to fund working capital requirements in 1999 and beyond, which the Company intends to accomplish through the issuance of additional equity securities. The Company believes that sufficient outside financing sources will be available, however, there can be no assurance that the Company will be able to obtain such financing on commercially reasonable terms, if at all, and such terms may be dilutive to existing stockholders.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 - Cash Equivalents

Cash equivalents consist mainly of money market funds, which are highly liquid financial instruments that are readily convertible to cash. The Company has not incurred losses related to these instruments. As of September 30, 1998 and December 31, 1997, the Company had no material investments in debt or equity securities.


NOTE 3 - Inventories
Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

                                             September 30,  December 31,
                                                 1998           1997
                                             ------------   ------------

 Raw materials and sub-assemblies........       $432,766       $179,267
 Finished goods..........................         15,107         15,860
                                             ------------   ------------
                                                $447,873       $195,127
                                             ============   ============


NOTE 4 - Income Taxes

Due to the Company's loss position, there was no provision for income taxes for the three and nine months ended September 30, 1998 and 1997.

NOTE 5 - Net Loss Per Share and Net Loss Per Share Applicable to Common Stockholders

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted loss per share with basic and diluted loss per share. Unlike primary loss per share, basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net loss per share includes potential common shares, when dilutive, from stock options and warrants, from convertible preferred stock, and convertible notes. As the Company has experienced losses in all periods presented, no potential common shares have been included in the net loss per share calculation as they are antidilutive.

The Company is required to accrue dividends on shares of its outstanding preferred stock. Dividends of $64,452 and $5,156 for the quarters ended September 30, 1998 and 1997 respectively, and $146,641 and $44,094 for the nine months ended September 30, 1998 and 1997 respectively, and accretion of $250,000 for the nine months ended
September 30, 1998, were added to the net loss to determine the net loss per share applicable to common stockholders.


Note 6 - Recent Pronouncements

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for the reporting and display of comprehensive income and its components; however, the adoption of FAS 130 had no material impact on the Company's net loss or stockholders' equity. Total comprehensive loss for the three and nine month periods ended September 30, 1998, amounted to approximately $251,000 and $1,135,000, respectively. Total comprehensive loss for the three and nine month periods ended September 30, 1997, amounted to approximately $789,000 and $2,745,000, respectively.

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an
Enterprise and Related Information" ("FAS 131"). FAS 131 changes the way companies report selected segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. The Company has not yet reached a conclusion as to the appropriate segments, if any, it will be required to report to comply with FAS 131.

NOTE 7 - Bank Financing Arrangements

The Company entered into a credit agreement with a bank ("Original Agreement") which commenced in July 1995 and expired on March 15, 1998.
In March 1998 the Company entered into a new credit agreement ("New Agreement") which expires on April 15, 1999 (together the "Agreements"). The Agreements are secured by the Company's current and future assets.
The credit facility under the Agreements allows the Company to borrow up to $500,000 based on the level of qualified receivables at the lenders index rate, which is based on prime, plus 1.5% (9.75% at September 30, 1998). The New Agreement contains covenants that require the Company to maintain certain financial ratios including current ratio and tangible net worth. As of September 30, 1998 the Company was not in compliance with the covenants and has obtained a waiver from the bank. As of September 30, 1998 and December 31, 1997, outstanding borrowings under the Agreement were $455,741 and $268,908 respectively, which were the amounts available under the line.

In 1997, the company entered into an international credit agreement ("Original International Agreement") with a commercial lending institution, which expired on August 15, 1998. In August 1998 the Company entered into a new international credit agreement ("New International Agreement") with a commercial lending institution which will expire on August 31, 1999. This New International Agreement is secured by the Company's international receivables and by the Company's current and future assets. The credit facility under the New International Agreement allows the Company to borrow up to $500,000 based on the level of qualified international receivables. As of September 30, 1998 and December 31, 1997, outstanding borrowings under the International Agreement were $89,946 and $255,033 respectively, which were the amounts available under the line.



NOTE 8 - Series B Convertible Preferred Stock

In January 1998, the Board of Directors designated 37,500 shares of Preferred Stock as Series B Convertible Preferred Stock ("Series B Preferred Stock). Series B Preferred Stock is convertible into Common Stock at the option of the Holder anytime from 60 days to two years after issue and automatically converts earlier in the event of a merger or consolidation of the Company if, as a result of such transaction, the holders of Common Stock immediately prior to such merger or consolidation would hold less than 50% of the voting securities of the surviving entity immediately following such merger or consolidation. In the event of liquidation, holders of Series B Preferred Stock are entitled to liquidation preferences over common stockholders equal to their initial investment plus all accrued but unpaid dividends. Dividends accrue at the rate of 8% per annum and are payable quarterly in cash or in Common Stock, at the option of the Company.

On January 21, 1998 (the "Series B Closing"), the Company sold 12,500 shares of its Series B Convertible Preferred Stock, $0.001 par value, at $40 per share (total of $500,000) pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Series B Transaction"). Each share of Series B Convertible Preferred Stock is convertible into 100 shares of Common Stock at the option of the holder, in whole or in part, at any time for a period of two years following the Series B Closing. The Series B stock will convert into a total of 1,250,000 shares of Common Stock. The conversion ratio for the Series B Transaction was based upon the average bid price of the Company's Common Stock for the ten days prior to the Series B Closing. The Company also issued five-year warrants to acquire 187,500 shares of Common Stock at $0.40 per share and granted two options to invest an additional $500,000 on similar terms, with the first option expiring on February 15, 1998 and the second option expiring on March 15, 1998.

     On February 6, 1998, (the "Series B-1 Closing"), the Company sold 8,850 shares of Series B Convertible Preferred Stock, $0.001 par value, at $56.50 per share, pursuant to exercise of the option to invest an additional $500,000 expiring on February 15, 1998. On March 18, 1998, such 8,850 shares of Series B were exchanged for a like number of Series B-1 Convertible Preferred Stock, $.001 par value (the "Series B-1
Transaction").   Each share of Series B-1 Convertible Preferred Stock is
convertible into 100 shares of Common Stock at the option of the holder, in whole or in part, at any time for a period of two years following February 6, 1998. The Series B-1 stock will convert into a total of 885,000 shares of Common Stock. The conversion ratio for the Series B-1 Transaction was based upon 80% of the average high and low sales price of the Company's Common Stock for the ten days prior to the Series B-1 Closing. Dividends accrue at the rate of 8% and are payable quarterly in cash or in Common Stock at the option of the Company. The Company also issued five-year warrants to acquire 132,750 shares of Common Stock at $0.565 per share. The Company recorded Accretion of Preferred Stock of $125,000 in the first quarter of 1998 for the 20% discount given to the Series B-1 holders.

On March 18, 1998, (the "Series B-2 Closing"), the Company sold 8,715 shares of Series B-2 Convertible Preferred Stock, $0.001 par value, at $57.375 per share, pursuant to exercise of the option to invest an
additional $500,000 (the "Series B-2 Transaction").   Each share of
Series B-2 Convertible Preferred Stock is convertible into 100 shares of Common Stock at the option of the holder, in whole or in part, at any time for a period of two years following the Series B-2 Closing. The Series B-2 stock will convert into a total of 871,500 shares of Common Stock. The conversion ratio for the Series B-2 Transaction was based upon 80% of the average high and low sales price of the Company's Common Stock for the ten days prior to the Series B-2 Closing. Dividends accrue at the rate of 8% and are payable quarterly in cash or in Common Stock at the option of the Company. The Company also issued five-year warrants to acquire 130,725 shares of Common Stock at $0.57375 per share. The Company recorded Accretion of Preferred Stock of $125,000 in the first quarter of 1998 for the 20% discount to market price given to the Series B-2 holders.

These transactions resulted in the valuation of warrants of approximately $153,378 which was recorded as additional paid in capital in the first quarter of 1998.

NOTE 9 - Conversion of Convertible Subordinated Notes into Series C Convertible Preferred Shares and Common Stock

On March 31, 1998, $1,750,000 of convertible subordinated notes and $140,076 of accrued interest were converted into 95,037 shares of Series C Preferred Stock, 51,574 shares of Series C-1 Preferred Stock and 671,803 shares of Common Stock. On May 15, 1998, $200,000 of convertible subordinated notes and $13,353 of accrued interest were converted into 16,857 shares of Series C-2 Preferred Stock and 84,535 shares of Common Stock. Series C, C-1, and C-2 Preferred Stock plus accrued dividends at 8% per annum are convertible into Common Stock at the option of the holder, with a mandatory conversion date of March 31, 2000 for Series C and C-1 and May 15, 2000 for Series C-2. At September 30, 1998, Series C, C-1, and C-2 shares, if converted, would have converted into 2,991,521 shares of Common Stock.

NOTE 10 - Subsequent Event: Sale of Series D Convertible Preferred Stock

    On November 9, 1998, the Company sold 130,719 shares of its Series D Convertible Preferred Stock, $0.001 par value, at $5.7375 per share (total of $750,000) pursuant to Section 4(2) of the Securities Act of 1933, as amended. Each share of Series D Convertible Preferred Stock is convertible into 10 shares of Common Stock at the option of the holder, in whole or in part, at any time for a period of three years following the date of sale. The Series D stock will convert into a total of 1,307,190 shares of Common Stock. The Company also issued three-year warrants to acquire 495,730 shares of Common Stock at $0.57375 per share.











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

Overview

The Company's family of serial PC card products, including its data collection serial PC card for bar code scanning, and its Ethernet PC card adapters for mobile computers are its principal sources of revenues. The Company focused its development, beginning in 1996, on connection products for devices using the Windows CE operating system from Microsoft. These devices include the three categories of handheld computers (H/PC, which began shipping in November 1996, Palm-size PC, which began shipping in June 1998, and H/PC Professional which began shipping in October 1998) and embedded devices. In December 1996, the Company expanded its standard serial and Ethernet PC card lines into a family of PC card products, including a ruggedized serial PC card, a dual serial PC card and an Ethernet/serial multifunction PC card. In October 1997, the Company introduced a barcode scanner PC card and a low power Ethernet card for Windows CE handheld computers. In August through October 1998, the Company began shipping its serial and Ethernet card products in a CompactFlashT form factor ("CF+") for use with smaller Windows CE handheld devices, such as the Palm-size PC computer.

The Company has also developed wireless messaging products including a PageCard PC card wireless messaging system introduced in January 1995 that use the POCSAG paging protocols, and developed its PageSoft messaging software, introduced in 1996, that sends messages and files over the paging networks for downloading into a mobile computer. The Company also earns royalties on wireless messaging services provided by third party carriers and revenue from development work performed for others. Revenue from wireless messaging products have been less than 10% of the Company's total revenues and in the fourth quarter of 1997, the Company wrote off its POCSAG PageCard inventories because of low demand and, as described in the next paragraph, the development in 1998 of wireless receivers that utilize the higher speed FLEX networks.

The Company has a number of strategic relationships that are important to its product development and marketing programs. In June 1998, the Company signed a contract with Motorola Corporation ("Motorola" ) to adapt the Company's messaging software, introduced in 1996, to work as a software driver with Motorola's Windows CE 2.0 CompactFlash wireless receiver and embedded module products currently under development. The Company earned development revenues of $100,000 and $75,000 from this contract in the second and third quarters of 1998, respectively, and expects to earn additional development revenues in the fourth quarter of
1998.   The Company will also earn a royalty on all receivers sold after the product begins volume shipments, with shipments expected to commence in the first quarter of 1999.* The Company announced in September 1998 that it had reached agreement with Symbol Technologies ("Symbol") to make available for Windows CE-based Handheld PCs and Windows notebooks bar code laser scanner solutions which combine the Company's serial data collection PC and CF+ cards with Symbol's handheld laser scanners. The first laser scanning products are expected to commence shipment in the fourth quarter of 1998.* The Company believes that it has also developed strong working relationships with Microsoft Corporation ("Microsoft") and with Windows CE handheld computer manufacturers for integrating connection solutions into Windows CE devices, with other data collection companies such as Welch Allyn, which manufactures the bar code scanning wand used with the data collection PC card for Windows CE, and with software application developers in providing technical assistance in the transfer of their applications to the Windows CE operating system . The Company expects to continue to work closely with such companies in providing connection solutions for Windows-CE based applications and devices.

Although the Company believes that its focus on the Windows CE operating system for handheld computers and its strategic relationship with Motorola, Symbol and other strategic partners position the Company for additional revenue growth, the Company has incurred significant quarterly and annual operating losses in every fiscal period since its inception, and the Company may continue to incur quarterly operating losses at least through the fourth quarter of 1998 and possibly longer.* The Company's ability to achieve profitability will be highly dependent upon factors including: increased market acceptance of the Company's serial, Ethernet, data collection cards and wireless messaging products including recently introduced products; growth and acceptance of handheld computers and devices using the Windows CE operating system; the ability to raise future capital to fund the Company's product development and sales and marketing efforts; the development of new products for new and existing markets; the improvement of gross margins through maintaining of sales prices, higher sales volumes and contract manufacturing efficiencies; expanding its distribution capability; completing its software development contracts; and managing its operating expenses.* There can be no assurances that the Company will meet any of these objectives or ever achieve profitability.

In addition, as of September 30, 1998, the Company had a net capital deficiency of $403,477 and a working capital deficit of $681,323. In November 1998, the Company sold $750,000 of Series D Convertible Preferred Stock in a private placement offering. This financing will increase the net working capital of the Company by an estimated $675,000 after giving effect to the costs of the financing. See "-Liquidity and Capital Resources" and "-Risk Factors" for a discussion of the Company's need for future additional capital, the uncertainty regarding the Company's continued listing on the Pacific Exchange and other risks that may affect the Company's ability to attain profitability.





Results of Operations

Revenue

Revenue for the quarter and nine months ended September 30, 1998 of $1,368,091 and $4,030,023 increased 1.3% and 13.7%, respectively, over revenues of $1,350,019 and $3,543,459 in the corresponding periods a year ago. Revenues for the quarter increased as a result of substantially higher sales of data collection bar code scanning PC cards and higher sales of low-power Ethernet PC cards, both introduced in the fourth quarter of 1997, offset by lower sales of standard Ethernet PC cards. The Company shipped a large order of standard Ethernet PC cards to a major
customer in the third quarter of 1997.   Revenues for the nine months
increased primarily due to higher sales of data collection bar code scanning PC cards. Increases in the sales of low-power Ethernet PC cards during 1998 were offset by lower sales of standard Ethernet PC cards, so that total Ethernet PC card sales for both periods were flat.

Gross Profit

The Company's gross profit for the third quarter of 1998 was 60.7% of revenue compared to 49.5% for the same quarter a year ago. The Company's gross profit for the nine months of 1998 was 59.8% of revenue compared to 50.1% for the same period a year ago. The increases resulted primarily from favorable product mix from increasing sales volumes of newer, higher margin products for the quarter and nine month periods compared to the corresponding periods a year ago.

Research and Development

Research and development expenses for the quarter and nine months ended September 30, 1998 were $248,141 and $753,853, a 4.6% and 6.4% decrease, respectively, compared to $260,110 and $805,002 for the corresponding periods a year ago. The decreases primarily reflected lower outside contract engineering services in 1998. To date, the Company has not capitalized any software development costs. The Company expects to moderately increase its research and development expenses in the fourth quarter of 1998.

Sales and Marketing

Sales and marketing expenses for the quarter and nine months ended September 30, 1998 were $499,635 and $1,457,414, respectively, a 23.3% and 33.9% decrease, respectively, compared to $651,710 and $2,204,744 for the corresponding periods a year ago. The decreases primarily reflected lower 1998 staffing levels, severance costs associated with staff reductions in the second and third quarters of 1997, and the expense in 1997 of a new products marketing study. The Company expects to moderately increase its sales and marketing expenses in the fourth quarter of 1998.*


General and Administrative

General and administrative expenses for the quarter and nine months ended September 30, 1998 were $251,347 and $840,136, a 49.2% and 38.3%
decrease, respectively, compared to $495,222 and $1,361,026 for the corresponding periods a year ago. The decreases primarily reflected professional fees associated with financing and contemplated (subsequently discontinued) merger activities of the Company during the first three quarters of 1997, and one-time severance costs for the Company's former CEO whose services terminated in April 1997. The Company expects to incur moderate increases in its general and administrative expenses in the fourth quarter of 1998.*

Interest and Other Income / Expense

Interest income primarily reflects interest on cash balances and is negligible. Interest expense for the quarter and nine months ended September 30, 1998 was $18,631 and $95,205, respectively, and is related to interest on convertible subordinated notes issued in 1997 and to interest on equipment lease financing obligations and bank credit line balances outstanding. Interest expense for the quarter and nine months ended September 30, 1997 was $45,333 and $108,791, respectively, and related to interest on equipment lease financing obligations, to interest on convertible subordinated notes issued in 1997 and to bank credit line balances outstanding. The decrease in interest expense in 1998 reflected the conversion into equity in March and May 1998 of all outstanding convertible subordinated notes.

Preferred Stock Dividend; Accretion of Preferred Stock

Preferred stock dividends in 1998 reflect dividends earned at 8% per annum on Series B and Series C preferred stock issued during the first and second quarters of 1998. Preferred stock dividends in 1997 reflect dividends earned at 6% per annum on Series A preferred stock issued in November 1996 and converted at the option of the holder into common stock at various dates through November 1997. Accretion of preferred stock for the nine month period in 1998 reflected a purchase price discount of 20% from market for $1.0 million of Series B Preferred Stock issued during the first quarter of 1998. The accounting effect of accretion is to increase by 20% the amount of the Series B Preferred Stock and to charge accumulated deficit by the same amount as if the Series B Preferred Stock had been issued at market price.

Year 2000 Compliance

The Year 2000 issue is the result of many currently installed computer programs being written using two digits rather than four to define the applicable year. As a result, these computer programs are unable to distinguish between 21st century dates and 20th century dates, and could cause computer system failures or miscalculations that result in significant business disruptions.

 The Company has evaluated its products and its internal systems and communicated with its key suppliers relating to the existence of Year 2000 issues that could adversely affect the suppliers' ability to deliver product to the Company. The Company's products do not use or rely on computer date information and are therefore not affected by the Year 2000 date change. The Company is in the process of updating its general accounting system software to the most recent version, which should make its accounting system Year 2000 compliant. The Company expects to complete the update and appropriate testing of its general accounting system by the end of 1998 at a cost of approximately $5,000. The Company believes that all of its other internal systems are Year 2000 compliant and that no significant costs will be incurred in completing the accounting system upgrade. The Company has also communicated with its major suppliers, and is not aware of any compliance issues. In the event that any such suppliers encounter Year 2000 issues, the Company believes that it has sufficient alternate suppliers that would mitigate any disruption affecting its business, results of operations, or financial condition.

The Company has not assessed its non-information technology systems to determine whether there are any Year 2000 issues. The Company believes that its most reasonably likely worst case Year 2000 scenarios would relate to problems with the systems of third parties rather than with the Company's internal systems or its products. It is clear that the Company has the least ability to assess and remedy the Year 2000 problems of third parties and the Company believes the risks are greatest with infrastructure (e.g. electricity supply, water and sewer service), telecommunications, transportation supply chains and critical suppliers of materials. The Company has not yet established a contingency plan to address a reasonable worst case scenario.

Liquidity and Capital Resources

Net cash used for operating activities for the nine months ended September 30, 1998 was $1,232,742, resulting primarily from the net loss, an increase in inventories, and decreases in accounts payable and accrued payroll and related expenses. Net cash used for operating activities in the nine months ended September 30, 1997 was $1,919,008, resulting primarily from the net loss and an increase in inventories, partially offset by increases in accounts payable and accrued expenses and accrued payroll and related expenses.

Net cash provided by financing activities during the first nine months of 1998 of $1,423,313 resulted primarily from proceeds from the issuance of Series B Convertible Preferred Stock of $1,500,000 net of financing costs of $30,646 during the first quarter of 1998, and partially offset by payments on capital leases, equipment financing notes, and dividends. Net cash provided by financing activities during the first nine months of 1997 of $1,578,449 resulted from proceeds from the issuance of subordinated convertible notes of $1,600,000 and increases in borrowings under the bank lines of credit, partially offset by payments of capital leases and equipment financing notes and payment of dividends to Series A Preferred stockholders.

Future Capital Needs; Independent Auditors' Report Contained Explanatory Paragraph Regarding Going Concern.

The Report of Independent Auditors on the Company's financial statements for the year ended December 31, 1997 included in Form 10-KSB contains an explanatory paragraph regarding the Company's need for additional financing and indicated substantial doubt about the Company's ability to continue as a going concern. As of September 30, 1998, the Company had cash and cash equivalents of $429,849. In November 1998, the Company sold $750,000 of Series D Convertible Preferred Stock (with net proceeds of approximately $675,000) and continues to utilize its receivables based bank credit lines to finance its operations. The Company believes its existing capital resources will be sufficient to satisfy its working capital requirements through the end of 1998 and beyond. However, the Company intends to raise additional capital to bring itself back into full compliance with the listing requirements of the Pacific Exchange.*(see "Risk Factors, Illiquidity of Trading Market"). There can be no assurances that such additional capital will be available on acceptable terms, if at all, and such terms may be dilutive to existing stockholders.

Risk Factors

Need to Raise Additional Capital; Independent Auditors' Report Contained Explanatory Paragraph Regarding Going Concern.

As of September 30, 1998, we had cash and cash equivalents of $429,849.
We sold $750,000 of Series D Convertible Preferred Stock in November 1998 (resulting in net proceeds of approximately $675,000) and continue to utilize our receivables-based bank credit lines to finance our operations. We believe our existing capital resources will be sufficient to satisfy our working capital requirements through at least the first quarter of 1999. The Report of Independent Auditors on our financial statements for the year ended December 31, 1997 contains an explanatory paragraph regarding our need for additional financing and indicating substantial doubt about our ability to continue as a going concern. We intend to raise additional capital to fund our working capital requirements in 1999 and beyond. We may not be able to raise additional capital on acceptable terms, if at all. If we do, the additional capital may be on terms that are dilutive to existing stockholders. Our inability to secure any necessary funding would significantly impair our ability to operate and would adversely affect our financial condition.

Illiquidity of Trading Market; Possible Delisting of Securities from the Pacific Exchange

Our Common Stock trades on the OTC Bulletin Board. Our Common Stock is also quoted on the Pacific Exchange. The continued listing criteria of the Pacific Exchange requires us to have (i) at least 300,000 publicly held shares of Common Stock with a market value of at least $500,000, (ii) at least 250 public beneficial holders of our Common Stock, (iii) total net tangible assets (the same as net capital for Socket) of at least $500,000 or net worth of at least $2,000,000, and (iv) a share bid price of at least $1 per share of Common Stock. We have not been in compliance with the net tangible asset requirements of the Pacific Exchange since December 31, 1996, nor, except for brief periods of time, with the share bid price requirements of the Pacific Exchange. Therefore, we have been subject to possible delisting procedures since December 31, 1996. In November 1998, the Pacific Exchange granted us a further extension of time to come into compliance with the continued listing criteria and advised us that it would next review our qualification for continued listing in January 1999. As of September 30, 1998, we had a net capital deficiency of $403,477. On November 9, 1998, we completed the sale of $750,000 of Series D Convertible Preferred Stock (with net financing proceeds of approximately $675,000). Had the financing transaction been completed as of September 30, 1998, we would have improved our net capital to a positive net worth of approximately $272,000. We will need to further increase our net worth from $272,000 to $500,000, by raising additional equity capital or through profitability, in order to comply with the Pacific Exchange's minimum listing criteria, and we may not be successful in doing so. In that case, the Pacific Exchange may decide to initiate delisting proceedings against us. If our Common Stock becomes delisted from the Pacific Exchange, trading in our stock will become subject to the Commission's "penny stock" rules, which will make it more difficult for our stockholders to dispose of our stock. The "penny stock" rules under the Securities Exchange Act of 1934, as amended, generally impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. For transactions covered by the penny stock rules, a broker-dealer must make special suitability determinations for purchasers and must have received the purchasers' written consent to the transactions prior to sale. In addition, for any transaction involving a penny stock, unless exempt, the rules require delivery prior to any transaction in a penny stock of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, our delisting from the Pacific Exchange and our becoming subject to the rules on penny stocks would affect the ability or willingness of broker-dealers to sell and/or make a market in our securities and therefore would severely adversely affect the market liquidity for our securities.

Significant Dilutive Effect of Shares Eligible for Future Sale on Market Price of the Common Stock

As of September 30, 1998, there were 1,918,508 shares of Common Stock issuable upon the exercise of options under our 1995 and 1993 Stock Plans, as amended, and 3,892,463 shares of our Common Stock issuable upon exercise of warrants. Certain of these warrants include dilution adjustments whenever we issue Common Stock or securities converting into Common Stock at prices below $6.00 per share. In addition, 3,006,500 shares are issuable upon the conversion of Series B Convertible Preferred Stock, an aggregate of 2,879,518 shares of Common Stock are issuable upon conversion of Series C Convertible Preferred Stock plus additional shares for accrued dividends through the date of conversion, and 1,307,190 shares are issuable upon the conversion of Series D Preferred Stock (See Notes 8,
9 and 10 to Notes to Condensed Financial Statements).   All of the Common
Stock underlying the Series B and Series C Convertible Preferred Stock, the Common Stock dividends on that Preferred Stock, and certain other shares of Common Stock have been registered on a Form S-3 registration statement. Accordingly, that Common Stock may be sold into the market under that registration statement without restriction or the volume limitations of Rule 144 under the Securities Act of 1933, as amended. The sale of these common shares in the market, and the appearance that such shares are available for sale, has in the past and could in the future adversely affect the market price of our Common Stock and could make it more difficult to sell equity securities in the future.
We intend to issue additional equity securities in 1998 and 1999 in order to increase our working capital and to achieve compliance with the net tangible asset requirements of the Pacific Exchange.* To the extent we do so, existing stockholders may experience substantial dilution, particularly if the terms of such issuance include discounts to market prices or the issuance of warrants, as we did in connection with the issuance of $1,500,000 of Series B Convertible Preferred Stock and the issuance of $750,000 of Series D Convertible Preferred Stock. In addition, the holders of Series D Convertible Preferred Stock have registration rights and may request us to register at any time the common shares that will be issued upon conversion. In addition, the holders of warrants to purchase 495,729 shares of Common Stock have registration rights under which we will register the common shares issued upon the
exercise of warrants.   Registered shares are immediately eligible to be
sold in the public market without restriction under Rule 144 under the Securities Act of 1933, which, given the relatively low trading volumes for our Common Stock, would likely have a significant depressant effect on the per share market price of our Common Stock.

History of Operating Losses; No Assurance of Profitability

We were incorporated in March 1992 and we have incurred significant operating losses in every fiscal period since inception. Although we have reduced our operating losses during 1998, we are likely to continue to incur quarterly operating losses at least through the fourth quarter of 1998 and possibly longer.* Profitability, if any, will depend upon increased market acceptance of our serial and Ethernet cards, our ability to obtain additional capital to fund our working capital requirements, market acceptance of mobile computers that use Microsoft's Windows CE operating system, the continuation of our development contract with Motorola, the expansion of development and OEM customer relationships to increase development and product sales revenues, the development of successful new products for new and existing markets, our ability to increase gross margins through higher sales volumes and contract manufacturing efficiencies, expand our distribution capability, perform on development contracts, and manage our operating expenses. There can be no assurance that we will meet any of these objectives or ever achieve profitability.

Slowly Emerging Market for Wireless Data Communication Products

The market for wireless data communications products such as ours has been slow to emerge, and it may not develop sufficiently to enable us to achieve broad commercial acceptance of our products. Because this market is relatively new and has developed slowly, and because current and future competitors are likely to introduce a variety of competing wireless data communications solutions, it is difficult to predict the rate at which this market will grow, if at all. Although we intend to conform our products to meet emerging standards in the wireless data communications market, industry standards may not emerge or, if they become established, that we will be able to conform to these new standards in a timely fashion. Even if the market for wireless data communications products does develop, there can be no assurance that our products will achieve commercial success within such market.

Dependence on the Market for Mobile Computers; Dependence on Market Success of Windows CE

Substantially all of our products are designed for use in mobile computers, including notebooks, handheld PCs and, beginning in the second half of 1998, Palm-size PCs and H/PC Professionals (Windows-CE based mini notebooks). We expect to continue to derive a significant portion of revenues from the sale of our products for use in mobile computers, particularly those that use the Windows CE operating system. The market for mobile computers is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition, resulting in short product life cycles and regular reductions of average selling prices over the life of a specific product. Although the market for mobile computers has grown substantially in recent years, there can be no assurance that such growth will continue. A reduction in sales of mobile computers or a reduction in the growth rate of such sales, would likely reduce demand for our products. In addition, our ability to compete successfully will depend on our ability to identify and ensure compliance with evolving industry standards. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers, including Microsoft and Motorola. We could be required, as a result, to invest significant time and resources to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we would miss opportunities to have our products specified as standards for new hardware components designed by mobile computer manufacturers and OEMs. The failure to achieve any such design win would result in the loss of any potential sales volume that could be generated by such newly designed hardware component.

Beginning in 1996, we implemented a strategy of focusing our product development efforts on mobile computers and other devices that use the Windows CE operating system of Microsoft. As a result, our success is substantially dependent on the commercial success of handheld PCs (H/PCs, Palm-size PCs and H/PC Professionals) and other devices that operate on the Windows CE operating system. Therefore, our future success depends on factors outside of our control, including market acceptance of Windows CE generally and other factors affecting the commercial success of Windows CE computers and devices, including changes in industry standards or the introduction of new or competing technologies. Any delays in or failure of Windows CE to achieve market acceptance would reduce the number of potential customers of our products, which could adversely affect our business.

Rapid Technological Change; Dependence on Product Development

The market for our products is characterized by rapidly changing technology, evolving industry standards and short product life cycles. Accordingly, our success will depend on a number of factors, including our ability to identify emerging standards in the field of mobile computing products, enhance our products by adding additional features to differentiate our products from those of our competitors, maintain superior or competitive performance in our products and bring products to market quickly. Given the emerging nature of the mobile computing products market, there can be no assurance that our products or technology will not be rendered obsolete by alternative technologies. Further, short product life cycles expose our products to the risk of obsolescence and require frequent new product introductions. If we do develop or obtain access to advanced mobile communications technologies as they become available, or if we do not develop and introduce competitive new products on a timely basis, our future operating results will be adversely affected.

Risk of Product Defects

Although we perform testing prior to new product introductions, our hardware and software products may contain undetected flaws, which may not be discovered until the products have been used by customers. From time to time, we may temporarily suspend or delay shipments or divert development resources from other projects to correct a particular product deficiency. Such efforts to identify and correct errors and make design changes may be expensive and time consuming. Failure to discover product deficiencies in the future could delay product introductions or shipments, require us to recall previously shipped products to make design modifications or cause unfavorable publicity, any of which could adversely affect our business.

Potential Quarterly Fluctuations; Absence of Significant Order Backlog

We have experienced significant quarterly fluctuations in operating results and we anticipate such fluctuations in the future. We generally ship orders as received and as a result typically have little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, we have often recognized a substantial portion of our revenues in the last month of the quarter.
This subjects us to the risk that even modest delays in orders adversely affect our quarterly operating results. Our operating results may also fluctuate due to factors such as the demand for our products, the size and timing of customer orders, unanticipated delays or problems in the introduction of our new products and product enhancements or the introduction of new products and product enhancements by our competitors, changes in the proportion of revenues attributable to royalties and engineering development services, product mix, timing of software enhancements, changes in the level of operating expenses, and competitive conditions in the industry including competitive pressures resulting in lower average selling prices. Because we base our staffing and other operating expenses on anticipated revenue, a substantial portion of which is not typically generated until the end of each quarter, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter. As a result of any of the foregoing factors, our results of operations in any given quarter may be below the expectations of public market analysts or investors, in which case the market price of our Common Stock would be adversely affected.

Dependence on Strategic Alliances and Business Relationships

Our strategy is to establish strategic alliances and business relationships with leading participants in various segments of the communications and mobile computer markets.* In accordance with this strategy, we have entered into alliances or relationships with Compaq Computer Corporation, Lucent Technologies, Hitachi Corporation, Microsoft, Mitsubishi Corporation, Motorola, the National Dispatch Center, Symbol and Welch Allyn. Our success will depend not only on our continued relationships with these parties, but also on our ability to enter into additional strategic arrangements with new partners on commercially reasonable terms. We believe that, in particular, relationships with application software developers are important in creating commercial uses for our products. Any future relationships may require us to share control over our development, manufacturing and marketing programs or to relinquish rights to certain versions of our technology. Also, our strategic partners may revoke their commitment to our products or services at any time in the future, or may develop their own competitive products or services. Also, the hardware or software of such companies that is integrated into our products may contain defects or errors. Accordingly, there can be no assurance that our strategic relationships will result in sustained business alliances, successful product or service offerings or the generation of significant revenues for us. Failure of one or more of such alliances could result in delay or termination of product development projects, reduction in market penetration, decreased ability to win new customers or loss of confidence by current or potential customers.
As part of our strategy, we believe that we have developed a close working relationship with Microsoft to design products for use with the handheld PCs and other products that use Microsoft's Windows CE operating system. Beginning in 1997, we have increasingly devoted significant research and development resources to design activities for Windows CE based products, diverting financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft is obligated to continue the collaboration or to support resulting products. Consequently, Microsoft may terminate its collaborations with us for a variety of reasons including our failure to meet agreed-upon standards or for reasons beyond our control, including changing market conditions, increased competition, discontinued product lines and product obsolescence. Although we believe that our recent agreements with Motorola and Symbol to develop laser scanning handheld products for use with Windows CE handheld computers will enhance our collaboration with Microsoft, there can be no assurance that Microsoft will not in the future discontinue collaborating with us on the design of our products. This would result in our having expended significant research and development resources without benefit and having lost potential revenues from the development and sale of alternative products.

Dependence on Key Employees, Need to Hire Additional Sales and Marketing and Product Development Personnel

Our future success will depend upon the continued service of certain key technical and senior management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our existing key managerial, technical or sales and marketing personnel. The loss of key personnel in the future has in the past and could in the future, adversely affect our business.
We believe our ability to achieve increased revenues and to develop successful new products and product enhancements will depend in part upon our ability to attract and retain highly skilled sales and marketing and product development personnel. Competition for such personnel is intense, and we may not be able to retain such key employees, and there are no assurances that we will be successful in attracting and retaining such personnel in the future. In addition, our ability to hire and retain such personnel will depend upon our ability to raise capital or achieve increased revenue levels to fund the costs associated with such personnel. Failure to attract and retain key personnel will adversely affect our business.

Distribution Risks, Product Returns and Warranties

We sell our products primarily through distributors, resellers and OEMs. To date we have not achieved significant OEM sales and there can be no assurance that we will achieve significant sales through this channel. Our largest distributors, Ingram Micro and Tech Data in the U.S. and PPCP in the U.K., accounted for approximately 21%, 15%, and 21% respectively, of our revenue in 1997. Our agreements with OEMs, distributors and resellers, in large part, are nonexclusive and may be terminated on short notice by either party without cause. Our OEMs, distributors and resellers are not within our control, are not obligated to purchase products from us and may represent other lines of products. A reduction in sales effort or discontinuance of sales of our products by our OEMs, distributors and resellers could lead to reduced sales. Use of distributors also entails the risk that distributors will build up inventories in anticipation of a growth in sales. If such growth does not occur as anticipated, these distributors may substantially decrease the amount of product ordered in subsequent quarters. Such fluctuations could contribute to significant variations in our future operating results. The loss or ineffectiveness of any of our major distributors could adversely affect our operating results.

We allow our distributors to return a portion of our inventory to us for full credit against other purchases. In addition, in the event we reduce our prices, we credit our distributors for the difference between the purchase price of products remaining in their inventory and our reduced price for such products. Actual returns and price protection may adversely affect future operating results, particularly since we seek to continually introduce new and enhanced products and are likely to face increasing price competition.

Export Sales

Export sales (sales to customers outside the United States) accounted for approximately 49% of our revenue in 1997 and approximately 36% of our revenue in the first nine months of 1998. Accordingly, our operating results are subject to the risks inherent in export sales, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in managing foreign operations, the burdens of complying with a variety of foreign laws, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences and political and economic instability. In addition, our export sales are currently denominated predominately in United States dollars. Accordingly, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and therefore potentially less competitive in foreign markets.

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

Item 1.  Not applicable.

Item 2.  Changes in Securities and Use of Proceeds.

On November 9, 1998, the Company sold $750,000 of Series D Convertible Preferred Stock in a private placement offering. Series D Convertible Preferred Stock accrues dividends at the rate of 8% per annum and is convertible into Common Stock at the option of the holder at a price of $0.57375 per share, with a mandatory conversion date of November 9, 2001. Proceeds will be used to increase the Company's working capital balances.

Series B Convertible Preferred Stock dividends of 8% per annum are payable quarterly in cash or in Common Stock at the option of the Company. If paid in Common Stock, the number of dividend shares is determined by dividing the dividend amount by the average of the high and low selling prices for the Common Stock on the ten trading days prior to the end of the quarter. In July 1998, the Company issued 43,860 shares of Common Stock to the holders of Series B Convertible Preferred Stock for payment of dividends of $30,000 for the three months ended June 30, 1998. In October 1998, the Company issued 49,887 shares of Common Stock to the holders of Series B Convertible Preferred Stock for payment of dividends of $30,000 for the three months ended September 30, 1998.

Item 3. Not applicable.

Item 4. Not applicable

Item 5. Not applicable

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits

3.1 Certificate of Designations of Preferences and Rights of Series D Convertible Preferred Stock

10.1    Series D Convertible Preferred Stock Purchase Agreement

10.2 Common Stock Purchase Warrant dated November 9, 1998 to The Harmat Organization

10.3    Common Stock Purchase Warrant dated November 9, 1998 to Global
        Holdings, L.P.

27.1    Financial Data Schedule (Edgar only)

b. Reports on Form 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1998.

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

                                       SOCKET COMMUNICATIONS, INC.
                                       ---------------------------
                                               Registrant






Date:    November 13, 1998             /S/ DAVID W. DUNLAP
                                       ---------------------
                                           David W. Dunlap
                                      Vice President of Finance
                                        and Administration and
                                       Chief Financial Officer