Form 10KSB
period 1998-12-31
SOCKET COMMUNICATIONS INC
filed 1999-03-30
CIK 944075

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1998

                       Commission file number  1-13810
                             ---------------------

                          SOCKET COMMUNICATIONS, INC.

                 (Name of small business issuer in its charter)

            Delaware                                      94-3155066
   (State or other jurisdiction                         (IRS Employer
  of incorporation or organization)                   Identification No.)

                      37400 Central Court, Newark, CA 94560
          (Address of principal executive offices including zip code)

                                 (510) 744-2700
              (Registrant's telephone number, including area code)
                            ------------------------

       Securities registered under Section 12(b) of the Exchange Act:
     Title of each class     Name of each exchange on which registered
  ----------------------    -------------------------------------------
      Common Stock             Pacific Exchange
      ($0.001 par value)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES [X]   NO [ ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   YES  [X]    NO  [ ]

Revenue for the fiscal year ended December 31, 1998: $5,477,804


Aggregate market value of Common Stock ($0.001 par value) held by non-affiliates on March 17, 1999 based on closing price on such date:
$4,169,000.   For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

Number of shares of Common Stock ($0.001 par value) outstanding as of March 17, 1999 is 7,646,584 shares.

                   Documents Incorporated by Reference:
        Document                                         Part of Form  10-KSB
 ---------------------------------------------------     --------------------
 Proxy Statement for the Annual Meeting of                     Part III
 Stockholders for fiscal year ended December 31, 1998

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

General

     Socket Communications, Inc. ("Socket" or the "Company") develops and sells connection solutions for handheld computers that use the Windows CE operating system from Microsoft Corporation ("Microsoft") and for mobile computers ("notebooks") that use Microsoft's Windows 9x and NT operating systems. These connection solutions include a family of low power "Battery Friendly?" PC Card adapters for serial communications, Ethernet connectivity, mobile data collection, and wireless communications. Socket also developed during 1998, and is further developing during 1999, its family of PC cards in a CompactFlash form factor for use with smaller handheld computers such as the Windows CE Palm-size PC and other small devices. The Company's family of serial, Ethernet and data collection plug-in card products are its principal sources of revenues.

     The Company is a leading supplier of connectivity products to the emerging Windows CE handheld computing market and believes that it is the world's leading supplier of serial plug-in cards for notebooks and for Windows computers with PC card slots (See "Industry and Market
Overview"). During 1998, the Company completed a number of steps to strengthen its leadership position and to improve its financial condition and operating results. First, the Company expanded its PC Card connection family of products to add a family of CompactFlash serial, low power Ethernet and bar code scanning products to support the smallest Windows CE
computer, the Palm-size PC (see "Products").   Second, the Company has
been seeking recurring OEM business for its products. The Company's serial PC Card was selected by Compaq Computer Corporation for use with its Remote Insight Board for remote management of Compaq servers. Shipments began in the fourth quarter of 1998. (See "Strategic Alliances and Business Relationships"). Third, the Company established several key strategic relationships with industry leaders for developing products that are expected to ship in 1999 for use with Windows CE computers including Symbol Technologies (attaching laser scanners to notebooks and to Windows CE computers) and Motorola Corporation (developing software for a paging receiver module for the Palm-size PC). The Company also began working closely with several North American digital telephone service providers to develop digital telephone connection products for new digital telephones designed to transfer voice and data over digital cellular networks. (See "Strategic Alliances and Business Relationships"). Fourth, the Company improved its products. Product improvements included enhanced Ethernet drivers and a cross-over connector to improve Ethernet performance, extension of the Company's ruggedized form factor to more of Socket's products, and development of a new high integration serial chip to further reduce power consumption, increase data transfer speeds and functionality, and reduce costs (See "Products"). Fifth, distribution channels were expanded and more closely aligned with those used by the Windows CE manufacturers. In addition, on-site representation was added in Europe and Asia to more closely support the Company's international distributors (see "Sales and Marketing"). Sixth, the Company increased its capital, raising $2.4 million in new equity financings and converting approximately $2.1 million of convertible debt and accrued interest into equity. The Company improved its operating results over 1997 by increasing its revenues 15% to $5.5 million, improving its gross margins from 42% in 1997 to 59% in 1998, and reducing its operating expenses from $5.4 million in 1997 to $4.2 million in 1998 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

     Although the Company believes that its focus on the Windows CE operating system for handheld computers (see "Industry and Market Overview"), its expanding family of connection products (see "Products") and its relationships with key industry strategic partners (see
"Strategic Alliances and Business Relationships") position the Company for revenue growth in 1999, the Company has incurred significant quarterly and annual operating losses in every fiscal period since its inception, and the Company may continue to incur quarterly operating losses at least through the first half of 1999 and possibly longer (see "Management's Discussion and Analysis of Financial Condition and Results of
Operations") *. The Company's ability to achieve profitability will be highly dependent upon: increased market acceptance of the Company's serial communications, Ethernet connectivity, mobile data collection and paging products including recently introduced products; growth and acceptance of handheld computers and devices using the Windows CE operating system; the ability to raise capital to fund the Company's product development and sales and marketing efforts; the development of new products for new and existing markets; the improvement of gross margins through maintaining of sales prices, higher sales volumes and contract manufacturing efficiencies; expanding its distribution capability; completing its software development contracts; and managing its operating expenses.
There can be no assurances that the Company will meet any of these objectives or ever achieve profitability.

     In addition, as of December 31, 1998, the Company had a cash balance of $971,157, stockholders' equity of $295,977 and working capital of $1,286. The current cash balance is not sufficient to fund operations through fiscal 1999. Stockholders' equity is below the minimum equity balance of $500,000 required for continued listing of the Company's common stock by the Pacific Exchange. The Company's capital balances were improved during 1998 by two equity financings totaling $2.4 million net of costs and expenses, and by the conversion into equity of $2.1 million of convertible subordinated debt plus accrued interest. The Company will require additional funding in 1999 to strengthen its working capital balances as well as to meet the minimum capital requirements to retain its listing on the Pacific Exchange.* See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," and "-Risk Factors" for a discussion of the Company's need for additional capital, the uncertainty regarding the Company's continued listing on the Pacific Exchange and other risks that may affect the Company's ability to attain profitability.

Products

     Low Power Consumption. Since its inception, the Company has developed low power connection products for use with mobile computing devices. Socket's products consume less power than the products of its traditional competitors. Low power consumption is an attractive feature for connection products for mobile computing devices because it allows handheld computers and notebooks to operate for longer periods on internal power without requiring the user to change batteries. Changing handheld computer batteries frequently is inconvenient and expensive and reduces the user's productivity. Since the introduction of handheld computers using the Windows CE operating system at the end of 1996, the Company has focused on further reducing the power consumption of its products, since Windows CE computers operate on two AA sized or small rechargeable batteries.

     Connections and Form Factors. The Company today is producing most of its products with a choice of two connectors, standard or ruggedized, and two form factors, PC Card or CompactFlash. Standard connectors are detachable. The ruggedized Card has an integrated fixed cable that maintains solid contact in high vibration environments such as moving vehicles. It also has a molded strain relief to protect against lateral stress and seal out dust and moisture, and a rigid, sonic welded frame to resist torque that could otherwise crack circuit board traces. PC Card form factors are credit card size cards that conform to the standards created for PC Cards by the PCMCIA committee. CompactFlash cards are the size of a large postage stamp and conform to standards established by the CompactFlash committee. All notebooks and all Windows CE computers except for the Palm-size PC have a PC Card slot. The Palm-size PC uses a
CompactFlash slot for input/output connections.   In 1997, the Company
worked with Microsoft Corporation and the Windows CE device manufacturers to adapt the Type I CompactFlash form factor as a 3.3 volt input/output connector for the Palm-size PC, and a slightly larger Type II form factor as a 5 volt input/output connector for wireless connectors. Previously, the CompactFlash form factor had been used primarily for add-on memory cards. The CompactFlash form factors designed by the Company were subsequently adopted by all of the Windows CE manufacturers and were certified in 1998 as standards by the CompactFlash Committee, which is the recognized standards setting body for CompactFlash devices. Socket is a member of that committee, and its vice president of engineering is serving

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Business section, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including "Risk Factors."


as a director during 1999. The Company expects that the CompactFlash I/O form factor will be adopted for use with future smaller computing and data collection devices, and that the market for these products will grow*.

     Serial connection products. Socket believes that it produces the world's leading family of serial PC Cards. In December 1996 and during 1997, the Company expanded its standard serial card line, adding a family of PC card products including a ruggedized serial PC card, dual standard and ruggedized serial PC cards, and an Ethernet/serial multifunction PC card. In 1998 the Company added CompactFlash standard and ruggedized connection serial cards. During 1999, the Company expects to complete a CompactFlash version of its dual serial PC card and a Quad (4 port) serial PC card, which are expected to begin shipping in the second half of 1999*. Socket's serial cards operate as a standard communication port and can work with conventional serial communications programs. Peripheral devices that can attach to Socket Serial I/O Cards include stenography machines for court reporting, medical instruments for monitoring or data collection, label printers for inventory control, high speed fax/modems for web browsing, and global positioning systems for tracking location and time. Adding one or more serial ports to a computer through either the PC Card or CompactFlash slot provides higher data transfer rates than a built-in serial port because of the buffered 16550 UART built into the Company's serial card products. The Company's cards can also transfer power from the computer to a peripheral device, which cannot be accomplished through the built-in serial port. Socket's Serial I/O Card was the first PC Card to receive certification from Microsoft for operation with Windows CE handheld computers. All of the Company's serial products use a proprietary high integration serial chip that was first developed in 1993. The Company expects to complete development of a new high integration serial chip in the first half of 1999*. The new chip has been designed to lower power consumption, improve functionality and cost less to manufacture, and is expected to be incorporated into the Company's complete serial, data collection and wireless product lines during the second half of 1999*.

     Low Power Ethernet Products. Ethernet cards enable a mobile computer to communicate with an Ethernet network and are used for higher speed desktop synchronization, large file transfers, network connections to the Internet and E-mail. Socket released the first commercially available PC Card Ethernet adapter in 1992 which was compatible with the popular NE2000 network controller, allowing them to utilize the certified network drivers included with the major PC-based network operating systems. In December 1997, Socket introduced its Low Power Ethernet PC Card product designed for use with Windows CE-based computers and Windows notebooks and in 1998, introduced a CompactFlash version of the Card. Also introduced in 1997 was an Ethernet/serial multifunction PC Card. The Company believes that its Low-power Ethernet Card products consume less power than any other
Ethernet adapters on the market and allow data transfers to occur at up to

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Business section, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including "Risk Factors."

200 times faster than through the RS232 port on the notebook or Windows CE computer. The Low-power Ethernet card is recognized by Version 2.0 and higher of the Windows CE operating system. During 1998, the Company also enhanced its software drivers to add features such as automatic synchronization and soft status lights which display key network information on the host computer's screen. During 1999, the Company expects to complete development of a higher speed 10/100 Low Power Ethernet Card in both PC and CompactFlash form factors and to further enhance its Ethernet software drivers.*

     Mobile Data Collection Products. Mobile data collection cards are used in conjunction with data collection devices such as bar code scanners and magnetic card swipe readers. In October 1997, the Company introduced the first of its mobile data collection products, an LED bar code scanning wand manufactured by Welch Allyn, which can be attached to a Windows CE handheld computer or Windows notebook computer through a serial PC Card ("Data Collection Card"). In 1998, the Company released a CompactFlash version of its Data Collection Card. The Data Collection Cards can be configured to deliver power to the scanning device from the computer, which is an advantage over most built-in serial ports which generally cannot provide power from the computer, and eliminates the need to carry a separate scanner power source. The Company also developed keyboard emulation scanning software that can be configured to route scanned data to third party data collection programs. During 1998, the Company connected a Data Collection Card with a laser scanning gun as a special
customer order.   In January 1999, Socket released the first of its
standard laser scanning products, connecting two mobile laser scanning guns from Symbol Technologies to a Data Collection PC card for use with Windows notebooks and Windows CE handheld devices. The Company expects to develop additional scanning products during 1999.*

     Wireless Products. The Company has three types of wireless connection products in various stages of development: paging products; digital telephone connection products; and cordless products.

     1) Paging products are products that receive pages and transfer the paged information into a mobile computer and to a designated application. The Company is developing, under contract with Motorola Corporation, receiving software to work with a CompactFlash receiver module being developed by Motorola for use with the Palm-size PC. The module is expected to begin shipping in the second half of 1999.* During 1998, the Company recognized development revenues of $225,000 from its development contract with Motorola, and expects to earn an additional $175,000 in development revenues from this contract in 1999, along with software royalties of $2.00 per unit sold once the product is shipping.* The product is expected to enable the wireless receipt of email messages and to facilitate group broadcasting of information by content providers for updating Internet pages and other files on the Palm-size PC.* The

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Business section, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including "Risk Factors."

development of paging products for mobile computers is still in its very early stages. The Company gained considerable experience with paging during the years 1995 through 1997, and developed a number of the technology building blocks required for sending and receiving data over the paging networks, by developing and selling its PageCard Wireless Messaging System consisting of a PC Card receiver, sending and receiving software, and paging services. PageCard sales were terminated at the end of 1997 because of low volume of sales revenues. The Company believes that the Palm-size PC is an excellent computer platform for receiving messages and data. The device allows data to be reasonably accessible with its instant-on features and ability to be carried in a pocket or purse. The Palm-size PC operating system also includes web browser software allowing Internet pages to be carried and viewed offline, facilitating their wireless update, and an email system, which has been designed to accept paged email messages. During 1998, the Company limited its paging product development efforts to funded projects. The Company expects to continue to develop its paging and other wireless messaging technologies during 1999, primarily on a funded basis, for year 2000 and beyond products including the application of two-way paging to Windows CE computers*.

     2) Mobile digital telephone connection products have been designed to transfer data between a new generation of digital mobile CDMA (Code Division Multiple Access) telephones and Windows or Windows CE mobile computers. CDMA is the most widely used digital cellular telephone technology in North America. The Digital Phone Card connected to a new CDMA digital cellular mobile telephone from Qualcomm Corporation is undergoing service provider field trials during the first quarter of 1999 and is expected to begin shipping in North America in the second quarter of 1999.* Other telephone manufacturers are also expected to introduce similar products during 1999.* The Digital Phone Card directly connects the telephone and the mobile computer through either the PC Card or CompactFlash Card slot, and allows the user to use telephone connection software to dial and connect to others such as corporate networks or to Internet service providers in the same manner that a user would use a
modem to connect through a land telephone line.   The Company believes
that its telephone connection card offers several advantages over a direct serial cable, including less power drain on the telephone and interchangeability between mobile computers.

     3) Cordless products are products that allow close proximity wireless connections between a handheld computer or notebook and a peripheral device such as a scanner or mobile telephone. The Company is in the early product development stages, evaluating cordless products that are expected to be developed in the second half of 1999 and to be available beginning in the first half of 2000*.


--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Business section, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including "Risk Factors."


Industry and Market Overview

     Windows CE Operating System. Microsoft Corporation introduced the Windows CE operating system in November 1996. Windows CE was designed as a small, real-time, scalable operating system that works in a broad selection of products, including mobile computers, terminals, and industrial controllers. The operating system was designed to connect easily to the Internet and corporate networks as well as to Windows desktops and other Windows CE-based devices. The system was built in customizable components to allow its use in embedded system platforms using the minimum set of software modules and components needed to support the platform's system requirements, which minimizes memory use and maximizes performance. Windows CE is built around the Win32 application programming interface that is consistent with other Windows-based operating systems, which means that existing third party programming resources consisting of tools, software examples and documentation are immediately available to developers. Key features of the Windows CE operating system are: its ability to synchronize data with desktop or other companion devices; its support of light versions of many of the popular Microsoft Office programs including Excel for spreadsheets, Word for documents, PowerPoint for presentations and Outlook (personal information management including tasks, calendar, contacts and electronic mail); low power consumption with extended periods between battery changes relative to Windows devices; and instant-on features where the computer screen turns on at the same place where it was previously turned off. Microsoft has defined its operating system strategy for the next decade as
1) promoting widespread adoption of the Windows CE operating system for mobile computers, terminals, and industrial controllers; 2) evolving the Windows NT operating system currently used primarily for servers as the primary operating system for desktop systems; and 3) gradually phasing out the current Windows 9x series in favor of the CE and NT operating systems. The Company's focus on low power PC Card and CompactFlash products for Windows CE devices are based on the belief that the Windows CE operating system will attain strong market acceptance for use with mobile computing devices and embedded control systems devices and will achieve significant growth over time. The Company believes that early indicators of success include Microsoft's announced long term commitment to the Windows CE operating system, early marketing successes of other companion synchronization devices such as the Palm Pilot from 3Com, the numbers and strengths of committed device manufacturers, the availability of familiar development tools and extensive connectivity to corporate information systems, and attractive price points and features.

     Windows CE Handheld Computers - H/PCs. H/PC's were introduced in November 1996 as black-and-white units. In December 1997, Microsoft released Version 2.0 of the Windows CE operating system which supported color, Ethernet connections and the international character set. The units are designed as the middle size of three handheld computers. It has a clamshell design with the screen in the upper section and a small keyboard and PC Card slot for connecting input/output devices in the lower section. The unit is designed for users who want a small handheld computer with a keyboard. The device may be connected to a network using Socket's Ethernet PC Card (see "Products - Low Power Ethernet
Products"). Windows CE Version 2.0 operating system units have color, 8, 16 or 32 MB of memory, a microphone and speaker, optional docking cradle, and run on two AA or small built-in rechargeable batteries. Major H/PC computer manufacturers include Casio, Compaq, Hewlett Packard, Hitachi, LG Electronics and Sharp. International Data Corporation, in their report dated November 1998, estimated that approximately 500,000 H/PC units were sold in 1997, 783,000 units were expected to be sold in 1998, increasing to 911,000 units in 1999. International Data Corporation believes that H/PC annual sales will then drop moderately each year in favor of the smaller Palm-size PCs and the larger mini notebooks called H/PC Professionals*.

     Windows CE Handheld Computers - Palm-size PCs. Palm-size PCs are pocket-sized computers and were introduced in June 1998 as black-and-white units. During Q1 1999, Microsoft released a Windows CE operating system software upgrade to support color and CompactFlash paging receivers, and the first color units began shipping in the first quarter of 1999. International Data Corporation estimates that 1.2 million units will have been sold by the end of 1999, increasing to 2.6 million units in the year 2000 and doubling again to 5.4 million units by 2002.* Major Palm-size PC computer manufacturers include Casio, Compaq, Everex, Hewlett-Packard, LG Electronics, Palmax, Philips, Samsung Telecommunications and Uniden. The Palm-size PC units have a CompactFlash slot for input/output connections, use a pen and handwriting recognition or a software keyboard for data entry, and have the same desktop data synchronization and instant-on features as the H/PC. The unit, modeled on the Palm Pilot from 3Com Corporation, is designed to fit in a pocket or purse. The "wearability" and instant-on capabilities of the Palm-size PC are designed to make information more readily accessible to the user. Several of the manufacturers are working with Motorola and with Socket to insure that the CompactFlash slot in the new color units will meet the shielding standards required to operate with the CompactFlash paging module expected to ship in the second half of 1999.* (see "Products - Wireless Products - Paging Products").

     Windows CE Handheld Computers - H/PC Professionals. H/PC Professionals are tablet or small notebook-sized computers, and were introduced in the fourth quarter of 1998. Designed as desktop companions, the computers have many notebook characteristics including an 8" to 11" color screen and a full size keyboard. H/PC Professionals have both PC Card slots and CF+ slots. Many of the units also have built-in modems. The units typically weigh from 2 to 3 pounds (about 5 pounds lighter than a notebook) and have the Windows CE features of instant on, long battery
life (10 to 15 hours) and file synchronization.   Major H/PC Professionals
computer manufacturers include Hewlett Packard, Hitachi, IBM, NEC, Samsung Telecommunications, Sharp and Vadem. International Data Corporation estimates that 300,000 units will be sold in 1999, increasing to 900,000 units in 2000, 1.6 million units in 1001 and 2.7 million units in 2002.* International Data Corporation predicts that the H/PC Professionals will redefine the Windows CE computer form factor into large and small devices (with the Palm-size PC and the H/PC Professional as the Windows CE devices

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Business section, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including "Risk Factors."

representing these two categories), and will gain corporate acceptance as a desktop companion or notebook alternative.*

     Other developing Windows CE devices and embedded connection solutions. Windows CE as a real-time, scalable modularized operating system has been designed to work with a variety of devices. Areas of significant current market development include automobile control systems, point-of-sale devices, web-TV set top boxes, real-time industrial controllers, and home automation and entertainment devices. The Company has designed an embedded module connection solution prototype and is seeking opportunities to embed its Windows CE connection, data collection and wireless solutions in such future devices.

     Notebook market support. The Company's products are also designed to work with Windows notebooks which today is a significantly larger and more established market than the emerging market for Windows CE computers. All notebooks today are designed with PC Card slots and over 90% of notebooks use the Windows operating system. The Company intends to continue to support the Windows notebook market with its PC Card products*.

     Expansion of bar code scanning to Windows and Windows CE computers. Bar code scanning is a well established industry used in a wide variety of industrial/manufacturing, commercial services, retail services and government applications worldwide including asset management and control, shipping and receiving, route accounting, warehousing, order processing, document control and quality assurance. Significant industry trends identified by Venture Development Corporation, an industry research and consulting group, include: annual industry sales growth of approximately 20%; upgrading of scanning systems from older DOS-based operating systems to Windows operating systems, with approximately 50% of the scanning market using Windows operating systems today, expected to increase substantially over the next several years; the development of wireless scanning applications, with approximately 40% of scanning systems incorporating the wireless transmission of scanning data on local networks; the increasing use of real-time processing applications so that scanned data is transmitted and processed when scanned; and the expanding
use of scanning by the mobile professional workforce.*   Laser scanning
guns are the most widely user scanners, followed by CCD scanning guns and LED bar code wands. The Company believes that its family of scanning products (see "Products - Mobile Data Collection Products") offer several advantages over existing connection solutions for mobile computers and stationary scanning devices with built in PC card slots, including the use of a standard connector form factor so that scanning devices become easily removable and interchangeable, and the ability to power the scanner from the mobile computer or data collection device. In addition, the Company believes that the Windows CE computers are excellent platforms for use by mobile professionals for route accounting and service applications, and this area is expected to get increasing attention from third party

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Business section, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including "Risk Factors."

software application vendors*. The Company is presently working with third parties creating Windows CE applications for order processing, package tracking and pharmaceutical delivery tracking which are expected to be released during the first half of 1999.*

     Convergence of Paging and Windows CE.   One way paging networks of
the major U.S. paging carriers cover more than 95% of the U.S. population and transmit information using the FLEX messaging protocols from Motorola Corporation. Paging carriers have also undertaken building out their two way paging networks, with two-way messaging currently available from SkyTel, PageNet and PageMart. Two-way paging is designed with a return channel for acknowledgement of paging receipt by a mobile paging device and for picking up and transmitting a paging signal from a portable device
such as a pager or computer operating on batteries.   During the years
1995 to 1997, the Company marketed its PageCard receiver designed to receive data and download it to a notebook computer. Product sales were terminated at the end of 1997 because of low sales volume. The Company believes there were a number of reasons for the lack of market acceptance of the PageCard product, including the high cost of a standalone pager, the fact that notebooks are generally packed during travel and take several minutes to start up, so downloading and reading an electronic mail message while traveling is impractical, and the lack of third party applications. The introduction of the Windows CE Palm-size PC creates an instant-on, pocket-sized wearable computer that allows the user to access messages easily and quickly, and with the Palm-size PC's focus on personal information management applications (calendar, tasks and contacts), the devices are expected to be carried and used, thereby making receipt of pages or email messages on the Palm-size PC practical. The CompactFlash receiver module under development by Motorola (see "Products - Wireless Products - Paging Products") is designed to turn the Palm-size PC into a pager, using the processor, memory, power and screen of the computer, thereby significantly reducing the cost of the module relative to a stand alone pager. Each Palm-size PC also has a web viewer that allows the user to view HTML Internet pages that are subscribed to and reside on the companion desktop as Mobile Channels. The Company intends to work with Motorola and the paging carriers to allow the transmission by content providers of text to wirelessly update the text on Internet pages viewed on the Palm-size PC, so that such pages when viewed will contain most recent information.* The color versions of the Palm-size PC which began shipping in the first quarter of 1999, have been designed to work with the Motorola pager module. The module is expected to begin shipping in the second half of 1999 with content update capabilities in place by the end of 1999.* The Company also believes that multiple paging networks will support two way paging by the year 2000 and has designed its receiving software to facilitate incorporating two way paging in anticipation that the market will be moving in this direction.


--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Business section, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including "Risk Factors."


     Convergence of digital telephones and mobile computing. The two most widely deployed digital cellular telephone networks are the CDMA networks in North America and the GSM networks covering Europe and other
international countries.   Digital telephones are rapidly replacing
earlier analog telephones, with clearer and more reliable phone connections, longer battery life and lower costs of operation. Historically, mobile computer users have connected back to their corporate networks to check electronic mail or through their corporate networks to access the Internet over telephone land lines connected by modem to the computer. Often those connections are made at the beginning or end of the day when the traveling professional returns to his or her room where a land line phone is available. Several major telephone manufacturers including Qualcomm and Nokia have recently designed CDMA mobile digital telephones with a data port on the telephone. The port is designed to facilitate direct connections between the telephone and data collection and computing devices. The Company believes that with the improved clarity and lower cost of operations of digital telephones and with the new built-in data port, that mobile computer users will now be encouraged to connect their mobile digital telephone to their computer and to access their corporate networks and the Internet wirelessly over the digital cellular networks.* Accordingly, the Company has designed a Digital Phone PC Card and a Digital Phone CompactFlash Card that will allow the user to directly connect one of these new mobile digital telephones to either a notebook or to a Windows CE computer. Service provider field trials are expected to be completed during the second quarter of 1999 and products are expected to be available in North America shortly thereafter.*

Strategic Alliances and Business Relationships

     The Company has developed a number of strategic relationships that are important to its product development and marketing programs. The Company works closely with Microsoft and with Windows CE handheld computer manufacturers in developing connection solutions for Windows CE devices. The Company also supports third party software application developers by providing technical assistance in the porting of their applications to the Windows CE operating system.

     The Company's strategy is to establish strategic alliances in business relationships with leading participants in various segments of the communications and mobile computer markets. The Company believes these alliances enable it to take advantage of the superior financial resources, technological capabilities, proprietary positions and market presences of these companies in creating products that utilize these technologies that are familiar to the marketplace.* See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Risk Factors
- We depend on alliances and other business relationships with a small number of third parties."


--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Business section, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including "Risk Factors."

     The Company has established strategic alliances and business relationships with the following companies:

     Bell Mobility, a leading mobile telephone service provider in Canada, has signed a Memorandum of Understanding with the Company for the Company to develop and distribute Digital Phone Plug-in Cards in connection with the introduction, in 1999, of new CDMA digital telephones.* The telephones are designed to connect directly to a handheld or notebook mobile computer for transferring data to and from the computer over the digital telephone networks. The Company expects to develop similar relationships with other North American digital telephone service providers during 1999.*

     Compaq Computer Corporation, a leading manufacturer of personal computers in the U.S., has selected Socket's serial PC card to be offered as an optional part of Compaq's remote server management product that began shipping in the fourth quarter of 1998.

     Microsoft Corporation, the developer of the Windows CE operating system, has worked closely with Socket in insuring that the Company's connection products for Windows CE products work with the Windows CE operating system. Socket also jointly developed with Microsoft in 1997 the CompactFlashT form factor for use with smaller Windows CE handheld computers.

     Motorola Corporation, the world's largest manufacturer of paging receivers, has entered into a contract with the Company for Socket to develop receiver software for a CompactFlash FLEX receiver module being developed for use with small Windows CE handheld computers such as the Palm PC and with other Windows CE embedded systems devices.

     Symbol Technologies, Inc., the leading manufacturer of laser scanner systems and devices, has signed a Memorandum of Understanding and related supply contracts to allow the Company to create laser scanning products for Windows and Windows CE mobile and handheld computers.

     Welch Allyn, a leading manufacturer of bar code scanning devices, has signed an Agreement with the Company whereby the Company can create bar code scanning products for Windows and Windows CE mobile and handheld computers.

Proprietary Technology

     Socket has developed a number of technology building blocks to enhance its ability to develop new hardware and software products, to offer products which run on multiple host platforms and to manufacture and package products efficiently.


--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Business section, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including "Risk Factors."

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

     Socket's universal bus interface has been incorporated into several application specific integrated circuits, including Socket's current and new HIS chips, highly integrated general purpose serial interface chips used in the family of Serial Connection Plug-in Cards, Data Collection Plug-in Cards, and Digital Phone Plug-in Cards to control signal transmission between these products and the mobile or handheld computer's PC Card slot.

     Socket has also developed a library of software drivers and control applets that allow its products to operate in handheld computers running Windows CE and in notebooks running Windows 9x and Windows NT.

     In connection with its PageCard product (terminated at the end of 1997), Socket developed a suite of PageSoft communications software and software developers kit which form the basis of an extensive suite of one-way messaging tools and utilities. These software tools are being utilized to develop one-way FLEX paging software for use with Motorola's CompactFlash receiver module for the Palm-size PC.

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

     The Company has received correspondence from General Patent Corporation claiming possible infringement of certain standard PCMCIA PC Card features incorporated into the Company's PC Cards. General Patent Corporation brought suit against a number of companies that manufacture PC Card products including IBM Corporation, 3Com, Hayes, Xircom and New Media claiming similar infringement and seeking royalty payments, some of which have been subsequently settled. No litigation is currently pending against the Company. There can be no assurance that the Company will not receive future communications from other third parties asserting that the Company's products infringe, or may infringe, the proprietary rights of third parties, and that in connection with such claims or the claims of General Patent Corporation, that litigation could be brought against the Company which could result in significant additional expense to the Company or the discontinuation of use or redesign of infringing products.

Sales and Marketing

     The Company markets its products through other equipment manufacturers ("OEMs"), computer platform vendors, vertical market value added resellers, and a worldwide network of distributors and resellers. The Company supports its distributors and resellers through education, training and customer assistance by the Company's sales, marketing and technical support staff and third party manufacturers' sales representatives. The Company added third party sales representatives in Europe and in Asia during the second half of 1998. During 1998, U.S. distributors Ingram Micro and Tech Data and international distributor PPCP (U.K.) accounted for 29%, 11% and 10% of the Company's revenues, respectively. As of December 31, 1998, the Company had 12 people in sales, marketing and technical support. The Company intends to increase its sales and marketing effort by adding personnel and increasing promotional activities.* However, competition for sales and marketing personnel is intense, and the Company may be unable to recruit qualified sales and marketing personnel as needed. In addition, the Company had working capital of $1,286 as of December 31, 1998 and will likely need to obtain additional equity capital to fund any significant expansion of its sales and marketing efforts.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Future Capital Needs; Independent Auditor's Report Contained Explanatory Paragraph Regarding Going Concern."

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

     The Company relies significantly on its OEMs, distributors and resellers for the marketing and distribution of its products. The Company's agreements with OEMs, distributors and resellers, in large part, are nonexclusive and may be terminated on short notice by either party without cause; furthermore, the Company's OEMs, distributors and resellers are not within the control of the Company and are not obligated to purchase products from the Company and may represent other lines of products. A reduction in sales effort or discontinuance of sales of the Company's products by its OEMs, distributors and resellers could lead to reduced sales and could materially adversely affect the Company's

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Business section, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including "Risk Factors."

operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - We depend on distributors, resellers and OEMs to sell our products."

     Export sales represented approximately 34%, 49% and 40% of the Company's revenue for the years ended December 31, 1998, 1997 and 1996, respectively. Export sales are subject to the complications of complying with laws of various countries and the risk of import/export restrictions and tariff regulations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - A significant portion of our revenues are derived from export sales."

Manufacturing

     The Company subcontracts the manufacture of substantially all of its products to independent, third party contract manufacturers. The Company performs final product testing and packages its products at its Newark, California facility.

     Sole source components include the Company's proprietary HIS chip manufactured by Lucent Technologies that controls the signal transmission between the Company's PC and CF+ Serial I/O Products (all products except Ethernet Cards) and the PC Card or CF+ Card slot on the mobile or handheld computer; the Company's Ethernet chip manufactured by Tamarack Corporation, and certain cable and connector components. Although to date the Company has generally been able to obtain adequate supplies of these components, certain of these components are purchased on a purchase order basis under standard commercial terms and conditions in the industry, and the Company does not have long-term supply contracts for these components. Although the Company's suppliers are generally large, well-financed organizations, in the event that a supplier were to experience financial or operational difficulties that resulted in a reduction or interruption in supply to the Company, it would materially adversely affect the Company's results of operations until the Company established sufficient manufacturing supply through an alternative source which could take a significant period of time, including qualifying an alternative subcontractor, redesigning the product as necessary, and commencing manufacturing.

Research and Development

     Since its inception, the Company has made substantial investments in research and development. The Company believes that its future performance will depend in large part on its ability to develop significant enhancements to its existing connection products and to develop successful new products for emerging and existing markets.* In particular, the Company believes the timely completion and expected introduction of Digital Phone Card Plug-in Products, expanding its family of Laser Scanner

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Business section, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including "Risk Factors."

Plug-in Cards, completing the FLEX receiver software for use with Motorola's CF+ receiver module, and further expanding its family of serial and Ethernet connection products are important to maintain a technological leadership position in wireless and wired connection solutions during 1999 and remain competitive.* As of December 31, 1998, the Company had six persons on its product development staff and hires engineering consultants to perform additional engineering services as required. Research and development expenditures were $1.0 million in 1998 and $1.1 million in 1997 and 1996. The Company anticipates that it will continue to commit substantial resources to research and development in the future and will be increasing the size of its research and development staff as a result of planned or anticipated development projects.* See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - We depend on key employees and we need to hire additional sales and marketing and product development personnel."

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

     Currently, the Company is not aware of a direct competitor for Motorola Corporation's CompactFlash receiver module for use with Windows CE devices for which Socket is developing the receiving software under contract with Motorola.

     The Company faces competition for its Digital Telephone Connection Plug-in Cards from alternative methods of downloading information into a mobile computer, primarily over telephone lines through a modem and connecting through a direct cable connected to a serial port.

     The Company competes with Smart Modular Technologies, Quatech and Silicom, among others, in the serial PC Card market, although the Company believes that it is the world's leading manufacturer of serial card products.

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Business section, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including "Risk Factors."

     The market for the Company's Ethernet Cards is highly competitive. Market leaders for Ethernet Cards include 3Com and Xircom. However, the Company has established a product leadership position with its Low-power Ethernet PC and CF+ cards for Windows CE handheld computers and does not currently face competition from these companies. The Company expects competitive cards to enter the market during the second half of 1999 from 3Com and Xircom and possibly others including manufacturers of lower priced cards in Asia. The Company also faces competition from combination Cards which combine Ethernet and other functions such as fax/modem. Companies offering combination Cards include 3Com and Xircom.

Personnel

     As of December 31, 1998, the Company employed 26 people on a full-time basis. Of these, twelve were responsible for sales, marketing and customer technical support, six were in research and development, four were in finance and administration and four were involved in operations. The Company's employees are not represented by a union, and the Company considers its relationship with its employees to be good. The Company's future success will depend in significant part upon the continued service of certain key technical and senior management personnel, and the Company's continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. * The Company does not have key man life insurance for any of its employees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - We depend on key employees and we need to hire additional sales and marketing and product development personnel."


Item 2. Description of Property

The Company leases a 23,000 square foot facility in Newark, California. The facility is subject to a lease which expires in 2001. The current monthly rent is approximately $16,325. The Company believes that its current facilities are sufficient to meet its needs for the foreseeable future.*

     Financial information regarding lease commitments is contained in Note 9 of Notes to Financial Statements.

Item 3. Legal Proceedings

     The Company has no material legal actions pending.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted for vote by security holders during the fourth quarter of 1998.

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Business section, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including "Risk Factors."

                                 PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     From the effective date of the Company's initial public offering (June 6, 1995) through November 26, 1996, the Company's Common Stock and Common Stock Warrants were listed on the Nasdaq SmallCap Market under the symbol SCKT and SCKTW, respectively. The Common Stock and Common Stock Warrants were delisted from such market effective November 27, 1996 because the Company's net capital was below that required for continued listing, and since then have been traded on the OTC Bulletin Board under the symbols SCKT and SCKTW, respectively. The Company's Common Stock is also quoted on the Pacific Exchange. The continued listing criteria of the Pacific Exchange requires the Company to have (i) at least 300,000 publicly held shares of Common Stock with a market value of at least $500,000, (ii) at least 250 public beneficial holders of its Common Stock, (iii) total net tangible assets of at least $500,000 or net worth of at least $2,000,000, and (iv) a share bid price of at least $1.00 per share of Common Stock.
The Company has not been in compliance with the net tangible asset or net worth requirements of the Pacific Exchange since December 31, 1996 and has, therefore, been subject to possible delisting procedures since that time. The Company is also not in compliance with the share bid price requirement as of March 17, 1999. In January 1999, the Pacific Exchange granted the Company an extension to bring itself into compliance with the continued listing criteria and advised Socket that it would next review Socket's continued qualification for listing in April 1999. As of December 31, 1998, the Company had total net tangible assets of $295,977. Accordingly, the Company will need to raise additional equity in 1999 through sale of equity securities or through attaining profitable operations in order to comply with the Pacific Exchange listing criteria, and there can be no assurance that the Company will be successful in doing so. In that case, the Pacific Exchange may decide to initiate delisting proceedings against Socket. If Socket's Common Stock becomes delisted from the Pacific Exchange, the Company will become subject to the Commission's "penny stock" rules and therefore an investor will find it more difficult to dispose of, or to obtain accurate quotations as to the price of Socket's securities.

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

    The quarterly high and low sales prices of the Company's Common Stock since June 6, 1995, the effective date of its initial public offering, are as follows:

QUARTER ENDED                                          High       Low
---------------------------------------------------- --------- ---------
 1996
   March 31, 1996..................................     $4.38     $3.00
   June 30, 1996...................................     $7.38     $2.88
   September 30, 1996..............................     $4.38     $2.88
   December 31, 1996...............................     $3.62     $0.75

 1997
   March 31, 1997..................................     $1.13     $0.63
   June 30, 1997...................................     $1.16     $0.50
   September 30, 1997..............................     $0.78     $0.50
   December 31, 1997...............................     $0.75     $0.34

 1998
   March 31, 1998..................................     $1.13     $0.36
   June 30, 1998...................................     $1.31     $0.44
   September 30, 1998..............................     $1.03     $0.44
   December 31, 1998...............................     $0.88     $0.27

 1999
   March 31, 1999 (through March 17)...............     $0.78     $0.47

    The quarterly high and low sales prices of the Company's Common Stock warrants during the past three years are as follows:

QUARTER ENDED                                          High       Low
---------------------------------------------------- --------- ---------
 1996
   March 31, 1996..................................     $1.50     $1.13
   June 30, 1996...................................     $2.38     $1.06
   September 30, 1996..............................     $1.44     $0.75
   December 31, 1996...............................     $1.00     $0.25

 1997
   March 31, 1997..................................     $0.38     $0.13
   June 30, 1997...................................     $0.44     $0.13
   September 30, 1997..............................     $0.44     $0.13
   December 31, 1997...............................     $0.25     $0.06

 1998
   March 31, 1998..................................     $0.25     $0.06
   June 30, 1998...................................     $0.16     $0.13
   September 30, 1998..............................     $0.25     $0.03
   December 31, 1998...............................     $0.13     $0.03

 1999
   March 31, 1999 (through March 17)...............     $0.11     $0.03

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of March 17, 1999, there were approximately 800 holders of record of the Company's Common Stock and Warrants.

Recent Sales of Unregistered Securities

     In November 1998, the Company sold 174,292 shares of its Series D Convertible Preferred Stock, $0.001 par value, at $5.7375 per share (total of $1 million) to two outside investors and to a director of the Company. Each share of Series D Convertible Preferred Stock is convertible into 10 shares of Common Stock at the option of the holder, in whole or in part, at any time for a period of three years following the date of sale with a mandatory conversion date three years from date of issue. The Series D stock will convert into a total of 1,742,920 shares of Common Stock. The Series D shares have voting rights equal to the number of common shares into which the Series D shares will convert, and have a liquidation preference over common shares in the amount of the investment plus any accrued but unpaid dividends. Dividends accrue at 8% per annum and are payable in either cash or common stock at the option of the Company. The Company also issued three-year warrants to acquire 640,972 shares of Common Stock at $0.57355 per share.

     The issuance of the above referenced securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. In addition, the recipients of the securities and the transactions represented their intention to acquire the securities for investment only and not with a view for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions.


Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements (identified with an asterisk "*") that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and in "Business". The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements.

Overview

     The Company is a leading supplier of connectivity products to the emerging Windows CE handheld computing market and believes that it is the world's leading supplier of serial plug-in cards for notebooks and for Windows computers with PC card slots (See "Industry and Market
Overview"). The Company's family of serial, Ethernet and data collection plug-in card products are its principal sources of revenues. During 1998, the Company completed a number of steps to improve its financial condition and operating results. First, the Company expanded its PC Card connection family of products to add a family of CompactFlash serial, low power Ethernet and bar code scanning products to support the smallest Windows CE
computer, the Palm-size PC (see "Products").   Second, the Company has
been seeking recurring OEM business for its products. The Company's serial PC Card was selected by Compaq Computer Corporation for use with its Remote Insight Board for remote management of Compaq servers. Shipments began in the fourth quarter of 1998. (See "Strategic Alliances and Business Relationships"). Third, the Company established several key strategic relationships with industry leaders for developing products that are expected to ship in 1999 for use with Windows CE computers including Symbol Technologies (attaching laser scanners to notebooks and to Windows CE computers) and Motorola Corporation (developing software for a paging receiver module for the Palm-size PC). The Company also began working closely with several North American digital telephone service providers including Bell Mobility to develop digital telephone connection products for the new CDMA digital telephones designed to transfer voice and data over digital cellular networks. (See "Strategic Alliances and Business Relationships"). Fourth, the Company improved its products. Product improvements included enhanced Ethernet drivers and a cross-over connector to improve Ethernet performance, extension of the Company's ruggedized form factor to more of Socket's products, and development of a new high integration serial chip to further reduce power consumption, increase data transfer speeds and functionality, and reduce costs (See "Products"). Fifth, distribution channels were expanded and more closely aligned with those used by the Windows CE manufacturers. In addition, on-site representation was added in Europe and Asia to more closely support the Company's international distributors (see "Sales and Marketing").
Sixth, the Company increased its capital, raising $2.4 million in new equity financings and converting approximately $2.1 million of convertible debt and accrued interest into equity. The Company improved its operating results over 1997 by increasing its revenues 15% to $5.5 million, improving its gross margins from 42% in 1997 to 59% in 1998, and reducing its operating expenses from $5.4 million in 1997 to $4.2 million in 1998.

     Although the Company believes that its focus on the Windows CE operating system for handheld computers (see "Industry and Market Overview"), its expanding family of connection products (see "Products") and its relationships with key industry strategic partners (see
"Strategic Alliances and Business Relationships") position the Company for revenue growth in 1999, the Company has incurred significant quarterly and annual operating losses in every fiscal period since its inception, and the Company may continue to incur quarterly operating losses at least through the first half of 1999 and possibly longer .* The Company's ability to achieve profitability will be highly dependent upon: increased market acceptance of the Company's serial communications, Ethernet connectivity, mobile data collection and wireless communications products including recently introduced products; growth and acceptance of handheld computers and devices using the Windows CE operating system; the ability to raise capital to fund the Company's product development and sales and marketing efforts; the development of new products for new and existing markets; the improvement of gross margins through maintaining of sales prices, higher sales volumes and contract manufacturing efficiencies; expanding its distribution capability; completing its software development contracts; and managing its operating expenses. There can be no assurances that the Company will meet any of these objectives or ever achieve profitability.

     In addition, as of December 31, 1998, the Company had a cash balance of $971,157, stockholders' equity of $295,977 and working capital of $1,286. The current cash balance is not sufficient to fund operations through fiscal 1999. Stockholders' equity is below the minimum equity balance of $500,000 required for continued listing of the Company's common stock by the Pacific Exchange. The Company's capital balances were improved during

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis section, and in "Business".

1998 by two equity financings totaling $2.4 million net of costs and expenses, and by the conversion into equity of $2.1 million of convertible subordinated debt plus accrued interest. The Company will require additional funding in 1999 to fund its operations, strengthen its working capital balances and to meet the minimum capital requirements to retain its listing on the Pacific Exchange*. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," and "-Risk Factors" for a discussion of the Company's need for additional capital, the uncertainty regarding the Company's continued listing on the Pacific Exchange and other risks that may affect the Company's ability to attain profitability.

Annual Results of Operations

Revenue
     In 1998, revenue was $5,477,804, an increase of 15% from 1997 revenue
of $4,779,200.   1997 revenue increased 5% compared to 1996 revenue of
$4,570,438. Revenue growth in 1998 was primarily due to increases in the sale of three new products introduced at the end of 1997, a low power Ethernet PC Card, a dual serial PC Card and a Data Collection PC Card for attaching bar code scanners. Revenues also increased moderately due to recurring OEM sales of serial card products to one customer that commenced in the fourth quarter of 1998 and the introduction of CompactFlash (CF+) Ethernet, serial and data collection connection products in the second half of 1998. 1998 revenues included $250,000 in contract engineering revenues, compared to $100,000 in contract engineering revenues in 1997. Revenue growth in 1998 was partially offset by reductions in the sale of standard Ethernet connection products. Revenue growth in 1997 resulted from new serial card products released at the end of 1996 as the Company expanded its serial card line to add a ruggedized serial PC card and a dual port serial PC card and, in the fourth quarter of 1997, a bar code scanner PC card for Windows CE handheld computers. Ethernet PC Card sales grew due to significant sales to an international customer for standard Ethernet PC Cards, and from new products consisting of an Ethernet/serial multifunction card released at the end of 1996 and a low-power Ethernet card for Windows CE 2.0 computers released in the fourth quarter of 1997. Revenue growth in 1997 was partially offset by lower sales of the Company's PageCard wireless messaging system, which was terminated at the end of 1997, and the termination of sales of its GPS PC card which was sold through the first half of 1996.

The Company markets its products primarily through distributors and other equipment manufacturers "OEMs". Recognition of revenue on shipments to distributors and the related cost of sales are deferred until such distributors resell the products to their customers. Recognition of revenue on shipments to customers other than distributors occurs generally at the time of shipment. Export sales constituted 34%, 49% and 40% of

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis section, and in "Business".



revenue in 1998, 1997, and 1996, respectively. The decline in export sales in 1998 reflected lower sales of standard Ethernet PC cards to one international customer in 1998 and concentration of growth in U.S. markets in 1998 for Windows CE connection products.

Gross Profit
     Gross profit for 1998 was $3,239,146, or 59% of revenue compared to $1,991,092, or 42% of revenue in 1997 and $2,074,410, or 45% of revenue in
1996. Product gross profit in 1997 was impacted by a write-off of primarily PageCard inventory of $588,572. Gross profit before the inventory write-off in 1997 was 54%. Gross profit in 1998 compared to 1997 (before 1997 inventory write-off) increased moderately due to a favorable product mix from higher margin new products and contract engineering revenues and a reduction in sales of older lower margin products. Gross profit on 1997 (before inventory write-off) increased over 1996 due to favorable product mix from a higher percentage of higher margin serial card sales, higher product gross profit margins on new products, and lower product manufacturing costs.

Research and Development
     Research and development expense in 1998 was $999,362, a decrease of 5%
from 1997 expense of $1,050,411.   The decrease reflected moderate
reductions in costs of personnel, equipment and contract engineering services. 1997 research and development expense was essentially flat with 1996 expense of $1,067,399, reflecting similar levels of staffing and research and development activities in both years. To date, the Company has not capitalized any software development costs. The Company expects to increase its research and development expense in 1999.*

Sales and Marketing
     Sales and marketing expense in 1998 was $2,009,003, a decrease of 26% over 1997 expense of $2,719,050. The decrease reflected lower 1998 staffing levels due to the discontinuation in 1997 of the PageCard selling and marketing programs including the costs of staff reductions in 1997, partially offset by increases in sales personnel and marketing activities for other products in 1998. Marketing expense in 1997 also included the
cost of a new products marketing study.   1997 sales and marketing expense
increased 2% over 1996 sales and marketing expense of $2,666,933. The moderate increase in 1997 reflected higher sales and marketing staffing levels in the first half of 1997 and higher costs associated with a marketing study for new products, offset in the second half of the year with staffing reductions net of personnel severance costs relating to discontinued selling activities for the Company's PageCard. The Company expects to increase its sales and marketing expense in 1999.*

General and Administrative
     General and administrative expense in 1998 was $1,192,452, a decrease of 26% from 1997 expense of $1,613,492. The decrease primarily reflected professional fees associated with financing and contemplated (subsequently

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis section, and in "Business".

discontinued) merger activities during 1997 and one-time severance costs for the Company's former CEO whose services terminated in April 1997. 1997 expense decreased 2% compared to 1996 expense of $1,647,335, reflected lower staffing levels in 1997 and lower occupancy costs from a move of the Company in the fourth quarter of 1996, offset by approximately $450,000 of expense increase associated with discontinued merger and financing activities charged to operations during 1997. The Company expects to increase its general and administrative expense in 1999. *

Interest Income, Interest Expense, Net
     Interest income reflects interest earned on cash balances.   Interest
expense reflects interest on convertible preferred notes issued on various dates in 1997 and converting into Series C convertible preferred stock or common stock in March and May 1998 (see Note 5 to Notes to Financial Statements), interest expense relating to bank lines (see Note 7 to Notes to Financial Statements) and equipment lease financing obligations (see
Note 8 to Notes to Financial Statements).

Income Taxes
     There was no provision for federal or state income taxes for the years ended December 31, 1998, 1997 and 1996, as the Company incurred net operating losses. As of December 31, 1998, the Company has federal and state net operating loss carryforwards of approximately $13,000,000 and $5,800,000, respectively. The Company also has federal and state tax credit carryforwards of approximately $180,000 and $150,000, respectively. The net operating losses and credit carryforwards will expire at various dates beginning in 1999 through 2018, if not utilized. The utilization of approximately $5,200,000 of the federal net operating loss included in the above amounts will be subject to a cumulative annual limitation of approximately $600,000 per year pursuant to the stock ownership change provision of the Tax Reform Act of 1986. Future changes in ownership, including stock offerings, may result in additional limitations. For financial reporting purposes, a valuation allowance of $6,702,000 has been recorded to offset deferred tax assets recognized under Financial Accounting Standards No. 109, "Accounting for Income Taxes," primarily related to net operating losses and capitalized research and development costs. See Note 14 of Notes to Financial Statements.


Preferred Stock Dividend; Accretion of Preferred Stock
     Preferred stock dividend in 1998 reflect dividends earned at 8% per annum on Series B convertible preferred stock, on Series C convertible preferred stock issued during the first and second quarters of 1998, and on Series D convertible preferred stock issued during the fourth quarter of 1998 (see Notes 4, 5 and 6 to Notes to Financial Statements).
Preferred stock dividends in 1997 reflect dividends earned at 6% per annum on Series A preferred stock issued in November 1996 and converted at the option of the holder into common stock at various dates through November

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis section, and in "Business".


1997 (see Note 3 to Notes to Financial Statements). Accretion of preferred stock in 1998 reflected a purchase price discount of 20% from market for $1.0 million of Series B Preferred Stock issued during the first quarter of 1998. Accretion of preferred stock in 1996 reflected a purchase discount of 35% from market for $1.55 million of Series A Convertible Preferred Stock issued in November 1996.

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

     The Company has evaluated its products and, with the assistance of third party specialists, its internal systems, and communicated with its key suppliers and distributors relating to the existence of Year 2000 issues that could adversely affect the supplier's ability to deliver product to the Company or the distributor's ability to deliver product to the customer. This project did not impact other information technology projects. The Company's products do not use or rely on computer date information and are therefore not affected by the Year 2000 date change. The Company has made the necessary upgrades to its internal systems to make its systems Year 2000 compliant at an approximate cost of $15,000, paid from operating funds. The Company believes that all of its internal systems are Year 2000 compliant. The Company has also communicated with its major suppliers and distributors, and is not aware of any compliance issues. The Company has not assessed its non-information technology systems to determine whether there are any Year 2000 issues. The Company believes that its most reasonably likely worst case Year 2000 scenarios would relate to problems with the systems of third parties rather than with the Company's internal systems or its products. It is clear that the Company has the least ability to assess and remedy the Year 2000 problems of third parties and the Company believes the risks are greatest with infrastructure (e.g. electricity supply, water and sewer service), telecommunications, transportation supply chains and critical suppliers of materials. The Company is of the belief that disruption of services, if any, are likely to be of limited duration (less than 30 days), and that inventory balances of the Company's products in its distribution channels should be sufficient to cover any limited duration interruptions. * In addition, should such disruptions affect a supplier or a distributor for a longer time period, the Company believes that it has or can develop alternative sources of supply and alternative distribution channels, ship its product directly from its suppliers or directly to its customers, or employ other contingency steps to minimize any disruption affecting its business, results of operations, or financial condition.*

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis section, and in "Business".


Quarterly Results of Operations

     The following table sets forth summary quarterly statements of operations for each of the quarters in 1998 and 1997. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in the Company's opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                        Quarter Ended
                              ---------------------------------------
                              March 31,  June 30, Sept. 30,  Dec. 31,
                                1998      1998      1998      1998
                              --------- --------- --------- ---------
                                        (IN THOUSANDS)
SUMMARY QUARTERLY DATA:
Revenue.......................  $1,176    $1,486    $1,368    $1,448
Cost of revenue...............     520       564       537       618
                              --------- --------- --------- ---------
Gross profit..................     656       922       831       830

OPERATING EXPENSES:
  Research and development....     252       254       248       245
  Sales and marketing.........     457       501       500       551
  General and administrative..     299       290       251       353
                              --------- --------- --------- ---------
Total operating expenses......   1,008     1,045       999     1,149
Interest expense, net.........     (63)      (14)      (19)      (10)
                              --------- --------- --------- ---------
Net loss......................    (415)     (137)     (187)     (329)
Preferred stock dividends.....     (14)      (67)      (64)      (76)
Accretion, preferred stock
  issue.......................    (250)      --        --        --
                              --------- --------- --------- ---------
Net loss applicable to
  common stockholders.........   ($679)    ($204)    ($251)    ($405)
                              ========= ========= ========= =========













                                        Quarter Ended
                              ---------------------------------------
                              March 31,  June 30, Sept. 30,  Dec. 31,
                                1997      1997      1997      1997
                              --------- --------- --------- ---------
                                        (IN THOUSANDS)
SUMMARY QUARTERLY DATA:
Revenue.......................  $1,071    $1,123    $1,350    $1,235
Cost of revenue...............     540       546       681     1,021
                              --------- --------- --------- ---------
Gross profit..................     531       577       669       214

OPERATING EXPENSES:
  Research and development....     272       273       260       245
  Sales and marketing.........     757       796       652       514
  General and administrative..     329       537       495       253
                              --------- --------- --------- ---------
Total operating expenses......   1,358     1,606     1,407     1,012
Interest expense, net.........     (25)      (36)      (46)      (56)
                              --------- --------- --------- ---------
Net loss......................    (852)   (1,065)     (784)     (854)
Preferred stock dividends.....     (31)       (8)       (5)       (1)
                              --------- --------- --------- ---------
Net loss applicable to
  common stockholders.........   ($883)  ($1,073)    ($789)    ($855)
                              ========= ========= ========= =========


     The Company's gross profit for the quarter ended December 31, 1997 reflected a write-off of the Company's POCSAG PageCard inventories in the amount of approximately $500,000 due to low demand and the development, commencing in 1998, of wireless receivers that utilize the higher speed FLEX protocols.

     The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. The Company generally ships orders as received and as a result typically has little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, the Company has often recognized a substantial portion of its revenues in the last month of the quarter, often in the last week. Operating results may also fluctuate due to factors such as the demand for the Company's products, the size and timing of customer orders, the introduction of new products and product enhancements by the Company or its competitors, changes in the proportion of revenues attributable to contract engineering, product mix, timing of software enhancements, changes in the level of operating expenses, and competitive conditions in the industry. Because the Company's staffing and other operating expenses are based on anticipated revenue, a substantial portion of which is not typically generated until the end of each quarter, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter.

Liquidity and Capital Resources

     Net cash used for operating activities was $1,516,349 in 1998, resulting primarily from the net loss, increases in inventories and decreases in accounts payable and accrued expenses. Net cash used for operating activities was $2,173,687 in 1997, resulting primarily from the net loss, partially offset by increases in accounts payable and accrued liabilities. Net cash used for operating activities was $3,050,835 in 1996, resulting primarily from the net loss.

     Net cash used for investing activities was $96,714 in 1998, $183,178 in 1997 and $296,048 in 1996, used for the purchase of furniture, computing, test and manufacturing equipment.

     Net cash provided by financing activities was $2,307,320 in 1998, resulting primarily from the net proceeds from sale of Series B and Series D convertible preferred stock (see Notes 4 and 6 to Notes to Financial Statements). Net cash provided by financing activities was $2,015,421 in 1997, resulting primarily from proceeds from the issuance of subordinated convertible notes of $1,950,000 (see Note 5 to Notes to Financial Statements) and an increase in borrowings under the bank line of credit (see Note 7 to Notes to Financial Statements), partially offset by payments of capital and equipment financing notes leases (see Note 8 to Notes to Financial Statements) and payment of dividends to Series A preferred stockholders (see Note 3 to Notes to Financial Statements). Net cash provided by financing activities was $1,558,572 in 1996, primarily reflected the sale of Series A Convertible Preferred Stock, increases in borrowings under a revolving credit line with a bank and proceeds from the leasing of certain furniture and equipment, partially offset by payments of capital leases and equipment financing notes.

     In 1998, the Company completed two transactions not requiring the use of cash. Convertible notes payable and related accrued interest at the end of December 1997 were converted into Series C Convertible Preferred Stock or into Common Stock at the option of the holder. In addition, preferred stock dividends paid for Series B and Series D preferred stock were paid in common stock.

Future Capital Needs; Independent Auditors' Report Contained Explanatory Paragraph Regarding Going Concern.
     The Company has incurred significant quarterly and annual operating losses in every fiscal period since its inception, and the Company may continue to incur quarterly operating losses at least through the first half of 1999 and possibly longer.* The Company's ability to achieve profitability will be highly dependent upon: increased market acceptance of the Company's serial communications, Ethernet connectivity, mobile data collection and paging products including recently introduced products; growth and acceptance of handheld computers and devices using the Windows CE operating system; the ability to raise capital to fund the Company's

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis section, and in "Business".

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

     In addition, as of December 31, 1998, the Company had stockholders' equity of $295,977 and working capital of $1,286. The Company's capital balances were improved during 1998 by two equity financings totaling $2.4 million net of costs and expenses, and by the conversion into equity of $2.1 million of convertible subordinated debt plus accrued interest. The
Company will require additional funding in 1999 to fund its operations and to strengthen its working capital balances, which the Company intends to accomplish through the issuance of additional equity securities, through increased borrowings on the Company's bank line as the levels of receivables permit, and through development funding from development partners.* The Report of Independent Auditors on the Company's financial statements for the year ended December 31, 1998 included in Form 10-KSB contains an explanatory paragraph regarding the Company's need for additional financing and indicated substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that such capital will be available on acceptable terms, if at all, and such terms may be dilutive to existing stockholders. The Company's inability to secure the necessary funding would significantly impair the ability of the Company to carry out its strategy of increasing its sales and marketing and research and development efforts and otherwise would have a material adverse affect on the Company's financial condition and results of operations (see "Risk Factors - The trading market for our common stock is illiquid.".

Risk Factors
We need to raise additional capital to fund our operations. Our independent auditors included an explanatory paragraph in their report expressing doubt about our ability to continue as a going concern.

     As of December 31, 1998, we had cash and cash equivalents of $971,157 and continue to utilize our receivables-based bank credit lines to finance our operations. As of December 31, 1998, we had stockholders' equity of $295,977 and working capital of $1,286. Our capital balances were improved during 1998 by two equity financings totaling $2.4 million net of costs and expenses, and by the conversion into equity of $2.1 million of convertible subordinated debt plus accrued interest. We believe our existing capital resources will be sufficient to satisfy our working capital requirements through at least the first half of 1999. * The Report of Independent Auditors on our financial statements for the year ended December 31, 1998 contains an explanatory paragraph regarding our need for additional financing and indicating substantial doubt about our ability to continue as a going concern. We intend to raise additional capital to

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis section, and in "Business".

fund our working capital requirements in 1999 and beyond. We may not be able to raise additional capital on acceptable terms, if at all. If we do, the additional capital may be on terms that are dilutive to existing stockholders. Our inability to secure any necessary funding would significantly impair our ability to operate and would adversely affect our financial condition.

The trading market for our Common Stock is illiquid, and we may be delisted from the Pacific Exchange

     Our Common Stock trades on the OTC Bulletin Board. Our Common Stock is also quoted on the Pacific Exchange. The continued listing criteria of the Pacific Exchange requires us to have:

     (i) at least 300,000 publicly held shares of Common Stock with a market value of at least $500,000,

     (ii)   at least 250 public beneficial holders of our Common Stock,

     (iii) total net tangible assets (the same as stockholders' equity for Socket) of at least $500,000 or net worth of at least $2,000,000, and

     (iv)   a share bid price of at least $1.00 per share of Common
            Stock.

     We have not been in compliance with the net tangible asset requirements of the Pacific Exchange since December 31, 1996, nor, except for brief periods of time, with the share bid price requirements of the Pacific Exchange. Therefore, we have been subject to possible delisting procedures since December 31, 1996. In January 1999, the Pacific Exchange granted us a further extension of time to come into compliance with the continued listing criteria and advised us that it would next review our qualification for continued listing in April 1999. As of December 31, 1998, stockholders' equity was $295,977. We will need to further increase our stockholders' equity from $295,977 to $500,000, by raising additional equity capital or through profitability, in order to comply with the Pacific Exchange's minimum listing criteria, and we may not be successful in doing so. In that case, the Pacific Exchange may decide to initiate delisting proceedings against us.

     If our Common Stock becomes delisted from the Pacific Exchange, trading in our stock will become subject to the Commission's "penny stock" rules, which will make it more difficult for our stockholders to dispose of our stock. The "penny stock" rules under the Securities Exchange Act of 1934, as amended, generally impose additional sales practices and market making requirements on broker-dealers who sell and/or make a market in such securities. For transactions covered by the penny stock rules, a broker-dealer must make special suitability determinations for purchasers and must have received the purchasers' written consent to the transactions prior to sale. In addition, for any transaction involving a penny stock, unless exempt, the rules require delivery prior to any transaction in a penny stock of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, our delisting from the Pacific Exchange and our becoming subject to the rules on penny stocks would affect the ability or willingness of broker-dealers to sell and/or make a market in our securities and therefore would severely adversely affect the market liquidity for our securities.

Shares eligible for future sale may adversely affect the market price for our common stock

     As of December 31, 1998, there were 1,918,508 shares of Common Stock issuable upon the exercise of options under our 1995 and 1993 Stock Plans, as amended, and 4,055,135 shares of our Common Stock issuable upon exercise of warrants. Certain of these warrants include dilution adjustments whenever we issue Common Stock or securities converting into Common Stock at prices below $6.00 per share. In addition, 3,006,500 shares are issuable upon the conversion of Series B Convertible Preferred Stock, an aggregate of 3,049,106 shares of Common Stock are issuable upon conversion of Series C Convertible Preferred Stock and accrued dividends at December 31, 1998, plus additional shares will accrue for dividends through the date of conversion, and 1,742,920 shares are issuable upon the conversion of Series D Preferred Stock (See Notes 4, 5 and 6 to Notes to
Financial Statements).   All of the Common Stock underlying the Series B
and Series C Convertible Preferred Stock, the Common Stock dividends on that Preferred Stock, and certain other shares of Common Stock have been registered on a Form S-3 registration statement. Accordingly, that Common Stock may be sold into the market under that registration statement without restriction or the volume limitations of Rule 144 under the Securities Act of 1933, as amended. The sale of these common shares in the market, and the appearance that such shares are available for sale, has in the past and could in the future adversely affect the market price of our Common Stock and could make it more difficult to sell equity securities in the future.

     We intend to issue additional equity securities in 1999 in order to increase our working capital and to achieve compliance with the net tangible asset requirements of the Pacific Exchange. * To the extent we do so, existing stockholders may experience substantial dilution, particularly if the terms of such issuance include discounts to market prices or the issuance of warrants, as we did in connection with the issuance of $1,500,000 of Series B Convertible Preferred Stock and the issuance of $1,000,000 of Series D Convertible Preferred Stock. In addition, the holders of Series D Convertible Preferred Stock have registration rights and may request us to register at any time the common shares that will be issued upon conversion. In addition, the holders of Series D Convertible Preferred Stock also hold warrants to purchase 640,972 shares of Common Stock, and have registration rights under which we will register the common shares issued upon the exercise of warrants. Registered shares are immediately eligible to be sold in the public market without restriction under Rule 144 under the Securities Act of 1933, which, given the relatively low trading volumes for our Common Stock, would likely have a significant depressant effect on the per share market price of our Common Stock.

We have a history of operating losses and we cannot assure you that we will ever achieve profitability

     We were incorporated in March 1992 and we have incurred significant operating losses in every fiscal period since inception. Although we have reduced our operating losses during 1998, we are likely to continue to incur quarterly operating losses at least through the first half of 1999 and possibly longer.* Profitability, if any, will depend upon:

     (i)   increased market acceptance of products,

     (ii) our ability to obtain additional capital to fund our working capital requirements,

     (iii) market acceptance of mobile computers that use Microsoft's Windows CE operating system,

     (iv)  the continuation of our development contract with Motorola,

     (v) the expansion of development and OEM customer relationships to increase development and product sales revenues,

     (vi) the development of successful new products for new and existing markets,

     (vii) our ability to increase gross margins through higher sales volumes and contract manufacturing efficiencies,

     (viii)our ability to expand our distribution capability,

     (ix)  our ability to perform on development contracts, and

     (x)   our ability manage our operating expenses.

There can be no assurance that we will meet any of these objectives or ever achieve profitability.

We are highly dependent on the market for mobile computers, particularly those that use the Windows CE operating system

     Substantially all of our products are designed for use in mobile computers, including notebooks, handheld PCs and, beginning in the second half of 1998, Palm-size PCs and H/PC Professionals (Windows-CE based mini notebooks). We expect to continue to derive a significant portion of revenues from the sale of our products for use in mobile computers, particularly those that use the Windows CE operating system. The market for mobile computers is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition, resulting in short product life cycles and regular reductions of average selling prices over the life of a specific product. Although the market for mobile computers has grown substantially in recent years, and certain industry analysts including International Data Corporation expect the market to continue to grow, we can give you no assurance that such growth will in fact continue at the rates predicted by such industry analyst or at all. A reduction in sales of mobile computers or a reduction in the growth rate of such sales, would likely reduce demand for our products. In addition, our ability to compete successfully will depend on our ability to identify and ensure compliance with evolving industry standards. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers, including Microsoft and Motorola. We could be required, as a result, to invest significant time and resources to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we would miss opportunities to have our products specified as standards for new hardware components designed by mobile computer manufacturers and OEMs. The failure to achieve any such design win would result in the loss of any potential sales volume that could be generated by such newly designed hardware component.

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

The market for our products changes rapidly, and our success depends upon our ability to develop new and enhanced products

     The market for our products is characterized by rapidly changing technology, evolving industry standards and short product life cycles. Accordingly, our success will depend on a number of factors, including:

     (i) our ability to identify emerging standards in the field of mobile computing products,

    (ii) our ability to enhance our products by adding additional features to differentiate our products from those of our competitors, and

    (iii) our ability to maintain superior or competitive performance in our products and bring products to market quickly.

Given the emerging nature of the mobile computing products market, we can give you no assurance that our products or technology will not be rendered obsolete by alternative technologies. Further, short product life cycles expose our products to the risk of obsolescence and require frequent new product introductions. If we do develop or obtain access to advanced mobile communications technologies as they become available, or if we do not develop and introduce competitive new products on a timely basis, our future operating results will be adversely affected.

Our products may contain undetected flaws and defects

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

Our quarterly operating results may fluctuate in future periods and our future results are difficult to predict because we have little order backlog

     We have experienced significant quarterly fluctuations in operating results and we anticipate such fluctuations in the future. We generally ship orders as received and as a result typically have little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, we have often recognized a substantial portion of our revenues in the last month of the quarter.
This subjects us to the risk that even modest delays in orders adversely affect our quarterly operating results. Our operating results may also fluctuate due to factors such as:

     (i)      the demand for our products,

     (ii)     the size and timing of customer orders,

     (iii) unanticipated delays or problems in the introduction of our new products and product enhancements,

     (iv) the introduction of new products and product enhancements by our competitors,

     (v) changes in the proportion of revenues attributable to royalties and engineering development services,

     (vi)     product mix,

     (vii)    timing of software enhancements,

     (viii)   changes in the level of operating expenses, and

     (ix) competitive conditions in the industry including competitive pressures resulting in lower average selling prices.

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

We depend on alliances and other business relationships with a small number of third parties

     Our strategy is to establish strategic alliances and business relationships with leading participants in various segments of the communications and mobile computer markets. * In accordance with this strategy, we have entered into alliances or relationships with Bell Mobility, Compaq Computer Corporation, Microsoft, Motorola, Symbol Technologies and Welch Allyn. Our success will depend not only on our continued relationships with these parties, but also on our ability to enter into additional strategic arrangements with new partners on commercially reasonable terms. We believe that, in particular, relationships with application software developers are important in creating commercial uses for our products. Any future relationships may require us to share control over our development, manufacturing and marketing programs or to relinquish rights to certain versions of our technology. Also, our strategic partners may revoke their commitment to our products or services at any time in the future, or may develop their own competitive products or services. Also, the hardware or software of such companies that is integrated into our products may contain defects or errors. Accordingly, there can be no assurance that our strategic relationships will result in sustained business alliances, successful product or service offerings or the generation of significant revenues for us. Failure of one or more of such alliances could result in delay or termination of product development projects, reduction in market penetration, decreased ability to win new customers or loss of confidence by current or potential customers.

     As part of our strategy, we believe that we have developed a close working relationship with Microsoft to design products for use with the handheld PCs and other products that use Microsoft's Windows CE operating system. Beginning in 1997, we have increasingly devoted significant research and development resources to design activities for Windows CE based products, diverting financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft is obligated to continue the collaboration or to support resulting products. Consequently, Microsoft may terminate its collaborations with us for a variety of reasons including our failure to meet agreed-upon standards or for reasons beyond our control, including changing market conditions, increased competition, discontinued product lines and product obsolescence. Although we believe that our recent agreements with Motorola to develop software for a FLEX receiver module for use with the Windows CE Palm-size PC, and with Symbol Technologies to develop laser scanning handheld products for use with Windows CE handheld and notebook computers will enhance our collaboration

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis section, and in "Business".


with Microsoft, there can be no assurance that Microsoft will not in the future discontinue collaborating with us on the design of our products. This would result in our having expended significant research and development resources without benefit and having lost potential revenues from the development and sale of alternative products.

We depend on key employees and we need to hire additional sales and marketing and product development personnel

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

We depend on distributors, resellers and OEMs to sell our products

     We sell our products primarily through distributors, resellers and other equipment manufacturers ("OEMs'). To date we have not achieved significant OEM sales and there can be no assurance that we will achieve significant sales through this channel. Our largest distributors, Ingram Micro and Tech Data in the U.S. and PPCP in the U.K., accounted for approximately 29%, 11%, and 10% respectively, of our revenue in 1998. Our agreements with OEMs, distributors and resellers, in large part, are nonexclusive and may be terminated on short notice by either party without cause. Our OEMs, distributors and resellers are not within our control, are not obligated to purchase products from us and may represent other lines of products. A reduction in sales effort or discontinuance of sales of our products by our OEMs, distributors and resellers could lead to reduced sales. Use of distributors also entails the risk that distributors will build up inventories in anticipation of a growth in sales. If such growth does not occur as anticipated, these distributors may substantially decrease the amount of product ordered in subsequent quarters. Such fluctuations could contribute to significant variations in our future operating results. The loss or ineffectiveness of any of our major distributors could adversely affect our operating results.

     We allow our distributors to return a portion of our inventory to us for full credit against other purchases. In addition, in the event we reduce our prices, we credit our distributors for the difference between the purchase price of products remaining in their inventory and our reduced price for such products. Actual returns and price protection may adversely affect future operating results, particularly since we seek to continually introduce new and enhanced products and are likely to face increasing price competition. *

A significant portion of our revenues are derived from export sales

     Export sales (sales to customers outside the United States) accounted for approximately 34% of our revenue in 1998. Accordingly, our operating results are subject to the risks inherent in export sales, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in managing foreign operations, the burdens of complying with a variety of foreign laws, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences and political and economic instability. In addition, our export sales are currently denominated predominately in United States dollars. Accordingly, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and therefore potentially less competitive in foreign markets.


























--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis section, and in "Business".

Item 7. Financial Statements

            REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Socket Communications, Inc.


     We have audited the accompanying balance sheets of Socket Communications, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 13(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Socket Communications, Inc. at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying financial statements have been prepared assuming Socket Communications, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring operating losses and stockholders' equity and working capital balances raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/   ERNST & YOUNG LLP

San Jose, California
February 18, 1999

                          SOCKET COMMUNICATIONS, INC.

                                 BALANCE SHEETS

                                                           December 31,
                                                      --------------------------
                                                          1998          1997
                                                      ------------  ------------
                            ASSETS
Current assets:
  Cash and cash equivalents..........................    $971,157      $276,900
  Accounts receivable, net of allowance for doubtful
    accounts of $42,265 in 1998 and $44,691 in 1997..     874,895       855,925
  Accounts receivable from related party.............        --          43,371
  Inventories........................................     479,578       195,127
  Prepaid expenses...................................      41,764         9,048
                                                      ------------  ------------
    Total current assets.............................   2,367,394     1,380,371
                                                      ------------  ------------
Property and equipment:
  Machinery and office equipment.....................     595,419       600,851
  Computer equipment.................................     480,725       530,239
                                                      ------------  ------------
                                                        1,076,144     1,131,090
  Accumulated depreciation...........................    (850,056)     (807,502)
                                                      ------------  ------------
                                                          226,088       323,588
Other assets.........................................      68,603        66,305
                                                      ------------  ------------
    Total assets.....................................  $2,662,085    $1,770,264
                                                      ============  ============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Bank line of credit................................    $520,727      $523,941
  Convertible subordinated notes.....................        --       1,950,000
  Accounts payable...................................   1,140,445     1,581,008
  Accounts payable to related parties................        --          66,966
  Accrued expenses...................................     221,783       314,380
  Accrued payroll and related expenses...............     201,952       277,553
  Deferred revenue...................................     240,118       178,625
  Current portion of capital leases and equipment
     financing notes.................................      41,083        61,804
                                                      ------------  ------------
    Total current liabilities........................   2,366,108     4,954,277
Long-term portion of capital leases and equipment
     financing notes.................................        --          40,931
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $0.001 par value;
      Authorized shares -- 3,000,000
    Series B Convertible Preferred Stock:
       Designated shares - 37,500; Issued and
       outstanding shares -- 30,065 at December 31,
       1998 and none at December 31, 1997; Aggregate
       liquidation preference -- $1,530,000 at
       December 31, 1998.............................   1,565,976          --
    Series C Convertible Preferred Stock:
       Designated shares - 175,000; Issued and
       outstanding shares -- 163,468 at December 31,
       1998 and none at December 31, 1997; Aggregate
       liquidation preference -- $1,824,320 at
       December 31, 1998.............................   1,714,043          --
    Series D Convertible Preferred Stock:
       Designated shares - 175,000; Issued and
       outstanding shares -- 174,292 at December 31,
       1998 and none at December 31, 1997; Aggregate
       liquidation preference -- $1,010,543 at
       December 31, 1998.............................     769,887          --
  Common stock, $0.001 par value:
    Authorized shares -- 15,000,000
    Issued and outstanding shares -- 7,365,914
       in 1998 and 6,501,275 in 1997.................       7,366         6,501
  Additional paid-in capital.........................  14,217,366    13,208,038
  Accumulated deficit................................ (17,978,661)  (16,439,483)
                                                      ------------  ------------
    Total stockholders' equity (deficit).............     295,977    (3,224,944)
                                                      ------------  ------------
     Total liabilities and stockholders' equity
        (deficit)....................................  $2,662,085    $1,770,264
                                                      ============  ============

                            See accompanying notes.

                          SOCKET COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS

                                                 Years Ended December 31,
                                         --------------------------------------
                                             1998         1997         1996
                                         ------------ ------------ ------------
Revenues................................  $5,477,804   $4,779,200   $4,570,438
Cost of revenue.........................   2,238,658    2,788,108    2,496,028
                                         ------------ ------------ ------------
Gross profit............................   3,239,146    1,991,092    2,074,410
                                         ------------ ------------ ------------
Operating expenses:
  Research and development..............     999,362    1,050,411    1,067,399
  Sales and marketing...................   2,009,003    2,719,050    2,666,933
  General and administrative............   1,192,452    1,613,492    1,647,335
                                         ------------ ------------ ------------
    Total operating expenses............   4,200,817    5,382,953    5,381,667
                                         ------------ ------------ ------------
Operating loss..........................    (961,671)  (3,391,861)  (3,307,257)
Interest income.........................           4        2,544       29,496
Interest expense........................    (105,872)    (165,472)     (50,609)
                                         ------------ ------------ ------------
Net loss................................  (1,067,539)  (3,554,789)  (3,328,370)


Preferred stock dividend................    (221,639)     (45,465)        --
Accretion of preferred stock............    (250,000)        --       (542,500)
                                         ------------ ------------ ------------
Net loss applicable to common
  stockholders.......................... ($1,539,178) ($3,600,254) ($3,870,870)
                                         ============ ============ ============
Basic and diluted net loss per share
  applicable to common stockholders.....      ($0.22)      ($0.70)      ($1.28)
                                         ============ ============ ============

Weighted average shares outstanding.....   7,103,395    5,148,729    3,015,263
                                         ============ ============ ============

                            See accompanying notes.

                          SOCKET COMMUNICATIONS, INC.

                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                      Series A             Series B            Series C             Series D
                                    Convertible          Convertible         Convertible          Convertible
                                  Preferred Stock      Preferred Stock     Preferred Stock      Preferred Stock
                                -------------------- ------------------- -------------------- -------------------
                                 Shares    Amount    Shares    Amount     Shares    Amount     Shares    Amount
                                -------- ----------- ------- ----------- -------- ----------- --------- ---------


Balance at December 31, 1995...     --      $  --       --      $  --       --       $  --       --        $  --
Issuance of Series A
  Convertible Preferred Stock..  15,500   1,251,313     --         --       --          --       --           --
Exercise of Common Stock
  Options......................     --         --       --         --       --          --       --           --
Accretion of Preferred Stock...     --      542,500     --         --       --          --       --           --
Net Loss.......................     --         --       --         --       --          --       --           --
                                -------- ----------- ------- ----------- -------- ----------- --------- ---------
Balance at December 31, 1996...  15,500   1,793,813     --         --       --          --       --           --
Conversion of Series A
  Convertible Preferred Stock
  to common stock.............. (15,500) (1,793,813)    --         --       --          --       --           --
Dividends on Series A
  Convertible Preferred Stock..     --         --       --         --       --          --       --           --
Exercise of Common Stock
  Options......................     --         --       --         --       --          --       --           --
Net Loss.......................     --         --       --         --       --          --       --           --
                                -------- ----------- ------- ----------- -------- ----------- --------- ---------
Balance at December 31, 1997...     --         --       --         --       --          --       --           --
Issuance of Series B
  Convertible Preferred Stock..     --         --    30,065   1,565,976     --          --       --           --
Conversion of Subordinated
  Convertible Notes and
  Accrued Interest to Series C
  Convertible Preferred Stock
  and Common Stock.............     --         --       --         --    163,468   1,714,043     --           --
Issuance of Series D
  Convertible Preferred Stock..     --         --       --         --       --          --     174,292   769,887
Accretion of Preferred Stock        --         --       --         --       --          --       --           --
Dividends on Convertible
  Preferred Stock..............     --         --       --         --       --          --       --           --
Dividends Paid/Payable in
  Common Stock.................     --         --       --         --       --          --       --           --
Issuance of Common Stock
  Warrants in Connection with
  Preferred Stock Issuances....     --         --       --         --       --          --       --           --
Charge for Compensatory Stock
  Option.......................     --         --       --         --       --          --       --           --
Net loss.......................     --         --       --         --       --          --       --           --
                                -------- ----------- ------- ----------- -------- ----------- --------- ---------


Balance at December 31, 1998...     --      $  --    30,065  $1,565,976  163,468  $1,714,043   174,292  $769,887
                                ======== =========== ======= =========== ======== =========== ========= =========

                          SOCKET COMMUNICATIONS, INC.

                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                  Total
                                    Common Stock    Additional                Stockholders'
                                ------------------   Paid-in     Accumulated     Equity
                                  Shares   Amount    Capital       Deficit      (Deficit)
                                ---------- ------- ------------ ------------- -------------


Balance at December 31, 1995... 2,990,870  $2,991  $11,393,663   ($8,968,359)   $2,428,295
Issuance of Series A
  Convertible Preferred Stock..       --      --          --            --       1,251,313
Exercise of Common Stock
  Options......................    38,106      38       20,257          --          20,295
Accretion of Preferred Stock...       --      --          --        (542,500)         --
Net Loss.......................       --      --          --      (3,328,370)   (3,328,370)
                                ---------- ------- ------------ ------------- -------------
Balance at December 31, 1996... 3,028,976   3,029   11,413,920   (12,839,229)      371,533
Conversion of Series A
  Convertible Preferred Stock
  to common stock.............. 3,466,649   3,466    1,790,347          --            --
Dividends on Series A
  Convertible Preferred Stock..       --      --          --         (45,465)      (45,465)
Exercise of Common Stock
  Options......................     5,650       6        3,771          --           3,777
Net Loss.......................       --      --          --      (3,554,789)   (3,554,789)
                                ---------- ------- ------------ ------------- -------------
Balance at December 31, 1997... 6,501,275   6,501   13,208,038   (16,439,483)   (3,224,944)
Issuance of Series B
  Convertible Preferred Stock..       --      --          --            --       1,565,976
Conversion of Subordinated
  Convertible Notes and
  Accrued Interest to Series C
  Convertible Preferred Stock
  and Common Stock.............   756,338     757      379,949          --       2,094,749
Issuance of Series D
  Convertible Preferred Stock..       --      --          --            --         769,887
Accretion of Preferred Stock          --      --          --        (250,000)     (250,000)
Dividends on Convertible
  Preferred Stock..............       --      --          --        (221,639)     (221,639)
Dividends Paid/Payable in
  Common Stock.................   108,301     108      216,922          --         217,030
Issuance of Common Stock
  Warrants in Connection with
  Preferred Stock Issuances....       --      --       303,396          --         303,396
Charge for Compensatory Stock
  Option.......................       --      --       109,061          --         109,061
Net loss.......................       --      --          --      (1,067,539)   (1,067,539)
                                ---------- ------- ------------ ------------- -------------


Balance at December 31, 1998... 7,365,914  $7,366  $14,217,366  ($17,978,661)     $295,977
                                ========== ======= ============ ============= =============

                            See accompanying notes.

                          SOCKET COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                             Year Ended December 31,
                                         --------------------------------------
                                             1998         1997         1996
                                         ------------ ------------ ------------
OPERATING ACTIVITIES
  Net loss.............................. ($1,067,539) ($3,554,789) ($3,328,370)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Depreciation........................     135,067      108,280       79,095
    Amortization........................      59,147      163,835      150,634
    Loss on disposal of property and
      equipment.........................        --           --          7,173
    Compensatory stock option grant.....     109,061         --           --
  Changes in operating assets and
    liabilities:
    Accounts receivable.................     (18,970)     (22,666)      67,458
    Accounts receivable from related
       party............................      43,371      (43,371)        --
    Inventories.........................    (284,451)     543,681     (228,477)
    Prepaid expenses....................     (32,716)      11,475       11,357
    Other assets........................      (2,298)     (18,070)      24,201
    Accounts payable....................    (283,350)     503,611       99,579
    Accounts payable to related
       parties..........................     (66,966)      48,312      (25,109)
    Accrued expenses....................     (92,597)      99,371       92,004
    Accrued payroll and related
       expenses.........................     (75,601)      46,795     (127,013)
    Deferred revenue....................      61,493      (60,151)     126,633
                                         ------------ ------------ ------------
      Net cash used in operating
       activities.......................  (1,516,349)  (2,173,687)  (3,050,835)

INVESTING ACTIVITIES
  Purchase of equipment.................     (96,714)    (183,178)    (296,048)
                                         ------------ ------------ ------------
      Net cash used in investing
       activities.......................     (96,714)    (183,178)    (296,048)

FINANCING ACTIVITIES
  Payments on capital leases and
    equipment financing notes...........     (61,652)    (109,236)    (121,640)
  Proceeds from equipment financing.....        --           --         85,861
  Net advances(repayments) on
    revolving line of credit............      (3,214)     201,198      322,743
  Proceeds from issuance of
    convertible subordinated notes......        --      1,950,000         --
  Preferred stock dividends paid........     (17,073)     (30,318)        --
  Stock options exercised...............        --          3,777       20,295
  Net proceeds from sale of
    preferred stock and warrants........   2,389,259         --      1,251,313
                                         ------------ ------------ ------------
      Net cash provided by financing
       activities.......................   2,307,320    2,015,421    1,558,572
                                         ------------ ------------ ------------
Net increase (decrease) in cash and
  cash equivalents......................     694,257     (341,444)  (1,788,311)
Cash and cash equivalents at
  beginning of year.....................     276,900      618,344    2,406,655
                                         ------------ ------------ ------------
Cash and cash equivalents at end
  of year...............................    $971,157     $276,900     $618,344
                                         ============ ============ ============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest..................     $54,734      $63,061      $50,609
Dividends paid/payable in cash..........      $4,609      $15,147      $  --
Dividends paid in common stock..........    $217,030      $  --        $  --
Notes payable and accrued interest
  converted to preferred stock..........  $1,714,043      $  --        $  --
Notes payable and accrued interest
  converted to common stock.............    $380,706      $  --        $  --
Conversion of preferred stock to
  common stock..........................     $  --     $1,793,813      $  --
Accretion of preferred stock............    $250,000      $  --       $542,500
Warrants issued in conjunction
  with preferred stock financing........    $303,396      $  --        $  --

                            See accompanying notes.

                        SOCKET COMMUNICATIONS, INC.
                      NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Organization and Basis of Presentation

     Socket Communications, Inc. ("Socket" or the "Company") develops and sells connection solutions for handheld computers that use the Windows CE operating system from Microsoft Corporation ("Microsoft") and for mobile computers that use Microsoft's Windows 9x and NT operating systems. These connection solutions include a family of low power PC Card adapters for serial communications, Ethernet connectivity, mobile data collection, and wireless communications. Socket also developed during 1998, and is further developing during 1999, its family of PC cards in a CompactFlash form factor for use with smaller handheld computers such as the Windows CE Palm-size PC and other small devices. The Company's family of serial, Ethernet and data collection plug-in card products are its principal sources of revenues. The Company is incorporated in the state of Delaware.

Basis of Presentation
     The financial statements have been prepared on a going concern basis. As of December 31, 1998, the Company had working capital of $1,286 and an accumulated deficit of $17,978,661, used cash in operating activities of $1,516,349 in 1998, and had recurring losses. The Company will require additional funding in 1999 to finance and strengthen its working capital balances, which the Company intends to accomplish through the issuance of additional equity securities, through increased borrowings on the Company's bank line as the levels of receivables permit, and through development funding from development partners. The Report of Independent Auditors on the Company's financial statements for the year ended December 31, 1998 included in Form 10-KSB contains an explanatory paragraph regarding the Company's need for additional financing and indicated substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that such capital will be available on acceptable terms, if at all, and such terms may be dilutive to existing stockholders. The Company's inability to secure the necessary funding would have a material adverse affect on the Company's financial condition and results of operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 - Summary of Significant Accounting Policies
Cash Equivalents
     The Company considers all highly liquid investments purchased with a maturity date of three months or less at date of purchase to be cash equivalents as of December 31, 1998 and 1997. All of the Company's cash and cash equivalents consisted of monies held in demand deposits.

Inventories
     Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

                                               December 31,
                                          -------------------------
                                              1998         1997
                                          ------------ ------------
 Raw materials and sub-assemblies.......     $454,836     $179,267
 Finished goods.........................       24,742       15,860
                                          ------------ ------------
                                             $479,578     $195,127
                                          ============ ============

Property and Equipment
     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method, over the estimated useful lives of the assets which range from one to five years. Assets under capital leases are amortized over the shorter of the asset life or the remaining lease term.

Concentration of Credit Risk
     The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments include cash equivalents and accounts receivable. The Company invests its cash in cash demand deposits. The Company places its investments with high-credit-quality financial institutions and limits the credit exposure to any one financial institution or instrument. To date, the Company has not experienced losses on these investments. The Company sells primarily to distributors and original equipment manufacturers. The Company performs ongoing credit evaluations of its customers' financial condition but generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management's expectations.

Revenue Recognition
     Product revenue to customers other than distributors is recognized at the time of shipment. Revenue on shipments to distributors, which are subject to certain rights of return and price protection, is deferred until the merchandise is sold by the distributors. Contract engineering revenue is recognized as earned based on contract milestones.

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

Advertising Expense
     The cost of advertising is expensed as incurred. The Company incurred $373,054, $343,910, and $370,945 in advertising costs during 1998, 1997, and 1996 respectively.

Net Loss Per Share
     The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share".

     The following table sets forth the computation of basic net loss per share (amounts in thousands except per share):

                                                 Years Ended December 31,
                                         --------------------------------------
                                             1998         1997         1996
                                         ------------ ------------ ------------
Numerator for basic:
  Net loss..............................     ($1,067)     ($3,555)     ($3,328)
  Preferred stock dividends.............        (222)         (45)        --
  Accretion of preferred stock..........        (250)        --           (543)
                                         ------------ ------------ ------------
Net loss applicable to common
  stockholders..........................     ($1,539)     ($3,600)     ($3,871)
                                         ============ ============ ============

Denominator:
  Weighted average common shares
    outstanding used in computing
    basic net loss per share............       7,103        5,149        3,015
                                         ============ ============ ============

Basic and diluted net loss per share
  applicable to common stockholders.....      ($0.22)      ($0.70)      ($1.28)
                                         ============ ============ ============

     The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses since inception and thus no potential common shares from stock options, convertible preferred stock or convertible notes have been included in the net loss per share calculation.

Comprehensive Earnings
     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Statement No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. As the Company has no components of other comprehensive earnings, there are no disclosure requirements involved in the Company's adoption of this Statement.

Impact of New Accounting Pronouncements
     In June 1998, the Financial Accounting Standards Board issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

Segment Information
     The Company adopted Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," in fiscal 1998. Statement No.
131 supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," and establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance. The Company operates in one segment, connection solutions for mobile computers. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Information regarding geographic areas for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                  Years Ended December 31,
                                          --------------------------------------
                                              1998         1997         1996
                                          ------------ ------------ ------------
Revenues: (in thousands)
   United States........................       $3,598       $2,424       $2,749
   Europe...............................        1,490        2,011        1,145
   Asia and rest of world...............          390          344          676
                                          ------------ ------------ ------------
                                               $5,478       $4,779       $4,570
                                          ============ ============ ============

Export revenues are attributable to countries based on the location of the customers. The Company does not hold long lived assets in foreign locations.







Major Customers
     Customers who accounted for at least 10% of total revenues were as follows:

                                                  Years Ended December 31,
                                          --------------------------------------
                                              1998         1997         1996
                                          ------------ ------------ ------------
   Ingram Micro.........................           29%          21%          17%
   Tech Data............................           11%          15%          12%
   PPCP Ltd (UK)........................           10%          21%        --

NOTE 3 - Series A Convertible Preferred Stock
     The Board of Directors may issue 3,000,000 shares of preferred stock in one or more series and may fix the rights, privileges and restrictions granted to or imposed upon any wholly unissued series of preferred stock, as well as to fix the number of shares constituting any series and designations of such series, without any further vote or action by the stockholders. In October 1996, the Company designated 1,000,000 shares of the 3,000,000 Preferred Stock as Series A Convertible Preferred Stock.

     On November 1, 1996 (the "Closing"), the Company sold 15,500 shares of its Series A Convertible Preferred Stock, $0.001 par value, at $100 per share pursuant to Regulation D of the Securities Act of 1933, as amended (the "Series A Transaction"). The Series A Transaction was effected pursuant to a Private Offering Memorandum. Each share of Series A Convertible Preferred Stock was convertible at the option of the holder, in whole or in part, at any time on or after the 60th day following the Closing, into shares of Common Stock of the Company equal to $100 divided by the lower of: (i) the closing bid price of the Company's Common Stock, as reported on the Nasdaq OTC Bulletin Board Market, on the date of Closing; and (ii) 65% of the average bid price of the Company's Common Stock, as reported on the OTC bulletin board, for the five business days prior to the business day on which notice of conversion is transmitted by the holder of such share of Series A Convertible Preferred Stock, subject to adjustment in certain events. Each share of Series A Convertible Preferred Stock converted automatically into shares of Common Stock on the first anniversary of the Closing. In connection with the Series A Transaction, the placement agent received a warrant to purchase 43,539 shares of common stock at an exercise price of $3.56 per share. The warrant is immediately exercisable and has a five year term. No warrants were exercised as of December 31, 1998. The holders of the Series A Convertible Preferred Stock were entitled to receive dividends at an annual rate of 6% (adjusted ratably if a holder converts Series A Convertible Preferred Stock into Common Stock prior to a Dividend Payment Date, as defined hereafter), payable on April 1,1997 and November 1, 1997 (each a "Dividend Payment Date"), and otherwise when, and as and if declared by the Board of Directors at the same rate as to which any dividend is declared and paid on shares of Common Stock. During 1997 and 1998, the Company accrued dividends of $50,074 ($0.01 per share) of which $30,318 was paid in cash in 1997 and $17,073 was paid in cash in 1998. During 1997, all Series A Convertible Preferred shares converted into 3,466,649 shares of common stock. The Company recorded accretion of $542,500 for the 35% discount given to the Series A convertible preferred stockholders in the fourth quarter of 1996.


NOTE 4 - Series B Convertible Preferred Stock
     In January 1998, the Board of Directors designated 37,500 shares of Preferred Stock as Series B Convertible Preferred Stock ("Series B Preferred Stock). Series B Preferred Stock is convertible into Common Stock anytime at the option of the Holder prior to the mandatory conversion date of two years after issue and automatically converts earlier in the event of a merger or consolidation of the Company if, as a result of such transaction, the holders of Common Stock immediately prior to such merger or consolidation would hold less than 50% of the voting securities of the surviving entity immediately following such merger or consolidation. The holders of Series B Preferred Stock have voting rights equal to the number of common shares issuable upon conversion. In the event of liquidation, holders of Series B Preferred Stock are entitled to liquidation preferences over common stockholders equal to their initial investment plus all accrued but unpaid dividends. Dividends accrue at the rate of 8% per annum and are payable quarterly in cash or in Common Stock, at the option of the Company. Dividends for the first three quarters of 1998 of $74,795 were paid by the issuance of 108,301 shares of Common Stock during 1998. Accrued dividends at December 31, 1998 were $30,000, which were paid through the issuance of 62,139 shares of Common Stock in January 1999.

Series B Closing
     On January 21, 1998 (the "Series B Closing"), the Company sold 12,500 shares of its Series B Convertible Preferred Stock, $0.001 par value, at $40 per share (total of $500,000) pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Series B Transaction"). The Series B stock will convert into a total of 1,250,000 shares of Common Stock. The conversion ratio for the Series B Transaction was based upon the average bid price of the Company's Common Stock for the ten days prior to the Series B Closing. The Company also issued five-year warrants to acquire 187,500 shares of Common Stock at $0.40 per share and granted two options to invest an additional $500,000 on similar terms, with the first option expiring on February 15, 1998 and the second option expiring on March 15, 1998.

Series B-1 Closing
     On February 6, 1998, (the "Series B-1 Closing"), the Company sold 8,850 shares of Series B Convertible Preferred Stock, $0.001 par value, at $56.50 per share, pursuant to exercise of the option to invest an additional $500,000 expiring on February 15, 1998. On March 18, 1998, such 8,850 shares of Series B were exchanged for a like number of Series B-1 Convertible Preferred Stock, $.001 par value (the "Series B-1 Transaction"). The Series B-1 stock will convert into a total of 885,000 shares of Common Stock. The conversion ratio for the Series B-1 Transaction was based upon 80% of the average high and low sales price of the Company's Common Stock for the ten days prior to the Series B-1 Closing. The Company also issued five-year warrants to acquire 132,750 shares of Common Stock at $0.565 per share. The Company recorded Accretion of Preferred Stock of $125,000 in 1998 for the 20% discount given to the Series B-1 holders.

Series B-2 Closing
     On March 18, 1998, (the "Series B-2 Closing"), the Company sold 8,715 shares of Series B-2 Convertible Preferred Stock, $0.001 par value, at $57.375 per share, pursuant to exercise of the option to invest an additional $500,000 (the "Series B-2 Transaction"). The Series B-2 stock will convert into a total of 871,500 shares of Common Stock. The conversion ratio for the Series B-2 Transaction was based upon 80% of the average high and low sales price of the Company's Common Stock for the ten days prior to the Series B-2 Closing. The Company also issued five-year warrants to acquire 130,725 shares of Common Stock at $0.57375 per share. The Company recorded Accretion of Preferred Stock of $125,000 in 1998 for the 20% discount to market price given to the Series B-2 holders.

     These transactions resulted in the valuation of warrants of $153,378 which was recorded as additional paid in capital in 1998.


NOTE 5 - Conversion of Convertible Subordinated Notes into Series C Convertible Preferred Shares and Common Stock
     On March 31, 1998, $1,750,000 of convertible subordinated notes and $140,076 of accrued interest were converted into 95,037 shares of Series C Preferred Stock at $10.60 per share, 51,574 shares of Series C-1 Preferred Stock at $10.60 per share and 671,803 shares of Common Stock. On May 15, 1998, $200,000 of convertible subordinated notes and $13,353 of accrued interest were converted into 16,857 shares of Series C-2 Preferred Stock at $10.00 per share and 84,535 shares of Common Stock. Series C, C-1, and C-2 Preferred Stock plus accrued dividends at 8% per annum are convertible into Common Stock at the option of the holder, with a mandatory conversion date of March 31, 2000 for Series C and C-1 and May 15, 2000 for Series C-
2. The per share conversion rates are based upon the conversion rates of the underlying notes which are Series C: $1.00; Series C-1: $0.50; Series C-2: $0.53. Series C Preferred Stockholders do not have voting rights. Accrued dividends in 1998 were $101,692 payable through the issuance of 169,588 shares of Common Stock at the time of conversion. At December 31, 1998, Series C, C-1, and C-2 shares plus accrued dividends, if converted, would have converted into 3,049,106 shares of Common Stock. In the event of liquidation, holders of Series C Preferred Stock are entitled to liquidation preferences over common stockholders equal to their initial investment plus all accrued but unpaid dividends.


NOTE 6 - Series D Convertible Preferred Stock
     In November 1998, the Board of Directors designated 175,000 shares of Preferred Stock as Series D Convertible Preferred Stock ("Series D Preferred Stock"). Series D Preferred Stock is convertible into Common Stock anytime at the option of the Holder prior to the mandatory conversion date of three years after issue and automatically converts earlier in the event of a merger or consolidation of the Company if, as a result of such transaction, the holders of Common Stock immediately prior to such merger or consolidation would hold less than 50% of the voting securities of the surviving entity immediately following such merger or consolidation. The holders of Series D Preferred Stock have voting rights equal to the number of common shares issuable upon conversion. In the event of liquidation, holders of Series D Preferred Stock are entitled to liquidation preferences over common stockholders equal to their initial investment plus all accrued but unpaid dividends. Dividends accrue at the rate of 8% per annum and are payable quarterly in cash or in Common Stock, at the option of the Company.

    In November 1998 the Company sold 174,292 shares of its Series D Convertible Preferred Stock, $0.001 par value, at $5.7375 per share (total of $1,000,000) pursuant to Section 4(2) of the Securities Act of 1933, as amended. Each share of Series D Convertible Preferred Stock is convertible into 10 shares of Common Stock at the option of the holder, in whole or in part, at any time for a period of three years following the date of sale with a mandatory conversion date three years from date of issue. The Series D stock will convert into a total of 1,742,920 shares of Common Stock. The Company also issued three-year warrants to acquire 640,972 shares of Common Stock at $0.57375 per share. Accrued dividends at December 31, 1998 were $10,543, which were paid through the issuance of 23,431 shares of Common Stock in January 1999.

     These transactions resulted in the valuation of warrants of $150,018 which was recorded as additional paid in capital in 1998.


NOTE 7 - Bank Financing Arrangements
     The Company entered into a credit agreement with a bank ("Original Agreement"), which commenced in July 1995 and expired on March 15, 1998. In March 1998, the Company entered into a new credit agreement ("New Agreement") which expires on April 15, 1999 (together, the
"Agreements"). The Agreements are secured by the Company's current and future assets. The credit facility under the Agreements allows the company to borrow up to $500,000 based on the level of qualified receivables at an interest rate of the lender's index rate, which is based on prime plus 1.5% (9.25% at December 31, 1998). The Agreements contain covenants that require the Company to maintain certain financial ratios including current ratio and tangible net worth. As of December 31, 1998 and 1997 the Company was not in compliance with the covenants and had obtained a waiver from the bank. The waiver as of December 31, 1998 was effective through the expiration date of the New Agreement. As of December 31, 1998 and December 31, 1997, outstanding borrowings under the Agreements were $419,727 and $268,908 respectively, which were the amounts available under the line.

     In 1998 and 1997, the Company entered into an international credit agreement ("International Agreement") with a commercial lending institution which expires on August 31, 1999. The International Agreement is secured by the Company's international receivables and by the Company's current and future assets. The credit facility under the International Agreement allows the Company to borrow up to $500,000 based on the level of qualified international receivables at the lender's index rate, which is based on prime plus 2.75% (10.5% at December 31, 1998). As of December 31, 1998 and 1997 outstanding borrowings under the International Agreement were $101,000 and $255,033 respectively, which were the amounts available under the line.


NOTE 8 - Capital Lease Obligations and Equipment Financings
     The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At December 31, 1998 and 1997, property and equipment with a cost of $233,757, were subject to such financing arrangements. Related accumulated amortization at December 31, 1998 and 1997, amounted to $225,143 and $165,996, respectively.
Future minimum payments under capital lease and equipment financing arrangements as of December 31, 1998 were $43,110 in 1999, of which $2,027 represents interest and $41,083 as the present value of net minimum payments.


NOTE 9 - Commitments
    In November 1996, the Company moved into new facilities under a five-year noncancelable operating lease which expires in October 2001. Future minimum lease payments under operating leases are as follows:

 1999...........................................          $195,905
 2000...........................................           195,905
 2001...........................................           163,254
                                                       ------------
                                                          $555,064
                                                       ============

    Rental expense under all operating leases was $195,905, $194,122 and $330,097 for the years ended December 31, 1998, 1997 and 1996, respectively.


NOTE 10 - Stock Option/Stock Issuance Plan
     The Company's 1993 Stock Option/Stock Issuance Plan (the 1993 Plan) provides for the grant of incentive stock options and nonstatutory stock options or the immediate issuance of the Company's common stock to employees, directors, and consultants of the Company at prices not less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The vesting and exercise provisions are determined by the Board of Directors, with a maximum term of ten years. Options granted and shares issued under the 1993 Plan generally vest over a four-year period, with 25% vesting after one year and 2.08% each month afterwards. Unvested shares which have been purchased are subject to repurchase by the Company.

     Information with respect to the 1993 Plan is summarized as follows:

                                                         Outstanding Options
                                                       -------------------------
                                            Options                   Weighted
                                           Available      Number      Average
                                              for           of        Exercise
                                             Grant        Shares       Price
                                          ------------ ------------ ------------
Balance at December 31, 1995............       83,505      143,759        $0.61
  Canceled..............................       13,386      (13,386)       $0.62
  Exercised.............................         --        (38,106)       $0.56
                                          ------------ ------------
Balance at December 31, 1996............       96,891       92,267        $0.63
  Canceled..............................        8,846       (8,846)       $0.65
  Exercised.............................         --         (5,650)       $0.67
                                          ------------ ------------
Balance at December 31, 1997............      105,737       77,771        $0.63
  Canceled..............................        6,359       (6,359)       $0.63
                                          ------------ ------------
Balance at December 31, 1998............      112,096       71,412        $0.63
                                          ============ ============

     As of December 31, 1998, 1997 and 1996, 71,119, 68,474 and 67,286
options were exercisable at a weighted average exercise price of $0.63, $0.63 and $0.64, respectively. The exercise price of the options at
December 31, 1998 ranged from $0.59 to $0.67.   The Company has not
granted options from the 1993 Plan since February 1995 and does not intend to make any future grants from the 1993 Plan. The weighted average contractual life for options outstanding under the 1993 Plan at December 31, 1998 is approximately 5.5 years.

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

     Information with respect to the 1995 Plan is summarized as follows:

                                                         Outstanding Options
                                                       -------------------------
                                             Shares                   Weighted
                                           Available      Number      Average
                                              for           of        Exercise
                                             Grant        Shares       Price
                                          ------------ ------------ ------------
Balance at December 31, 1995............      157,298      127,702        $5.00
  Increase in shares authorized.........      150,000         --
  Granted...............................     (360,650)     360,650        $2.98
  Canceled..............................       91,254      (91,254)       $4.60
  Repriced options canceled.............      260,192     (260,192)       $4.12
  Repriced options granted..............     (260,192)     260,192        $1.55
                                          ------------ ------------
Balance at December 31, 1996............       37,902      397,098        $1.57
  Increase in shares authorized.........      300,000         --
  Granted...............................     (381,620)     381,620        $0.61
  Canceled..............................      285,189     (285,189)       $1.40
                                          ------------ ------------
Balance at December 31, 1997............      241,471      493,529        $0.93
  Increase in shares authorized.........    1,000,000         --
  Granted...............................   (1,192,148)   1,192,148        $0.63
  Canceled..............................       55,867      (55,867)       $0.55
  Repriced options canceled.............      167,789     (167,789)       $1.55
  Repriced options granted..............     (167,789)     167,789        $0.46
                                          ------------ ------------
Balance at December 31, 1998............      105,190    1,629,810        $0.60
                                          ============ ============

     In 1998, the Company granted employees, including executives, the option to exchange 167,789 options with an aggregate exercise price of $260,073 for new options with an exercise price of $0.46 per share, the fair value of the stock on the day of exchange. All vested options that are repriced will vest monthly over an additional one year period and the unvested repriced options will vest under the original terms of the option grant. As of December 31, 1998, 1997 and 1996, 667,197, 223,891 and zero options were exercisable at a weighted average exercise price of $0.58, $1.28 and zero, respectively. The exercise price of options at December 31, 1998 ranged from $0.4375 to $0.6875. The weighted average fair value of options granted during the years ended December 31, 1998, 1997, and 1996 was $0.49, $0.42, and $0.99 respectively. The weighted average contractual life for options outstanding under the 1995 Plan at December 31, 1998, is approximately 9.1 years.

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

     Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

                                              1998         1997         1996
                                          ------------ ------------ ------------
Risk-free interest rate (%).............         5.52%        6.28%        8.00%
Dividend yield..........................         --           --           --
Volatility factor.......................        0.921        0.808        0.600
Expected remaining option life (years)..          6.5          5.5          5.5

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

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement 123, the Company's net loss per share would have increased to the pro forma amounts indicated below:

                                              1998         1997         1996
                                          ------------ ------------ ------------
Pro forma net loss......................  ($1,731,291) ($3,703,075) ($3,921,363)
Pro forma net loss per share............       ($0.24)      ($0.72)      ($1.30)

     The effects of applying FAS 123 pro forma disclosures are not likely to be representative of effects on pro forma disclosures of future years.


NOTE 11 - Warrants
     The Company issued warrants to purchase common stock in connection with its initial public offering and periodically granted warrants in connection with certain financing agreements and certain lease agreements. The Company has the following warrants outstanding to purchase common stock at December 31, 1998:

                                  Number     Price
                                    of        Per         Issue    Expiration
Reason                            Shares     Share        Date        Date
-------------------------------- --------- ----------  ----------- -----------
Initial public offering.........  550,275      $8.40 *  Jun 1995    Jun 2000
IPO underwriting................  150,000      $8.40 *  Jun 1995    Jun 2000
Series A Pfd underwriting.......   43,539      $3.56    Nov 1996    Nov 2001
Equipment leasing...............    8,791    $5.6875    Dec 1996    Dec 2001
Bank line financing.............   50,000      $0.50    Dec 1997    Dec 2002
Series B financing..............  187,500      $0.40    Jan 1998    Jan 2003
Series B-1 financing............  132,750     $0.565    Feb 1998    Feb 2003
Series B-2 financing............  130,725   $0.57375    Mar 1998    Mar 2003
Series D financing..............  640,972   $0.57375    Nov 1998    Nov 2001

_______________
* The common warrants expiring in June 2000 are subject to certain dilution adjustments resulting from the subsequent issuance of common stock or securities converting into common stock at prices below the initial offering price for the Company's common stock. At December 31, 1998, the effects of the dilution adjustments relating to these warrants were to increase the number of shares exercisable from 550,275 shares to 2,248,058 shares and from 150,000 to 612,800 and to correspondingly reduce the exercise price of these warrants from $8.40 per share to $2.06 per share.


NOTE 12 - Shares Reserved

     Common stock reserved for future issuance was as follows at December 31, 1998:

  Stock option plans outstanding (see Note 10)................      1,701,222
  Reserved for future stock option grants (see Note 10).......        217,286
  Common stock warrants (see Note 11).........................      4,055,135
  Series B conversion (see Note 4)............................      3,006,500
  Series C conversion (see Note 5)............................      2,879,518
  Series D conversion (see Note 6)............................      1,742,920
  Preferred Stock dividends ..................................        255,158
                                                                   -----------
  Total common stock reserved for future issuance.............     13,857,739
                                                                   ===========



NOTE 13 - Retirement Plan
     During fiscal year 1996, the Company adopted a tax-deferred savings plan, the Socket Communications, Inc. 401(k) Plan ("The Plan"), for the benefit of qualified employees. The Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to The Plan on a quarterly basis. No contributions are made by the Company. Administrative expenses relating to The Plan are not significant.


NOTE 14 - Income Taxes
     Due to the Company's loss position, there was no provision for income taxes for the years ended December 31, 1998, 1997 and 1996.

     As of December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $13,000,000 and $5,800,000, respectively. The Company also has federal and state tax credit carryforwards of approximately $180,000 and $150,000, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 1999 through 2018, if not utilized.

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of deferred tax assets are as follows:

                                                            December 31,
                                                       -----------------------
                                                          1998        1997
                                                       ----------- -----------
Net operating loss carryforwards...................    $4,800,000  $4,407,000
Credits............................................       284,000     283,000
Capitalized research and development costs.........       806,000     837,000
Reserves...........................................       369,000     371,000
Other..............................................       443,000     412,000
                                                       ----------- -----------
  Total deferred tax assets........................     6,702,000   6,310,000
Valuation allowance for deferred tax assets........    (6,702,000) (6,310,000)
                                                       ----------- -----------
  Net deferred tax assets..........................       $   --      $   --
                                                       =========== ===========


NOTE 15 - Related Parties
     The Company in 1997 jointly developed products with Cetronic AB, a Swedish company which converted $1.1 million in convertible subordinated notes held at December 31, 1997 into preferred and common stock during 1998. The Company completed its development obligations during 1997 and had insignificant related expenses in 1998. The Company had outstanding accounts payable to Cetronic of $1,288 and $45,681 at December 31, 1998 and 1997 respectively. The Company had an outstanding accounts receivable balance from Cetronic of $43,371 at December 31, 1997.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.














                                    PART III

     The information required in Items 9-12 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 16, 1999.

                                    PART IV

Item 13. Exhibits and Reports on Form 8-K.

(a)  Documents filed as part of this report:

        1.  All financial statements.

        INDEX TO FINANCIAL STATEMENTS

        Report of Ernst & Young LLP, Independent Auditors
        Balance Sheets
        Statements of Operations
        Statements of Stockholders' Equity (Deficit)
        Statements of Cash Flows
        Notes to Financial Statements

        2.  Financial statement schedules.
        II.  Valuation and Qualifying Accounts

3.      Exhibits.

  Exhibit
   Number                          Exhibit Description
------------ ----------------------------------------------------------------
   3.1  (1)  Certificate of Incorporation.

   3.2  (1)  Bylaws.

   3.3  (3)  Certificate of Designations of Preferences and Rights of Series B
             Convertible Preferred Stock.

   3.4  (3)  Certificate of Designations of Preferences and Rights of Series
             B-1 Convertible Preferred Stock.

   3.5  (3)  Certificate of Designations of Preferences and Rights of Series
             B-2 Convertible Preferred Stock.

   3.6 (4) Certificate of Designations of Preferences and Rights of Series C convertible Preferred Stock

   3.7  (4)  Certificate of Designations of Preferences and Rights of Series
             C-1 Convertible Preferred Stock

   3.8  (5)  Certificate of Designations of Preferences and Rights of Series
             C-2 Convertible Preferred Stock

   3.9  (6)  Certificate of  Designations of Preferences and Rights of Series
             D Convertible Preferred Stock

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

  10.6  (3)  Series B Preferred Stock Purchase Agreement dated January 21,
             1998 by and between the Company and Explorer Partners, L.L.C., a Delaware limited liability company and Explorer Fund
             Management, L.L.C., an Illinois limited liability company and Amendment No. 1 thereto dated March 18, 1998.

  10.7  (3)  Bonus Plan dated February 18, 1998 between the Company and certain eligible participants.

  10.8  (3)  Form of Amendment No.1 to Stock Option Agreement between the
             Company and certain Option Holders under the 1995 Stock Option
             Plan.

  10.9  (6)  Series D Convertible Preferred Stock Purchase Agreement

  10.10 (6)  Common Stock Purchase Warrant dated November 9, 1998 to The
             Harmat Organization

  10.11 (6)  Common Stock Purchase Warrant dated November 9, 1998 to Global
             Holdings, LP

  10.12      Series D Convertible Stock Purchase Agreement for Bass Trust

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

        (2) Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form SB-2 (File No. 333-22273) filed on February 24, 1997.

        (3) Incorporated by reference to exhibits filed with the Company's Form 10-KSB (File No. 001-13810) for the year ended December 31, 1997 filed on March 30, 1998.

        (4) Incorporated by reference to exhibits filed with the Company's Form 10-QSB (File No. 001-13810) filed on May 13, 1998.

        (5) Incorporated by reference to exhibits filed with the Company's Form 10-QSB (File No. 001-13810) filed on August 14, 1998.

        (6) Incorporated by reference to exhibits filed with the Company's Form 10-QSB (File No. 001-13810) filed on November 13, 1998.


b.      Reports on Form 8-K

None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                SOCKET COMMUNICATIONS, INC.
                                REGISTRANT

Date: March 26, 1999            By:               /s/ CHARLIE BASS
                                     -----------------------------------------
                                                   Charlie Bass
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER

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


         Signature                          Title                    Date
----------------------------  ---------------------------------  -------------
By  /s/ Charlie Bass           Chairman and Chief                March 26, 1999
----------------------------   Executive Officer
    Charlie Bass


By  /s/ David W. Dunlap       Vice President of Finance          March 26, 1999
----------------------------     and Administration and
    David W. Dunlap            Chief Financial Officer


By  /s/ Micheal L. Gifford     Executive Vice President          March 26, 1999
----------------------------   and Director
    Micheal L. Gifford


By  /s/ Jack C. Carsten        Director                          March 26, 1999
----------------------------
    Jack C. Carsten


By  /s/ Edward M. Esber, Jr.  Director                           March 26, 1999
----------------------------
    Edward M. Esber, Jr.


By  /s/ Gianluca Rattazzi     Director                           March 26, 1999
----------------------------
    Gianluca Rattazzi


By  /s/ Lars Lindgren         Director                           March 26, 1999
----------------------------
    Lars Lindgren

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                          SOCKET COMMUNICATIONS, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                             Additions
                                        -------------------
                               Balance   Charged
                                 at        to      Charged   Amounts   Balance
                              Beginning Costs and    to      Written   at end
Description                   of Period Expenses    Other      Off    of Period
----------------------------- --------- --------- --------- --------- ---------
Accounts Receivable Allowance
  for Doubtful Accounts:
   1998....................... $44,691    $9,752      --     $12,178   $42,265
   1997....................... $35,330   $11,106      --      $1,745   $44,691
   1996....................... $47,790    $4,830      --     $17,290   $35,330