Form 10QSB
period 1999-03-31
SOCKET COMMUNICATIONS INC
filed 1999-05-17
CIK 944075

================================================================================
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1999

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

   Number of shares of Common Stock ($0.001 par value) outstanding as of May 13, 1999 was 8,064,072 shares.

                                       INDEX

                                                                      PAGE NO.
                                                                      --------
Part I.  Financial information

         Condensed Balance Sheets - March 31, 1999 and
           December 31, 1998.......................................

         Condensed Statements of Operations - Three Months Ended
           March 31, 1999 and 1998.................................

         Condensed Statements of Cash Flows - Three Months Ended
           March 31, 1999 and 1998.................................

         Notes to Condensed Financial Statements...................

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................

Part II. Other information.........................................

Signatures.........................................................


PART I. FINANCIAL INFORMATION


                           SOCKET COMMUNICATIONS, INC.
                             CONDENSED BALANCE SHEETS

                                                      (Unaudited)
                                                        March 31,   December 31,
                                                         1999          1998 *
                                                     ------------- -------------
                         ASSETS
Current assets:
 Cash and cash equivalents..........................     $567,631      $971,157
 Accounts receivable, net...........................   $1,132,890      $874,895
 Inventories........................................     $533,246      $479,578
 Prepaid expenses...................................      $22,945       $41,764
                                                     ------------- -------------
    Total current assets............................    2,256,712     2,367,394
Property and equipment:
 Machinery and office equipment.....................     $624,809      $595,419
 Computer equipment.................................     $507,859      $480,725
                                                     ------------- -------------
                                                        1,132,668     1,076,144
 Accumulated depreciation...........................    ($879,977)    ($850,056)
                                                     ------------- -------------
                                                          252,691       226,088
Other assets........................................      $70,520       $68,603
                                                     ------------- -------------
    Total assets....................................   $2,579,923    $2,662,085
                                                     ============= =============

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Bank lines of credit...............................     $588,272      $520,727
 Accounts payable and accrued expenses..............   $1,521,791    $1,362,228
 Accrued payroll and related expenses...............     $221,946      $201,952
 Deferred revenue...................................     $251,613      $240,118
 Current portion of capital leases and
   equipment financing notes........................      $15,050       $41,083
                                                     ------------- -------------
    Total current liabilities.......................    2,598,672     2,366,108

Commitments and contingencies
Stockholders' equity (deficit):
 Preferred stock, $0.001 par value: Authorized
    shares - 3,000,000
    Series B Convertible Preferred Stock:
       Designated shares - 37,500; Issued and
       outstanding shares - 27,311 at March 31,
       1999 and 30,065 at December 31, 1998;
       Aggregate liquidation preference - $1,393,264
       at March 31, 1999............................   $1,423,845    $1,565,976
    Series C Convertible Preferred Stock:
       Designated shares - 175,000; Issued and
       outstanding shares - 163,468 at March 31,
       1999 and at December 31, 1998;
       Aggregate liquidation preference - $1,858,773
       at March 31, 1999............................   $1,714,043    $1,714,043
    Series D Convertible Preferred Stock:
       Designated shares - 175,000; Issued and
       outstanding shares - 174,292 at March 31,
       1999 and at December 31, 1998;
       Aggregate liquidation preference - $1,020,000
       at March 31, 1999............................     $769,887      $769,887
 Common stock, $0.001 par value:
    Authorized shares - 15,000,000
    Issued and outstanding shares - 7,726,884 at
      March 31, 1999 and 7,365,914 at
      December 31, 1998.............................       $7,727        $7,366
 Additional paid-in capital.........................  $14,501,247   $14,217,366
 Accumulated deficit................................ ($18,435,498) ($17,978,661)
                                                     ------------- -------------
    Total stockholders' equity (deficit)............      (18,749)      295,977
                                                     ------------- -------------
       Total liabilities and stockholders'
           equity (deficit).........................   $2,579,923    $2,662,085
                                                     ============= =============

* Derived from audited financial statements.
                            See accompanying notes.

                SOCKET COMMUNICATIONS, INC.
            CONDENSED STATEMENTS OF OPERATIONS
                       (Unaudited)

                                            Three Months Ended
                                                 March 31,
                                        --------------------------
                                            1999          1998
                                        ------------  ------------
Revenues............................     $1,460,607    $1,175,670
Cost of revenue.....................        610,990       520,083
                                        ------------  ------------
Gross profit........................        849,617       655,587

Operating expenses:
   Research and development.........        267,781       251,797
   Sales and marketing..............        556,387       457,108
   General and administrative.......        391,738       298,600
                                        ------------  ------------
      Total operating expenses......      1,215,906     1,007,505
                                        ------------  ------------
Operating loss......................       (366,289)     (351,918)
Interest income.....................           --               4
Interest expense....................         (6,688)      (62,700)
                                        ------------  ------------
Net loss............................       (372,977)     (414,614)
Preferred stock dividend............        (83,860)      (14,794)
Accretion of preferred stock........           --        (250,000)
                                        ------------  ------------
Net loss applicable to
  common stockholders...............      ($456,837)    ($679,408)
                                        ============  ============

Basic and diluted net loss
  per share applicable
  to common stockholders............         ($0.06)       ($0.10)
                                        ============  ============

Weighted average shares
  outstanding.......................      7,491,709     6,501,275
                                        ============  ============

                            See accompanying notes.

                          SOCKET COMMUNICATIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                       -------------------------
                                                           1999         1998
                                                       ------------ ------------
OPERATING ACTIVITIES
  Net loss............................................   ($372,977)   ($414,614)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization...................      29,921       54,576
      Compensatory stock option grant and warrants....      58,251          --
      Changes in operating assets and liabilities:
        Accounts receivable...........................    (257,995)     124,062
        Inventories...................................     (53,668)    (125,949)
        Prepaid expenses..............................      18,819       (1,636)
        Other assets..................................      (1,917)       3,500
        Accounts payable and accrued expenses.........     159,563     (297,564)
        Accrued payroll and related expenses..........      19,994      (65,641)
        Deferred revenue..............................      11,495      (10,645)
                                                       ------------ ------------
          Net cash used in operating activities.......    (388,514)    (733,911)

INVESTING ACTIVITIES
  Purchase of equipment...............................     (56,524)      (4,770)
                                                       ------------ ------------
          Net cash used in investing activities.......     (56,524)      (4,770)

FINANCING ACTIVITIES
  Proceeds from sale of preferred stock, net of
    issuance costs....................................         --     1,470,647
  Payments on capital leases and equipment
    financing notes...................................     (26,033)     (16,052)
  Proceeds (repayment) from borrowing under bank
    line of credit....................................      67,545     (150,234)
                                                       ------------ ------------
          Net cash provided by financing activities...      41,512    1,304,361
                                                       ------------ ------------
Net increase(decrease) in cash and cash equivalents...    (403,526)     565,680
Cash and cash equivalents at beginning of period......     971,157      276,900
                                                       ------------ ------------
Cash and cash equivalents at end of period............    $567,631     $842,580
                                                       ============ ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest..............................      $6,688      $14,975
  Dividends accrued, payable in common stock..........     $83,860      $14,794
  Notes payable and accrued interest
    converted to preferred stock......................         --    $1,544,175
  Notes payable and accrued interest
    converted to common stock.........................         --      $335,901
  Accretion of preferred stock........................         --      $250,000
  Series B preferred stock converted to common stock..    $142,131          --


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

   The financial statements have been prepared on a going concern basis. The Report of Independent Auditors on the Company's financial statements for the year ended December 31, 1998 included in Form 10-KSB contained an explanatory paragraph which indicated substantial doubt about the Company's ability to continue as a going concern because of the Company's recurring operating losses, stockholders' equity, and working capital balances. As of March 31, 1999, the Company had cumulative losses of $18,435,498, a net capital deficiency of $18,749, and a working capital deficit of $341,960. The Company believes its existing capital resources will be insufficient to satisfy its working capital requirements through the end of 1999. The Company will need to raise additional capital to fund operations during 1999 and beyond which the Company intends to accomplish through the issuance of additional equity securities, through increased borrowings on the Company's bank lines as the levels of receivables permit, and through development funding from development partners. The Company believes that sufficient outside financing sources will be available, however, there can be no assurance that the Company will be able to obtain such financing on commercially reasonable terms, if at all, and such terms may be dilutive to existing stockholders. The Company's inability to secure the necessary funding would have a material adverse affect on the Company's financial condition and results of operations.
The Company's actual working capital needs will depend upon numerous factors, however, including the extent and timing of acceptance of the Company's products in the market, the Company's operating results, the progress of the Company's research and development activities, the cost of increasing the Company's sales and marketing activities and the status of competitive products, none of which can be predicted with certainty. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


NOTE 2 - Inventories

   Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.


                                               March 31,    December 31,
                                                 1999           1998
                                             ------------   ------------

 Raw materials and sub-assemblies........       $519,154       $454,836
 Finished goods..........................         14,092         24,742
                                             ------------   ------------
                                                $533,246       $479,578
                                             ============   ============


NOTE 3 - Income Taxes
   Due to the Company's loss position, there was no provision for income taxes for the three months ended March 31, 1999 and 1998.


NOTE 4 - Net Loss Per Share and Net Loss Per Share Applicable to
         Common Stockholders
   The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

    The following table sets forth the computation of basic net loss per share:

                                              Quarter Ended March 31,
                                             -------------------------
                                                 1999         1998
                                             ------------ ------------
Numerator for basic:
  Net loss..............................       ($372,977)   ($414,614)
  Preferred stock dividends.............         (83,860)     (14,794)
  Accretion of preferred stock..........            --       (250,000)
                                             ------------ ------------
Net loss applicable to common
  stockholders..........................       ($456,837)   ($679,408)
                                             ============ ============

Denominator:
  Weighted average common shares
    outstanding used in computing
    basic net loss per share............       7,491,709    6,501,275
                                             ============ ============

Basic and diluted net loss per share
  applicable to common stockholders.....          ($0.06)      ($0.10)
                                             ============ ============


   The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses since inception and thus no potential common shares from the exercise of stock options, conversion of convertible preferred stock, or exercise of warrants have been included in the net loss per share calculation.


NOTE 5 - Bank Financing Arrangements
   The Company entered into a credit agreement with a bank ("Agreement"), which commenced in July 1995 and expired on April 15, 1999. In April 1999, the Agreement was extended to July 31, 1999. The Agreement is secured by the Company's current and future assets. The credit facility under the Agreement allows the Company to borrow up to $500,000 based on the level of qualified receivables at the lenders index rate, which is based on prime, plus 1.5% (9.25% at March 31, 1999). The Agreement contains covenants that require the Company to maintain certain financial ratios including current ratio and tangible net worth. As of March 31, 1999 and December 31, 1998 the Company was not in compliance with the covenants and had obtained a waiver from the bank. The wavier as of March 31, 1999 was effective through the expiration date of the extension. As of March 31, 1999 and December 31, 1998, outstanding borrowings under the Agreement were $447,103 and $419,727, respectively, which were the amounts available under the line.

   In 1998, the Company entered into an international credit agreement (the International Agreement) with a commercial lending institution which expires on August 31, 1999. The International Agreement is secured by the Company's international receivables and by the Company's current and future assets. The credit facility under the International Agreement allows the Company to borrow up to $500,000 based on the level of qualified international receivables. As of March 31, 1999 and December 31, 1998, outstanding borrowings under the International Agreement were $141,169 and $101,000, respectively, which were the amounts available under the line.


NOTE 6 - Convertible Preferred Stock
   The company is required to pay dividends quarterly on its Series B and Series D Convertible Preferred Stock. Dividends accrue at the rate of 8% per annum and are payable in cash or in Common Stock at the option of the board of directors of the Company. Accrued dividends at March 31, 1999 for the Series B Convertible Preferred Stock were $29,407, which were paid through the issuance of 45,681 shares of Common Stock in April 1999. Accrued dividends at March 31, 1999 for the Series D Convertible Preferred Stock were $20,000, which were paid through the issuance of 29,907 shares of Common Stock in April 1999.

   During the first quarter 1999, holders of Series B elected to convert 2,754 shares in the amount of $142,131 into Common Stock. Each share of Series B is convertible into 100 shares of Common Stock resulting in 275,400 shares issued during the first quarter.

   Dividends on the Company's Series C Convertible Preferred Stock accrue at the rate of 8% per annum and are payable through the issuance of Common Stock at the time of conversion. Accrued dividends for the first quarter of 1999 were $34,453 payable through the issuance of 57,594 shares of Common Stock at the time of conversion.

    At March 31, 1999, convertible preferred shares were convertible into common shares at the option of the holder as follows:

                                                   Shares
                                                ------------
     Series B...............................      2,731,100
     Series C plus accrued dividends........      3,106,700
     Series D...............................      1,742,920
                                                ------------
     Total shares                                 7,580,720
                                                ============


NOTE 7 - Segment Information
   The Company operates in one segment, connection solutions for mobile computers. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Information regarding geographic areas for the quarters ended March 31, 1999 and 1998 are as follows:

                                         Quarter Ended March 31,
                                        -------------------------
                                            1999         1998
                                        ------------ ------------
Revenues:
   United States....................       $971,025     $640,222
   Europe...........................        407,609      420,343
   Asia and rest of world...........         81,973      115,105
                                        ------------ ------------
                                         $1,460,607   $1,175,670
                                        ============ ============

Export revenues are attributable to countries based on the location of the customers. The Company does not hold long lived assets in foreign locations.

Major customers who accounted for at least 10% of total revenues were as follows:

                                         Quarter Ended March 31,
                                        -------------------------
                                            1999         1998
                                        ------------ ------------
   Ingram Micro.....................             29%          27%
   Compaq Computer Corp. ...........             10%          --
   Tech Data........................             --           17%
   PPCP Ltd (UK)....................             --           15%

              SOCKET COMMUNICATIONS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements (identified with an asterisk "*") that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "-Risk Factors" below.


OVERVIEW

   The Company is a leading supplier of connectivity products to the emerging Windows CE handheld computing market and believes that it is the world's leading supplier of serial plug-in cards for notebooks and for Windows computers with PC card slots. The Company's family of low-power serial and Ethernet plug-in card connection products and its family of low-power plug-in card data collection products are its principal sources of revenues. During 1998, the Company expanded its PC Card connection family of products to add a family of CompactFlash ("CF+") serial, low power Ethernet and bar code scanning products to support the smallest Windows CE computer, the Palm-size PC.

   By the end of the first quarter of 1999, three classes of Windows CE computers were available from a number of computer manufacturers: the H/PC professional (mini-notebook); the H/PC
(clam shell design with keyboard); and the Palm-size PC (pocket-sized computer). These computers are desktop companions designed to synchronize with a Windows desktop computer. They also operate on double-A or triple-A size batteries, and so low power consumption is an important feature for products that plug into and are powered by the computer. The H/PC professional and the H/PC have a PC Card slot for input/output. The Palm-size PC and some H/PC professionals have a CF+ slot for input/output. The H/PC professionals were released in the second half of 1998 and the color Palm-size PCs were released in the first quarter of 1999.
Both of these products experienced some initial periods of short supply. All of the Company's low power Battery Friendly? products are designed to work with these Windows CE computers and also with Windows notebook computers.

   The Company distributes its products primarily through worldwide distribution channels. In the U.S., the Company's products are distributed by Ingram Micro, Merisel and Tech Data who resell to computer retail stores, electronic products catalog companies and Value Added Resellers. The Company also sells its products internationally through more than 30 distributors in 24 countries in Europe, Asia and the Pacific Rim. In addition, the Company sells direct to selected large customers, particularly for custom products sold to Other Equipment Manufacturers. During 1998, the Company entered into a contract with Compaq Computer Corporation to incorporate the Company's serial PC card into Compaq's remote server management product, and volume shipments commenced in the fourth quarter of 1998

   The Company's core technologies are in transferring data into and out of Windows CE and Windows mobile computing devices through the PC Card or CF+ slot, achieving high data transfer speeds and low power consumption. The Company's serial connection products are designed to connect one or more peripheral devices to a mobile computer. The Company's Ethernet connection products are designed to connect a mobile computer to an Ethernet network. The Company's connection product strategy has been to create a broad family of low-power connection products in PC card and in CF+ form factor, with standard (removable cable) or ruggedized (fixed cable) designs that work with Windows CE and Windows notebook computers.

   The Company has also identified three specific product areas where it has aligned itself with industry leaders to create products for Windows CE and Windows mobile computers: the data collection market; the paging market; and the cellular telephone market.

   In the data collection market, the Company has aligned with Welch Allyn to create bar code scanning wand plug-in cards and has aligned with Symbol Technologies to attach two of Symbol's laser scanning guns through plug-in cards, which began shipping at the end of 1998. These products sell with bar code scanning software created by the Company.

   In the paging market, the Company entered into a development contract in 1998 with Motorola Corporation to interface the Company's paging receiver software with a CF+ receiver module being developed by Motorola for the Palm-size PC. The software transfers paged information of any length to either an inbox (email) or to the application the paged information is intended to update such as Internet pages and user files.

   In the cellular telephone market, the Company entered into a Memorandum of Understanding with Bell Mobility to connect new CDMA mobile digital telephones with a built-in serial port directly to a mobile computer. CDMA is the digital telephone technology most widely deployed in North America. These phones and the Company's telephone connection cards are expected to begin selling in Canada during the second quarter of 1999.* The Company also expects nationwide digital services to be available in the United States during the summer of 1999, and the Company plans to offer its telephone connection cards in the U.S. market.*

   The Company expects to continue to expand its relationships and develop additional mobile computing products in the areas of general connections, data collection, paging and digital cellular telephones during 1999.* The Company believes that it has developed strong working relationships with Microsoft and with Windows CE handheld computer manufacturers for integrating connection solutions into Windows CE devices, with its strategic development partners, and with software application developers in providing technical assistance in the porting of their applications to the Windows CE operating system.

   Although the Company believes that its focus on the Windows CE operating system for hand held computers and its new products and strategic relationships position the Company for revenue growth in 1999, the Company has incurred significant quarterly and annual operating losses in every fiscal period since its inception, and the Company expects to incur quarterly operating losses at least through the first half of 1999 and possibly longer.* The Company's ability to achieve profitability will be highly dependent upon:

 - increased market acceptance of the Company's products including recently introduced products;

 - growth and acceptance of handheld computers and devices using the Windows CE operating system;

 - the ability to raise capital to fund the Company's product development and sales and marketing efforts;

 - the development of new products for new and existing markets;

 - the improvement of gross margins through maintaining of sales prices, higher sales volumes and contract manufacturing efficiencies;

 - expanding distribution capability;

 - completing software development contracts; and

 - managing its operating expenses.

There can be no assurances that the Company will meet any of these objectives or ever achieve profitability.

   As of March 31, 1999, the Company had a net capital deficiency of $18,749 and a working capital deficit of $341,960. The Company will require additional funding in 1999 to meet its working capital needs.* The inability to obtain such funding could require the Company to significantly reduce or suspend operations, sell additional securities on terms that are highly dilutive to investors or otherwise have a material adverse effect on its financial condition or operating results. See "-Liquidity and Capital Resources" and "-Risk Factors" for a discussion of the Company's need for additional capital, the uncertainty regarding the Company's continued listing on the Pacific Exchange and other risks that may affect the Company's ability to attain profitability.

_____________________
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.



RESULTS OF OPERATIONS

Revenue

   Revenue for the first quarter of 1999 totaled $1,460,607, a 24% increase from the corresponding period a year ago. The Company experienced growth across all of its product families. The largest increase was in connection product sales, including sales of standard serial PC cards to an OEM customer that commenced volume shipments in the fourth quarter of 1998, higher sales of dual serial PC cards (adding two ports to a handheld or mobile computer through the PC card slot) and increased low power Ethernet sales (attaching a mobile computer to a network through the PC or CF+ slots). The Company also experienced moderate growth in its data collection card product sales including bar code scanning wands and initial sales of laser scanning plug-in cards which were introduced at the end of 1998. Growth was partially offset by lower sales of standard Ethernet products which are being phased out in favor of low power Ethernet cards.

Gross Profit

   The Company's gross profit for the first quarter of 1998 was 58.2% of revenues compared to 55.8% for the same quarter a year ago due to favorable product mix including higher margins on newer products.

Research and Development

   Research and development expense was $267,781 for the first quarter of 1999, an increase of 6% from the corresponding period a year ago, primarily due to higher outside development costs of new products to be introduced later this year. The Company expects to further increase its research and development expense moderately in 1999.*

Sales and Marketing

   Sales and marketing expense was $556,387 for the first quarter of 1999, a 22% increase over the corresponding period a year ago. The increase reflected additional staffing, higher sales commissions relating to higher 1999 revenues, and increased advertising and promotion expense. The Company expects to further increase its sales and marketing expense in 1999.*

General and Administrative

   General and administrative expense was $391,738 for the first quarter of 1999, a 31% increase from the corresponding period a year ago. Included in 1999 general and administrative expense is a charge of $60,000 for fees associated with an executive search that commenced during the quarter, and $58,251 in charges relating to compensatory stock option grants and warrants (including $42,000 associated with a warrant issued during the quarter). 1999 general and administrative expense, after deducting these charges, was $273,487 or 8% lower than the same quarter one year ago due primarily to lower fees for outside professional services rendered during the quarter compared to the same period one year ago. The Company expects to increase its executive staff during 1999 and to incur increases in general and administrative expense relating to such staffing increases.*

Interest Expense and Preferred stock dividends, Accretion of Preferred Stock

   Interest expense was $6,688 for the first quarter of 1999 compared to $62,700 for the first quarter of 1998. Interest expense for the first quarter of 1998 included interest on convertible subordinated notes which were converted into preferred stock at the end of the first quarter and in the second quarter of 1998. Preferred stock dividends in 1999 reflected dividends on Series B, C and D preferred stock. Preferred stock dividends in 1998 reflected dividends on Series B preferred stock which was issued on various dates during the first quarter of 1998. Accretion of preferred stock in 1998 reflects the accounting effects of the issuance of a portion of the Series B Preferred Stock in the first quarter of 1998 at a 20% discount to current market prices. There were no financings during the first quarter of 1999.

Income Taxes

   There was no provision for federal or state income taxes for the quarters ended March 31, 1999 and 1998 as the Company incurred net operating losses in both periods.

_____________________
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.



LIQUIDITY AND CAPITAL RESOURCES

   During the first quarters of 1999 and 1998, the Company used $388,514 and $733,911, respectively, in cash for operating activities. Net cash used for operations in the first quarter of 1999 resulted primarily from the net loss, increases in accounts receivable and inventories, partially offset by a non-cash charge for a compensatory stock option grant and warrants, and increases in accounts payable and accrued liabilities. Net cash used for operations in the first quarter of 1998 resulted primarily from the net loss, increases in inventory and decreases in accounts payable and accrued payroll and related expenses, offset in part by decreases in accounts receivable.

   Cash used for investing activities was $56,524 in the first
quarter of 1999 and $4,770 in the first quarter of 1998.   1999
amounts reflected tooling costs for new products, costs of purchased software and new computer equipment.

   Cash provided by financing activities during the first quarter of 1999 reflected increased borrowings under the Company's revolving lines of credit, partially offset by payments on equipment financing notes. Cash provided by financing activities during the first quarter of 1998 reflected the issuance of $1,500,000 in Series B Convertible Preferred Stock net of issuance costs of $29,353 and partially offset by payments on capital leases and equipment financing notes and from a reduction in outstanding borrowings under the Company's revolving lines of credit.

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

   The Company has evaluated its products and, with the assistance of third party specialists, its internal systems, and communicated with its key suppliers and distributors relating to the existence of Year 2000 issues that could adversely affect the supplier's ability to deliver product to the Company or the distributor's ability to deliver product to the customer. This project did not impact other information technology projects. The Company's products do not use or rely on computer date information and are therefore not affected by the Year 2000 date change. The Company has made the necessary upgrades to its internal systems to make its systems Year 2000 compliant at an approximate cost of $15,000, paid from operating funds. The Company believes that all of its internal systems are Year 2000 compliant. The Company has also communicated with its major suppliers and distributors, and is not aware of any compliance issues. The Company has not assessed its non-information technology systems to determine whether there are any Year 2000 issues. The Company believes that its most reasonably likely worst case Year 2000 scenarios would relate to problems with the systems of third parties rather than with the Company's internal systems or its products. It is clear that the Company has the least ability to assess and remedy the Year 2000 problems of third parties and the Company believes the risks are greatest with infrastructure (e.g. electricity supply, water and sewer service), telecommunications, transportation supply chains and critical suppliers of materials. The Company is of the belief that disruption of services, if any, are likely to be of limited duration (less than 30 days), and that inventory balances of the Company's products in its distribution channels should be sufficient to cover any limited duration interruptions. In addition, should such disruptions affect a supplier or a distributor for a longer time period, the Company believes that it has or can develop alternative sources of supply and alternative distribution channels, ship its product directly from its suppliers or directly to its customers, or employ other contingency steps to minimize any disruption affecting its business, results of operations, or financial condition. *


RISK FACTORS

We need to raise additional capital to fund our operations. Our independent auditors have expressed doubt about our ability to continue as a going concern.

   As of March 31, 1999, we had cash and cash equivalents of $567,631and a working capital deficit of $341,960. We believe our existing capital resources will be insufficient to satisfy our working capital requirements beyond the first half of 1999.* In this regard, we will need to raise additional capital to fund our working capital requirements for the second half of 1999 and beyond. The Report of Independent Auditors on our financial statements for the year ended December 31, 1998 contains an explanatory paragraph regarding our need for additional financing and indicating substantial doubt about our ability to continue as a going concern. We may not be able to raise additional capital on acceptable terms, if at all. If we do, the additional capital may be on terms that are dilutive to existing stockholders. Our inability to secure any necessary funding would significantly impair our ability to operate and would adversely affect our financial condition.

_____________________
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.


The trading market for our common stock is illiquid, and we may be delisted from the Pacific Exchange

   Our common stock trades on the OTC Bulletin Board. Our common stock is also quoted on the Pacific Exchange. The continued listing criteria of the Pacific Exchange requires us to have:

 - at least 300,000 publicly held shares of common stock with a market value of at least $500,000,

 - at least 250 public beneficial holders of our common stock,

 - total net tangible assets (the same as stockholders' equity for Socket) of at least $500,000 or net worth of at least
   $2,000,000, and

 - a share bid price of at least $1.00 per share of common stock.

   We have not been in compliance with the net tangible asset requirements of the Pacific Exchange since December 31, 1996. Except for brief periods of time, we also have not been in compliance with the share bid price requirements of the Pacific Exchange. Therefore, we have been subject to possible delisting procedures since December 31, 1996. In April 1999, the Pacific Exchange granted us a further extension of time to come into compliance with the continued listing criteria and advised us that it would next review our qualification for continued listing in October 1999. As of March 31, 1999, we had a stockholders' deficit of $18,749. We will need to increase our stockholders' equity to at least $500,000, by raising additional equity capital or through profitability, in order to comply with the Pacific Exchange's minimum listing criteria, and we may not be successful in doing so. In that case, the Pacific Exchange may decide to initiate delisting proceedings against us.

   If our common stock becomes delisted from the Pacific
Exchange, trading in our stock will become subject to the Commission's "penny stock" rules, which will make it more difficult for our stockholders to dispose of our stock. The "penny stock" rules under the Securities Exchange Act of 1934, as amended, generally impose additional sales practices and market making requirements on broker-dealers who sell and/or make a market in such securities Consequently, our delisting from the Pacific Exchange and our becoming subject to the rules on penny stocks would affect the ability or willingness of broker-dealers to sell and/or make a market in our securities and therefore would severely adversely affect the market liquidity for our securities.

Shares eligible for future sale may adversely affect the market price for our common stock

   As of March 31, 1999, we had outstanding securities convertible into or exercisable for the following amounts of common stock:
1,918,508 shares of issuable upon the exercise of options under our 1995 and 1993 Stock Plans; 4,181,940 shares issuable upon exercise of warrants, certain of which include dilution adjustments whenever we issue common stock or securities converting into common stock at prices below $6.00 per share; 2,731,100 shares issuable upon the conversion of Series B Convertible Preferred Stock; 3,106,700 shares issuable upon conversion of Series C Convertible Preferred Stock and accrued dividends at March 31, 1999, plus additional shares will accrue for dividends through the date of conversion; and 1,742,920 shares issuable upon the conversion of Series D Preferred Stock.

   All of the common stock underlying the Series B and Series C Convertible Preferred Stock, the common stock dividends on that preferred stock, and certain other shares of common stock have been registered on a Form S-3 registration statement. Accordingly, that common stock may be sold into the market under that registration statement without restriction under the Securities Act of 1933. In addition, we expect to register during the second quarter of 1999 the common shares that will be issued upon conversion of Series D Preferred Stock and upon exercise of certain warrants. The sale of these common shares in the market, and the appearance that such shares are available for sale, has in the past and could in the future adversely affect the market price of our common stock and could make it more difficult to sell equity securities in the future.

   We intend to issue additional equity securities in 1999 in order to increase our working capital and to achieve compliance with the net tangible asset requirements of the Pacific Exchange.* To the extent we do so, existing stockholders may experience substantial dilution, particularly if the terms of such issuance include discounts to market prices or the issuance of warrants, as we did in connection with the issuance of $1,500,000 of Series B Preferred Stock and the issuance of $1,000,000 of Series D Preferred Stock.

We have a history of operating losses and we cannot assure you that we will ever achieve profitability

   We were incorporated in March 1992 and we have incurred significant operating losses in every fiscal period since inception. We are likely to continue to incur quarterly operating losses at least through the first half of 1999 and possibly longer.* Profitability, if any, will depend upon:

 - increased market acceptance of products,

 - our ability to obtain additional capital to fund our working capital requirements,

 - market acceptance of mobile computers that use Microsoft's
   Windows CE operating system,

 - the expansion of development and OEM customer relationships to increase development and product sales revenues,

 - the development of successful new products for new and existing markets,

 - our ability to increase gross margins through higher sales volumes and contract manufacturing efficiencies,

 - our ability to expand our distribution capability,

 - our ability to perform on development contracts, and

 - our ability manage our operating expenses.

We may not meet any of these objectives or ever achieve profitability.

_____________________
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.



We are highly dependent on the market for mobile computers, particularly those that use the Windows CE operating system

   Substantially all of our products are designed for use in mobile computers, including notebooks, handheld PCs, Palm-size PCs and H/PC Professionals (Windows-CE based mini notebooks). The market for mobile computers is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition. These characteristics result in short product life cycles and regular reductions of average selling prices over the life of a specific product. Accordingly, growth in demand for mobile computers is uncertain. If such growth does not occur, demand for our products would be reduced.

   Our success is substantially dependent on the commercial success of handheld PCs (H/PCs, Palm-size PCs and H/PC Professionals) and other devices that operate on the Windows CE operating system. As a result, our future success depends on factors outside of our control, including market acceptance of Windows CE generally and other factors affecting the commercial success of Windows CE computers and devices, including changes in industry standards or the introduction of new or competing technologies. Any delays in or failure of Windows CE to achieve market acceptance would reduce the number of potential customers of our products, which could adversely affect our business.

Our ability to comply with industry standards is critical to our business

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

The market for our products changes rapidly, and our success depends upon our ability to develop new and enhanced products

   The market for our products is characterized by rapidly changing technology, evolving industry standards and short product life cycles. Accordingly, our success will depend on a number of factors, including:

 - our ability to identify emerging standards in the field of mobile computing products,

 - our ability to enhance our products by adding additional features to differentiate our products from those of our competitors, and

 - our ability to maintain superior or competitive performance in our products and bring products to market quickly.

Given the emerging nature of the mobile computing products market, our products or technology may be rendered obsolete by alternative technologies. Further, short product life cycles expose our products to the risk of obsolescence and require frequent new product introductions. If we do develop or obtain access to advanced mobile communications technologies as they become available, or if we do not develop and introduce competitive new products on a timely basis, our future operating results will be adversely affected.

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

Our quarterly operating results may fluctuate in future periods and our future results are difficult to predict because we have little order backlog

   We have experienced significant quarterly fluctuations in operating results and we anticipate such fluctuations in the future. We generally ship orders as received and as a result typically have little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, we have often recognized a substantial portion of our revenues in the last month of the quarter. This subjects us to the risk that even modest delays in orders adversely affect our quarterly operating results. Our operating results may also fluctuate due to factors such as:

 - the demand for our products,

 - the size and timing of customer orders,

 - unanticipated delays or problems in the introduction of our new products and product enhancements,

 - the introduction of new products and product enhancements by our competitors,

 - changes in the proportion of revenues attributable to royalties and engineering development services,

 - product mix,

 - timing of software enhancements,

 - changes in the level of operating expenses, and

 - competitive conditions in the industry including competitive pressures resulting in lower average selling prices.

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

We depend on alliances and other business relationships with a small number of third parties

   Our strategy is to establish strategic alliances and business relationships with leading participants in various segments of the
communications and mobile computer markets.*   In accordance with
this strategy, we have entered into alliances or relationships with Bell Mobility, Compaq Computer Corporation, Microsoft, Motorola, Symbol Technologies and Welch Allyn. Our success will depend not only on our continued relationships with these parties, but also on our ability to enter into additional strategic arrangements with new partners on commercially reasonable terms. We believe that, in particular, relationships with application software developers are important in creating commercial uses for our products. Any future relationships may require us to share control over our development, manufacturing and marketing programs or to relinquish rights to certain versions of our technology. Also, our strategic partners may revoke their commitment to our products or services at any time in the future, or may develop their own competitive products or services. Also, the hardware or software of such companies that is integrated into our products may contain defects or errors. Accordingly, our strategic relationships may not result in sustained business alliances, successful product or service offerings or the generation of significant revenues. Failure of one or more of such alliances could result in delay or termination of product development projects, reduction in market penetration, decreased ability to win new customers or loss of confidence by current or potential customers.

   We have devoted significant research and development resources to design activities for Windows CE-based products, diverting financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft is obligated to continue the collaboration or to support resulting products. Consequently, Microsoft may terminate its collaborations with us for a variety of reasons including our failure to meet agreed-upon standards or for reasons beyond our control, including changing market conditions, increased competition, discontinued product lines and product obsolescence.

_____________________
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.



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

We depend on distributors, resellers and OEMs to sell our products

   We sell our products primarily through distributors, resellers and other equipment manufacturers ("OEMs"). Our OEM sales to Compaq Computer Corporation accounted for approximately 10% of our revenues during the first quarter of 1999. Our largest distributor, Ingram Micro in the U.S., accounted for approximately 29% of our revenue in the first quarter of 1999. Our agreements with OEMs, distributors and resellers, in large part, are nonexclusive and may be terminated on short notice by either party without cause. Our OEMs, distributors and resellers are not within our control, are not obligated to purchase products from us and may represent other lines of products. A reduction in sales effort or discontinuance of sales of our products by our OEMs, distributors and resellers could lead to reduced sales.
Use of distributors also entails the risk that distributors will build up inventories in anticipation of a growth in sales. If such growth does not occur as anticipated, these distributors may substantially decrease the amount of product ordered in subsequent quarters. Such fluctuations could contribute to significant variations in our future operating results. The loss or ineffectiveness of any of our major distributors or OEMs could adversely affect our operating results.
We allow our distributors to return a portion of our inventory to us for full credit against other purchases. In addition, in the event we reduce our prices, we credit our distributors for the difference between the purchase price of products remaining in their inventory and our reduced price for such products. Actual returns and price protection may adversely affect future operating results, particularly since we seek to continually introduce new and enhanced products and are likely to face increasing price competition.*

A significant portion of our revenues are derived from export sales

   Export sales (sales to customers outside the United States) accounted for approximately 34% of our revenue in the first quarter of 1999. Accordingly, our operating results are subject to the risks inherent in export sales, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in managing foreign operations, the burdens of complying with a variety of foreign laws, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences and political and economic instability. In addition, our export sales are currently denominated predominately in United States dollars. Accordingly, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and therefore potentially less competitive in foreign markets.

_____________________
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

                   PART II. OTHER INFORMATION


Item 1. Not applicable.

Item 2.  Changes in Securities and Use of Proceeds.

   On January 20, 1999, the Company issued 85,570 common shares to holders of Series B and Series D Convertible Preferred Stock for payment of Series B and Series D Preferred Stock dividends of $40,543 for the quarter ended December 31, 1998. The issuance did not constitute a sale and was not registerable under the Securities Act of 1933, as amended.

   On March 22, 1999, the Company issued a five-year warrant to purchase 100,000 shares of common stock at a market price of $0.57375 per share. The warrant was issued to an investment banking firm in connection with a one year contract to provide financial advisory services to the Company. The warrant may be exercised anytime at the option of the holder and contains certain anti-dilution and net exercise provisions. The issuance of the warrant as a private placement transaction was exempt from registration based on Section 4(2) of the Securities Act of 1933, as amended.

Items 3-5.  Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits

27.1  Financial Data Schedule (Edgar only)

b. Reports on Form 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1999

                       SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                SOCKET COMMUNICATIONS, INC.
                ---------------------------
                         Registrant






Date:   May 13, 1999                        /s/ David W. Dunlap
                                       --------------------------
                                              David W. Dunlap

                                          Vice President of Finance
                                          and Administration and
                                          Chief Financial Officer