Form 10QSB
period 1999-06-30
SOCKET COMMUNICATIONS INC
filed 1999-08-16
CIK 944075

================================================================================

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


      For the Quarterly Period Ended June 30, 1999


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

   Number of shares of Common Stock ($0.001 par value) outstanding as of August 10, 1999 was 10,642,724 shares.


This report, including all attachments, contains 24 pages.

                                  INDEX

                                                                      PAGE NO.
                                                                      --------
Part I.  Financial information

         Condensed Balance Sheets - June 30, 1999 and
           December 31, 1998.......................................      3

         Condensed Statements of Operations - Three Months and
           Six Months Ended June 30, 1999 and 1998.................      4

         Condensed Statements of Cash Flows - Six Months
           Ended June 30, 1999 and 1998............................      5

         Notes to Condensed Financial Statements...................     6-9

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................    10-22

Part II. Other information.........................................    22-23

Signatures.........................................................     24


                      PART I.  FINANCIAL INFORMATION


                           SOCKET COMMUNICATIONS, INC.
                             CONDENSED BALANCE SHEETS

                                                      (Unaudited)
                                                        June 30,    December 31
                                                          1999         1998 *
                                                     ------------  ------------
                                ASSETS
Current assets:
 Cash and cash equivalents..........................    $418,652      $971,157
 Accounts receivable, net...........................   1,222,760       874,895
 Inventories........................................     587,921       479,578
 Prepaid expenses...................................      24,483        41,764
                                                     ------------  ------------
    Total current assets............................   2,253,816     2,367,394
Property and equipment:
 Machinery and office equipment.....................     655,334       595,419
 Computer equipment.................................     521,575       480,725
                                                     ------------  ------------
                                                       1,176,909     1,076,144
 Accumulated depreciation...........................    (909,400)     (850,056)
                                                     ------------  ------------
                                                         267,509       226,088
Other assets........................................      70,520        68,603
                                                     ------------  ------------
    Total assets....................................  $2,591,845    $2,662,085
                                                     ============  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Bank lines of credit...............................    $691,181      $520,727
 Accounts payable and accrued expenses..............   1,372,320     1,362,228
 Accrued payroll and related expenses...............     228,968       201,952
 Deferred revenue...................................     320,615       240,118
 Current portion of capital leases and
   equipment financing notes........................      12,879        41,083
                                                     ------------  ------------
    Total current liabilities.......................   2,625,963     2,366,108

Commitments and contingencies
Stockholders' equity (deficit):
 Preferred stock, $0.001 par value; Authorized
    shares - 3,000,000
    Series B Convertible Preferred Stock:
       Designated shares - 37,500; Issued and
       outstanding shares - 22,817 at June 30,
       1999 and 30,065 at December 31, 1998;
       Aggregate liquidation preference - $1,157,500
       at June 30, 1999.............................   1,182,374     1,565,976
    Series C Convertible Preferred Stock:
       Designated shares - 175,000; Issued and
       outstanding shares - 52,010 at June 30,
       1999 and 163,468 at December 31, 1998;
       Aggregate liquidation preference - $593,626
       at June 30, 1999.............................     538,489     1,714,043
    Series D Convertible Preferred Stock:
       Designated shares - 175,000; Issued and
       outstanding shares - 174,292 at June 30,
       1999 and December 31, 1998;
       Aggregate liquidation preference - $1,020,000
       at June 30, 1999.............................     769,887       769,887
 Common stock, $0.001 par value:
    Authorized shares - 50,000,000
    Issued and outstanding shares - 10,250,530 at
      June 30, 1999 and 7,365,914 at
      December 31, 1998.............................      10,251         7,366
 Additional paid-in capital.........................  16,010,706    14,217,366
 Accumulated deficit................................ (18,545,825)  (17,978,661)
                                                     ------------  ------------
    Total stockholders' equity (deficit)............     (34,118)      295,977
                                                     ------------  ------------
       Total liabilities and stockholders'
           equity (deficit).........................  $2,591,845    $2,662,085
                                                     ============  ============

* Derived from audited financial statements.

                            See accompanying notes.

                               SOCKET COMMUNICATIONS, INC.
                          CONDENSED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                ----------------------- ------------------------
                                    1999        1998        1999        1998
                                ----------- ----------- ----------- ------------
Revenues....................... $1,802,298  $1,486,262  $3,262,905   $2,661,932
Cost of revenue................    702,575     564,248   1,313,565    1,084,331
                                ----------- ----------- ----------- ------------
Gross profit...................  1,099,723     922,014   1,949,340    1,577,601
                                ----------- ----------- ----------- ------------
Operating expenses:
   Research and development....    294,607     253,915     562,388      505,712
   Sales and marketing.........    550,062     500,671   1,106,449      957,779
   General and administrative..    279,375     290,189     671,113      588,789
                                ----------- ----------- ----------- ------------
      Total operating expenses.  1,124,044   1,044,775   2,339,950    2,052,280
                                ----------- ----------- ----------- ------------
Operating loss.................    (24,321)   (122,761)   (390,610)    (474,679)
Interest income................        --          --          --             4
Interest expense...............    (10,863)    (13,874)    (17,551)     (76,574)
                                ----------- ----------- ----------- ------------
Net loss.......................    (35,184)   (136,635)   (408,161)    (551,249)
Preferred stock dividend.......    (75,143)    (67,395)   (159,003)     (82,189)
Accretion of preferred stock...        --          --          --      (250,000)
                                ----------- ----------- ----------- ------------
Net loss applicable to
  common stockholders..........  ($110,327)  ($204,030)  ($567,164)   ($883,438)
                                =========== =========== =========== ============

Net loss per share applicable
  to common stockholders.......     ($0.01)     ($0.03)     ($0.07)      ($0.13)
                                =========== =========== =========== ============

Weighted average shares
  outstanding..................  8,258,994   7,230,364   7,875,352    6,865,820
                                =========== =========== =========== ============

                            See accompanying notes.

                              SOCKET COMMUNICATIONS, INC.
                           CONDENSED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                       -------------------------
                                                           1999         1998
                                                       ------------ ------------
OPERATING ACTIVITIES
  Net loss............................................   ($408,161)   ($551,249)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization...................      59,344      105,260
      Compensatory stock option grant and warrants....      74,502          --

      Changes in operating assets and liabilities:
        Accounts receivable...........................    (347,865)    (369,230)
        Inventories...................................    (108,343)    (120,816)
        Prepaid expenses..............................      17,281        1,565
        Other assets..................................      (1,917)        (573)
        Accounts payable and accrued expenses.........      10,092     (356,541)
        Accrued payroll and related expenses..........      27,016      (65,226)
        Deferred revenue..............................      80,497        9,320
                                                       ------------ ------------
          Net cash used in operating activities.......    (597,554)  (1,347,490)

INVESTING ACTIVITIES
  Purchase of equipment...............................    (100,765)      (8,991)
                                                       ------------ ------------
          Net cash used in investing activities.......    (100,765)      (8,991)

FINANCING ACTIVITIES
  Proceeds from sale of preferred stock, net of
    issuance costs....................................         --     1,469,354
  Payments on capital leases and equipment
    financing notes...................................     (28,204)     (32,942)
  Net proceeds (repayment) from borrowing under bank
    lines of credit...................................     170,454      234,810
  Exercise of stock options...........................       3,564          --
                                                       ------------ ------------
          Net cash provided by financing activities...     145,814    1,671,222
                                                       ------------ ------------

Net increase(decrease) in cash and cash equivalents...    (552,505)     314,741
Cash and cash equivalents at beginning of period......     971,157      276,900
                                                       ------------ ------------
Cash and cash equivalents at end of period............    $418,652     $591,641
                                                       ============ ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest..............................      17,551       25,070
  Dividends accrued, paid/payable in common stock.....     159,003       77,581
  Series B preferred stock converted to common stock..     383,602          --
  Series C preferred stock converted to common stock..   1,175,554          --
  Dividends accrued but unpaid........................         --         4,608
  Notes payable and accrued interest
    converted to preferred stock......................         --     1,714,043
  Notes payable and accrued interest
    converted to common stock.........................         --       380,705
  Accretion of preferred stock........................         --       250,000
  Warrants issued in connection with
    preferred stock financing.........................         --       153,378

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

   The financial statements have been prepared on a going concern basis. The Report of Independent Auditors on the Company's financial statements for the year ended December 31, 1998 included in Form 10-KSB contained an explanatory paragraph which indicated substantial doubt about the Company's ability to continue as a going concern because of the Company's recurring operating losses, accumulated deficit, and working capital balances. As of June 30, 1999, the Company had cumulative losses of $18,545,825, a net capital deficiency of $34,118, and a working capital deficit of $372,147. The Company believes its existing capital resources will be insufficient to satisfy its working capital requirements through the end of 1999. The Company will need to raise additional capital to fund operations during 1999 and beyond. The Company intends to raise capital through the issuance of additional equity securities, through increased borrowings on the Company's bank lines as the levels of receivables permit, and through development funding from development partners. Such additional investments may be on terms that are dilutive to existing stockholders. The Company's inability to secure the necessary funding would have a material adverse effect on the Company's financial condition and results of operations. The Company's actual working capital needs will depend upon numerous factors, however, including the extent and timing of acceptance of the Company's products in the market, the Company's operating results, the progress of the Company's research and development activities, the cost of increasing the Company's sales and marketing activities and the status of competitive products, none of which can be predicted with certainty. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

                     SOCKET COMMUNICATIONS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 2 - Inventories

   Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.


                                             June 30,    December 31,
                                               1999           1998
                                           ------------  ------------
     Raw materials and sub-assemblies.....  $ 568,184     $ 454,836
     Finished goods.......................     19,737        24,742
                                           ------------  ------------
                                            $ 587,921     $ 479,578
                                           ============  ============


NOTE 3 - Income Taxes

   Due to the Company's loss position, there was no provision for income taxes for the three months and six months ended June 30, 1999 and 1998.


NOTE 4 - Net Loss Per Share and Net Loss Per Share Applicable to Common Stockholders

   The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic net loss per share:

                                        Quarter Ended           Six Months Ended
                                           June 30,                 June 30,
                                   -----------------------  -----------------------
                                       1999        1998         1999        1998
                                   ----------- -----------  ----------- -----------
Numerator for basic:
   Net Loss.......................   ($35,184)  ($136,635)   ($408,161)  ($551,249)
   Preferred stock dividends......    (75,143)    (67,395)    (159,003)    (82,189)
   Accretion of preferred stock...        --          --           --     (250,000)
                                   ----------- -----------  ----------- -----------
Net loss applicable to
common stockholders...............  ($110,327)  ($204,030)   ($567,164)  ($883,438)
                                   =========== ===========  =========== ===========

Denominator:
Weighted average common
shares outstanding used
in computing basic net
loss per share....................  8,258,994   7,230,364    7,875,352   6,865,820
                                   =========== ===========  =========== ===========

Basic and diluted net
loss per share applicable
to common stockholders............     ($0.01)     ($0.03)      ($0.07)     ($0.13)
                                   =========== ===========  =========== ===========


   The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses since inception and thus no potential common shares from the exercise of stock options, conversion of convertible preferred stock, or exercise of warrants have been included in the net loss per share calculation.

                     SOCKET COMMUNICATIONS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 5 - Bank Financing Arrangements

   The Company entered into a credit agreement with a bank ("Agreement"), which commenced in July 1995 and originally expired on April 15, 1999. The Agreement was extended to August 31, 1999. The Agreement is secured by the Company's current and future assets. The credit facility under the Agreement allows the Company to borrow up to $500,000 based on the level of qualified receivables at the lenders index rate, which is based on prime, plus 1.5% (9.50% at June 30, 1999). The Agreement contains covenants that require the Company to maintain certain financial ratios including the Company's current ratio and tangible net worth. As of June 30, 1999 the Company was not in compliance with the covenants and had obtained a waiver from the bank through the expiration date of the extension of the Agreement. As of June 30, 1999 and December 31, 1998, outstanding borrowings under the Agreement were $499,908 and $419,727, respectively, which were the amounts available under the line.

   In 1998, the Company entered into an international credit agreement (the International Agreement) with a commercial lending institution which expires on August 31, 1999. The International Agreement is secured by the Company's international receivables and by the Company's current and future assets. The credit facility under the International Agreement allows the Company to borrow up to $500,000 based on the level of qualified international receivables. As of June 30, 1999 and December 31, 1998, outstanding borrowings under the International Agreement were $191,273 and $101,000, respectively, which were the amounts available under the line.


NOTE 6 - Convertible Preferred Stock

   The Company is required to pay quarterly dividends on its Series B and Series D convertible preferred stock. Dividends accrue at the rate of 8% per annum and are payable in cash or in common stock at the option of the board of directors of the Company. Accrued dividends for the quarter ended June 30, 1999 for the Series B convertible preferred stock were $24,905, which were paid through the issuance of 24,763 shares of common stock in July 1999. Accrued dividends for the quarter ended June 30, 1999 for the Series D convertible preferred stock were $20,000, which were paid through the issuance of 20,131 shares of common stock in July 1999.

   Dividends on the Company's Series C convertible preferred stock accrue at the rate of 8% per annum and are payable through the issuance of common stock at the time of conversion. Accrued dividends for the quarter ended June 30, 1999 were $30,238 payable through the issuance of 51,682 shares of common stock at the time of conversion.

   During the quarter ended June 30, 1999, 449,400 common shares were issued on conversion of 4,494 Series B convertible preferred shares, and 1,991,942 common shares were issued on conversion of 111,458 Series C convertible preferred shares plus accrued dividends. At June 30, 1999, convertible preferred shares were convertible into common shares at the option of the holder as follows:

                     SOCKET COMMUNICATIONS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)


                                            Common Shares
                                           ---------------
     Series B..........................       2,281,700
     Series C plus accrued dividends...       1,166,452
     Series D..........................       1,742,920
                                           ---------------
     Total shares                             5,191,072
                                           ===============


NOTE 7 - Segment Information
The Company operates in one segment, connection solutions for mobile computers. The Company markets its products in the United States and foreign countries through its sales personnel and distributors.
Information regarding geographic areas for the quarter and six months ended June 30, 1999 and 1998 are as follows:

                                  Quarter Ended             Six Months Ended
                                     June 30,                   June 30,
                             -------------------------  -------------------------
                                 1999         1998          1999         1998
                             ------------ ------------  ------------ ------------
Revenues:
   United States............  $1,188,544     $930,944    $2,159,569   $1,571,167
   Europe...................     480,682      398,248       888,291      818,591
   Asia and rest of world...     133,072      157,070       215,045      272,174
                             ------------ ------------  ------------ ------------
                              $1,802,298   $1,486,262    $3,262,905   $2,661,932
                             ============ ============  ============ ============


Export revenues are attributable to countries based on the location of the customers. The Company does not hold long lived assets in foreign locations.

Major customers who accounted for at least 10% of total revenues were as follows:

                                  Quarter Ended             Six Months Ended
                                     June 30,                   June 30,
                             -------------------------  -------------------------
                                 1999         1998          1999         1998
                             ------------ ------------  ------------ ------------
   Igram Micro..............          21%          26%           25%          26%
   Merisel..................          10%          --             8%          --
   PPCP Ltd. ...............           7%          12%            8%          13%
   Tech Data................           8%          13%            7%          14%

                       SOCKET COMMUNICATIONS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements (identified with an asterisk "*") that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "-Risk Factors" below.

Overview

   We are a leading supplier of connectivity products to the emerging Windows CE handheld computing market. We believe that we are the world's leading supplier of serial plug-in cards for notebooks and for Windows computers with PC card slots. Our family of low-power serial and Ethernet plug-in card connection products and our family of low-power plug-in card data collection products are our principal sources of revenues. During 1998, we expanded our PC Card connection family of products to add a family of CompactFlash ("CF+") serial, low power Ethernet and bar code scanning products to support the smallest Windows CE computer, the Palm-size PC.

   By the end of the first quarter of 1999, three classes of Windows CE computers were available from a number of computer manufacturers: the H/PC professional (mini-notebook); the H/PC (clam shell design with keyboard); and the Palm-size PC (pocket-sized computer) and a fourth class, tablet PCs, were being readied for market introduction. These computers are desktop companions designed to synchronize with a Windows desktop computer. They also operate on double-A or triple-A size batteries, and so low power consumption is an important feature for products that plug into and are powered by the computer. The H/PC professional and the H/PC have a PC Card slot for input/output. The Palm-size PC and some H/PC professionals have a CF+ slot for input/output. The H/PC professionals were released in the second half of 1998 and the color Palm-size PCs were released in the first quarter of 1999. All of our low power Battery Friendly (TM) products are designed to work with these Windows CE computers and also with Windows notebook computers.

   We distribute our products primarily through worldwide distribution channels. In the U.S., our products are distributed by Ingram Micro, Merisel and Tech Data who resell to computer retail stores, electronic products catalog companies and value added resellers. We also sell our products internationally through 35 distributors in 27 countries in Europe, Asia and the Pacific Rim. In addition, we sell direct to selected large customers, particularly for custom products sold to other equipment manufacturers. During 1998, we entered into a contract with Compaq Computer Corporation to incorporate our serial PC card into Compaq's remote server management product, and volume shipments commenced in the fourth quarter of 1998.

   Our core technologies are in transferring data into and out of Windows CE and Windows mobile computing devices through the PC Card or CF+ slot, achieving high data transfer speeds and low power consumption. Our serial connection products are designed to connect one or more peripheral devices, such as a bar code wand, scanning gun or bar code printer, to a mobile computer or to connect two devices together. Our Ethernet connection products are designed to connect a mobile computer to an Ethernet network. Our connection product strategy has been to create a broad family of low-power connection products in PC card and in CF+ form factor, with standard (removable cable) or ruggedized (fixed cable) designs that work with Windows CE and Windows notebook computers.

   We have also identified three specific product areas where we have aligned ourselves with industry leaders to create products for Windows CE and Windows mobile computers: the data collection market; the paging market; and the cellular telephone market.

   In the data collection market, we have aligned with Welch Allyn to create bar code scanning wand plug-in cards and have aligned with Symbol Technologies to attach two of Symbol's laser scanning guns through plug-in cards, which began shipping at the end of 1998, and to develop an integrated CF+ laser bar code scanning card for shipment beginning in the third quarter of 1999. The card when inserted into a Palm-size PC, converts the Palm-size PC into an integrated bar code laser scanner. These products sell with bar code scanning software that we created. We have also aligned with Zebra Technologies to connect their bar code label printers to Windows CE computers which are expected to begin shipping in the second half of 1999.*

   In the paging market, we entered into a development contract in 1998 with Motorola Corporation to interface our paging receiver software with a CF+ receiver module being developed by Motorola for the Palm-size PC. The software transfers paged information of any length to either an inbox (email) or to the application the paged information is intended to update such as Internet pages and user files. We do not expect one-way paging receiver products under this contract to be available during 1999, and with recent announcements by several paging carriers to promote the growth of two-way paging, such one-way products may not ever become commercially available.*

   In the cellular telephone market, we entered into a Memorandum of Understanding with Bell Mobility to connect new CDMA mobile digital telephones with a built-in serial port directly to a mobile computer. CDMA is the digital telephone technology most widely deployed in North America. These phones and our telephone connection cards are expected to begin selling in Canada during the third quarter of 1999.* We also expect nationwide digital services to be available in the United States during the fall of 1999, and we plan to offer our CDMA telephone connection cards in the U.S. market commencing in the fourth quarter of 1999.* We have also licensed software from MTDS to allow telephone connection cards to work with cellular telephones on the GSM networks which are prevalent in Europe and parts of Asia and to a lesser extent in the U.S. We plan to offer our GSM telephone connection cards commencing in the fourth quarter of 1999.*

_____________________
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

   We expect to continue to expand our relationships and develop additional mobile computing products in the areas of data communications, data collection, paging and digital cellular telephones during the second half of 1999.* We believe that we have developed strong working relationships with Microsoft and with Windows CE handheld computer manufacturers for integrating connection solutions into Windows CE devices, with our strategic development partners, and with software application developers in providing technical assistance in the porting of their applications to the Windows CE operating system.

   Although we believe that our focus on the Windows CE operating system for handheld computers and our new products and strategic relationships position us for revenue growth in 1999, we have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly operating losses at least through the end of 1999 and possibly longer.* Our ability to achieve profitability will be highly dependent upon:

   - increased market acceptance of products;
   - our ability to obtain additional capital to fund our working capital requirements;
   - market acceptance of mobile computers that use Microsoft's Windows CE operating system;
   - the expansion of development and OEM customer relationships to increase development and product sales revenues;
   - the development of successful new products for new and existing markets;
   - our ability to increase gross margins through higher sales volumes and contract manufacturing efficiencies;
   - our ability to expand our distribution capability;
   - our ability to perform on development contracts; and
   - our ability to manage our operating expenses.

There can be no assurances that we will meet any of these objectives or ever achieve profitability.

   As of June 30, 1999, we had a net capital deficiency of $34,118 and a working capital deficit of $372,147. We will require additional funding in 1999 to meet our working capital needs.* The inability to obtain such funding could require us to significantly reduce or suspend operations, sell additional securities on terms that are highly dilutive to investors or otherwise have a material adverse effect on our financial condition or operating results. See "-Liquidity and Capital Resources" and "-Risk Factors" for a discussion of our need for additional capital, the uncertainty regarding our continued listing on the Pacific Exchange and other risks that may affect our ability to attain profitability.

_____________________
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

Results of Operations

Revenue

   Revenue for the three and six months ended June 30, 1999 of $1,802,298 and $3,262,905 increased 21% and 23%, respectively, over the corresponding periods a year ago. We experienced volume growth across all of our product families, particularly in our low-power Ethernet card sales, recurring sales of custom OEM serial cards to Compaq Computer Corporation which commenced in the fourth quarter of 1998, and sales of our bar code wand scanners.

Gross Profit

   Our gross profit for all periods presented are similar, reflecting small variations in product mix between the periods. Gross profit for the second quarter of 1999 was 61% of revenue compared to 62% for the same quarter a year ago. Our gross profit for the six months in 1999 was 60% of revenue compared to 59% for the same period a year ago.

Research and Development

   Research and development expenses for the three and six months ended June 30, 1999 were $294,607 and $562,388, respectively, a 16% and 11%
increase for the three and six months, respectively, compared to the corresponding periods a year ago. The increases reflected increased personnel costs and higher travel costs, partially offset by lower costs of outside engineering services. We expect to moderately increase our research and development expenses in the second half of 1999.*

Sales and Marketing

   Sales and marketing expenses for the three and six months ended June 30, 1999 were $550,062 and $1,106,449, respectively, a 10% and 16% increase, respectively, over the corresponding periods a year ago. The increases reflected higher personnel costs from increased staffing beginning in the fourth quarter of 1998, and higher levels of advertising and product promotion. We expect to increase our sales and marketing expenses in the second half of 1999.*

General and Administrative

   General and administrative expenses for the three and six months ended June 30, 1999 were $279,375 and $671,113, respectively, a 4% decrease for the quarter and a 14% increase for the six months over the corresponding periods a year ago. Decreases for the quarter were primarily due to lower costs of outside professional services, partially offset by higher personnel and occupancy costs. Increases for the six months were primarily due to charges in the first quarter of 1999 relating to compensatory stock option grants and warrants (including $42,000 associated with a warrant

_____________________
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

issued for services during the quarter) and higher occupancy costs, partially offset by lower costs of outside professional services. We expect to incur moderate increases in our general and administrative expenses in the second half of 1999.*

Interest and Other Income / Expense

   Interest income primarily reflects interest on cash balances and is negligible. Interest expense for the three and six months ended June 30, 1999 was $10,863 and $17,551, respectively, compared to $13,874 and $76,574 for the same periods in 1998, representing interest on equipment lease financing obligations and bank credit line balances outstanding. In addition, interest expense in 1998 included interest on convertible subordinated notes that converted into Series C preferred stock in March and May 1998.

Preferred Stock Dividend; Accretion of Preferred Stock

   Convertible preferred stock dividends reflect dividends earned at 8% per annum on Series B and Series C convertible preferred stock issued during the first and second quarters of 1998 and on Series D convertible preferred stock issued during the fourth quarter of 1998. Accretion of preferred stock in 1998 reflected a purchase price discount of 20% from market for $1.0 million of Series B convertible preferred stock issued during the first quarter. The accounting effect of accretion is to increase by 20% the amount of the Series B convertible preferred stock and to charge accumulated deficit by the same amount as if the Series B convertible preferred stock had been issued at market price.

Income Taxes

   There was no provision for federal or state income taxes as we incurred net operating losses in all periods presented.

Liquidity and Capital Resources

   During the six months ended June 30, 1999 and 1998, we used $597,554 and $1,347,490, respectively, in cash for operating activities. Net cash used for operations in 1999 resulted primarily from the net loss and increases in accounts receivable and inventories, partially offset by a charge for a compensatory stock option grant and warrants and increases in deferred revenue. Net cash used for operations in 1998 resulted primarily from the net loss, increases in accounts receivables and inventory and decreases in accounts payable and accrued payroll and related expenses.

   Cash used for investing activities was $100,765 for the six months ended June 30, 1999 and $8,991 for the corresponding period in 1998. 1999 amounts reflected tooling costs for new products, costs of purchased software and new computer equipment.

_____________________
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

   Cash provided by financing activities during the six months ended June 30, 1999 of $145,814 reflected increased borrowings under our revolving lines of credit, partially offset by payments on equipment financing notes. Cash provided by financing activities during the six months ended June 30, 1998 of $1,671,222 reflected the issuance of $1,500,000 in Series B convertible preferred stock net of issuance costs of $30,646 and from increases in outstanding borrowings under our revolving lines of credit partially offset by payments on capital leases and equipment financing notes.

   We will require additional funding in 1999 to fund our operations and to strengthen our working capital balances, which we intend to accomplish through the issuance of additional equity securities, through increased borrowings on our bank line as the levels of receivables permit, and through development funding from development partners. We may not be able to raise additional capital on acceptable terms, if at all. If we do, the additional capital may be on terms that are dilutive to existing stockholders. Our inability to secure any necessary funding would significantly impair our ability to operate and would adversely affect our financial condition.*

Year 2000 Compliance

   The Year 2000 issue is the result of many currently installed computer programs being written using two digits rather than four to define the applicable year. As a result, these computer programs are unable to distinguish between 21st century dates and 20th century dates, and could cause computer system failures or miscalculations that result in significant business disruptions. We have evaluated our products and, with the assistance of third party specialists, our internal systems. We have communicated with our key suppliers and distributors relating to the existence of Year 2000 issues that could adversely affect the supplier's ability to deliver product to us or the distributor's ability to deliver product to the customer. This project did not impact other information technology projects. Our products do not use or rely on computer date information and are therefore not affected by the Year 2000 date change.
We have made the necessary upgrades to our internal systems to make our systems Year 2000 compliant at an approximate cost of $15,000, paid from operating funds. We believe that all of our internal systems are Year 2000 compliant. We have also communicated with our major suppliers and distributors, and are not aware of any compliance issues. We have not assessed our non-information technology systems to determine whether there are any Year 2000 issues. We believe that the most reasonably likely worst case Year 2000 scenarios would relate to problems with the systems of third parties rather than with our internal systems or products. It is clear we have the least ability to assess and remedy the Year 2000 problems of third parties and we believe the risks are greatest with infrastructure (e.g. electricity supply, water and sewer service), telecommunications, transportation supply chains and critical suppliers of materials. We are of the belief that disruption of services, if any, are likely to be of limited duration (less than 30 days), and that inventory balances of our products in our distribution channels should be sufficient to cover any limited duration interruptions. In addition, should such disruptions affect a supplier or a distributor for a longer time period, we believe that we have or can develop alternative sources of supply and alternative distribution channels, ship our products directly from our suppliers or

_____________________
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

directly to our customers, or employ other contingency steps to minimize any disruption affecting our business, results of operations, or financial condition. *

Risk Factors

We need to raise additional capital to fund our operations. Our independent auditors have expressed doubt about our ability to continue as a going concern.

   As of June 30, 1999, we had cash and cash equivalents of $418,652 and a working capital deficit of $372,147. We believe our existing capital resources will be insufficient to satisfy our working capital requirements through the end of 1999.* In this regard, we will need to raise additional capital to fund our working capital requirements for the second half of 1999 and beyond. The Report of Independent Auditors on our financial statements for the year ended December 31, 1998 contains an explanatory paragraph regarding our need for additional financing and indicating substantial doubt about our ability to continue as a going concern. We may not be able to raise additional capital on acceptable terms, if at all. If we do, the additional capital may be on terms that are dilutive to existing stockholders. Our inability to secure any necessary funding would significantly impair our ability to operate and would adversely affect our financial condition.

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

   We have not been in compliance with the net tangible asset requirements of the Pacific Exchange since December 31, 1996. Except for brief periods of time, we also have not been in compliance with the share bid price requirements of the Pacific Exchange. Therefore, we have been subject to possible delisting procedures since December 31, 1996. In April 1999, the Pacific Exchange granted us a further extension of time to come into compliance with the continued listing criteria and advised us that it would next review our qualification for continued listing in October 1999. As of June 30, 1999, we had a stockholders' deficit of $34,118. We will need to increase our stockholders' equity to at least $500,000, by raising additional equity capital or through profitability, in order to comply with the Pacific Exchange's minimum listing criteria, and we may not be successful in doing so. In that case, the Pacific Exchange may decide to initiate delisting proceedings against us.

_____________________
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

   If our common stock becomes delisted from the Pacific Exchange, trading in our stock will become subject to the Commission's "penny stock" rules, which will make it more difficult for our stockholders to dispose of our stock. The "penny stock" rules under the Securities Exchange Act of 1934, as amended, generally impose additional sales practices and market making requirements on broker-dealers who sell and/or make a market in such securities Consequently, our delisting from the Pacific Exchange and our becoming subject to the rules on penny stocks would affect the ability or willingness of broker-dealers to sell and/or make a market in our securities and therefore would severely adversely affect the market liquidity for our common stock.

Shares eligible for future sale may adversely affect the market price for our common stock

   As of July 31, 1999, we had outstanding securities convertible into or exercisable for the following amounts of common stock:

   - 2,379,782 shares issuable upon the exercise of options under our 1999, 1995 and 1993 Stock Plans;
   - 4,191,264 shares issuable upon exercise of warrants, certain of which include dilution adjustments whenever we issue common stock or securities converting into common stock at prices below $6.00 per share;
   - 1,999,400 shares issuable upon the conversion of Series B convertible preferred stock;
   - 1,166,452 shares issuable upon conversion of Series C convertible preferred stock, plus additional shares will accrue for dividends through the date of conversion; and
   - 1,742,920 shares issuable upon the conversion of Series D convertible preferred stock.

   All of the common stock underlying the Series B, Series C and Series D convertible preferred stock, the common stock dividends on that preferred stock, and certain other shares of common stock have been registered under the Securities Act of 1933. Accordingly, that common stock may be sold into the market without restriction under the Securities Act of 1933. The sale of these shares of common stock in the market, and the appearance that such shares are available for sale, has in the past and could in the future adversely affect the market price of our common stock and could make it more difficult to sell equity securities in the future.

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

We have a history of operating losses and we cannot assure you that we will ever achieve profitability

   We were incorporated in March 1992 and we have incurred significant operating losses in every fiscal period since inception. We may continue to incur quarterly operating losses at least through the second half of 1999 and possibly longer.* Profitability, if any, will depend upon:

   -  increased market acceptance of products;
   - our ability to obtain additional capital to fund our working capital requirements;
   - market acceptance of mobile computers that use Microsoft's Windows CE operating system;
   - the expansion of development and OEM customer relationships to increase development and product sales revenues;
   - the development of successful new products for new and existing markets;
   - our ability to increase gross margins through higher sales volumes and contract manufacturing efficiencies;
   -  our ability to expand our distribution capability;
   -  our ability to perform on development contracts; and
   -  our ability to manage our operating expenses.

We depend significantly on the market for mobile computers, particularly those that use the Windows CE operating system

   Substantially all of our products are designed for use in mobile computers, including notebooks, handheld PCs, Palm-size PCs, tablet PCs, and H/PC Professionals (Windows-CE based mini notebooks). The market for mobile computers is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition. These characteristics result in short product life cycles and regular reductions of average selling prices over the life of a specific product. Accordingly, growth in demand for mobile computers is uncertain. If such growth does not occur, demand for our products would be reduced.

   Our ability to generate increased revenues depends significantly on the commercial success of handheld PCs (H/PCs, Palm-size PCs, tablet PCs, and H/PC Professionals) and other devices that operate on the Windows CE operating system. As a result, our future success depends on factors outside of our control, including market acceptance of Windows CE generally and other factors affecting the commercial success of Windows CE computers and devices, including changes in industry standards or the introduction of new or competing technologies. Any delays in or failure of Windows CE to achieve market acceptance would reduce the number of potential customers of our products.

Our ability to comply with industry standards is critical to our business

   We must continue to identify and ensure compliance with evolving industry standards to remain competitive. Unanticipated changes in industry standards could render our products incompatible with products

_____________________
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

developed by major hardware manufacturers and software developers. We could be required, as a result, to invest significant time and resources to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we would miss opportunities to have our products specified as standards for new hardware components designed by mobile computer manufacturers and OEMs. The failure to achieve any such design win would result in the loss of any potential sales volume that could be generated by such newly designed hardware component.

We depend on alliances and other business relationships with a small number of third parties

   Our strategy is to establish strategic alliances and business relationships with leading participants in various segments of the communications and mobile computer markets. In accordance with this strategy, we have entered into alliances or relationships with Bell Mobility, Compaq Computer Corporation, Microsoft, Motorola, Symbol Technologies, Unisys Corporation, Welch Allyn and Zebra Technologies. Our success will depend not only on our continued relationships with these parties, but also on our ability to enter into additional strategic arrangements with new partners on commercially reasonable terms. We believe that, in particular, relationships with application software developers are important in creating commercial uses for our products. Any future relationships may require us to share control over our development, manufacturing and marketing programs or to relinquish rights to certain versions of our technology. Also, our strategic partners may revoke their commitment to our products or services at any time in the future, or may develop their own competitive products or services. Also, the hardware or software of such companies that is integrated into our products may contain defects or errors. Accordingly, our strategic relationships may not result in sustained business alliances, successful product or service offerings or the generation of significant revenues. Failure of one or more of such alliances could result in delay or termination of product development projects, reduction in market penetration, decreased ability to win new customers or loss of confidence by current or potential customers.

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

The market for our products changes rapidly, and our success depends upon our ability to develop new and enhanced products

   The market for our products is characterized by rapidly changing technology, evolving industry standards and short product life cycles. Accordingly, to remain competitive we must be able to:

   -  identify emerging standards in the field of mobile computing products;
   - enhance our products by adding additional features to differentiate our products from those of our competitors; and

_____________________
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

   - maintain superior or competitive performance in our products and bring products to market quickly.

   Given the emerging nature of the mobile computing products market, our products or technology may be rendered obsolete by alternative technologies. Further, short product life cycles expose our products to the risk of obsolescence and require frequent new product introductions. If we fail to develop or obtain access to advanced mobile communications technologies as they become available, or if we fail to develop and introduce competitive new products on a timely basis, our future operating results will be adversely affected.

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

Our quarterly operating results may fluctuate in future periods and our future results are difficult to predict because we have little order backlog

   We expect to experience quarterly fluctuations in operating results in the future. We generally ship orders as received and as a result typically have little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, we have often recognized a substantial portion of our revenues in the last month of the quarter. This subjects us to the risk that even modest delays in orders adversely affect our quarterly operating results. Our operating results may also fluctuate due to factors such as:

   -  the demand for our products;
   -  the size and timing of customer orders;
   - unanticipated delays or problems in the introduction of our new products and product enhancements;
   - the introduction of new products and product enhancements by our competitors;
   - changes in the proportion of revenues attributable to royalties and engineering development services;
   -  product mix;
   -  timing of software enhancements;
   -  changes in the level of operating expenses; and
   - competitive conditions in the industry including competitive pressures resulting in lower average selling prices.

_____________________
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

   Because we base our staffing and other operating expenses on anticipated revenue, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter. As a result of any of the foregoing factors, our results of operations in any given quarter may be below the expectations of public market analysts or investors, in which case the market price of our common stock would be adversely affected.

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

We depend on distributors, resellers and OEMs to sell our products

   We sell our products primarily through distributors, resellers and other equipment manufacturers ("OEMs"). Our OEM sales to Compaq Computer Corporation accounted for approximately 9% of our revenues during the first six months of 1999. Our largest distributor, Ingram Micro in the U.S., accounted for approximately 25% of our revenue in the first six months of 1999. Our agreements with OEMs, distributors and resellers, in large part, are nonexclusive and may be terminated on short notice by either party without cause. Our OEMs, distributors and resellers are not within our control, are not obligated to purchase products from us and may represent other lines of products. A reduction in sales effort or discontinuance of sales of our products by our OEMs, distributors and resellers could lead to reduced sales.

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

   Export sales (sales to customers outside the United States) accounted for approximately 34% of our revenue in the first six months of 1999. Accordingly, our operating results are subject to the risks inherent in export sales, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in managing foreign operations, the burdens of complying with a variety of foreign laws, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences and political and economic instability. In addition, our export sales are currently denominated predominately in United States dollars. Accordingly, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and therefore potentially less competitive in foreign markets.





                      PART II. OTHER INFORMATION


Item 1. Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

   On April 14, 1999, The Company issued 75,588 common shares to holders of Series B and Series D convertible preferred stock for payment of Series B and Series D preferred stock dividends of $49,407 for the quarter ended March 31, 1999. The issuance did not constitute a sale and was not subject to the registration requirements under the Securities Act of 1933, as amended.

Item 3. Not applicable.

Item 4. Submission of matters to a vote of Security Holders.

   At the Annual Meeting of Stockholders of the Company, held at the Company's Newark facilities on June 16, 1999, the stockholders elected six directors to serve until the next annual meeting of stockholders, approved an amendment to the 1995 Stock Plan to reserve an additional 1,200,000

_____________________
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

shares of common stock for issuance thereunder, approved an increase in the authorized common stock of the Company to 50,000,000 shares, and ratified the appointment of Ernst & Young LLP as independent public accountants of the Company for the fiscal year ending December 31, 1999. Total voting shares on the record date of April 26,1999 consisted of 7,847,572 common shares issued and outstanding, 2,688,800 common shares assuming conversion of Series B convertible preferred stock, and 1,742,920 common shares assuming conversion of Series D convertible preferred stock for a total of 12,279,292 shares.

   Results of the stockholder vote:

----------------------------------------   ------------ ------------
                                                          AGAINST/
  ITEM                                         FOR        WITHHOLD
----------------------------------------   ------------ ------------

  Election of Directors:
     Charlie Bass                           10,289,265      446,150
     Micheal Gifford                        10,289,265      446,150
     Jack Carsten                           10,289,265      446,150
     Edward Esber, Jr.                      10,289,265      446,150
     Gianlucca Rattazzi                     10,289,265      446,150
     Lars Lindgren                          10,289,265      446,150

  Amend 1995 Stock Plan                      6,211,480      477,614

  Increase in Authorized Common Shares       9,968,268      767,147

  Appoint Ernst & Young LLP                 10,370,005      365,410

----------------------------------------   ------------ ------------

Item 5.  Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits

     10.1  1999 Nonstatutory Stock Option Plan
     27.1  Financial Data Schedule (Edgar only)

b. Reports on Form 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1999

                              SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      SOCKET COMMUNICATIONS, INC.
                      ---------------------------
                             Registrant






Date:   August 10, 1999                          /s/ David W. Dunlap
                                            ------------------------------
                                                   David W. Dunlap

                                             Vice President of Finance
                                              and Administration and
                                              Chief Financial Officer