Form 10QSB
period 1999-09-30
SOCKET COMMUNICATIONS INC
filed 1999-11-15
CIK 944075

================================================================================

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


      For the Quarterly Period Ended September 30, 1999


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

   Number of shares of Common Stock ($0.001 par value) outstanding as of November 10, 1999 was 13,551,648 shares.


This report, including all attachments, contains 24 pages.

                                  INDEX

                                                                      PAGE NO.
                                                                      --------
Part I.  Financial information

         Condensed Balance Sheets - September 30, 1999 and
           December 31, 1998.......................................      3

         Condensed Statements of Operations - Three Months and
           Nine Months Ended September 30, 1999 and 1998...........      4

         Condensed Statements of Cash Flows - Nine Months
           Ended September 30, 1999 and 1998.......................      5

         Notes to Condensed Financial Statements...................     6-9

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................    10-22

Part II. Other information.........................................     23

Signatures.........................................................     24


                         PART I.  FINANCIAL INFORMATION

                            SOCKET COMMUNICATIONS, INC.
                             CONDENSED BALANCE SHEETS

                                                       (Unaudited)
                                                      September 30, December 31,
                                                           1999         1998 *
                                                     ------------  ------------
                                ASSETS
Current assets:
 Cash and cash equivalents..........................  $1,278,322      $971,157
 Accounts receivable, net...........................     848,842       874,895
 Inventories........................................     718,287       479,578
 Prepaid expenses...................................      67,408        41,764
                                                     ------------  ------------
    Total current assets............................   2,912,859     2,367,394
Property and equipment:
 Machinery and office equipment.....................     706,969       595,419
 Computer equipment.................................     575,917       480,725
                                                     ------------  ------------
                                                       1,282,886     1,076,144
 Accumulated depreciation...........................    (946,804)     (850,056)
                                                     ------------  ------------
                                                         336,082       226,088
Other assets........................................      71,920        68,603
                                                     ------------  ------------
    Total assets....................................  $3,320,861    $2,662,085
                                                     ============  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Bank lines of credit...............................    $375,802      $520,727
 Accounts payable and accrued expenses..............   1,758,433     1,362,228
 Accrued payroll and related expenses...............     287,176       201,952
 Deferred revenue...................................     286,290       240,118
 Current portion of capital leases and
   equipment financing notes........................         --         41,083
                                                     ------------  ------------
    Total current liabilities.......................   2,707,701     2,366,108

Commitments and contingencies
Stockholders' equity:
 Preferred stock, $0.001 par value; Authorized
    shares - 3,000,000
    Series B Convertible Preferred Stock:
       Designated shares - 37,500; Issued and
       outstanding shares - 15,369 at September 30,
       1999 and 30,065 at December 31, 1998;
       Aggregate liquidation preference - $818,458
       at September 30, 1999........................     834,304     1,565,976
    Series C Convertible Preferred Stock:
       Designated shares - 175,000; Issued and
       outstanding shares - 51,188 at September 30,
       1999 and 163,468 at December 31, 1998;
       Aggregate liquidation preference - $594,691
       at September 30, 1999........................     529,819     1,714,043
    Series D Convertible Preferred Stock:
       Designated shares - 175,000; Issued and
       outstanding shares - 174,292 at September 30,
       1999 and December 31, 1998;
       Aggregate liquidation preference - $1,020,000
       at September 30, 1999........................     769,887       769,887
 Common stock, $0.001 par value:
    Authorized shares - 50,000,000
    Issued and outstanding shares - 12,120,653 at
      September 30, 1999 and 7,365,914 at
      December 31, 1998.............................      12,121         7,366
 Additional paid-in capital.........................  17,363,944    14,217,366
 Accumulated deficit................................ (18,896,915)  (17,978,661)
                                                     ------------  ------------
    Total stockholders' equity......................     613,160       295,977
                                                     ------------  ------------
       Total liabilities and stockholders'
           equity...................................  $3,320,861    $2,662,085
                                                     ============  ============

* Derived from audited financial statements.
                            See accompanying notes.

                               SOCKET COMMUNICATIONS, INC.
                          CONDENSED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                ----------------------- ------------------------
                                    1999        1998        1999        1998
                                ----------- ----------- ----------- ------------
Revenues....................... $1,504,213  $1,368,091  $4,767,118   $4,030,023
Cost of revenues...............    621,857     537,115   1,935,422    1,621,446
                                ----------- ----------- ----------- ------------
Gross profit...................    882,356     830,976   2,831,696    2,408,577
                                ----------- ----------- ----------- ------------
Operating expenses:
   Research and development....    315,352     248,141     877,740      753,853
   Sales and marketing.........    568,376     499,635   1,674,825    1,457,414
   General and administrative..    286,320     251,347     957,433      840,136
                                ----------- ----------- ----------- ------------
      Total operating expenses.  1,170,048     999,123   3,509,998    3,051,403
                                ----------- ----------- ----------- ------------
Operating loss.................   (287,692)   (168,147)   (678,302)    (642,826)
Interest income................        --          --          --             4
Interest expense...............    (12,650)    (18,631)    (30,201)     (95,205)
                                ----------- ----------- ----------- ------------
Net loss.......................   (300,342)   (186,778)   (708,503)    (738,027)
Preferred stock dividend.......    (50,748)    (64,452)   (209,751)    (146,641)
Accretion of preferred stock...        --          --          --      (250,000)
                                ----------- ----------- ----------- ------------
Net loss applicable to
  common stockholders..........  ($351,090)  ($251,230)  ($918,254) ($1,134,668)
                                =========== =========== =========== ============

Net loss per share applicable
  to common stockholders.......     ($0.03)     ($0.03)     ($0.10)      ($0.16)
                                =========== =========== =========== ============

Weighted average shares
  outstanding.................. 10,646,072   7,316,027   8,798,925    7,015,889
                                =========== =========== =========== ============

                            See accompanying notes.

                              SOCKET COMMUNICATIONS, INC.
                           CONDENSED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                       -------------------------
                                                           1999         1998
                                                       ------------ ------------
OPERATING ACTIVITIES
  Net loss............................................   ($708,503)   ($738,027)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization...................      96,748      151,967
      Compensatory stock option grant and warrants....      98,520          --

      Changes in operating assets and liabilities:
        Accounts receivable...........................      26,053       13,507
        Inventories...................................    (238,709)    (252,746)
        Prepaid expenses..............................     (25,644)     (42,702)
        Other assets..................................      (3,317)      (2,298)
        Accounts payable and accrued expenses.........     396,205     (306,355)
        Accrued payroll and related expenses..........      85,224      (78,475)
        Deferred revenue..............................      46,172       22,387
                                                       ------------ ------------
          Net cash used in operating activities.......    (227,251)  (1,232,742)

INVESTING ACTIVITIES
  Purchase of equipment...............................    (206,742)     (37,622)
                                                       ------------ ------------
          Net cash used in investing activities.......    (206,742)     (37,622)

FINANCING ACTIVITIES
  Proceeds from sale of common stock, net of
    issuance costs....................................     863,399          --
  Proceeds from sale of preferred stock, net of
    issuance costs....................................         --     1,469,354
  Payments on capital leases and equipment
    financing notes...................................     (41,083)     (50,714)
  Net borrowings(payments) from borrowing under bank
    lines of credit...................................    (144,925)      21,746
  Exercise of stock options...........................       4,434          --
  Exercise of warrants................................      59,333          --
  Preferred stock dividends paid......................         --       (17,073)
                                                       ------------ ------------
          Net cash provided by financing activities...     741,158    1,423,313
                                                       ------------ ------------

Net increase in cash and cash equivalents.............     307,165      152,949
Cash and cash equivalents at beginning of period......     971,157      276,900
                                                       ------------ ------------
Cash and cash equivalents at end of period............  $1,278,322     $429,849
                                                       ============ ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest..............................      30,201       40,422
  Dividends accrued, paid/payable in common stock.....     209,751      142,033
  Series B preferred stock converted to common stock..     731,672          --
  Series C preferred stock converted to common stock..   1,184,224          --
  Dividends accrued but unpaid........................         --         4,608
  Notes payable and accrued interest
    converted to preferred stock......................         --     1,714,043
  Notes payable and accrued interest
    converted to common stock.........................         --       380,705
  Accretion of preferred stock........................         --       250,000
  Warrants issued in connection with
    equity financing..................................     117,937      153,378
  Warrants issued to placement agent in
    connection with equity financing..................     134,165          --

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

     The financial statements have been prepared on a going concern basis. The Report of Independent Auditors on the Company's financial statements for the year ended December 31, 1998 included in Form 10-KSB contained an explanatory paragraph which indicated substantial doubt about the Company's ability to continue as a going concern because of the Company's recurring operating losses, accumulated deficit, and working capital balances. As of September 30, 1999, the Company had cumulative losses of $18,896,915, stockholder's equity of $613,160, and working capital of $205,158. The Company will need to raise additional capital to fund operations during 2000 and intends to raise capital through the issuance of additional equity securities, through increased borrowings on the Company's bank lines as the levels of receivables permit, and through development funding from development partners. Such additional investments may be on terms that are dilutive to existing stockholders. The Company's inability to secure the necessary funding would have a material adverse effect on the Company's financial condition and results of operations. The Company's actual working capital needs will depend upon numerous factors, however, including the extent and timing of acceptance of the Company's products in the market, the Company's operating results, the progress of the Company's research and development activities, the cost of increasing the Company's sales and marketing activities and the status of competitive products, none of which can be predicted with certainty. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

                    SOCKET COMMUNICATIONS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                          (Unaudited)


NOTE 2 - Inventories
     Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

                                             September 30,  December 31,
                                                 1999           1998
                                             ------------   ------------
 Raw materials and sub-assemblies........       $699,056       $454,836
 Finished goods..........................         19,231         24,742
                                             ------------   ------------
                                                $718,287       $479,578
                                             ============   ============


NOTE 3 - Income Taxes
     Due to the Company's loss position, there was no provision for income taxes for the three months and nine months ended September 30, 1999 and 1998.

NOTE 4 - Net Loss Per Share and Net Loss Per Share Applicable to Common Stockholders
     The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

     The following table sets forth the computation of basic net loss per share:

                                          Quarter Ended         Nine Months Ended
                                          September 30,           September 30,
                                   -----------------------  ------------------------
                                       1999        1998         1999        1998
                                   ----------- -----------  ----------- ------------
Numerator for basic:
   Net Loss.......................  ($300,342)  ($186,778)   ($708,503)   ($738,027)
   Preferred stock dividends......    (50,748)    (64,452)    (209,751)    (146,641)
   Accretion of preferred stock...        --          --           --      (250,000)
                                   ----------- -----------  ----------- ------------
Net loss applicable to
common stockholders...............  ($351,090)  ($251,230)   ($918,254) ($1,134,668)
                                   =========== ===========  =========== ============

Denominator:
Weighted average common
shares outstanding used
in computing basic net
loss per share.................... 10,646,072   7,316,027    8,798,925    7,015,889
                                   =========== ===========  =========== ============

Basic and diluted net
loss per share applicable
to common stockholders............     ($0.03)     ($0.03)      ($0.10)      ($0.16)
                                   =========== ===========  =========== ============

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

                    SOCKET COMMUNICATIONS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                          (Unaudited)


NOTE 5 - Bank Financing Arrangements
     In October 1999, the Company entered into a credit agreement with a bank which expires on October 14, 2000. This credit agreement replaces the credit agreements existing at September 30, 1999. The credit facility under the new agreement allows the Company to borrow up to $1,750,000 based on the level of qualified domestic and international receivables
($1,000,000 and $750,000, respectively), at the lenders index rate which is based on prime, plus 1.5% and 1.0%, respectively, on domestic and international receivables. The rates in effect at the date of the agreement were 9.75% and 9.25%. As of September 30, 1999 and December 31, 1998, outstanding borrowings under the Company's previous credit agreements were $375,802 and $520,727, respectively, which were the amounts available under the lines.


NOTE 6 - Convertible Preferred Stock
     The Company is required to pay quarterly dividends on its Series B and Series D convertible preferred stock. Dividends accrue at the rate of 8% per annum and are payable in cash or in common stock at the option of the board of directors of the Company. Accrued dividends for the quarter ended September 30, 1999 for the Series B convertible preferred stock were $19,927, which were paid through the issuance of 14,669 shares of common stock in October 1999. Accrued dividends for the quarter ended September 30, 1999 for the Series D convertible preferred stock were $20,000, which were paid through the issuance of 14,607 shares of common stock in October 1999.

     Dividends on the Company's Series C convertible preferred stock accrue at the rate of 8% per annum and are payable through the issuance of common stock at the time of conversion. Accrued dividends for the quarter ended September 30, 1999 were $10,821 payable through the issuance of 21,262 shares of common stock at the time of conversion.

     During the quarter ended September 30, 1999, 744,800 common shares were issued on conversion of 7,448 Series B convertible preferred shares, and 19,514 common shares were issued on conversion of 822 Series C convertible preferred shares plus accrued dividends. At September 30, 1999, convertible preferred shares were convertible into common shares at the option of the holder as follows:

                                            Common Shares
                                           ---------------
       Series B..........................       1,536,900
       Series C plus accrued dividends...       1,168,200
       Series D..........................       1,742,920
                                           ---------------
       Total Shares......................       4,448,020
                                           ===============

                    SOCKET COMMUNICATIONS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                          (Unaudited)


NOTE 7 - Common Stock Financing
     On September 28, 1999, the Company sold 936,058 shares of common stock in a private placement financing at $1.08 per share with total proceeds of $1,010,949. Total cash issuance costs to complete the financing were $147,550. In conjunction with the financing, the Company issued three-year warrants to investors to acquire an additional 140,401 shares of common stock at $1.08 per share, and issued 159,720 three-year warrants to the placement agent to acquire common stock at the same price. Using a Black-Scholes valuation formula, $117,937 of the proceeds were attributed to the warrants issued to investors, and the warrants issued to the placement agent were valued at $134,165.


NOTE 8 - Segment Information
     The Company operates in one segment, connection solutions for mobile computers. The Company markets its products in the United States and foreign countries through its sales personnel and distributors.
Information regarding geographic areas for the quarter and nine months ended September 30, 1999 and 1998 are as follows:

                                   Quarter Ended            Nine Months Ended
                                   September 30,              September 30,
                             -------------------------  -------------------------
                                 1999         1998          1999         1998
                             ------------ ------------  ------------ ------------
Revenues:
   United States............    $990,771   $1,041,165    $3,150,340   $2,612,332
   Europe...................     361,753      283,799     1,250,044    1,102,390
   Asia and rest of world...     151,689       43,127       366,734      315,301
                             ------------ ------------  ------------ ------------
                              $1,504,213   $1,368,091    $4,767,118   $4,030,023
                             ============ ============  ============ ============


Export revenues are attributable to countries based on the location of the customers. The Company does not hold long lived assets in foreign locations.

Major customers who accounted for at least 10% of total revenues were as follows:

                                   Quarter Ended            Nine Months Ended
                                   September 30,              September 30,
                             -------------------------  -------------------------
                                 1999         1998          1999         1998
                             ------------ ------------  ------------ ------------
   Ingram Micro.............          25%          33%           25%          28%
   Merisel..................          14%           3%           10%           1%
   PPCP Ltd. ...............           3%           8%            6%          11%
   Tech Data................           9%           8%            8%          12%
   Telrepco Inc. ...........          --           18%            1%           6%

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

Overview

     We are a leading supplier of connectivity products to the emerging Windows CE handheld computing market. We believe that we are the world's leading supplier of serial plug-in cards for Windows notebooks and for Windows CE computers with PC card slots. During 1998, we expanded our PC Card connection family of products to add a family of CompactFlash ("CF+") serial, low power Ethernet and tethered bar code scanning connection products to support the smallest Windows CE computer, the Palm-size PC. We expanded this family in the second half of 1999 with the development of an integrated CF+ bar code scanner card and digital phone cards for the North American CDMA and worldwide GSM telephone markets. Our family of low-power serial and Ethernet plug-in card connection products, our family of low-power plug-in cards for bar code scanning products, and, commencing with the fourth quarter of 1999, our family of digital telephone connection cards, are our principal sources of revenues.

     Four classes of Windows CE computers are now available from a number of computer manufacturers: the H/PC professional (mini-notebook); the H/PC (clam shell design with keyboard); the Palm-size PC (pocket-sized computer) and the tablet PC (ruggedized touch screen in mini-notebook size). These computers are desktop companions designed to synchronize with a Windows desktop computer. They also operate on double-A or triple-A size rechargeable batteries, and so low power consumption is an important feature for products that plug into and are powered by the computer. The H/PC professional and the H/PC have a PC Card slot for input/output. The Palm-size PC, some H/PC professionals and the tablet PCs have a CF+ slot for input/output. The H/PC professionals were released in the second half of 1998, the color Palm-size PCs were released in the first quarter of 1999 and the tablet PCs were released beginning in the third quarter of 1999.
All of our low power Battery FriendlyTM products are designed to work with these Windows CE computers and also with Windows notebook computers.

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

     Our core technologies are in transferring data into and out of Windows CE and Windows mobile computing devices through the PC Card or CF+ slot, achieving high data transfer speeds and low power consumption. Our serial connection products are designed to connect one or more peripheral devices, such as a bar code wand, scanning gun, bar code printer or mobile digital phone, to a mobile computer, or to connect two devices together. Our Ethernet connection products are designed to connect a mobile computer to an Ethernet network. Our connection product strategy has been to create a broad family of low-power connection products in PC card and in CF+ form factor, with standard (removable cable) or ruggedized (fixed cable) designs that work with Windows CE and Windows notebook computers.

     We have identified two specific product areas where we have aligned ourselves with industry leaders to create products for Windows CE and Windows mobile computers: the data collection market; and the cellular telephone market.

     In the data collection market, we have aligned with Welch Allyn to create bar code scanning wand plug-in cards and have aligned with Symbol Technologies to attach two of Symbol's laser scanning guns through plug-in cards, which began shipping at the end of 1998, and to develop an integrated CF+ laser bar code scanning card which began shipping in October 1999. The card when inserted into a Palm-size or tablet PC, converts the handheld PC into an integrated bar code laser scanner. These products sell with bar code scanning software that we created. We have also aligned with Zebra Technologies to connect their bar code label printers to Windows CE computers which are expected to begin shipping in the fourth quarter of 1999.*

     In the mobile digital telephone market, we have developed CF+ telephone connection cards to connect GSM and CDMA data-enabled mobile digital telephones directly to a Windows CE or Windows mobile computer. We support selected mobile digital phones from Qualcomm, Nokia, and Ericsson and plan to expand telephone coverage to other phone manufacturers.* CDMA is the digital telephone technology most widely deployed in North America. These phones and our telephone connection cards began selling in Canada through Bell Mobility during the third quarter of 1999 and were placed in
our U.S. distribution channels in October 1999.   Several U.S. phone
carriers have launched or announced intentions to launch nationwide digital services. We are working with Sprint to place our telephone cards CDMA telephone connection cards in Sprint's U.S. distribution channels during the fourth quarter of 1999 and the first quarter of 2000 and expect to do the same with other U.S. based carriers.* We have also licensed software from MTDS Oy, a data communications software company based in Finland, to allow telephone connection cards to work with cellular telephones on the GSM networks which are prevalent in Europe and parts of Asia and to a lesser extent in the U.S. We plan to offer our GSM telephone connection cards commencing in the fourth quarter of 1999.*

     We believe that we have developed strong working relationships with Microsoft and with Windows CE handheld computer manufacturers for integrating connection solutions into Windows CE devices, with our

_____________________
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

strategic development partners, and with software application developers in providing technical assistance in the porting of their applications to the Windows CE operating system.

     The Company developed during the years 1994 through 1996 extensive software programs and tools to send to and receive data on Windows-based
computers utilizing the paging networks.   In 1998, we entered into a
development contract with Motorola Corporation to interface our paging receiver software with a CF+ receiver module being developed by Motorola for the Palm-size PC. The software transfers paged information of any length to either an inbox (email) or to the application the paged information is intended to update such as Internet pages and user files. This program is currently on hold. We do not expect one-way paging receiver products under this contract to be available during 1999 or the first quarter of 2000. With recent announcements by several paging carriers to promote the growth of two-way paging, such one-way products may not ever become commercially available.*

     We expect to continue to expand our strategic partnering relationships and develop mobile computing connection products during the first half of 2000 that combine removable memory and input/output functions across all of our product lines. The Company has in development combination PC and CF+ cards that combine input/output functions with removable memory functions utilizing MultiMediaCard memory from SanDisk Corporation. Combination memory/input-output products are expected to be commercially available beginning in the second half of 2000.*

     Although we believe that our focus on the Windows CE operating system for handheld computers and our new products and strategic relationships position us for near-term revenue growth, we have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly operating losses at least through the end of 1999 and possibly longer.* Our ability to achieve profitability will be highly dependent upon:

 - increased market acceptance of products;
 - our ability to maintain our working capital balances and to obtain additional capital to fund future working capital requirements;
 - market acceptance of mobile computers that use Microsoft's Windows CE operating system;
 - the expansion of development and OEM customer relationships to increase development and product sales revenues;
 - the development of successful new products for new and existing markets;
 - our ability to maintain and increase gross margins through higher sales volumes and contract manufacturing efficiencies;
 - our ability to expand our distribution capability;
 - our ability to perform on development contracts; and
 - our ability to manage our operating expenses.

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

     As of September 30, 1999, we had a net equity balance of $613,160, a cash balance of $1,278,322 and a working capital balance of $205,158. We will require additional funding in 2000 to meet our future working capital needs.* The inability to obtain such funding could require us to significantly reduce or suspend operations, sell additional securities on terms that are highly dilutive to investors or otherwise have a material adverse effect on our financial condition or operating results. See "- Liquidity and Capital Resources" and "-Risk Factors" for a discussion of our need for additional capital and other risks that may affect our ability to attain profitability.


Results of Operations

Revenue

     Revenue for the three and nine months ended September 30, 1999 of $1,504,213 and $4,767,118 increased 10% and 18%, respectively, over the corresponding periods a year ago. We experienced volume growth across all of our product families, including our low-power Ethernet card sales, recurring sales of custom OEM serial cards, and sales of our bar code scanner connection products. 1998 revenue included a single custom bar code scanning card sale in the second and third quarters which accounted for approximately $250,000 of 1998 third quarter revenue and $350,000 of 1998 nine-months revenue.

Gross Profit

     Our gross profit for all periods presented are similar, reflecting small variations in product mix between the periods. Gross profit for the third quarter of 1999 was 59% of revenue compared to 61% for the same quarter a year ago. Our gross profit for the nine months ended September 30, 1999 was 59% of revenue compared to 60% for the same period a year ago.

Research and Development

     Research and development expenses for the three and nine months ended September 30, 1999 were $315,352 and $877,740, respectively, a 27% and 16% increase for the three and nine months, respectively, compared to the corresponding periods a year ago. The increases primarily reflected increased personnel costs and other costs associated with increased research and development activities. We expect to moderately increase our research and development expenses in the fourth quarter of 1999.*

Sales and Marketing

     Sales and marketing expenses for the three and nine months ended September 30, 1999 were $568,376 and $1,674,825, respectively, a 14% and 15% increase, respectively, over the corresponding periods a year ago. The increases reflected higher personnel costs from increased staffing

_____________________
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

beginning in the fourth quarter of 1998, and higher levels of advertising and product promotion. We expect to moderately increase our sales and marketing expenses in the fourth quarter of 1999.*

General and Administrative

     General and administrative expenses for the three and nine months ended September 30, 1999 were $286,320 and $957,433, respectively, a 14% increase for the quarter and nine months over the corresponding periods a year ago. Increases for the quarter were primarily due to higher personnel costs. Increases for the nine months were due to higher personnel costs, to charges in the first quarter of 1999 relating to compensatory stock option grants and warrants, and higher occupancy costs, partially offset by lower costs of outside professional services. We expect to incur moderate increases in our general and administrative expenses in the fourth quarter of 1999.*

Interest and Other Income / Expense

     Interest income primarily reflects interest on cash balances and is negligible. Interest expense for the three and nine months ended September 30, 1999 was $12,650 and $30,201, respectively, compared to $18,631 and $95,205 for the same periods in 1998, representing interest on equipment lease financing obligations and bank credit line balances outstanding. In addition, interest expense in 1998 included interest on convertible subordinated notes that converted into Series C preferred stock in March and May 1998.

Preferred Stock Dividend; Accretion of Preferred Stock

     Convertible preferred stock dividends reflect dividends earned at 8% per annum on Series B and Series C convertible preferred stock issued during the first and second quarters of 1998 and on Series D convertible preferred stock issued during the fourth quarter of 1998, partially offset by lower dividends resulting from the conversion of preferred stock into common stock by some of the holders. Accretion of preferred stock in 1998 reflected a purchase price discount of 20% from market for $1.0 million of Series B convertible preferred stock issued during the first quarter. The accounting effect of accretion is to increase by 20% the amount of the Series B convertible preferred stock and to charge accumulated deficit by the same amount as if the Series B convertible preferred stock had been issued at market price.

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

Liquidity and Capital Resources

     During the nine months ended September 30, 1999 and 1998, we used $227,251 and $1,232,742, respectively, in cash for operating activities. Net cash used for operations in 1999 resulted primarily from the net loss and increases in inventories, partially offset by a charge for compensatory stock option grants and warrants and increases in accounts payable and accrued payroll and related expenses. Net cash used for operations in 1998 resulted primarily from the net loss, increases in inventory and decreases in accounts payable and accrued payroll and related expenses.

     Cash used for investing activities was $206,742 for the nine months ended September 30, 1999 and $37,622 for the corresponding period in 1998. 1999 amounts reflected tooling costs for new products, costs of purchased software and new computer equipment.

     Cash provided by financing activities during the nine months ended September 30, 1999 of $741,158 reflected the issuance of $1,010,949 in common stock from a private placement financing completed in September 1999, less issuance costs of $147,550, less reduced borrowings under our bank lines of credit, and less payments on capital leases and equipment financing notes. Cash provided by financing activities during the nine months ended September 30, 1998 of $1,423,313 reflected the issuance of $1,500,000 in Series B convertible preferred stock less issuance costs of $30,646 and less payments on capital leases and equipment financing notes.

     We will require additional funding in 2000 to fund our operations and to strengthen our working capital balances, which we intend to accomplish through the issuance of additional equity securities, through increased borrowings on our bank lines as the levels of receivables permit, and through development funding from development partners. We may not be able to raise additional capital on acceptable terms, if at all. If we do, the additional capital may be on terms that are dilutive to existing stockholders. Our inability to secure any necessary funding would significantly impair our ability to operate and would adversely affect our financial condition.*

Year 2000 Compliance

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

systems Year 2000 compliant at an approximate cost of $15,000, paid from operating funds. We believe that all of our internal systems are Year 2000 compliant. We have also communicated with our major suppliers and distributors, and are not aware of any compliance issues. We have not assessed our non-information technology systems to determine whether there are any Year 2000 issues. We believe that the most reasonably likely worst case Year 2000 scenarios would relate to problems with the systems of third parties rather than with our internal systems or products. It is clear we have the least ability to assess and remedy the Year 2000 problems of third parties and we believe the risks are greatest with infrastructure (e.g. electricity supply, water and sewer service), telecommunications, transportation supply chains and critical suppliers of materials. We are of the belief that disruption of services, if any, are likely to be of limited duration (less than 30 days), and that inventory balances of our products in our distribution channels should be sufficient to cover any limited duration interruptions. In addition, should such disruptions affect a supplier or a distributor for a longer time period, we believe that we have or can develop alternative sources of supply and alternative distribution channels, ship our products directly from our suppliers or directly to our customers, or employ other contingency steps to minimize any disruption affecting our business, results of operations, or financial condition. *

Risk Factors

We will need to raise additional capital to fund our operations. Our independent auditors have expressed doubt about our ability to continue as a going concern.

     As of September 30, 1999, we had cash and cash equivalents of $1,278,322 and a working capital balance of $205,158. We believe our existing capital resources will be sufficient to satisfy our working capital requirements through at least the first quarter of 2000.* In this regard, we will need to raise additional capital to fund our working capital requirements for the balance of 2000 and beyond. The Report of Independent Auditors on our financial statements for the year ended December 31, 1998 contains an explanatory paragraph regarding our need for additional financing and indicating substantial doubt about our ability to continue as a going concern. We may not be able to raise additional capital on acceptable terms, if at all. If we do, the additional capital may be on terms that are dilutive to existing stockholders. Our inability to secure any necessary funding would significantly impair our ability to operate and would adversely affect our financial condition.

The trading market for our common stock is illiquid, and our tangible net worth and common share price are near the minimum required for continued listing on the Pacific Exchange

     Our common stock trades on the OTC Bulletin Board. Our common stock is also quoted on the Pacific Exchange. The continued listing criteria of the Pacific Exchange requires us to have:

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

    We completed a common stock equity financing at the end of September 1999 that brought us into compliance with the minimum listing requirements of the Pacific Exchange. At September 30, 1999, our stockholders' equity was $613,160 and our share bid price was $1.22. We will need to maintain a stockholders' equity balance of at least $500,000 and a share bid price of at least $1.00 or we will again become subject to delisting by the Exchange. There are no assurances that we will be able to achieve profitability or make up through future equity financings any future losses in order to maintain our minimum stockholders' equity balances. Should we be delisted from the Exchange, trading in our stock will become subject to the Commission's "penny stock" rules, which will make it more difficult for our stockholders to trade our stock.

Shares eligible for future sale may adversely affect the market price for our common stock

     As of November 10, 1999, we had outstanding securities convertible into or exercisable for the following amounts of common stock:

 - 2,384,251 shares issuable upon the exercise of options under our 1999, 1995 and 1993 Stock Plans;
 - 4,450,444 shares issuable upon exercise of warrants, certain of which include dilution adjustments whenever we issue common stock or securities converting into common stock at prices below $6.00 per share;
 - 1,497,100 shares issuable upon the conversion of Series B convertible preferred stock;
 - 1,144,717 shares issuable upon conversion of Series C convertible preferred stock, plus additional shares will accrue for dividends through the date of conversion; and
 - 435,730 shares issuable upon the conversion of Series D convertible preferred stock.

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

We have a history of operating losses and we cannot assure you that we will ever achieve profitability

     We were incorporated in March 1992 and we have incurred significant operating losses in every fiscal period since inception. We may continue to incur quarterly operating losses at least through the end of 1999 and possibly longer.* Profitability, if any, will depend upon:

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

Our ability to comply with industry standards is critical to our business

     We must continue to identify and ensure compliance with evolving industry standards to remain competitive. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers. We could be required, as a result, to invest significant time and resources to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we would miss opportunities to have our products specified as standards for new hardware components designed by mobile computer manufacturers and OEMs. The failure to achieve any such

_____________________
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis Of Financial Condition and Results Of Operations and in the Form 10-KSB Sections.

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

The market for our products changes rapidly, and our success depends upon our ability to develop new and enhanced products

The market for our products is characterized by rapidly changing technology, evolving industry standards and short product life cycles. Accordingly, to remain competitive we must be able to:

 - identify emerging standards in the field of mobile computing products;
 - enhance our products by adding additional features to differentiate our products from those of our competitors; and
 - maintain superior or competitive performance in our products and bring products to market quickly.

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

Our quarterly operating results may fluctuate in future periods and our future results are difficult to predict because we have little order backlog

     We expect to experience quarterly fluctuations in operating results in the future. We generally ship orders as received and as a result typically have little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, we have often recognized a substantial portion of our revenues in the last month of the quarter. This subjects us to the risk that even modest delays in orders adversely affect our quarterly operating results. Our operating results may also fluctuate due to factors such as:

 - the demand for our products;
 - the size and timing of customer orders;
 - unanticipated delays or problems in the introduction of our new products and product enhancements;
 - the introduction of new products and product enhancements by our
 - competitors;
 - changes in the proportion of revenues attributable to royalties and engineering development services;
 - product mix;
 - timing of software enhancements;
 - changes in the level of operating expenses; and
 - competitive conditions in the industry including competitive pressures resulting in lower average selling prices.

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

We depend on distributors, resellers and OEMs to sell our products

     We sell our products primarily through distributors, resellers and other equipment manufacturers ("OEMs"). Our largest distributor, Ingram Micro in the U.S., accounted for approximately 25% of our revenue in the first nine months of 1999. Our second largest distributor, Merisel in the U.S., accounted for approximately 10% of our revenue in the first nine months of 1999. Our largest OEM customer, Compaq Computer Corporation, accounted for approximately 8% of our revenue in the first nine months of 1999. Our agreements with OEMs, distributors and resellers, in large part, are nonexclusive and may be terminated on short notice by either party without cause. Our OEMs, distributors and resellers are not within our control, are not obligated to purchase products from us and may represent other lines of products. A reduction in sales effort or discontinuance of sales of our products by our OEMs, distributors and resellers could lead to reduced sales.

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

                     PART II. OTHER INFORMATION



Item 1.  Not applicable.

Item 2.  Changes in Securities and Use of Proceeds.

     On July 14, 1999, we issued 44,894 common shares to holders of Series B and Series D convertible preferred stock for payment of Series B and Series D preferred stock dividends of $44,907 for the quarter ended June 30, 1999. The issuance did not constitute a sale and was not subject to the registration requirements under the Securities Act of 1933, as amended.

     On September 28, 1999, we sold 936,058 common shares at $1.08 per share (total of $1,010,949) to four outside investors and to a director of the Company. The issuance was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. In addition, the recipients of the securities represented their intention to acquire the securities for investment only and not with a view for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions.

     On various dates during the quarter, we issued a total of 123,097 common shares (proceeds of $59,333) pursuant to the exercise of common stock warrants issued in connection with our preferred stock financings in 1998, and 1,760 common shares (proceeds of $870) pursuant to the exercise of an employee stock option in accordance with the terms of our stock option plans.

Items 3 - 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

     10.1  Form of registration rights agreement
     10.2  Form of investor warrant
     10.3  Placement agent warrant
     27.1  Financial Data Schedule (Edgar only)

b. Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1999

                             SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     SOCKET COMMUNICATIONS, INC.
                             Registrant






Date:   November 12, 1999                 /s/ David W. Dunlap
                                         -----------------------------
                                              David W. Dunlap
                                          Vice President of Finance
                                           and Administration and
                                          Chief Financial Officer