Form 10KSB
period 1999-12-31
SOCKET COMMUNICATIONS INC
filed 2000-03-27
CIK 944075

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

           For the fiscal year ended December 31, 1999

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

Revenue for the fiscal year ended December 31, 1999: $6,876,108


Aggregate market value of Common Stock ($0.001 par value) held by non-affiliates on March 9, 2000 based on closing price on such date:
$640,000,000. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

Number of shares of Common Stock ($0.001 par value) outstanding as of March 09, 2000 is 18,869,261 shares.

                   Documents Incorporated by Reference:
        Document                                         Part of Form  10-KSB
 ---------------------------------------------------     --------------------
 Proxy Statement for the Annual Meeting of                     Part III
 Stockholders for fiscal year ended December 31, 1999

                              PART I

Item 1. Business

This Business section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Business section and in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.


General

We develop and sell low power "Battery Friendly(TM)" connection solutions for Windows-powered handheld computers and notebooks, which together we refer to as mobile computers. We classify our products into four product families. Our Digital Phone Cards connect mobile computers to data-enabled digital mobile phones that allow a mobile computer user to wirelessly access the Internet, and access email or other data through a mobile phone while mobile. Our Peripheral Connection Cards connect computer peripherals or other electronic devices to mobile computers. Our Data Collection Cards connect bar code wands and bar code laser scanners to mobile computers, which serve as data collection devices for scanned bar code information.
Our Data Collection Cards also include our In-Hand Scan Card, which is a laser scanner on a CompactFlash card that plugs into the expansion slot on the mobile computer and is activated by the computer's
external buttons.   Our Ethernet Card connects a mobile computer to a
corporate Ethernet network and provides location-independent computing. We are developing for the second half of 2000 a Bluetooth wireless communications plug-in module for mobile computers to wirelessly connect mobile computers to other Bluetooth-enabled devices such as mobile phones or other appliances. We are also developing for third quarter of 2000 combination flash memory and input/output connections that add a slot for MultiMediaCard(TM) flash memory from SanDisk Corporation, enabling data such as prerecorded music or large data files to be easily removed or inserted into the mobile computer. Our connection products utilize industry standard PC Card and CompactFlash form factors. We are a leading supplier of low-power connectivity products to the Windows-powered computing market. This market continues to expand, stimulated by the development of new handheld devices that utilize Microsoft's Windows operating systems, development of digital phone networks that will transfer data as well as voice, and development of consumer software applications such as electronic books software to facilitate reading a book on a mobile computer, and streaming video software to allow the viewing of audio and video as it is transferred from the Internet.


Significant Business Developments during 1998 and 1999

During 1998 and 1999, we completed a number of steps to strengthen our mobile computer connection products leadership position and to improve our financial condition and operating results:

  - We expanded our PC Card connection family of products to add a family of CompactFlash (CF+) Peripheral Connection Card, Low Power Ethernet Card, Data Collection (bar code scanning) Card and Digital

Phone Card products to support the smallest Windows-powered handheld computer, the Pocket PC and other computers containing a CompactFlash slot.

   - We sought recurring OEM business for our products. Our Peripherals Connection PC Card was selected by Compaq Computer Corporation for use with its Remote Insight Board for remote management of Compaq servers. Shipments began in the fourth quarter of 1998. Our Low Power Ethernet PC Card was selected by Unisys Corporation for use with a Windows CE check reader. Shipments began in the third quarter of 1999.

   - We established several key strategic relationships with industry leaders for developing new products for use with Windows-powered mobile computers including Symbol Technologies (attaching laser scanners to mobile computers by cable, and developing an integrated laser scanner in a CompactFlash form factor for insertion in a Pocket or tablet-sized mobile computer) and SanDisk Corporation (adding MultiMediaCard flash memory to our connection products). We also began working closely with several North American digital phone service providers to develop digital mobile phone connection products for connecting mobile computers to data-enabled digital mobile phones designed to transfer voice and data over digital mobile phone networks. Our Digital Phone Cards began shipping in the second half of 1999. We connect to data-enabled phones from the leading mobile phone manufacturers in the North American CDMA phone markets and the worldwide GSM phone markets.

   - We improved our products. We completed the development of a follow-on proprietary, low power Application Specific Integrated Circuit (ASIC) with advanced features for usage in a number of existing and future products. This proprietary ASIC allowed us to increase our data transfer speeds and reduce our manufacturing costs. Product improvements also included creating enhanced Ethernet drivers and a crossover connector to improve Ethernet ease-of-use and setup, and the extension of our ruggedized form factor to more of our products.

   - We expanded our distribution channels and more closely aligned them with those used by the mobile computer manufacturers, and we increased our co-marketing activities on the web. In addition, on-site representation was added in Europe and Asia in the fourth quarter of 1998 to more closely support our international distributors.

   - We increased our capital, raising $2.4 million in new equity financings and converting approximately $2.1 million of convertible debt and accrued interest into equity in 1998 and raising $5.5 million in new equity financings in 1999. In addition, we issued public warrants to acquire common stock in June 1995 that commenced exercising in January 2000. We expect these warrants to raise approximately $4.6 million of capital during the first half of 2000. As of March 20, 2000, approximately $3.0 million of warrants have been exercised.

   - We improved our operating results by increasing our revenues 15% in 1998 over 1997 and 26% in 1999 over 1998, improved our gross margins from 42% in 1997 to 59% in 1998 and 1999. We have also reduced our operating expenses as a percentage of our revenue from $5.4 million in 1997 (113% of revenue) to $4.2 million in 1998 (77% of revenue), to $4.9 million in 1999 (71% of revenue). We expect to further improve our operating expense ratios as our revenues increase.

   - We have commenced development of two new categories of connection products to enhance our current product lines. We are working with SanDisk Corporation to create combination input/output and memory cards by adding removable flash memory to our current connection products. These combination cards are expected to be available in the third quarter of 2000. We filed patent applications for the technology we developed to make removable memory work in a removable connection device. We are also developing cordless connection products for shipment in the second half of 2000 that will utilize Bluetooth technology to replace connection cables with close proximity cordless communications.

Although we believe that our focus on Windows-powered mobile computers, our expanding family of connection products and our relationships with key industry strategic partners position us for future revenue growth, we have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly operating losses at least through the first half of 2000 and possibly longer and such losses, should they continue, may require us to raise additional capital in the future. There are no assurances that such capital would be available on acceptable terms, if at all.

As of December 31, 1999, we had a cash balance of $4,284,670, stockholders' equity of $5,008,597 and working capital of $4,615,491. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," and "Risk Factors" for a discussion of our history of operating losses and other risks that may affect our ability to attain profitability.


Products

Low Power Consumption - Since our inception, we have developed low power connection products for use with mobile computing devices. Our products consume less power than the products of our traditional competitors. Low power consumption is an attractive feature for connection products for mobile computing devices because it allows handheld computers and notebooks to operate for longer periods on internal power without requiring the user to change or charge batteries. Changing or recharging handheld computer batteries frequently is inconvenient and expensive and reduces the user's productivity. We continue to focus on further reducing the power consumption of our products, since Windows CE handheld computers operate on two AA sized or similar small rechargeable batteries.

Connections and Form Factors - Today, we are producing most of our products with a choice of two connectors, standard or ruggedized, and two form factors, PC Card or CompactFlash. Standard connectors are detachable. The ruggedized Card has an integrated fixed cable that maintains solid contact in high vibration environments such as moving vehicles. It also has a molded strain relief to protect against lateral stress and seal out dust and moisture, and a rigid, sonic welded frame to resist torque that could otherwise crack circuit board traces. PC Card form factors are credit card size cards that conform to the standards created for PC Cards by the PCMCIA Association. CompactFlash cards are the size of a matchbook and conform to standards established by the CompactFlash Association. Almost all Windows-powered notebooks and handheld computers except for the Pocket PC have a PC Card slot. The Pocket PC uses a CompactFlash slot for input/output connections. In 1997, we worked with Microsoft Corporation and the Windows CE handheld device manufacturers to adapt the CompactFlash form factor as a 3.3 and 5.0 volt input/output connector for the Pocket PC. Previously, the CompactFlash form factor had been used primarily for add-on memory cards. The CompactFlash form factors designed by us were subsequently adopted by all of the Windows CE manufacturers and were certified in 1998 as standards by the CompactFlash Association, which is the recognized standards-setting body for CompactFlash devices. We are a member of that Association, and our vice president of engineering began serving as a director in 1999. We expect that the CompactFlash I/O form factor will be adopted for use with future smaller computing and data collection devices, and that the market for these products will grow. We have also announced that we are developing combination I/O and memory cards using removable MultiMediaCardT flash memory from SanDisk Corporation. We are also developing close proximity cordless connection products incorporating Bluetooth technology. We expect to commercially release products incorporating removable memory in the second half of 2000 and we expect to commercially release Bluetooth cordless connection products by the end of 2000.

Wireless Products - We are shipping Digital Phone Connection Card products and are developing Bluetooth cordless connection products.

Digital Phone Card connection products have been designed to transfer data between a new generation of data-enabled digital CDMA (Code Division Multiple Access) mobile telephones or digital GSM (Global Standard for Mobile) mobile phones and Windows-powered mobile computers. CDMA is the most widely used digital mobile phone network technology in North America and GSM is the most widely used digital mobile phone network technology in Europe. The Digital Phone Cards support data-enabled mobile phones from most of the major mobile phone manufacturers. The Digital Phone Card directly connects the phone and the mobile computer through either the PC Card or CompactFlash Card slot on the computer, and allows the user to use browser, email and other phone connection software installed on the mobile computer to dial and connect wirelessly to the Internet for browsing the web, retrieving or sending e-mail, or connecting to corporate databases in the same manner that a user would use a modem to connect through a landline telephone. We believe that our Digital Phone Card offers several advantages over a direct serial connection cable, including minimal power drain on the mobile phone, interchangeability between mobile computers and capacity for future higher data transfer speeds as network data transfer speeds increase.

Bluetooth cordless connection products will allow close proximity wireless connections between a handheld computer or notebook and other Bluetooth-enabled devices such as printers, desktops, bar code scanners, other handheld devices, set top boxes, digital cameras, home appliances or mobile phones. We are developing cordless connections for Windows-powered mobile computers and other devices utilizing Bluetooth technology. Bluetooth is the name given to cordless communications standards being developed by a consortium of mobile phone, software and hardware companies to facilitate close proximity communications between Bluetooth-enabled devices. We do not expect cordless products to be widely commercially available until near the end of 2000.

Peripheral connection products - We believe that we produce the world's leading family of Peripheral Connection PC and CF+ Cards utilizing serial technology. In December 1996 and during 1997, we expanded our Peripheral Connection Card product line by adding ruggedized connections, dual connection cards, and an Ethernet/serial multifunction PC Card. In 1998 we added CompactFlash connection cards. During the first half of 2000, we expect to complete a Quad (4 port) Peripheral Connection PC Card. Our Peripheral Connection Cards operate as a standard communication port and can work with conventional serial communications programs. Peripheral devices that can attach to our Peripheral Connection Cards include stenography machines for court reporting, medical instruments for monitoring or data collection, label printers for inventory control, high speed fax/modems for web browsing, and global positioning systems for tracking location and time. Adding one or more serial ports to a computer through either the PC Card or CompactFlash slot provides higher data transfer rates than a built-in serial port because of the buffered UART built into our serial card products. Our cards can also transfer power from the computer to a peripheral device, which cannot be accomplished through the built-in serial port. Our Peripheral Connection Card was the first PC Card to receive certification from Microsoft for operation with Windows CE handheld computers. All of our serial products use a proprietary high integration serial chip that was first developed in 1993. During 1999 we completed development of a new high integration serial chip, which is used in all of our peripheral connection product lines. The new chip lowers power consumption, improves functionality including higher data transfer speeds, and costs less to manufacture.

Low Power Ethernet Products - Ethernet Cards enable a mobile computer to communicate with an Ethernet network and are used for higher speed desktop synchronization, large file transfers, and network connections to the Internet for web browsing and E-mail. We released the first commercially available PC Card Ethernet adapter in 1992, which was compatible with the popular NE2000 network controller, allowing us to utilize the certified network drivers included with the major PC-based network operating systems. In December 1997, we introduced our Low Power Ethernet PC Card product designed for use with Windows CE-based computers and Windows notebooks and in 1998, introduced a CompactFlash version of the product. In 1997 we also introduced an Ethernet/serial multifunction PC Card. We believe that our Low-Power Ethernet Card products consume less power than any other Ethernet adapter on the market and allow data transfers to occur at up to 200 times faster than through the RS232 port on the notebook or handheld computer. The Low-Power Ethernet Card is recognized by Version 2.0 and higher of the Windows CE operating system. During 1998, we also enhanced our software drivers to add features such as automatic synchronization and soft status lights which display key network information on the host computer's screen. We plan to expand our present Low Power Ethernet product line with a 10/100 MB card in the second half of 2000.

Data Collection Products - Data Collection Cards are used in conjunction with data collection devices such as bar code scanners. In October 1997, we introduced the first of our data collection products, an LED bar code scanning wand manufactured by Welch Allyn, which can be attached to a Windows-powered handheld computer or Windows notebook computer through a PC Card computer slot. In 1998, we released a CompactFlash version of our Data Collection Card. The Data Collection Cards can be configured to deliver power to the scanning device from the computer, which is an advantage over most built-in serial ports, which generally cannot provide sufficient power from the computer, and eliminates the need to carry a separate bar code scanner power source. We also developed keyboard emulation scanning software that can be configured to route scanned data to third party data collection programs. During 1998, we connected a Data Collection Card with a
laser scanning gun as a special customer order.   In January 1999, we
released the first of our standard laser bar code scanning products, connecting two mobile laser bar code scanning guns from Symbol Technologies to a Data Collection PC card for use with Windows notebooks and Windows-powered handheld devices. In October 1999, we began shipping an integrated laser scanner card, our In-Hand Scan Card, which attaches a laser bar code scanning engine to a CompactFlash card for insertion in a Pocket PC or tablet PC. We have also developed a connection card to bar code printers from Zebra Technologies, which are expected to begin shipping in the first half of 2000. In November 1999 we released our bar code scanner Software Developers Kit, which includes our SocketScan(TM)keyboard wedge software. The kit simplifies bar code scanner application development on Pocket PCs, other handheld PCs and Windows notebooks.


Industry and Market Overview

Windows CE Operating System - Microsoft Corporation introduced the Windows CE operating system in November 1996. Windows CE was designed as a small, real-time, scalable operating system that works in a broad selection of products, including mobile computers, terminals, and industrial controllers. The operating system was designed to connect easily to the Internet and corporate networks as well as to Windows desktops and other Windows CE-based devices. The system was built in customizable components to allow its use in embedded system platforms using the minimum set of software modules and components needed to support the platform's system requirements, which minimizes memory use and maximizes performance. Windows CE is built around the Win32 application programming interface that is consistent with other Windows-based operating systems, which means that existing third party programming resources consisting of tools, software examples and documentation are immediately available to developers. Key features of the Windows CE operating system are:

     - its ability to synchronize data with desktop or other companion devices;

     - its support of light versions of many of the popular
       Microsoft Office programs including Excel for spreadsheets, Word for documents, PowerPoint for presentations and Outlook (personal information management including tasks, calendar, contacts and electronic mail);

     - supports multiple low-power processors which allow mobile computers to run for extended periods between battery changes relative to Windows devices; and

     - instant-on features where the computer screen turns on at the same place where it was previously turned off.

Microsoft has defined its operating system strategy for the next decade as:

     - promoting widespread adoption of the Windows CE operating system for mobile computers, terminals, and industrial controllers;

     - evolving the Windows NT operating system currently used primarily for servers as the primary operating system for desktop systems; and

     - gradually phasing out the current Windows 9x series in favor of variations of the CE and NT operating systems.

Our focus on low-power PC Card and CompactFlash products for Windows-powered devices running the Windows CE operating system are based on the belief that the Windows CE operating system will attain strong market acceptance for use with mobile computing devices and embedded control systems devices and will achieve significant growth over time. We believe that early indicators of success include Microsoft's announced long term commitment to the Windows CE operating system, early marketing successes of other companion synchronization devices such as the Palm Pilot from Palm Inc., the numbers and strengths of committed device manufacturers, the availability of familiar development tools and extensive connectivity to corporate information systems, and attractive price points and features.

Windows-powered Handheld Computers - H/PCs. H/PCs were introduced in November 1996 as black-and-white units. In December 1997, Microsoft released Version 2.0 of the Windows CE operating system, which supported color, Ethernet connections and the international character set. The units are designed as the second smallest size of four handheld computers. It has a clamshell design with the screen in the upper section and a small keyboard and PC Card slot for connecting input/output devices in the lower section. The unit is designed for users who want a small handheld computer with a keyboard. The device may be connected to a network using our Ethernet PC Card. Windows CE Version 2.0 operating system units have color, 8, 16 or 32 MB of memory, a microphone and speaker, optional docking cradle, and run on two AA or small built-in rechargeable batteries. Major H/PC computer manufacturers include Hewlett Packard, Hitachi, NEC and Sharp.

Windows-powered Handheld Computers - Palm-size PCs and Pocket PCs. Pocket PCs are pocket-sized computers and were introduced as Palm-size PCs in June 1998 as black-and-white units. During the first quarter of 1999, Microsoft released a Windows CE operating system software upgrade to support color, and the first color units began shipping in the first quarter of 1999. The Pocket and Palm-size PC units have a CompactFlash slot for input/output connections, use a pen and handwriting recognition or a software keyboard for data entry, and have the same desktop data synchronization and instant-on features as the H/PC. The unit is designed to fit in a pocket or purse. The "wearability" and instant-on capabilities of the Pocket PC are designed to make information more readily accessible to the user. New Pocket PCs are expected to begin shipping in the second quarter of 2000. These devices are designed for multimedia applications including playing of stereo digital music and viewing of audio/video information, contain trimmed-down versions of popular Microsoft Office programs Word and Excel, contain the Microsoft personal information management program Pocket Outlook (calendar, tasks, email) and have an Internet browser. Major Pocket PC computer manufacturers include Casio, Compaq, and Hewlett-Packard.

Windows-powered Handheld Computers - H/PC Professionals. H/PC Professionals are small notebook-sized computers, and were introduced in the fourth quarter of 1998. Designed as desktop companions, the computers have many notebook characteristics including an 8" to 11" color screen and a full size keyboard. H/PC Professionals have both PC Card slots and CF+ slots. Many of the units also have built-in modems. The units typically weigh from two to three pounds (about five pounds lighter than a notebook) and have the Windows CE operating system features of instant on, long battery life (10 to 15 hours) and
file synchronization.   Major H/PC Professionals computer
manufacturers include Compaq, Hewlett Packard, NEC, and Sharp.

Windows-powered Handheld Computers - Tablets. During 1999, several manufacturers including Fujitsu and Hitachi introduced a tablet-sized Windows CE operating system computer as a large pen-based computer with a hardened color screen. The computer is designed for use with electronic forms where data capture or signatures are needed, and has a CompactFlash of PC Card slot for connecting input/output devices.

Other developing Windows CE devices and embedded connection solutions - Windows CE as a real-time, scalable modularized operating system has been designed to work with a variety of devices. Areas of significant current market development include automobile computer systems, point-of-sale devices, web-TV set top boxes, real-time industrial controllers, and home automation and entertainment devices. We have designed an embedded module connection solution prototype and are seeking opportunities to embed our Windows CE connection, data collection and wireless solutions in such future devices.

Notebook market support - Our products are also designed to work with Windows notebooks, which today is a significantly larger and more established market than the emerging market for handheld computers. Most notebooks today are designed with PC Card slots and use the Windows 9X and 2000 operating systems. We intend to continue to support the Windows notebook market with our products. Notebooks continue to be designed to be lighter, and recent slimmer notebooks have been introduced without an RS-232 serial port, which may increase demand for our Peripheral Connection Cards.

Expansion of bar code scanning to Windows-powered computers - Bar code scanning is a well established industry used in a wide variety of industrial/manufacturing, commercial services, retail services and government applications worldwide including asset management and control, shipping and receiving, route accounting, warehousing, order processing, document control and quality assurance. Significant industry trends identified by Venture Development Corporation, an industry research and consulting group, include:

     - annual industry sales growth of approximately 20%;

     - upgrading of scanning systems from older DOS-based operating systems to Windows operating systems, with more than 50% of the scanning market using Windows operating systems today, expected to increase substantially over the next several years;

     - the development of wireless scanning applications, with approximately 40% of scanning systems incorporating the wireless transmission of scanning data on local networks;

     - the increasing use of real-time processing applications so that scanned data is transmitted and processed when scanned; and

     - the expanding use of scanning by the mobile professional workforce.

Laser bar code scanning guns are the most widely used scanners, followed by CCD bar code scanning guns and LED bar code wands. We believe that our family of bar code scanning products offer several advantages over existing connection solutions for mobile computers and stationary scanning devices with built-in PC card slots, including the use of a standard connector form factor so that bar code scanning devices become easily removable and interchangeable, and the ability to power the bar code scanner from the mobile computer or data collection device. In addition, we believe that the Windows-powered handheld computers are excellent platforms for use by mobile professionals for route accounting and service applications, and this area is expected to get increasing attention from third-party software application vendors in areas such as order processing, package tracking and pharmaceutical delivery tracking.

Addition of removable memory to Windows-powered handheld computers - SanDisk Corporation has developed removable flash memory cards in a CompactFlash form factor (matchbook size) and a smaller MultiMediaCard form factor (thumbnail size), which are becoming widely used in devices requiring removable memory such as digital cameras and MP3 players. Windows-powered handheld computers, particularly the Pocket PC, are designed to support multimedia applications including streaming video and the playing of prerecorded music. In addition, from time to time a computer user may choose to access a large data file which today must either be downloaded into the computer's memory or recorded on removable flash memory and inserted in the mobile computer's CompactFlash expansion slot. To the extent the data is recorded onto removable memory, a potential slot conflict is created between the use of the handheld computer's expansion slot for input/output applications and the use of the expansion slot for memory. We are working with SanDisk to develop combination input/output and memory cards, which will allow a user to insert a MultiMediaCard into our input/output card (removable memory in a removable card) and to access the memory card while the input/output card is inserted into the computer. We expect to introduce these combination products during the second half of 2000.

Convergence of digital mobile phones and mobile computing - The two most widely deployed digital mobile phone networks are the CDMA networks in North America and the GSM networks covering Europe and other countries including recent introduction into the United States. Mobile digital phones are rapidly replacing earlier analog telephones, with clearer and more reliable phone connections, longer battery life and lower costs of operation. Historically, mobile computer users have connected back to their corporate networks to check electronic mail or through their corporate networks to access the Internet over telephone land lines connected by modem to the computer. Often those connections are made at the beginning or end of the day when the traveling professional returns to his or her room where a landline phone connection is available. Several major phone manufacturers including Qualcomm and Nokia have recently designed CDMA mobile digital phones with a data port on the mobile phone. The port is designed to facilitate direct connections between the mobile phone and data collection and computing devices. GSM phones today support data transfer and are beginning to adopt data port architecture. Network transfer speeds are currently limited to 14.4 KBS for CDMA networks and 9.6 KBS for GSM networks, however there are several initiatives underway by the network carriers to increase these transfer rates. We believe that with the improved clarity and lower cost of operations of digital telephones, with improving transfer speeds, and with the new built-in data port, that mobile computer users will now be encouraged to connect their mobile digital phones to their computer and to access their corporate networks and the Internet wirelessly over the digital mobile networks. Accordingly, we have designed Digital Phone Cards for both the CDMA and GSM mobile phone markets that will allow the user to directly connect one of these new mobile digital phones to a Windows-powered mobile computer. Our Digital Phone Cards began shipping in the second half of 1999 for the CDMA market and for Windows-powered handheld computers in the GSM markets.

Enabling of wireless personal area close-proximity networking with Bluetooth technology - Bluetooth, backed by Nokia and Ericsson in concert with Microsoft, Intel and other hardware, software, mobile phone carriers and networking companies, is a system for short range (30 feet), low-power wireless communications and synchronization between portable electronic devices including mobile computers, data-enabled mobile phones, desktop computers and other appliances such as printers, scanners, fax machines, digital cameras, headsets, keyboards or any other digital device. The technology allows for wireless Personal Area Networks (PANs) to be setup between a user's personal devices. We are developing a Bluetooth plug-in module that will enable devices with standard CompactFlash plug-in slots to communicate with other Bluetooth-enabled devices. Bluetooth products including our plug-in module and Bluetooth-enabled mobile phones are expected to become commercially available toward the end of 2000.

Strategic Alliances and Business Relationships

We have developed a number of strategic relationships that are important to our product development and marketing programs. We work closely with Microsoft and with Windows-powered computer manufacturers in co-marketing and in developing connection solutions for Windows-powered devices. We also support third party software application developers by providing technical assistance in the porting of their applications to the various Windows operating systems.

Our strategy is to establish strategic alliances in business relationships with leading participants in various segments of the communications and mobile computer markets. We believe these alliances enable us to take advantage of the superior financial resources, technological capabilities, proprietary positions and market presences of these companies in creating products that utilize these technologies that are familiar to the marketplace. We have established strategic alliances and business relationships with the following companies:

     - Bell Mobility, a leading mobile telephone service provider in Canada, has signed a Memorandum of Understanding and established supply arrangements for us to distribute Digital Phone Cards for use with their CDMA network system. The telephones are designed to connect directly to a handheld or notebook mobile computer for transferring data to and from the computer over the digital telephone networks.

     - Compaq Computer Corporation, a leading manufacturer of personal computers, has selected our serial PC card to be offered as an optional part of Compaq's remote server management product that began shipping in the fourth quarter of 1998. Our products are also recommended by Compaq for use with their Windows-powered handheld computers.

     - Hewlett-Packard Corporation, a leading manufacturer of personal computers, has agreed to support development of our planned Bluetooth cordless connection products. Our products are also recommended by Hewlett-Packard for use with their Windows-powered handheld computers.

     - Hitachi Corporation, a leading manufacturer of consumer electronics and Windows-powered handheld tablet devices has executed a co-marketing agreement with us. Our products are recommended by Hitachi for use on Hitachi's ePlate tablets.

     - Metricom, a leading wireless network operator recently selected us as a connectivity supplier for their high speed modems. Metricom has announced their plans for supplying a high speed wireless network throughout the United States.

     - Microsoft Corporation, the developer of the Windows-powered operating systems, has worked closely with us in insuring that our connection products work with Windows-powered devices. Microsoft announced in November 1999 the development and availability of the Microsoft Connection Kit for use with our Digital Phone Cards. We also jointly developed with Microsoft the CompactFlashT form factor for use with smaller Windows-powered handheld computers.

     - PacketVideo, a leading developer in the emerging wireless video streaming market, has executed a non-binding Memorandum of Understanding with us for co-marketing and market development for wireless video streaming.

     - SanDisk Corporation, a leading supplier of flash memory products, is supporting development of our planned combination memory/input-output connection products with slots to insert removable
       MultiMediaCard memory cards.

     - Symbol Technologies, Inc., the leading manufacturer of laser scanner systems and devices, has signed a Memorandum of Understanding and related supply contracts to allow us to create laser scanning products for Windows-powered mobile computers. These products include attaching two of Symbol's laser scanning guns to Windows-powered computers and an integrated bar code scanner (In-Hand Scan Card) in CompactFlash form factor for use with Pocket or tablet PCs.

     - Welch Allyn, a leading manufacturer of bar code scanning devices, has signed an Agreement whereby we are creating bar code wand scanning products for Windows-powered mobile computers.


Proprietary Technology

We have developed a number of technology building blocks to enhance our ability to develop new hardware and software products, to offer products which run on multiple host platforms and to manufacture and package products efficiently.

Our most important hardware building block is the universal bus interface, a highly flexible implementation of the PC/CF Card interface that enables our products to work with all major PC/CF Card hosts.

Our universal bus interface has been incorporated into several application specific integrated circuits, including our current HIS chip, a low-power, highly integrated general purpose interface chip used in our family of Peripheral Connection Cards, Data Collection Cards, and Digital Phone Cards to control signal transmission between these products and the mobile or handheld computer's PC/CF Card slot.

We have also developed a library of software drivers and control applets that allow our products to operate in handheld computers running the Windows CE operating system and in notebooks running
Windows 9x and Windows 2000 operating systems.

Early in 1999 we also applied for patents covering our proprietary technology around the implementation of removable memory in a removable I/O adapter. We have subsequently added amendments to our filings and are waiting on a response from the General Patent Office.

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights. We have applied for patents covering technology we developed relating to our combination input/output plus memory connection products (removable memory in a removable card). As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and strategic partners, and limit access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise to obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries.

We have received correspondence from General Patent Corporation claiming possible infringement of patents they hold by certain standard PCMCIA PC Card features incorporated into our PC Cards. General Patent Corporation brought suit against a number of companies that manufacture PC Card products including IBM Corporation, 3Com, Hayes, Xircom and New Media claiming similar infringement and seeking royalty payments, which have been subsequently settled. No litigation is currently pending against us. There can be no assurance that we will not receive future communications from other third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties, and that in connection with such claims or the claims of General Patent Corporation, that litigation could be brought against us which could result in significant additional expense or the discontinuation of use or redesign of infringing products.


Sales and Marketing

We market our products through OEMs, computer platform vendors, vertical market value added resellers, and a worldwide network of distributors and resellers. We support our distributors and resellers through education, training and customer assistance by our sales, marketing and technical support staff and third party manufacturers' sales representatives. We added third party sales representatives in Europe and in Asia during the second half of 1998, and as of March 10, 2000, we had 13 people in sales, marketing and technical support.. United States distributor Ingram Micro accounted for 24% of our revenue in 1999 and 29% of our revenue in 1998. We intend to increase our sales and marketing effort by adding personnel and increasing promotional activities. However, competition for sales and marketing personnel is intense, and we may be unable to recruit qualified sales and marketing personnel as needed.

Consistent with industry practice, we provide our distributors with stock balancing and price protection rights which permit these distributors to return slow-moving products to us for credit and to receive price adjustments for inventories of our products held by distributors if we lower the price of those products. The effect of such returns and adjustments on our operating results is minimized since we recognize revenues on products shipped to distributors at the time the merchandise is sold by the distributor. To date, we have not experienced any significant returns or price protection adjustments.

We rely significantly on our OEMs, distributors and resellers for the marketing and distribution of our products. Our agreements with OEMs, distributors and resellers, in large part, are nonexclusive and may be terminated on short notice by either party without cause; furthermore, our OEMs, distributors and resellers are not within our control, are not obligated to purchase products from us, and may represent other lines of products. A reduction in sales effort or discontinuance of sales of our products by our OEMs, distributors and resellers could lead to reduced sales and could materially adversely affect our operating results.

Export sales represented approximately 33%, 34%, and 49% of our revenue for the years ended December 31, 1999, 1998 and 1997, respectively. Export sales are subject to the complications of complying with laws of various countries and the risk of import/export restrictions and tariff regulations.


Manufacturing

We subcontract the manufacture of substantially all of our products to independent, third-party contract manufacturers. We perform final product testing and package our products at our Newark, California facility.

Sole source components include our proprietary HIS chip manufactured by Hyundai/Lucky-Goldstar that controls the signal transmission between our PC and CF+ Products (all products except our Ethernet

Cards) and the PC Card or CF+ Card slot on the mobile or handheld computer; our Ethernet chip manufactured by Tamarack Corporation, and certain cable and connector components. Although to date we have generally been able to obtain adequate supplies of these components, certain of these components are purchased on a purchase order basis under standard commercial terms and conditions in the industry, and we do not have long-term supply contracts for these components. Although our suppliers are generally large, well-financed organizations, in the event that a supplier were to experience financial or operational difficulties that resulted in a reduction or interruption in supply, it would materially adversely our results of operations until we established sufficient manufacturing supply through an alternative source which could take a significant period of time, including qualifying an alternative subcontractor, redesigning the product as necessary, and commencing manufacturing.


Research and Development

Since our inception, we have made substantial investments in research and development. We believe that our future performance will depend in large part on our ability to develop significant enhancements to our existing connection products and to develop successful new products for emerging and existing markets. In particular, we believe the timely completion and expected introduction of additional Digital Phone Card products, expanding our family of Data Collection Card products for bar code scanning and other data collection applications, developing combination memory and input/output cards, and developing Bluetooth cordless connection products are important to maintain a technological leadership position in wireless and wired connection solutions during 2000 and remain competitive. As of March 10, 2000 we had six persons on our product development staff and we hire engineering consultants to perform additional engineering services as required. Research and development expenditures were $1.2 million in 1999, $1.0 million in 1998, and $1.1 million in 1997. We anticipate that we will continue to commit substantial resources to research and development in the future and we expect to increase the size of our research and development staff in 2000 as a result of planned development projects.


Competition

The overall market for communications products is increasingly competitive, and we expect competition in each of our market areas to intensify. We anticipate intense competition from a number of new and established wired and wireless computer, communications and network equipment companies. Increased competition, direct and indirect, could materially adversely affect our revenues and our ability to achieve profitability through pricing pressure and loss of market share. Substantially all of our present and potential competitors have substantially greater financial, marketing, technical and other resources than we do, and may succeed in establishing technology standards or strategic alliances in the data communications market, obtain more rapid market acceptance for their products or otherwise gain a competitive advantage.

We face competition for our Digital Phone Cards from alternative methods of downloading information into a mobile computer from remote locations, including over telephone landlines through a modem, and by connecting a mobile computer through a serial cable connected to a serial port on a notebook. Users may also choose to view data on the viewing screen on a mobile phone instead of downloading data to a Windows-powered mobile computer, although the smaller screen on a mobile phone usually limits the viewer to Internet images from specially designed WAP (Wireless Applications Protocol) sites that eliminate graphics and restrict the amount of text and do not readily accommodate long email messages or email attachments.

We compete with Smart Modular Technologies, Quatech and Silicom, among others, in the serial PC Card market, although we believe that we are the world's leading manufacturer of card products utilizing serial technology. The market for our Ethernet Cards is highly competitive. Market leaders for Ethernet Cards include 3Com and Xircom, both of which have introduced CompactFlash Ethernet cards for Windows-powered handheld computers. Competition is also expected from others, including manufacturers of lower priced cards in Asia.

Development of products incorporating Bluetooth cordless communications technology is expected to become highly competitive, with a choice of Bluetooth chips and software and expected widespread adoption of this technology. Bluetooth technology is currently in a development stage with first commercial products expected to be available near the end of 2000.


Personnel

As of March 10, 2000, we employed 30 people on a full-time basis. Of these, 13 were responsible for sales, marketing and customer technical support, six were in research and development, four were in finance and administration and seven were involved in operations. Our employees are not represented by a union, and we consider our employee relationships to be good. Our future success will depend in significant part upon the continued service of certain key technical and senior management personnel, and our continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel.


Item 2. Description of Property

We lease a 23,000 square foot facility in Newark, California. We believe that our current facilities are sufficient to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

     We are not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted for vote by security holders during the fourth quarter of 1999.

                              PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock

Our common stock is traded on the OTC Bulletin Board under the symbol "SCKT" and on the Pacific Stock Exchange under the symbol "SOK". Our common stock is currently held by approximately 10,000 investors of record. We have applied for listing on the Nasdaq National Market Exchange.

The quarterly high and low sales prices of our common stock, as reported on the OTC Bulletin Board through March 10, 2000 and for the last three fiscal years are as shown below. Over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                                                         Common Stock
                                                     -------------------
QUARTER ENDED                                          High       Low
---------------------------------------------------- --------- ---------
 1997
   March 31, 1997..................................     $1.13     $0.63
   June 30, 1997...................................     $1.16     $0.50
   September 30, 1997..............................     $0.78     $0.50
   December 31, 1997...............................     $0.75     $0.34

 1998
   March 31, 1998..................................     $1.13     $0.36
   June 30, 1998...................................     $1.31     $0.44
   September 30, 1998..............................     $1.03     $0.44
   December 31, 1998...............................     $0.88     $0.27

 1999
   March 31, 1999..................................     $0.81     $0.47
   June 30, 1999...................................     $2.13     $0.50
   September 30, 1999..............................     $1.66     $0.69
   December 31, 1999...............................    $10.06     $1.03

 2000
   March 31, 2000 (through March 10, 2000).........    $51.38     $7.94
--------------------
On March 20, 2000, the closing sale price for our common stock as reported on th OTC Bulletin Board was $31.75.

Redeemable Warrants

Our redeemable warrants are traded on the OTC Bulletin Board under the symbol "SCKTW" and on the Pacific Stock Exchange under the symbol "SOKWS". Each warrant is convertible into 4.25 common shares at an exercise price of $8.40 per warrant. The warrants expire on June 5, 2000. As of March 10, 2000, approximately 60% of the warrants were converted into common stock. The redeemable warrants are currently held by approximately 200 record holders.

The quarterly high and low sales prices of our redeemable warrants, as reported on the OTC Bulletin Board through March 10, 2000 and for the last three fiscal years are as shown below. Over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                                                     Redeemable Warrants
                                                     -------------------
QUARTER ENDED                                          High       Low
---------------------------------------------------- --------- ---------
 1997
   March 31, 1997..................................     $0.38     $0.13
   June 30, 1997...................................     $0.44     $0.13
   September 30, 1997..............................     $0.44     $0.13
   December 31, 1997...............................     $0.25     $0.06

 1998
   March 31, 1998..................................     $0.25     $0.06
   June 30, 1998...................................     $0.16     $0.13
   September 30, 1998..............................     $0.25     $0.03
   December 31, 1998...............................     $0.13     $0.03

 1999
   March 31, 1999..................................     $0.11     $0.03
   June 30, 1999...................................     $1.01     $0.03
   September 30, 1999..............................     $0.63     $0.19
   December 31, 1999...............................    $33.00     $0.19

 2000
   March 31, 2000 (through March 10, 2000).........   $210.00    $22.25
--------------------
On March 20, 2000, the closing sale price for our redeemable warrants as reporte on the OTC Bulletin Board was $120.00.

Recent Sales of Unregistered Securities

     On December 9, 1999, the Company sold 1,000,000 shares of common stock to two investors in a private placement financing at $4.66 per share with total proceeds of $4,660,000 and net proceeds after costs and expenses of the financing of approximately $4,500,000. In conjunction with the financing, the Company issued three-year warrants to investors to acquire an additional 150,000 shares of common stock at $4.66 per share and issued 150,000 three-year warrants to the Finder to acquire common stock at the same price.

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

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Overview

We are a leading supplier of connectivity products to the Windows-powered handheld and notebook computing market. During 1998, we expanded our PC Card connection family of products to add a family of CompactFlash ("CF+") Peripheral Connection, low power Ethernet and Data Collection (bar code scanning) connection products to support the smallest Windows-powered handheld computer, the Pocket PC. We expanded this family in the second half of 1999 with the development of an integrated CF+ bar code scanner ("In-Hand Scan Card") and Digital Phone Cards for the North American CDMA and worldwide GSM telephone markets. Our families of low-power Peripheral Connection and Ethernet Card connection products, our family of Data Collection Cards for bar code scanning products, and, commencing with the fourth quarter of 1999, our family of Digital Phone Cards, are our principal sources of revenues.

Four classes of Windows-powered handheld computers are now available from a number of computer manufacturers: the H/PC professional (mini-notebook); the H/PC (clam shell design with keyboard); the Pocket PC (pocket-sized computer) and the tablet PC (ruggedized touch screen in mini-notebook size). These computers are desktop companions designed to synchronize with a Windows desktop computer. They also operate on double-A size rechargeable batteries, and so low power consumption is an important feature for products that plug into and are powered by the computer. The H/PC professional and the H/PC have a PC Card slot for input/output. The Pocket PC, some H/PC professionals and the tablet PCs have a CF+ slot for input/output. The H/PC professionals were released in the second half of 1998, the color Pocket PCs were released in the first quarter of 1999 and the tablet PCs were released beginning in the third quarter of 1999. All of our low power Battery Friendly(TM) products are designed to work with these Windows-powered handheld computers and also with Windows notebook computers.

We distribute our products primarily through worldwide distribution channels. In the United States, our products are distributed by Ingram Micro, Merisel and Tech Data who resell to computer retail stores, electronic products catalog companies and value added resellers. We also sell our products internationally through 35 distributors in 27 countries in Europe, Asia and the Pacific Rim. In addition, we sell direct to selected large customers, particularly for custom products sold to original equipment manufacturers.

Our core technologies are in transferring data into and out of Windows-powered mobile computing devices through the PC Card or CF+ slot, achieving high data transfer speeds and low power consumption. Our peripheral connection products are designed to connect one or more peripheral devices such as a keyboard, monitor or another computer, to a mobile computer. Our data collection cards are designed to connect bar code scanners such as a bar code wand, scanning gun, or a bar code printer to a mobile computer. Our digital phone cards are designed to connect a data-enabled mobile phone to a mobile computer. Our Ethernet cards are designed to connect a mobile computer to an Ethernet network. Our connection product strategy has been to create a broad family of low-power connection products in PC card and in CF+ form factor, with standard (removable cable) or ruggedized (fixed cable) designs that work with Windows-powered handheld and notebook computers.

We believe that we have developed strong working relationships with Microsoft and with Windows-powered mobile computer manufacturers for integrating connection solutions into Windows-powered mobile computing devices. We have also developed strategic relationships with:

     - Welch Allyn and Symbol Technologies in creating data collection cards to connect their bar code scanners to Windows-powered mobile computers;

     - software application developers in providing technical assistance in the porting of their applications to the various Windows-powered operating systems;

     - SanDisk Corporation for developing during the first half of 2000 combination removable memory and input/output cards utilizing MultiMediaCard memory from SanDisk across several of our product lines, and

     - Cambridge Silicon Radio and its affiliated company, Cambridge Consultants in licensing Bluetooth hardware components and software for a Bluetooth connection card expected to be available near the end of 2000.

Although we believe that our focus on the Windows-powered operating systems for handheld and mobile computers with the anticipated growth in sales of these computing devices, our new products and our strategic relationships position us for near-term revenue growth, we have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly operating losses at least through the first half of 2000 and possibly longer. The Company has historically needed to raise capital to fund its operating losses. Although the Company believes that it has sufficient cash to fund its operations during 2000, continuing losses could make it necessary for the Company to raise additional capital in the future and there are no assurances that such capital would be available on acceptable terms, if at all.


Annual Results of Operations

Revenue
In 1999, revenue was $6,876,108, an increase of 26% from 1998 revenue of $5,477,804. 1998 revenue increased 15% compared to 1997 revenue of $4,779,200. Revenue in 1999 grew across all of the Company's product lines stimulated by underlying growth in sales of Windows-powered computers. Peripheral connection product revenue also benefited from increased sales of custom connection products to original equipment manufacturers. Data collection product revenue reflected the introduction in 1999 of laser bar code scanning connection products and in the fourth quarter of 1999, an integrated laser scanner plug-in card. Digital phone cards were also introduced as a new product category in the second half of 1999. 1999 revenue included $105,000 in contract engineering revenues compared to $250,000 in contract engineering revenues in 1998 and $100,000 in contract engineering revenue in 1997.

Revenue growth in 1998 was primarily due to increases in the sale of three new products introduced at the end of 1997, a low power Ethernet PC Card, a dual serial PC Card and a Data Collection PC Card for attaching bar code scanners. Revenues also increased moderately in 1998 due to recurring OEM sales of Peripheral Connection Card products to one customer that commenced in the fourth quarter of 1998 and the introduction of CompactFlash (CF+) Ethernet, Peripheral Connection and Data Collection products in the second half of 1998. Revenue growth in 1998 was partially offset by reductions in the sale of standard Ethernet PC Card products.

The Company markets its products primarily through distributors and original equipment manufacturers. Recognition of revenue on shipments to distributors and the related cost of sales are deferred until such distributors resell the products to their customers. Recognition of revenue on shipments to customers other than distributors occurs generally at the time of shipment. Export sales constituted 33%, 34% and 49% of revenue in 1999, 1998 and 1997, respectively. The decline in export sales in 1998 reflected lower sales of standard Ethernet PC cards to one international customer in 1998 and concentration of growth in U.S. markets in 1998 for Windows CE connection products.

Gross Profit
Gross profit for 1999 and 1998 was 59% of revenue compared to gross profit of 42% of revenue in 1997. Gross profit in 1999 compared to 1998 benefited from moderate reductions in the cost of products, offset by lower nonrecurring higher margin engineering revenues in 1999. Gross profit in 1997 was impacted by a write-off of PageCard inventory of $588,572. Gross profit before the inventory write-off in 1997 was 54%. Gross profit in 1998 compared to 1997 (before 1997 inventory write-off) increased moderately due to a favorable product mix from higher margin new products and contract engineering revenues and a reduction in sales of older lower margin products.

Research and Development
Research and development expense in 1999 was $1,237,538, an increase of 24% over research and development expense in 1998 of $999,362. 1998 research and development expense decreased 5% from 1997 expense of $1,050,411. The increase in 1999 expense compared to 1998 reflected increased product development activities including additional engineering personnel and higher amounts of contract engineering services. The decrease in 1998 expense over 1997 reflected moderate reductions in costs of personnel, equipment and contract engineering services. To date, the Company has not capitalized any software development costs. The Company expects to further increase its research and development expense in 2000.

Sales and Marketing
Sales and marketing expense in 1999 was $2,378,363, an increase of 18% over 1998 expense of $2,009,003. 1998 sales and marketing expense represented a decrease of 26% over 1997 expense of $2,719,050. The increase in 1999 compared to 1998 reflected increased personnel and increased selling and marketing activities associated with expanding product lines including increased advertising and attendance at more trade shows. The decrease in 1998 expense compared to 1997 reflected lower 1998 staffing levels due to the discontinuation in 1997 of PageCard selling and marketing programs including the costs of staff reductions in 1997, partially offset by increases in sales personnel and marketing activities for other products in 1998. Marketing expense in 1997 also included the cost of a new products marketing study.
The Company expects to further increase its sales and marketing expense in 2000.

General and Administrative
General and administrative expense in 1999 was $1,278,500, an increase of 7% over 1998 expense of $1,192,452. 1998 general and administrative expense represented a decrease of 26% from 1997 expense of $1,613,492. The increase in 1999 compared to 1998 reflected moderate increases in personnel costs and higher costs of outside professional services. The decrease in 1998 expense compared to 1997 primarily reflected professional fees in 1997 associated with financing and contemplated (subsequently discontinued) merger activities during 1997 and one-time severance costs for the Company's former CEO whose services terminated in April 1997. The Company expects to increase its general and administrative expense in 2000.

Interest Income, Interest Expense, Net
Interest income reflects interest earned on cash balances.   Interest
expense in 1999 reflects interest expense relating to outstanding bank line balances and equipment lease financing obligations which were paid off during 1999. Interest expense in 1998 and 1997 also includes interest on convertible preferred notes issued on various dates in 1997 and converted into Series C convertible preferred stock or common stock in March and May 1998.

Income Taxes
There was no provision for Federal or state income taxes for the years ended December 31, 1999, 1998 and 1997, as the Company incurred net operating losses in all periods.

Preferred Stock Dividend; Accretion of Preferred Stock
Preferred stock dividends in 1999 and 1998 reflect dividends earned at 8% per annum on Series B convertible preferred stock issued during the first quarter of 1998, on Series C convertible preferred stock issued during the first and second quarters of 1998, and on Series D convertible preferred stock issued during the fourth quarter of 1998. Preferred stock dividends in 1997 reflect dividends earned at 6% per annum on Series A preferred stock issued in November 1996 and converted at the option of the holder into common stock at various dates through November 1997. Accretion of preferred stock in 1998 reflected a purchase price discount of 20% from market for $1.0 million of Series B preferred stock issued during the first quarter of 1998. Preferred shares were substantially converted into common shares during 1999 and we expect preferred stock dividends to be significantly lower during 2000.









Quarterly Results of Operations

The following table sets forth summary quarterly statements of operations for each of the quarters in 1999 and 1998. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in the Company's opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.


                                        Quarter Ended
                              ---------------------------------------
                              March 31,  June 30, Sept. 30,  Dec. 31,
                                1999      1999      1999      1999
                              --------- --------- --------- ---------
                                        (IN THOUSANDS)
SUMMARY QUARTERLY DATA:
Revenue.......................  $1,461    $1,802    $1,504    $2,109
Cost of revenue...............     611       703       622       865
                              --------- --------- --------- ---------
Gross profit..................     850     1,099       882     1,244

OPERATING EXPENSES:
  Research and development....     268       294       315       361
  Sales and marketing.........     556       550       568       704
  General and administrative..     392       279       286       322
                              --------- --------- --------- ---------
Total operating expenses......   1,216     1,123     1,169     1,387
Interest expense, net.........      (7)      (11)      (13)        6
                              --------- --------- --------- ---------
Net loss......................    (373)      (35)     (300)     (137)
Preferred stock dividends.....     (84)      (75)      (51)      (36)
Accretion, preferred stock
  issue.......................     --        --        --        --
                              --------- --------- --------- ---------
Net loss applicable to
  common stockholders.........   ($457)    ($110)    ($351)    ($173)
                              ========= ========= ========= =========

Net loss per ahare applicable
to common stockholders........  ($0.06)   ($0.01)   ($0.03)   ($0.01)
                              ========= ========= ========= =========

                                        Quarter Ended
                              ---------------------------------------
                              March 31,  June 30, Sept. 30,  Dec. 31,
                                1998      1998      1998      1998
                              --------- --------- --------- ---------
                                        (IN THOUSANDS)
SUMMARY QUARTERLY DATA:
Revenue.......................  $1,176    $1,486    $1,368    $1,448
Cost of revenue...............     520       564       537       618
                              --------- --------- --------- ---------
Gross profit..................     656       922       831       830

OPERATING EXPENSES:
  Research and development....     252       254       248       245
  Sales and marketing.........     457       501       500       551
  General and administrative..     299       290       251       353
                              --------- --------- --------- ---------
Total operating expenses......   1,008     1,045       999     1,149
Interest expense, net.........     (63)      (14)      (19)      (10)
                              --------- --------- --------- ---------
Net loss......................    (415)     (137)     (187)     (329)
Preferred stock dividends.....     (14)      (67)      (64)      (76)
Accretion, preferred stock
  issue.......................    (250)      --        --        --
                              --------- --------- --------- ---------
Net loss applicable to
  common stockholders.........   ($679)    ($204)    ($251)    ($405)
                              ========= ========= ========= =========

Net loss per ahare applicable
to common stockholders........  ($0.10)   ($0.03)   ($0.03)   ($0.05)
                              ========= ========= ========= =========



The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. The Company generally ships orders as received and as a result typically has little or no backlog. Quarterly revenue and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, the Company has often recognized a substantial portion of its revenue in the last month of the quarter, often in the last week. Operating results may also fluctuate due to factors such as the demand for the Company's products, the size and timing of customer orders, the introduction of new products and product enhancements by the Company or its competitors, changes in the proportion of revenue attributable to contract engineering, product mix, timing of software enhancements, changes in the level of operating expenses, and competitive conditions in the industry. Because the Company's staffing and other operating expenses are based on anticipated revenue, a substantial portion of which is not typically generated until the end of each quarter, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter.

Liquidity and Capital Resources
Cash used in operating activities was $1,389,400 in 1999 compared to $1,516,349 in 1998 and $2,173,687 in 1997 reflecting lower net losses from the prior year and the effects on cash of working capital fluctuations primarily in accounts receivable, inventories and accounts payable balances relating to the timing of sales and purchase transactions. Changes in operating assets and liabilities during 1999 used cash of $742,946 reflecting higher receivables from increased sales in the fourth quarter of 1999 and higher inventories supporting increased sales levels. Changes in operating assets and liabilities during 1998 used cash of $752,085 reflecting increases in inventories at the end of 1998 due to increased product lines and the reduction in accounts payable balances over the previous year-end due to the timing of purchases and payments. Changes in operating assets and liabilities during 1997 provided cash of $1,108,987 primarily from increases in accounts payable and reductions in inventories.

Cash used for investing activities in 1999 was $233,151 compared to
$96,714 in 1998 and $183,178 in 1997.   Investing activities in 1999
reflect tooling costs for new products. The costs of furniture, new computer equipment and purchased software are included in all three years.

Cash provided by financing activities during 1999 of $4,936, 064 reflect net proceeds from common stock financings of $5,363,017, the exercise of $134,857 of options and warrants, less repayments of remaining equipment lease financing obligations of $41,083 and repayment of the bank revolving credit line of $520,727. Cash provided by financing activities during 1998 of $2,307,320 consists primarily of net proceeds from the sale of Series B and Series D Preferred Stock. Net cash provided by financing activities in 1997 of $2,015,421 consists of proceeds from the issuance of subordinated convertible notes of $1,950,000 and an increase in borrowings under our bank line of credit, partially offset by payments of equipment leasing obligations and payment of dividends to Series A preferred stockholders.

Our cash balances as of March 20, 2000 were approximately $7.7 million and included the proceeds from exercise of our publicly traded warrants in 2000 of approximately $3.0 million. During the period from January 1, 2000 through March 20, 2000, we also raised an additional $1.0 million from stock options and other warrants that have been exercised. An additional $0.8 million in cash was also available from our bank credit lines based upon our levels of qualified receivables. We believe that our cash balances as of March 20, 2000 are adequate to fund our operations during 2000. In addition, we have remaining outstanding public warrants that expire on June 5, 2000, outstanding employee stock options, and warrants from our private placement financings that, if exercised, will further increase our cash and equity balances. Remaining unexercised public warrants, if fully exercised, will raise an additional $1.6 million in cash and equity capital during the first half of 2000. However, we may elect to raise additional funding in 2000 to fund our operations and to strengthen our working capital balances, which we would intend to accomplish through the issuance of additional equity securities, through increased borrowings on our bank lines as the levels of receivables permit, and through development funding from development partners.

Risk Factors


We have a history of operating losses and we cannot assure you that we will ever achieve profitability

     We were incorporated in March 1992 and have incurred significant operating losses in every fiscal period since inception. We may continue to incur quarterly operating losses at least through the first quarter of 2000 and possibly longer. Profitability, if any, will depend upon:

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


We have historically relied on our ability to raise equity capital to fund our operating losses and working capital requirements

     Since our inception, we have raised over $24 million in equity capital and at December 31, 1999, we had an accumulated deficit of approximately $19 million. Although we believe that our cash balances as of March 20, 2000 of $7.6 million are adequate to fund our operations during 2000, continued losses could make it necessary for us to raise additional capital in the future. We may not be able to raise additional capital on acceptable terms, if at all. If we do, the additional capital may be on terms that are dilutive to existing stockholders.

Shares eligible for future sale may adversely affect the market price for our common stock

     As of March 10, 2000, we had outstanding securities convertible into or exercisable for the following amounts of common stock, all of which have been registered for resale under the Securities Act of 1933 and accordingly, may be sold into the market without restriction under the Securities Act of 1933:

     - 2,332,052 shares issuable upon the exercise of stock options under our 1999, 1995 and 1993 stock plans;

     - 2,318,776 shares issuable upon exercise of warrants;

     - 940,659 shares issuable upon the conversion of outstanding shares of convertible preferred stock;

The sale of these shares of common stock in the market, as well as the perception that such shares are available for sale, has in the past and could in the future adversely affect the market price of our common stock and make it more difficult to sell our common stock in the future.

We depend significantly on the market for mobile computers, particularly those that use the Windows CE operating system

     Substantially all of our products are designed for use in mobile computers, including notebooks, handheld PCs, Palm-size PCs, tablet PCs, and H/PC Professionals (Windows CE based mini notebooks). The market for mobile computers is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition. These characteristics result in short product life cycles and regular reductions of average selling prices over the life of a specific product. Accordingly, growth in demand for mobile computers is uncertain. If such growth does not occur, demand for our products would be reduced.

     Our ability to generate increased revenues depends significantly on the commercial success of notebooks that operate on the Windows operating system and handheld PCs (H/PCs, Palm-size PCs, tablet PCs, and H/PC Professionals) and other devices that operate on the Windows CE operating system. As a result, our future success depends on factors outside of our control, including market acceptance of Windows and Windows CE generally and other factors affecting the commercial success of Windows and Windows CE computers and devices, including changes in industry standards or the introduction of new or competing technologies. Any delays in or failure of Windows or Windows CE to achieve or maintain market acceptance would reduce the number of potential customers of our products.

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

We depend on alliances and other business relationships with a small number of third parties

     Our strategy is to establish strategic alliances and business relationships with leading participants in various segments of the
communications and mobile computer markets.   In accordance with this
strategy, we have entered into alliances or relationships with Bell Mobility, Compaq Computer Corporation, Hewlett-Packard Corporation, Hitachi, Microsoft, SanDisk Corporation, Symbol Technologies, Welch Allyn and Zebra Technologies. Our success will depend not only on our continued relationships with these parties, but also on our ability to enter into additional strategic arrangements with new partners on commercially reasonable terms. We believe that, in particular, relationships with application software developers are important in creating commercial uses for our products. Any future relationships may require us to share control over our development, manufacturing and marketing programs or to relinquish rights to certain versions of our technology. Also, our strategic partners may revoke their commitment to our products or services at any time in the future, or may develop their own competitive products or services. Also, the hardware or software of such companies that is integrated into our products may contain defects or errors. Accordingly, our strategic relationships may not result in sustained business alliances, successful product or service offerings or the generation of significant revenues. Failure of one or more of such alliances could result in delay or termination of product development projects, reduction in market penetration, decreased ability to win new customers or loss of confidence by current or potential customers.

     We have devoted significant research and development resources to design activities for Windows CE-based products, diverting financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft is obligated to continue the collaboration or to support resulting products. Consequently, Microsoft may terminate its collaborations with us for a variety of reasons including our failure to meet agreed-upon standards or for reasons beyond our control, including changing market conditions, increased competition, discontinued product lines and product obsolescence.
The market for our products changes rapidly, and our success depends upon our ability to develop new and enhanced products
The market for our products is characterized by rapidly changing technology, evolving industry standards and short product life cycles. Accordingly, to remain competitive we must:

     - identify emerging standards in the field of mobile computing products,

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

We depend on key employees and we need to hire additional sales and marketing and product development personnel

     Our future success will depend upon the continued service of certain key technical and senior management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our existing key managerial, technical or sales and marketing personnel. The loss of key personnel has in the past and could in the future, adversely affect our business.

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


We depend on distributors, resellers and OEMs to sell our products

     We sell our products primarily through distributors, resellers and original equipment manufacturers, or OEMs. Our largest distributor, Ingram Micro in the United States, accounted for approximately 24% of our revenue in 1999. Our agreements with OEMs, distributors and resellers, in large part, are nonexclusive and may be terminated on short notice by either party without cause. Our OEMs, distributors and resellers are not within our control, are not obligated to purchase products from us and may represent other lines of products. A reduction in sales effort or discontinuance of sales of our products by our OEMs, distributors and resellers could lead to reduced sales.

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

A significant portion of our revenues are derived from export sales

     Export sales (sales to customers outside the United States) accounted for approximately 33% of our revenue in 1999. Accordingly, our operating results are subject to the risks inherent in export sales, including

     - longer payment cycles,

     - unexpected changes in regulatory requirements, import and export restrictions and tariffs,

     - difficulties in managing foreign operations,

     - the burdens of complying with a variety of foreign laws,

     - greater difficulty or delay in accounts receivable collection,

     - potentially adverse tax consequences, and

     - political and economic instability.

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

Item 7. Financial Statements


        REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Socket Communications, Inc.


     We have audited the accompanying balance sheets of Socket Communications, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 13(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Socket Communications, Inc. at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                /s/  ERNST & YOUNG LLP


San Jose, California
February 16, 2000
except for Note 14,
as to which the date is March 20, 2000

                          SOCKET COMMUNICATIONS, INC.

                                 BALANCE SHEETS

                                                              December 31,
                                                      --------------------------
                                                          1999          1998
                                                      ------------  ------------
                                ASSETS
Current assets:
  Cash and cash equivalents..........................  $4,284,670      $971,157
  Accounts receivable, net of allowance for doubtful
    accounts of $67,417 in 1999 and $42,265 in 1998..   1,557,369       874,895
  Inventories........................................     736,079       479,578
  Prepaid expenses...................................      40,999        41,764
                                                      ------------  ------------
    Total current assets.............................   6,619,117     2,367,394
                                                      ------------  ------------
Property and equipment:
  Machinery and office equipment.....................     657,012       595,419
  Computer equipment.................................     548,255       480,725
                                                      ------------  ------------
                                                        1,205,267     1,076,144
  Accumulated depreciation...........................    (884,828)     (850,056)
                                                      ------------  ------------
                                                          320,439       226,088
Other assets.........................................      72,667        68,603
                                                      ------------  ------------
    Total assets.....................................  $7,012,223    $2,662,085
                                                      ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank line of credit................................        --        $520,727
  Accounts payable...................................   1,150,677     1,140,445
  Accrued expenses...................................     234,896       221,783
  Accrued payroll and related expenses...............     271,642       201,952
  Deferred revenue...................................     346,411       240,118
  Current portion of capital leases and equipment
     financing notes.................................        --          41,083
                                                      ------------  ------------
    Total current liabilities........................   2,003,626     2,366,108

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value;
      Authorized shares -- 3,000,000
    Series B Convertible Preferred Stock:
       Designated shares - 37,500; Issued and
       outstanding shares - 4,335 at December 31,
       1999 and 30,065 at December 31, 1998; Aggregate
       liquidation preference - $221,227 at
       December 31, 1999.............................     215,472     1,565,976
    Series C Convertible Preferred Stock:
       Designated shares - 175,000; Issued and
       outstanding shares - 46,431 at December 31,
       1999 and 163,468 at December 31, 1998; Aggregate
       liquidation preference - $547,856 at
       December 31, 1999.............................     479,647     1,714,043
    Series D Convertible Preferred Stock:
       Designated shares - 175,000; Issued and
       outstanding shares - 43,573 at December 31,
       1999 and 174,292 at December 31, 1998; Aggregate
       liquidation preference - $260,706 at
       December 31, 1999.............................     192,472       769,887
  Common stock, $0.001 par value:
    Authorized shares -- 50,000,000
    Issued and outstanding shares - 15,922,220
       in 1999, 7,365,914 in 1998....................      15,922         7,366
  Additional paid-in capital.........................  23,174,113    14,217,366
  Accumulated deficit................................ (19,069,029)  (17,978,661)
                                                      ------------  ------------
    Total stockholders' equity.......................   5,008,597       295,977
                                                      ------------  ------------

     Total liabilities and stockholders' equity......  $7,012,223    $2,662,085
                                                      ============  ============

                            See accompanying notes.

                          SOCKET COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS

                                                 Years Ended December 31,
                                         --------------------------------------
                                             1999         1998         1997
                                         ------------ ------------ ------------
Revenues................................  $6,876,108   $5,477,804   $4,779,200
Cost of revenue.........................   2,801,091    2,238,658    2,788,108
                                         ------------ ------------ ------------
Gross profit............................   4,075,017    3,239,146    1,991,092
                                         ------------ ------------ ------------
Operating expenses:
  Research and development..............   1,237,538      999,362    1,050,411
  Sales and marketing...................   2,378,363    2,009,003    2,719,050
  General and administrative............   1,278,500    1,192,452    1,613,492
                                         ------------ ------------ ------------
    Total operating expenses............   4,894,401    4,200,817    5,382,953
                                         ------------ ------------ ------------
Operating loss..........................    (819,384)    (961,671)  (3,391,861)
Interest income.........................      12,005            4        2,544
Interest expense........................     (37,441)    (105,872)    (165,472)
                                         ------------ ------------ ------------
Net loss................................    (844,820)  (1,067,539)  (3,554,789)

Preferred stock dividend................    (245,548)    (221,639)     (45,465)
Accretion of preferred stock............        --       (250,000)        --
                                         ------------ ------------ ------------
Net loss applicable to common
  stockholders.......................... ($1,090,368) ($1,539,178) ($3,600,254)
                                         ============ ============ ============
Basic and diluted net loss per share
  applicable to common stockholders.....      ($0.11)      ($0.22)      ($0.70)
                                         ============ ============ ============

Weighted average shares outstanding.....   9,939,198    7,103,395    5,148,729
                                         ============ ============ ============

                            See accompanying notes.

                          SOCKET COMMUNICATIONS, INC.

                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                      Series A             Series B             Series C              Series D
                                    Convertible          Convertible          Convertible           Convertible
                                  Preferred Stock      Preferred Stock      Preferred Stock       Preferred Stock
                                -------------------- -------------------- --------------------- -------------------
                                 Shares    Amount     Shares    Amount     Shares     Amount     Shares    Amount
                                -------- ----------- -------- ----------- --------- ----------- --------- ---------


Balance at December 31, 1996...  15,500  $1,793,813     --       $  --       --        $  --       --        $  --
Conversion of Series A
  Convertible Preferred Stock
  to Common Stock.............. (15,500) (1,793,813)    --          --       --           --       --           --
Dividends on Series A
  Convertible Preferred Stock..     --         --       --          --       --           --       --           --
Exercise of Common Stock
  Options......................     --         --       --          --       --           --       --           --
Net Loss.......................     --         --       --          --       --           --       --           --
                                -------- ----------- -------- ----------- --------- ----------- --------- ---------
Balance at December 31, 1997...     --         --       --          --       --           --       --           --
Issuance of Series B
  Convertible Preferred Stock..     --         --     30,065   1,565,976     --           --       --           --
Conversion of Subordinated
  Convertible Notes and
  Accrued Interest to Series C
  Convertible Preferred Stock
  and Common Stock.............     --         --       --          --     163,468   1,714,043     --           --
Issuance of Series D
  Convertible Preferred Stock..     --         --       --          --       --           --     174,292   769,887
Accretion of Preferred Stock        --         --       --          --       --           --       --           --
Dividends on Convertible
  Preferred Stock..............     --         --       --          --       --           --       --           --
Dividends Paid/Payable in
  Common Stock.................     --         --       --          --       --           --       --           --
Issuance of Common Stock
  Warrants in Connection with
  Preferred Stock Issuances....     --         --       --          --       --           --       --           --
Charge for Compensatory Stock
  Options......................     --         --       --          --       --           --       --           --
Net loss.......................     --         --       --          --       --           --       --           --
                                -------- ----------- -------- ----------- --------- ----------- --------- ---------
Balance at December 31, 1998...     --         --     30,065   1,565,976   163,468   1,714,043   174,292   769,887
Issuance of Common Stock and
  Warrrants....................     --         --       --          --       --           --       --           --
Conversion of Series B
  Convertible Preferred Stock
  to Common Stock..............     --         --    (25,730) (1,350,504)    --           --       --           --
Conversion of Series C
  Convertible Preferred Stock
  to Common Stock..............     --         --       --          --    (117,037) (1,234,396)    --           --
Conversion of Series D
  Convertible Preferred Stock
  to Common Stock..............     --         --       --          --       --           --    (130,719) (577,415)
Exercise of Warrants...........     --         --       --          --       --           --       --           --
Dividends Paid/Payable in
  Common Stock.................     --         --       --          --       --           --       --           --
Exercise of Common Stock
  Options......................     --         --       --          --       --           --       --           --
Charge for Compensatory Stock
  Options......................     --         --       --          --       --           --       --           --
Net Loss.......................     --         --       --          --       --           --       --           --
                                -------- ----------- -------- ----------- --------- ----------- --------- ---------
Balance at December 31, 1999...     --      $  --      4,335    $215,472    46,431    $479,647    43,573  $192,472
                                ======== =========== ======== =========== ========= =========== ========= =========




                          SOCKET COMMUNICATIONS, INC.

                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                    Total
                                    Common Stock      Additional                Stockholders'
                                --------------------   Paid-in     Accumulated     Equity
                                  Shares     Amount    Capital       Deficit      (Deficit)
                                ----------- -------- ------------ ------------- -------------


Balance at December 31, 1996...  3,028,976   $3,029  $11,413,920  ($12,839,229)     $371,533
Conversion of Series A
  Convertible Preferred Stock
  to Common Stock..............  3,466,649    3,466    1,790,347          --            --
Dividends on Series A
  Convertible Preferred Stock..       --       --           --         (45,465)      (45,465)
Exercise of Common Stock
  Options......................      5,650        6        3,771          --           3,777
Net Loss.......................       --       --           --      (3,554,789)   (3,554,789)
                                ----------- -------- ------------ ------------- -------------
Balance at December 31, 1997...  6,501,275    6,501   13,208,038   (16,439,483)   (3,224,944)
Issuance of Series B
  Convertible Preferred Stock..       --       --           --            --       1,565,976
Conversion of Subordinated
  Convertible Notes and
  Accrued Interest to Series C
  Convertible Preferred Stock
  and Common Stock.............    756,338      757      379,949          --       2,094,749
Issuance of Series D
  Convertible Preferred Stock..       --       --           --            --         769,887
Accretion of Preferred Stock          --       --           --        (250,000)     (250,000)
Dividends on Convertible
  Preferred Stock..............       --       --           --        (221,639)     (221,639)
Dividends Paid/Payable in
  Common Stock.................    108,301      108      216,922          --         217,030
Issuance of Common Stock
  Warrants in Connection with
  Preferred Stock Issuances....       --       --        303,396          --         303,396
Charge for Compensatory Stock
  Options......................       --       --        109,061          --         109,061
Net loss.......................       --       --           --      (1,067,539)   (1,067,539)
                                ----------- -------- ------------ ------------- -------------
Balance at December 31, 1998...  7,365,914    7,366   14,217,366   (17,978,661)      295,977
Issuance of Common Stock and
  Warrrants....................  1,936,058    1,936    5,361,081          --       5,363,017
Conversion of Series B
  Convertible Preferred Stock
  to Common Stock..............  2,573,000    2,573    1,347,931          --            --
Conversion of Series C
  Convertible Preferred Stock
  to Common Stock..............  1,934,496    1,934    1,232,462          --            --
Conversion of Series D
  Convertible Preferred Stock
  to Common Stock..............  1,307,190    1,307      576,108          --            --
Exercise of Warrants...........    334,457      334      110,637          --         110,971
Dividends Paid/Payable in
  Common Stock.................    426,483      427      245,121      (245,548)         --
Exercise of Common Stock
  Options......................     44,622       45       23,841          --          23,886
Charge for Compensatory Stock
  Options......................       --       --         59,566          --          59,566
Net Loss.......................       --       --           --        (844,820)     (844,820)
                                ----------- -------- ------------ ------------- -------------
Balance at December 31, 1999... 15,922,220  $15,922  $23,174,113  ($19,069,029)   $5,008,597
                                =========== ======== ============ ============= =============

                            See accompanying notes.

                          SOCKET COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                             Year Ended December 31,
                                         --------------------------------------
                                             1999         1998         1997
                                         ------------ ------------ ------------
OPERATING ACTIVITIES
  Net loss..............................   ($844,820) ($1,067,539) ($3,554,789)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Depreciation........................     130,186      135,067      108,280
    Amortization........................       8,614       59,147      163,835
    Compensatory stock option grant.....      59,566      109,061         --
  Changes in operating assets and
    liabilities:
    Accounts receivable.................    (682,474)      24,401      (66,037)
    Inventories.........................    (256,501)    (284,451)     543,681
    Prepaid expenses....................         765      (32,716)      11,475
    Other assets........................      (4,064)      (2,298)     (18,070)
    Accounts payable....................      10,232     (350,316)     551,923
    Accrued expenses....................      13,113      (92,597)      99,371
    Accrued payroll and related
       expenses.........................      69,690      (75,601)      46,795
    Deferred revenue....................     106,293       61,493      (60,151)
                                         ------------ ------------ ------------
      Net cash used in operating
       activities.......................  (1,389,400)  (1,516,349)  (2,173,687)

INVESTING ACTIVITIES
  Purchase of equipment.................    (233,151)     (96,714)    (183,178)
                                         ------------ ------------ ------------
      Net cash used in investing
       activities.......................    (233,151)     (96,714)    (183,178)

FINANCING ACTIVITIES
  Payments on capital leases and
    equipment financing notes...........     (41,083)     (61,652)    (109,236)
  Net advances(repayments) on revolving
    line of credit......................    (520,727)      (3,214)     201,198
  Proceeds from issuance of
    convertible subordinated notes......        --           --      1,950,000
  Preferred stock dividends paid........        --        (17,073)     (30,318)
  Stock options exercised...............      23,886         --          3,777
  Net proceeds from sale of
    preferred stock and warrants........        --      2,389,259         --
  Net proceeds from sale of common
    stock and warrants..................   5,363,017         --           --
  Warrants exercised....................     110,971         --           --
                                         ------------ ------------ ------------
      Net cash provided by financing
       activities.......................   4,936,064    2,307,320    2,015,421
                                         ------------ ------------ ------------
Net increase (decrease) in cash and
  cash equivalents......................   3,313,513      694,257     (341,444)
Cash and cash equivalents at
  beginning of year.....................     971,157      276,900      618,344
                                         ------------ ------------ ------------
Cash and cash equivalents at end
  of year...............................  $4,284,670     $971,157     $276,900
                                         ============ ============ ============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest..................     $37,441      $54,734      $63,061
Dividends accrued but unpaid............        --         $4,609      $15,147
Dividends paid/payable in common stock..    $245,548     $217,030      $  --
Notes payable and accrued interest
  converted to preferred stock..........        --     $1,714,043      $  --
Notes payable and accrued interest
  converted to common stock.............        --       $380,706      $  --
Conversion of preferred stock to
  common stock..........................  $3,162,315      $  --     $1,793,813
Accretion of preferred stock............        --       $250,000      $  --
Warrants issued in conjunction
  with preferred stock financing........        --       $303,396      $  --

                            See accompanying notes.

                 SOCKET COMMUNICATIONS, INC.
                NOTES TO FINANCIAL STATEMENTS



NOTE 1 - Summary of Significant Accounting Policies

Organization and Business
     Socket Communications, Inc. ("Socket" or the "Company") develops and sells connection solutions for handheld computers that use the Windows CE operating system from Microsoft Corporation ("Microsoft") and for mobile computers that use Microsoft's Windows 9x and NT operating systems. These connection solutions include families of low power PC Card adapters for peripheral connections, Ethernet connectivity, mobile data collection, and wireless communications.
The Company's card products are its principal sources of revenues.
The Company is incorporated in the state of Delaware.

Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents
     The Company considers all highly liquid investments purchased with a maturity date of three months or less at date of purchase to be cash equivalents as of December 31, 1999 and 1998. All of the Company's cash and cash equivalents consisted of monies held in demand deposits and a money market fund.

Inventories
     Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.


                                               December 31,
                                          -------------------------
                                              1999         1998
                                          ------------ ------------
 Raw materials and sub-assemblies.......     $707,820     $454,836
 Finished goods.........................       28,259       24,742
                                          ------------ ------------
                                             $736,079     $479,578
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

Concentration of Credit Risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company invests its cash in cash demand deposits and a money market fund. The Company places its investments with high-credit-quality financial institutions and limits the credit exposure to any one financial institution or instrument. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. As of December 31, 1999, all money market funds are invested in a single fund. To date, the Company has not experienced losses on these investments. Accounts receivables are derived primarily from distributors and original equipment manufacturers. The Company performs ongoing credit evaluations of its customers' financial condition but generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management's expectations.

Concentration of Suppliers
     Several of the Company's component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials, it would be required to reduce its operations which could have a material adverse effect upon its results.

Revenue Recognition
     Product revenue to customers other than distributors is recognized after shipment has occurred, title to the goods has passed to the customer, and collectibility is certain. Revenue on shipments to distributors, which are subject to certain rights of return and price protection, is deferred until the merchandise is sold by the distributors, title has passed to the end user, and collectibility is certain. Contract engineering revenue is recognized as earned based on contract milestones.

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

Advertising Expense
     The cost of advertising is expensed as incurred. The Company incurred $437,520, $373,054, and $343,910 in advertising costs during 1999, 1998, and 1997 respectively.

Net Loss Per Share
     The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic net loss per share:

                                                 Years Ended December 31,
                                         --------------------------------------
                                             1999         1998         1997
                                         ------------ ------------ ------------
Numerator:
  Net loss..............................   ($844,820) ($1,067,539) ($3,554,789)
  Preferred stock dividends.............    (245,548)    (221,639)     (45,465)
  Accretion of preferred stock..........        --       (250,000)        --
                                         ------------ ------------ ------------
Net loss applicable to common
  stockholders.......................... ($1,090,368) ($1,539,178) ($3,600,254)
                                         ============ ============ ============

Denominator:
  Weighted average common shares
    outstanding used in computing
    basic net loss per share............   9,939,198    7,103,395    5,148,729
                                         ============ ============ ============

Basic and diluted net loss per share
  applicable to common stockholders.....      ($0.11)      ($0.22)      ($0.70)
                                         ============ ============ ============


The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses since inception and thus no potential common shares from stock options, convertible preferred stock or convertible notes have been included in the net loss per share calculation. Options and warrants to purchase 8,468,145, 13,385,295, and 6,429,176 shares of common stock in 1999,
1998, and 1997, respectively, have been omitted from the loss per share calculation as their effect is antidilutive.

Comprehensive Loss
     Effective January 1, 1998, the Company adopted Statement No. 130, "Reporting Comprehensive Income." The Company has no components of other comprehensive income.

Segment Information
     The Company follows Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance. The Company operates in one segment, connection solutions for mobile computers. The Company markets its products in the United States and foreign countries through its sales personnel and distributors.

Information regarding geographic areas for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                  Years Ended December 31,
                                          --------------------------------------
                                              1999         1998         1997
                                          ------------ ------------ ------------
Revenues: (in thousands)
   United States........................       $4,602       $3,598       $2,424
   Europe...............................        1,779        1,490        2,011
   Asia and rest of world...............          495          390          344
                                          ------------ ------------ ------------
                                               $6,876       $5,478       $4,779
                                          ============ ============ ============


Export revenues are attributable to countries based on the location of the customers. The Company does not hold long lived assets in foreign locations.

Major Customers
     Customers who accounted for at least 10% of total revenues were as follows:


                                                  Years Ended December 31,
                                          --------------------------------------
                                              1999         1998         1997
                                          ------------ ------------ ------------
   Ingram Micro.........................           24%          29%          21%
   Tech Data............................            *           11%          15%
   PPCP Ltd (UK)........................            *           10%          21%
   (*Denotes less than 10%)



New Accounting Pronouncements
     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
133) and in June 1999 the FASB issued FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." FAS 133, as amended by FAS 137, establishes accounting methods for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company will be required to implement FAS 133, as amended by FAS 137, for the fiscal year ending December 31, 2001. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company does not expect that the adoption of FAS 133 will have a material impact on its financial position or results of operations.


     In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. The Company is still assessing the impact of SAB 101 on its consolidated results of operations, financial position and cash flows.

NOTE 2 - Series B Convertible Preferred Stock

     In January 1998, the Board of Directors designated 37,500 shares of Preferred Stock as Series B Convertible Preferred Stock ("Series B Preferred Stock). Series B Preferred Stock is convertible into common stock anytime at the option of the Holder prior to the mandatory conversion date of two years after issue and automatically converts earlier in the event of a merger or consolidation of the Company if, as a result of such transaction, the holders of common stock immediately prior to such merger or consolidation would hold less than 50% of the voting securities of the surviving entity immediately following such merger or consolidation. The holders of Series B Preferred Stock have voting rights equal to the number of common shares issuable upon conversion. In the event of liquidation, holders of Series B Preferred Stock are entitled to liquidation preferences over common stockholders equal to their initial investment plus all accrued but unpaid dividends. Dividends accrue at the rate of 8% per annum and are payable quarterly in cash or in common stock, at the option of the Company. Dividends for the first three quarters of 1998 of $74,795 were paid by the issuance of 108,301 shares of common stock during 1998. Accrued dividends at December 31, 1998 were $30,000, which were paid through the issuance of 62,139 shares of common stock in January 1999. Dividends for the first three quarters of 1999 of $74,239 were paid by the issuance of 85,113 shares of common stock during 1999. Accrued dividends at December 31, 1999 were $14,827, which were paid through the issuance of 1,910 shares of common stock in January 2000.

Series B Closing
     On January 21, 1998 (the "Series B Closing"), the Company sold 12,500 shares of its Series B Convertible Preferred Stock, $0.001 par value, at $40 per share (total of $500,000) pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Series B Transaction"). The Series B stock will convert into a total of 1,250,000 shares of common stock. The conversion ratio for the Series B Transaction was based upon the average bid price of the Company's common stock for the ten days prior to the Series B Closing. The Company also issued five-year warrants to acquire 187,500 shares of common stock at $0.40 per share and granted two options to invest an additional $400,000 on similar terms which were subsequently exercised as Series B-1 and Series B-2 closings.

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

     These transactions resulted in the valuation of warrants of $153,378 which was recorded as additional paid in capital in 1998. During 1999, holders of the Company's Series B elected to convert 25,730 shares in the amount of $1,350,504 into common stock. Each share of Series B is convertible into 100 shares of common stock resulting in 2,573,000 shares issued during the year.


NOTE 3 - Conversion of Convertible Subordinated Notes into Series C Convertible Preferred Shares and Common stock

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

     During 1999, 2,125,651 shares of common stock were issued on conversion of 117,037 shares of Series C convertible preferred shares, including 191,155 common shares related to accrued dividends. Accrued dividends in 1999 and 1998 were $38,564 and $101,692 payable through the issuance of 129,126 and 169,588 shares of common stock, respectively, at the time of conversion. At December 31, 1999 and 1998, Series C, C-1, and C-2 shares plus accrued dividends, if converted, would have converted into 1,074,148 and 3,049,106 shares of common stock, respectively.


NOTE 4 - Series D Convertible Preferred Stock

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

     Accrued dividends at December 31, 1998 were $10,543, which were paid through the issuance of 23,431 shares of common stock in January 1999. Dividends for the first three quarters of 1999 of $60,000 were paid through the issuance of 64,645 shares of common stock during 1999. Accrued dividends at December 31, 1999 were $10,706 which were paid through the issuance of 1,388 shares of common stock in January 2000.

     During 1999, holders of the Company's Series D elected to convert 130,719 shares in the amount of $577,415 into common stock. Each share of Series B is convertible into 10 shares of common stock resulting in 1,307,190 common shares issued during the year.


NOTE 5 - Common stock Financings

     On September 28, 1999, the Company sold 936,058 shares of common stock in a private placement financing at $1.08 per share with total net proceeds of $863,399. In conjunction with the financing, the Company issued three-year warrants to investors to acquire an additional 140,401 shares of common stock at $1.08 per share, and issued 159,720 three-year warrants to the placement agent to acquire common stock at the same price. Using a Black-Scholes valuation formula with the following assumptions: 0.0% dividend yield rate, 4.0% risk free interest rate, $1.08 fair value of common stock, $1.08 exercise price, and a life of 3 years. $117,937 of the proceeds were attributed to the warrants issued to investors, and the warrants issued to the placement agent were valued at $134,165.

     On December 9, 1999, the Company sold 1,000,000 shares of common stock in a private placement financing at $4.66 per share with total net proceeds of $4,499,618. In conjunction with the financing, the company issued three-year warrants to investors to acquire an additional 150,000 shares of common stock at $4.66 per share, and issued 150,000 three-year warrants to the finder to acquire common stock at the same price. Using a Black-Scholes valuation formula with the following assumptions: 0.0% dividend yield rate, 4.5% risk free interest rate, $4.66 fair value of common stock, $4.66 exercise price, and a life of 3 years. $513,000 of the proceeds were attributed to the warrants issued to investors, and the warrants issued to the placement agent were valued at the same amount.


NOTE 6 - Bank Financing Arrangements

     In October 1999, the Company entered into a revolving credit agreement ("Credit Agreement") with a bank. The related agreement was amended in March 2000 and expires on February 28, 2001. This amended credit agreement replaces credit agreements previously in effect. The credit facility under the Credit Agreement allows the Company to borrow up to $2,000,000 based on the level of qualified domestic and international receivables ($1,250,000 and $750,000, respectively), at the lenders index rate which is based on prime, plus 0.75% and 0.5%, respectively, on domestic and international receivables. The rates in effect at the end of the year were 10.0% and 9.5%. There were no outstanding borrowings on the lines at December 31, 1999. There are limitations on the company's ability to pay dividends and such dividends must be payable in common stock under the terms of the agreement.

     During 1999 and prior to October, the Company's previous credit agreement contained covenants that required the company to maintain certain financial ratios. The Company was not in compliance with the covenants for the first two quarters of 1999 and obtained a waiver from the bank for each of the periods. At December 31, 1999 the Company was in compliance with all covenants in the credit agreement in effect at the end of the year.


NOTE 7 - Capital Lease Obligations and Equipment Financings

     The Company leased certain of its equipment under capital leases. The leases were collateralized by the underlying assets. During 1999 the Company completed payment on its lease obligations. At December 31, 1998, property and equipment with a cost of $233,757, was subject to such financing arrangements. Related accumulated amortization at December 31, 1998 amounted to $225,143.


NOTE 8 - Commitments

     In November 1996, the Company moved into new facilities under a five-year noncancelable operating lease which expires in October 2001. Future minimum lease payments under operating lease:


 2000...........................................           195,905
 2001...........................................           163,254
                                                       ------------
                                                          $359,159
                                                       ============


Rental expense under all operating leases was $195,905, $195,905, and $194,122 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 9 - Stock Option/Stock Issuance Plan

     The Company has three Stock Option Plans:  the 1993 Stock
Option/Stock Issuance Plan (the 1993 Plan), the 1995 Stock Plan (the 1995 Plan), and the 1999 Stock Plan (the 1999 Plan).

The 1993 Plan
     The 1993 Plan provides for the grant of incentive stock options and nonstatutory stock options or the immediate issuance of the Company's common stock to employees, directors, and consultants of the Company at prices not less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors.
The vesting and exercise provisions are determined by the Board of Directors, with a maximum term of ten years. Options granted and shares issued under the 1993 Plan generally vest over a four-year period, with 25% vesting after one year and 2.08% each month afterwards. Unvested shares which have been purchased are subject to repurchase by the Company.

Information with respect to the 1993 Plan is summarized as follows:

                                                         Outstanding Options
                                                       -------------------------
                                            Options                   Weighted
                                           Available      Number      Average
                                              for           of        Exercise
                                             Grant        Shares       Price
                                          ------------ ------------ ------------
Balance at December 31, 1996............       96,891       92,267        $0.63
  Canceled..............................        8,846       (8,846)       $0.65
  Exercised.............................         --         (5,650)       $0.67
                                          ------------ ------------
Balance at December 31, 1997............      105,737       77,771        $0.63
  Canceled..............................        6,359       (6,359)       $0.63
                                          ------------ ------------
Balance at December 31, 1998............      112,096       71,412        $0.63
  Canceled..............................        2,806       (2,806)       $0.64
                                          ------------ ------------
Balance at December 31, 1999............      114,902       68,606        $0.63
                                          ============ ============


     As of December 31, 1999, 1998, and 1997, 68,606, 71,119, and 68,474
options were exercisable at a weighted average exercise price of
$0.63, $0.63 and $0.63, respectively.  The exercise price of the
options at December 31, 1999 ranged from $0.59 to $0.67.   The Company
has not granted options from the 1993 Plan since February 1995 and does not intend to make any future grants from the 1993 Plan. The weighted average remaining contractual life for options outstanding under the 1993 Plan at December 31, 1999 is approximately 4.5 years.

The 1995 Plan
     The Company's 1995 Stock Plan (the 1995 Plan) provides for the grant of incentive stock options and nonstatutory stock options to employees, directors, and consultants of the Company. The exercise price per share of all incentive stock options granted must be at least equal to the fair market value per share of common stock on the date of grant. The exercise price per share of all nonstatutory stock options shall be not less than 85% of the fair market value of the common stock on the date of grant. The vesting and exercise provisions are determined by the Board of Directors, with a maximum term of ten years.

Information with respect to the 1995 Plan is summarized as follows:


                                                         Outstanding Options
                                                       -------------------------
                                             Shares                   Weighted
                                           Available      Number      Average
                                              for           of        Exercise
                                             Grant        Shares       Price
                                          ------------ ------------ ------------
Balance at December 31, 1996............       37,902      397,098        $1.57
  Increase in shares authorized.........      300,000         --
  Granted...............................     (381,620)     381,620        $0.61
  Canceled..............................      285,189     (285,189)       $1.40
                                          ------------ ------------
Balance at December 31, 1997............      241,471      493,529        $0.93
  Increase in shares authorized.........    1,000,000         --
  Granted...............................   (1,192,148)   1,192,148        $0.63
  Canceled..............................       55,867      (55,867)       $0.55
  Repriced options canceled.............      167,789     (167,789)       $1.55
  Repriced options granted..............     (167,789)     167,789        $0.46
                                          ------------ ------------
Balance at December 31, 1998............      105,190    1,629,810        $0.60
  Increase in shares authorized.........    1,200,000         --
  Granted...............................     (335,000)     335,000        $0.95
  Canceled..............................       50,689      (50,689)       $0.59
  Exercised.............................         --        (34,205)       $0.53
                                          ------------ ------------
Balance at December 31, 1998............    1,020,879    1,879,916        $0.67
                                          ============ ============


     In 1998, the Company granted employees, including executives, the option to exchange 167,789 options with an aggregate exercise price of $260,073 for new options with an exercise price of $0.46 per share, the fair value of the stock on the day of exchange. All vested options that were repriced vested monthly over an additional one year period and the unvested repriced options vest under the original terms of the option grant. As of December 31, 1999, 1998 and 1997, 1,035,431, 667,197, and 223,891 options were exercisable at a weighted average exercise price of $0.60, $0.58, and $1.28, respectively. The exercise price of options at December 31, 1999 ranged from $0.4375 to $1.50. The weighted average remaining contractual life for options outstanding under the 1995 Plan at December 31, 1999, is approximately
8.3 years.

The 1999 Plan
     The Company's 1999 Stock Plan (the 1999 Plan) provides for the grant of nonstatutory stock options to employees, directors, and consultants of the Company. The exercise price per share of all nonstatutory stock options shall be not less than 85% of the fair market value of the common stock on the date of grant. The vesting and exercise provisions are determined by the Board of Directors, with a maximum term of ten years.

   Information with respect to the 1999 Plan is summarized as follows:

                                                         Outstanding Options
                                                       -------------------------
                                             Shares                   Weighted
                                           Available      Number      Average
                                              for           of        Exercise
                                             Grant        Shares       Price
                                          ------------ ------------ ------------
  Authorized............................    1,000,000         --
  Granted...............................     (440,000)     440,000        $0.56
  Exercised.............................         --        (10,417)       $0.56
                                          ------------ ------------
Balance at December 31, 1999............      560,000      429,583        $0.56
                                          ============ ============




     As of December 31, 1999, 40,626 options were exercisable at a weighted average exercise price of $.56. The exercise price of the options at December 31, 1999 was $0.56. The weighted average remaining contractual life for options outstanding under the 1999 Plan at December 31, 1999, is approximately 9.5 years.

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


                                              1999         1998         1997
                                          ------------ ------------ ------------
Risk-free interest rate (%).............         5.94%        5.52%        6.28%
Dividend yield..........................         --           --           --
Volatility factor.......................        0.993        0.921        0.808
Expected option life (years)............          6.5          6.5          5.5



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

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement 123, the Company's net loss per share would have increased to the pro forma amounts indicated below:

                                              1999         1998         1997
                                          ------------ ------------ ------------
Pro forma net loss......................  ($1,282,236) ($1,731,291) ($3,703,075)
Pro forma net loss per share............       ($0.13)      ($0.24)      ($0.72)


     The effects of applying FAS 123 pro forma disclosures are not likely to be representative of effects on pro forma disclosures of future years.


NOTE 10 - Warrants

     The Company issued warrants to purchase common stock in connection with its initial public offering and periodically granted warrants in connection with certain financing agreements and certain lease agreements. The Company has the following warrants outstanding to purchase common stock at December 31, 1999:


                                   Number      Price
                                     of         Per         Issue    Expiration
Reason                             Shares      Share        Date        Date
-------------------------------- ----------- ----------  ----------- -----------
Initial public offering.........    550,275      $8.40 *  Jun 1995    Jun 2000
IPO underwriting................     73,371      $7.60 *  Jun 1995    Jun 2000
Series A Pfd underwriting.......     26,741      $3.56    Nov 1996    Nov 2001
Equipment leasing...............        879    $5.6875    Dec 1996    Dec 2001
Series B financing..............    122,500      $0.40    Jan 1998    Jan 2003
Series B-1 financing............    132,750     $0.565    Feb 1998    Feb 2003
Series B-2 financing............    130,725   $0.57375    Mar 1998    Mar 2003
Series D financing..............    582,875   $0.57375    Nov 1998    Nov 2001
Consulting services.............     10,000   $0.57375    Mar 1999    Mar 2004
Bank line financing.............     50,000   $1.40625    Oct 1999    Oct 2004
Common stock financing..........    300,121      $1.08    Sep 1999    Sep 2002
Common stock financing..........    427,672      $4.66    Dec 1999    Dec 2002
                                 -----------
Total warrants..................  2,407,909
                                 ===========

--------------------
* The common warrants expiring in June 2000 are subject to certain dilution adjustments resulting from the subsequent issuance of common stock or securities converting into common stock at prices below the initial offering price for the Company's common stock. At December 31, 1999, the effects of the dilution adjustments relating to these warrants were to increase the number of shares issuable upon exercise from 550,275 shares to 2,338,669 shares and from 73,371 shares to 152,856 shares, and to correspondingly reduce the effective per share exercise price from $8.40 per common share to $1.9765 per common share for the initial public offering warrants, and from $7.60 per common share to $3.65 per common share for IPO underwriting warrants.

NOTE 11 - Shares Reserved

     Common stock reserved for future issuance was as follows at December 31, 1999:

  Stock option plans outstanding (see Note 9).................        2,378,105
  Reserved for future stock option grants (see Note 9)........        1,695,781
  Common stock warrants (see Note 10).........................        4,275,788
  Series B conversion (see Note 2)............................          433,500
  Series C conversion (see Note 3)............................          945,022
  Series D conversion (see Note 4)............................          435,730
  Preferred Stock dividends ..................................          132,424
                                                                     -----------
  Total common stock reserved for future issuance.............       10,296,350
                                                                     ===========



NOTE 12 - Retirement Plan

     The Company has a tax-deferred savings plan, the Socket
Communications, Inc. 401(k) Plan ("The Plan"), for the benefit of qualified employees. The Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to The Plan on a quarterly basis. No contributions are made by the Company. Administrative expenses relating to The Plan are not significant.







NOTE 13 - Income Taxes

     Due to the Company's loss position, there was no provision for income taxes for the years ended December 31, 1999, 1998 and 1997.

     As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $13,445,000 and $4,850,000, respectively. The Company also has federal and state tax credit carryforwards of approximately $180,000 and $155,000, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2000 through 2018, if not utilized.

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of deferred tax assets are as follows:

                                                              December 31,
                                                         -----------------------
                                                            1999        1998
                                                         ----------- -----------
Net operating loss carryforwards...................      $4,853,000  $4,800,000
Credits............................................         284,000     284,000
Capitalized research and development costs.........         932,000     806,000
Reserves...........................................         429,000     369,000
Other..............................................         441,000     443,000
                                                         ----------- -----------
  Total deferred tax assets........................       6,939,000   6,702,000
Valuation allowance for deferred tax assets........      (6,939,000) (6,702,000)
                                                         ----------- -----------
  Net deferred tax assets..........................         $   --      $   --
                                                         =========== ===========



NOTE 14 - Subsequent Events

     From January 1, 2000 through March 20, 2000, 352,884 publicly traded warrants to purchase common stock were exercised resulting in net proceeds of $2,964,226.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.




                           PART III

     The information required in Items 9-12 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 21, 2000.


                           PART IV

Item 13. Exhibits and Reports on Form 8-K.

(a)  Documents filed as part of this report:

     1.  All financial statements.

         INDEX TO FINANCIAL STATEMENTS                          PAGE

         Report of Ernst & Young LLP, Independent Auditors.......31
         Balance Sheets..........................................32
         Statements of Operations................................33
         Statements of Stockholders' Equity......................34
         Statements of Cash Flows................................35
         Notes to Financial Statements...........................36

     2.  Financial statement schedules.
         II.  Valuation and Qualifying Accounts.................S-1

     3.  Exhibits.

     3.1(1) Certificate of Incorporation.

     3.2(1) Bylaws.

     3.3(3) Certificate of Designations of Preferences and
            Rights of Series B Convertible Preferred Stock.

     3.4(3) Certificate of Designations of Preferences and
            Rights of Series B-1 Convertible Preferred Stock.

     3.5(3) Certificate of Designations of Preferences and
            Rights of Series B-2 Convertible Preferred Stock.

     3.6(4) Certificate of Designations of Preferences and Rights of Series C convertible Preferred Stock

     3.7(4) Certificate of Designations of Preferences and Rights of Series C-1 Convertible Preferred Stock

     3.8(5) Certificate of Designations of Preferences and Rights of Series C-2 Convertible Preferred Stock

     3.9(6) Certificate of Designations of Preferences and Rights of Series D Convertible Preferred Stock

    10.1(1) Form of Indemnification Agreement entered into between the Company and its directors and officers.

    10.2(1) 1993 Stock Option/Stock Issuance Plan and forms of agreement thereunder.

    10.3(1) 1995 Stock Plan and forms of agreement thereunder.

    10.4(2) Standard Lease Agreement by and between
            Central Court, LLC and the Company dated
            September 15, 1996.

    10.5(3) Form of Employment Agreement dated October
            15, 1997 with: Micheal Gifford, Executive Vice President Business Development and General Manager, Wireless Products Division; Kevin Mills, Vice President of Engineering and Operations and General Manager, Wired Products Division, and David Dunlap, Vice President Finance and Administration, Chief Financial Officer and Corporate Secretary.

    10.6(3) Series B Preferred Stock Purchase Agreement dated January 21, 1998 by and between the Company and Explorer Partners, L.L.C., a Delaware limited liability company and Explorer Fund Management, L.L.C., an Illinois limited liability company and Amendment No. 1 thereto dated March 18, 1998.

    10.7(3) Bonus Plan dated February 18, 1998 between the Company and certain eligible participants.

    10.8(3) Form of Amendment No.1 to Stock Option
            Agreement between the Company and certain Option Holders under the 1995 Stock Option Plan.

    10.9(6) Series D Convertible Preferred Stock Purchase
            Agreement

    10.10(6) Common Stock Purchase Warrant dated November 9, 1998 to The Harmat Organization

    10.11(6) Common Stock Purchase Warrant dated November 9, 1998 to Global Holdings, LP

    10.12(7) Series D Convertible Stock Purchase Agreement for
             Bass Trust

    23.1 Consent of Ernst & Young LLP, Independent Auditors.

    27.1 Financial Data Schedule.

--------------------

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

(4) Incorporated by reference to exhibits filed with the Company's Form 10-QSB (File No. 001-13810) filed on May 13, 1998.

(5) Incorporated by reference to exhibits filed with the Company's Form 10-QSB (File No. 001-13810) filed on August 14, 1998.

(6) Incorporated by reference to exhibits filed with the Company's Form 10-QSB (File No. 001-13810) filed on November 13, 1998.

(7) Incorporated by reference to exhibits filed with the Company's Form 10-KSB (File No. 001-13810) filed on March 30, 1999.


b.  Reports on Form 8-K

    None

                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  SOCKET COMMUNICATIONS, INC.
                                  ----------------------------
                                  Registrant

Date:   March 22, 2000            /s/ Charlie Bass
                                 -----------------------------
                                 Charlie Bass
                                 Chairman and Chief Executive Officer


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



         Signature                          Title                    Date
----------------------------  ---------------------------------  -------------

By  /s/ Charlie Bass           Chairman and Chief                March 22, 2000
----------------------------   Executive Officer
    Charlie Bass


By  /s/ David W. Dunlap       Vice President of Finance          March 22, 2000
----------------------------     and Administration and
    David W. Dunlap            Chief Financial Officer


By  /s/ Micheal L. Gifford     Executive Vice President          March 22, 2000
----------------------------   and Director
    Micheal L. Gifford


By  /s/ Jack C. Carsten        Director                          March 22, 2000
----------------------------
    Jack C. Carsten


By  /s/ Edward M. Esber, Jr.   Director                          March 22, 2000
----------------------------
    Edward M. Esber, Jr.


By  /s/ Gianluca Rattazzi      Director                          March 22, 2000
----------------------------
    Gianluca Rattazzi


By  /s/ Lars Lindgren          Director                          March 22, 2000
----------------------------
    Lars Lindgren

           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     SOCKET COMMUNICATIONS, INC.
             FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                             Additions
                                        -------------------
                               Balance   Charged
                                 at        to      Charged   Amounts   Balance
                              Beginning Costs and    to      Written   at end
Description                   of Period Expenses    Other      Off    of Period
----------------------------- --------- --------- --------- --------- ---------
Accounts Receivable Allowance
  for Doubtful Accounts:
   1999....................... $42,265   $25,582      --        $430   $67,417
   1998....................... $44,691    $9,752      --     $12,178   $42,265
   1997....................... $35,330   $11,106      --      $1,745   $44,691





                            - S-1 -