Form 10KSB/A
period 1999-12-31
SOCKET COMMUNICATIONS INC
filed 2000-04-28
CIK 944075

==============================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                               FORM 10-KSB/A
                             (Amendment No. 1)

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

     Securities registered under Section 12(b) of the Exchange Act:
                                           Name of each exchange on which
        Title of each class                registered
        ----------------------             -------------------------------
        Common stock                       Pacific Exchange
        ($0.001 par value)

   Securities registered under Section 12(g) of the Exchange Act: none

   Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

   Revenue for the fiscal year ended December 31, 1999: $6,876,108

   Aggregate market value of Common stock ($0.001 par value) held by non-affiliates on March 9, 2000 based on the closing price on
such date:  $640,000,000.   For purposes of this disclosure, shares
of Common stock held by persons who hold more than 5% of the outstanding shares of Common stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

   Number of shares of Common stock ($0.001 par value) outstanding as of March 9, 2000 is 18,869,261 shares.

==============================================================================

                DOCUMENTS INCORPORATED BY REFERENCE
   None.


                        EXPLANATORY NOTE

   This Annual Report on Form 10-KSB/A ("Form 10-KSB/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999. This Form 10-KSB is filed with the Securities and Exchange Commission (the "Commission") solely for the purpose of revising and restating the following items in their entirety.


                            PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The names of the directors of the Company and all persons nominated to become such and certain information about them as of April 24, 2000 are set forth below:

                                                                     Director
     Name of Nominee      Age        Position with the Company         Since
------------------------  ---  ------------------------------------- --------

Charlie Bass............  58   Chairman of the Board                   1992

Kevin Mills.............  39   President, Chief Executive Officer      2000
                               and Director

Micheal L. Gifford......  42   Executive Vice President and Director   1992

Jack C. Carsten.........  58   Director                                1993

Gianluca Rattazzi......   46   Director                                1998

Leon Malmed.............  62   None                                     --

Enzo Torresi............  55   None                                     --


There are no family relationships among any of the directors or executive officers of the Company.

    Charlie Bass co-founded Socket Communications in March 1992, and has been the Chairman of the Board of Directors from such time to the present. Dr. Bass also served as our interim Chief Executive Officer during January and February 1996 and from April 1997 until February 1998, at which time Mr. Bass assumed the position of Chief Executive Officer, a position he relinquished on March 22, 2000. Dr. Bass has been the General Partner of Bass Associates, a venture capital firm, since September 1989. Dr. Bass currently serves as a director of Digital Island, Inc. and several private companies. Dr. Bass holds a Ph.D. in electrical engineering from the University of Hawaii.

     Kevin J. Mills was appointed our President and Chief Executive Officer and a director of the Company on March 22, 2000. He has served as our Chief Operating Officer since September 1998. Mr. Mills joined Socket Communications in September 1993 as Vice President of Operations, and has also served as our Vice President of Engineering. Prior to joining Socket Communications, Mr. Mills worked from September 1987 to August 1993 at Logitech, Inc., a computer peripherals company, serving most recently as its Director of Operations. He received a B.E. in Electronic Engineering from the University of Limerick, Ireland.

     Micheal L. Gifford has been a director of Socket Communications since its inception in March 1992 and has served as our Executive Vice President since October 1994. Mr. Gifford served as our President from our inception in March 1992 to September 1994, and as our Chief Executive Officer from March 1992 to June 1994. From December 1986 to December 1991, Mr. Gifford served as a director and as Director of Sales and Marketing for Tidewater Associates, a computer consulting and computer product development company. Prior to working for Tidewater Associates, Mr. Gifford co-founded and was President of Gifford Computer Systems, a computer network integration company. Mr. Gifford received a B.S. in Mechanical Engineering from the University of California at Berkeley.

     Jack C. Carsten has been a director of Socket Communications since May 1993. He also served us in a consulting capacity as an interim Chief Executive Officer of the Company from July 1994 to September 1994. Mr. Carsten owns and operates Technology Investments, a venture capital firm and is managing director of Horizon Ventures, a venture capital fund since 1999. Prior to founding Technology Investments, Mr. Carsten was a general partner of U.S. Venture Partners, a venture capital firm. Prior to U.S. Venture Partners, he held senior management positions at Intel Corporation, most recently serving as Senior Vice President and General Manager of the Component Group, Microcomputer Group and ASIC Components Group. He received an A.B. in Physics from Duke University.

     Gianluca Rattazzi has been a director of Socket Communications since June 1998. Dr. Rattazzi co-founded Meridian Data, Inc., a provider of CD ROM networking software and systems, in July 1988. He has served as President and a director of Meridian Data since inception and was appointed Chief Executive Officer of Meridian Data serving from October 1992 until its recent sale to Quantum Corporation. From 1985 to 1988, Dr. Rattazzi held various executive level positions at Virtual Microsystems, Inc., a computer peripheral networking company, most recently as President. Dr. Rattazzi holds an M.S. degree in Electrical Engineering and Computer Science from the University of California, Berkeley, and a Ph.D. in Physics from the University of Rome, Italy.

     Leon Malmed has served as Senior Vice President of Worldwide Marketing and Sales of SanDisk Corporation, a manufacturer of flash memory products, from 1992 to his retirement in March 2000. Prior to his tenure with SanDisk Corporation, Mr. Malmed was Executive Vice President of Worldwide Marketing and Sales for Syquest Corporation, a disk storage manufacturer, from 1991 to 1992, Senior Vice President of Worldwide Marketing and Sales for Prairietech Corporation, a disk drive company, from 1990 to 1991, and Senior Vice President of Worldwide Sales, Marketing and Programs for Maxtor Corporation, a disk drive company, from 1984 to 1990.
Mr. Malmed serves as a director of several corporations including Valdor Corporation (fiber optics connectivity), Omnivision Technologies, Inc. (image sensors semiconductors), Artisan Components, Inc. (licenser of building blocks for complex I.C. designs), and Adtron Corporation (storage systems). Mr. Malmed holds a B.S. degree in Mechanical Engineering from the University of Paris, and also has completed the AEA/UCLA Senior Executive Program at the University of California at Los Angeles, and the AEA/Stanford Executive Institute Program for Management of High Technology Companies at Stanford Business School.

     Enzo Torresi founded and manages EuroFund Partners, a venture capital fund, since 1999. In 1997 and 1998, he was Chairman and CEO of ICAST Corporation, a software company specializing in broadcasting solutions for the Internet. During 1995 and 1996 he was Entrepreneur-In-Residence at Accel Partners, a venture capital fund. From November 1993 to 1994, he was Vice-Chairman of Power Computing Corporation, a PC manufacturer he cofounded. From 1989 to October 1994, Dr. Torresi was President and Chief Executive Officer of NetFRAME Systems, Inc., a computer manufacturer that is now part of Micron Electronics, Inc. Dr. Toressi serves on the boards of various private and public companies including PictureTel, Optibase Ltd. And Network Associates. Dr. Torresi holds a Doctorate in Electronics Engineering from the Polytechnic Institute in Turin, Italy.

OFFICERS

   The current names, ages and office of all of the executive officers of the Company are as follows:

     Name of Officer      Age             Position with the Company
------------------------  ---  ---------------------------------------------

 Charlie Bass...........   58  Chairman of the Board of Directors and
                               Chief Executive Officer through March 22,2000


 Kevin Mills............   39  President, Chief Executive Officer since
                               March 22, 2000, previously Chief Operating
                               Officer

 Micheal L. Gifford.....   42  Executive Vice President and Director

 David W. Dunlap........   57  Vice President of Finance and Administration,
                               Chief Financial Officer and Secretary

 Leonard L. Ott.........   41  Vice President of Engineering

 John R. Adams, Jr. ....   46  Vice President of Worldwide Sales


     There are no family relationships among any of the directors or executive officers of the Company.

     Charlie Bass co-founded Socket Communications in March 1992, and has been the Chairman of the Board of Directors from such time to the present. Dr. Bass also served as our interim Chief Executive Officer during January and February 1996 and from April 1997 until February 1998, at which time Mr. Bass assumed the position of Chief Executive Officer, a position he relinquished on March 22, 2000. Dr. Bass has been the General Partner of Bass Associates, a venture capital firm, since September 1989. Dr. Bass currently serves as a director of Digital Island, Inc. and several private companies. Dr. Bass holds a Ph.D. in electrical engineering from the University of Hawaii.

     Kevin J. Mills was appointed our President and Chief Executive Officer and a director of the Company on March 22, 2000. He has served as our Chief Operating Officer since September 1998. Mr. Mills joined Socket Communications in September 1993 as Vice President of Operations, and has also served as our Vice President of Engineering. Prior to joining Socket Communications, Mr. Mills worked from September 1987 to August 1993 at Logitech, Inc., a computer peripherals company, serving most recently as its Director of Operations. He received a B.E. in Electronic Engineering from the University of Limerick, Ireland.

     Micheal L. Gifford has been a director of Socket Communications since its inception in March 1992 and has served as our Executive Vice President since October 1994. Mr. Gifford served as our President from our inception in March 1992 to September 1994, and as our Chief Executive Officer from March 1992 to June 1994. From December 1986 to December 1991, Mr. Gifford served as a director and as Director of Sales and Marketing for Tidewater Associates, a computer consulting and computer product development company. Prior to working for Tidewater Associates, Mr. Gifford co-founded and was President of Gifford Computer Systems, a computer network integration company. Mr. Gifford received a B.S. in Mechanical Engineering from the University of California at Berkeley.

     David W. Dunlap has served as the Company's Vice President of Finance and Administration, Secretary and Chief Financial Officer since February 1995. Mr. Dunlap previously served as Vice President of Finance and Administration and Chief Financial Officer at several public and private companies including Appian Technology Inc., a semiconductor company from September 1993 to February 1995, and Mountain Network Solutions, Inc., a computer peripherals manufacturing company, from March 1992 to September 1993. He is a certified public accountant, and received an M.B.A. and a B.A. in Business Administration from the University of California at Berkeley.

     Leonard L. Ott was appointed Vice President of Engineering in December 1998. Mr. Ott joined the Company in March 1994, serving in increasingly responsible engineering positions including Director of Software Development and Director of Engineering. Mr. Ott also worked as an engineering consultant with the Company from November 1993 to March 1994. Prior to joining the Company, Mr. Ott served from March 1988 to November 1993 with Vision Network Systems, a networking systems company, serving most recently as its Vice President Research and Development. He received a B.S. in Computer Science from the University of California at Berkeley.

     John R. Adams, Jr. joined the Company as Vice President of Worldwide Sales in February 2000. Mr. Adams previously held various increasingly responsible sales and general management positions with Network Equipment Technologies, a network systems company, from 1986 to 1999, the last four years as a business unit Vice President and General Manager. He received a B.S. in Business Administration from the College of Notre Dame.



SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during fiscal 1999, all filing requirements applicable to its executive officers and directors were complied with.

ITEM 10.        EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

                 SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid by the Company during the fiscal years ended December 31, 1999, 1998 and 1997 to the Company's Chief Executive Officers, and the four other most highly compensated executive officers whose total 1999 salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers"):



                                                                       Long-term
                                                                      Compensation
                                                                         Awards
                                               Annual Compensation     Securities       Other            All
                                             -----------------------   Underlying      Annual           Other
 Name and Principal Position          Year   Salary ($)  Bonus ($)(1)  Options(#)  Compensation($) Compensation($)
------------------------------------  ----   ----------  -----------  ------------ --------------- --------------


 Charlie Bass (2)...................  1999        --          --         10,000         6,000(2)          --
    Chief Executive Officer through   1998        --          --        530,767         7,500(2)          --
    March 22, 2000 and Director       1997        --          --         30,000           --              --

 Kevin J. Mills.....................  1999     131,250      33,268      150,000           --              --
    Chief Operating Officer           1998     125,000      17,239      152,580           --              --
                                      1997     115,000      20,930       32,500           --              --

 Micheal L. Gifford.................  1999     131,250      32,444      150,000           --              --
    Executive Vice President          1998     125,000      17,536      172,411           --              --
    and Director                      1997     120,000      21,829       32,500           --              --

 David W. Dunlap....................  1999     131,250      33,209      150,000           --              --
    Vice President of Finance and     1998     125,000      17,114      152,580           --              --
    Administration, Chief Financial   1997     120,000      20,696       32,500           --              --
    Officer and Secretary

 Leonard L. Ott.....................  1999     110,000      20,819       50,000           --              --
    Vice President of Engineering     1998     101,250       7,133       60,703           --              --


--------------------
(1) Represents cash bonuses earned for work performed during fiscal 1999. Bonuses earned during the first three fiscal quarters of fiscal 1999 were paid in fiscal 1999 whereas bonuses earned during the fourth fiscal quarter of 1999 were paid in the first quarter of fiscal 2000.

(2) Dr. Bass served as Acting Chief Executive Officer from April
    24, 1997 through January 1998, at which time Dr. Bass assumed
    the role of Chief Executive Officer.   In consideration for such
    services, the Company granted Dr. Bass an option in 1998 to purchase 500,000 shares of Common Stock at an exercise price of $0.6875 and vesting over a four-year period commencing April 24, 1997. Dr. Bass serves without cash compensation. Other annual compensation consists of fees for attendance at board meetings at a rate of $1,500 per meeting attended during 1998 and 1999.

STOCK OPTION GRANTS AND EXERCISES

                OPTION GRANTS IN FISCAL 1999

     The following table sets forth certain information for the fiscal year ended December 31, 1999 with respect to each grant of stock options to the Named Executive Officers. No stock appreciation rights were granted during such year.


                                        Individual Grants (3)
                         ----------------------------------------------------
                          Number of     % of Total
                         Securities      Options       Exercise
                         Underlying     Granted to     Price Per
                           Options     Employees in      Share     Expiration
          Name             Granted    Fiscal 1999(1)    ($)(2)        Date
-----------------------  -----------  --------------  -----------  ----------

 Charlie Bass..........      10,000         1.3         0.5625      06/16/09

 Kevin J. Mills........     150,000        19.4         0.5625      06/16/09

 Micheal L. Gifford....     150,000        19.4         0.5625      06/16/09

 David W. Dunlap.......     150,000        19.4         0.5625      06/16/09

 Leonard L. Ott........      50,000         6.5         0.5625      06/16/09


--------------------
(1) Based on options granted to employees, consultants and directors during fiscal 1999 to purchase 775,000 shares of Common Stock.

(2) All options were granted at an exercise price equal to the fair market value of the Company's Common Stock, as determined by the Board of Directors on the date of grant.



          AGGREGATED OPTION EXERCISES IN FISCAL 1999
              AND FISCAL YEAR-END OPTION VALUES

   The following table provides information on aggregate option exercises during the year ended December 31, 1999 and on the value of such officers' unexercised options at December 31, 1999.


                                            Number of Securities
                       Shares              Underlying Unexercised      Value of Unexercised
                      Acquired    Value          Options At           In-the-Money Options at
                         on       Value     December 31, 1999 (#)     December 31, 1999 ($)(1)
                      Exercise  Received --------------------------  --------------------------
Name                     (#)     ($)(1)  Exercisable  Unexercisable  Exercisable  Unexercisable
--------------------- ------------------------------  -------------  -----------  -------------
Charlie Bass.........      --        --      399,110        176,146    3,256,738      1,437,351

Kevin J. Mills.......   12,417   101,323     126,531        212,499    1,032,493      1,733,992

Micheal L. Gifford...      --        --      142,412        212,499    1,162,082      1,733,992

David W. Dunlap......      --        --      136,908        212,499    1,117,169      1,733,992

Leonard L. Ott.......      --        --       44,272         82,292      361,260        671,503


---------------------------
(1) Based upon a final bid price, as of December 31, 1999, of $8.16 per share.

DIRECTOR COMPENSATION

     Outside directors (excluding Mr. Gifford and Mr. Mills) receive $1,500 per regular Board meeting attended. The Company's Outside Directors are also entitled to participate in the Company's 1995 and 1999 Stock Option Plans, and during fiscal 1999 Messrs. Bass, Carsten, Esber, Lindgren and Rattazzi were each granted options to purchase 10,000 shares, respectively, of the Company's Common Stock, each at an option exercise price of $0.5625 per share, the fair market value of the Company's Common Stock on the date of grant.


COMPENSATION COMMITTEE INTERLOCKS

     None of the members of the Compensation Committee of the Board was at any time during fiscal 1999 an officer or employee of the Company. No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on the Board or the Compensation Committee of the Board.


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

     In October 1997, the Company entered into separate employment agreements with Micheal Gifford, Kevin Mills and David Dunlap (each an "Executive" and collectively the "Executives"). Pursuant to these agreements, which expire on December 31, 2000 and are each terminable at will by each party, respectively, the Company is obligated to pay the Executive's current base salary of $150,000. If the Company terminates the Executive's employment without cause, the Company shall pay the Executive (i) six months' base salary regardless of whether he secures other employment during those six months, (ii) health insurance until the earlier of the date of the Executive's eligibility for the health insurance benefits provided by another employer or the expiration of six months, (iii) the full bonus amount to which he would have been entitled for the first quarter following termination and one-half of such bonus amount for the second quarter following termination, and (iv) certain other benefits including the ability to purchase at book value certain items of Company property purchased by the Company for the Executive's use, which may include a personal computer, a cellular phone, and other similar items.

     Additionally, under the 1995 Plan, all optionees' rights to purchase stock shall, upon a change of control of the Company, be immediately vested and be fully exercisable under certain circumstances.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth as of April 24, 2000, certain information with respect to the beneficial ownership of the Common Stock of the Company, on an as-converted basis for the Series C and D Preferred Stock of the Company, and on an as-exercised basis for options and warrants exercisable within 60 days of April 24, 2000, as to (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer, and
(iv) all directors and officers of the Company as a group. Except as otherwise noted, the named beneficial owner has sole voting and investment power with respect to the shares shown.


                                           Number of     Percentage
                                             Shares      of Shares
                                          Beneficially  Beneficially
Name and Address of Beneficial Owner       Owned (1)    Owned (%)(2)
---------------------------------------  -------------  ------------

Explorer Funds.........................    1,185,595(3)         5.8%

J.P. Wood..............................    1,021,030(4)         5.0%

Charlie Bass...........................    1,445,449(5)         6.9%

Micheal L. Gifford.....................      290,208(6)         1.4%

David W. Dunlap........................      195,928(7)         1.0%

Kevin J. Mills.........................      144,728(8)          *

Leonard L. Ott.........................       57,518(9)          *

Edward M. Esber, Jr. ..................      14,583(10)          *

Lars Lindgren..........................      14,583(11)          *

Gianluca Rattazzi.....................       14,583(12)          *

Jack C. Carsten........................       2,917(13)          *

All Directors and Officers
  as a group (9 persons)...............   2,180,551(14)        10.2%

--------------------
*Less than 1%

(1) To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) Percentage ownership is based on 20,069,192 shares of Common Stock outstanding on April 24, 2000 and any shares issuable pursuant to securities convertible into or exercisable for shares of Common Stock by the person or group in question on April 24, 2000 or within 60 days thereafter.

(3) Consists of 657,120 shares of common stock plus 528,475 shares of Common Stock issuable upon the exercise of warrants.
    Explorer Partners II holds 653,620 common shares. Explorer Fund Management, as investment advisor to Explorer Partners II, has shared voting and investment power of the shares directly owned by Explorer Partners II with Tom Papoutsis, the Managing Director of Explorer Partners II. Robert Holz, as Managing Director of Explorer Fund Management, exercises voting and investment control with respect to the shares held by Explorer Fund Management. Messrs. Papoutsis and Holz disclaim beneficial ownership of the shares held by the Explorer Funds except to the extent of their respective pecuniary interests therein. The address of Explorer Funds is 444 North Michigan Avenue, Suite 2190, Chicago, IL 606ll.

(4) Represents 785,408 shares of common stock plus 235,622 shares of common stock issuable upon exercise of a warrant. The address of J.P. Wood is Bird House, Lyford Cay, Nassau, Bahamas N7776.

(5) Consists of 367,268 shares owned by Bass Associates (including 65,256 shares of common stock subject to options exercisable within 60 days of April 24, 2000) and 1,078,181 shares owned by Bass Trust (including 113,287 shares of common stock, 365,764 shares of common stock issuable upon conversion of Series C convertible preferred stock within 60 days of April 24, 2000, 400,416 shares of common stock subject to options exercisable within 60 days of April 24, 2000, 174,290 shares of common stock issuable upon conversion of Series D convertible preferred stock within 60 days of April 24, 2000, and 24,424 shares of common stock subject to warrants exercisable within 60 days of April 24, 2000). Dr. Bass is the General Partner of Bass Associates and may be deemed to share voting and investment power with respect to these shares. However, Dr. Bass disclaims beneficial ownership of shares owned by Bass Associates except to the extent of his pecuniary interest therein.

(6) Includes 147,708 shares of common stock and 142,500 shares of common stock subject to options exercisable within 60 days of April 24, 2000.

(7) Includes 163,844 shares of common stock and 32,084 shares of common stock subject to options exercisable within 60 days of April 24, 2000.

(8) Includes 100,199 shares of common stock and 44,583 shares of common stock subject to options exercisable within 60 days of April 24, 2000.

(9) Includes 29,560 shares of common stock and 27,958 shares of common stock subject to options exercisable within 60 days of April 24, 2000.

(10) Represents 14,583 shares of common stock subject to options exercisable within 60 days of April 24, 2000.

(11) Represents 14,583 shares of common stock subject to options exercisable within 60 days of April 24, 2000.

(12) Represents 14,583 shares of common stock subject to options exercisable within 60 days of April 24, 2000.

(13) Represents 2,917 shares of common stock subject to options exercisable within 60 days of April 24, 2000.

(14) See notes (5) through (13) above.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   On October 12, 1999, the Company sold 10,138 shares of its Common Stock at a price per share of $1.08, for an aggregate purchase price of $10,949, to the Bass Trust in a private placement offering pursuant to preemptive participation rights to participate in the Company's common stock financing completed in September 1999. Charlie Bass, Chief Executive Officer and Chairman of the Board of the Company, is the trustee of the Bass Trust. The Company also issued to the Bass Trust three-year warrants to acquire 1,521 shares of Common Stock at $1.08 per share.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-KSB/A to be signed on its behalf by the undersigned, hereunto duly authorized.

                                SOCKET COMMUNICATIONS, INC.
                                REGISTRANT

Date: April 27, 2000            By:               /s/ CHARLIE BASS
                                     -----------------------------------------
                                                   Charlie Bass
                                              CHAIRMAN OF THE BOARD


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                         Title                     Date
----------------------------  --------------------------------  ---------------

By  /s/ Charlie Bass           Chairman of the Board            April 27, 2000
----------------------------
    Charlie Bass

By  /s/ Kevin Mills            President and Chief Executive    April 27, 2000
----------------------------   Officer
    Kevin Mills

By  /s/ David W. Dunlap        Vice President of Finance        April 27, 2000
----------------------------     and Administration and
    David W. Dunlap            Chief Financial Officer


By  /s/ Micheal L. Gifford     Executive Vice President         April 27, 2000
----------------------------   and Director
    Micheal L. Gifford


By  /s/ Jack C. Carsten        Director                         April 27, 2000
----------------------------
    Jack C. Carsten


By  /s/ Edward M. Esber, Jr.   Director                         April 27, 2000
----------------------------
    Edward M. Esber, Jr.


By  /s/ Gianluca Rattazzi      Director                         April 27, 2000
----------------------------
    Gianluca Rattazzi


By  /s/ Lars Lindgren          Director                         April 27, 2000
----------------------------
    Lars Lindgren