Form 10QSB
period 2000-03-31
SOCKET COMMUNICATIONS INC
filed 2000-05-15
CIK 944075

================================================================================
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2000

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

   Number of shares of Common Stock ($0.001 par value) outstanding as of April 24, 2000 was 20,085,871 shares.

                                       INDEX

                                                                      PAGE NO.
                                                                      --------
Part I.  Financial information

         Condensed Balance Sheets - March 31, 2000 and
           December 31, 1999.......................................      3

         Condensed Statements of Operations - Three Months Ended
           March 31, 2000 and 1999.................................      4

         Condensed Statements of Cash Flows - Three Months Ended
           March 31, 2000 and 1999.................................      5

         Notes to Condensed Financial Statements...................    6 - 8

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................    9 - 18

Part II. Other information.........................................      19

Signatures.........................................................      19


                          PART I. FINANCIAL INFORMATION

                           SOCKET COMMUNICATIONS, INC.
                             CONDENSED BALANCE SHEETS

                                                      (Unaudited)
                                                       March 31,    December 31
                                                           2000         1999 *
                                                     ------------  ------------
                                    ASSETS
Current assets:
 Cash and cash equivalents..........................  $8,129,462    $4,284,670
 Accounts receivable, net...........................   1,345,788     1,557,369
 Inventories........................................     787,332       736,079
 Prepaid expenses...................................     157,185        40,999
                                                     ------------  ------------
    Total current assets............................  10,419,767     6,619,117

Property and equipment:
 Machinery and office equipment.....................     739,164       657,012
 Computer equipment.................................     589,839       548,255
                                                     ------------  ------------
                                                       1,329,003     1,205,267
 Accumulated depreciation...........................    (931,991)     (884,828)
                                                     ------------  ------------
                                                         397,012       320,439
Other assets........................................      88,825        72,667
                                                     ------------  ------------
    Total assets.................................... $10,905,604    $7,012,223
                                                     ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses..............   1,475,722     1,385,573
 Accrued payroll and related expenses...............     315,743       271,642
 Deferred revenue...................................     363,924       346,411
                                                     ------------  ------------
    Total current liabilities.......................   2,155,389     2,003,626

Commitments and contingencies
Stockholders' equity:
 Preferred stock, $0.001 par value; Authorized
    shares - 3,000,000
    Series B Convertible Preferred Stock:
       Designated shares - 37,500; Issued and
       outstanding shares - none at March 31,
       2000 and 4,335 at December 31, 1999..........        --         215,472
    Series C Convertible Preferred Stock:
       Designated shares - 175,000; Issued and
       outstanding shares - 16,857 at March 31,
       2000 and 46,431 at December 31, 1999;
       Aggregate liquidation preference - $193,856
       at March 31, 2000............................     167,728       479,647
    Series D Convertible Preferred Stock:
       Designated shares - 175,000; Issued and
       outstanding shares - 43,573 at March 31,
       2000 and December 31, 1999;
       Aggregate liquidation preference - $250,000
       at March 31, 2000............................     192,472       192,472
 Common stock, $0.001 par value:
    Authorized shares - 50,000,000
    Issued and outstanding shares - 19,798,398 at
      March 31, 2000 and 15,922,220 at
      December 31, 1999.............................      19,798        15,922
 Additional paid-in capital.........................  27,866,318    23,174,113
 Accumulated deficit................................ (19,496,101)  (19,069,029)
                                                     ------------  ------------
    Total stockholders' equity......................   8,750,215     5,008,597
                                                     ------------  ------------
       Total liabilities and stockholders'
           equity................................... $10,905,604    $7,012,223
                                                     ============  ============

* Derived from audited financial statements.
                            See accompanying notes.

                      SOCKET COMMUNICATIONS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                            Three Months Ended
                                                March 31,
                                        --------------------------
                                            2000          1999
                                        ------------  ------------
Revenue...............................   $2,003,800    $1,460,607
Cost of revenue.......................      832,302       610,990
                                        ------------  ------------
Gross profit..........................    1,171,498       849,617
                                        ------------  ------------
Operating expenses:
   Research and development...........      500,261       267,781
   Sales and marketing................      764,089       556,387
   General and administrative.........      383,935       391,738
                                        ------------  ------------
      Total operating expenses........    1,648,285     1,215,906
                                        ------------  ------------
Operating loss........................     (476,787)     (366,289)
Interest income.......................       63,735          --
Interest expense......................         (702)       (6,688)
                                        ------------  ------------
Net loss..............................     (413,754)     (372,977)
Preferred stock dividend..............      (13,318)      (83,860)
                                        ------------  ------------
Net loss applicable to
  common stockholders.................    ($427,072)    ($456,837)
                                        ============  ============

Basic and diluted net loss per share
  applicable to common stockholders...       ($0.02)       ($0.06)
                                        ============  ============

Weighted average shares
  outstanding.........................   17,663,019     7,491,709
                                        ============  ============

                            See accompanying notes.

                              SOCKET COMMUNICATIONS, INC.
                           CONDENSED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                       -------------------------
                                                           2000         1999
                                                       ------------ ------------
OPERATING ACTIVITIES
  Net loss............................................   ($413,754)   ($372,977)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization...................      47,163       29,921
      Compensatory stock option grants and warrants...      87,767       58,251

      Changes in operating assets and liabilities:
        Accounts receivable...........................     211,581     (257,995)
        Inventories...................................     (51,253)     (53,668)
        Prepaid expenses..............................    (116,186)      18,819
        Other assets..................................     (16,158)      (1,917)
        Accounts payable and accrued expenses.........      90,149      159,563
        Accrued payroll and related expenses..........      44,101       19,994
        Deferred revenue..............................      17,513       11,495
                                                       ------------ ------------
          Net cash used in operating activities.......     (99,077)    (388,514)

INVESTING ACTIVITIES
  Purchase of equipment...............................    (123,736)     (56,524)
                                                       ------------ ------------
          Net cash used in investing activities.......    (123,736)     (56,524)

FINANCING ACTIVITIES
  Proceeds from public and other warrant exercises....   3,328,934         --
  Proceeds from stock options exercises...............     221,322         --
  Proceeds from sale of common stock..................     517,349         --
  Payments on capital leases and equipment
    financing notes...................................        --        (26,033)
  Net proceeds from borrowing under bank
    line of credit...........................                 --         67,545
                                                       ------------ ------------
          Net cash provided by financing activities...     738,671       41,512
                                                       ------------ ------------

Net increase(decrease) in cash and cash equivalents...   3,844,792     (403,526)
Cash and cash equivalents at beginning of period......   4,284,670      971,157
                                                       ------------ ------------
Cash and cash equivalents at end of period............  $8,129,462     $567,631
                                                       ============ ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest..............................        $702       $6,688
  Dividends accrued, payable in common stock..........     $13,318      $83,860
  Series B preferred stock converted to common stock..    $215,472     $142,131
  Series C preferred stock and dividends
    converted to common stock.........................    $311,919         --

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

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

   In December of 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We believe that our revenue recognition policy is in compliance with the provisions of SAB 101 and that the adoption of SAB 101 had no material effect on our financial position or results of operations.


NOTE 2 - Inventories

    Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

                                               March 31,    December 31,
                                                 2000           1999
                                             ------------   ------------

 Raw materials and sub-assemblies........       $753,075       $707,820
 Finished goods..........................         34,257         28,259
                                             ------------   ------------
                                                $787,332       $736,079
                                             ============   ============


NOTE 3 - Income Taxes

   Due to the Company's loss position, there was no provision for income taxes for the three months ended March 31, 2000 and 1999.

                     SOCKET COMMUNICATIONS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 4 - Net Loss Per Share and Net Loss Per Share Applicable to
         Common Stockholders

   The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

   The following table sets forth the computation of basic net loss per share:

                                          Quarter Ended
                                            March 31,
                                   --------------------------
                                       2000          1999
                                   ------------  ------------
Numerator for basic:
   Net Loss.......................   ($413,754)    ($372,977)
   Preferred stock dividends......     (13,318)      (83,860)
                                   ------------  ------------
Net loss applicable to
   common stockholders............   ($427,072)    ($456,837)
                                   ============  ============

Denominator:
Weighted average common
   shares outstanding used
   in computing basic net
   loss per share.................  17,663,019     7,491,709
                                   ============  ============

Basic and diluted net
   loss per share applicable
   to common stockholders.........      ($0.02)       ($0.06)
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


NOTE 5 - Convertible Preferred Stock

   The company is required to pay dividends quarterly on its Series B and Series D Convertible Preferred Stock. Dividends accrue at the rate of 8% per annum and are payable in cash or in Common Stock at the option of the board of directors of the Company. Accrued dividends at March 31, 2000 for the Series B Convertible Preferred Stock were $548 which were paid through the issuance of 20 shares of Common Stock in April 2000. Accrued dividends at March 31, 1999 for the Series D Convertible Preferred Stock were $5,000, which were paid through the issuance of 183 shares of Common Stock in April 2000.

   During the first quarter 2000 the remaining 4,335 shares of Series B Preferred Stock in the amount of $215,472 were converted into Common Stock in accordance with the mandatory conversion provisions of Series B stock. Each share of Series B is convertible into 100 shares of Common Stock resulting in 433,500 shares issued during the first quarter.

   Dividends on the Company's Series C Convertible Preferred Stock accrue at the rate of 8% per annum and are payable through the issuance of Common Stock at the time of conversion. Accrued dividends for the first quarter of 1999 were $7,770 payable through the issuance of 15,160 shares of Common Stock at the time of conversion.

                     SOCKET COMMUNICATIONS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)

   During the first quarter 2000, holders of Series C elected, or reached mandatory conversion dates, to convert 29,574 shares in the amount of $311,919 into Common Stock. A total of 723,551 shares of Common Stock were issued during the first quarter for conversion of Series C plus accrued dividends.

   At March 31, 2000, convertible preferred shares were convertible into common shares at the option of the holder as follows:


                                        Common
                                        Shares
                                     ------------
 Series C plus accrued dividends...      365,765
 Series D..........................      435,730
                                     ------------
 Total Shares......................      801,495
                                     ============


NOTE 6 - Segment Information

   The Company operates in one segment, connection solutions for mobile computers. The Company markets its products in the United
States and foreign countries through its sales personnel and distributors. Information regarding geographic areas for the quarters ended March 31, 2000 and 1999 are as follows:


                                    Quarter Ended
                                      March 31,
                              --------------------------
                                  2000          1999
                              ------------  ------------
Revenues:
   United States............   $1,489,012      $971,025
   Europe...................      388,855       407,609
   Asia and rest of world...      125,933        81,973
                              ------------  ------------
                               $2,003,800    $1,460,607
                              ============  ============


Export revenues are attributable to countries based on the location of the customers. The Company does not hold long lived assets in foreign locations.

Major customers who accounted for at least 10% of total revenues were as follows:


                                    Quarter Ended
                                      March 31,
                              --------------------------
                                  2000          1999
                              ------------  ------------
   Ingram Micro.............      26%           29%
   Compaq Computer Corp. ...      14%           10%
   Merisel..................      11%            *
   ------------------
   (* Denotes less than 10%)

                   SOCKET COMMUNICATIONS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS






This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include statements regarding the Company's market position and its ability to create and maintain strategic partnerships. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Risk Factors" below.


Overview
--------

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

   We distribute our products primarily through worldwide distribution channels. In the United States, our products are distributed by Ingram Micro, Merisel and Tech Data who resell to computer retail stores, electronic products catalog companies and value added resellers. We also sell our products internationally through 35 distributors in 27 countries in Europe, Asia and the Pacific Rim. In addition, we sell direct to selected large customers, particularly for custom products sold to original equipment manufacturers. During 1998, the Company entered into a contract with Compaq Computer Corporation to incorporate the Company's serial PC card into Compaq's remote server management product, and volume shipments commenced in the fourth quarter of 1998. Sales to Compaq Computer Corporation remain a significant source of revenue in the first quarter of 2000 and for the same period a year ago

   Our core technologies are in transferring data into and out of Windows-powered mobile computing devices through the PC Card or CF+ slot, achieving high data transfer speeds and low power consumption. Our peripheral connection products are designed to connect one or more peripheral devices such as a keyboard, monitor or another computer, to a mobile computer. Our data collection cards are designed to connect bar code scanners such as a bar code wand, scanning gun, or a bar code printer to a mobile computer. Our digital phone cards are designed to connect a data-enabled mobile phone to a mobile computer. Our Ethernet cards are designed to connect a mobile computer to an Ethernet network. Our connection product strategy has been to create a broad family of low-power connection products in PC card and in CF+ form factor, with standard (removable cable) or ruggedized (fixed cable) designs that work with Windows-powered handheld and notebook computers.

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

     - SanDisk Corporation for developing combination removable memory and input/output cards utilizing MultiMediaCard memory from SanDisk across several of our product lines which are expected to be available in the fourth quarter of 2000, and

     - Cambridge Silicon Radio and its affiliated company, Cambridge Consultants in licensing Bluetooth hardware components and software for a Bluetooth connection card expected to be available near the end of 2000,

     - Sprint Corporation to develop a universal connectivity kit incorporating Socket's Digital Phone Card which will connect Windows-powered mobile computers and the Apple PowerBook to Internet-ready Sprint PCS Phones for use on the Sprint PCS nationwide network.

Results of Operations
---------------------

Revenue

   Revenue for the first quarter of 2000 totaled $2,003,800, a 37% increase from the corresponding period a year ago. Increases in revenue were due to sales of new products introduced during the second half of 1999, including the In-Hand Scan card and the Digital Phone Card, and higher sales volumes of peripheral connection products, including increased sales to OEMs. Sales of Ethernet connection cards were flat between the two periods, with increases in low power Ethernet sales for Windows-powered handheld computers in the first quarter 2000 offset by decreased sales of standard Ethernet products compared to the same quarter a year ago.

Gross Profit

   The Company's gross profit for the first quarter of 2000 was 58.5% of revenues compared to 58.2% for the same quarter a year ago due to greater volumes of higher margin products partially offset by an increase in overhead due to increased staffing.

Research and Development

   Research and development expense was $500,261 for the first quarter of 2000, an increase of 87% from the corresponding period a year ago, due to higher levels of development activity, including an increase in the number of engineering employees, relating to two major new products: a Bluetooth Wireless Personal Area Network Card(TM) and a combination input/output card with removable memory, which are expected to be released in the fourth quarter of this year. The Company expects to continue its current level of development expense.

Sales and Marketing

   Sales and marketing expense was $764,089 for the first quarter of 2000, a 37% increase over the corresponding period a year ago. The increase reflected higher levels of selling and marketing activities and additional staffing including filling the position of vice president of worldwide sales. The Company expects to continue its current level of sales and marketing activity.

General and Administrative

   General and administrative expense was $383,935 for the first quarter of 2000, remaining flat with the corresponding period a year ago. The Company expects moderate increases in general and administrative expense.

Interest income, interest expense and preferred stock dividends

   Interest income was $63,735 for the first quarter of 2000 generated from cash balances held in money market accounts. Interest expense in the first quarter of 2000 was $702 compared with $6,688 for the same period a year ago and reflects the decreased use of the Company's bank lines of credit.

   Preferred stock dividends for the first quarter 2000 amounted to $13,318 compared to $83,860 for the same period a year ago. The decreased dividends are the result of continued conversions of the Company's Series B, C, and D issues of preferred stock to Common Stock.

Income Taxes

   There was no provision for federal or state income taxes for the quarters ended March 31, 2000 and 1999 as the Company incurred net operating losses in both periods.


Liquidity and Capital Resources
-------------------------------

   During the first quarters of 2000 and 1999, the Company used $99,077 and $388,514, respectively, in cash for operating activities. Net cash used for operations in the first quarter of 2000 resulted primarily from the net loss, increases in prepaid expenses and inventories, offset by decreases in accounts receivables, increases in payables and a non-cash charge for compensatory stock option grants and warrants. Net cash used for operations in the first quarter of 1999 resulted primarily from the net loss, increases in accounts receivable and inventories, partially offset by a non-cash charge for compensatory stock option grants and warrants, and increases in accounts payable and accrued liabilities.

   Cash used for investing activities was $123,736 in the first quarter of 2000 and $56,524 in the first quarter of 1999. The amounts in the first quarter 2000 reflected purchases of machinery and equipment, tooling costs for new products, and costs for computer equipment.

   Cash provided by financing activities was $4,067,605 during the first quarter of 2000 and came primarily from proceeds from the exercise of public and other warrants. The Company also received proceeds from the sale of common stock and from stock option exercises. Cash provided by financing activities during the first quarter of 1999 reflected increased borrowings under the Company's revolving lines of credit, partially offset by payments on equipment financing notes.


   The Company's cash balances at March 31, 2000 were approximately $8.1 million. An additional $0.9 million in cash was available at March 31, 2000 from the Company's bank credit lines based upon qualified levels of receivables. An additional $0.4 million has been raised subsequent to March 31, 2000 through warrant exercises and stock option exercises. The Company believes that its cash balances are adequate to fund its operations during 2000. The Company, however, may elect to raise additional funding in 2000 to fund its operations and to strengthen its working capital balances. Such additional funding would be raised through the issuance of additional equity securities, through increased borrowings on its bank lines as the levels of receivables permit, and through development funding from development partners.

Risk Factors
------------

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

     - market acceptance of mobile computers that use Microsoft's Windows-powered operating system for handheld computers (formerly Windows
       CE);

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


We have historically relied on our ability to raise equity capital to fund our operating losses and working capital requirements

   Since our inception, we have raised approximately $28 million in equity capital and at March 31, 2000, we had an accumulated deficit of approximately $19.5 million. Although we believe that our cash balances as of March 31, 2000 of $8.1 million are adequate to fund our operations during 2000, continued losses could make it necessary for us to raise additional capital in the future. We may not be able to raise additional capital on acceptable terms, if at all. If we do, the additional capital may be on terms that are dilutive to existing stockholders.


Shares eligible for future sale may adversely affect the market price for our common stock

   As of April 24, 2000, we had outstanding securities convertible into or exercisable for the following amounts of common stock, all of which have been registered for resale under the Securities Act of 1933 and accordingly, may be sold into the market without restriction under the Securities Act of 1933:

     - 3,045,777 shares issuable upon the exercise of stock options under our 1999, 1995 and 1993 stock plans;

     - 1,900,938 shares issuable upon exercise of warrants;

     - 801,494 shares issuable upon the conversion of outstanding shares of convertible preferred stock;

The sale of these shares of common stock in the market, as well as the perception that such shares are available for sale, has in the past and could in the future adversely affect the market price of our common stock and make it more difficult to sell our common stock in the future.


We depend significantly on the market for mobile computers, particularly those that use the Windows-powered operating system for handheld computers (formerly Windows CE)

   Substantially all of our products are designed for use in mobile computers, including notebooks, handheld PCs, Palm-size PCs, tablet PCs, and H/PC Professionals (mini notebooks). The market for mobile computers is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition. These characteristics result in short product life cycles and regular reductions of average selling prices over the life of a specific product. Accordingly, growth in demand for mobile computers is uncertain. If such growth does not occur, demand for our products would be reduced.

   Our ability to generate increased revenues depends significantly on the commercial success of Windows-powered notebooks, handheld PCs (H/PCs, Palm-size PCs, tablet PCs, and H/PC Professionals) and other devices. As a result, our future success depends on factors outside of our control, including market acceptance of Windows-powered operating system devices generally and other factors affecting the commercial success of Windows-powered computers and devices, including changes in industry standards or the introduction of new or competing technologies. Any delays in or failure of Windows-powered devices to achieve or maintain market acceptance would reduce the number of potential customers of our products.


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

We depend on alliances and other business relationships with a small number of third parties

   Our strategy is to establish strategic alliances and business relationships with leading participants in various segments of the
communications and mobile computer markets.   In accordance with this
strategy, we have entered into alliances or relationships with Bell Mobility, Compaq Computer Corporation, Hewlett-Packard Corporation, Hitachi, Microsoft, SanDisk Corporation, Sprint PCS, Symbol Technologies, Welch Allyn and Zebra Technologies. Our success will depend not only on our continued relationships with these parties, but also on our ability to enter into additional strategic arrangements with new partners on commercially reasonable terms. We believe that, in particular, relationships with application software developers are important in creating commercial uses for our products. Any future relationships may require us to share control over our development, manufacturing and marketing programs or to relinquish rights to certain versions of our technology. Also, our strategic partners may revoke their commitment to our products or services at any time in the future, or may develop their own competitive products or services. Also, the hardware or software of such companies that is integrated into our products may contain defects or errors. Accordingly, our strategic relationships may not result in sustained business alliances, successful product or service offerings or the generation of significant revenues. Failure of one or more of such alliances could result in delay or termination of product development projects, reduction in market penetration, decreased ability to win new customers or loss of confidence by current or potential customers.

   We have devoted significant research and development resources to design activities for Windows-powered mobile products, diverting financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft is obligated to continue the collaboration or to support resulting products. Consequently, Microsoft may terminate its collaborations with us for a variety of reasons including our failure to meet agreed-upon standards or for reasons beyond our control, including changing market conditions, increased competition, discontinued product lines and product obsolescence.


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


We depend on distributors, resellers and OEMs to sell our products

   We sell our products primarily through distributors, resellers and original equipment manufacturers, or OEMs. Our largest distributor, Ingram Micro in the United States, accounted for approximately 24% of our revenue in 1999 and 26% of our revenue in the first quarter of 2000. Our agreements with OEMs, distributors and resellers, in large part, are nonexclusive and may be terminated on short notice by either party without cause. Our OEMs, distributors and resellers are not within our control, are not obligated to purchase products from us and may represent other lines of products.
A reduction in sales effort or discontinuance of sales of our products by our OEMs, distributors and resellers could lead to reduced sales.

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


A significant portion of our revenues are derived from export sales

   Export sales (sales to customers outside the United States) accounted for approximately 34% of our revenue in 1999 and 26% of our revenue in the first quarter of 2000. Accordingly, our operating results are subject to the risks inherent in export sales, including

     - longer payment cycles,

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

                     PART II. OTHER INFORMATION


Items 1 - 5. Not applicable.


Item 6. Exhibits and Reports on Form 8-K.

(a.) Exhibits


27.1  Financial Data Schedule (Edgar only)

(b.) Reports on Form 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2000.



                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   SOCKET COMMUNICATIONS, INC.
                   ---------------------------
                           Registrant






Date: May 12, 2000                         /s/ David W. Dunlap
                                           -------------------
                                               David W. Dunlap
                                         Vice President of Finance
                                           and Administration and
                                           Chief Financial Office