Form 10QSB
period 2000-06-30
SOCKET COMMUNICATIONS INC
filed 2000-08-07
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2000

Commission file number 1-13810

SOCKET COMMUNICATIONS, INC.
(Name of small business issuer as specified in its charter)

Delaware	94-3155066
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

37400 Central Court, Newark, CA 94560
(Address of principal executive offices including zip code)

(510) 744-2700
(Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[  ]

Number of shares of Common Stock ($0.001 par value) outstanding as of July 31, 2000 was 21,357,958 shares.

SOCKET COMMUNICATIONS, INC.
FORM 10-QSB
INDEX

PART I. Financial information

Condensed Balance Sheets - June 30, 2000 and December 31, 1999

Condensed Statements of Operations - Three Months and Six Months Ended June 30, 2000 and 1999

Condensed Statements of Cash Flows - Six Months Ended June 30, 2000 and 1999

Notes to Condensed Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. Other information

Signatures

PART I. FINANCIAL INFORMATION

SOCKET COMMUNICATIONS, INC. CONDENSED BALANCE SHEETS
	(Unaudited) June 30, 2000	December 31, 1999*
ASSETS
Current assets:
Cash and cash equivalents	$ 9,259,552	$ 4,284,670
Accounts receivable, net	1,768,796	1,557,369
Inventories	1,018,652	736,079
Prepaid expenses	203,066	40,999
Total current assets	12,250,066	6,619,117

Property and equipment:
Machinery and office equipment	823,027	657,012
Computer equipment	630,481	548,255
Total property and equipment	1,453,508	1,205,267
Accumulated depreciation	(985,845)	(884,828)
Total property and equipment net of depreciation	467,663	320,439
Other assets	91,566	72,667
Total assets	$ 12,809,295	$ 7,012,223

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 1,792,941	$ 1,385,573
Accrued payroll and related expenses	331,626	271,642
Deferred revenue	477,491	346,411
Total current liabilities	2,602,058	2,003,626

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value: Authorized shares - 3,000,000
Series B Convertible Preferred Stock: Designated shares - 37,500: Issued and outstanding shares - none at June 30, 2000 and 4,335 at December 31, 1999	--	215,472
Series C Convertible Preferred Stock: Designated shares - 175,000: Issued and outstanding shares - none at June 30, 2000 and 46,431 at December 31, 1999	--	479,647
Series D Convertible Preferred Stock: Designated shares - 175,000: Issued and outstanding shares - 43,573 at June 30, 2000 and December 31, 1999; Aggregate liquidation preference - $250,000 at June 30, 2000	192,472	192,472
Common stock, $0.001 par value: Authorized shares - 100,000,000 Issued and outstanding shares - 21,322,331 at June 30, 2000 and 15,922,220 at December 31, 1999	21,322	15,922
Additional paid-in capital	32,255,389	23,174,113
Deferred compensation	(1,896,276)	--
Accumulated deficit	(20,365,670)	(19,069,029)
Total stockholders' equity	10,207,237	5,008,597
Total liabilities and stockholders' equity	$ 12,809,295	$ 7,012,223
_________________________
*Derived from audited financial statements.

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Revenues	$ 2,418,113	$ 1,802,298	$ 4,421,913	$ 3,262,905
Cost of revenue	1,016,915	702,575	1,849,217	1,313,565
Gross profit	1,401,198	1,099,723	2,572,696	1,949,340

Operating expenses:
Research and development	607,253	294,607	1,086,490	562,388
Sales and marketing	933,313	550,062	1,670,659	1,106,449
General and administrative	336,807	263,124	680,742	596,611
Amortization of deferred compensation related to compensatory stock option grants	490,064	16,251	577,831	74,502
Total operating expenses	2,367,437	1,124,044	4,015,722	2,339,950
Operating loss	(966,239)	(24,321)	(1,443,026)	(390,610)
Interest income	103,911	--	167,646	--
Interest expense	(554)	(10,863)	(1,256)	(17,551)
Net loss	(862,882)	(35,184)	(1,276,636)	(408,161)
Preferred stock dividend	(6,687)	(75,143)	(20,005)	(159,003)
Net loss applicable to common Stockholders	$ (869,569)	$ (110,327)	$ (1,296,641)	$ (567,164)
Net loss per share applicable to common stockholders - basic and diluted	$ (0.04)	$ (0.01)	$ (0.07)	$ (0.07)
Shares used in computation of net loss per share applicable to common stockholders - basic and diluted	20,500,449	8,258,994	19,081,734	7,875,352

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2000	1999
Operating activities
Net loss	$ (1,276,636)	$ (408,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101,017	59,344
Amortization of deferred compensation related to compensatory stock option grants	577,831	74,502
Changes in operating assets and liabilities:
Accounts receivable	(211,427)	(347,865)
Inventories	(282,573)	(108,343)
Prepaid expenses	(162,067)	17,281
Other assets	(18,899)	(1,917)
Accounts payable and accrued expenses	407,368	10,092
Accrued payroll and related expenses	59,984	27,016
Deferred revenue	131,080	80,497
Net cash used in operating activities	(674,322)	(597,554)

Investing activities
Purchase of equipment	(248,241)	(100,765)
Net cash used in investing activities	(248,241)	(100,765)

Financing activities
Proceeds from stock option and warrant exercises	5,380,096	3,564
Proceeds from sale of common stock	517,349	--
Payments on capital leases and equipment financing notes	--	(28,204)
Net proceeds from borrowings under bank lines of credit	--	170,454
Net cash provided by financing activities	5,897,445	145,814

Net increase (decrease) in cash and cash equivalents	4,974,882	(552,505)
Cash and cash equivalents at beginning of period	4,284,670	971,157
Cash and cash equivalents at end of period	$ 9,259,552	$ 418,652

Supplemental cash flow information
Cash paid for interest	$ 1,256	$ 17,551
Dividends accrued, paid/payable in common stock	$ 20,005	$ 159,003
Series B preferred stock converted to common stock	$ 215,472	$ 383,602
Series C preferred stock converted to common stock	$ 479,647	$ 1,175,554

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

In December of 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company will be required to adopt the provisions of SAB 101 in the fourth quarter of 2000. The Company is still assessing the impact of this adoption on its financial position and results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company, however, the Company is in the process of studying the actual impact.

NOTE 2 - Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	June 30,	December 31,
	2000	1999
Raw materials and sub-assemblies	$ 972,670	$ 707,820
Finished goods	45,982	28,259
Total	$ 1,018,652	$ 736,079

NOTE 3 - Income Taxes

Due to the Company's loss position, there was no provision for income taxes for the three months and six months ended June 30, 2000 and 1999.

NOTE 4 - Net Loss Per Share and Net Loss Per Share Applicable to Common Stockholders

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Numerator for basic:
Net Loss	$ (862,882)	$ (35,184)	$ (1,276,636)	$ (408,161)
Preferred stock dividends	(6,687)	(75,143)	(20,005)	(159,003)
Net loss applicable to common stockholders	$ (869,569)	$ (110,327)	$ (1,296,641)	$ (567,164)

Denominator:
Weighted average common shares outstanding used in computing basic and diluted net loss per share	20,500,449	8,258,994	19,081,734	7,875,352

Basic and diluted net loss per share applicable to common stockholders	$ (0.04)	$ (0.01)	$ (0.07)	$ (0.07)

The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses since inception and thus no potential common shares from the exercise of stock options, conversion of convertible preferred stock, or exercise of warrants have been included in the net loss per share calculation.

NOTE 5 - Convertible Preferred Stock

The company is required to pay dividends quarterly on its Series B and Series D Convertible Preferred Stock. Dividends accrue at the rate of 8% per annum and are payable in cash or in Common Stock at the option of the board of directors of the Company. The remaining shares of Series B Preferred Stock were converted into common stock during the first quarter. Accrued dividends at June 30, 2000 for the Series D Convertible Preferred Stock were $5,000, which were paid through the issuance of Common Stock in July 2000.

Dividends on the Company's Series C Convertible Preferred Stock accrue at the rate of 8% per annum and are payable through the issuance of common stock at the time of conversion. During the second quarter 2000 the remaining holder of Series C reached the mandatory conversion date to convert 16,857 shares in the amount of $167,728 into common stock. Accrued dividends for the second quarter of 2000 were $1,686. The remaining shares of Series C Preferred Stock plus accrued dividends were converted into common stock during the second quarter.

At June 30, 2000, Series D Convertible Preferred shares were convertible into 435,730 common shares at the option of the holder. If not converted earlier, such shares are mandatorily convertible in November 2001.

NOTE 6 - Deferred Compensation

The Company recorded deferred compensation in the amount of $1,896,276 at June 30, 2000 representing the fair value, as measured using the Black-Scholes valuation model, of unvested compensatory stock option grants given to various consultants. The deferred compensation is primarily due to the change in status of Charlie Bass, from Chairman and Chief Executive Officer to Chairman, following the appointment of Kevin Mills as President and Chief Executive Officer at the end of March 2000. During the three months ended June 30, 2000 and six months ended June 30, 2000, the Company recorded compensation of $490,064 and $577,831, respectively, related to such grants. The remaining deferred compensation will be charged to operations over the vesting period of the grants from one to four years. No related stock option compensation was recorded in 1999. The amount of stock compensation expensed each period and the value of deferred compensation at the end of each period will fluctuate with the Company's stock price.

NOTE 7 - Segment Information

The Company operates in one segment, connection solutions for mobile computers. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Information regarding geographic areas for the quarter and six months ended June 30, 2000 and 1999 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2000	1999	2000	1999
United States	$ 1,914,214	$ 1,188,544	$ 3,403,226	$ 2,159,569
Europe	354,313	480,682	743,168	888,291
Asia and rest of world	149,586	133,072	275,519	215,045
Total	$ 2,418,113	$ 1,802,298	$ 4,421,913	$ 3,262,905

Export revenues are attributable to countries based on the location of the customers. The Company does not hold long lived assets in foreign locations.

Major customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Ingram Micro	31%	21%	28%	25%
Merisel	19%	10%	15%	*
Sprint PCS	14%	*	*	*
__________________
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

Four classes of Windows-powered handheld computers are now available from a number of computer manufacturers: the H/PC professional (mini-notebook); the H/PC (clam shell design with keyboard); the Pocket PC (pocket-sized computer) and the tablet PC (ruggedized touch screen in mini-notebook size). These computers are desktop companions designed to synchronize with a Windows desktop computer. They also operate on double-A size rechargeable batteries, as low power consumption is an important feature for products that plug into and are powered by the computer. The H/PC professional and the H/PC have a PC Card slot for input/output. The Pocket PC, some H/PC professionals and the tablet PCs have a CF+ slot for input/output. The H/PC professionals were released in the second half of 1998, color Palm-size PCs were released in the first quarter of 1999 and their successor, the Pocket PC, was released in April 2000, and the tablet PCs were released beginning in the third quarter of 1999. All of our low power Battery Friendly™ products are designed to work with these Windows-powered handheld computers and also with Windows notebook computers.

We distribute our products primarily through worldwide distribution channels. In the United States, our products are distributed by Ingram Micro, Merisel and Tech Data who resell to computer retail stores, electronic products catalog companies and value added resellers. We also sell our products internationally through 35 distributors in 27 countries in Europe, Asia and the Pacific Rim. In addition, we sell direct to selected large customers, particularly for custom products sold to original equipment manufacturers. During the second quarter of 2000, the Company commenced shipments of its Digital Phone Cards to Sprint PCS for resale.

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

We believe that we have developed strong working relationships with Microsoft and with Windows-powered mobile computer manufacturers for integrating connection solutions into Windows-powered mobile computing devices. We have also developed strategic relationships with:

• Welch Allyn and Symbol Technologies in creating data collection cards to connect their bar code scanners to Windows-powered mobile computers;

• Software application developers in providing technical assistance in the porting of their applications to the various Windows-powered operating systems;

• SanDisk Corporation for developing combination removable memory and input/output cards utilizing MultiMediaCard memory from SanDisk across several of our product lines which are expected to be available in the first quarter of 2001, and

• Cambridge Silicon Radio and its affiliated company, Cambridge Consultants in licensing Bluetooth hardware components and software for a Bluetooth connection card expected to be available near the end of 2000,

• Sprint Corporation to develop a universal connectivity kit incorporating Socket's Digital Phone Card which will connect Windows-powered mobile computers and the Apple PowerBook to Internet-ready Sprint PCS Phones for use on the Sprint PCS nationwide network.

Results of Operations

Revenue

Revenue for the three and six months ended June 30, 2000 of $2,418,113 and $4,421,913 increased 34% and 36%, respectively, over the corresponding periods a year ago. Increases in revenues are attributed to sales of new products introduced in the second half of 1999, including the In-Hand Scan card and Digital Phone Card. Sales of Ethernet and Serial connection cards remained flat between the two periods.

Gross Profit

Gross profit for the second quarter of 2000 was 58% compared to 61% for the same quarter a year ago. Our gross profit for the six months in 2000 was 58% compared to 60% for the same period a year ago. The change in gross margin was due to moderate declines in average selling prices and increases in product costs due to increased staffing.

Research and Development

Research and development expenses for the three and six months ended June 30, 2000 were $607,253 and $1,086,490, respectively, a 106% and 93% increase compared to the three and six months periods ended a year ago. The increases were due to higher levels of development activity, including an increase in the number of engineering employees, relating to two major new products: a Bluetooth Wireless Personal Area Network CardTM and a combination input/output card with removable memory. The Company expects to continue its current level of development expense during the second half of 2000.

Sales and Marketing

Sales and marketing expenses for the three and six months ended June 30, 2000 were $933,313 and $1,670,659, respectively, a 70% and 51% increase, respectively, over the corresponding periods a year ago. The increase reflected higher levels of selling and marketing activities including increased travel from participation in more sales events and higher advertising expense, and additional increases in personnel. The Company expects to moderately increase its current level of sales and marketing activity during the second half of 2000.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2000 were $336,807 and $680,742, respectively, a 28% increase for the quarter and a 14% increase for the six months over the corresponding periods a year ago. Increases were primarily due to increased costs of stockholder communications as the number of stockholders increased from 1,100 in 1999 to 11,000 in 2000, professional service costs for accounting, and increased personnel costs, partially offset by lower costs for public relations.

Compensatory Stock Option Grants

Non-cash charges for the three and six months ended June 30, 2000 were $490,064 and $577,831, respectively, compared to $16,251 and $74,502 for the same periods a year ago. The non-cash charges relate to the vesting of stock option grants to consultants and to the vesting of options granted in 1998 to the Company's Chairman, Charlie Bass, for his services as Chief Executive Officer from April 1997 to the end of March 2000. The second quarter charge results from a change in status for Mr. Bass from Chairman and Chief Executive Officer to Chairman following the appointment of Kevin Mills as President and Chief Executive Officer.

Interest Income, Interest Expense

Interest income for the three and six months ended June 30, 2000 was $103,911 and $167,646, respectively, compared to no interest income for the same periods in 1999. Interest income is generated from cash balances held in money market accounts. Interest expense for the three and six months ended June 30, 2000 was $554 and $1,256, respectively, compared to $10,863 and $17,551 for the same periods a year ago and reflects the decreased use of the Company's bank lines of credit.

Income Taxes

There was no provision for federal or state income taxes as we incurred net operating losses in all periods presented.

Preferred Stock Dividends

Preferred stock dividends for the three and six months ended June 30, 2000 was $6,687 and $20,005, respectively, compared to $75,143 and $159,003 for the same periods a year ago. The decreased dividends are the result of conversions of the Company's Series B, C, and D issues of preferred stock to Common Stock.

Liquidity and Capital Resources

During the six months ended June 30, 2000 and 1999, we used $674,322 and $597,554, respectively, in cash for operating activities. Net cash used in operations in 2000 resulted primarily from the net loss and increases in accounts receivables, inventories, and prepaid expenses, offset by increases in payables and deferred revenue. Net cash used for operations in 1999 resulted primarily from the net loss and increases in accounts receivable and inventories, partially offset by a charge for compensatory stock option grants and increases in deferred revenue.

Cash used for investing activities was $248,241 for the six months ended June 30, 2000 and $100,765 for the corresponding period in 1999. Higher 2000 amounts reflected increased purchases of machinery and equipment, tooling costs for new products, and costs for computer equipment and software.

Cash provided by financing activities was $5,897,445 during the first six months of 2000 and came primarily from proceeds from the exercise of public and other warrants. The Company also received proceeds from the sale of common stock and from stock option exercises. Cash provided by financing activities during the six months ended June 30, 1999 of $145,814 reflected increased borrowings under our revolving lines of credit, partially offset by payments on equipment financing notes.

The Company's cash balances at June 30, 2000 were 9.3 million. An additional $1.3 million in cash was available at June 30, 2000 from the Company's bank credit lines based upon qualified levels of receivables. The Company believes that its cash balances are adequate to fund its operations during 2000. The Company, however, may elect to raise additional funding in 2000 to fund its operations and to strengthen its working capital balances. Such additional funding would be raised through the issuance of additional equity securities, through increased borrowings on its bank lines as the levels of receivables permit, and through development funding from development partners

Risk Factors

We have a history of operating losses and we cannot assure you that we will ever achieve profitability

We were incorporated in March 1992 and have incurred significant operating losses in every fiscal period since inception. We may continue to incur quarterly operating losses at least through the end of 2000 and possibly longer. Profitability, if any, will depend upon:

  increased market acceptance of products;
  our ability to obtain additional capital to fund our working capital requirements;
  market acceptance of mobile computers that use Microsoft's Windows-powered operating system for handheld computers (formerly Windows CE);
  the expansion of development and OEM customer relationships to increase development and product sales revenues;
  the development of successful new products for new and existing markets;
  our ability to increase gross margins through higher sales volumes and contract manufacturing efficiencies;
  our ability to expand our distribution capability;
  our ability to perform on development contracts; and
  our ability to manage our operating expenses.

We have historically relied on our ability to raise equity capital to fund our operating losses and working capital requirements

Since our inception, we have raised approximately $32 million in equity capital and at June 30, 2000, we had an accumulated deficit of approximately $20.4 million. Although we believe that our cash balances as of June 30, 2000 of $9.3 million are adequate to fund our operations during 2000, continued losses could make it necessary for us to raise additional capital in the future. We may not be able to raise additional capital on acceptable terms, if at all. If we do, the additional capital may be on terms that are dilutive to existing stockholders.

Shares eligible for future sale may adversely affect the market price for our common stock

As of July 31, 2000, we had outstanding securities convertible into or exercisable for the following amounts of common stock, all of which have been registered for resale under the Securities Act of 1933 and accordingly, may be sold into the market without restriction under the Securities Act of 1933:

  3,047,491 shares issuable upon the exercise of stock options under our 1999, 1995 and 1993 stock plans;
  1,068,272 shares issuable upon exercise of warrants;
  435,730 shares issuable upon the conversion of outstanding shares of convertible preferred stock;

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

Our ability to generate increased revenues depends significantly on the commercial success of Windows-powered notebooks, handheld PCs (H/PCs, Pocket PCs, tablet PCs, and H/PC Professionals) and other devices. As a result, our future success depends on factors outside of our control, including market acceptance of Windows-powered operating system devices generally and other factors affecting the commercial success of Windows-powered computers and devices, including changes in industry standards or the introduction of new or competing technologies. Any delays in or failure of Windows-powered devices to achieve or maintain market acceptance would reduce the number of potential customers of our products.

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

We depend on alliances and other business relationships with a small number of third parties

Our strategy is to establish strategic alliances and business relationships with leading participants in various segments of the communications and mobile computer markets. In accordance with this strategy, we have entered into alliances or relationships with Axis Communications, Bell Mobility, Compaq Computer Corporation, Hewlett-Packard Corporation, Hitachi, Intermec, Microsoft, SanDisk Corporation, Sprint PCS, Symbol Technologies, Welch Allyn and Zebra Technologies. Our success will depend not only on our continued relationships with these parties, but also on our ability to enter into additional strategic arrangements with new partners on commercially reasonable terms. We believe that, in particular, relationships with application software developers are important in creating commercial uses for our products. Any future relationships may require us to share control over our development, manufacturing and marketing programs or to relinquish rights to certain versions of our technology. Also, our strategic partners may revoke their commitment to our products or services at any time in the future, or may develop their own competitive products or services. Also, the hardware or software of such companies that is integrated into our products may contain defects or errors. Accordingly, our strategic relationships may not result in sustained business alliances, successful product or service offerings or the generation of significant revenues. Failure of one or more of such alliances could result in delay or termination of product development projects, reduction in market penetration, decreased ability to win new customers or loss of confidence by current or potential customers.

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

Our quarterly operating results may fluctuate in future periods and our future results are difficult to predict because we typically have little order backlog

We expect to experience quarterly fluctuations in operating results in the future. We generally ship orders as received and as a result typically have little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, we have often recognized a substantial portion of our revenues in the last month of the quarter. This subjects us to the risk that even modest delays in orders adversely affect our quarterly operating results. Our operating results may also fluctuate due to factors such as:

  the demand for our products;
  the size and timing of customer orders;
  unanticipated delays or problems in the introduction of our new products and product enhancements;
  the introduction of new products and product enhancements by our competitors;
  changes in the proportion of revenues attributable to royalties and engineering development services;
  product mix;
  timing of software enhancements;
  changes in the level of operating expenses; and
  competitive conditions in the industry including competitive pressures resulting in lower average selling prices.

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

We depend on distributors, resellers and OEMs to sell our products

We sell our products primarily through distributors, resellers and original equipment manufacturers, or OEMs. Our largest distributor, Ingram Micro in the United States, accounted for approximately 24% of our revenue in 1999 and 28% of our revenue in the first six months of 2000. Our agreements with OEMs, distributors and resellers, in large part, are nonexclusive and may be terminated on short notice by either party without cause. Our OEMs, distributors and resellers are not within our control, are not obligated to purchase products from us and may represent other lines of products. A reduction in sales effort or discontinuance of sales of our products by our OEMs, distributors and resellers could lead to reduced sales.

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

A significant portion of our revenues are derived from export sales

Export sales (sales to customers outside the United States) accounted for approximately 34% of our revenue in 1999 and 23% of our revenue in the first six months of 2000. Accordingly, our operating results are subject to the risks inherent in export sales, including longer payment cycles,
  unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in managing foreign operations,
  the burdens of complying with a variety of foreign laws,
  greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences, and
  political and economic instability.

In addition, our export sales are currently denominated predominately in United States dollars. Accordingly, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and therefore potentially less competitive in foreign markets.

PART II. OTHER INFORMATION

Item 1 - 3. Not applicable.

Item 4. Submission of matters to a vote of Security Holders.

At the Annual Meeting of Stockholders of the Company, held at the Company's Newark facilities on June 21, 2000, the stockholders elected seven directors to serve until the next annual meeting of stockholders, approved an increase in the authorized common stock of the Company to 100,000,000 shares, and ratified the appointment of Ernst & Young LLP as independent public accountants of the Company for the fiscal year ending December 31, 2000. The shareholders also considered a proposal to amend the 1995 Stock Plan to reserve an additional 1,200,000 shares of common stock for issuance thereunder. Voting on this item has been extended to August 31, 2000 in order to obtain a majority vote. Total voting shares on the record date of April 24, 2000 consisted of 20,084,570 common shares issued and outstanding and 435,730 common shares assuming conversion of Series D convertible preferred stock for a total of 20,520,300 shares.

Results of the stockholder vote (votes to date to Amend 1995 Stock Plan):

ITEM	FOR	WITHHELD	RESULT
Election of Directors:
Charlie Bass (1)	17,363,948	715,604	Elected
Kevin J. Mills	17,363,948	715,604	Elected
Micheal L. Gifford	17,363,948	715,604	Elected
Jack C. Carsten (1)	17,363,948	715,604	Elected
Gianluca Rattazzi (2)	17,363,948	715,604	Elected
Leon Malmed (1)	17,363,948	715,604	Elected
Enzo Torresi (2)	17,363,948	715,604	Elected

Denotes member of Audit Committee Denotes member of Compensation Committee

ITEM	FOR	AGAINST	ABSTAIN	RESULT
Amend 1995 Stock Plan*	8,276,613	353,470	35,117	Voting extended*

Increase in Authorized Common Shares	16,904,630	1,141,307	33,615	Approved

Appoint Ernst & Young LLP	18,037,288	23,216	19,048	Approved

*Voting extended until August 31, 2000 to obtain a majority of shares voting.

Item 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

  a. Exhibits

    27.1 Financial Data Schedule (Edgar only)

  b. Reports on Form 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCKET COMMUNICATIONS, INC.

Registrant

Date: August 2, 2000	/s/ David W. Dunlap
Vice President of Finance and Administration and Chief Financial Officer