Form 10QSB
period 2000-09-30
SOCKET COMMUNICATIONS INC
filed 2000-11-15
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[  ]

Number of shares of Common Stock ($0.001 par value) outstanding as of November 13, 2000 was 22,744,526 shares.

SOCKET COMMUNICATIONS, INC.
FORM 10-QSB
INDEX

PART I. Financial information

Condensed Balance Sheets - September 30, 2000 and December 31, 1999

Condensed Statements of Operations - Three Months and Nine Months Ended September 30, 2000 and 1999

Condensed Statements of Cash Flows - Nine Months Ended September 30, 2000 and 1999

Notes to Condensed Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. Other information

Signatures

PART I. FINANCIAL INFORMATION

SOCKET COMMUNICATIONS, INC. CONDENSED BALANCE SHEETS
	(Unaudited) September 30, 2000	December 31, 1999*
ASSETS
Current assets:
Cash and cash equivalents	$ 8,862,577	$ 4,284,670
Accounts receivable, net	1,952,702	1,557,369
Inventories	1,358,153	736,079
Prepaid expenses	211,106	40,999
Total current assets	12,384,538	6,619,117

Property and equipment:
Machinery and office equipment	885,007	657,012
Computer equipment	720,832	548,255
Total property and equipment	1,605,839	1,205,267
Accumulated depreciation	(1,049,647)	(884,828)
Total property and equipment net of depreciation	556,192	320,439
Other assets	345,937	72,667
Total assets	$ 13,286,667	$ 7,012,223

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 2,152,770	$ 1,385,573
Accrued payroll and related expenses	366,290	271,642
Deferred revenue	380,812	346,411
Total current liabilities	2,899,872	2,003,626

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value: Authorized shares - 3,000,000
Series B Convertible Preferred Stock: Designated shares - 37,500: Issued and outstanding shares - none at September 30, 2000 and 4,335 at December 31, 1999	--	215,472
Series C Convertible Preferred Stock: Designated shares - 175,000: Issued and outstanding shares - none at September 30, 2000 and 46,431 at December 31, 1999	--	479,647
Series D Convertible Preferred Stock: Designated shares - 175,000: Issued and outstanding shares - none at September 30, 2000 and 43,573 at December 31, 1999	--	192,472
Common stock, $0.001 par value: Authorized shares - 100,000,000 Issued and outstanding shares - 21,942,254 at September 30, 2000 and 15,922,220 at December 31, 1999	21,942	15,922
Additional paid-in capital	32,322,615	23,174,113
Deferred compensation	(557,513)	--
Accumulated deficit	(21,400,249)	(19,069,029)
Total stockholders' equity	10,386,795	5,008,597
Total liabilities and stockholders' equity	$ 13,286,667	$ 7,012,223
_________________________
*Derived from audited financial statements.

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenues	$ 3,264,648	$ 1,504,213	$ 7,686,561	$ 4,767,118
Cost of revenue	1,448,296	621,857	3,297,513	1,935,422
Gross profit	1,816,352	882,356	4,389,048	2,831,696

Operating expenses:
Research and development	531,890	314,471	1,618,380	876,859
Sales and marketing	899,361	566,614	2,570,020	1,673,063
General and administrative	411,242	264,945	1,091,984	861,556
Amortization of deferred compensation related to compensatory stock option grants	1,087,636	24,018	1,665,467	98,520
Total operating expenses	2,930,129	1,170,048	6,945,851	3,509,998
Operating loss	(1,113,777)	(287,692)	(2,556,803)	(678,302)
Interest income	106,913	--	274,559	--
Interest expense	(541)	(12,650)	(1,797)	(30,201)
Net loss	(1,007,405)	(300,342)	(2,284,041)	(708,503)
Preferred stock dividend	(27,174)	(50,748)	(47,179)	(209,751)
Net loss applicable to common Stockholders	$ (1,034,579)	$ (351,090)	$ (2,331,220)	$ (918,254)
Net loss per share applicable to common stockholders - basic and diluted	$ (0.05)	$ (0.03)	$ (0.12)	$ (0.10)
Shares used in computation of net loss per share applicable to common stockholders - basic and diluted	21,392,022	10,646,072	19,851,830	8,798,925

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2000	1999
Operating activities
Net loss	$ (2,284,041)	$ (708,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164,819	96,748
Amortization of deferred compensation related to compensatory stock option grants	1,665,467	98,520
Changes in operating assets and liabilities:
Accounts receivable	(395,333)	26,053
Inventories	(622,074)	(238,709)
Prepaid expenses	(170,107)	(25,644)
Other assets	(273,270)	(3,317)
Accounts payable and accrued expenses	767,197	396,205
Accrued payroll and related expenses	94,648	85,224
Deferred revenue	34,401	46,172
Net cash used in operating activities	(1,018,293)	(227,251)

Investing activities
Purchase of equipment	(400,572)	(206,742)
Net cash used in investing activities	(400,572)	(206,742)

Financing activities
Proceeds from stock option and warrant exercises	5,479,423	63,767
Proceeds from sale of common stock	517,349	863,399
Payments on capital leases and equipment financing notes	--	(41,083)
Net proceeds from borrowings under bank lines of credit	--	144,925
Net cash provided by financing activities	5,996,772	741,158

Net increase in cash and cash equivalents	4,577,907	307,165
Cash and cash equivalents at beginning of period	4,284,670	971,157
Cash and cash equivalents at end of period	$ 8,862,577	$ 1,278,322

Supplemental cash flow information
Cash paid for interest	$ 1,797	$ 30,201
Dividends accrued, paid/payable in common stock	$ 47,179	$ 209,751
Series B preferred stock converted to common stock	$ 215,472	$ 731,672
Series C preferred stock converted to common stock	$ 479,647	$ 1,184,224
Warrants issued in connection with equity financing	--	$ 252,102

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

Certain reclassifications have occurred in the condensed statements of operations to bring prior periods in conformity with the current presentation of the amortization of deferred compensation related to compensatory stock option grants. None of the reclassifications affect the gross margin, loss from operations, or earnings per share.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 - Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	September 30,	December 31,
	2000	1999
Raw materials and sub-assemblies	$ 1,311,422	$ 707,820
Finished goods	46,731	28,259
Total	$ 1,358,153	$ 736,079

NOTE 3 - Income Taxes

Due to the Company's loss position, there was no provision for income taxes for the three months and nine months ended September 30, 2000 and 1999.

NOTE 4 - Net Loss Per Share and Net Loss Per Share Applicable to Common Stockholders

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Numerator for basic:
Net Loss	$ (1,007,405)	$ (300,342)	$ (2,284,041)	$ (708,503)
Preferred stock dividends	(27,174)	(50,748)	(47,179)	(209,751)
Net loss applicable to common stockholders	$ (1,034,579)	$ (351,090)	$ (2,331,220)	$ (918,254)

Denominator:
Weighted average common shares outstanding used in computing basic and diluted net loss per share	21,392,022	10,646,072	19,851,830	8,798,925

Basic and diluted net loss per share applicable to common stockholders	$ (0.05)	$ (0.03)	$ (0.12)	$ (0.10)

The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses since inception and thus no potential common shares from the exercise of stock options, conversion of convertible preferred stock, or exercise of warrants have been included in the net loss per share calculation. At September 30, 2000 4,035,237 shares were issuable upon the exercise of stock options under our 1999, 1995 and 1993 stock plans, and 1,068,272 shares were issuable upon the exercise of warrants.

NOTE 5 - Convertible Preferred Stock

The Company is required to pay dividends quarterly on its Series B and Series D Convertible Preferred Stock. Dividends accrue at the rate of 8% per annum and are payable in cash or in common stock at the option of the board of directors of the Company. The remaining shares of Series B Preferred Stock were converted into common stock during the first quarter. The remaining shares of Series D Preferred Stock were converted into common stock during the third quarter. Accrued dividends at September 30, 2000 for the Series D Convertible Preferred Stock were $27,174, which were paid through the issuance of 1,980 shares of common stock in October 2000. Dividends on the Company's Series C Convertible Preferred Stock accrue at the rate of 8% per annum and are payable through the issuance of common stock at the time of conversion. The remaining shares of Series C Preferred Stock plus accrued dividends were converted into common stock during the second quarter.

NOTE 6 - Deferred Compensation

The Company recorded deferred compensation in the amount of $557,513 at September 30, 2000 representing the fair value, as measured using the Black-Scholes valuation model, of unvested compensatory stock option grants given to various consultants. The remaining deferred compensation will be charged to operations over the vesting period of the grants from one to four years. The amount of stock compensation expensed each period and the value of deferred compensation at the end of each period will fluctuate with the Company's stock price. The deferred compensation in 2000 is primarily due to a stock option grant to Charlie Bass as Chairman and Chief Executive Officer that began vesting in 1997 and became classified as compensatory in April 2000 following the appointment of Kevin Mills as President and Chief Executive Officer at the end of March 2000. This grant became fully vested during the quarter ended September 30, 2000. During the three months and nine months ended September 30, 2000, the Company recorded compensation of $1,087,636 and $1,665,467, respectively, related to such grants. Stock option compensation expense was $24,018 and $98,520 for the three months and nine months ended September 30, 1999, respectively.

NOTE 7 - Segment Information

The Company operates in one segment, connection solutions for mobile computers. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Information regarding geographic areas for the quarter and nine months ended September 30, 2000 and 1999 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2000	1999	2000	1999
United States	$ 2,695,897	$ 990,771	$ 6,099,123	$ 3,150,340
Europe	391,655	361,753	1,134,823	1,250,044,
Rest of world	177,096	151,689	452,615	366,734
Total	$ 3,264,648	$ 1,504,213	$ 7,686,561	$ 4,767,118

Export revenues are attributable to countries based on the location of the customers. The Company does not hold long lived assets in foreign locations.

Major customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Ingram Micro	22%	25%	26%	25%
Gtran	19%	*	*	*
Tech Data	11%	*	*	*
Merisel	*	14%	11%	10%
__________________
(* Denotes less than 10%)

NOTE 8 - Subsequent Event: Acquisition of 3rd Rail Engineering

On October 4, 2000, the Company acquired 3rd Rail Engineering, Inc. ("3rd Rail Engineering"), an engineering services and product design company, in a cash and stock transaction valued at approximately $12 million based on the average closing price of Socket common stock for the twenty trading day period ending on October 3, 2000. The Company paid cash of approximately $1 million and issued 796,292 shares of the Company's common stock in exchange for all of the outstanding common shares of 3rd Rail Engineering. The Company is in the process of obtaining a valuation of the underlying net assets of 3rd Rail Engineering. 3rd Rail Engineering became a wholly owned subsidiary of the Company. The acquisition will be accounted for under the purchase method of accounting.

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

We distribute our products primarily through worldwide distribution channels. In the United States, our products are distributed by Ingram Micro and Tech Data who resell to computer retail stores, electronic products catalog companies and value added resellers. We also sell our products internationally through 35 distributors in 24 countries in Europe, Asia and the Pacific Rim. In addition, we sell direct to selected large customers, particularly for custom products sold to original equipment manufacturers.

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

Our research and development activities during 2000 include the development of a smaller input/output connection product in the secure digital (SD) open standard form factor initially introduced by SanDisk Corporation as a memory card product, the addition of a removable MultiMediaCard memory slot to our CF+ input/output cards to create combination input/output and removable memory cards, and the creation of Personal Network CF+ cards and embedded modules utilizing Bluetooth wireless technology to facilitate wireless communications between electronic devices within a 30 foot range of each other. These products are expected to reach the market during the first half of 2001. We also acquired 3rd Rail Engineering in October 2000, an engineering design and services company whose business is the design of embedded systems, and we plan to offer design and integration services for our Bluetooth modules and other products.

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

• SanDisk Corporation for developing combination removable memory and input/output cards utilizing MultiMediaCard memory from SanDisk across several of our product lines which are expected to be available in the first half of 2001;

• Cambridge Silicon Radio and its affiliated company, Cambridge Consultants in licensing Bluetooth hardware components and software for our Bluetooth Personal Network connection card expected to be commercially shipping during the first half of 2001;

• Sprint Corporation with whom we developed a universal connectivity kit incorporating Socket's Digital Phone Card which connects Windows-powered mobile computers and the Apple PowerBook to Internet-ready Sprint PCS Phones for use on the Sprint PCS nationwide network. Sprint began to purchase our Digital Phone Cards in the second quarter of 2000 and began distributing the cards during the third quarter of 2000; and

• Targus International with whom we have reached agreement for Targus to distribute our products through their worldwide retail electronic store distribution channels commencing in the fourth quarter of 2000.

Results of Operations

Revenue

Revenue for the three and nine months ended September 30, 2000 of $3,264,648 and $7,686,561 increased 117% and 61%, respectively, over the corresponding periods a year ago. Revenues increased across all of the Company's product lines. The largest increase for the quarter resulted from sale of the Company's interface chip to one customer. The Company also experienced significant revenue growth for the three and nine months ended September 30, 2000 compared to the corresponding periods a year ago, from its In-Hand Scan card and Digital Phone Card which were introduced in the second half of 1999 and from the Company's low-power Ethernet card, along with moderate increases in the Company's peripheral connection products.

Gross Profit

Gross profit for the third quarter of 2000 was 56% compared to 59% for the same quarter a year ago. Our gross profit for the nine months in 2000 was 57% compared to 59% for the same period a year ago. The change in gross margin was due to moderate declines in average selling prices and due to the addition of lower-margin chip sales to the product mix.

Research and Development

Research and development expenses for the three and nine months ended September 30, 2000 were $531,890 and $1,618,380, respectively, a 69% and 85% increase compared to the three and nine months periods ended a year ago. The increases were due to higher levels of development activity, including an increase in the number of engineering employees. The Company expects to increase its level of development activities and to significantly increase its research and development expense during the fourth quarter of 2000 as a result of acquiring 3rd Rail Engineering.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2000 were $899,361 and $2,570,020, respectively, a 59% and 54% increase, respectively, over the corresponding periods a year ago. The increase reflected higher levels of selling and marketing activities including increased travel from participation in more sales events and higher advertising expense, and additional increases in personnel. The Company expects to moderately increase its current level of sales and marketing activity during the fourth quarter of 2000.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2000 were $411,242 and $1,091,984, respectively, a 55% increase for the quarter and a 27% increase for the nine months over the corresponding periods a year ago. Increases were primarily due to increased personnel costs, increased fees associated with the Company's Nasdaq National Market System listing in July 2000, higher professional service costs for accounting services and for shareholder communications due to an expanding shareholder base, partially offset by lower public relations costs. The Company expects to moderately increase its current level of general and administrative activity during the fourth quarter of 2000.

Compensatory Stock Option Grants

Non-cash charges for the three and nine months ended September 30, 2000 were $1,087,636 and $1,665,467, respectively, compared to $24,018 and $98,520 for the same periods a year ago. The non-cash charges relate to the vesting of stock option grants to consultants and primarily relate to the vesting of options granted in 1998 to the Company's Chairman, Charlie Bass, for his services as Chief Executive Officer from April 1997 to the end of March 2000. Charges in the second and third quarters of 2000 resulted from a change in status for Mr. Bass following the appointment of Kevin Mills as President and Chief Executive Officer. Mr. Bass' grant was fully vested as of September 30, 2000 and will not create additional compensation charges in future quarters.

Interest Income, Interest Expense

Interest income for the three and nine months ended September 30, 2000 was $106,913 and $274,559, respectively, compared to no interest income for the same periods in 1999. Interest income is generated from cash balances held in money market accounts. Interest expense for the three and nine months ended September 30, 2000 was $541 and $1,797, respectively, compared to $12,650 and $30,201 for the same periods a year ago and reflects the decreased use of the Company's bank lines of credit.

Income Taxes

There was no provision for federal or state income taxes as we incurred net operating losses in all periods presented.

Preferred Stock Dividends

Preferred stock dividends for the three and nine months ended September 30, 2000 were $27,174 and $47,179, respectively, compared to $50,748 and $209,751 for the same periods a year ago. The decreased dividends are the result of conversions of the Company's Series B, C, and D preferred stock to Common Stock. All of the Company's preferred stock had converted to common stock as of September 30, 2000 and no additional preferred stock dividends will accrue.

Liquidity and Capital Resources

During the nine months ended September 30, 2000, we used $1,018,293 in cash for operating activities. Net cash used in operations in 2000 resulted primarily from the net loss (net of deferred compensation related to compensatory stock option grants) and changes in assets and liabilities associated with increased revenue growth including increases in accounts receivables, inventories, prepaid expenses and other assets, offset by increases in payables, accrued payroll and related expenses and deferred revenue.

Cash used for investing activities was $400,572 for the nine months ended September 30, 2000 reflecting increased purchases of machinery and equipment, tooling costs for new products, and costs for computer equipment and software.

Cash provided by financing activities was $5,996,772 during the first nine months of 2000 and came primarily from proceeds from the exercise of public and other warrants in the first half of the year. The Company also received proceeds from the sale of common stock and from stock option exercises.

Our cash balances at September 30, 2000 were $8.9 million. An additional $1.5 million in cash was available at September 30, 2000 from our bank credit lines based upon qualified levels of receivables. We believe that our cash balances are adequate to fund our operations at least through the next twelve months. The Company, however, may elect to raise additional funding to fund its operations and to strengthen its working capital balances. Such additional funding could be raised through the issuance of additional equity securities, through borrowings on its bank lines as the levels of receivables permit, and through development funding from development partners.

Risk Factors

We have a history of operating losses and we cannot assure you that we will ever achieve ongoing profitability

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
  our ability to increase or maintain gross margins through higher sales volumes and contract manufacturing efficiencies;
  our ability to expand our distribution capability;
  our ability to perform on development contracts; and
  our ability to manage our operating expenses.

We have historically relied on our ability to raise equity capital to fund our operating losses and working capital requirements

Since our inception, we have raised approximately $32 million in equity capital and at September 30, 2000, we had an accumulated deficit of approximately $21.4 million. Although we believe that our cash balances as of September 30, 2000 of $8.9 million are adequate to fund our operations, continued losses could make it necessary for us to raise additional capital in the future. We may not be able to raise additional capital on acceptable terms, if at all. If we do, the additional capital may be on terms that are dilutive to existing stockholders.

Shares eligible for future sale may adversely affect the market price for our common stock

As of November 13, 2000, we had outstanding securities convertible into or exercisable for the following amounts of common stock, all of which have been registered for resale under the Securities Act of 1933 and accordingly, may be sold into the market without restriction under the Securities Act of 1933:

  4,029,247 shares issuable upon the exercise of stock options under our 1999, 1995 and 1993 stock plans;
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

We depend on alliances and other business relationships with a small number of third parties

Our strategy is to establish strategic alliances and business relationships with leading participants in various segments of the communications and mobile computer markets. In accordance with this strategy, we have entered into alliances or relationships with Axis Communications, Bell Mobility, Cambridge Silicon Radio, Compaq Computer Corporation, Hewlett-Packard Corporation, Hitachi, Intermec, Microsoft, SanDisk Corporation, Sprint PCS, Symbol Technologies, Targus International and Welch Allyn. Our success will depend not only on our continued relationships with these parties, but also on our ability to enter into additional strategic arrangements with new partners on commercially reasonable terms. We believe that, in particular, relationships with application software developers are important in creating commercial uses for our products. Any future relationships may require us to share control over our development, manufacturing and marketing programs or to relinquish rights to certain versions of our technology. Also, our strategic partners may revoke their commitment to our products or services at any time in the future, or may develop their own competitive products or services. Also, the hardware or software of such companies that is integrated into our products may contain defects or errors. Accordingly, our strategic relationships may not result in sustained business alliances, successful product or service offerings or the generation of significant revenues. Failure of one or more of such alliances could result in delay or termination of product development projects, reduction in market penetration, decreased ability to win new customers or loss of confidence by current or potential customers.

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

We depend on distributors, resellers and OEMs to sell our products

We sell our products primarily through distributors, resellers and original equipment manufacturers, or OEMs. Our largest distributor, Ingram Micro in the United States, accounted for 26% of our revenue in the first nine months of 2000 and approximately 24% of our revenue in 1999. Our agreements with OEMs, distributors and resellers, in large part, are nonexclusive and may be terminated on short notice by either party without cause. Our OEMs, distributors and resellers are not within our control, are not obligated to purchase products from us and may represent other lines of products. A reduction in sales effort or discontinuance of sales of our products by our OEMs, distributors and resellers could lead to reduced sales.

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

A significant portion of our revenues are derived from export sales

Export sales (sales to customers outside the United States) accounted for approximately 21% of our revenue in the first nine months of 2000 and 34% of our revenue in 1999. Accordingly, our operating results are subject to the risks inherent in export sales, including longer payment cycles,
  unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in managing foreign operations,
  the burdens of complying with a variety of foreign laws,
  greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences, and
  political and economic instability.

In addition, our export sales are currently denominated predominately in United States dollars and in Euros for a portion of our sales to our European distributors. Accordingly, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and therefore potentially less competitive in foreign markets and declines in value in the Euro relative to the dollar may result in foreign currency losses relating to collection of Euro denominated receivables.

PART II. OTHER INFORMATION

Item 1 - 3. Not applicable.

Item 4. Submission of matters to a vote of Security Holders.

At the Annual Meeting of Stockholders of the Company, held at the Company's Newark facilities on June 21, 2000, the Company extended the voting to August 31, 2000 on a proposal to amend the 1995 Stock Plan to reserve an additional 1,200,000 shares of common stock for issuance thereunder in order to obtain a majority of shareholders voting. Total voting shares on the record date of April 24, 2000 consisted of 20,084,570 common shares issued and outstanding and 435,730 common shares assuming conversion of Series D convertible preferred stock for a total of 20,520,300 shares. The proposal was passed at the reconvened Annual Meeting of Stockholders on August 31, 2000. A total of 10,323,006 shares were voted with 9,934,089 approving, 353,520 shares voting no, and 35,397 shares abstaining.

Item 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

  a. Exhibits

    27.1 Financial Data Schedule (Edgar only)

  b. Reports on Form 8-K

    Form 8-K was filed on October 20, 2000 with the Securities and Exchange Commission to report the acquisition of 3rd Rail Engineering on October 4, 2000 with an effective date of October 5, 2000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCKET COMMUNICATIONS, INC.

Registrant

Date: November 14, 2000	/s/ David W. Dunlap
Vice President of Finance and Administration and Chief Financial Officer