Form 10QSB/A
period 2000-06-30
SOCKET COMMUNICATIONS INC
filed 2001-02-16
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 1

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

SOCKET COMMUNICATIONS, INC.
FORM 10-QSB
INDEX

PART I. Financial information (As amended February 16, 2001)

Condensed Balance Sheets - June 30, 2000 and December 31, 1999

Condensed Statements of Operations - Three Months and Six Months Ended June 30, 2000 and 1999

Condensed Statements of Cash Flows - Six Months Ended June 30, 2000 and 1999

Notes to Condensed Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. Other information

Signatures

PART I. FINANCIAL INFORMATION

SOCKET COMMUNICATIONS, INC. CONDENSED BALANCE SHEETS
	(Unaudited) June 30, 2000 (As restated)	December 31, 1999*
ASSETS
Current assets:
Cash and cash equivalents	$ 9,259,552	$ 4,284,670
Accounts receivable, net	1,768,796	1,557,369
Inventories	1,018,652	736,079
Prepaid expenses	203,066	40,999
Total current assets	12,250,066	6,619,117

Property and equipment:
Machinery and office equipment	823,027	657,012
Computer equipment	630,481	548,255
Total property and equipment	1,453,508	1,205,267
Accumulated depreciation	(985,845)	(884,828)
Total property and equipment net of depreciation	467,663	320,439
Other assets	91,566	72,667
Total assets	$ 12,809,295	$ 7,012,223

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 1,792,941	$ 1,385,573
Accrued payroll and related expenses	331,626	271,642
Deferred revenue	477,491	346,411
Total current liabilities	2,602,058	2,003,626

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value: Authorized shares - 3,000,000
Series B Convertible Preferred Stock: Designated shares - 37,500: Issued and outstanding shares - none at June 30, 2000 and 4,335 at December 31, 1999	--	215,472
Series C Convertible Preferred Stock: Designated shares - 175,000: Issued and outstanding shares - none at June 30, 2000 and 46,431 at December 31, 1999	--	479,647
Series D Convertible Preferred Stock: Designated shares - 175,000: Issued and outstanding shares - 43,573 at June 30, 2000 and December 31, 1999; Aggregate liquidation preference - $250,000 at June 30, 2000	192,472	192,472
Common stock, $0.001 par value: Authorized shares - 100,000,000 Issued and outstanding shares - 21,322,331 at June 30, 2000 and 15,922,220 at December 31, 1999	21,322	15,922
Additional paid-in capital (1)	32,423,993	23,174,113
Deferred compensation	(1,896,276)	--
Accumulated deficit (1)	(20,534,274)	(19,069,029)
Total stockholders' equity	10,207,237	5,008,597
Total liabilities and stockholders' equity	$ 12,809,295	$ 7,012,223

(1) See Note 6 to the condensed financial statements.
_________________________
*Derived from audited financial statements.

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2000 (As restated)	1999	2000 (As restated)	1999
Revenues	$ 2,418,113	$ 1,802,298	$ 4,421,913	$ 3,262,905
Cost of revenue	1,016,915	702,575	1,849,217	1,313,565
Gross profit	1,401,198	1,099,723	2,572,696	1,949,340

Operating expenses:
Research and development	607,253	294,607	1,086,490	562,388
Sales and marketing	933,313	550,062	1,670,659	1,106,449
General and administrative	336,807	263,124	680,742	596,611
Amortization of deferred compensation related to compensatory stock option grants (1)	658,668	16,251	746,435	74,502
Total operating expenses	2,536,041	1,124,044	4,184,326	2,339,950
Operating loss	(1,134,843)	(24,321)	(1,611,630)	(390,610)
Interest income	103,911	--	167,646	--
Interest expense	(554)	(10,863)	(1,256)	(17,551)
Net loss	(1,031,486)	(35,184)	(1,445,240)	(408,161)
Preferred stock dividend	(6,687)	(75,143)	(20,005)	(159,003)
Net loss applicable to common Stockholders	$ (1,038,173)	$ (110,327)	$ (1,465,245)	$ (567,164)
Net loss per share applicable to common stockholders - basic and diluted	$ (0.05)	$ (0.01)	$ (0.08)	$ (0.07)
Shares used in computation of net loss per share applicable to common stockholders - basic and diluted	20,500,449	8,258,994	19,081,734	7,875,352

(1) See Note 6 to the condensed financial statements.

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2000 (As restated)	1999
Operating activities
Net loss	$ (1,445,240)	$ (408,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101,017	59,344
Amortization of deferred compensation related to compensatory stock option grants	746,435	74,502
Changes in operating assets and liabilities:
Accounts receivable	(211,427)	(347,865)
Inventories	(282,573)	(108,343)
Prepaid expenses	(162,067)	17,281
Other assets	(18,899)	(1,917)
Accounts payable and accrued expenses	407,368	10,092
Accrued payroll and related expenses	59,984	27,016
Deferred revenue	131,080	80,497
Net cash used in operating activities	(674,322)	(597,554)

Investing activities
Purchase of equipment	(248,241)	(100,765)
Net cash used in investing activities	(248,241)	(100,765)

Financing activities
Proceeds from stock option and warrant exercises	5,380,096	3,564
Proceeds from sale of common stock	517,349	--
Payments on capital leases and equipment financing notes	--	(28,204)
Net proceeds from borrowings under bank lines of credit	--	170,454
Net cash provided by financing activities	5,897,445	145,814

Net increase (decrease) in cash and cash equivalents	4,974,882	(552,505)
Cash and cash equivalents at beginning of period	4,284,670	971,157
Cash and cash equivalents at end of period	$ 9,259,552	$ 418,652

Supplemental cash flow information
Cash paid for interest	$ 1,256	$ 17,551
Dividends accrued, paid/payable in common stock	$ 20,005	$ 159,003
Series B preferred stock converted to common stock	$ 215,472	$ 383,602
Series C preferred stock converted to common stock	$ 479,647	$ 1,175,554

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

NOTE 4 - Net Loss Per Share and Net Loss Per Share Applicable to Common Stockholders (As amended February 16, 2001 - See Note 6)

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000 (As restated)	1999	2000 (As restated)	1999
Numerator for basic:
Net Loss	$ (1,031,486)	$ (35,184)	$ (1,445,240)	$ (408,161)
Preferred stock dividends	(6,687)	(75,143)	(20,005)	(159,003)
Net loss applicable to common stockholders	$ (1,038,173)	$ (110,327)	$ (1,465,245)	$ (567,164)

Denominator:
Weighted average common shares outstanding used in computing basic and diluted net loss per share	20,500,449	8,258,994	19,081,734	7,875,352

Basic and diluted net loss per share applicable to common stockholders	$ (0.05)	$ (0.01)	$ (0.08)	$ (0.07)

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

NOTE 6 - Deferred Compensation and Compensatory Stock Option Grants (As amended February 16, 2001)

The Company recorded deferred compensation in the amount of $1,896,276 at June 30, 2000 representing the fair value, as measured using the Black-Scholes valuation model, of unvested compensatory stock option grants given to various consultants. The deferred compensation is primarily due to the change in status of Charlie Bass, from Chairman and Chief Executive Officer to Chairman, following the appointment of Kevin Mills as President and Chief Executive Officer at the end of March 2000. During the three and six months ended June 30, 2000, the Company recorded compensation expense of $658,668 and $746,435, respectively, related to the vesting of stock option grants to consultants, accelerated vesting of the remaining options for two terminating directors in the second quarter, and to the vesting of options granted in 1998 to the Company's Chairman, Charlie Bass. Compensation expense for the second quarter has been restated to also include $168,604 of expense related to the accelerated vesting of options for the two terminating directors. The remaining deferred compensation will be charged to operations over the vesting period of the grants from one to four years. No related stock option compensation was recorded in 1999. The amount of stock compensation expensed each period and the value of deferred compensation at the end of each period will fluctuate with the Company's stock price.

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

Compensatory Stock Option Grants (As amended February 16, 2001)

 Non-cash charges for the three and six months ended June 30, 2000 were $658,668 and $746,435, respectively, compared to $16,251 and $74,502 for the same periods a year ago. The non-cash charges relate to the vesting of stock option grants to consultants, accelerated vesting of the remaining options for two terminating directors in the second quarter, and to the vesting of options granted in 1998 to the Company's Chairman, Charlie Bass, for his services as Chief Executive Officer from April 1997 to the end of March 2000. The second quarter charge for Bass' option results from a change in status for Mr. Bass from Chairman and Chief Executive Officer to Chairman following the appointment of Kevin Mills as President and Chief Executive Officer.

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

  a. Exhibits

    27.1 Financial Data Schedule (Edgar only) (As amended February 16, 2001)

  b. Reports on Form 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCKET COMMUNICATIONS, INC.

Registrant

Date: February 16, 2001	/s/ David W. Dunlap
Vice President of Finance and Administration and Chief Financial Officer