Form 10QSB/A
period 2000-09-30
SOCKET COMMUNICATIONS INC
filed 2001-02-20
CIK 944075

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

PART II. Other information

Signatures

PART I. FINANCIAL INFORMATION

SOCKET COMMUNICATIONS, INC. CONDENSED BALANCE SHEETS
	(Unaudited) September 30, 2000 (As restated)	December 31, 1999*
ASSETS
Current assets:
Cash and cash equivalents	$ 8,862,577	$ 4,284,670
Accounts receivable, net	1,952,702	1,557,369
Inventories	1,358,153	736,079
Prepaid expenses	211,106	40,999
Total current assets	12,384,538	6,619,117

Property and equipment:
Machinery and office equipment	885,007	657,012
Computer equipment	720,832	548,255
Total property and equipment	1,605,839	1,205,267
Accumulated depreciation	(1,049,647)	(884,828)
Total property and equipment net of depreciation	556,192	320,439
Other assets	345,937	72,667
Total assets	$ 13,286,667	$ 7,012,223

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 2,152,770	$ 1,385,573
Accrued payroll and related expenses	366,290	271,642
Deferred revenue	380,812	346,411
Total current liabilities	2,899,872	2,003,626

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value: Authorized shares - 3,000,000
Series B Convertible Preferred Stock: Designated shares - 37,500: Issued and outstanding shares - none at September 30, 2000 and 4,335 at December 31, 1999	--	215,472
Series C Convertible Preferred Stock: Designated shares - 175,000: Issued and outstanding shares - none at September 30, 2000 and 46,431 at December 31, 1999	--	479,647
Series D Convertible Preferred Stock: Designated shares - 175,000: Issued and outstanding shares - none at September 30, 2000 and 43,573 at December 31, 1999	--	192,472
Common stock, $0.001 par value: Authorized shares - 100,000,000 Issued and outstanding shares - 21,942,254 at September 30, 2000 and 15,922,220 at December 31, 1999	21,942	15,922
Additional paid-in capital (1)	32,491,219	23,174,113
Deferred compensation	(557,513)	--
Accumulated deficit (1)	(21,568,853)	(19,069,029)
Total stockholders' equity	10,386,795	5,008,597
Total liabilities and stockholders' equity	$ 13,286,667	$ 7,012,223
_________________________
*Derived from audited financial statements.
(1) See Note 6 to the condensed financial statements.

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000 (As restated)	1999
Revenues	$ 3,264,648	$ 1,504,213	$ 7,686,561	$ 4,767,118
Cost of revenue	1,448,296	621,857	3,297,513	1,935,422
Gross profit	1,816,352	882,356	4,389,048	2,831,696

Operating expenses:
Research and development	531,890	314,471	1,618,380	876,859
Sales and marketing	899,361	566,614	2,570,020	1,673,063
General and administrative	411,242	264,945	1,091,984	861,556
Amortization of deferred compensation related to compensatory stock option grants (1)	1,087,636	24,018	1,834,071	98,520
Total operating expenses	2,930,129	1,170,048	7,114,455	3,509,998
Operating loss	(1,113,777)	(287,692)	(2,725,407)	(678,302)
Interest income	106,913	--	274,559	--
Interest expense	(541)	(12,650)	(1,797)	(30,201)
Net loss	(1,007,405)	(300,342)	(2,452,645)	(708,503)
Preferred stock dividend	(27,174)	(50,748)	(47,179)	(209,751)
Net loss applicable to common Stockholders	$ (1,034,579)	$ (351,090)	$ (2,499,824)	$ (918,254)
Net loss per share applicable to common stockholders - basic and diluted	$ (0.05)	$ (0.03)	$ (0.13)	$ (0.10)
Shares used in computation of net loss per share applicable to common stockholders - basic and diluted	21,392,022	10,646,072	19,851,830	8,798,925
_________________________
(1) See Note 6 to the condensed financial statements

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2000 (As restated)	1999
Operating activities
Net loss	$ (2,452,645)	$ (708,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164,819	96,748
Amortization of deferred compensation related to compensatory stock option grants	1,834,071	98,520
Changes in operating assets and liabilities:
Accounts receivable	(395,333)	26,053
Inventories	(622,074)	(238,709)
Prepaid expenses	(170,107)	(25,644)
Other assets	(273,270)	(3,317)
Accounts payable and accrued expenses	767,197	396,205
Accrued payroll and related expenses	94,648	85,224
Deferred revenue	34,401	46,172
Net cash used in operating activities	(1,018,293)	(227,251)

Investing activities
Purchase of equipment	(400,572)	(206,742)
Net cash used in investing activities	(400,572)	(206,742)

Financing activities
Proceeds from stock option and warrant exercises	5,479,423	63,767
Proceeds from sale of common stock	517,349	863,399
Payments on capital leases and equipment financing notes	--	(41,083)
Net proceeds from borrowings under bank lines of credit	--	144,925
Net cash provided by financing activities	5,996,772	741,158

Net increase in cash and cash equivalents	4,577,907	307,165
Cash and cash equivalents at beginning of period	4,284,670	971,157
Cash and cash equivalents at end of period	$ 8,862,577	$ 1,278,322

Supplemental cash flow information
Cash paid for interest	$ 1,797	$ 30,201
Dividends accrued, paid/payable in common stock	$ 47,179	$ 209,751
Series B preferred stock converted to common stock	$ 215,472	$ 731,672
Series C preferred stock converted to common stock	$ 479,647	$ 1,184,224
Warrants issued in connection with equity financing	--	$ 252,102

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

NOTE 2 - Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	September 30,	December 31,
	2000	1999
Raw materials and sub-assemblies	$ 1,311,422	$ 707,820
Finished goods	46,731	28,259
Total	$ 1,358,153	$ 736,079

NOTE 3 - Income Taxes

Due to the Company's loss position, there was no provision for income taxes for the three months and nine months ended September 30, 2000 and 1999.

NOTE 4 - Net Loss Per Share and Net Loss Per Share Applicable to Common Stockholders (As amended February 16, 2001   -   See Note 6)

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000 (As restated)	1999
Numerator for basic:
Net Loss	$ (1,007,405)	$ (300,342)	$ (2,452,645)	$ (708,503)
Preferred stock dividends	(27,174)	(50,748)	(47,179)	(209,751)
Net loss applicable to common stockholders	$ (1,034,579)	$ (351,090)	$ (2,499,824)	$ (918,254)

Denominator:
Weighted average common shares outstanding used in computing basic and diluted net loss per share	21,392,022	10,646,072	19,851,830	8,798,925

Basic and diluted net loss per share applicable to common stockholders	$ (0.05)	$ (0.03)	$ (0.13)	$ (0.10)

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

NOTE 6 - Deferred Compensation and Compensatory Stock Option Grants (As amended February 16, 2001)

The Company recorded deferred compensation in the amount of $557,513 at September 30, 2000 representing the fair value, as measured using the Black-Scholes valuation model, of unvested compensatory stock option grants given to various consultants. The remaining deferred compensation will be charged to operations over the vesting period of the grants from one to four years. The amount of stock compensation expensed each period and the value of deferred compensation at the end of each period will fluctuate with the Company's stock price. The deferred compensation in 2000 is primarily due to a stock option grant to Charlie Bass as Chairman and Chief Executive Officer that began vesting in 1997 and became classified as compensatory in April 2000 following the appointment of Kevin Mills as President and Chief Executive Officer at the end of March 2000. This grant became fully vested during the quarter ended September 30, 2000. During the three months and nine months ended September 30, 2000, the Company recorded compensation of $1,087,636 and $1,834,071, respectively, related to such grants. Compensation expense for the nine months has been revised to include $168,604 of expense related the accelerated vesting of remaining stock options for two terminating directors in the second quarter. Stock option compensation expense was $24,018 and $98,520 for the three months and nine months ended September 30, 1999, respectively.

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

Compensatory Stock Option Grants (As amended February 16, 2001)

Non-cash charges for the three and nine months ended September 30, 2000 were $1,087,636 and $1,834,071, respectively, compared to $24,018 and $98,520 for the same periods a year ago. The non-cash charges relate to the vesting of stock option grants to consultants, accelerated vesting of the remaining options for two terminating directors in the second quarter, and the vesting of options granted in 1998 to the Company's Chairman, Charlie Bass, for his services as Chief Executive Officer from April 1997 to the end of March 2000. Charges in the second and third quarters of 2000 resulted from a change in status for Mr. Bass following the appointment of Kevin Mills as President and Chief Executive Officer. Mr. Bass' grant was fully vested as of September 30, 2000 and will not create additional compensation charges in future quarters.

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