Form 10KSB
period 2000-12-31
SOCKET COMMUNICATIONS INC
filed 2001-04-02
CIK 944075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number 1-13810

SOCKET COMMUNICATIONS, INC.
(Name of small business issuer as specified in its charter)

Delaware	94-3155066
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. YES[X] NO[  ]

Revenue for the fiscal year ended December 31, 2000: $11,550,479

Aggregate market value of Common stock ($0.001 par value) held by non-affiliates on March 16, 2001 based on the closing price on such date: $78,294,783. For purposes of this disclosure, shares of Common stock held by persons who hold more than 5% of the outstanding shares of Common stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

Number of shares of Common stock ($0.001 par value) outstanding as of March 16, 2001 was 23,446,301 shares.

Documents Incorporated by Reference: None

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Item 1. Business

Our Products

We develop, market and sell low power "Battery Friendly™ " plug-in connection products for handheld computers. Our products also work with most Windows notebooks. These products connect through the mobile computer's expansion slots, which can be in a PC Card, CompactFlash Card, or Secure Digital ("SD") Card format, the latter under development for expected release in the second half of 2001.

Our plug-in card products have been designed to work with Windows CE handheld computers since their introduction in December 1996, including the Pocket PC introduced in April 2000. We are also designing products to work with new handhelds having SD expansion slots, including the newly announced Palm handhelds, and other electronic devices. According to recent information from International Data Corporation ("IDC"), Palm OS and Windows CE are the dominant handheld computer operating systems in the market today, together representing more than eighty percent (80%) of total worldwide handheld computer sales. Sales of Pocket PC and Palm handheld computers are also forecasted by IDC and others to more than double during 2001.

We classify our plug-in products into four product families:

  Our Digital Phone Cards connect mobile computers to over one hundred data-enabled digital mobile phones from most of the major mobile phone manufacturers. The cards allow mobile computer users to wirelessly access the Internet, and to access email or other data from their handheld computer through a data-enabled mobile phone. The cards work on CDMA mobile phone networks, which are prevalent in the U.S., Latin America and parts of Asia, and on GSM mobile phone networks, which are prevalent in Europe, the U.S., and other parts of the world.
  Our Peripheral Connection Cards connect computer peripherals or other electronic devices to mobile computers, adding one to four serial ports connected through the computer's expansion slot.
  Our Data Collection Cards connect bar code wands and bar code laser scanners to mobile computers, which serve as data collection devices for scanned bar code information. Our Data Collection Cards also include our In-Hand Scan Card, which is a laser scanner attached to a CompactFlash card that plugs into the expansion slot of a mobile computer and is activated by the computer's external buttons. The In-Hand Scan Card and our bar code wands scan traditional linear bar codes. We are developing for shipment in the second half of 2001 a new In-Hand Scan Card, which scans both traditional linear bar codes and also 2D bar codes. 2D bar codes offer 100 times the data capacity of linear bar codes.
  Our Ethernet Cards connect a mobile computer to a corporate Ethernet network, allowing location-independent operation of mobile devices.

Standards compliant plug-in cards. Our PC Card and CompactFlash card formats have been approved by standards groups that govern the use and specifications for these formats. The SD card format is in the process of being approved by its governing standards group. Our participation in these groups, including board membership on the PCMCIA trade association for PC Cards, board membership on the CompactFlash Association for CompactFlash cards, and participation on the SD I/O standards committee of the Secure Digital Association for SD Cards, ensures that our understanding of the specifications for these cards remains current. Expansion slots provide direct access to the computer's internal bus architecture, which provides for fast input and output of data.

Notebook computer support. Our products are also designed to work with Windows notebook computers, which today is a significantly larger and more established market than the emerging market for handheld computers. Most notebooks today are designed with PC Card slots and use various versions of the Windows operating system. We intend to continue to support the Windows notebook market with our products. Notebooks continue to be designed to be lighter, and recent slimmer notebooks have been introduced without traditional RS-232 serial ports, which has created additional demand for our Peripheral Connection Cards.

Product Development

During 2000, we worked on three major development programs to add to and enhance our connection products for commercial release during 2001. These programs were: 1) Bluetooth wireless connection plug-in cards and embedded modules with Bluetooth software; 2) Input/Output cards with removable memory; and 3) SD form factor cards.

Bluetooth: We are developing wireless plug-in products using Bluetooth technology to communicate between handhelds and other Bluetooth-enabled devices. Bluetooth is anticipated to be a widely adopted technology, allowing the transfer of data between handhelds and a number of other devices that we expect will become Bluetooth enabled. These devices include mobile phones, other handhelds, desktop computers, bar code scanners, digital cameras, set top boxes, automobile PC systems, and network access points. We are also developing Bluetooth-compatible embedded modules for devices and appliances needing embedded Bluetooth wireless connection capabilities. In October 2000, we acquired 3rd Rail Engineering, an engineering services company that specialized in the design, manufacture and testing of embedded electronics, and we plan to offer turnkey embedded engineering services, to allow customers to engage us to embed our modules into a wide range of Bluetooth enabled devices.

I/O Cards with Removable Memory: We are also developing combination flash memory and input/output plug-in cards that add a slot for removable MultiMediaCard™ and/or Secure Digital flash memory from SanDisk Corporation, enabling data such as prerecorded music or large data files to be easily inserted into or removed from the mobile computer while the computer is operating. Our initial combination cards are being developed in the CompactFlash form factor. We have developed a new proprietary ASIC interface chip for our CompactFlash combination cards.

SD cards: We believe that many of our current and future products can be developed in the smaller Secure Digital (SD) form factor, which has been adopted by Palm and is expected to be widely adopted by other device manufacturers over the next several years. We have commenced development of a proprietary ASIC interface chip for these cards and have announced plans to develop our In-Hand Scan Card integrated scanner in an SD form factor for commercial shipment by the end of 2001.

Financial Highlights

Our revenue in 2000 grew to $11.5 million, a sixty-eight percent (68%) increase over our revenue of $6.9 million in 1999.

  Our revenue growth in 2000 resulted in large part from sales of approximately $4.1 million, or thirty-six percent (36%) of our total revenue, of CompactFlash cards for use in Pocket PC handhelds. This compares with sales of our CompactFlash cards of $0.7 million or ten percent (10%) of our revenue in 1999. Three products accounted for most of our CompactFlash revenue in 2000: bar code scanning product related revenues were $1.6 million; digital phone card related revenues were $1.3 million; and Ethernet card related revenues were $1.1 million.
  Our original product line consists of peripheral connection cards and Ethernet Cards in PC Card form factor sold primarily for use with Windows notebooks. Our PC Card sales were approximately $5.7 million in 2000 and $5.9 million in 1999, or fifty percent (50%) and eighty-seven percent (87%) of our total revenue in 2000 and 1999, respectively.
  The balance of our revenue in 2000 was generated from sales of $1.0 million of our proprietary interface chips, and $0.7 million in revenue relating to nonrecurring engineering services, Bluetooth developer kits, cables and license fees.

During 2000, we raised $6.0 million in cash from the exercise of warrants and options and the sale of common stock, and our cash balances at December 31, 2000 were $7.4 million. Our gross profit margin for 2000 was fifty-five percent (55%) compared to a gross profit margin for 1999 of fifty-nine percent (59%). During 2000, we increased our personnel from 31 at the beginning of the year to 64 as of March 16, 2001, substantially increasing our expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," Liquidity and Capital Resources," and "Risk Factors" for a more detailed discussion of our financial condition and results of operations including our history of operating losses and other risks that may affect our ability to attain profitability.

Industry and Market Overview

Industry and market dynamics that affect our business outlook include:

  Growing use and acceptance of handheld computers, particularly those using the Palm and Windows CE operating systems.
  Growth in the mobile workforce.
  Increased use of and reliance on the Internet for information and commerce.
  Increased use of and reliance on email for worldwide communications.
  Data-enabling of mobile phone networks and emerging technologies designed to achieve higher data transfer speeds.
  Development of Bluetooth wireless technologies facilitating personal area networking.
  Adoption of handhelds for mobile data collection bar code scanning applications.

Growing use and acceptance of handheld computers. Palm has the largest market share for handheld computers, followed by Windows CE devices including Pocket PCs, clam-shell computers, tablets and mini-notebooks. IDC estimates that approximately 6 million Palm OS handheld devices and 1.9 million Windows CE handhelds were sold during 2000, and is forecasting sales increases in 2001 to 8.7 million Palm OS handheld devices and 3.7 million Windows CE handheld devices. Palm originally introduced its Palm Pilot handheld as a personal information management system (calendar, task management and contact information) and their recently announced decision to include an expansion slot in newer models to add capabilities such as Internet and email access reflect the success of competing systems such as the Pocket PC and other Palm OS devices from Palm OS licensees that have expansion slots. The new Palm devices and the Pocket PCs fit in a pocket or purse, are instant-on devices that do not need to boot up as is necessary in a Windows desktop system, have full email applications, web browser software and personal information management applications. They are designed to be desktop companions and support file synchronization between the handheld and its companion device. The Pocket PCs carry business software (spreadsheet and word processing programs), entertainment software (music, electronic books, and games) and support or will support multimedia applications, such as streaming video, as network transfer speeds increase. The devices are designed to be simple to use, have either monochrome or color screens, handwriting recognition capabilities, and are priced from one-quarter to one-half the price of notebook computers.

Growth in the mobile workforce. IDC estimates that there are nearly 40 million workers in the U.S. today who telecommute (working from home or from places other than the office), or are mobile professionals who travel as part of their job (such as sales and service personnel), or who need to collect data while mobile (such as store shelf inventory managers). In addition, more than half of an office workforce can be viewed as mobile when attending meetings at conference rooms or locations away from their desktop computer system where they do not have network access. Productivity of mobile workers can be improved with the capability to access, retrieve and exchange information from a mobile location. Socket's Products connect a handheld computer to wide area networks, local area networks and to other Bluetooth-enabled devices within a Personal Area Network. Socket's Digital Phone Cards provide users with access from the handheld to wide area networks through data-enabled mobile phones. Socket's Ethernet Cards are used to connect to local area networks. And Socket's Bluetooth Cards are designed to connect wirelessly to other Bluetooth-enabled devices within a 30-foot radius called a Personal Area Network. Today, handheld device penetration is low among the mobile workforce, but this penetration is expected to increase as technology better supports the ability of a mobile worker to stay in touch, particularly with higher transfer speeds becoming available through data-enabled mobile phone networks for wide area access, and with the further development of Bluetooth technology to facilitate data transfer, printing, data synchronization and other functions that can be done over a wireless personal area network directly between a handheld computer and other devices.

Increased use and reliance on the Internet for information and commerce. Popular Internet sites such as AOL or Yahoo! allow a user to bring selected personal information together on personalized websites, including stock prices, weather, news, entertainment and sports information. In addition, many organizations today facilitate online purchasing through their websites, and many of the leading Internet portals and retailers are deploying customized versions of their websites designed for use on smaller handheld computer screens. Socket's Digital Phone Card provides mobile Internet access through a data-enabled network from the browser on a handheld device, allowing persons to access information or to transact commercial transactions over the Internet from mobile locations wherever they have phone coverage. Our Bluetooth Cards will enable the user to access mobile phones and other devices wirelessly within 30 feet of the handheld device.

Increased use of and reliance on email for worldwide communications. Handheld devices have full email applications and can access corporate email servers, identify the user and retrieve and send email remotely through a mobile phone. Handheld-based email programs also have the capability to download attachments, facilitating the transfer of larger amounts of information or file attachments. Phone networks allow mobile users to retrieve email from anywhere in the world wherever there is mobile phone coverage on a data-enabled network.

Data-enabling of worldwide mobile phone networks including higher data transfer speeds Data transfer speeds over mobile phones today are typically 9.6 Kilobits per second for GSM mobile phone networks in Europe and 14.4 Kilobits per second for CDMA mobile phone networks in the U.S., Latin America and Asia, compared to 56 Kilobits per second as typically advertised modem transfer speeds for a desktop over a phone line, with actual speeds often somewhat slower. Mobile phone network data transfer rates are sufficient to retrieve email and access the Internet, but cannot quickly download Internet pages with larger amounts of graphics or containing streaming audio or video. Network carriers operating in both CDMA and GSM mobile phone networks have announced plans to increase network transfer speeds over the next several years to speeds in excess of 100 Kilobits per second, which will reduce user waiting time, reduce the corresponding costs of transferring data across a mobile phone network, allow the use of applications involving high data transfer rates such as streaming video, generally encourage growth in the use of mobile phone networks by more handheld computer users, and increase demand for Socket's Digital Phone Card and Bluetooth products connecting handhelds to mobile phones, as more applications can be accessed more rapidly.

Development of Bluetooth wireless technologies facilitating personal area networking. Bluetooth is the first global standard for short-range wireless communication for voice and data. Over 2000 companies are members of the Bluetooth Special Interest Group formed in 1998 to facilitate development of Bluetooth technical specifications and its application to products. The technology is expected to be widely adopted. Bluetooth promises to offer a unified global standard for short-range wireless connectivity. Bluetooth is a royalty-free, open industry specification designed to be low-cost, draw little power, and offer relatively high performance (up to 721 kilobits per second). Bluetooth will operate within a radius of ten meters (30 feet), which is adequate for common usage scenarios such as cordless headsets, computer-to-phone connectivity, cable replacement or personal networking within a room. Devices expected to be Bluetooth-enabled through either plug-in cards or embedded modules include handheld, notebook and desktop computers, mobile phones, printers, local area network access points, digital cameras, digital TV, bar code scanners, electronic measuring and control equipment and automobile PCs. We have developed evaluation kits for our CompactFlash Bluetooth Personal Network Plug-in Cards and for our Bluetooth modules including complete Bluetooth software comprising a software stack, user interfaces and application program levels to encourage software developers and OEMs to develop applications using our Bluetooth products.

Adoption of handhelds for mobile data-collection bar code scanning applications. Bar code scanning is a well established industry used in a wide variety of industrial/manufacturing, commercial services, retail services and government applications worldwide including asset management and control, shipping and receiving, route accounting, warehousing, order processing, document control and quality assurance. Significant industry trends identified by Venture Development Corporation, an industry research and consulting group, include:

  annual industry sales growth of approximately 20%;
  upgrading of scanning systems from older DOS-based operating systems to Windows operating systems, with more than 50% of the scanning market using Windows operating systems today, expected to increase substantially over the next several years;
  the development of wireless scanning applications, with approximately 50% of scanning systems incorporating the wireless transmission of scanning data on local networks;
  the increasing use of real-time processing applications so that scanned data is transmitted and processed when scanned; and
  the expanding use of scanning by the mobile professional workforce using mobile handheld computers.

Laser bar code scanners are the most widely used scanners, followed by CCD bar code scanning guns and LED bar code wands. We believe that our family of laser and LED bar code scanning products offer several advantages over existing connection solutions for mobile computers and stationary scanning devices with built-in PC card slots, including the use of a standard connector form factor so that bar code scanning devices become easily removable and interchangeable, and the ability to power the bar code scanner from the mobile computer or data collection device. In addition, we believe that handheld computers are excellent platforms for use by mobile professionals for route accounting and service applications, and this area is expected to get increasing attention from third-party software application vendors in areas such as order processing, package tracking and pharmaceutical delivery tracking.

Strategic Alliances and Business Relationships

We have developed a number of strategic relationships that are important to our product development and sales and marketing programs. We work closely with Microsoft and with Windows-powered computer manufacturers in co-marketing and in developing connection solutions for Windows-powered devices. Commencing in 2001, we are also working closely with Palm, and we have extended our product planning to include products for the newest Palm handhelds with expansion slots, which will become available during 2001. We also support third party software application developers by providing technical assistance in developing applications compatible with our devices and with the various Windows or the Palm operating systems.

Our strategy is to establish strategic alliances and business relationships with leading participants in various segments of the communications and mobile computer markets. We believe these alliances enable us to take advantage of the superior financial resources, technological capabilities, proprietary positions and market presence of these companies in creating products that utilize these technologies that are familiar to the marketplace. We have established strategic alliances and business relationships with a number of companies, including the following:

  Hewlett-Packard Corporation, a leading manufacturer of personal computers, has agreed to support development of our planned Bluetooth cordless connection products. Our products are also recommended by Hewlett-Packard for use with their Windows-powered handheld computers.
  Microsoft Corporation, the developer of the Windows-powered operating systems, has worked closely with us in insuring that our connection products work with Windows-powered devices. Microsoft announced in November 1999 the development and availability of the Microsoft Connection Kit for use with our Digital Phone Cards. We also jointly developed with Microsoft in collaboration with other companies an input/output version of the CompactFlash™ memory card for use with smaller Windows-powered handheld computers.
  Palm, Inc. has adopted an SD slot in its newest line of handheld computers and we are working closely with Palm to identify and prioritize the SD products that Palm believes are most important to the Palm community.
  SanDisk Corporation, a leading supplier of flash memory products, is supporting development of our planned combination CompactFlash input-output connection products with removable memory that use SanDisk's MMC or SD memory cards.
  Sprint PCS, a leading mobile phone network carrier, is distributing selected Digital Phone Cards in its Sprint distribution outlets and we are working together to facilitate the availability of Bluetooth personal network cards working with Bluetooth-enabled CDMA mobile phones when they become available.
  Symbol Technologies, Inc., a leading manufacturer of laser scanner systems and devices, has signed agreements and related supply contracts to allow us to create laser scanning products for Windows-and Palm-based mobile computers. Socket's products include connection cards for attaching two of Symbol's laser scanning guns to mobile computers, an integrated bar code scanner (In-Hand Scan Card) in CompactFlash form factor for use with Pocket PCs or tablet PCs that are shipping today, an SD-based integrated bar code scanner and a 2D integrated scanner that are under development.
  Targus Group International, a leading distributor of computer carrying bags and electronic computer accessory products, is distributing our products (except scanning products) to their retail distribution customers, which include many of the largest electronic retail stores in the world.
  Welch Allyn, a leading manufacturer of bar code scanning devices, supplies us with bar code wand scanning products.

In addition to the above-mentioned relationships, we are working with a number of companies to insure that our products work well with theirs. Such companies include: handheld manufacturers such as Compaq, Casio and Hitachi; mobile phone handset manufacturers including Denso, Ericsson, Motorola, Nextel, Nokia, Qualcomm, Samsung and Siemens; carriers such as Bell Mobility; Bluetooth chip manufacturer Cambridge Silicon Radio; Bluetooth device developers such as Axis Communications (LAN access points), Intermec (laser scanners), O'Neil (bar code printers) and Epson (printers); and handheld software application developers such as AvantGo, bSquare, Classwave, Intrinsyc, Lesswire, SPANWorks and Packet Video. These relationships and some of those listed above are preliminary in nature, and we cannot predict whether they will result in viable products or whether such products will achieve market acceptance.

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

We have also developed a library of software drivers and control applets that allow our products to operate in handheld computers running the Windows CE operating system and in notebooks running Windows 9x and Windows 2000 versions of the Windows operating systems.

In 1999 and again in 2001 we also applied for patents covering our proprietary technology relating to the implementation of removable memory in a removable I/O adapter. We are waiting on a response from the Patent and Trademark Office.

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and strategic partners, and limit access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise to obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries. There can be no assurance that we will not receive future communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties, and that in connection with such claims, that litigation could be brought against us which could result in significant additional expense or the discontinuation of use or redesign of infringing products.

Sales and Marketing

We market our products through OEMs, vertical market value added resellers, and a worldwide network of distributors and resellers. We support our distributors and resellers by providing education, training and customer assistance through our sales, marketing and technical support staff. In February 2001, we established a wholly owned subsidiary, Socket Communications Europe, based in France to support the marketing and sale of our products in Europe. As of March 16, 2001, we had 27 persons in sales, marketing and technical support. United States distributor Ingram Micro accounted for 26% of our revenue in 2000, 24% of our revenue in 1999 and 29% of our revenue in 1998. We intend to moderately increase our sales and marketing effort during 2001 by adding personnel and increasing promotional activities, particularly in support of our distribution partners. However, competition for sales and marketing personnel is intense, and we may be unable to recruit qualified sales and marketing personnel as needed.

Consistent with industry practice, we provide our distributors with stock balancing and price protection rights which permit these distributors to return slow-moving products to us for credit and to receive price adjustments for inventories of our products held by distributors if we lower the price of those products. The immediate effect of such returns and adjustments on our quarterly operating results is minimized since we recognize revenues on products shipped to distributors at the time the merchandise is sold by the distributor. To date, we have not experienced any significant returns or price protection adjustments.

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

Export sales represented approximately 21%, 33% and 34% of our revenue for the years ended December 31, 2000, 1999, and 1998 respectively. The lower percentage of export sales in 2000 resulted from most of the revenue growth in 2000 occurring in the U.S. where sales of Pocket PC handheld computers has been more heavily concentrated. Export sales are subject to the complications of complying with laws of various countries and the risk of import/export restrictions and tariff regulations.

Manufacturing

We subcontract the manufacture of substantially all of our products to independent, third party contract manufacturers who are located in the U.S., China and in Taiwan. We perform final product testing and package our products at our Newark, California facility for most of our sales, with the exception of large bulk orders where we perform final product testing and package our products at the third party contract manufacturer locations. As of March 16, 2001, we had 14 persons employed in manufacturing operations including planning, buying, manufacturing engineering, quality control, product assembly, and shipping and receiving.

Sole source components include our proprietary HIS chip manufactured by Hyundai Electronics that controls the signal transmission between our Products (all products except our Ethernet Cards) and the Card slot on the mobile or handheld computer; our Ethernet chip manufactured by Tamarack Corporation; and certain cable and connector components. Although to date we have generally been able to obtain adequate supplies of these components, certain of these components are purchased on a purchase order basis under standard commercial terms and conditions in the industry, and we do not have long-term supply contracts for these components. Although our suppliers are generally large, well-financed organizations, in the event that a supplier were to experience financial or operational difficulties that resulted in a reduction or interruption in supply, it would materially adversely our results of operations until we established sufficient manufacturing supply through an alternative source which could take a significant period of time, including qualifying an alternative subcontractor, redesigning the product as necessary, and commencing manufacturing.

Research and Development

Since our inception, we have made substantial investments in research and development. We believe that our future performance will depend in large part on our ability to develop significant enhancements to our existing connection products and to develop successful new products for emerging and existing markets. In particular, we believe the timely completion and expected introduction of Bluetooth cordless connection products, expanding our family of Data Collection Card products for bar code scanning and other data collection applications, developing combination memory and input/output cards, and developing SD form factor connection products are important to maintaining a technological leadership position in wireless and wired connection solutions during 2001 and beyond and to remaining competitive. As of March 16, 2001, we had fifteen persons on our product development staff and we hire engineering consultants to perform additional engineering services as required. Our staff includes eight engineers who joined us in October 2000 as a result of our acquisition of 3rd Rail Engineering, an engineering services and product design company. Research and development expenditures were $2.8 million in 2000, $1.2 million in 1999 and $1.0 million in 1998. We anticipate that we will continue to commit substantial resources to research and development in the future. However, we expect to decrease the size of our staff working on internal research and development in the second half of 2001 as we complete some of our current development projects and our engineers increase the amount of revenue-generating nonrecurring engineering services performed for our customers.

General and Administration, Personnel Retention and Recruitment

We have eight persons responsible for our financial and administrative activities including accounting and finance, personnel, reception and administrative support. Our total employee headcount as of March 16, 2001 was sixty-four (64) persons. Our employees are not represented by a union, and we consider our employee relationships to be good. Our future success will depend in significant part upon the continued service of certain key technical and senior management personnel, and our continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel.

Competition

The overall market for communications products is increasingly competitive, and we expect competition in each of our market areas to intensify. We anticipate intense competition from a number of new and established wired and wireless computer, communications and network equipment companies. Increased competition, direct and indirect, could materially adversely affect our revenues and our ability to achieve profitability through pricing pressure and loss of market share. Substantially all of our present and potential competitors have greater financial, marketing, technical and other resources than we do, and may succeed in establishing technology standards or strategic alliances in the data communications market, obtain more rapid market acceptance for their products or otherwise gain a competitive advantage.

We are not aware of any major vendor which currently offers products that directly compete with our Digital Phone Card products. We face indirect competition for our Digital Phone Cards from alternative methods of downloading information into a mobile computer from remote locations, including over telephone landlines through a modem, and by connecting a mobile phone through a serial cable connected to a serial port on a notebook computer. Users may also choose to view data on the viewing screen on a mobile phone instead of downloading data to a mobile computer, although the smaller screen on a mobile phone usually limits the viewer to Internet images from specially designed WAP (Wireless Applications Protocol) sites that eliminate graphics and restrict the amount of text, and do not readily accommodate long email messages or email attachments. Users may also insert a mobile phone built in a PC Card format directly into the expansion slot of a mobile computer and not require our phone cards to connect to the phone. This capability is primarily limited to notebooks and to handhelds with PC Card sleeves that have supplemental power to accommodate the high power draw requirements of a phone.

We compete with Smart Modular Technologies, Quatech and Silicom, among others, in the serial interface PC Card market, although we believe that we are the world's leading manufacturer of card products utilizing serial technology. The market for our Ethernet cards is highly competitive. Market leaders for Ethernet cards include 3Com and Xircom, both of which have introduced CompactFlash Ethernet cards for Windows-powered handheld computers. Competition is also expected from others, including manufacturers of lower priced cards in Asia.

Our bar code scanning products face competition from alternative scanning technologies, specifically CCD technology, which is less expensive, and from ruggedized bar code scanning devices from Symbol Technologies. However, we believe that our laser scanning products address a different market segment, the white-collar occasional scanning market, than do the more expensive ruggedized scanners from Symbol. We produce our bar code scanning products under technology licenses from Symbol Technologies, which, to date, has not enabled potential competitors to produce similar products. The continued availability of our licenses and the continued absence of other licensees is dependent upon future licensing decisions by Symbol Technologies.

Development of products incorporating Bluetooth cordless communications technology is expected to be highly competitive, with a choice of Bluetooth chips, the availability of CompactFlash and SD cards from handset and notebook manufacturers and traditional plug-in card manufacturers such as 3Com and Xircom, and Bluetooth software available from many companies including Microsoft. Bluetooth technology is currently in a development stage with first commercial products expected to be available during 2001. Our competitive strategy is to be early to market with extensive hardware and software solutions, to maintain our focus on supplying Bluetooth connection products to handhelds and small mobile devices where, we believe, our well developed low-power interface technology is a competitive advantage, to provide an easy-to-use experience for the user, and to advance the development of value-added Bluetooth connections such as the addition of removable memory to a Bluetooth connection plug-in card or the availability of turnkey engineering services for our Bluetooth modules. Nevertheless, we cannot be certain whether a significant market for Bluetooth-based devices will develop, or whether our products will prove to be competitive and achieve customer acceptance.

Item 2. Description of Property

We lease a 26,000 square foot facility in Newark, California under a lease expiring in October 2001. We believe that we will be able to extend our lease in our current facility at lease expiration or locate acceptable alternative space. We believe that our current facilities are sufficient to meet our needs for the foreseeable future, however, we anticipate that the cost of our present or an alternative facility will increase at the end of our present lease term.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for vote by security holders during the fourth quarter of 2000.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock

Our common stock has traded under the symbol "SCKT" on the Nasdaq National Market system since July 10, 2000, and previously on the Nasdaq OTC Bulletin Board, and also trades on the Pacific Exchange under the symbol "SOK".

The quarterly high and low sales prices of our common stock, as reported on Nasdaq through March 16, 2001 and for the last three fiscal years are as shown below. Over-the-counter market quotations (prior to July 10, 2000) may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Common Stock
Quarter Ended	High	Low
1998
March 31, 1998	$ 1.13	$ 0.36
June 30, 1998	$ 1.31	$ 0.44
September 30, 1998	$ 1.03	$ 0.44
December 31, 1998	$ 0.88	$ 0.27
1999
March 31, 1999	$ 0.81	$ 0.47
June 30, 1999	$ 2.13	$ 0.50
September 30, 1999	$ 1.66	$ 0.69
December 31, 1999	$ 10.06	$ 1.03
2000
March 31, 2000	$ 51.38	$ 7.94
June 30, 2000	$ 24.63	$ 8.38
September 30, 2000	$ 17.75	$ 9.13
December 31, 2000	$ 15.75	$ 2.97
2001
March 31, 2001 (through March 16, 2001)	$ 7.25	$ 3.28

On March 16, 2001, the closing sales price for our common stock as reported on the Nasdaq National Market was $3.75. We had approximately 300 shareholders of record as of March 16, 2001, and an additional 11,000 beneficial shareholders. We have not paid dividends on our common stock, and we currently intend to retain future earnings for use in our business and do not anticipate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On October 5, 2000, we acquired 3rd Rail Engineering, Inc., an engineering services and product design company, with 3rd Rail becoming a wholly owned subsidiary of Socket. The acquisition was valued at $11,319,124. We issued 796,282 shares of our common stock valued at the closing market price of $12.75 on October 5, 2000 and paid cash of approximately $1,003,000 in exchange for all of the outstanding shares of 3rd Rail common stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

This item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and under "Risk Factors". We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Business Combination

On October 5, 2000, we acquired 3rd Rail Engineering, Inc., an engineering services and product design company for $11,319,124 resulting in 3rd Rail becoming a wholly owned subsidiary of Socket. We issued 796,282 shares of our common stock valued at the closing market price of $12.75 on October 5, 2000 and paid cash in the amount of $1,003,345 in exchange for all of the outstanding shares of 3rd Rail common stock. The acquisition was accounted for under the purchase method of accounting.

We are primarily responsible for estimating the fair value of the acquired tangible and intangible assets in all business combinations accounted for under the purchase method and we rely in part on experts who advise us on valuation methodology and estimates. Significant assumptions related to the determination of fair value of these assets is described below.

Valuation Methodology

In accordance with the provisions of APB Opinion 16, all identifiable assets, including identifiable intangible assets, were assigned a portion of the cost of the acquired enterprise (purchase price) on the basis of their respective fair values.

Intangible assets were identified through (i) analysis of the acquisition agreement, (ii) consideration of our intentions for future use of the acquired assets, and (iii) analysis of data available concerning 3rd Rail's products, technologies, markets, historical financial performance, estimates of future performance and the assumptions underlying those estimates. The economic and competitive environment in which we and 3rd Rail operate was also considered in the valuation analysis.

Developed technologies consisted principally of project management and other software tools that would be used by our operations and consisted of:

  Flywheel - project management tool that includes a component/parts database, time card tracking, project management tracking, and management reports
  DMON - software package originally developed by Hitachi and for which 3rd Rail was assigned the exclusive rights. This software is used in the development of embedded systems reducing development time.
  Schematic library/library of previous designs - Various schematics and previous designs which can be used in future development.

To determine the value of the developed technologies the cost method was used, as we do not intend on selling any of this technology but rather using it in-house. All estimates of time to develop were based upon discussions with management at 3rd Rail and were based upon the actual time incurred historically. The estimated useful life of the developed technology was based upon a review by us of the planned future activities, and over what period the acquired technologies could benefit such activities.

To determine the value of assembled workforces, we considered, among other factors, the costs to replace existing employees including search costs, interview costs and training costs. The assembled workforce useful life was estimated based upon historical levels of turnover experienced by us.

Goodwill is determined based on the residual difference between the amount paid and the values assigned to identified tangible and intangible assets. Goodwill acquired of approximately $10 million represents 45% of our total assets. The useful life of the goodwill acquired was estimated based upon our planned future operations including consideration of product lives and related transitions to future generations of such products. As of December 31, 2000 there were no indicators that would suggest impairment of this asset.

The following is a summary of the purchase price allocation:

	Amount	Estimated Useful Life (years)
Tangible assets less liabilities assumed	$ 197,338	n/a
Developed technology	835,125	6.7
Assembled workforce	255,824	3.0
Goodwill	10,030,837	7.0
Total purchase price	$ 11,319,124

Revenues

We are a leading supplier of connectivity plug-in card products to the handheld and notebook computing markets. Total revenue in 2000 was $11.6 million, an increase of 68% over 1999 revenue of $6.9 million. 1999 revenue increased 26% over 1998 revenue of $5.5 million.

Our core technologies are in transferring data into and out of Windows-powered mobile computing devices through the PC Card or CompactFlash slots, achieving high data transfer speeds and low power consumption. Our peripheral connection products are designed to connect one or more peripheral devices such as a keyboard, monitor or another computer, to a mobile computer. Our data collection cards are designed to connect bar code scanners such as a bar code wand, scanning gun, or a bar code printer to a mobile computer. Our digital phone cards are designed to connect a data-enabled mobile phone to a mobile computer, providing access to email or to the Internet while mobile. Our Ethernet cards are designed to connect a mobile computer to an Ethernet network. Our connection product strategy has been to create a broad family of low-power connection products in PC card and in CompactFlash form factor, with standard (removable cable) or ruggedized (fixed cable) designs that work with Windows-powered handheld and notebook computers.

Our legacy business, going back to 1993, is supplying PC card form factor Peripheral Connection and Ethernet cards for notebook computers. In 2000, PC card sales accounted for $5.7 million in revenue, or approximately 50% of our revenue, compared to $5.9 million in revenue, or approximately 86% of our revenue in 1999 and $5.1 million, or approximately 93% of our revenue, in 1998.

In 1998, we developed CompactFlash form factor peripheral connection and Ethernet network connection products for smaller handheld computing devices, primarily those using the Windows CE operating system. We expanded this family in the second half of 1999 with the development of an integrated bar code scanner ("In-Hand Scan Card") and Digital Phone Cards for the North American CDMA and worldwide GSM telephone markets. In 2000, CompactFlash connection products accounted for $4.1 million in revenue, or approximately 36% of our revenues, compared to $0.7 million in revenue, or approximately 10% of our revenues in 1999 and $0.1 million, or less than 2% of our revenues in 1998. The growth in our CompactFlash card sales during 2000 was primarily in three product families: our CF bar code scanning connection cards accounted for approximately $1.5 million in revenue; our Digital Phone Cards accounted for approximately $1.3 million in revenue, and our Ethernet network connection cards accounted for approximately $1.2 million in revenue. We attribute the growth in CompactFlash cards to growing consumer awareness of these products and to growth in sales of Pocket PC handheld computers, which were introduced in April of 2000. According to information published by IDC (December 2000), sales of Pocket PC and Windows CE devices increased from an estimated 500,000 units in 1999 to approximately 1.9 million units in 2000.

In 2000, we also recorded revenue of $1.0 million from the sale to an original equipment manufacturer of one of our proprietary interface chips, designed to transfer electronic information into and out of electronic computing devices. 2000 was the first year in which we sold components of our technology to original equipment manufacturers. The balance of our revenue in 2000 of $0.7 million related to funded engineering services, technology licensing fees, sales of replacement cables and sales of software developer kits. This revenue was $0.2 million in 1999 and $0.3 million in 1998.

We distribute our products primarily through third-party distribution channels. In the United States, our largest distributor is Ingram Micro, which accounted for approximately 26%, 24% and 29% of our worldwide revenues in 2000, 1999 and 1998, respectively. Our distributors resell to computer retail stores, electronic products catalog companies and value added resellers. During 2000, we also began selling our Digital Phone Cards in the U.S. through mobile phone network carriers, principally Sprint PCS. We also sell our products internationally through 35 distributors in 27 countries in Europe, Asia and the Pacific Rim. Recognition of revenue on shipments to distributors and the related cost of sales are deferred until such distributors resell the products to their customers. Recognition of revenue on shipments to customers other than distributors occurs generally at the time of shipment. Export sales constituted 21%, 33%, and 34% of revenue in 2000, 1999, and 1998, respectively. The decline in export sales in 2000 reflected concentration of growth in the U.S. market in 2000 for Pocket PC's, which we believe was the major driver of our revenue growth during 2000. We also sell our products directly to selected large customers, particularly for custom products sold to original equipment manufacturers.

Revenue outlook for 2001. Factors that we expect will improve our revenue outlook 2001 include:

  IDC (December 2000) projects that approximately 3.7 million Pocket PC and other Windows CE handheld computers will be sold in 2001, approximately double the number of sales in 2000. We expect this growth will continue to expand the market for our CompactFlash connection products while our legacy PC card business is expected to remain stable.
  We have been developing, during 2000, wireless connection cards and software based on the Bluetooth standard. Bluetooth creates a personal area network approximately ten meters around an electronic device, and is designed to let disparate electronic devices such as desktops, handhelds, mobile phones, printers, digital cameras, bar code scanners and network access points communicate with each other wirelessly within that personal area network. Over 2,100 companies are members of the Bluetooth Special Interest Group, which promotes widespread adoption of Bluetooth technology. We began shipping CompactFlash Bluetooth personal network cards with software developer kits near the end of 2000, and we expect to commence commercial shipment of Bluetooth Personal Network cards in the second quarter of 2001.
  In the fourth quarter of 2000 we acquired 3rd Rail Engineering, an engineering services company, which specializes in embedded engineering services. We have also been developing Bluetooth modules that allow Bluetooth connections to be embedded inside electronic devices, and with the addition of 3rd Rail Engineering, we expect to offer embedded Bluetooth modules commencing in the second quarter of 2001 along with related engineering services to embed the modules. Embedded engineering services and embedded modules are an expansion of our markets beyond our traditional plug-in card business.
  We have also been developing a connection product in the emerging smaller Secure Digital memory card form factor, which is about half the size of a CompactFlash card. Palm expects to release a new line of handheld computers during the second quarter of 2001 with a Secure Digital expansion slot and we are developing connection products in the Secure Digital form factor for use with Palm's new handheld computer. Palm previously did not offer expansion slots in its family of handheld computers. We plan to offer many of our CompactFlash products in an SD form factor. These products are expected to be available beginning with the fourth quarter of 2001. SD products will expand our handheld user market to add the users of the new Palm handheld computer.
  We began expanding our distribution channels at the end of 2000 with Targus Group International commencing distribution of our CompactFlash connection products (except bar code scanning products) into retail electronic stores during the first and second quarters of 2001. This retail presence is expected to increase customer awareness of our connection products and enhance our retail sales outlook.

Although we believe that the anticipated growth in sales of Pocket PC computing devices, our new Bluetooth plug-in connection products, our new capabilities to embed Bluetooth modules in a number of electronic devices, the expected expansion of our handheld connection product sales to the Palm user group, and a new strategic retail distribution relationship with Targus Group International, positions us for continued revenue growth, we have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly operating losses at least through the first half of 2001 and possibly longer. We have historically needed to raise capital to fund our operating losses. Although we believe that we have sufficient cash to fund our operations during the next twelve months, continuing losses could make it necessary to raise additional capital beyond 2001 and there are no assurances that such capital would be available on acceptable terms, if at all.

Gross Profit

Gross profit for 2000 was 55% of revenue compared to gross profit of 59% of revenue in 1999 and 1998. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. During 2000, we experienced moderate gross profit increases from our legacy PC Card sales. Our CF Card sales grew rapidly during 2000, and many of our CF sales qualified for volume pricing discounts, resulting in an approximate 2% decline in our overall product gross profit margins for the year. The balance of the decline in 2000 resulted from larger inventory writedowns we recorded to cover higher surplus and obsolescence risks relating to our higher inventory balances, increased fixed manufacturing costs as we staffed for growth, and higher levels of lower-margin engineering service revenues. Gross profit in 1999 compared to 1998 reflected the Company's relatively stable pricing model with product cost reductions offset by moderate unit price declines. We experienced moderate revenue growth between 1998 and 1999 and volume purchase pricing discounts were not a significant factor affecting margin results between the two years.

Gross Profit outlook for 2001. We expect the Company's CF products to drive revenue growth during 2001, with more sales qualifying for volume purchase discounts. As our sales mix shifts toward higher volume sales, including increases in lower-margin engineering services revenues, our margins may continue to decline by a few percentage points. We also expect to achieve further cost reductions on our products from volume manufacturing efficiencies and engineering improvements and plan to pass these on to our customers as lower unit prices. We expect our pricing model during 2001 to maintain our margins at or above fifty percent. However, future unanticipated inventory writeoffs and writedowns and other factors could adversely impact our margin results.

Research and Development Expense

Research and development expense in 2000 was $2.8 million, an increase of 125% over research and development expense in 1999 of $1.2 million. During 2000 we undertook three major development programs and approximately doubled our engineering resources with the acquisition of 3rd Rail Engineering in October 2000. The programs we have undertaken are:

  wireless plug-in Bluetooth CF cards, embedded modules and Bluetooth software;
  combination CF memory and input/output cards with removable memory including development of a new ASIC interface chip; and
  preliminary work on a smaller SD form factor for all of our CF products.

Prior to the addition of the 3rd Rail engineers, we augmented our engineering staff with outside engineering consultants. 33% of the increase in 2000 research and development expense related to costs of additional personnel and increased usage of consulting engineers. 41% of the increase in 2000 was due to higher levels of outside services and to the cost of software components that we purchased. The balance of the increase related to higher occupancy and administrative support costs. The increase in research and development expense in the fourth quarter of 2000 was primarily due to the addition of 3rd Rail Engineering and to the costs of software components used in development that were acquired and expensed during the quarter. To date, the Company has not capitalized any software development costs.

Research and development expense in 1999 increased 23% over research and development expense in 1998 of $1.0 million. The increase in 1999 expense compared to 1998 reflected increased product development activities including additional engineering personnel and higher amounts of contract engineering services.

Outlook for 2001 Research and Development Costs: We believe that we have the resources we need to maintain our development programs during 2001, and our higher personnel costs will be partially offset by lower costs of outside contract engineering services. Quarterly development expense is expected to moderately decline quarter over quarter from fourth quarter 2000 levels as we complete major phases of our development programs during the first half of 2001 and as our engineers shift to providing customer-funded engineering and design services for embedded Bluetooth modules where the costs are accounted for as costs of revenue. However, the higher resource levels and development activities that commenced in the fourth quarter of 2000, although expected to moderately decline quarter over quarter, are projected to result in higher quarterly research and development expense during the first three quarters of 2001 over the same periods in 2000 and moderately higher expense for the year.

Sales and Marketing Expense

Sales and marketing expense in 2000 was $3.8 million, an increase of 59% compared to sales and marketing expense in 1999 of $2.4 million. During 2000, we nearly doubled the number of sales and marketing personnel, allowing us to commit personnel to each product family, and we added a Vice President of Sales early in the year. 46% of the increase in 2000 expense related to higher personnel costs. We also expanded our advertising and increased our attendance at trade shows to reach new markets for our newer products such as our bar code scanning cards.

Sales and marketing expense in 1999 increased 18% over 1998 expense of $2.0 million. The increase in 1999 compared to 1998 reflected increased personnel and increased selling and marketing activities associated with expanding product lines including increased advertising and attendance at more trade shows.

Sales and Marketing expense outlook for 2001: Sales and marketing expense is expected to increase further in 2001 to support our growth. We are expanding our international sales and marketing presence in Europe, South America and Asia. We also expect to continue to expand our participation at trade shows and to continue to moderately increase our sales and marketing staff to support revenue growth and to respond to new product and market opportunities created by our Bluetooth wireless products that are expected to begin commercial shipments during the second quarter of 2001.

General and Administrative Expense

General and administrative expense in 2000 was $1.6 million, an increase of 32% compared to general and administrative expense in 1999 of $1.2 million. Approximately 24% of this increase reflects increased personnel costs resulting, in part, from the appointment of Kevin Mills as CEO in late March 2000, replacing Charlie Bass who served from April 1997 to March 2000 without cash remuneration, and from increases in the administrative support staff. In July 2000, we were listed on the Nasdaq National Market System, and our expenses reflect the higher fees associated with that listing. We also experienced significant growth in our shareholder base during 1999 and early 2000, increasing the costs of our shareholder printing and mailing costs, and our audit costs rose as a result of our growth.

General and administrative expenses in 1999 increased 4% over 1998 general and administrative expense of $1.2 million. The increase in 1999 compared to 1998 reflected moderate increases in personnel costs and higher costs of outside professional services.

General and administrative expense outlook for 2001. We expect our general and administrative expense to grow moderately in 2001 due to higher expenses associated with growth including higher professional fees and increased insurance costs. We also expect to increase our public relations activities anticipating increased investor interest following release of our Bluetooth wireless products. In addition, our facilities lease is up for renewal in October 2001 and we anticipate higher rent commencing on renewal.

Charges related to compensatory stock option grants

We reported stock-based compensation expense of $1.8 million in 2000 relating to the value of stock options vesting during the year held by consultants and others that are not employees or members of the board of directors (limited to grants for services solely in their capacity as a director). Most of the expense is attributed to the change of status of Mr. Charlie Bass in late March 2001 from Chairman and CEO to Chairman, which required us to reclassify a stock option grant he received relating to his services as CEO from an employee grant (while CEO) to a non-employee grant subject to compensatory charges to operations. Mr. Bass' grant was accelerated to fully vest during the third quarter of 2000 and no additional charges relating to this grant will be incurred. We also recognized expense related to the accelerated vesting of remaining stock options for two terminating directors that occurred in the second quarter of 2000. This expense is a non-cash expense and the same amount is credited to Additional Paid-in Capital.

Outlook for 2001: We did not issue any new grants to consultants during 2000 and charges relating to the vesting of remaining consultant options during 2001 are not expected to be significant.

Amortization of goodwill and intangibles

On October 5, 2000, the Company acquired 3rd Rail Engineering, an engineering services firm specializing in embedded systems engineering design and integration services for Windows CE and other operating system environments. The acquisition was valued at $11.3 million of which approximately $1.1 million was attributed to intangible intellectual property and approximately $10.0 million was attributed to goodwill. This goodwill will be amortized ratably over 7 years. Other intangible assets will be amortized over their estimated useful lives of 3 to 8 years. Amortization charges during 2000 of $0.4 million represents amortization of intangibles from the date of acquisition to the end of the year.

Outlook for 2001: Amortization of goodwill and intangible assets will continue during 2001 at a quarterly rate of $0.4 million for an expected total annual charge of $1.7 million. The net unamortized investment balance is classified on the balance sheet as a noncurrent asset.

Interest Income, Interest Expense, Net

Interest income reflects interest earned on cash balances. Interest income in 2000 of $0.4 million reflects interest on higher cash balances during the year from an equity financing of $4.7 million completed in December 1999, of which $4.3 million was on hand at December 31, 1999, from the exercise of $4.6 million of public warrants during 2000, from the exercise of $0.9 million of other options and warrants throughout the year, and $0.5 million from the issuance of commons stock for the exercise of preemptive rights by the Company's Series D convertible preferred stock holders. Interest income in 1999 and 1998 was not significant. Interest expense in all three years relates to interest on equipment lease financing obligations, and in 1999 and 1998, to interest on outstanding bank line balances, which were not used during 2000. Interest expense in 1998 also includes interest on convertible preferred notes issued on various dates in 1997 and converted into Series C convertible preferred stock or common stock in March and May 1998.

Income Taxes

There were no provisions for Federal or state income taxes for the years ended December 31, 2000, 1999, and 1998 as the Company incurred net operating losses in all periods.

Preferred Stock Dividend; Accretion of Preferred Stock

Preferred stock dividends reflect dividends accrued at a rate of 8% per annum on unconverted Series B convertible preferred stock issued during the first quarter of 1998, on Series C convertible preferred stock issued during the first and second quarters of 1998, and on Series D convertible preferred stock issued during the fourth quarter of 1998. Preferred shares were convertible into common stock at the discretion of the holder. Preferred shares were substantially converted into common shares during 1999 and the balance converted in 2000, and no further dividends will accrue in 2001. Accretion of preferred stock in 1998 reflected a purchase price discount of 20% from market value for $1.0 million of Series B preferred stock issued during the first quarter of 1998.

Quarterly Results of Operations

The following table sets forth summary quarterly statements of operations data for each of the quarters in 1999 and 2000. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in our opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
(amounts in thousands)	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	1999	1999	1999	1999	2000	2000	2000	2000
Summary Quarterly Data:
Revenue	$ 1,461	$ 1,802	$ 1,504	$ 2,109	$ 2,004	$ 2,418	$ 3,265	$ 3,864
Cost of Revenue	611	703	622	865	833	1,017	1,449	1,936
Gross Profit	850	1,099	882	1,244	1,171	1,401	1,816	1,928
Operating expenses:
Research and development	268	294	314	356	479	607	532	1,156
Sales and marketing	556	550	567	694	737	933	899	1,204
General and administrative	333	263	265	376	343	337	411	537
Amortization of compensatory stock option grants	59	16	24	(39)	88	659	1,088	11
Amortization of goodwill and intangibles	--	--	--	--	--	--	--	421
Total operation expense	1,216	1,123	1,170	1,387	1,648	2,536	2,930	3,329
Interest income (expense), net	(7)	(11)	(12)	6	63	104	106	106
Net loss	(373)	(35)	(300)	(137)	(414)	(1,031)	(1,008)	(1,295)
Preferred stock dividends	(84)	(75)	(51)	(36)	(13)	(7)	(27)	--
Net loss applicable to common stockholders	$ (457)	$ (110)	$ (351)	$ (173)	$ (427)	$ (1,038)	$ (1,035)	$ (1,295)
Net loss per share applicable to common stockholders	$ (0.06)	$ (0.01)	$ (0.03)	$ (0.01)	$ (0.03)	$ (0.05)	$ (0.05)	$ (0.06)

We have experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. We generally ship orders as received and as a result typically have little or no backlog. Quarterly revenue and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, we have often recognized a substantial portion of our revenue in the last month of the quarter, often in the last week. Operating results may also fluctuate due to factors such as the demand for our products, the size and timing of customer orders, the introduction of new products and product enhancements by ourselves or our competitors, changes in the proportion of revenue attributable to contract engineering, product mix, timing of software enhancements, changes in the level of operating expenses, and competitive conditions in the industry. Because our staffing and other operating expenses are based on anticipated revenue, a substantial portion of which is not typically generated until the end of each quarter, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter.

Liquidity and Capital Resources

We have historically financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised $42 million in equity capital. We have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly operating losses at least through the first half of 2001 and possibly longer. We have historically needed to raise capital to fund our operating losses. Although we believe that we have sufficient cash to fund our operations during the next twelve months, continuing losses could make it necessary to raise additional capital in the future and there are no assurances that such capital would be available on acceptable terms, if at all.

Cash used in operating activities was $1.7 million in 2000 compared to $1.4 million in 1999 and $1.5 million in 1998. The use of cash resulted from financing our net loss (as adjusted for non-cash charges that are included in the operating loss) of $1.2 million in 2000, $0.6 million in 1999 and $0.8 million in 1998 and from net working capital changes requiring the use of cash in the amount of $0.5 million in 2000, $0.7 million in 1999 and $0.8 million in 1998. Changes in working capital balances in 2000 and in 1999 are primarily related to growth including increases in accounts receivables as a direct result of increased revenues, and inventories, to support anticipated increased revenues, partially offset by increases in accounts payable, related to increased levels of inventories, accrued payroll, related to increased headcount, and deferred revenue. Changes in working capital balances in 1998 reflect cash used for increases in inventories and decreases in accounts payable and accrued expenses, partially offset by increases in deferred revenues.

Cash used in investing activities was $1.2 million in 2000 compared to $0.2 million in 1999 and $0.1 million in 1998. In October 2000, we used $1.0 million ($0.7 million net of purchased cash and cash equivalents) as part of the purchase price for the acquisition of 3rd Rail Engineering. Investing activities also reflect the cost of furniture, new computer equipment, purchased software for new employees, and tooling costs for new products totaling $0.5 million, $0.2 million and $0.1 million for the years 2000, 1999 and 1998 respectively. The increased amounts in 2000 reflect more furniture and equipment needed to support higher growth in personnel and higher expenses associated with new tooling for new products.

Cash provided by financing activities was $6.0 million in 2000, $4.9 million in 1999 and $2.3 million in 1998. During 2000, holders exercised $4.5 million of our public warrants to acquire 2.3 million shares of common stock, holders exercised $0.4 million of other warrants to acquire 0.4 million shares of common stock, and holders exercised $0.5 million of employee stock options to acquire 0.8 million shares of common stock. During 2000, we also sold 0.1 million shares of common stock for $0.5 million from the exercise of preemptive rights by the Company's Series D holders to participate in the common stock financing completed in December of 1999. In 1999, we issued common shares in an equity financing completed in December 1999 of $4.7 million and issued additional common shares through the exercise of warrants and options in the amount of $0.8 million. We also paid off our equipment lease lines of approximately $41,000 which matured, and paid off our revolving bank credit line of $0.5 million. In 1998, we received net proceeds from the sale of Series B and Series D Preferred Stock. We also paid Series A dividends in cash and paid down our equipment financing notes.

Our cash balances as of December 31, 2000 were $7.4 million. We believe that our cash balances are adequate to fund our operations for the next twelve months. In addition, we have remaining outstanding warrants from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. However, we may elect to raise additional funding in 2001 to fund our operations and to strengthen our working capital balances, which we would intend to accomplish through the issuance of additional equity securities, through increased borrowings on our bank lines as the levels of receivables permit, and through development funding from development partners. At December 31, 2000 the amounts available under the bank lines of credit were $1.7 million.

Risk Factors

We have a history of operating losses and we cannot assure you that we will achieve ongoing profitability

We have incurred significant operating losses since our inception in 1992. We expect to continue to incur quarterly operating losses at least through the first half of 2001 and possibly longer. Profitability, if any, will depend upon:

  increased market acceptance of products;

  our ability to obtain additional capital to fund our working capital requirements;

  market acceptance and increased availability of mobile computers that use Microsoft's Windows-powered operating system for handheld computers (formerly Windows CE);

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

We have historically relied on our ability to raise equity capital to fund our operating losses and working capital requirements

Since our inception, we have issued approximately $42 million in equity capital and at December 31, 2000, we had an accumulated deficit of approximately $23 million. Although we believe that our cash balances as of December 31, 2000 of $7.4 million are adequate to fund our operations during the next twelve months, continued losses could make it necessary for us to raise additional capital in 2001 or in the future. We may not be able to raise additional capital on acceptable terms, if at all. If we do, the additional capital may be on terms that are dilutive to existing stockholders. If we are unable to raise sufficient capital, we may not be able to remain competitive or continue our operations at present levels, or at all.

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

Our ability to generate increased revenues depends significantly on the commercial success of Windows-powered handheld devices, particularly the Pocket PC, and other devices such as the new line of handhelds with expansion slots announced by Palm. As a result, our future success depends on factors outside of our control, including market acceptance of Pocket PC devices generally and other factors affecting the commercial success of Pocket PCs devices, including availability of critical components such as processors, changes in industry standards or the introduction of new or competing technologies. For instance, we anticipate that our revenues for the first quarter of fiscal 2001 will fall below prior expectations because of delays in shipment of Pocket PC devices by Compaq. Any delays in or failure of Pocket PC and other Windows-powered devices or the new Palm devices to ship on schedule, or to achieve or maintain market acceptance would reduce the number of potential customers of our products.

Our ability to comply with industry standards is critical to our business

We must continue to identify and ensure compliance with evolving industry standards to remain competitive. For instance, to avoid being out of compliance with newly emerging SD input/output standards, we are dependent upon approval of the standard for SD I/O cards by the SD standards committee before we complete our development of such products. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers. We could be required, as a result, to invest significant time and resources to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we would miss opportunities to have our products specified as standards for new hardware components designed by mobile computer manufacturers and OEMs. The failure to achieve any such design win would result in the loss of any potential sales volume that could be generated by such newly designed hardware component.

We depend on alliances and other business relationships with a small number of third parties

Our strategy is to establish strategic alliances and business relationships with leading participants in various segments of the communications and mobile computer markets. In accordance with this strategy, we have entered into alliances or relationships with Axis Communications, Bell Mobility, Cambridge Silicon Radio, Compaq Computer Corporation, Hewlett-Packard Company, Hitachi, Intermec, Microsoft, Palm, SanDisk Corporation, Sprint PCS, Symbol Technologies, Targus Group International and Welch Allyn. Our success will depend not only on our continued relationships with these parties, but also on our ability to enter into additional strategic arrangements with new partners on commercially reasonable terms. We believe that, in particular, relationships with application software developers are important in creating commercial uses for our products. Any future relationships may require us to share control over our development, manufacturing and marketing programs or to relinquish rights to certain versions of our technology. Also, our strategic partners may revoke their commitment to our products or services at any time in the future, or may develop their own competitive products or services. Also, the hardware or software of such companies that is integrated into our products may contain defects or errors. Accordingly, our strategic relationships may not result in sustained business alliances, successful product or service offerings or the generation of significant revenues. Failure of one or more of such alliances could result in delay or termination of product development projects, reduction in market penetration, decreased ability to win new customers or loss of confidence by current or potential customers.

We have devoted significant research and development resources to design activities for Windows-powered mobile products and, more recently, to design activities for products to work with Palm devices, diverting financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft or Palm are obligated to continue the collaboration or to support resulting products. Consequently, Microsoft or Palm may terminate their collaborations with us for a variety of reasons including our failure to meet agreed-upon standards or for reasons beyond our control, including changing market conditions, increased competition, discontinued product lines and product obsolescence.

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

We depend on key employees and we need to attract and retain them

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

We depend on distributors, resellers and OEMs to sell our products

We sell our products primarily through distributors, resellers and original equipment manufacturers, or OEMs. Our largest distributor, Ingram Micro in the United States, accounted for approximately 26% of our revenue in 2000 and 24% of our revenue in 1999. Our agreements with OEMs, distributors and resellers, in large part, are nonexclusive and may be terminated on short notice by either party without cause. Our OEMs, distributors and resellers are not within our control, are not obligated to purchase products from us and may represent other lines of products. A reduction in sales effort or discontinuance of sales of our products by our OEMs, distributors and resellers could lead to reduced sales.

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

Concentration of credit risks and of suppliers

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and accounts receivable. We invest our cash in cash demand deposits and in a money market fund. The Company places its investments with high-credit-quality financial institutions and limits the credit exposure to any one financial institution or instrument. However, we are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on our balance sheet. Accounts receivables are derived primarily from distributors and original equipment manufacturers. We perform ongoing credit evaluations of our customers' financial condition but generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within our expectations. However, to the extent that a large customer fails or is unable to pay, we are exposed to credit risk to the extent of the amounts due to us.

Several of our component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. If we were unable to procure certain of such materials, we could be required to reduce our operations, which could have a material adverse effect upon our results. To the extent that we acquire extra inventory stocks to protect against possible shortages, we are exposed to additional risks associated with holding inventory including obsolescence, excess quantities or loss.

A significant portion of our revenues are derived from export sales

Export sales (sales to customers outside the United States) accounted for approximately 21% of our revenue in 2000 and 34% of our revenue in 1999. Accordingly, our operating results are subject to the risks inherent in export sales, including longer payment cycles,

  unexpected changes in regulatory requirements, import and export restrictions and tariffs,

  difficulties in managing foreign operations,

  the burdens of complying with a variety of foreign laws,

  greater difficulty or delay in accounts receivable collection,

  potentially adverse tax consequences, and

  political and economic instability.

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

Our stock price is highly volatile

Our stock price is highly volatile. During 2000, our stock price fluctuated between a high of $51.38 and a low of $2.97. Stock price fluctuations are caused by many factors, some of which may be beyond our control including general economic conditions and the outlook of market analysts and investors of the industry that we are in.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control

We do not have a detailed disaster recover plan. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue to increase in severity, they could disrupt our operations. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

Item 7. Financial Statements

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Socket Communications, Inc.

We have audited the accompanying consolidated balance sheets of Socket Communications, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Socket Communications, Inc. at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

San Jose, California
February 16, 2001

SOCKET COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS
	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$ 7,422,104	$ 4,284,670
Accounts receivable, net of allowance for doubtful accounts of $46,365 in 2000 and $67,417 in 1999	2,693,822	1,557,369
Inventories	1,980,021	736,079
Prepaid expenses	181,023	40,999
Total current assets	12,276,970	6,619,117

Property and equipment:
Machinery and office equipment	1,127,965	657,012
Computer equipment	578,408	548,255
Total property and equipment	1,706,373	1,205,267
Accumulated depreciation	(1,031,624)	(884,828)
Total property and equipment net of depreciation	674,749	320,439
Goodwill and other intangibles, net	10,700,856	--
Other assets	269,220	72,667
Total assets	$ 23,921,795	$ 7,012,223

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 2,859,658	$ 1,150,677
Accrued expenses	156,338	234,896
Accrued payroll and related expenses	517,052	271,642
Deferred revenue	1,046,804	346,411
Current portion of capital leases and equipment financing notes	16,679	--
Total current liabilities	4,596,531	2,003,626

Long term portion of capital leases and equipment financing notes	57,776	--
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value: Authorized shares - 3,000,000
Series B Convertible Preferred Stock: Designated shares - 37,500: Issued and outstanding shares - none at December 31, 2000 and 4,335 at December 31, 1999	--	215,472
Series C Convertible Preferred Stock: Designated shares - 175,000: Issued and outstanding shares - none at December 31, 2000 and 46,431 at December 31, 1999	--	479,647
Series D Convertible Preferred Stock: Designated shares - 175,000: Issued and outstanding shares - none at December 31, 2000 and 43,573 at December 31, 1999	--	192,472
Common stock, $0.001 par value: Authorized shares - 100,000,000 Issued and outstanding shares - 22,746,136 in 2000 and 15,922,220 in 1999	22,746	15,922
Additional paid-in capital	42,108,460	23,174,113
Accumulated deficit	(22,863,718)	(19,069,029)
Total stockholders' equity	19,267,488	5,008,597
Total liabilities and stockholders' equity	$ 23,921,795	$ 7,012,223

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2000	1999	1998
Revenues	$ 11,550,479	$ 6,876,108	$ 5,477,804
Cost of revenue	5,233,881	2,801,091	2,238,658
Gross profit	6,316,598	4,075,017	3,239,146
Operating expenses:
Research and development	2,774,720	1,231,683	999,362
Sales and marketing	3,773,718	2,366,652	2,009,003
General and administrative	1,628,489	1,236,500	1,192,452
Amortization of deferred compensation related to compensatory stock option grants	1,844,698	59,566	--
Amortization of goodwill and intangibles	420,930	--	--
Total operating expenses	10,442,555	4,894,401	4,200,817
Operating loss	(4,125,957)	(819,384)	(961,671)
Interest income	385,583	12,005	4
Interest expense	(7,136)	(37,441)	(105,872)
Net loss	(3,747,510)	(844,820)	(1,067,539)
Preferred stock dividends	(47,179)	(245,548)	(221,639)
Accretion of preferred stock	--	--	(250,000)
Net loss applicable to common stockholders	$ (3,794,689)	$ (1,090,368)	$ (1,539,178)
Basic and diluted net loss per share applicable to common stockholders	$ (0.18)	$ (0.11)	$ (0.22)
Weighted average shares outstanding basic and diluted	20,533,752	9,939,198	7,103,395

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 1997	--	$ --	--	$ --	--	$ --	6,501,275	$ 6,501	$ 13,208,038	$ (16,439,483)	$ (3,224,944)
Issuance of Series B Convertible Preferred Stock	30,065	1,565,976	--	--	--	--	--	--	--	--	1,565,976
Conversion of Subordinated Convertible Notes and Accrued Interest to Series C Convertible Preferred Stock and Common Stock	--	--	163,468	1,714,043	--	--	756,338	757	379,949	--	2,094,749
Issuance of Series D Convertible Preferred Stock	--	--	--	--	174,292	769,887	--	--	--	--	769,887
Accretion of Preferred Stock	--	--	--	--	--	--	--	--	--	(250,000)	(250,000)
Dividends on Convertible Preferred Stock	--	--	--	--	--	--	--	--	--	(221,639)	(221,639)
Dividends Paid/Payable in Common Stock	--	--	--	--	--	--	108,301	108	216,922	--	217,030
Issuance of Common Stock Warrants in Connection with Preferred Stock Issuances	--	--	--	--	--	--	--	--	303,396	--	303,396
Charge for Compensatory Stock Options	--	--	--	--	--	--	--	--	109,061	--	109,061
Net Loss and Comprehensive Net Loss	--	--	--	--	--	--	--	--	--	(1,067,539)	(1,067,539)
Balance at December 31, 1998	30,065	1,565,976	163,468	1,714,043	174,292	769,887	7,365,914	7,366	14,217,366	(17,978,661)	295,977
Issuance of Common Stock and Warrants	--	--	--	--	--	--	1,936,058	1,936	5,361,081	--	5,363,017
Conversion of Series B Convertible Preferred Stock to Common Stock	(25,730)	(1,350,504)	--	--	--	--	2,573,000	2,573	1,347,931	--	--
Conversion of Series C Convertible Preferred Stock to Common Stock	--	--	(117,037)	(1,234,396)	--	--	1,934,496	1,934	1,232,462	--	--
Conversion of Series D Convertible Preferred Stock to Common Stock	--	--	--	--	(130,719)	(577,415)	1,307,190	1,307	576,108	--	--
Exercise of Warrants	--	--	--	--	--	--	334,457	334	110,637	--	110,971
Dividends Paid/Payable in Common Stock	--	--	--	--	--	--	426,483	427	245,121	(245,121)	--
Exercise of Common Stock Options	--	--	--	--	--	--	44,622	45	23,841	--	23,866
Charge for Compensatory Stock Options	--	--	--	--	--	--	--	--	59,566	--	59,566
Net Loss and Comprehensive Net Loss	--	--	--	--	--	--	--	--	--	(844,820)	(844,820)
Balance at December 31, 1999	4,335	215,472	46,431	479,647	43,573	192,472	15,922,220	15,922	23,174,113	(19,069,029)	5,008,597
Exercise of Warrants	--	--	--	--	--	--	3,109,858	3,110	5,015,964	--	5,019,074
Issuance of Common Stock	--	--	--	--	--	--	111,019	111	517,238	--	517,349
Acquisition of 3rd Rail Engineering, Inc.	--	--	--	--	--	--	796,282	796	10,151,927	--	10,152,723
Conversion of Series B Convertible Preferred Stock to Common Stock	(4,335)	(215,472)	--	--	--	--	433,500	434	215,038	--	--
Conversion of Series C Convertible Preferred Stock to Common Stock	--	--	(46,431)	(479,647)	--	--	1,092,497	1,092	478,555	--	--
Conversion of Series D Convertible Preferred Stock to Common Stock	--	--	--	--	(43,573)	(192,472)	438,053	438	192,034	--	--
Dividends Paid/Payable in Common Stock	--	--	--	--	--	--	3,501	4	47,175	(47,179)	--
Exercise of Stock Options	--	--	--	--	--	--	839,206	839	471,718	--	472,557
Charge for Compensatory Stock Options	--	--	--	--	--	--	--	--	1,844,698	--	1,844,698
Net Loss and Comprehensive Net Loss	--	--	--	--	--	--	--	--	--	(3,747,510)	(3,747,510)
Balance at December 31, 2000	--	$ --	--	$ --	--	$ --	22,746,136	$ 22,746	$ 42,108,460	$ (22,863,718)	$ 19,267,488

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2000	1999	1998
Operating activities
Net loss	$ (3,747,510)	$ (844,820)	$ (1,067,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	258,943	130,186	135,067
Amortization	4,432	8,641	59,147
Charges for stock option grants	1,844,698	59,566	109,061
Amortization of goodwill and intangibles	420,930	--	--
Changes in operating assets and liabilities:
Accounts receivable	(745,080)	(682,474)	24,401
Inventories	(1,243,942)	(256,501)	(284,451)
Prepaid expenses	(124,311)	765	(32,716)
Other assets	(178,657)	(4,064)	(2,298)
Accounts payable	1,373,456	10,232	(350,316)
Accrued expenses	(78,558)	13,113	(92,597)
Accrued payroll and related expenses	37,449	69,690	(75,601)
Deferred revenue	490,507	106,293	61,493
Net cash used in operating activities	(1,687,643)	(1,389,400)	(1,516,349)
Investing activities
Acquisition of 3rd Rail Engineering, net of acquired cash	(665,670)	--	--
Purchase of equipment	(514,568)	(233,151)	(96,714)
Net cash used in investing activities	(1,180,238)	(233,151)	(96,714)
Financing activities
Payments on capital leases and equipment financing notes	(3,665)	(41,083)	(61,652)
Net repayments on revolving line of credit	--	(520,727)	(3,214)
Preferred stock dividends paid	--	--	(17,073)
Stock options exercised	472,557	23,886	--
Net proceeds from sale of preferred stock and warrants	--	--	2,389,259
Net proceeds from sale of common stock and warrants	5,019,074	5,363,017	--
Warrants exercised	517,347	110,971	--
Net cash provided by financing activities	6,005,315	4,936,064	2,307,320
Net increase in cash and cash equivalents	3,137,434	3,313,513	694,257
Cash and cash equivalents at beginning of year	4,284,670	971,157	276,900
Cash and cash equivalents at end of year	$ 7,422,104	$ 4,284,670	$ 971,157
Supplemental cash flow information
Cash paid for interest	$ 7,136	$ 37,441	$ 54,734
Dividends accrued but unpaid	--	--	$ 4,609
Dividends paid/payable in common stock	$ 47,179	$ 245,548	$ 217,030
Notes payable and accrued interest converted to preferred stock	--	--	$ 1,714,043
Notes payable and accrued interest converted to common stock	--	--	$ 380,706
Conversion of preferred stock to common stock	$ 887,591	$ 3,162,315	--
Accretion of preferred stock	--	--	$ 250,000
Warrants issued in conjunction with preferred stock financing	--	--	$ 303,396
Common stock issued to 3rd Rail Engineering for acquisition	$ 10,152,723	--	--

See accompanying notes.

SOCKET COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

Organization and Business

Socket Communications, Inc. ("Socket" or the "Company") develops and sells connection solutions for handheld computers that use the Windows CE operating system from Microsoft Corporation ("Microsoft") and for mobile computers that use Microsoft's Windows 9x and NT operating systems. These connection solutions include families of low power PC Card adapters for peripheral connections, Ethernet network connectivity, mobile data collection(bar code scanning), and wireless communications. The Company's card products are its principal sources of revenues. The Company also recognizes revenues from funded engineering services and from the sale of interface chips to original equipment manufacturers. The Company is incorporated in the state of Delaware.

Principles of Consolidation

The consolidated financial statements include all the accounts of the Company and those of its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

Reclassification of Prior Year Balances

Certain reclassifications have been made to prior year's statements of operations to conform to the current year presentation. Amounts that were reclassified were not material.

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity date of three months or less at date of purchase to be cash equivalents as of December 31, 2000 and 1999. All of the Company's cash and cash equivalents consisted of monies held in demand deposits and money market funds.

Accounts Receivable

The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended December 31, 2000, 1999, and 1998:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Amounts Written Off	Balance at End of Period
Accounts Receivable Allowance for Doubtful Accounts:
2000	$ 67,417	$ 81,770	$ 102,822	$ 46,365
1999	$ 42,265	$ 25,582	$ 430	$ 67,417
1998	$ 44,691	$ 9,752	$12,178	$ 42,265

Inventories

Inventories consist principally of raw materials and sub-assemblies stated at the lower of standard cost, which approximates actual costs(first-in, first-out method), or market (estimated net realizable value). The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current inventory that will be sold. These estimates are dependent on the Company's assessment of current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment.

	December 31,
	2000	1999
Raw materials and sub-assemblies	$ 1,914,749	$ 707,820
Finished goods	65,272	28,259
Total inventory	$ 1,980,021	$ 736,079

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method, over the estimated useful lives of the assets which range from one to five years. Assets under capital leases are amortized over the shorter of the asset life or the remaining lease term.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of acquired companies over estimated fair values of tangible and intangible net assets acquired. Goodwill is amortized on a straight-line basis over the estimated useful life, generally 7 years. The carrying values of long-term assets and intangibles are reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that carrying values of long-term assets, other intangibles, and associated goodwill will not be recoverable based on projected undiscounted future cash flows, carrying values are reduced to estimated fair values by first reducing goodwill and second by reducing long-term assets and other intangibles.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company invests its cash in cash demand deposits in banks, and invests its cash equivalents in money market funds. The Company limits the credit exposure to any one financial institution or instrument and is exposed to credit risk in the event of default by these institutions to the extent of the amounts recorded on the balance sheet. To date, the Company has not experienced losses on these investments. Accounts receivables are derived primarily from distributors and original equipment manufacturers. The Company performs ongoing credit evaluations of its customers' financial condition but generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management's expectations.

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

Revenue Recognition

Revenue from sales of products is recognized when persuasive evidence of an arrangement exists including a fixed price to the buyer, delivery has occurred, and collectibility is reasonably assured. Estimated product returns are provided for in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists." The Company warrants its products against defects in design, materials and workmanship generally from 90 days to lifetime depending on whether the product has been registered or not by the user. A provision for estimated future costs relating to warranty expense is recorded when revenue is recorded. The Company has not experienced significant warranty claims to date.

The Company also earns revenues from services performed in connection with consulting arrangements. For those contracts that include contract milestones or acceptance criteria the Company recognizes revenue as such milestones are achieved or as such acceptance occurs. In some instances the acceptance criteria in the contract requires acceptance after all services are complete and all other elements have been delivered. In these instances the Company recognizes revenue based upon the completed contract method after such acceptance has occurred.

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

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred $550,196, $437,520, and $373,054 in advertising costs during 2000, 1999, and 1998 respectively.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized.

Net Loss Per Share

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic net loss per share:

	Years Ended December 31,
	2000	1999	1998
Numerator for basic:
Net Loss	$ (3,747,510)	$ (844,820)	$ (1,067,539)
Preferred stock dividends	(47,179)	(245,548)	(221,639)
Accretion of preferred stock	--	--	(250,000)
Net loss applicable to common stockholders	$ (3,794,689)	$ (1,090,368)	$ (1,539,178)

Denominator
Weighted average common shares outstanding used in computing basic and diluted net loss per share	20,533,752	9,939,198	7,103,395
Basic and diluted net loss per share applicable to common stockholders	$ (0.18)	$ (0.11)	$ (0.22)

The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses since inception and thus no potential common shares from stock options, convertible preferred stock or convertible notes have been included in the net loss per share calculation. Options and warrants to purchase 4,914,083, 8,468,145, and 13,385,295 shares of common stock in 2000, 1999, and 1998, respectively, have been omitted from the loss per share calculation as their effect is antidilutive.

Stock-Based Compensation

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and has adopt the disclosure-only alternative described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123).

The Company accounts for stock options issued to nonemployees in accordance with the provisions of FAS 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Comprehensive Loss

The Company has no items of other comprehensive loss to report in any of the years presented.

Segment Information

The Company follows Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing performance. The Company operates in one segment, connection solutions for mobile computers. The Company markets its products in the United States and foreign countries through its sales personnel and distributors.

Information regarding geographic areas for the years ended December 31, 2000, 1999 and 1998 are as follows:

	Years Ended December 31,
	2000	1999	1998
Revenues: (in thousands)	$ 9,074	$ 4,602	$ 3,598
United States	1,577	1,779	1,490
Europe	899	495	390
Asia and rest of world	$ 11,550	$ 6,876	$ 5,478

Export revenues are attributable to countries based on the location of the customers. The Company does not hold long lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of total revenues were as follows:

	Years Ended December 31,
	2000	1999	1998
Ingram Micro	26%	24%	29%
Tech Data	*	*	11%
PPCP Ltd (UK)	*	*	10%
(* Denotes less than 10%)

NOTE 2 - Series B Convertible Preferred Stock

In January 1998, the Board of Directors designated 37,500 shares of Preferred Stock as Series B Convertible Preferred Stock which was issued in three tranches of $500,000 each (Series B, Series B-1, Series B-2). Series B Convertible Preferred Stock was convertible into common stock anytime at the option of the Holder prior to the mandatory conversion date of two years after issue. 12,500 shares of Series B were issued on January 21, 1998 at $40 per share convertible into 1,250,000 shares of common stock. 8,850 shares of Series B-1 were issued February 6, 1998 at $56.50 per share convertible into 885,000 shares of common stock. 8,715 shares of Series B-2 were issued on March 18, 1998 at $57.375 pr share convertible into 871,500 shares of common stock. The Company also issued five year warrants to acquire common shares. These transactions resulted in the valuation of warrants of $153,378 which was recorded as additional paid in capital in 1998.

During 2000 the remaining 4,335 preferred shares in the amount of $215,472 were converted into common stock in accordance with the mandatory conversion provisions of Series B resulting in 433,500 shares of common stock issued during the year.

Dividends accrued at the rate of 8% per annum and were payable quarterly in cash or in common stock, at the option of the Company. Dividends for 1998 of $74,795 were paid by the issuance of 108,301 shares of common stock during 1998. Accrued dividends at December 31, 1998 were $30,000, which were paid through the issuance of 62,139 shares of common stock in January 1999. Dividends for 1999 of $74,239 were paid by the issuance of 85,113 shares of common stock during 1999. Accrued dividends at December 31, 1999 were $14,827, which were paid through the issuance of 1,910 shares of common stock in January 2000. During 2000 the last of the Series B Preferred Stock was converted into common stock. Final dividends in the amount of $548 were paid through the issuance of 20 shares of common stock in April 2000.

NOTE 3 - Conversion of Convertible Subordinated Notes into Series C Convertible Preferred Shares and Common stock

On March 31, 1998, $1,750,000 of convertible subordinated notes and $140,076 of accrued interest were converted into 95,037 shares of Series C Preferred Stock at $10.60 per share, 51,574 shares of Series C-1 Preferred Stock at $10.60 per share and 671,803 shares of common stock. On May 15, 1998, $200,000 of convertible subordinated notes and $13,353 of accrued interest were converted into 16,857 shares of Series C-2 Preferred Stock at $10.00 per share and 84,535 shares of common stock. Series C, C-1, and C-2 Preferred Stock plus accrued dividends at 8% per annum were convertible into common stock at the option of the holder, with a mandatory conversion date of March 31, 2000 for Series C and C-1 and May 15, 2000 for Series C-2. The per share conversion rates are based upon the conversion rates of the underlying notes which are Series C: $1.00; Series C-1: $0.50; Series C-2: $0.53.

During 2000 the remaining holders of Series C elected to convert, or reached mandatory conversion dates resulting in the issuance of 1,092,497 shares of common stock for conversion of 46,431 shares of Series C convertible preferred shares plus accrued dividends. Dividends accrued in 2000 and 1999 were $38,564 and $101,692, paid through the issuance of 129,126 and 169,588 shares of common stock, respectively, at the time of conversion.

NOTE 4 - Series D Convertible Preferred Stock

In November 1998, the Board of Directors designated 175,000 shares of Preferred Stock as Series D Convertible Preferred Stock ("Series D Preferred Stock"). Series D Preferred Stock was convertible into common stock anytime at the option of the holder prior to the mandatory conversion date of three years after issue. Dividends accrued at the rate of 8% per annum and were payable quarterly in cash or in common stock, at the option of the Company.

In November 1998 the Company sold 174,292 shares of its Series D Convertible Preferred Stock, $0.001 par value, at $5.7375 per share (total of $1,000,000) pursuant to Section 4(2) of the Securities Act of 1933, as amended, convertible into a total of 1,742,920 shares of common stock. Each share of Series D Convertible Preferred Stock was convertible at the option of the holder, in whole or in part, at any time for a period of three years following the date of sale with a mandatory conversion date three years from date of issue. The Company also issued three-year warrants to acquire 640,972 shares of common stock at $0.57375 per share. These transactions resulted in the valuation of warrants of $150,018 which was recorded as additional paid in capital in 1998.

In 2000, holders of the Company's remaining 43,573 shares of Series D stock in the amount of $192,472 elected to convert their preferred stock into common stock resulting in 438,053 common shares issued in the third quarter.

Accrued dividends at December 31, 1998 were $10,543, which were paid through the issuance of 23,431 shares of common stock in January 1999. Dividends for 1999 of $60,000 were paid through the issuance of 64,645 shares of common stock during 1999. Accrued dividends at December 31, 1999 were $10,706 which were paid through the issuance of 1,388 shares of common stock in January 2000. Total dividends in 2000 were $37,174 and were paid through the issuance of 2,506 shares of common stock during the year.

NOTE 5 - Acquisition of 3rd Rail Engineering, Inc.

On October 5, 2000, the Company acquired 3rd Rail Engineering, Inc., an engineering services and product design company for $11,319,124 resulting in 3rd Rail becoming a wholly owned subsidiary of Socket. The Company issued 796,282 shares of its common stock valued at the closing market price of $12.75 on October 5, 2000, and paid cash in the amount of $1,003,345 in exchange for all of the outstanding shares of 3rd Rail common stock. The transaction expenses were approximately $163,000. The acquisition was accounted for under the purchase method of accounting.

The Company is primarily responsible for estimating the fair value of the acquired tangible and intangible assets in all business combinations accounted for under the purchase method. Significant assumptions related to the determination of fair value of these assets is described below.

Valuation Methodology

In accordance with the provisions of APB Opinion 16, all identifiable assets, including identifiable intangible assets, were assigned a portion of the cost of the acquired enterprise (purchase price) on the basis of their respective fair values.

Valuation of acquired intangible assets. Intangible assets were identified through (i) analysis of the acquisition agreement, (ii) consideration of the Company's intentions for future use of the acquired assets, and (iii) analysis of data available concerning 3rd Rail's products, technologies, markets, historical financial performance, estimates of future performance and the assumptions underlying those estimates. The economic and competitive environment in which the Company and 3rd Rail operate was also considered in the valuation analysis.

Developed technologies consisted principally of project management and other software tools that would be used by the Company's operations and consisted of:

  Flywheel - project management tool that includes a component/parts database, time card tracking, project management tracking, and management reports
  DMON - software package originally developed by Hitachi and for which 3rd Rail was assigned the exclusive rights. This software is used in the development of embedded systems reducing development time.
  Schematic library/library of previous designs - Various schematics and previous designs which can be used in future development.

To determine the value of the developed technologies the cost method was used as the Company does not intend on selling any of this technology but rather using it in-house. All estimates of time to develop were based upon discussions with management at 3rd Rail and were based upon the actual time incurred historically.

To determine the value of assembled workforces, the Company considered, among other factors, the costs to replace existing employees including search costs, interview costs and training costs.

Goodwill is determined based on the residual difference between the amount paid and the values assigned to identified tangible and intangible assets. If the values assigned to identified tangible and intangible assets exceed the amounts paid, including the effect of deferred taxes, the values assigned to long-term assets were reduced proportionately.

The following is a summary of the purchase price allocation:

	Amount	Estimated Useful Life (years)
Tangible assets less liabilities assumed	$ 197,338	n/a
Developed technology	835,125	6.7
Assembled workforce	255,824	3.0
Goodwill	10,030,837	7.0
Total purchase price	$ 11,319,124

Pro forma financial information

The pro forma financial information presented below is presented as if the acquisition of 3rd Rail had occurred at the beginning of fiscal 1999. The pro forma statements of operations for the twelve months ended December 31, 2000 and 1999, include the historical results of the Company plus the effect of recurring amortization of related goodwill. The pro forma financial results are as follows:

	For the years ended December 31,
	2000	1999
Revenue	$13,521,510	$ 8,668,639
Net loss	(12,107,025)	(2,688,812)
Net loss per share - basic and diluted	$ (0.57)	$ (0.25)

NOTE 6 - Bank Financing Arrangements

In October 1999, the Company entered into a revolving credit agreement ("Credit Agreement") with a bank. The related agreement was amended in March 2001 and expires on February 28, 2002. This amended credit agreement replaces credit agreements previously in effect. The credit facility under the Credit Agreement allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables ($2,500,000 and $1,500,000, respectively), at the lenders index rate which is based on prime, plus 0.75% and 0.5%, respectively, on domestic and international receivables. The rates in effect at December 31, 2000 were 10.25% and 10.0% on the domestic and international lines, respectively. There were no outstanding borrowings on the lines at December 31, 2000 and as of December 31, 2000 $1,709,000 was available under the credit agreement. There are limitations on the Company's ability to pay dividends and such dividends must be payable in common stock under the terms of the credit agreement.

NOTE 7 - Capital Lease Obligations and Equipment Financings

The Company leases certain of its equipment under capital leases. The leases were collateralized by the underlying assets. At December 31, 2000 property and equipment with a cost of $76,819 were subject to such financing arrangements. Related accumulated amortization at December 31, 2000 amounted to $4,432. There were no leasing arrangements during 1999. Future minimum payments under capital lease and equipment financing arrangements as of December 31, 2000 are as follows:

2001	$ 30,668
2002	30,668
2003	30,668
2004	12,778
Total minimum lease payments	104,782
Less amount representing interest	(30,327)
Present value of net minimum payments	74,455
Less current portion	(16,679)
Long-term portion	$ 57,776

NOTE 8 - Commitments

The Company's headquarters are operated under a five-year noncancelable operating lease which expires in October 2001. The Company also leases facilities through its subsidiary which expires in June 2003. Future minimum lease payments under all operating leases are:

2001	$ 288,867
2002	131,893
2003	67,555
Total	$ 488,315

Rental expense under all operating leases was $226,959, $195,905, $195,905, for each of the years ended December 31, 2000, 1999, and 1998, respectively.

NOTE 9 - Stock Option/Stock Issuance Plan

The Company has three Stock Option Plans: the 1993 Stock Option/Stock Issuance Plan (the 1993 Plan), the 1995 Stock Plan (the 1995 Plan), and the 1999 Stock Plan (the 1999 Plan).

The 1993 Plan

The Company has made no grants from the 1993 Plan since February 1995 and does not intend to issue any grants from this Plan in the future. The 1993 Plan provides for the grant of incentive stock options and nonstatutory stock options or the immediate issuance of the Company's common stock to employees, directors, and consultants of the Company at prices not less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The vesting and exercise provisions are determined by the Board of Directors, with a maximum term of ten years. Options granted and shares issued under the 1993 Plan generally vest over a four-year period, with 25% vesting after one year and 2.08% each month afterwards.

Information with respect to the 1993 Plan is summarized as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Price Per share
Balance at December 31, 1997	105,737	77,771	$0.63
Canceled	6,359	(6,359)	$0.63
Balance at December 31, 1998	112,096	71,412	$0.63
Canceled	2,806	(2,806)	$0.64
Balance at December 31, 1999	114,902	68,606	$0.63
Canceled	--	(65,834)	$0.63
Balance at December 31, 2000	114,902	2,772	$0.64

As of December 31, 2000, 1999, and 1998, 2,772, 68,606, and 71,119 options were exercisable at a weighted average exercise price of $0.64, $0.63 and $0.63, respectively. The exercise price of the options at December 31, 2000 ranged from $0.59 to $0.67. The weighted average remaining contractual life for options outstanding under the 1993 Plan at December 31, 2000 is approximately 3.2 years.

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

Information with respect to the 1995 Plan is summarized as follows:

		Outstanding Options
	Options Available For Grant	Number of Shares	Weighted Average Price Per share
Balance at December 31, 1997	241,471	493,529	$0.93
Increase in shares authorized	1,000,000	--
Granted	(1,192,148)	1,192,148	$0.63
Canceled	55,867	(55,867)	$0.55
Repriced options canceled	167,789	(167,789)	$1.55
Repriced options granted	(167,789)	167,789	$0.46
Balance at December 31, 1998	105,190	1,629,810	$0.60
Increase in shares authorized	1,200,000	--
Granted	(335,000)	335,000	$0.95
Canceled	50,689	(50,689)	$0.59
Exercised	--	(34,205)	$0.53
Balance at December 31, 1999	1,020,879	1,879,916	$0.67
Increase in shares authorized	1,200,000	--
Granted	(1,793,976)	1,793,976	$5.30
Canceled	52,762	(52,762)	$8.39
Exercised	--	(695,669)	$0.56
Balance at December 31, 2000	479,665	2,925,461	$3.39

In 1998, the Company granted employees, including executives, the option to exchange 167,789 options with an aggregate exercise price of $260,073 for new options with an exercise price of $0.46 per share, the fair value of the stock on the day of exchange. All vested options that were repriced vested monthly over an additional one year period and the unvested repriced options vest under the original terms of the option grant. As of December 31, 2000, 1999 and 1998, 827,330, 1,035,431, and 667,197 options were exercisable at a weighted average exercise price of $1.00, $0.60, and $0.58, respectively. The outstanding and exercisable options at December 31, 2000 presented by price range are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.44 - 0.63	404,451	8.00	$ 0.52	146,285	$ 0.51
0.69 - 0.75	724,535	7.50	0.69	597,760	0.69
1.50 - 1.62	25,208	8.92	1.50	6,979	1.50
3.38	1,488,809	9.95	3.38	67,681	3.38
7.75	9,458	9.00	7.75	3,625	7.75
14.94	273,000	9.17	14.94	5,000	14.94
$ 0.44 - 14.94	2,925,461	8.99	$ 3.39	827,330	$ 1.00

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

Information with respect to the 1999 Plan is summarized as follows:

		Outstanding Options
	Options Available For Grant	Number of Shares	Weighted Average Price Per share
Authorized	1,000,000	--
Granted	(440,000)	440,000	$0.56
Exercised	--	(10,417)	$0.56
Balance at December 31, 1999	560,000	429,583	$0.56
Increase in Shares Authorized	500,000	--
Granted	(833,224)	833,224	$3.38
Exercised	--	(77,603)	$0.56
Balance at December 31, 2000	226,776	1,185,204	$2.54

As of December 31, 2000 and 1999, 160,760 and 40,626 options were exercisable at a weighted average exercise price of $1.78 and $0.56, respectively. The outstanding and exercisable options at December 31, 2000 presented by price range are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.56	351,980	8.46	$ 0.56	90,941	$ 0.56
3.38	833,224	9.97	3.38	69,819	3.38
$ 0.56 - 3.38	1,185,204	9.52	$ 2.54	160,760	$ 1.78

The Company did not grant any options to consultants in 2000. During the year ended December 31, 1999, and 1998, the Company had granted options to consultants to purchase 115,000, and 30,100 shares of common stock at weighted average exercise prices of $0.563 and $0.546. These options were granted in exchange for consulting services to be rendered and generally vest over a period of four years. The Company recorded a charge to operations related to these compensatory stock option grants of $143,904, $59,566, and zero, for the years ended December 31, 2000, 1999, and 1998.

The unvested shares have been and will be marked to market using the estimate of fair value at the end of each accounting period pursuant to the FASB's Emerging Issues Task Force Issue No. 96-18," "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods, or Services."

A significant portion of the stock option charges in 2000 resulted from a change in status during the first quarter of fiscal 2000 for Charlie Bass, former Chief Executive Officer, following the appointment of Kevin Mills as President and Chief Executive Officer at the end of March 2000. In August 2000, the Board of Directors approved acceleration of vesting of this award. Total compensation charges recorded related to this award were $1,532,190 in fiscal 2000. No additional charges relating to this grant will be incurred in future quarters. The Company also recognized compensation expense in the amount of $168,604 related to the accelerated vesting of remaining stock options for two terminating directors that occurred in the second quarter of 2000.

The Company has elected to follow APB No. 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

	2000	1999	1998
Risk-free interest rate (%)	5.38%	5.94%	5.52%
Dividend yield	--	--	--
Volatility factor	1.3	0.993	0.921
Expected remaining option life (years)	6.5	6.5	6.5

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

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement 123, the Company's net loss per share would have increased to the pro forma amounts indicated below:

	2000	1999	1998
Pro forma net loss applicable to common shareholders	$(5,543,732)	$(1,282,236)	$(1,731,291)
Pro forma net loss per share applicable to common shareholders	$ (0.27)	$ (0.13)	$ (0.24)

NOTE 10 - Warrants

The Company issued warrants to purchase common stock in connection with certain financing agreements. The Company has the following warrants outstanding to purchase common stock at December 31, 2000:

Reason	Number of Shares	Price Per Share	Issue Date	Expiration Date
Series B financing	122,500	$ 0.40	Jan 1998	Jan 2003
Series B-1 financing	132,750	$ 0.565	Feb 1998	Feb 2003
Series B-2 financing	110,725	$ 0.57375	Mar 1998	Mar 2003
Series D financing	145,243	$ 0.57375	Nov 1998	Nov 2001
Common stock financing	240,401	$ 1.08	Sep 1999	Sep 2002
Common stock financing	316,653	$ 4.66	Dec 1999	Dec 2002
Total warrants	1,068,272

NOTE 11 - Shares Reserved

Common stock reserved for future issuance was as follows at December 31, 2000:

Stock option grants outstanding (see Note 9)	4,113,437
Reserved for future stock option grants (see Note 9)	821,343
Common stock warrants (see Note 10)	1,068,272
Total common stock reserved for future issuance	6,003,052

NOTE 12 - Related Party

The Impact Zone is an engineering design and consulting services company. Its principal stockholder, Dale Gifford, is a sibling of Micheal L. Gifford, Executive Vice President and Director of Socket Communications. The Company had outstanding accounts payable to the Impact Zone of $29,400 and $2,500 at December 31, 2000 and 1999, and incurred expenses during the years ended December 31, 2000 and 1999 of $163,500 and $21,300. The Company had outstanding accounts receivable from the Impact Zone of $13,048 at December 31, 2000 and recognized revenues during the year ended December 31, 2000 of $14,946.

NOTE 13 - Retirement Plan

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

NOTE 14 - Income Taxes

Due to the Company's loss position, there was no provision for income taxes for the years ended December 31, 2000, 1999 and 1998.

As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $14,457,000 and $7,045,000, respectively. The Company also has federal and state tax credit carryforwards of approximately $178,000 and $107,000, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2001 through 2019, if not utilized.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss and credit carryforwards before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of deferred tax assets are as follows:

	December 31,
	2000	1999
Net operating loss carryforwards	$ 5,338,000	$ 4,853,000
Credits	286,000	284,000
Capitalized research and development costs	1,777,000	932,000
Reserves	543,000	870,000
Total deferred tax assets	7,944,000	6,939,000
Valuation allowance for deferred tax assets	(7,508,000)	(6,939,000)
Acquired intangibles	(436,000)	--
Net deferred tax assets	$ --	$ --

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 9. Directors and Executive Officers

Directors
Name	Age	Position with the Company	First Appointed
Charlie Bass	59	Chairman of the Board	1992
Kevin J. Mills	40	President, Chief Executive Officer and Director	2000
Michael L. Gifford	43	Executive Vice President and Director	1992
Jack C. Carsten	59	Director	1993
Gianluca Rattazzi	48	Director	1998
Leon Malmed	63	Director	2000
Enzo Torresi	56	Director	2000
Burnett W. Donoho	61	Director	2000

Executive Officers not serving as Directors
David W. Dunlap	58	Vice President Finance and Administration, Chief Financial Officer and Secretary	1995
Leonard L. Ott	42	Chief Technical Officer	1994
John R, Adams, Jr.	47	Vice President of Worldwide Sales	2000
Paul T. Hughes	52	Vice President of Operations	2000
Robert J. Miller	50	Vice President of Engineering	2000

At our next meeting of stockholders scheduled for June 20, 2001, stockholders will be asked to approve staggered three-year terms for our directors. If approved, directors elected this year will hold office for terms from one to three years, and in subsequent years, a portion of our directors will be elected for three year terms each year. If the proposal is not approved all directors hold office until the next Annual Meeting of Stockholders or until their successors have been elected. There are no family relationships among any of the directors or executive officers of the Company.

Charlie Bass co-founded Socket Communications in March 1992, and has been the Chairman of the Board of Directors from such time to the present. Dr. Bass also served as our interim Chief Executive Officer during January and February 1996 and from April 1997 until February 1998, at which time Mr. Bass assumed the position of Chief Executive Officer, a position he relinquished on March 22, 2000. Dr. Bass has been Trustee of The Bass Trust since September 1989. Dr. Bass currently serves as a director of Digital Island, Inc., a data communications services provider, and several private companies. Dr. Bass holds a Ph.D. in electrical engineering from the University of Hawaii.

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

Gianluca Rattazzi has been a director of Socket Communications since June 1998. Dr. Rattazzi co-founded Meridian Data, Inc., a provider of CD ROM networking software and systems, in July 1988. He has served as President and a director of Meridian Data since inception and was appointed Chief Executive Officer of Meridian Data serving from October 1992 until its sale to Quantum Corporation in September 1999. From 1985 to 1988, Dr. Rattazzi held various executive level positions at Virtual Microsystems, Inc., a networking company, most recently as President. Dr. Rattazzi serves on the boards of several private companies and a nonprofit organization. Dr. Rattazzi holds an M.S. degree in Electrical Engineering and Computer Science from the University of California, Berkeley, and a Ph.D. in Physics from the University of Rome, Italy.

Leon Malmed has been a director of Socket Communications since June 2000. Mr. Malmed served as Senior Vice President of Worldwide Marketing and Sales of SanDisk Corporation, a manufacturer of flash memory products, from 1992 to his retirement in March 2000. Prior to his tenure with SanDisk Corporation, Mr. Malmed was Executive Vice President of Worldwide Marketing and Sales for Syquest Corporation, a disk storage manufacturer, from 1990 to 1992, and Senior Vice President of Worldwide Sales, Marketing and Programs for Maxtor Corporation, a disk drive company, from 1984 to 1990. Mr. Malmed serves as a director of several corporations including Omnivision Technologies, Inc. (image sensors semiconductors), Artisan Components, Inc. (licenser of building blocks for complex I.C. designs), and Adtron Corporation (storage systems). Mr. Malmed holds a B.S. degree in Mechanical Engineering from the University of Paris, and also has completed the AEA/UCLA Senior Executive Program at the University of California at Los Angeles, and the AEA/Stanford Executive Institute Program for Management of High Technology Companies at Stanford Business School.

Enzo Torresi has been a director of Socket Communications since June 2000. Mr. Torresi founded and manages EuroFund Partners, a venture capital fund, since 1999. In 1997 and 1998, he was Chairman and CEO of ICAST Corporation, a software company specializing in broadcasting solutions for the Internet. During 1995 and 1996 he was Entrepreneur-In-Residence at Accel Partners, a venture capital fund. From November 1993 to 1994, he was Vice-Chairman of Power Computing Corporation, a PC manufacturer he cofounded. From 1989 to October 1994, Dr. Torresi was President and Chief Executive Officer of NetFRAME Systems, Inc., a computer manufacturer that is now part of Micron Electronics, Inc. Dr. Torresi serves on the boards of various private and public companies including PictureTel, Optibase Ltd. and Network Associates. Dr. Torresi holds a Doctorate in Electronics Engineering from the Polytechnic Institute in Turin, Italy.

Burnett W. Donoho has been a director of Socket Communications since July 2000. Mr. Donoho is a management consultant. He served as President and Chief Executive Officer of Club Sports International, a private health club, from November 1998 to September 2000. He has extensive retail industry experience and has served in key operating roles with several retail organizations including Vice Chairman and Chief Operating Officer of Montgomery Ward from January 1997 to December 1997, Consultant and Chief Operating officer of Broadway, Inc. from June 1995 to January 1996, and Vice Chairman and Chief Operating Officer for Macy's East from July 1992 to December 1994, President and Chief Operating Officer of Marshall Field's from March 1984 to June 1990, and President and Chief Operating Officer of Gimbel's Midwest from 1978 to 1984. Mr. Donoho is a director of GTECH Corporation, a lottery systems developer and Office Max, an office products retailer. Mr. Donoho holds a B.A. degree from Vanderbilt University and an M.A. degree from the University of Kentucky.

David W. Dunlap has served as the Company's Vice President of Finance and Administration, Secretary and Chief Financial Officer since February 1995 and was in the same role as a consultant from November 1994 to February 1995. Mr. Dunlap previously served as Vice President of Finance and Administration and Chief Financial Officer at several public and private companies including Appian Technology Inc., a semiconductor company from September 1993 to February 1995, and Mountain Network Solutions, Inc., a computer peripherals manufacturing company, from March 1992 to September 1993. He is a certified public accountant, and received an M.B.A. and a B.A. in Business Administration from the University of California at Berkeley.

Leonard L. Ott was appointed Vice President and Chief Technical Officer in October 2000 and previously served as Vice President of Engineering since December 1998. Mr. Ott joined the Company in March 1994, serving in increasingly responsible engineering positions including Director of Software Development and Director of Engineering. Mr. Ott also worked as an engineering consultant with the Company from November 1993 to March 1994. Prior to joining the Company, Mr. Ott served from March 1988 to November 1993 with Vision Network Systems, a networking systems company, serving most recently as its Vice President Research and Development. Mr. Ott is a board member of the CompactFlash Association, the body establishing standards for CompactFlash products. He received a B.S. in Computer Science from the University of California at Berkeley.

John R. Adams, Jr. has served as Vice President of Worldwide Sales since February 2000. Mr. Adams previously held various increasingly responsible sales and general management positions with Network Equipment Technologies, a network systems company, from 1986 to 1999, the last four years as a business unit Vice President and General Manager. He received a B.S. in Business Administration from the College of Notre Dame.

Paul T. Hughes was appointed Vice President of Operations in October 2000. Mr. Hughes has been, since 1993, cofounder and Chief Executive Officer of 3rd Rail Engineering, an engineering design and services company that was acquired by the Company in October 2000. Mr. Hughes has completed numerous advanced technical courses over his career spanning twenty-four years.

Robert J. Miller was appointed Vice President of Engineering in October 2000. Mr. Miller has been, since June 1999, Chief Technical Officer of 3rd Rail Engineering, an engineering design and services company that was acquired by the Company in October 2000. Prior to his employment with 3rd Rail Engineering, Mr. Miller was an independent engineering design consultant from 1997 to June 1999. Mr. Miller also served in various capacities from 1991 to 1997 with Synaptics, Inc., a computer components design and manufacturing company, including Director of Manufacturing Engineering and Director of Operations. At Synaptics, Mr. Miller was co-inventor of the Synaptics touchpad and was issued seven patents for his work. Mr. Miller holds a BSEng degree with honors from the California Institute of Technology.

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid by the Company during the fiscal years ended December 31, 2000, 1999, and 1998 to the Company's Chief Executive Officers, and the four other most highly compensated executive officers whose total 2000 salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers"):

		Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Long-Term Compensation Awards Securities Underlying Options (#)	Other Annual Compensation ($)
Kevin J. Mills	2000	146,875	67,438	300,000	--
Chief Executive Officer since March 22, 2000 and Director, previously Chief Operating Officer	1999	131,250	33,268	150,000	--
	1998	125,000	17,239	152,580	--

Charlie Bass (2)	2000	--	--	50,000	6,000 (2)
Chief Executive Officer through March 22, 2000 and Director	1999	--	--	10,000	6,000 (2)
	1998	--	--	530,767	7,500 (2)

Michael L. Gifford	2000	146,875	32,780	100,000	--
Executive Vice President and Director	1999	131,250	32,444	150,000	--
	1998	125,000	17,536	172,411	--

David W. Dunlap	2000	146,875	31,510	75,000	--
Vice President of Finance and Administration, Chief Financial Officer and Secretary	1999	131,250	33,209	150,000	--
	1998	125,000	17,114	152,580	--

John R. Adams, Jr.	2000	135,288	71,477	300,000	--
Vice President of Worldwide Sales

Leonard L. Ott	2000	134,189	20,084	175,000	--
Chief Technical Officer since October 2000, previously Vice President of Engineering	1999	110,000	20,819	50,000	--
	1998	101,250	7,133	60,703	--

(1) Represents cash bonuses earned for work performed during the year under a Management Incentive Bonus Plan. Bonuses earned during the first three quarters of each year were paid in that year whereas bonuses earned during the fourth quarter of a year were paid in the first quarter of the following year.

(2) Dr. Bass served as Acting Chief Executive Officer from April 24, 1997 through January 1998, at which time Dr. Bass assumed the role of Chief Executive Officer. In consideration for such services, the Company granted Dr. Bass an option in 1998 to purchase 500,000 shares of Common Stock at an exercise price of $0.6875 and vesting over a four-year period commencing April 24, 1997. Dr. Bass served without cash compensation. Other annual compensation consists of fees for attendance at board meetings at a rate of $1,500 per meeting attended.

Option Grants in Fiscal 2000

The following table sets forth certain information for the fiscal year ended December 31, 2000 with respect to each grant of stock options to the Named Executive Officers. No stock appreciation rights were granted during such year.

	Individual Grants
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal 2000(1)	Exercise Price Per Share ($) (2)	Expiration Date
Charlie Bass	50,000	1.9	3.38	12/20/10
Kevin J. Mills	300,000	11.4	3.38	12/20/10
Micheal L. Gifford	100,000	3.8	3.38	12/20/10
David W. Dunlap	75,000	2.9	3.38	12/20/10
John R. Adams, Jr.	250,000	9.5	14.94	2/7/10
	50,000	1.9	3.38	12/20/10
Leonard L. Ott	175,000	6.7	3.38	12/20/10

(1) Based on options granted to employees and directors during fiscal 2000 to purchase 2,627,200 shares of Common Stock.

(2) All options were granted at an exercise price equal to the fair market value of the Company's Common Stock, as determined by the Board of Directors, on the date of grant.

Aggregated Option Exercises in Fiscal 2000

and Fiscal Year-End Option Values

The following table provides information on aggregate option exercises by the Named Executive Officers during the year ended December 31, 2000 and on the value of such officers' unexercised options at December 31, 2000.

Name	Shares Acquired on Exercise (#)	Value Received ($)(1)	Number of Securities Underlying Unexercised Options At December 31, 2000 (#)		Value of Unexercised In-the-Money Options at December 31, 2000 ($)(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Kevin J. Mills	157,781	1,886,325	71,666	409,583	133,777	466,157
Charlie Bass	62,256	888,148	513,333	46,667	1,678,448	9,655
Micheal L. Gifford	95,328	1,178,295	129,167	230,416	393,063	466,157
David W. Dunlap	140,657	2,639,424	75,730	208,020	224,805	466,157
John R. Adams, Jr.	--	--	5,208	294,792	--	--
Leonard L. Ott	44,314	974,789	44,187	212,813	85,921	185,499

(1) Based on the difference between the closing market price of our common stock on the date of exercise and the exercise price paid.

(2) Based upon a final closing price, as of December 29, 2000, of $3.31 per share.

Employment Contracts and Termination of

Employment and Change-in Control Arrangements

In February 1998, we adopted a bonus plan pursuant to which a bonus pool in the amount of 10% of any consideration payable by a buyer in any acquisition of Socket is to be allocated to the executive officers and such other employees as the Board of Directors determines in its discretion.

In December 2000, we renewed separate employment agreements with Micheal Gifford, Kevin Mills and David Dunlap and entered into employment agreements with John Adams, Jr. and Leonard Ott (each an "Executive"). In October 2000, and in connection with our acquisition of 3rd Rail Engineering, we entered into employment agreements with Paul T. Hughes and Robert J. Miller. Pursuant to these agreements, which expire on December 31, 2003 and are each terminable at will by each party, respectively, we are obligated to pay the Executive's current base salary. If we terminate the Executive's employment without cause, we shall pay the Executive (i) six months' base salary regardless of whether he secures other employment during those six months, (ii) health insurance until the earlier of the date of the Executive's eligibility for the health insurance benefits provided by another employer or the expiration of six months, (iii) the full bonus amount to which he would have been entitled for the first quarter following termination and one-half of such bonus amount for the second quarter following termination, and (iv) certain other benefits including the ability to purchase at book value certain items of our property purchased by us for the Executive's use, which may include a personal computer, a cellular phone, and other similar items.

Additionally, under the 1995 and 1999 Stock Option Plans, all optionees' rights to purchase stock shall, upon a change of control of Socket, be immediately vested and be fully exercisable under certain circumstances.

Limitation of Liability and Indemnification Matters

Pursuant to the Delaware General Corporation Law ("Delaware Law"), we adopted provisions in our Amended and Restated Certificate of Incorporation which eliminate the personal liability of its directors and officers to Socket and its stockholders for monetary damages for breach of the directors' fiduciary duties in certain circumstances. Our Bylaws require us to indemnify our directors, officers, employees and other agents to the fullest extent permitted by law.

We have entered into indemnification agreements with each of our current directors and officers which provide for indemnification to the fullest extent permitted by Delaware Law, including in circumstances in which indemnification and the advancement of expenses are discretionary under Delaware Law. We believe that the limitation of liability provisions in our Amended and Restated Certificate of Incorporation and the indemnification agreements will enhance our ability to continue to attract and retain qualified individuals to serve as directors and officers.

There is no pending litigation or proceeding involving a director, officer or employee to which the indemnification agreements would apply.

Compensation of Directors

Outside directors (excluding Mr. Gifford and Mr. Mills) receive $1,500 per regular Board meeting attended. Our Outside Directors are also entitled to participate in Socket's 1995 and 1999 Stock Option Plans, and during fiscal 2000 Messrs. Bass, Carsten, Rattazzi, Malmed, Torresi and Donoho were each granted options to purchase 50,000 shares, respectively, of Socket's Common Stock, each at an option exercise price of $3.38 per share, the fair market value of our Common Stock on the date of grant, vesting in equal monthly installments over four years from the commencement of their current terms on June 21, 2000.

Item 11: Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 16, 2001, certain information with respect to the beneficial ownership of our Common Stock, on an as-exercised basis for options and warrants exercisable within 60 days of March 16, 2001, as to (i) each person known by us to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of Socket, (iii) each executive officer, and (iv) all directors and officers of Socket as a group. Except as otherwise noted, the named beneficial owner has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Of Shares Beneficially Owned (%) (2)
Charlie Bass	1,388,004 (3)	5.9
Michael L. Gifford	377,122 (4)	1.6
Paul T. Hughes	282,045 (5)	1.2
Robert J. Miller	282,045 (5)	1.2
David W. Dunlap	237,047 (6)	1.0
Kevin J. Mills	230,975 (7)	1.0
John R. Adams, Jr.	88,542 (8)	*
Leonard L. Ott	88,535 (9)	*
Jack C. Carsten	82,020 (10)	*
Gianluca Rattazzi	16,250 (8)	*
Burnett W. Donoho	10,417 (8)	*
Leon Malmed	10,417 (8)	*
Enzo Torresi	10,417 (8)	*
All Directors and Officers as a group (13 persons)	3,103,836 (11)	12.9

*Less than 1%

(1) To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) Percentage ownership is based on 23,446,301 shares of Common Stock outstanding on March 16, 2001 and any shares issuable pursuant to securities convertible into or exercisable for shares of Common Stock by the person or group in question on March 16, 2001 or within 60 days thereafter.

(3) Includes 1,310,323 shares of common stock, 58,097 shares of common stock subject to warrants exercisable within 60 days of March 16, 2001, and 19,584 shares of common stock subject to options exercisable within 60 days of March 16, 2001.

(4) Includes 301,843 shares of common stock and 75,279 shares of common stock subject to options exercisable within 60 days of March 16, 2001.

(5) Consists of shares of common stock.

(6) Includes 158,644 shares of common stock and 78,403 shares of common stock subject to options exercisable within 60 days of March 16, 2001.

(7) Includes 132,780 shares of common stock and 98,195 shares of common stock subject to options exercisable within 60 days of March 16, 2001.

(8) Represents shares of common stock subject to options exercisable within 60 days of March 16, 2001.

(9) Includes 33,410 shares of common stock and 55,125 shares of common stock subject to options exercisable within 60 days of March 16, 2001.

(10) Includes 66,602 common shares of common stock and 15,418 shares of common stock subject to options exercisable within 60 days of March 16, 2001.

(11) See notes (3) through (10) above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act ("Section 16(a)") requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that, during fiscal 2000, all filing requirements applicable to our executive officers and directors were complied with.

Item 12. Certain Relationships and Related Transactions

The Impact Zone is an engineering design and consulting services company. Its principal stockholder, Dale Gifford, is a sibling of Micheal L. Gifford, Executive Vice President and Director of Socket Communications. We had outstanding accounts payable to the Impact Zone of $29,400 and $2,500 at December 31, 2000 and 1999, and received services during the years ended December 31, 2000 and 1999 valued at $163,500 and $21,300. The Company had outstanding accounts receivable due from the Impact Zone of $13,048 at December 31, 2000 and recognized revenues during the year ended December 31, 2000 of $14,946.

On October 5, 2000, we acquired 3rd Rail Engineering as a wholly-owned subsidiary. Paul Hughes, formerly President of 3rd Rail Engineering, became our Vice President of Operations, and Robert Miller, former Chief Technical Officer of 3rd Rail Engineering, became our Vice President of Engineering. Neither individual had any relationship with us prior to the acquisition. Paul Hughes and Robert Miller each received 282,045 common shares of Socket and cash of $432,785 in payment for their equity interests in 3rd Rail Engineering. We also executed employment agreements with each individual, the form of which is filed as Exhibit 10.11 and described more fully under Item 10 (see Employment Contracts).

Item 13. Exhibits and Reports on Form 8-K.

(a) Documents filed as part of this report:

1. All financial statements.

INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial statement schedules.

II. Valuation and Qualifying Accounts

3. Exhibits.

2.1 (1) Agreement and Plan of Reorganization.

3.1 (2) Certificate of Incorporation.

3.2 (2) Bylaws.

4.1 (1) Form of Registration Rights Agreement between the Company and Messrs. Paul Hughes, Robert Miller, and Tom Newman.

10.1 (2) Form of Indemnification Agreement entered into between the Company and its directors and officers.

10.2 (2) 1993 Stock Option/Stock Issuance Plan and forms of agreement thereunder.

10.3 (2) 1995 Stock Plan and forms of agreement thereunder.

10.4 (3) Standard Lease Agreement by and between Central Court, LLC and the Company dated September 15, 1996.

10.5 (4) Series B Preferred Stock Purchase Agreement dated January 21, 1998 by and between the Company and Explorer Partners, L.L.C., a Delaware limited liability company and Explorer Fund Management, L.L.C., an Illinois limited liability company and Amendment No. 1 thereto dated March 18, 1998.

10.6 (4) Form of Amendment No.1 to Stock Option Agreement between the Company and certain Option Holders under the 1995 Stock Option Plan.

10.7 (5) Series D Convertible Preferred Stock Purchase Agreement

10.8 (6) Series D Convertible Stock Purchase Agreement for Bass Trust

10.9 (7) 1999 Nonstatutory Stock Option Plan

10.10(8) Bonus Plan dated February 18, 1998 between the Company and certain eligible participants.

10.11 Form of Employment Agreement dated October 5, 2000 with: Paul Hughes, Vice President of Operations and Robert Miller, Vice President of Engineering

10.12 Employment Agreement dated December 20, 2000 with Kevin Mills, President and CEO.

10.13 Employment Agreement dated December 20, 2000 with Micheal Gifford, Executive Vice President for Business Development.

10.14 Employment Agreement dated December 20, 2000 with David Dunlap, Chief Financial Officer and Corporate Secretary.

10.15 Employment Agreement dated December 20, 2000 with John Adams, Jr., Vice President of Worldwide Sales.

10.16 Employment Agreement dated December 20, 2000 with Len Ott, Chief Technical Officer.

10.17 Form of Executive Management Bonus Plan dated December 20, 2000 between the Company and certain eligible participants.

23.1 Consent of Ernst & Young LLP, Independent Auditors.

_______________________

(1) Incorporated by reference to exhibits filed with Company's Form 8-K (File No. 001-13810) filed on October 20, 2000.

(2) Incorporated by reference to exhibits filed with Company's Registration Statement on Form SB-2 (File No. 33-91210-LA) filed on June 2, 1995 and declared effective on October 20, 2000.

(3) Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form SB-2 (File No. 333-22273) filed on February 24, 1997.

(4) Incorporated by reference to exhibits filed with the Company's Form 10-KSB (File No. 001-13810) for the year ended December 31, 1997 filed on March 30, 1998.

(5) Incorporated by reference to exhibits filed with the Company's Form 10-QSB (File No. 001-13810) filed on November 13, 1998.

(6) Incorporated by reference to exhibits filed with the Company's Form 10-KSB (File No. 001-13810) filed on March 30, 1999.

(7) Incorporated by reference to exhibits filed with the Company's Form 10-QSB (File No. 001-13810) filed on August 16, 1999.

(8) Incorporated by reference to exhibits filed with the Company's Form 10-KSB (File No. 001-13810) filed on March 30, 1998.

b. Reports on Form 8-K

The Company reported the acquisition of 3rd Rail Engineering on Form 8-K dated October 5, 2000, filed on October 20, 2000. The Company filed Form 8-K/A on December 19, 2000 to include audited statements of 3rd Rail Engineering.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SOCKET COMMUNICATIONS, INC.

Registrant

Date: March 27, 2001

/s/ Kevin J. Mills

Kevin J. Mills

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

By	/s/ Kevin J. Mills	President and Chief Executive	March 27, 2001
	Kevin J. Mills	Officer (Principal Executive Officer)

By	/s/ Charlie Bass	Chairman of the Board	March 27, 2001
Charlie Bass

By	/s/ David W. Dunlap	Vice President of Finance and	March 27, 2001
	David W. Dunlap	Administration and Chief Financial
Officer (Principal Financial Officer)

By	/s/ Micheal L. Gifford	Executive Vice President	March 27, 2001
	Micheal L. Gifford	and Director

By	/s/ Jack C. Carsten	Director	March 27, 2001
Jack C. Carsten

By	/s/ Enzo Torresi	Director	March 27, 2001
Enzo Torresi

By	/s/ Gianluca Rattazzi	Director	March 27, 2001
Gianluca Rattazzi

By	/s/ Burnett W. Donoho	Director	March 27, 2001
Burnett W. Donoho

By	/s/ Leon Malmed	Director	March 27, 2001
Leon Malmed

Exhibit 23.1

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements and Related Prospectuses (Forms S-3 No. 333-96231 and No. 333-82591; and Form S-8 No. 333-85721) of our report dated February 16, 2001, with respect to the consolidated financial statements of Socket Communications, Inc. included in this Annual Report (Form 10-KSB) for the year ended December 31, 2000.

/s/ ERNST & YOUNG LLP

San Jose, California
March 27, 2001