Form 10-Q
period 2001-03-31
SOCKET COMMUNICATIONS INC
filed 2001-05-15
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period ____________ to ____________

Commission file number 1-13810

SOCKET COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3155066
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

37400 Central Court, Newark, CA 94560
(Address of principal executive offices including zip code)

(510) 744-2700
(Registrant's telephone number, including area code)

Indicate by checkmark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[  ]

Number of shares of Common Stock ($0.001 par value) outstanding as of April 23, 2001 was 23,448,893 shares.

INDEX

PART I. Financial information

Item 1. Consolidated Financial Statements:

Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000

Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2001 and 2000

Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2001 and 2000

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II. Other information

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited) March 31, 2001	December 31, 2000*
ASSETS
Current assets:
Cash and cash equivalents	$ 6,104,349	$ 7,422,104
Accounts receivable, net	2,085,495	2,693,822
Inventories	2,529,101	1,980,021
Prepaid expenses	165,761	181,023
Total current assets	10,884,706	12,276,970

Property and equipment:
Machinery and office equipment	1,185,066	1,127,965
Computer equipment	596,460	578,408
Total property and equipment	1,781,526	1,706,373
Accumulated depreciation	(1,127,232)	(1,031,624)
Total property and equipment net of depreciation	654,294	674,749
Goodwill and other intangibles, net	10,279,926	10,700,856
Other assets	335,631	269,220
Total assets	$ 22,154,557	$ 23,921,795

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 2,389,843	$ 3,015,996
Accrued payroll and related expenses	679,229	517,052
Deferred revenue	997,567	1,046,804
Current portion of capital leases and equipment financing notes	18,353	16,679
Total current liabilities	4,084,992	4,596,531

Long term portion of capital leases and equipment financing notes	52,051	57,776

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value: Authorized shares - 50,000,000 Issued and outstanding shares - 23,446,634 at March 31, 2001 and 22,746,136 at December 31, 2000	23,447	22,746
Additional paid-in capital	42,587,201	42,108,460
Accumulated deficit	(24,593,134)	(22,863,718)
Total stockholders' equity	18,017,514	19,267,488
Total liabilities and stockholders' equity	$ 22,154,557	$ 23,921,795
_________________________
*Derived from audited financial statements.

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended March 31,
	2001	2000
Revenues	$ 2,926,559	$ 2,003,800
Cost of revenue	1,372,104	832,302
Gross profit	1,554,455	1,171,498

Operating expenses:
Research and development	994,493	479,237
Sales and marketing	1,390,271	737,346
General and administrative	533,389	343,935
Amortization of deferred compensation related to compensatory stock option grants	11,491	87,767
Amortization of goodwill and intangibles	420,930	--
Total operating expenses	3,350,574	1,648,285
Operating loss	(1,796,119)	(476,787)
Interest income and other, net	70,949	63,735
Interest expense	(4,246)	(702)
Net loss	(1,729,416)	(413,754)
Preferred stock dividend	--	(13,318)
Net loss applicable to common Stockholders	$ (1,729,416)	$ (427,072)
Basic and diluted net loss per share applicable to common stockholders	$ (0.07)	$ (0.02)
Weighted average shares outstanding	23,211,249	17,663,019

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2001	2000
Operating activities
Net loss	$ (1,729,416)	$ (413,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95,608	47,163
Charges for stock option grants and warrants	11,491	87,767
Amortization of goodwill and intangibles	420,930	--
Changes in operating assets and liabilities:
Accounts receivable	608,327	211,581
Inventories	(549,080)	(51,253)
Prepaid expenses	15,262	(116,186)
Other assets	(66,411)	(16,158)
Accounts payable and accrued expenses	(626,153)	90,149
Accrued payroll and related expenses	162,177	44,101
Deferred revenue	(49,237)	17,513
Net cash used in operating activities	(1,706,502)	(99,077)

Investing activities
Purchase of equipment	(75,153)	(123,736)
Net cash used in investing activities	(75,153)	(123,736)

Financing activities
Proceeds from public and other warrant exercises	--	3,328,934
Proceeds from stock option exercises	467,951	221,322
Proceeds from sale of common stock	--	517,349
Payments on capital leases and equipment financing notes	(4,051)	--
Net cash provided by financing activities	463,900	4,067,605

Net increase (decrease) in cash and cash equivalents	(1,317,755)	3,844,792
Cash and cash equivalents at beginning of period	7,422,104	4,284,670
Cash and cash equivalents at end of period	$ 6,104,349	$ 8,129,462

Supplemental cash flow information
Cash paid for interest	$ 4,246	$ 702
Dividends accrued, paid/payable in common stock	--	$ 13,318
Series B preferred stock converted to common stock	--	$ 215,472
Series C preferred stock converted to common stock	--	$ 311,919

See accompanying notes.

SOCKET COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Basis of Presentation

The accompanying financial statements of Socket Communications, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included.

NOTE 2 - Use of Estimates

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

Given the volatility of the markets in which the Company participates, the Company makes adjustments to the value of inventory based on estimates of potentially excess and obsolete inventory after considering forecasted demand and forecasted average selling prices. However, forecasts are subject to revisions, cancellations, and rescheduling. Actual demand will inevitably differ from such anticipated demand, and such differences may have a material effect on the financial statements.

NOTE 3 - Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	March 31, 2001	December 31, 2000
Raw materials and sub-assemblies	$ 2,422,207	$ 1,914,749
Finished goods	106,894	65,272
Total	$ 2,529,101	$ 1,980,021

NOTE 4 - Income Taxes

Due to the Company's loss position, there was no provision for income taxes for the three months ended March 31, 2001 and 2000.

NOTE 5 - Net Loss Per Share and Net Loss Per Share Applicable to Common Stockholders

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic net loss per share:

	Three Months Ended March 31,
	2001	2000
Numerator for basic:
Net Loss	$ (1,729,416)	$ (413,754)
Preferred stock dividends	--	(13,318)
Net loss applicable to common stockholders	$ (1,729,416)	$ (427,072)

Denominator:
Weighted average common shares outstanding used in computing basic and diluted net loss per share	23,211,249	17,663,019

Basic and diluted net loss per share applicable to common stockholders	$ (0.07)	$ (0.02)

The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses since inception and thus no potential common shares from the exercise of stock options, conversion of convertible preferred stock, or exercise of warrants have been included in the net loss per share calculation. Options and warrants to purchase 4,879,294 and 5,070,923 shares of common stock in the three months ended March 31, 2001 and 2000, respectively, have been omitted from the loss per share calculation as their effect is antidilutive.

NOTE 6 - Segment Information

The Company operates in one segment, connection solutions for mobile computers. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Information regarding geographic areas for the quarters ended March 31, 2001 and 2000 are as follows:

	Three Months Ended March 31,
Revenues:	2001	2000
United States	$ 1,984,858	$ 1,489,012
Europe	580,949	388,855
Asia and rest of world	360,752	125,933
Total	$ 2,926,559	$ 2,003,800

Export revenues are attributable to countries based on the location of the customers. The Company does not hold long-lived assets in foreign locations.

Major customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended March 31,
	2001	2000
Ingram Micro	27%	26%
Compaq Computer Corp.	*	14%
Merisel	*	11%
Tech Data	11%	*

(* Denotes less than 10%)

SOCKET COMMUNICATIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve risks and uncertainties, including, among other things, the uncertainties associated with forecasting future revenues, costs and expenses. Our actual results may differ materially from the results discussed in the forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. Factors that might cause such a difference include, but are not limited to, those discussed below and under "Risk Factors". We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the interim condensed consolidated financial statements and notes included elsewhere in this report, and with management's Discussion and Analysis of Financial Condition and Results of operations in the Company's Annual Report on Form 10-KSB.

Revenue

We are a leading supplier of connectivity plug-in card products to the handheld and notebook computing markets. Total revenue in the first quarter of 2001 was $2.9 million, an increase of 46% over revenue of $2.0 million in the first quarter of 2000.

Our core technologies are in transferring data into and out of Windows-powered mobile computing devices through the PC Card or CompactFlash slots. Our products are designed to achieve high data transfer speeds with low power consumption. Our peripheral connection cards are designed to connect one or more peripheral devices such as a keyboard, monitor or another computer, to a mobile computer. Our data collection cards are designed to connect bar code scanners such as a bar code wand, scanning gun, or a bar code printer to a mobile computer. Our digital phone cards are designed to connect a data-enabled mobile phone to a mobile computer, providing access to email, to the Internet, or to corporate intranets while mobile. Our Ethernet cards are designed to connect a mobile computer to an Ethernet network. Our connection product strategy has been to create a broad family of low-power connection products in PC card and in CompactFlash form factor, with standard (removable cable) or ruggedized (fixed cable) designs that work with Windows-powered handheld and notebook computers.

Our legacy business, going back to 1993, is supplying PC card form factor Peripheral Connection and Ethernet cards for notebook computers. In the first quarter of 2001, PC card sales accounted for $1.4 million in revenue, or approximately 46% of our revenue, compared to $1.5 million in revenue, or approximately 74% of our revenue in the first quarter of 2000.

In 1998, we developed CompactFlash form factor peripheral connection and Ethernet network connection products for smaller handheld computing devices, primarily those using the Windows CE operating system. We expanded this family in the second half of 1999 with the development of an integrated bar code scanner ("In-Hand Scan Card") and Digital Phone Cards for the North American CDMA and worldwide GSM telephone markets. In the first quarter of 2001, CompactFlash connection products accounted for $1.2 million in revenue, or approximately 41% of our revenue, compared to $500 thousand in revenue, or approximately 25% of our revenues in the first quarter of 2000. The growth in our CompactFlash card sales during 2001 was primarily in three product families: our CompactFlash bar code scanning connection cards accounted for approximately $400 thousand in revenue; our Digital Phone Cards accounted for approximately $400 thousand in revenue, and our Ethernet network connection cards accounted for approximately $300 thousand in revenue. We attribute the growth in CompactFlash cards to growing consumer awareness of these products and to growth in sales of Pocket PC handheld computers, which were introduced in April of 2000. According to information published by International Data Corporation (December 2000), sales of Pocket PC and Windows CE devices increased from under 1.0 million units in 1999 to an estimated 1.9 million units in 2000 and are anticipated to increase to approximately 3.7 million units in 2001.

The balance of our revenue in the first quarter of 2001 of $400 thousand related to funded engineering services, sales of Bluetooth software developer kits, and sales of replacement cables, compared to sales of $20 thousand, all relating to sales of replacement cables, in the first quarter of 2000.

We distribute our products primarily through third-party distribution channels. In the United States, our largest distributor is Ingram Micro, which accounted for approximately 27% and 26% of worldwide revenues in the first quarters of 2001 and 2000, respectively. We also sell our products internationally through 35 distributors in 27 countries in Europe, Asia and the Pacific Rim. Our distributors resell to computer retail stores, electronic products catalog companies and value added resellers. During 2000, we also began selling our Digital Phone Cards in the U.S. through mobile phone network carriers, principally Sprint PCS. Recognition of revenue on shipments to distributors and the related cost of sales are deferred until such distributors resell the products to their customers. Recognition of revenue on shipments to customers other than distributors occurs generally at the time of shipment. We also sell our products directly to selected large customers, particularly for custom products sold to original equipment manufacturers.

Revenue outlook for 2001

Current economic slowdown and temporary manufacturing shortages of Pocket PCs during the first quarter of 2001 are expected to continue into at least the second quarter, with additional supplies of Pocket PCs becoming available from the Pocket PC manufacturers during the second quarter. Sales of Pocket PCs are a major driver of sales for our CompactFlash connection cards. Accordingly, no significant growth is expected in the second quarter. We continue to be optimistic about growth in the later half of fiscal 2001 due to a number of anticipated developments including: growth in the available supply of Pocket PC's; planned introduction of new products including Bluetooth CompactFlash connection cards and combination input/output and memory cards; expansion of our markets with the introduction of phone card products for the newest handheld units from Palm Inc. that have expansion options; the broadening of our distribution channels into additional electronic retail store outlets with the assistance of Targus Group International; and additional engineering revenue anticipated from our offering embedded engineering services for new Bluetooth modules as our research and development workload decreases. If any of these anticipated developments do not occur, our revenue outlook will be adversely affected.

Gross Margins

Gross margins for the first quarter of 2001 were 53% compared to margins of 58% for the first quarter of 2000, a decrease of 5% of revenue. Volume pricing discounts for higher CompactFlash Card sales in the first quarter of 2001 resulted in an approximate 1% decline in our overall product gross margins for the quarter compared to the same period one year ago. Increased fixed manufacturing costs as we staffed for growth accounted for approximately 2% of the decline, and a revenue mix shift which included engineering service revenues which accounted for the remaining 2% of the decline.

Gross Margin outlook for the balance of 2001. We expect the Company's CompactFlash products to continue to drive revenue growth during 2001, with more sales qualifying for volume purchase discounts. As our sales mix shifts toward higher volume sales, and increases in lower-margin engineering services revenues, we expect our margins to continue to decline by a few percentage points. We also expect to achieve cost reductions on our products from volume manufacturing efficiencies and engineering improvements. We expect our pricing model during 2001 to maintain our margins at or above fifty percent. However, future unanticipated inventory write-offs and write-downs and other factors could adversely impact our margin results.

Research and Development Expense

Research and development expense in the first quarter of 2001 was $1.0 million, an increase of 108% over research and development expense of $500 thousand in the first quarter of 2000. This increase was due primarily to the fact that our engineering resources in the first quarter of 2001 are approximately double our resources in the first quarter of 2000, primarily from our acquisition of 3rd Rail in October 2000. The additional resources have enabled us to undertake three major engineering development programs. The programs we have undertaken are:

  wireless plug-in Bluetooth CompactFlash cards, embedded modules and Bluetooth software;
  combination CompactFlash memory and input/output cards with removable memory including development of a new ASIC interface chip; and
  preliminary work on a smaller SD form factor for all of our CompactFlash products.

58% of the increase in the first quarter 2001 research and development expense related to costs of additional personnel. The balance of the increase related to costs of purchased software and to higher occupancy and administrative support costs, partially offset by reductions in outside services.

Outlook for Research and Development Costs for the balance of 2001: We believe that we have the resources we need to maintain our development programs during the balance of 2001. Quarterly development expense is expected to moderately decline quarter over quarter from first quarter 2001 levels beginning in the second half of the year as we complete major phases of our development programs during the first half of 2001, complete planned purchases of software, and as our engineers shift to providing customer-funded engineering and design services for embedded Bluetooth modules where the costs are accounted for as costs of revenue. However, the higher resource levels and development activities that commenced in the fourth quarter of 2000, although expected to moderately decline quarter over quarter, are projected to result in higher quarterly research and development expense during the balance of 2001 over the same periods in 2000.

Sales and Marketing Expense

Sales and marketing expense for the first quarter of 2001 was $1.4 million, an increase of 89% compared to sales and marketing expense of $700 thousand in the first quarter of 2000. During the first quarter of 2001, we nearly doubled the number of sales, marketing and customer service personnel over the first quarter of 2000, allowing us to commit sales and marketing personnel to each product family, and we added a Vice President of Sales midway through the first quarter of 2000. Over 48% of the increase in expense during the first quarter of 2001 related to higher personnel costs. We also expanded our advertising and increased our attendance at trade shows to reach new markets for our newer products.

Sales and Marketing expense outlook for the balance of 2001: Quarterly sales and marketing expense is expected to moderately increase from first quarter 2001 levels to support our growth. During the fourth quarter of 2000 and the first quarter of 2001, we expanded our international sales and marketing presence in Europe, South America and Asia. We also expect to continue to expand our participation at trade shows and to continue to moderately increase our sales and marketing staff to support revenue growth and to respond to new product and market opportunities created by our Bluetooth wireless products and Palm handheld products that are expected to begin commercial shipments near the end of the second quarter of 2001.

General and Administrative Expense

General and administrative expense for the first quarter of 2001 was $500 thousand, an increase of 55% compared to general and administrative expense of $300 thousand in the first quarter of 2000. Approximately 41% of this increase reflects increased personnel costs including the appointment of Kevin Mills as CEO in late March 2000, replacing Charlie Bass who served from April 1997 to March 2000 without cash remuneration, and from increases in the administrative support staff. In July 2000, we were listed on the Nasdaq National Market System, and our expenses reflect the higher fees associated with that listing along with higher audit costs during the first quarter of 2001 associated with growth compared to the same period one year earlier.

General and administrative expense outlook for the balance of 2001. We expect our quarterly general and administrative expense to grow moderately in 2001 due to higher expenses associated with growth including higher professional fees and increased insurance costs, however year over year quarterly comparisons are expected to reflect less growth than in the first quarter as, beginning with the second quarter, CEO compensation expense will have been recorded in both years. We also expect to moderately increase our public relations activities in the second half of the year, anticipating increased investor interest following release of our Bluetooth wireless products. In addition, our facilities lease is up for renewal in October 2001 and we anticipate higher rent commencing on renewal.

Charges related to compensatory stock option grants

We reported stock-based compensation expense of $10 thousand in the first quarter of 2001 relating to the value of stock options vesting during the year that were held by consultants and others that are not employees or members of the board of directors (limited to grants for services solely in their capacity as a director) compared to stock-based compensation expense of $90 thousand in the first quarter of 2000. The higher charges in 2000 were due to higher stock prices applied to compensatory consultant stock options that vested during the period. A portion of the expense in 2000 is attributed to the change of status of Charlie Bass in late March 2001 from Chairman and CEO to Chairman, which required us to reclassify a stock option grant he received relating to his services as CEO from an employee grant (while CEO) to a non-employee grant subject to compensatory charges to operations. Mr. Bass' grant was accelerated to fully vest during the third quarter of 2000 and no additional charges relating to this grant were incurred in 2001.

Outlook for the balance of 2001: We expect to incur a one-time charge in the second quarter relating to acceleration of the vesting of stock options granted to one of our directors whose tenure with the board is expiring. Charges relating to the vesting of remaining consultant options during 2001 are not expected to be significant.

Amortization of goodwill and intangibles

On October 5, 2000, the Company acquired 3rd Rail Engineering, an engineering services firm specializing in embedded systems engineering design and integration services for Windows CE and other operating system environments. The acquisition was valued at $11.3 million of which approximately $1.1 million was attributed to intangible intellectual property and approximately $10.0 million was attributed to goodwill. This goodwill will be amortized ratably over 7 years. Other intangible assets will be amortized over their estimated useful lives of 3 to 8 years. Amortization charges during the first quarter of 2001 of $400 thousand represents the quarterly amortization of intangibles relating to the acquisition of 3rd Rail.

Outlook for 2001: Amortization of goodwill and intangible assets for the 3rd Rail acquisition will continue during 2001 at a quarterly rate of $400 thousand. The net unamortized investment balance is classified on the balance sheet as a noncurrent asset.

Interest Income, Interest Expense, Net

Interest income reflects interest earned on cash balances. Interest income in the first quarter of 2001 of $70 thousand was comparable to interest income in the first quarter of 2000 of $60 thousand, reflecting similar levels of cash on hand during each of the quarters. Interest expense in the first quarter of 2001 related primarily to interest on equipment lease financing obligations assumed from 3rd Rail and was not significant.

Income Taxes

There were no provisions for Federal or state income taxes as the Company incurred net operating losses in all periods.

Preferred Stock Dividend; Accretion of Preferred Stock

Preferred stock dividends in the first quarter of 2000 reflected dividends accrued at a rate of 8% per annum on unconverted Series B convertible preferred stock issued during the first quarter of 1998, on Series C convertible preferred stock issued during the first and second quarters of 1998, and on Series D convertible preferred stock issued during the fourth quarter of 1998. Preferred shares were convertible into common stock at the discretion of the holder. All preferred shares were converted by the end of the third quarter of 2000, and no dividends were earned or accrued during the first quarter of 2001.

Liquidity and Capital Resources

We have historically financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised over $42 million in equity capital. We have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we expect continue to incur quarterly operating losses at least through the third quarter of 2001 and possibly longer. We have historically needed to raise capital to fund our operating losses. Although we believe that we have sufficient cash to fund our operations during the next twelve months, continuing use of cash in operations could make it necessary to raise additional capital in the future and there are no assurances that such capital would be available on acceptable terms, if at all.

Cash used in operating activities was $1.7 million in the first quarter of 2001 compared to $100 thousand in the first quarter of 2000. The use of cash in 2001 resulted from financing our net loss (as adjusted for non-cash charges that are included in the operating loss) of $1.2 million in the first quarter of 2001 and $300 thousand in the first quarter of 2000, and from net working capital changes requiring the use of cash in the amount of $500 thousand in the first quarter of 2001 and generating cash in the amount of $200 thousand in the first quarter of 2000. Changes in working capital balances in the first quarter of 2001 are primarily related to increases in inventories due to lower than anticipated sales, and reductions in accounts payable partially offset by decreases in accounts receivable. Changes in working capital balances in the first quarter of 2000 were due to decreases in accounts receivable and increases in accounts payable and in other liability accounts, partially offset by moderate increases in prepaid expenses and inventories.

Cash used in investing activities was $80 thousand in the first quarter of 2001 compared to $120 thousand in the first quarter of 2000. Investing activities primarily reflect the cost of test equipment, tooling costs for new products, and furniture, new computers and purchased software for new employees.

Cash provided by financing activities was $500 thousand in the first quarter of 2001 and $4.1 million during the first quarter of 2000. Financing activities in 2001 consisted primarily of the exercise of employee stock options. Cash from financing activities in 2000 included $3.3 million from the exercise of warrants, $500 thousand from the sale of common stock and $200 thousand from the exercise of employee stock options.

Our cash balances as of March 31, 2001 were $6.1 million. We may seek additional funding in 2001 to fund our operations and to strengthen our working capital balances, which we would intend to accomplish through the issuance of additional equity securities, through increased borrowings on our bank lines as the levels of receivables permit, and through development funding from development partners. At March 31, 2001 the amounts available under our $4.0 million bank lines of credit were approximately $3.0 million.

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

We have historically relied on our ability to raise equity capital to fund our operating losses and working capital requirements

Since our inception, we have issued more than $42 million in equity capital and at March 31, 2001, we had an accumulated deficit of more than $24 million. Although we believe that our cash balances as of March 31, 2001 of $6.1 million are adequate to fund our operations during the next twelve months, continued losses could make it necessary for us to raise additional capital in 2001 or in the future. We may not be able to raise additional capital on acceptable terms, if at all. If we do, the additional capital may be on terms that are dilutive to existing stockholders. If we are unable to raise sufficient capital, we may not be able to remain competitive or continue our operations at present levels, or at all.

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

Our ability to generate increased revenue depends significantly on the commercial success of Windows-powered handheld devices, particularly the Pocket PC, and other devices such as the new line of handhelds with expansion options announced by Palm. As a result, our future success depends on factors outside of our control, including market acceptance of Pocket PC devices generally and other factors affecting the commercial success of Pocket PCs devices, including availability of critical components such as processors, changes in industry standards or the introduction of new or competing technologies. For instance, our revenue for the first quarter of fiscal 2001 fell below prior expectations because of delays in shipment of Pocket PC devices by one of the Pocket PC manufacturers. Any delays in or failure of Pocket PC and other Windows-powered devices or the new Palm devices to ship on schedule, or to achieve or maintain market acceptance would reduce the number of potential customers of our products.

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

We depend on key employees and we need to attract and retain them

Our future success will depend upon the continued service of certain key technical and senior management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our existing key managerial, technical or sales and marketing personnel. The loss of key personnel could adversely affect our business.

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

We depend on distributors, resellers and OEMs to sell our products

We sell our products primarily through distributors, resellers and original equipment manufacturers, or OEMs. Our largest distributor, Ingram Micro in the United States, accounted for approximately 26% of our revenue in 2000 and approximately 27% of our revenue for the first quarter of 2001. Our agreements with OEMs, distributors and resellers, in large part, are nonexclusive and may be terminated on short notice by either party without cause. Our OEMs, distributors and resellers are not within our control, are not obligated to purchase products from us and may represent other lines of products. A reduction in sales effort or discontinuance of sales of our products by our OEMs, distributors and resellers could lead to reduced sales.

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

Concentration of credit risks and of suppliers

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and accounts receivable. We invest our cash in cash demand deposits and in a money market fund. The Company places its investments with high-credit-quality financial institutions and limits the credit exposure to any one financial institution or instrument. However, we are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on our balance sheet. Accounts receivables are derived primarily from distributors and original equipment manufacturers. We perform ongoing credit evaluations of our customers' financial condition but generally require no collateral. Reserves are maintained for potential credit losses, and such losses have been within our expectations. However, to the extent that a large customer fails or is unable to pay, we are exposed to credit risk to the extent of the amounts due to us.

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

A significant portion of our revenues are derived from export sales

Export sales (sales to customers outside the United States) accounted for approximately 21% of our revenue in 2000 and approximately 32% of our revenue in the first quarter of 2001. Accordingly, our operating results are subject to the risks inherent in export sales, including longer payment cycles,
  unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in managing foreign operations,
  the burdens of complying with a variety of foreign laws,
  greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences, and
  political and economic instability.

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

Our stock price is highly volatile

Our stock price is highly volatile. During the period from January 1, 2000 through April 23, 2001, our stock price fluctuated between a high of $51.38 and a low of $1.84. Stock price fluctuations are caused by many factors, some of which may be beyond our control including general economic conditions and the outlook of market analysts and investors of the industry that we are in.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control

We do not have a detailed disaster recovery plan. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue to increase in severity, they could disrupt our operations. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended March 31, 2001, a decline of 1% in interest rates would reduce our quarterly interest income by approximately $15,000.

Our bank credit line facilities of up to $4 million have variable interest rates based upon the lenders index rate plus 0.75% for the domestic line (up to $2.5 million) and the index rate plus 0.5% for the international line (up to $1.5 million). Accordingly, interest rate declines would increase our interest expense on outstanding credit line balances. We did not utilize our credit line facility during the quarter ended March 31, 2001 and did not subject ourselves to interest rate exposure. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $2,500 for each $1 million of borrowings against our bank credit facility or a maximum of $10,000 if we utilized our entire credit line.

Foreign Currency Risk. A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we allow certain of our European distributors to purchase our products in Euros, we pay the expenses of our European subsidiary in Euros or French Francs, we pay the expenses of our Japan office in Japanese Yen, and we expect to enter into selected future purchase commitments with foreign suppliers that will be paid for in the local currency of the supplier. To date these balances have been small and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net assets at the beginning, during and at the end of the quarter ended March 31, 2001, an adverse change of 10% in exchange rates would result in an increase in our net loss for the quarter of approximately $15,000. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks.

PART II. OTHER INFORMATION

Items 1 - 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a.) Exhibits

None

(b.) Reports on Form 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCKET COMMUNICATIONS, INC.

Registrant

Date: May 11, 2001	/s/ David W. Dunlap
David W. Dunlap Vice President of Finance and Administration and Chief Financial Officer