Form 10-Q
period 2001-06-30
SOCKET COMMUNICATIONS INC
filed 2001-08-14
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period ____________ to ____________

     Commission file number 1-13810

SOCKET COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3155066
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

37400 Central Court, Newark, CA 94560
(Address of principal executive offices including zip code)

(510) 744-2700
(Registrant's telephone number, including area code)

Indicate by checkmark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[  ]

Number of shares of Common Stock ($0.001 par value) outstanding as of August 10, 2001 was 23,508,417 shares.

INDEX

PART I. Financial information

Item 1. Consolidated Financial Statements:

Condensed Consolidated Balance Sheets - June 30, 2001 and December 31, 2000

Condensed Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 2001 and 2000

Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II. Other information

Item 4. Submission of Matters to a Vote of Security Holders

Signatures

PART I. FINANCIAL INFORMATION

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited) June 30, 2001	December 31, 2000*
ASSETS
Current assets:
Cash and cash equivalents	$ 6,517,806	$ 7,422,104
Accounts receivable, net	1,751,614	2,693,822
Inventories	1,932,718	1,980,021
Prepaid expenses	191,121	181,023
Total current assets	10,393,259	12,276,970

Property and equipment:
Machinery and office equipment	1,277,849	1,127,965
Computer equipment	630,667	578,408
Total property and equipment	1,858,516	1,706,373
Accumulated depreciation	(1,226,213)	(1,031,624)
Total property and equipment net of depreciation	632,303	674,749
Goodwill and other intangibles, net	9,858,996	10,700,856
Other assets	188,104	269,220
Total assets	$ 21,072,662	$ 23,921,795

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 1,712,612	$ 3,015,996
Accrued payroll and related expenses	690,439	517,052
Bank line of credit	1,510,000	--
Deferred revenue	938,202	1,046,804
Current portion of capital leases and equipment financing notes	23,861	16,679
Total current liabilities	4,875,114	4,596,531

Long term portion of capital leases and equipment financing notes	59,880	57,776

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value: Authorized shares - 100,000,000 Issued and outstanding shares - 23,497,980 at June 30, 2001 and 22,746,136 at December 31, 2000	23,498	22,746
Additional paid-in capital	42,639,232	42,108,460
Accumulated deficit	(26,525,062)	(22,863,718)
Total stockholders' equity	16,137,668	19,267,488
Total liabilities and stockholders' equity	$ 21,072,662	$ 23,921,795
_________________________
*Derived from audited financial statements.

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues	$ 2,819,930	$ 2,418,113	$ 5,746,489	$ 4,421,913
Cost of revenue	1,278,877	1,016,915	2,650,981	1,849,217
Gross profit	1,541,053	1,401,198	3,095,508	2,572,696

Operating expenses:
Research and development	1,120,230	607,253	2,114,723	1,086,490
Sales and marketing	1,335,512	933,313	2,725,783	1,670,659
General and administrative	619,512	336,807	1,152,901	680,742
Amortization of deferred compensation related to compensatory stock option grants	22,113	658,668	33,604	746,435
Amortization of goodwill and intangibles	420,930	--	841,860	--
Total operating expenses	3,518,297	2,536,041	6,868,871	4,184,326
Operating loss	(1,977,244)	(1,134,843)	(3,773,363)	(1,611,630)
Interest income	49,410	103,911	120,359	167,646
Interest expense	(4,094)	(554)	(8,340)	(1,256)
Net loss and comprehensive loss	(1,931,928)	(1,031,486)	(3,661,344)	(1,445,240)
Preferred stock dividend	--	(6,687)	--	(20,005)
Net loss and comprehensive loss applicable to common stockholders	$ (1,913,928)	$ (1,038,173)	$ (3,661,344)	$ (1,465,245)
Basic and diluted net loss per share applicable to common stockholders	$ (0.08)	$ (0.05)	$ (0.16)	$ (0.08)
Weighted average shares outstanding	23,477,253	20,500,449	23,344,251	19,081,734

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2001	2000
Operating activities
Net loss	$ (3,661,344)	$ (1,445,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194,589	101,017
Compensatory stock option grants and warrants	33,604	746,435
Amortization of goodwill and intangibles	841,860	--
Changes in operating assets and liabilities:
Accounts receivable	942,208	(211,427)
Inventories	47,303	(282,573)
Prepaid expenses	(10,098)	(162,067)
Other assets	81,116	(18,899)
Accounts payable and accrued expenses	(1,287,560)	(407,368)
Accrued payroll and related expenses	173,387	59,984
Deferred revenue	(108,602)	131,080
Net cash used in operating activities	(2,753,537)	(674,322)

Investing activities
Purchase of equipment	(152,143)	(248,241)
Net cash used in investing activities	(152,143)	(248,241)

Financing activities
Net proceeds from borrowings under bank lines of credit	1,510,000	--
Proceeds from public and other warrant exercises	--	5,021,523
Proceeds from stock option exercises	497,920	358,573
Proceeds from sale of common stock	--	517,349
Payments on capital leases and equipment financing notes, net	(6,538)	--
Net cash provided by financing activities	2,001,382	5,897,445

Net increase (decrease) in cash and cash equivalents	(904,298)	4,974,882

Cash and cash equivalents at beginning of period	7,422,104	4,284,670
Cash and cash equivalents at end of period	$ 6,517,806	$ 9,259,552

Supplemental cash flow information
Cash paid for interest	$ 8,340	$ 1,256
Dividends accrued, paid/payable in common stock	--	$ 20,005
Series B preferred stock converted to common stock	--	$ 215,472
Series C preferred stock converted to common stock	--	$ 479,647

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards become effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill for the three and six months ended June 30, 2001 was $358,244 and $716,488, respectively. Amortization of other intangible assets for the three and six months ended June 30, 2001 was $62,866 and $125,732, respectively. There was no amortization of goodwill and other intangible assets for the same periods in 2000. Based on acquisitions completed as of June 30, 2001, application of the non-amortization provisions of these rules is expected to result in an increase in net income of approximately $1,433,000 per year.

The new rules also require business combinations after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 will not be amortized. Goodwill existing at June 30, 2001, will continue to be amortized through the end of fiscal 2001. The amount of unamortized goodwill at June 30, 2001 was $8,956,105. The Company expects to amortize goodwill in the amount of $358,244 per quarter for the reminder of the year. During fiscal 2002, the Company will test goodwill for impairment under the new rules, applying a fair-value-based test. Through the end of fiscal 2001, the Company will test goodwill for impairment using the current method, which uses an undiscounted cash flow test.

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

NOTE 3 - Inventories

Inventories consist principally of raw materials and subassemblies, which are stated at the lower of cost (first-in, first-out) or market.

	June 30, 2001	December 31, 2000
Raw materials and subassemblies	$ 1,875,892	$ 1,914,749
Finished goods	56,826	65,272
Total	$ 1,932,718	$ 1,980,021

NOTE 4 - Bank Financing Arrangements

In March 2001 The Company renewed its credit agreement ("Credit Agreement") with a bank which expires on February 28, 2002. The credit facility under the Credit Agreement allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables ($2,500,000 and $1,500,000, respectively), at the lenders index rate which is based on prime, plus 0.75% and 0.5%, respectively, on domestic and international receivables. The rates in effect at June 30, 2001 were 7.5% and 7.25% on the domestic and international lines, respectively. At June 30, 2001 outstanding amounts on the lines were $780,000 and $730,000 respectively which were the approximate amounts available on the lines.

NOTE 5 - Income Taxes

Due to the Company's loss position, there was no provision for income taxes for the three and six months ended June 30, 2001 and 2000.

NOTE 6 - Net Loss Per Share and Net Loss Per Share Applicable to Common Stockholders

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Numerator for basic and diluted:
Net Loss	$ (1,931,928)	$ (1,031,486)	$ (3,661,344)	$ (1,445,240)
Preferred stock dividends	--	(6,687)	--	(20,005)
Net loss applicable to common stockholders	$ (1,931,928)	$ (1,038,173)	$ (3,661,344)	$ (1,465,245)

Denominator:
Weighted average common shares outstanding used in computing basic and diluted net loss per share	23,477,253	20,500,449	23,344,251	19,081,734

Basic and diluted net loss per share applicable to common stockholders	$ (0.08)	$ (0.05)	$ (0.16)	$ (0.08)

The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses since inception and thus no potential common shares from the exercise of stock options, conversion of convertible preferred stock, or exercise of warrants have been included in the net loss per share calculation as their effect would be antidilutive. There were 4,814,490 common shares excluded from the calculation as of June 30, 2001 consisting of 3,746,218 shares relating to outstanding options and 1,068,272 shares relating to outstanding warrants. There were 3,525,001 common shares excluded from the calculation as of June 30, 2000 consisting of 435,730 shares relating to outstanding convertible preferred stock, 2,000,999 shares relating to outstanding stock options and 1,088,272 shares relating to outstanding warrants.

NOTE 7 - Segment Information

The Company operates in one segment, connection solutions for mobile computers and other electronic devices. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Information regarding geographic areas for the three and six months ended June 30, 2001 and 2000 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2001	2000	2001	2000
United States	$ 1,918,832	$ 1,914,214	$ 3,903,691	$ 3,403,226
Europe	517,344	354,313	1,084,636	743,168
Asia and rest of world	383,754	149,586	758,192	275,519
Total	$ 2,819,930	$ 2,418,113	$ 5,746,489	$ 4,421,913

Export revenues are attributable to countries based on the location of the customers. The Company does not hold long lived assets in foreign locations.

Major customers who accounted for at least 10% of total revenues during the three and six months ended June 30, 2001 and 2000 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Ingram Micro	25%	31%	26%	28%
Merisel	*	19%	*	15%
Sprint PCS	*	14%	*	*

(* Denotes less than 10%)

SOCKET COMMUNICATIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including the statements made under the "outlook" headings below. The forward-looking statements involve risks and uncertainties, including, among other things, the uncertainties associated with forecasting future revenues, costs and expenses. Our actual results may differ materially from the results discussed in the forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. Factors that might cause such a difference include, but are not limited to, those discussed below and under "Risk Factors". We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the interim condensed consolidated financial statements and notes included elsewhere in this report, and with management's Discussion and Analysis of Financial Condition and Results of operations in the Company's Annual Report on Form 10-KSB.

Revenue

We are a leading supplier of connectivity plug-in card products to the handheld and notebook computing markets. Total revenue for the three and six months ended June 30, 2001 of $2.8 million and $5.7 million, respectively, increased 17% and 30% over revenue of $2.4 million and $4.4 million for the corresponding periods a year ago.

Our core technologies are in transferring data into and out of Windows-powered mobile computing devices through the PC Card or CompactFlash slots. Our products are designed to achieve high data transfer speeds with low power consumption. Our primary marketing and sales focus is on connection products for Windows CE handheld computers, the largest category being Pocket PCs. Our connection products generally also work in Windows-powered notebooks.

Our plug-in connection card products are grouped into five product families. Our peripheral connection cards are designed to connect one or more peripheral devices such as a keyboard, monitor or another computer, to a mobile computer. Our data collection cards are designed to connect bar code scanners such as a bar code wand, scanning gun, or a bar code printer to a mobile computer. Our digital phone cards are designed to connect a data-enabled mobile phone to a mobile computer, providing access to email, to the Internet, or to corporate intranets while mobile. Our Ethernet cards are designed to connect a mobile computer to an Ethernet network. And our Bluetooth Personal Network Cards and modules are designed to wirelessly connect other Bluetooth-enabled electronic devices such as mobile phones, printers, bar code scanner and printers, and local area network access points to a mobile computer within a personal area network radius of approximately thirty feet. Our connection product strategy has been to create a broad family of low-power connection products in the PC card and CompactFlash form factor, with standard (removable cable), ruggedized (fixed cable), or with Bluetooth wireless connection designs that work with Windows-powered handheld and notebook computers.

We also earn revenue from the sale of our interface chips to third parties, from the licensing of our software to others, and from non-recurring engineering services relating to embedded design services for third parties, including embedding our Bluetooth modules into third party products.

Revenues from the sale of peripheral connection cards were $1.1 million and $2.3 million, respectively, for the three and six month periods ended June 30, 2001, compared to $0.8 million and $2.0 million for the same periods one year ago. Moderate increases in the volumes of PC card sales for notebooks in 2001 were partially offset by lower sales of custom labeled products to OEM customers in 2001 resulting from the completion in the first quarter of 2000 of an OEM contract.

Revenue from the sale of data collection cards were $0.7 million and $1.2 million, respectively, for the three and six month periods ended June 30, 2001, compared to $0.6 million and $1.0 million for the same periods one year ago. Increases in 2001 were due to increased shipments of our CompactFlash In-Hand Scan Card.

Revenue from the sale of digital phone cards were $0.3 million and $0.8 million, respectively, for the three and six month periods ended June 30, 2001, compared to $0.5 million and $0.6 million for the same periods one year ago. Higher retail sales in 2001 were partially offset by moderately lower sales in 2001 to phone network carriers and to customers through our distribution channels. Sales levels during the first quarter and part of the second quarter of 2001 were adversely affected by lower Pocket PC computer sales due to supply shortages of Pocket PCs in the retail channel.

Revenue from the sale of Ethernet cards were $0.3 million and $0.8 million, respectively, for the three and six month periods ended June 30, 2001, compared to $0.5 million and $0.8 million for the same periods one year ago. Sales levels during the first quarter and part of the second quarter of 2001 were adversely affected by lower Pocket PC computer sales due to supply shortages of Pocket PCs in the retail channel.

Revenue from the sale of Bluetooth cards were $0.1 million and $0.2 million, respectively, for the three and six month periods ended June 30, 2001, compared to zero for the same periods one year ago. Bluetooth product sales in 2001 were primarily from sales of developer evaluation kits.

Revenue from funded engineering services were $0.2 million and $0.4 million, respectively, for the three and six month periods ended June 30, 2001, compared to zero for the same periods one year ago. We have offered engineering design services to third parties since our acquisition of 3rd Rail Engineering, a engineering design and services company early in the fourth quarter of 2000.

Revenue from the sale of our custom interface chips to third parties were $0.1 million for the three and six month periods ended June 30, 2001, compared to zero for the same period one year ago. We began selling our interface chips in the third quarter of 2000.

We distribute our products primarily through third-party distribution channels. In the United States, our largest distributor is Ingram Micro, which accounted for approximately 25% and 26% of worldwide revenues in the three and six month periods ended June 30, 2001 compared to 31% and 28% for the same periods one year ago. We also sell our products internationally through 35 distributors in 27 countries in Europe, Asia and the Pacific Rim. Our distributors resell to computer retail stores, electronic products catalog companies and value added resellers. During 2000, we also began selling our Digital Phone Cards in the U.S. through mobile phone network carriers. Recognition of revenue on shipments to distributors and the related cost of sales are deferred until such distributors resell the products to their customers. Recognition of revenue on shipments to customers other than distributors occurs generally at the time of shipment. We also sell our products directly to selected large customers, particularly for custom products sold to original equipment manufacturers.

Revenue outlook for the second half of 2001

Current economic slowdown and temporary manufacturing shortages of Pocket PCs during the first quarter of 2001 continued into the second quarter but sufficient supplies of Pocket PCs became available from the Pocket PC manufacturers by June to meet increasing demand, and Pocket PC manufacturers have announced that they expect to continue to manufacture sufficient quantities of Pocket PCs to meet expected demand levels. In addition, we anticipate additional Pocket PCs models, many with popular bright outdoor screens, will be available in time for the fall holiday buying season. Long manufacturing lead times for the bright outdoor screens were a major factor contributing to the Pocket PC supply shortages in the first half of 2001. Sales of Pocket PCs are a major driver of sales for our CompactFlash connection cards. In addition to anticipated growth in the available supply of Pocket PC's, factors driving increased demand will include our planned introduction of new products including Bluetooth CompactFlash connection cards and combination input/output and memory cards, expansion of our markets with the introduction of phone card products for the newest handheld units from Palm, Inc. that have expansion options, the broadening of our distribution channels into additional electronic retail store outlets, and additional engineering revenue anticipated from our offering embedded engineering services for new Bluetooth modules as our research and development workload decreases. Based on these expected developments, we anticipate moderate revenue growth in the 3rd quarter, increasing in the 4th quarter. If any of these anticipated developments do not occur, our revenue outlook will be adversely affected.

Gross Margins

Gross margins for the three and six month periods ended June 30, 2001 were 55% and 54%, respectively, compared to margins of 58% for same periods in 2000. Factors reducing gross margins in 2001 included higher fixed manufacturing costs as we increased staffing to manage anticipated growth, and growth in lower margin nonrecurring engineering services revenue and moderately lower margin CompactFlash product sales.

Gross Margin outlook for the balance of 2001. We expect the Company's CompactFlash products to continue to drive revenue growth during the balance of 2001, with more sales qualifying for volume purchase discounts. As our sales mix continues to shift toward higher volume sales, and increases in lower-margin engineering services revenues, we expect our margins to continue to decline by a few percentage points. We also expect to achieve cost reductions on our products from volume manufacturing efficiencies and engineering improvements which will partially mitigate the effects of lower unit pricing. We expect our pricing model during 2001 to maintain our margins at or above fifty percent. However, future unanticipated inventory write-offs and write-downs and other factors could adversely impact our margin results.

Research and Development Expense

Research and development expense in the three and six month periods ended June 30, 2001 was $1.1 million and $2.1 million, respectively, an increase of 84 percent and 95 percent, respectively, over research and development expense for the corresponding periods in the previous year. This increase was due primarily to increases in engineering resources beginning with the fourth quarter of 2000 from our acquisition of 3rd Rail Engineering in October 2000. The additional engineering resources have enabled us to undertake and sustain three major engineering development programs. These programs are:

  wireless plug-in Bluetooth CompactFlash cards, embedded modules and Bluetooth software;
  combination CompactFlash memory and input/output cards with removable memory including development of a new ASIC interface chip; and
  development work on a smaller SD form factor for all of our CompactFlash connection products.

Research and development expense also included $0.1 million and $0.2 million of third party software development expense during the three and six months periods ended June 30, 2001, respectively, compared to zero in the same periods of the previous year. During 2001, we also incurred higher occupancy and administrative support costs, partially offset by reductions in outside services.

Outlook for Research and Development Costs for the balance of 2001: We believe that we have the resources we need to sustain our development programs during the balance of 2001. Quarterly development expense is expected to moderately decline quarter over quarter from second quarter 2001 levels as we complete major phases of our Bluetooth development programs during the third quarter of 2001 and begin to shift our engineer efforts to providing more customer-funded engineering and design services for embedded Bluetooth modules where the costs are accounted for as costs of revenue. We also completed in the first half of 2001 expenses associated with our investments in third party software development.

Sales and Marketing Expense

Sales and marketing expense for the three and six month periods ended June 30, 2001 was $1.3 million and $2.7 million, respectively, an increase of 43 percent and 63 percent compared to sales and marketing expense in the corresponding periods of 2000. During the first half of 2001, we nearly doubled the number of sales, marketing and customer service personnel over personnel staffing levels in the first half of 2000, allowing us to commit sales and marketing personnel to each product family, and we added a Vice President of Sales midway through the first quarter of 2000. During the first and second quarters of 2001, we also expanded our international sales and marketing presence in Europe and Asia. Approximately 80 percent and 70 percent, respectively, of the growth in sales and marketing expense for the three and six month periods ended June 30, 2001 over the corresponding periods in the previous year was due to higher personnel costs resulting from increases in our personnel. We also expanded our advertising and increased our attendance at trade shows in 2001 to reach new markets for our newer products.

Sales and Marketing expense outlook for the balance of 2001: Quarterly sales and marketing expense is expected to remain substantially level with first and second quarter 2001 levels during the third quarter ending September 30, 2001, and to grow moderately in the fourth quarter ending December 31, 2001 to support anticipated revenue growth and fall trade show activities.

General and Administrative Expense

General and administrative expense for the three and six month periods ended June 30, 2001 was $0.6 million and $1.2 million, an increase of 84 percent and 69 percent, respectively, compared to the same periods in 2000. Approximately 40 percent and 50 percent of the increase in the three and six month periods ended June 30, 2001, respectively, related to increased administrative staffing and from the appointment of Kevin Mills as CEO in late March 2000, replacing Charlie Bass who served from April 1997 to March 2000 without cash remuneration. In July 2000, we were listed on the Nasdaq National Market System, and our expenses reflect the higher fees associated with that listing along with higher audit and insurance costs during 2001 associated with growth compared to the same periods one year earlier.

General and administrative expense outlook for the balance of 2001. We expect our quarterly general and administrative expenses to remain flat in the third quarter ending September 30, 2001 compared to the previous quarter ended June 30, 2001 and to moderately increase in the fourth quarter ending December 31, 2001. We expect to moderately increase our public relations activities in the fourth quarter of the year, anticipating increased investor interest following release of our Bluetooth wireless products during the third quarter.

Charges related to compensatory stock option grants

We reported stock-based compensation expense of $22 thousand and $34 thousand for the three and six month periods ended June 30, 2001 compared to expense of $0.7 million and $0.7 million for the same periods in 2000. Charges in 2001 related to the vesting of stock option grants awarded to consultants. The higher charges in 2000 were due to higher vesting levels primarily attributed to a stock grant awarded in 1998 to Charlie Bass for his services as CEO from April 1997 that became accountable as a compensatory grant at the end of March 2000 when Kevin Mills was promoted to CEO, to the accelerated vesting of stock grants to two directors who completed their terms of service in June 2000, and to higher market stock prices applicable to shares vesting during the period. Mr. Bass' grant was accelerated to fully vest during the third quarter of 2000 and no additional charges relating to this grant were incurred in 2001.

Outlook for the balance of 2001: We have terminated our stock option grant arrangements with consultants, and no additional charges related to compensatory stock option grants are expected to be incurred during the second half of 2001.

Amortization of goodwill and intangibles

On October 5, 2000, the Company acquired 3rd Rail Engineering, an engineering services firm specializing in embedded systems engineering design and integration services for Windows CE and other operating system environments. The acquisition was valued at $11.3 million of which approximately $1.1 million was attributed to intangible intellectual property and approximately $10.0 million was attributed to goodwill. Goodwill will be amortized through 2001 in accordance with SFAS Nos. 141 and 142. The Company will test goodwill for impairment under the new rules during the reminder of 2001 and from 2002 onward and make adjustments accordingly. Other intangible assets will be amortized over their estimated useful lives of 3 to 8 years. Amortization charges of $0.4 million and $0.8 million during the three and six month periods ended June 30, 2001 represents the amortization of goodwill and other intangibles relating to the acquisition of 3rd Rail.

Outlook for 2001: Amortization of goodwill and intangible assets for the 3rd Rail acquisition will continue during 2001 at a quarterly rate of $0.4 million. The net unamortized investment balance is classified on the balance sheet as a noncurrent asset.

Interest Income, Interest Expense, Net

Interest income reflects interest earned on cash balances. Cash balances increased during the first half of 2000 due to the exercise of public warrants, and have declined since June 2000 primarily due to the funding of net operating losses and working capital investments in inventory and receivables. Interest income of $49 thousand and $120 thousand for the three and six month periods ended June 30, 2001 compared to interest income of $104 thousand and $168 thousand in the same periods one year ago. Interest expense in the three and six month periods ended June 30, 2001 was $4 thousand and $8 thousand and related primarily to interest on equipment lease financing obligations assumed from 3rd Rail Engineering in October 2000.

Income Taxes

There were no provisions for Federal or state income taxes as the Company incurred net operating losses in all periods.

Preferred Stock Dividend; Accretion of Preferred Stock

Preferred stock dividends in the three and six months ended June 30, 2000 reflected dividends accrued at a rate of 8% per annum on unconverted Series B convertible preferred stock issued during the first quarter of 1998 (first quarter only), on Series C convertible preferred stock issued during the first and second quarters of 1998, and on Series D convertible preferred stock issued during the fourth quarter of 1998. Preferred shares were convertible into common stock at the discretion of the holder. All preferred shares were converted by the end of the third quarter of 2000, and no dividends were earned or accrued during 2001.

Liquidity and Capital Resources

We have historically financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised over $42 million in equity capital. We have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we expect to continue to incur quarterly operating losses at least through the end of 2001 and possibly longer. We have historically needed to raise capital to fund our operating losses. Although we believe that we have sufficient cash to fund our operations during the next twelve months, continuing use of cash in operations could make it necessary to raise additional capital in the future and there are no assurances that such capital would be available on acceptable terms, if at all.

Cash used in operating activities was $2.8 million in the first half of 2001 compared to $0.7 million in the first half of 2000. The use of cash resulted from financing our net loss (as adjusted for non-cash charges that are included in the operating loss) of $2.6 million in the first half of 2001 and $0.6 million in the first half of 2000, and from net working capital changes requiring the use of cash in the amount of $0.2 million in the first half of 2001 and $0.1 million in the first half of 2000. Changes in working capital balances in the first half of 2001 were primarily related to decreases in receivables due to higher collections and flat revenues compared to the previous quarter, and decreases in accounts payable as we reduced our inventory purchases. Changes in working capital balances in the first half of 2000 were due to increases in accounts receivable and inventories associated with revenue growth offset by increases in accounts payable and deferred revenue accounts.

Cash used in investing activities was $0.15 million in the first half of 2001 compared to $0.25 million in the first half of 2000. Investing activities primarily reflect the cost of test equipment, tooling costs for new products, and furniture, new computers and purchased software for new employees.

Cash provided by financing activities was $2.0 million in the first half of 2001 and $5.9 million during the first half of 2000. Financing activities in 2001 consisted of the use of our bank credit line facility at June 30, 2001 and the exercise of employee stock options. Cash from financing activities in 2000 included $5.0 million from the exercise of warrants, $0.5 million from the sale of common stock and $0.4 million from the exercise of employee stock options.

Our cash balances as of June 30, 2001 were $6.5 million. We may seek additional funding in 2001 to fund our operations and to strengthen our working capital balances, which we would intend to accomplish through the issuance of additional equity securities, through increased borrowings on our bank lines as the levels of receivables permit, and through development funding from development partners. At June 30, 2001 the amounts drawn under our $4.0 million bank lines of credit of $1.5 million were approximately the amounts available under the line.

Risk Factors

We have a history of operating losses and we cannot assure you that we will achieve ongoing profitability

We have incurred significant operating losses since our inception in 1992. We expect to continue to incur quarterly operating losses at least through the end of 2001 and possibly longer. Profitability, if any, will depend upon:

  increased market acceptance of products including new products being introduced into the market;
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

We have historically relied on our ability to raise equity capital to fund our operating losses and working capital requirements

Since our inception, we have issued more than $42 million in equity capital and at June 30, 2001, we had an accumulated deficit of more than $26 million. Although we believe that our cash balances as of June 30, 2001 of $6.5 million are adequate to fund our operations during the next twelve months, continued losses could make it necessary for us to raise additional capital in 2001 or in the future. We may not be able to raise additional capital on acceptable terms, if at all. If we do, the additional capital may be on terms that are dilutive to existing stockholders. If we are unable to raise sufficient capital, we may not be able to remain competitive or continue our operations at present levels, or at all.

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

Our ability to generate increased revenue depends significantly on the commercial success of Windows-powered handheld devices, particularly the Pocket PC, and other devices such as the new line of handhelds with expansion options announced by Palm. As a result, our future success depends on factors outside of our control, including market acceptance of Pocket PC devices generally and other factors affecting the commercial success of Pocket PCs devices, including availability of critical components such as processors, changes in industry standards or the introduction of new or competing technologies. For instance, our revenue for the first half of fiscal 2001 fell below prior expectations because of delays in shipment of Pocket PC devices by one of the Pocket PC manufacturers. Any delays in or failure of Pocket PC and other Windows-powered devices or the new Palm devices to ship on schedule, or to achieve or maintain market acceptance would reduce the number of potential customers of our products.

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

We depend on alliances and other business relationships with a small number of third parties

Our strategy is to establish strategic alliances and business relationships with leading participants in various segments of the communications and mobile computer markets. In accordance with this strategy, we have entered into alliances or relationships with Axis Communications, Bell Mobility, Cambridge Silicon Radio, Compaq Computer Corporation, Hewlett-Packard Company, Hitachi, Intermec, Microsoft, Palm, SanDisk Corporation, Sprint PCS, Symbol Technologies, Targus Group International, Toshiba Corporation and Welch Allyn. Our success will depend not only on our continued relationships with these parties, but also on our ability to enter into additional strategic arrangements with new partners on commercially reasonable terms. We believe that, in particular, relationships with application software developers are important in creating commercial uses for our products. Any future relationships may require us to share control over our development, manufacturing and marketing programs or to relinquish rights to certain versions of our technology. Also, our strategic partners may revoke their commitment to our products or services at any time in the future, or may develop their own competitive products or services. Also, the hardware or software of such companies that is integrated into our products may contain defects or errors. Accordingly, our strategic relationships may not result in sustained business alliances, successful product or service offerings or the generation of significant revenues. Failure of one or more of such alliances could result in delay or termination of product development projects, reduction in market penetration, decreased ability to win new customers or loss of confidence by current or potential customers.

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

We depend on distributors, resellers and OEMs to sell our products

We sell our products primarily through distributors, resellers and original equipment manufacturers, or OEMs. Our largest distributor, Ingram Micro in the United States, accounted for approximately 26% of our revenue in 2000 and approximately 26% of our revenue for the first half of 2001. Our agreements with OEMs, distributors and resellers, in large part, are nonexclusive and may be terminated on short notice by either party without cause. Our OEMs, distributors and resellers are not within our control, are not obligated to purchase products from us and may represent other lines of products. A reduction in sales effort or discontinuance of sales of our products by our OEMs, distributors and resellers could lead to reduced sales.

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

A significant portion of our revenues are derived from export sales

Export sales (sales to customers outside the United States) accounted for approximately 21% of our revenue in 2000 and approximately 32% of our revenue in the first half of 2001. Accordingly, our operating results are subject to the risks inherent in export sales, including longer payment cycles,
  unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in managing foreign operations,
  the burdens of complying with a variety of foreign laws,
  greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences, and
  political and economic instability.

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

Our stock price is highly volatile

Our stock price is highly volatile. During the period from January 1, 2000 through August 1, 2001, our stock price fluctuated between a high of $51.38 and a low of $1.84. Stock price fluctuations are caused by many factors, some of which may be beyond our control including general economic conditions and the outlook of market analysts and investors of the industry that we are in.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended June 30, 2001, a decline of 1% in interest rates would reduce our quarterly interest income by approximately $12,500.

Our bank credit line facilities of up to $4 million have variable interest rates based upon the lenders index rate plus 0.75% for the domestic line (up to $2.5 million) and the index rate plus 0.5% for the international line (up to $1.5 million). Accordingly, interest rate increases would increase our interest expense on outstanding credit line balances. We utilized our credit line facility only at the end of the quarter ended June 30, 2001 and did not subject ourselves to interest rate exposure. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $2,500 for each $1 million of borrowings against our bank credit facility or a maximum of $10,000 if we utilized our entire credit line.

Foreign Currency Risk. A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we allow certain of our European distributors to purchase our products in Euros, we pay the expenses of our European subsidiary in Euros or French Francs, we pay the expenses of our Japan office in Japanese Yen, and we expect to enter into selected future purchase commitments with foreign suppliers that will be paid for in the local currency of the supplier. To date these balances have been small and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net assets at the beginning, during and at the end of the quarter ended June 30, 2001, an adverse change of 10% in exchange rates would result in an increase in our net loss for the quarter of approximately $14,000. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks.

PART II. OTHER INFORMATION

Items 1 - 3. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company, held at the Company's Newark facilities on June 20, 2001, the stockholders reelected seven directors to serve until the next annual meeting of stockholders (proposal one), did not approve a proposal to amend the Company's Certificate of incorporation to divide the Board of Directors into three classes of Directors serving staggered three-year terms (proposal two), approved an amendment to the 1995 Stock Plan to increase the number of shares of Common Stock reserved for issuance as stock option grants thereunder by 900,000 shares to 5,035,000 shares (proposal three), approved an automatic annual increase of authorized shares under the 1995 Stock Option Plan equivalent to the lesser of 2 million shares, 4% of the outstanding shares of common stock on the first day of each fiscal year, or a lesser amount as determined by the Board of Directors (proposal four) and ratified the appointment of Ernst & Young LLP to continue as the independent public accountants of the Company for the fiscal year ending December 31, 2001 (proposal five). Total voting shares on the record date of April 23, 2001 consisted of 23,448,893 common shares issued and outstanding. A total of 19,405,006 shares or 82.8% of outstanding shares were present or voting by proxy.

Results of the stockholder vote were as follows:

ITEM	FOR	WITHHELD	RESULT
Election of Directors (Proposal 1):
Charlie Bass (1)	19,143,421	261,585	Elected
Kevin J. Mills	18,845,662	559,344	Elected
Michael L. Gifford	19,122,296	282,710	Elected
Gianluca Rattazzi (2)	18,829,305	575,701	Elected
Leon Malmed (1)	19,221,071	183,935	Elected
Enzo Torresi (2)	18,443,326	961,680	Elected
Burnett Donoho (1)	19,220,226	184,780	Elected
(1) Denotes member of Audit Committee
(2) Denotes member of Compensation Committee

Shareholder voting results (continued):

ITEM	FOR	AGAINST	ABSTAIN	RESULT
Approve staggered three year terms for directors (Proposal 2). Requires approval of a majority of shares outstanding or 11,724,446 shares to pass	8,405,701	1,110,760	54,495	Did not pass for lack of a majority vote
Amend 1995 Stock Plan to add 900,000 shares (Proposal 3). Requires approval of a majority of votes cast to pass.	6,353,023	3,163,496	54,437	Approved
Amend 1995 Stock Plan to initiate Annual Stock Plan increases (Proposal 4). Requires approval of a majority of votes cast to pass.	6,215,016	3,282,959	72,981	Approved
Reappoint Ernst & Young LLP (Proposal 5). Requires approval of a majority of votes cast to pass.	19,303,119	54,086	47,801	Approved

Item 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a.) Exhibits

None

(b.) Reports on Form 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCKET COMMUNICATIONS, INC.

Registrant

Date: August 10, 2001	/s/ David W. Dunlap
David W. Dunlap Vice President of Finance and Administration and Chief Financial Officer