Form 10-Q
period 2001-09-30
SOCKET COMMUNICATIONS INC
filed 2001-11-13
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2001

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

Indicate by checkmark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[  ]

Number of shares of Common Stock ($0.001 par value) outstanding as of November 9, 2001 was 23,517,355 shares.

INDEX

PART I. Financial information

Item 1. Consolidated Financial Statements:

Condensed Consolidated Balance Sheets - September 30, 2001 and December 31, 2000

Condensed Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 2001 and 2000

Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II. Other information

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited) September 30, 2001	December 31, 2000*
ASSETS
Current assets:
Cash and cash equivalents	$ 5,205,857	$ 7,422,104
Accounts receivable, net	1,966,567	2,693,822
Inventories	2,176,015	1,980,021
Prepaid expenses	276,135	181,023
Total current assets	9,624,574	12,276,970

Property and equipment:
Machinery and office equipment	1,233,801	1,127,965
Computer equipment	664,890	578,408
Total property and equipment	1,898,691	1,706,373
Accumulated depreciation	(1,328,220)	(1,031,624)
Total property and equipment net of depreciation	570,471	674,749
Goodwill and other intangibles, net	9,438,066	10,700,856
Other assets	219,377	269,220
Total assets	$ 19,852,488	$ 23,921,795

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 1,984,015	$ 3,015,996
Accrued payroll and related expenses	486,361	517,052
Bank line of credit	1,638,261	--
Deferred revenue	781,325	1,046,804
Current portion of capital leases and equipment financing notes	25,238	16,679
Total current liabilities	4,915,200	4,596,531

Long term portion of capital leases and equipment financing notes	51,497	57,776

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value: Authorized shares - 100,000,000 Issued and outstanding shares - 23,516,334 at September 30, 2001 and 22,746,136 at December 31, 2000	23,516	22,746
Additional paid-in capital	42,649,966	42,108,460
Accumulated deficit	(27,787,691)	(22,863,718)
Total stockholders' equity	14,885,791	19,267,488
Total liabilities and stockholders' equity	$ 19,852,488	$ 23,921,795
_________________________
*Derived from audited financial statements.

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues	$ 3,030,369	$ 3,264,648	$ 8,776,858	$ 7,686,561
Cost of revenue	1,445,308	1,448,296	4,096,289	3,297,513
Gross profit	1,585,061	1,816,352	4,680,569	4,389,048

Operating expenses:
Research and development	877,374	531,890	2,992,097	1,618,380
Sales and marketing	1,161,419	899,361	3,887,202	2,570,020
General and administrative	413,848	411,242	1,566,749	1,091,984
Amortization of deferred compensation related to compensatory stock option grants	--	1,087,636	33,604	1,834,071
Amortization of goodwill and intangibles	420,930	--	1,262,790	--
Total operating expenses	2,873,571	2,930,129	9,742,442	7,114,455
Operating loss	(1,288,510)	(1,113,777)	(5,061,873)	(2,725,407)
Interest income	33,501	106,913	153,860	274,559
Interest expense	(7,620)	(541)	(15,960)	(1,797)
Net loss and comprehensive loss	(1,262,629)	(1,007,405)	(4,923,973)	(2,452,645)
Preferred stock dividend	--	(27,174)	--	(47,179)
Net loss and comprehensive loss applicable to common stockholders	$ (1,262,629)	$ (1,034,579)	$ (4,923,973)	$ (2,499,824)
Basic and diluted net loss per share applicable to common stockholders	$ (0.05)	$ (0.05)	$ (0.21)	$ (0.13)
Weighted average shares outstanding	23,508,234	21,392,022	23,398,912	19,851,830

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2001	2000
Operating activities
Net loss	$ (4,923,973)	$ (2,452,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	296,596	164,819
Compensatory stock option grants and warrants	33,604	1,834,071
Amortization of goodwill and intangibles	1,262,790	--
Changes in operating assets and liabilities:
Accounts receivable	727,255	(395,333)
Inventories	(195,994)	(622,074)
Prepaid expenses	(95,112)	(170,107)
Other assets	49,843	(273,270)
Accounts payable and accrued expenses	(1,016,157)	767,197
Accrued payroll and related expenses	(30,691)	94,648
Deferred revenue	(265,479)	34,401
Net cash used in operating activities	(4,157,318)	(1,018,293)

Investing activities
Purchase of equipment	(192,318)	(400,572)
Net cash used in investing activities	(192,318)	(400,572)

Financing activities
Net proceeds from borrowings under bank lines of credit	1,638,261	--
Proceeds from stock option and warrant exercises	508,672	5,479,423
Proceeds from sale of common stock	--	517,349
Payments on capital leases and equipment financing notes, net	(13,544)	--
Net cash provided by financing activities	2,133,389	5,996,772

Net increase (decrease) in cash and cash equivalents	(2,216,247)	4,577,907

Cash and cash equivalents at beginning of period	7,422,104	4,284,670
Cash and cash equivalents at end of period	$ 5,205,857	$ 8,862,577

Supplemental cash flow information
Cash paid for interest	$15,960	$ 1,797
Dividends accrued, paid/payable in common stock	--	$ 47,179
Series B preferred stock converted to common stock	--	$ 215,472
Series C preferred stock converted to common stock	--	$ 479,647

See accompanying notes.

SOCKET COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Basis of Presentation

The accompanying financial statements of Socket Communications, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards become effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill for the three and nine months ended September 30, 2001 was $358,244 and $1,074,732, respectively. Amortization of other intangible assets for the three and nine months ended September 30, 2001 was $62,686 and $188,058, respectively. There was no amortization of goodwill and other intangible assets for the same periods in 2000. Based on acquisitions completed as of June 30, 2001, application of the non-amortization provisions of these rules is expected to result in an increase in net income of approximately $1,433,000 per year.

The new rules also require business combinations after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 will not be amortized. Goodwill existing at June 30, 2001, will continue to be amortized through the end of fiscal 2001. The amount of unamortized goodwill at September 30, 2001 was $8,597,861. The Company expects to amortize goodwill in the amount of $358,244 during the fourth quarter of fiscal 2001. During fiscal 2002, the Company will test goodwill for impairment under the new rules, applying a fair-value-based test. Through the end of fiscal 2001, the Company will test goodwill for impairment using the current method, which uses an undiscounted cash flow test.

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

NOTE 3 - Inventories

Inventories consist principally of raw materials and subassemblies, which are stated at the lower of cost (first-in, first-out) or market.

	September 30, 2001	December 31, 2000
Raw materials and subassemblies	$ 2,024,636	$ 1,914,749
Finished goods	151,379	65,272
Total	$ 2,176,015	$ 1,980,021

NOTE 4 - Bank Financing Arrangements

In March 2001 the Company renewed its credit agreement ("Credit Agreement") with a bank which expires on February 28, 2002, and is expected to be renewed. The credit facility under the Credit Agreement allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables ($2,500,000 and $1,500,000, respectively), at the lenders index rate which is based on prime, plus 0.75% and 0.5%, respectively, on domestic and international receivables. The rates in effect at September 30, 2001 were 6.75% and 6.50% on the domestic and international lines, respectively. At September 30, 2001 outstanding amounts on the lines were $886,235 and $752,026 respectively which were the approximate amounts available on the lines.

NOTE 5 - Income Taxes

Due to the Company's loss position, there was no provision for income taxes for the three and nine months ended September 30, 2001 and 2000.

NOTE 6 - Net Loss Per Share and Net Loss Per Share Applicable to Common Stockholders

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Numerator for basic and diluted:
Net Loss	$ (1,262,629)	$ (1,007,405)	$ (4,923,973)	$ (2,452,645)
Preferred stock dividends	--	(27,174)	--	(47,179)
Net loss applicable to common stockholders	$ (1,262,629)	$ (1,034,579)	$ (4,923,973)	$ (2,499,824)

Denominator:
Weighted average common shares outstanding used in computing basic and diluted net loss per share	23,508,234	21,392,022	23,398,912	19,851,830

Basic and diluted net loss per share applicable to common stockholders	$ (0.05)	$ (0.05)	$ (0.21)	$ (0.13)

The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses since inception and thus no potential common shares from the exercise of stock options, conversion of convertible preferred stock, or exercise of warrants have been included in the net loss per share calculation as their effect would be antidilutive. There were 5,764,523 common shares excluded from the calculation as of September 30, 2001 consisting of 4,696,251 shares relating to outstanding options and 1,068,272 shares relating to outstanding warrants. There were 4,287,801 common shares excluded from the calculation as of September 30, 2000 consisting of 3,219,529 shares relating to outstanding stock options and 1,068,272 shares relating to outstanding warrants.

NOTE 7 - Segment Information

The Company operates in one segment, connection solutions for mobile computers and other electronic devices. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Information regarding geographic areas for the three and nine months ended September 30, 2001 and 2000 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Revenues:	2001	2000	2001	2000
United States	$ 1,747,994	$ 2,695,897	$ 5,651,684	$ 6,099,123
Europe	724,533	391,655	1,809,170	1,134,823
Asia and rest of world	557,842	177,096	1,316,004	452,615
Total	$ 3,030,369	$ 3,264,648	$ 8,776,858	$ 7,686,561

Export revenues are attributable to countries based on the location of the customers. The Company does not hold long-lived assets in foreign locations.

Major customers who accounted for at least 10% of total revenues during the three and nine months ended September 30, 2001 and 2000 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Ingram Micro	22%	22%	25%	26%
GTran	*	19%	*	*
Merisel	*	*	*	11%
Tech Data	*	11%	*	*

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

Revenue

We are a leading supplier of connectivity plug-in card products to the handheld and notebook computing markets. Total revenue for the three and nine months ended September 30, 2001 of $3.0 million and $8.8 million, respectively, decreased 7 percent and increased 14 percent over revenue of $3.3 million and $7.7 million for the corresponding periods a year ago.

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

Our plug-in connection card products are grouped into seven product families. Our peripheral connection cards are designed to connect one or more peripheral devices such as a keyboard, monitor or another computer, to a mobile computer. Our data collection cards are designed to connect bar code scanners such as a bar code wand, scanning gun, or a bar code printer to a mobile computer. This family also includes our In-Hand Scan card, which is an integrated bar code scanner attached to a CompactFlash card. The In-Hand Scan card, along with driver software, turns a mobile computer into a laser bar code scanning device when the card is inserted in the CF slot or PC card slot with adapter. Our digital phone cards are designed to connect a data-enabled mobile phone to a mobile computer, providing access to email, to the Internet, or to corporate intranets while mobile. Our Ethernet cards are designed to connect a mobile computer to an Ethernet network. Our modems, introduced in September 2001, are designed to connect a mobile computer to a telephone landline. Our Bluetooth Personal Network Cards are designed to wirelessly connect a mobile computer to other Bluetooth-enabled electronic devices such as mobile phones, printers, bar code scanners, bar-code printers, and local area network access points within a personal area network radius of approximately thirty feet. Our Wireless LAN (802.11b) cards are designed to wirelessly connect a mobile computer to wireless local area networks based on the 802.11b standard. Our plug-in card connection product strategy has been to create a broad family of low-power connection products in the PC card and CompactFlash form factors, with standard (removable cable), ruggedized (fixed cable), or with Bluetooth or 802.11b wireless connection designs that work with Windows-powered handheld and notebook computers.

We also earn revenue from the sale of Bluetooth connection modules to third party manufacturers (OEM's) for embedding Bluetooth connections within their products, from the sale of developer kits for our scanning and Bluetooth cards and modules, from non-recurring engineering services relating to embedded design services for third parties, and from the sale of our proprietary interface chips for use in third party products.

Revenue from the sale of peripheral connection cards was $1.0 million and $3.3 million, respectively, for the three and nine month periods ended September 30, 2001, compared to $1.1 million and $3.1 million for the same periods one year ago. Moderate increases in the volumes of PC card sales for notebooks in 2001 resulted from the addition of a new quad (4-port) connection card in the fourth quarter of 2000. These increases were partially offset by lower sales of custom labeled products to OEM customers in 2001 resulting from the completion in the first quarter of 2000 of an OEM contract.

Revenue from the sale of data collection cards was $0.8 million and $2.0 million, respectively, for the three and nine month periods ended September 30, 2001, compared to $0.5 million and $1.5 million for the same periods one year ago. Increases in 2001 were due primarily to increased shipments of our CompactFlash In-Hand Scan Card.

Revenue from the sale of digital phone cards was $0.4 million and $1.1 million, respectively, for the three and nine month periods ended September 30, 2001, compared to $0.4 million and $1.0 million for the same periods one year ago. Sales levels for the nine months reflected higher retail sales partially offset by lower sales to U.S. carriers in the first and second quarters of 2001. Sales to both categories of customers in the third quarter of each year were similar.

Revenue from the sale of Ethernet cards was $0.4 million and $1.2 million, respectively, for the three and nine month periods ended September 30, 2001, compared to $0.7 million and $1.5 million for the same periods one year ago. Lower sales in 2001 reflect increased competition from lower priced Ethernet cards despite moderate sales increases of Pocket PC computer sales during 2001 compared to the previous year. Pocket PC sales in 2001 were affected by supply shortages in the first half of the year and customer model changeover expectations during the third quarter pending the introduction of new models from most Pocket PC manufacturers in the fourth quarter of 2001.

Modems were introduced as a new product in September 2001. Shipments during the quarter were primarily stocking shipments to distributors. Revenue from sales to distributors is recognized when products sell out of distributor inventory to the customer and, accordingly, revenue from sale of modem products during the third quarter was not significant.

Revenue from the sale of Bluetooth cards, modules and developer kits was $0.2 million and $0.3 million, respectively, for the three and nine month periods ended September 30, 2001, compared to zero for the same periods one year ago. Bluetooth developer kits began shipping in the fourth quarter of 2000. Bluetooth plug-in cards and modules began shipping commercially in September 2001.

Wireless LAN cards are scheduled to commence commercial shipment during the fourth quarter of 2001, and revenue for the three and nine month periods ended September 30, 2001 was zero.

Revenue from funded engineering services was $0.2 million and $0.7 million, respectively, for the three and nine month periods ended September 30, 2001, compared to zero for the same periods one year ago. We have offered limited engineering design services to third parties since our acquisition of 3rd Rail Engineering, Inc. ("3rd Rail"), an engineering design and services company, early in the fourth quarter of 2000.

Revenue from the sale of our custom interface chips to third parties was $0.2 million and $0.3 million for the three and nine month periods ended September 30, 2001, compared to $0.6 million for each of the same periods one year ago. Sales volumes reflect the timing of third party development and manufacture of products utilizing our chips. We began selling our interface chips in the third quarter of 2000.

We distribute our products primarily through third-party distribution channels. Our largest distributor is Ingram Micro, which accounted for approximately 22 percent and 25 percent of worldwide revenues in the three and nine month periods ended September 30, 2001 compared to 22 percent and 26 percent for the same periods one year ago. We also sell our products internationally through 40 distributors in 30 countries in Europe/Middle East/Africa, Asia, South and Central America, and the Pacific Rim. Our distributors resell to computer retail stores, electronic products catalog companies and value added resellers. During 2000, we also began selling our Digital Phone Cards in the U.S. through mobile phone network carriers. Recognition of revenue on shipments to distributors and the related cost of sales are deferred until such distributors resell the products to their customers. Recognition of revenue on shipments to customers other than distributors is recognized when persuasive evidence of an arrangement exists including a fixed price to the buyer, delivery has occurred, and collectibility is reasonably assured. We also sell our products directly to selected large customers, particularly for custom products sold to original equipment manufacturers.

Revenue outlook for the fourth quarter of 2001

The current worldwide economic slowdown and temporary manufacturing shortages of Pocket PCs during the first half of 2001, along with customers waiting during the third quarter for new Pocket PC models scheduled for introduction during the fourth quarter of 2001, resulted in sales of Pocket PCs during the nine months ended September 2001 increasing only moderately from the same period one year ago. Pocket PCs were introduced in April 2000. We believe that Pocket PC sales are a major driver of sales of all our handheld connection plug-in products except peripheral connection cards, which are primarily sold to users of notebooks. We anticipate revenue growth in the fourth quarter ending December 31, 2001 if, as expected, new Pocket PC models with new desirable features become available from most Pocket PC manufacturers, new Pocket PC manufacturers, such as Toshiba, enter the market, prior shortages of Pocket PCs are overcome, and increased advertising from Pocket PC manufacturers during the holiday shopping season spurs demand. Fourth quarter revenue is also expected to benefit from the introduction of new products including our Bluetooth plug-in cards and modules and modems which began commercially shipping in September 2001, phone connection cards for the M500 series of handheld computers from Palm, and our wireless LAN cards which are expected to commence shipping during the fourth quarter. We also expect increased revenue from our bar code scanning products, from chip and Bluetooth module sales, and from non-recurring engineering services based on customer commitments. In addition, product shipment delays during September due to unavailability of air transit following terrorist attacks in the U.S. in mid September, 2001 are expected to shift a moderate amount of revenue recognition from the third to the fourth quarter of 2001. If any of these anticipated developments do not occur, our revenue outlook will be adversely affected.

Gross Margins

Gross margins for the three and nine month periods ended September 30, 2001 were 52 percent and 53 percent, respectively, compared to margins of 56 percent and 57 percent for same periods in 2000. Factors reducing gross margins in 2001 included higher fixed manufacturing costs as we increased staffing to manage anticipated growth and lower gross margins on the nonrecurring engineering services portion of our revenue partially offset by slightly higher margins on product sales.

Gross Margin outlook for the balance of 2001. We anticipate that higher revenue levels for the fourth quarter of 2001 and some scheduled manufacturing cost reductions will reduce fixed manufacturing overhead costs as a percentage of total revenue and moderately improve our gross margin percentages. Partially offsetting this improvement, higher initial costs associated with new products are expected to moderately decrease our gross margin percentages. We expect our pricing model during 2001 to maintain our margins at or above fifty percent. However, future unanticipated inventory write-offs and write-downs and other factors could adversely impact our margin results.

Research and Development Expense

Research and development expense for the three and nine month periods ended September 30, 2001 was $0.9 million and $3.0 million, an increase of 65 percent and 85 percent, respectively, over research and development expense for the corresponding periods in the previous year. This increase was due primarily to increases in engineering resources beginning with the fourth quarter of 2000 from our acquisition of 3rd Rail Engineering, Inc. in October 2000. The additional engineering resources have enabled us to undertake and sustain three major engineering development programs. These programs are:

  wireless plug-in Bluetooth CompactFlash cards, embedded modules and Bluetooth software;
  combination CompactFlash memory and input/output cards including development of new ASIC interface chips; and
  development work on a smaller SD form factor for all of our CompactFlash connection products.

Research and development expense also included zero and $0.2 million of third party software development expense during the three and nine months periods ended September 30, 2001, respectively, compared to zero in the same periods of the previous year. During 2001, we also incurred higher occupancy and administrative support costs, partially offset by reductions in outside services.

Research and Development expense outlook for the balance of 2001: Quarterly research and development expense is expected to moderately decline in the fourth quarter of 2001 from third quarter of 2001 levels and to be correspondingly lower than research and development expenses in the same period one year ago as we complete additional major phases of our development programs during the third and fourth quarters of 2001 and realize the benefits of additional cost reduction programs instituted in the fourth quarter of 2001 such as reductions in the use of outside consultants and engineering services. Certain cost reductions involving reduced compensation of employees will be restored to the extent quarterly operating results in the fourth quarter of 2001 exceed target levels, and expenses could be higher.

Sales and Marketing Expense

Sales and marketing expense for the three and nine month periods ended September 30, 2001 was $1.2 million and $3.9 million, respectively, an increase of 29 percent and 51 percent compared to sales and marketing expense in the corresponding periods of 2000. During the three and nine month periods ended September 30, 2001, sales, marketing and customer service personnel staffing levels were 45 percent and 60 percent higher, respectively, than corresponding periods in fiscal 2000, as we committed sales and marketing personnel to each product family, and added a Vice President of Sales midway through the first quarter of 2000. During the first and second quarters of 2001, we also expanded our international sales and marketing presence in Europe and Asia. Almost all of the growth in sales and marketing expenses for the three months ended September 30, 2001 compared to the same period one year ago was due to increases in personnel staffing levels. Most of the growth in sales and marketing expenses for the nine months ended September 30, 2001 compared to the same period one year ago was due to increases in personnel staffing levels with the balance of the increase due to higher advertising and travel costs.

Sales and Marketing expense outlook for the balance of 2001: Quarterly sales and marketing expense for the quarter ending December 31, 2001 is expected to remain substantially level with expenses for the third quarter ending September 30, 2001. Higher anticipated costs of participation in fall trade show activities are expected to be offset by the benefits of cost reduction programs instituted in the fourth quarter of 2001. Certain cost reductions involving reduced compensation of employees will be restored to the extent quarterly operating results in the fourth quarter of 2001 exceed target levels, and expenses could be higher.

General and Administrative Expense

General and administrative expense for the three and nine month periods ended September 30, 2001 was $0.4 million and $1.6 million, an increase of 1 percent and 43 percent, respectively, compared to the same periods in 2000. A majority of the increase in the nine month period ended September 30, 2001 compared to the same period in the previous year related to increased administrative staffing and from the appointment of Kevin Mills as CEO in late March 2000, replacing Charlie Bass who served as CEO from April 1997 to March 2000 without cash remuneration. In July 2000, we were listed on the Nasdaq National Market System, and our expenses also reflect the higher fees associated with that listing along with higher professional fees and insurance costs during 2001 associated with growth compared to the same periods one year earlier. Expenses for the three months ended September 30, 2001 were flat with expenses for the same period one year earlier as a result of compensation and other cost reduction programs in effect for the quarter ended September 30, 2001 offsetting the higher costs reflected in the nine months comparison.

General and administrative expense outlook for the balance of 2001. We expect our quarterly general and administrative expenses to increase in the quarter ending December 31, 2001 compared to the previous quarter, but to be flat or moderately lower than the same quarter one year ago, primarily due to higher costs of professional services such as audit fees offset in part by a continuation of cost reduction programs. Certain cost reductions involving reduced compensation of employees will be restored to the extent quarterly operating results in the fourth quarter of 2001 exceed target levels, and expenses could be higher.

Charges related to compensatory stock option grants

We reported stock-based compensation expense of zero and $34,000 for the three and nine month periods ended September 30, 2001 compared to expense of $1.1 million and $1.8 million for the same periods in 2000. Charges in 2001 related to the vesting of stock option grants awarded to consultants, all of which were discontinued or fully vested by the end of the second quarter of 2001. The higher charges in 2000 were due to higher vesting levels primarily attributed to a stock grant awarded in 1998 to Charlie Bass for his services as CEO that became accountable as a compensatory grant at the end of March 2000 when Kevin Mills was promoted to CEO, to the accelerated vesting of stock grants to two directors who completed their terms of service in June 2000, and to higher market stock prices applicable to shares vesting during the period. Mr. Bass' grant was accelerated to fully vest during the third quarter of 2000 and no additional charges relating to this grant were incurred subsequently.

Outlook for the balance of 2001: All existing stock option grant arrangements with consultants have fully vested or have been terminated, and no additional charges related to compensatory stock option grants are expected to be incurred during the fourth quarter of 2001, unless additional grants to consultants are made in the quarter.

Amortization of goodwill and intangibles

On October 5, 2000, the Company acquired 3rd Rail, an engineering services firm specializing in embedded systems engineering design and integration services for Windows CE and other operating system environments. The acquisition was valued at $11.3 million of which approximately $1.1 million was attributed to intangible intellectual property and approximately $10.0 million was attributed to goodwill. Goodwill will be amortized through the fourth quarter of 2001 in accordance with SFAS Nos. 141 and 142. The Company will test goodwill for impairment under the new rules as of December 31, 2001 and onward and make adjustments accordingly. Other intangible assets will be amortized over their estimated useful lives of 3 to 8 years. Amortization charges of $0.4 million and $1.3 million during the three and nine month periods ended September 30, 2001 represents the amortization of goodwill and other intangibles relating to the acquisition of 3rd Rail.

Outlook for the balance of 2001: Amortization of goodwill and intangible assets for the 3rd Rail acquisition will continue during the fourth quarter of 2001 at a quarterly rate of $0.4 million. The net unamortized investment balance is classified on the balance sheet as a noncurrent asset. We do not expect that any adjustments will result at the end of 2001 from the testing of goodwill for impairment.

Interest Income, Interest Expense, Net

Interest income reflects interest earned on cash balances. Cash balances increased during the first half of 2000 due to the exercise of public warrants, and have declined since June 2000 primarily due to the funding of net operating losses and working capital investments in inventory and receivables. Interest income of $34,000 and $154,000 for the three and nine month periods ended September 30, 2001 compared to interest income of $107,000 and $275,000 for the same periods one year ago. Interest expense in the three and nine month periods ended September 30, 2001 was $8,000 and $16,000 and related primarily to interest on equipment lease financing obligations assumed from 3rd Rail in October 2000.

Income Taxes

There were no provisions for Federal or state income taxes as the Company incurred net operating losses in all periods.

Preferred Stock Dividend; Accretion of Preferred Stock

Preferred stock dividends of $27,000 and $47,000 in the three and nine months ended September 30, 2000, respectively, reflected dividends accrued at a rate of 8% per annum on unconverted Series B convertible preferred stock issued during the first quarter of 1998, on Series C convertible preferred stock issued during the first and second quarters of 1998, and on Series D convertible preferred stock issued during the fourth quarter of 1998. Preferred shares were convertible into common stock at the discretion of the holder. All preferred shares were converted by the end of the third quarter of 2000, and no dividends were earned or accrued during 2001.

Liquidity and Capital Resources

We have historically financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised over $42 million in equity capital. We have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we expect to continue to incur quarterly operating losses at least through the end of 2001 and possibly longer. We believe that our operating results will continue to improve and our use of cash for operations reduced from anticipated increases in our revenue, from the sale of new products, and from anticipated growth in our markets benefiting sales of our existing products combined with steps we are taking to contain growth in our operating expenses. We have historically needed to raise capital to fund our operating losses. Although we believe that we have sufficient cash to fund our operations during the next twelve months, continuing use of cash in operations could make it necessary to raise additional capital in the future and there are no assurances that such capital would be available on acceptable terms, if at all.

Cash used in operating activities was $4.2 million for the nine months ended September 30, 2001 compared to $1.0 million for the same period in 2000. The use of cash resulted from financing our net loss (as adjusted for non-cash charges that are included in the operating loss) of $3.3 million in the first nine months of 2001 compared to a use of cash of $0.6 million in the first nine months of 2000, and from net working capital changes requiring the use of cash in the amount of $0.9 million in the first nine months of 2001 and $0.5 million in the first nine months of 2000. Changes in working capital balances in the first nine months of 2001 compared to the previous year-end working capital balances were primarily related to decreases in accounts payables as we reduced our inventory and other purchasing and paid our vendors, partially offset by reductions in receivables due to lower sales in the previous quarter and higher collections. Changes in working capital balances in the first nine months of 2000 compared to the previous year-end working capital balances were primarily due to increases in accounts receivable and inventories associated with revenue growth partially offset by increases in accounts payable.

Cash used in investing activities was $0.2 million in the first nine months of 2001 compared to $0.4 million in the first half of 2000. Investing activities primarily reflect the cost of test equipment, tooling costs for new products, and furniture, new computers and purchased software for new employees.

Cash provided by financing activities was $2.1 million in the first nine months of 2001 and $6.0 million during the first nine months of 2000. Financing activities in 2001 consisted of the use of our bank credit line facility in the amount of $1.6 million at September 30, 2001 and the exercise of employee stock options in the amount of $0.5 million. Cash from financing activities in 2000 included $5.0 million from the exercise of warrants, $0.5 million from the sale of common stock and $0.5 million from the exercise of employee stock options.

Our cash balances as of September 30, 2001 were $5.2 million. We may seek additional funding in 2001 or during 2002 to fund our operations and to strengthen our working capital balances, which we would intend to accomplish through the issuance of additional equity securities, through increased borrowings on our bank lines as the levels of receivables permit, and through development funding from development partners. At September 30, 2001 the amounts drawn under our $4.0 million bank lines of credit of $1.6 million were approximately the amounts available under the lines.

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

We have historically relied on our ability to raise equity capital to fund our operating losses and working capital requirements

Since our inception, we have issued more than $42 million in equity capital and at September 30, 2001, we had an accumulated deficit of nearly $28 million. Although we believe that our cash balances as of September 30, 2001 of $5.2 million are adequate to fund our operations during the next twelve months, continued losses could make it necessary for us to raise additional capital in 2001 or in the future. We may not be able to raise additional capital on acceptable terms, if at all. If we do, the additional capital may be on terms that are dilutive to existing stockholders. If we are unable to raise sufficient capital, we may not be able to remain competitive or continue our operations at present levels, or at all.

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

Our ability to generate increased revenue depends significantly on the commercial success of Windows-powered handheld devices, particularly the Pocket PC, and other devices such as the new line of handhelds with expansion options announced by Palm. As a result, our future success depends on factors outside of our control, including market acceptance of Pocket PC devices generally and other factors affecting the commercial success of Pocket PCs devices, including availability of critical components such as processors, changes in industry standards or the introduction of new or competing technologies. For instance, our revenue for the first half of fiscal 2001 fell below prior expectations because of delays in shipment of Pocket PC devices by one of the Pocket PC manufacturers and Pocket PC sales for the third quarter of 2001 were affected by the anticipated introduction of new Pocket PC models in the fourth quarter of 2001. Any delays in or failure of Pocket PC and other Windows-powered devices or the new Palm devices to ship on schedule, or to achieve or maintain market acceptance would reduce the number of potential customers of our products.

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

We depend on alliances and other business relationships with a small number of third parties

Our strategy is to establish strategic alliances and business relationships with leading participants in various segments of the communications and mobile computer markets including operating system software developers, handheld computer manufacturers, mobile phone manufacturers and mobile phone network carriers, technology providers, reference platform developers and distribution partners. Our success will depend not only on our continued relationships with these parties, but also on our ability to enter into additional strategic arrangements with new partners on commercially reasonable terms. We believe that, in particular, relationships with application software developers are important in creating commercial uses for our products. Any future relationships may require us to share control over our development, manufacturing and marketing programs or to relinquish rights to certain versions of our technology. Also, our strategic partners may revoke their commitment to our products or services at any time in the future, or may develop their own competitive products or services. Also, the hardware or software of such companies that is integrated into our products may contain defects or errors. Accordingly, our strategic relationships may not result in sustained business alliances, successful product or service offerings or the generation of significant revenues. Failure of one or more of such alliances could result in delay or termination of product development projects, reduction in market penetration, decreased ability to win new customers or loss of confidence by current or potential customers.

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

We depend on distributors, resellers and OEMs to sell our products

We sell our products primarily through distributors, resellers and original equipment manufacturers, or OEMs. Our largest distributor, Ingram Micro in the United States, accounted for approximately 26 percent of our revenue in 2000 and approximately 25 percent of our revenue for the first nine months of 2001. Our agreements with OEMs, distributors and resellers, in large part, are nonexclusive and may be terminated on short notice by either party without cause. Our OEMs, distributors and resellers are not within our control, are not obligated to purchase products from us and may represent other lines of products. A reduction in sales effort or discontinuance of sales of our products by our OEMs, distributors and resellers could lead to reduced sales.

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

A significant portion of our revenues are derived from export sales

Export sales (sales to customers outside the United States) accounted for approximately 21 percent of our revenue in 2000 and approximately 36 percent of our revenue in the first nine months of 2001. Accordingly, our operating results are subject to the risks inherent in export sales, including longer payment cycles,
  unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in managing foreign operations,
  the burdens of complying with a variety of foreign laws,
  greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences, and
  political and economic instability.

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

Our stock price is highly volatile

Our stock price is highly volatile. During the period from January 1, 2000 through November 1, 2001, our stock price fluctuated between a high of $51.38 and a low of $1.02. Stock price fluctuations are caused by many factors, some of which may be beyond our control including general economic conditions and the outlook of market analysts and investors of the industry that we are in.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control

We do not have a detailed disaster recovery plan. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue to increase in severity, they could disrupt our operations. The availability of our products is dependent upon our ability to receive product components and to ship products to our customers. As demonstrated following terrorist attacks in the United States in September 2001, our operations can be temporarily disrupted by the unavailability of air transportation for a short period of time, thereby resulting in delays in product shipments. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended September 30, 2001, a decline of 1% in interest rates would reduce our quarterly interest income by approximately $9,000.

Our bank credit line facilities of up to $4 million have variable interest rates based upon the lenders index rate plus 0.75% for the domestic line (up to $2.5 million) and the index rate plus 0.5% for the international line (up to $1.5 million). Accordingly, interest rate increases would increase our interest expense on outstanding credit line balances. We utilized our credit line facility only at the end of the quarters ended June 30, 2001 and September 30, 2001, and did not subject ourselves to interest rate exposure. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $2,500 for each $1 million of borrowings against our bank credit facility or a maximum of $10,000 if we utilized our entire credit line.

Foreign Currency Risk. A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we allow certain of our European distributors to purchase our products in Euros, we pay the expenses of our European subsidiary in Euros or French Francs, we pay the expenses of our Japan office in Japanese Yen, and we expect to enter into selected future purchase commitments with foreign suppliers that will be paid for in the local currency of the supplier. To date these balances have been small and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net assets at the beginning, during and at the end of the quarter ended September 30, 2001, an adverse change of 10% in exchange rates would result in an increase in our net loss for the quarter of approximately $15,000. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks

PART II. OTHER INFORMATION

Items 1. Legal Proceedings

None.

Item 6. Exhibits and Reports on Form 8-K

(a.) Exhibits.

None.

(b.) Reports on Form 8-K.

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCKET COMMUNICATIONS, INC.

Date: November 9, 2001	/s/ David W. Dunlap
David W. Dunlap Vice President of Finance and Administration and Chief Financial Officer