Form 10-K
period 2001-12-31
SOCKET COMMUNICATIONS INC
filed 2002-04-01
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2001

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

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 Par Value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [ X ] NO [   ]

Aggregate market value of Common Stock ($0.001 par value) held by non-affiliates on March 15, 2002 based on the closing price on such date: $47,486,693. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

Number of shares of Common Stock ($0.001 par value) outstanding as of March 15, 2002 was 23,637,635 shares.

Documents Incorporated by Reference:

Items 10, 11, 12, and 13 of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2002.

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management's beliefs, and assumptions made by management. Words such as "may," "will," "predicts," "anticipates," "expects," "intends," "plans," believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Factors that might cause such a difference include, but are not limited to, the development of markets for the Company's products and the acceptance of those products in these markets, and those discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Item 1. Business

Overview

We are a leading provider of connection solutions for handheld computers, offering a wide range of connection products. Our products have been designed specifically for handheld computers and other battery-powered devices with standard expansion slots and work with notebooks, and are all low power, standards-based (either CompactFlash or PC Card form factor for our plug-in cards), and user friendly. We classify our products into four product families:

  Our network connection products are plug-in CompactFlash or PC Card input/output cards that connect handheld computers or notebooks, either wirelessly or over a cable, to wide area networks through a mobile phone or telephone, to local area networks, and to other electronic devices to reach the Internet, send and receive email, or communicate with electronic appliances such as desktop computers or printers. Our plug-in network connection wireless products consist of Bluetooth and Wireless LAN cards. Our plug-in network connection wired cards consist of mobile phone connection cards, Ethernet cards and modems. Our Bluetooth, phone and Ethernet cards also work with notebooks.
  Our bar code scanning products plug into handheld computers or notebooks through the CompactFlash or PC Card slot and turn handheld computers or notebooks into portable bar code scanners including traditional linear bar code scanners and PDF417 scanners.
  Our peripheral connection products add one to four serial ports to a notebook or handheld computer, plugging in through the PC Card or CompactFlash card slot to allow the attachment of peripheral devices.
  Our embedded products and services provide internal connections for electronic devices and include Bluetooth modules, proprietary interface chips for use in third party electronic products, engineering design-win services to assist customers in integrating our embedded products, and related developer kits.

We are developing connection products in a smaller Secure Digital form factor which we anticipate introducing in the second half of 2002 for use with electronic devices having Secure Digital input/output slots. We have developed a worldwide distribution network and our products are endorsed and recommended by many of the leading manufacturers and distributors of mobile devices. Our goal is to further strengthen our leadership position in our rapidly expanding markets and to develop new and creative connection solutions as the mobile communications market evolves. We further intend to expand the markets we serve from a focus on handheld computers today to connecting the wide range of portable electronic appliances, such as digital cameras, that will be interconnected over the next several years.

Although we believe that our focus on handheld computers with our expanding family of connection products and our relationships with key industry strategic partners position us for revenue growth in 2002, we have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly operating losses at least through the first half of 2002 and possibly longer. Our ability to achieve profitability will be highly dependent upon: increased market acceptance of our connection products including recently introduced products; growth and acceptance of handheld computers and devices using the Windows CE operating system; the deployment of higher speed networks to improve data transfer speeds over mobile phones; the ability to raise capital to fund our product development and sales and marketing efforts; the development of new products for new and existing markets; the improvement of gross margins through maintaining of sales prices and reduction of product costs, higher sales volumes and contract manufacturing efficiencies; expanding our distribution capability; completing our product development; and managing our operating expenses. There can be no assurances that we will meet any of these objectives or ever achieve profitability.

In addition, as of December 31, 2001, we had a cash balance of $4,815,245, stockholders' equity of $13,797,151, an accumulated deficit of $28,926,957, and working capital of $4,075,403. The current cash balance is not sufficient to fund operations through fiscal 2002. The Company will require additional funding in 2002 to strengthen its working capital balances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," and "--Risk Factors" for a discussion of the Company's need for additional capital and other risks that may affect the Company's ability to attain profitability.

Product Strategy

Support for Multiple Standards and Operating Systems. We offer all of the major connection plug-in products for handheld computers that are widely used in the marketplace. These include wired and wireless products, and involve multiple technologies such as Bluetooth and Wireless LAN. We intend to continue to expand our offerings to support other technologies that may emerge in the future. Our product strategy includes the following key elements:

We develop plug-in connection products using standards-based form factors. These form factors today are CompactFlash ("CF"), PC Card, and Secure Digital ("SD"), which is under development. We actively participate within the standards setting bodies to influence the standards setting process.

  We support many popular handheld and mobile appliance operating systems. The operating systems we support today are Microsoft's Windows Powered operating systems (including Windows CE and Pocket PC) and, with our phone cards, the Palm OS. Some of our partners are developing products that will use our products on devices using the Linux operating system. The embedded operating system VxWorks, from Wind River, used widely in embedded operating systems including digital cameras, is being enhanced by Wind River to support our Bluetooth products. We work closely with device manufacturers and operating system vendors to maintain operating system support and compatibility for our products.
  We are cognizant in our product development planning that people buy devices such as handheld computers based on form and usage factors, and we believe that connection products which change the form or usage parameters of these devices are less likely to be successful than those that do not. We attempt to minimize the use of extended form factors that protrude outside of the slot and will attempt to design a Type 1 (thinner) product rather than the Type 2 (thicker) product wherever possible as a Type 1 product will work in a Type 2 slot.
  We want each of our products to be "Mobility Friendly," which we define as low power, small footprint, and easy-to-use. We recognize that mobile handheld computer users may not have immediate access to technical support and we judge our software and hardware solutions on how well a non-technical user can use our products without technical assistance.

Strong Developer Support. We offer extensive developer tools and support to integrate our products for use with third party products. Developer tools are available for our Bluetooth cards and embedded modules, for our interface chips, and for our bar code scanning products and software. We also provide design-win engineering assistance to help customers complete their designs.

Proprietary Technology. We develop our own proprietary chips in order to achieve optimal combinations of high transfer speed and low power consumption for use with battery-operated handheld devices and other mobile appliances. We have been awarded a U.S. Patent for technology we developed for combination input/output and memory cards and have patents pending for SD input/output technology we developed.

Products

We have created a broad family of low-power standards-based connection products for Windows-based mobile computing devices, which has been our focus since our inception in 1992, moving our focus from notebooks to handheld computers in 1996. Our wireless connection products consist of Bluetooth plug-in cards and embedded modules bundled with Bluetooth software and wireless local area network ("wireless LAN" or "WLAN") cards that were introduced in the fourth quarter of 2001. Our wired network connection products consist of Ethernet local area network plug-in cards, modem cards, digital phone plug-in cards, and peripheral connection plug-in cards. We offer bar code scanning products that attach bar code scanners to handheld computers or that turns a handheld computer into an integrated bar code scanner by inserting a bar code scanning card. Our embedded connection offerings include embedded Bluetooth modules, proprietary interface chips ("ASICs"), developer kits and embedded engineering services. We believe that we offer the most comprehensive range of low-power connection products designed for handheld computers available today.

Our network connection products are designed to connect a handheld computer user or device to other electronic devices through a wide area network, local area network, or within a personal area network. The table below reflects the connection products that are used within each network environment:

Network	Wireless Connections	Wired Connections
Wide Area Network (Access from anywhere to anywhere)	Bluetooth to mobile phones Wireless LAN to network server	Phone card to mobile phones Ethernet card to network server Modem to phone circuit
Local Area Network(Access to Corporate networks and hot spots)	Bluetooth to network access point Wireless LAN to network access point	Ethernet card to network access point
Personal Area Network(Device to device(s))	Bluetooth to Bluetooth wireless connections with a 30 foot radius	Peripheral connection card direct to other devices

Our plug-in products are standards-based. We serve on the boards of the standards committees that govern the standards for PC Cards and CompactFlash cards, and we are a member of the I/O Committee of the SD Association that governs and approves the standards for the new SD form factor.

Wireless Network Connection Products. Our wireless network connection products are described in more detail as follows:

  Bluetooth Wireless Connection Products. Our Bluetooth wireless connection products consist of Bluetooth CompactFlash plug-in cards and software for Windows CE handheld devices, and embedded modules and software for embedded Bluetooth connections. We are developing Bluetooth software to work with our Bluetooth hardware in providing Bluetooth connections for Windows notebook computers.
  Wireless LAN Cards. Our Wireless LAN card is a CompactFlash card with software that connects to a wireless local area network. The card uses the 802.11b networking standard, which is the most widely used wireless local area network standard in use today.

Wired Network Connection Products. Our network wired connection products are described in more detail as follows:

  Ethernet Cards. Our Ethernet Cards connect a mobile computer to a corporate Ethernet network, allowing location-independent operation of mobile devices. These cards are available in CompactFlash form factor with either ruggedized (attached) or detachable cables. Our basic low power Ethernet card transfers data at a theoretical maximum rate of 10 megabits per second. We recently introduced a 10/100 Ethernet card that will transfer data at a theoretical maximum rate of either 10 megabits per second or 100 megabits per second, depending upon the network configuration. Handheld devices will generally only support the 10 megabit per second transfer rate.
  Modems. Our modems connect mobile computers to a telephone line enabling dial-up connections over a landline telephone. Whereas modems are usually built into today's notebook computers, modems are generally not built into handheld computers and modem connections must be added with plug-in cards through the handheld's expansion slot.
  Digital Phone Cards. Our Digital Phone Cards connect mobile computers to over one hundred models of data-enabled digital mobile phones from most of the major mobile phone manufacturers. The cards allow mobile computer users to wirelessly access the Internet, and to access email or other data from their handheld computer through a data-enabled mobile phone. The cards work on CDMA mobile phone networks, which are prevalent in the U.S., Latin America, and parts of Asia, and on GSM mobile phone networks, which are prevalent in Europe, the U.S., and other parts of the world.

Peripheral Connection Card. Our Peripheral Connection Cards connect a computer peripheral device or other electronic device to a handheld computer connected through the computer's expansion slot. These cards are available in CompactFlash form factor with either ruggedized (attached) or detachable cables for handhelds. In addition, we are a leading provider of serial cards in the PC card form factor, primarily for notebook users. Our PC serial card business is a stable legacy product that we first began shipping in 1993, with consistent quarter over quarter revenue levels, high margin contribution, and modest support requirements.

Bar Code Scanning Products. We have developed a family of bar code scanning products to utilize the lightweight data collection capabilities of handheld computers with bar code scanners. Our Bar Code Scanning Cards connect bar code wands and bar code laser scanners to mobile computers, which serve as data collection devices for scanned bar code information. Our Data Collection Cards also include our In-Hand Scan Card, which is a laser scanner attached to a CompactFlash card that plugs into the expansion slot of a mobile computer and is activated by the computer's external buttons. The In-Hand Scan Card and our bar code wands scan traditional linear bar codes. We also offer an In-Hand Scan Card that scans both traditional linear bar codes and also PDF417 bar codes. PDF417 bar codes offer 100 times the data capacity of linear bar codes.

Embedded Products. We sell our proprietary interface chips to third parties for use in products for markets other than those served by the Company. We also sell Bluetooth modules that become embedded Bluetooth connections when installed inside of electronic devices. We also offer embedded design engineering services to assist third parties in embedding our Bluetooth modules into their products and developer kits to assist companies in using our embedded products.

Combination Connection Products. We have developed the technology and have received a patent that covers combination connection products for use in products that require connectivity and memory functions but have only one slot, such as digital cameras that are being designed to transmit pictures to or through handheld computers, mobile phones and other mobile devices, over Bluetooth connections or via networks over wireless LAN connections. We are assessing the market and plan to offer combination products to the market as appropriate.

Market Dynamics

Handheld computers have evolved over the past several years from simple devices used mainly to hold personal information into small portable desktops. Advancements in mobile network access and transfer speeds are enabling handheld computer users to access the Internet, send and receive email, access corporate data files, and exchange mobile instant messages anywhere and at any time. Growth in the mobile workforce, and increasing reliance on the Internet and email for personal and business use, are increasing the demand for mobile data communications. Advancements in wireless connection technologies, particularly Bluetooth and Wireless LAN, are in development to allow handheld computers by 2003, and on a limited basis during 2002, to interact wirelessly and on-the-fly with nearby computers and with a wide array of electronic appliances, including mobile phones, printers, digital cameras, LAN access points, auto PCs, bar code scanners, home entertainment and security systems, public kiosks, public Internet access locations, and vending machines.

With recent advancements in mobile devices, particularly in handheld computers, mobile phones, and mobile phone networks, along with the development and adoption of emerging wireless LAN technologies and Bluetooth technologies for personal area networking, handheld users are increasingly able to perform an array of critical tasks while mobile. Current market dynamics driving adoption of mobile data communications include:

Functionality of today's handheld computers is extensive and improving while costs decline. Unlike early PDA models, handheld mobile computers now offer bright outdoor screens, run popular personal information management and business programs, have entertainment and educational software allowing their use as MP3 players and electronic book readers, and have standard expansion slots to transfer data in and out of the computer. Popular desktop programs are available on today's handheld computers enabling sending and receiving of emails with full attachments, permitting viewing and interacting with the Internet with full Internet graphics, providing direct access to corporate data files (subject to business security arrangements), and the use of instant messaging over mobile networks. At the same time, costs of acquiring and using mobile handheld computing devices have been declining.

Adequate supplies of handheld computers are expected to promote more extensive marketing and consumer education activities. Handheld manufacturers are positioned to more actively market their handheld computers during 2002, which will assist in educating the market on the capabilities of handheld computers using our connection products. Pocket PC manufacturers Hewlett-Packard, Compaq and Casio are shipping products using the Pocket PC 2002 operating system introduced by Microsoft in the fourth quarter of 2001. Toshiba, Panasonic, NEC and Samsung have announced their intention to start shipping Pocket PCs during the first half of 2002. All of these new models will have bright outdoor screens, which was a key feature that helped make the iPAQ Pocket PC handheld computer from Compaq the most popular Pocket PC model in 2001. In addition, Palm began offering handhelds with SD expansion slots in mid-2001 (today primarily limited to memory functions, but scheduled to be upgraded during 2002 to handle communications functions), making Palm handhelds more competitive with the Pocket PC platform. The increased competition among the Pocket PC manufacturers with the new entrants, each having bright screen models, and between the Pocket PC manufacturers and Palm with Palm's increased expansion capabilities, is expected to result in increased availability of supplies of Pocket PCs during 2002 and more promotion, as handheld vendors seek to establish increased market presences for their products.

Mobile phone network improvements are providing faster connections at reduced cost. Mobile phone network carriers have made significant advancements in phone network technologies to support data transfer applications. The introduction of new networking equipment and technologies during 2002 such as GPRS on GSM networks and 1XRTT on CDMA networks are expected to substantially increase data transfer speeds over regular digital wide area networks. Available data rates should be at or near the speeds experienced today on a desktop connected to a network over a phone line with a 56K modem. These higher speeds will improve the user experience by reducing waiting times and enabling higher-speed applications on mobile devices.

The mobile workforce is growing and increasingly reliant on email and the Internet. The mobile workforce in the U.S. is in excess of 40 million persons, and at least double that number on a worldwide basis. Before recent advancements in handheld computers and mobile phone networks, the mobile workforce had been unable to effectively stay connected with email, the Internet or corporate data while away from their desktops. Recent improvements in connectivity are one of the dynamics expected to drive rapid handheld computer growth. With the growth in the use of the Internet and email for business and personal applications, workers and consumers are increasingly dependent on instant access to the Internet and email for managing their business and personal lives. Growth in the mobile workforce is increasing the percentage of the population that needs mobile connectivity. Deployment of handheld computers by corporations to their mobile workforce is expected to be a major growth dynamic over the next several years.

Projected Growth in Palm and Windows CE Handheld Computer Sales. In July 2001, International Data Corporation ("IDC") forecasted 2001 Windows CE computer sales of nearly 4.3 million units compared to 1.8 million in 2000, and forecasted over 24 million units being sold in 2005, a compounded annual growth rate since 2000 of 68% Additionally, IDC forecasted sales of 9.7 million Palm OS handheld computers in 2001 increasing from 7.9 million units in 2000 to over 24 million units in 2005, a compounded annual growth rate of 25% since 2000. Palm's decision this year to add expansion slots to its handheld computers, once they are upgraded to handle input/output functions, expands our potential market to over 80% of the total handheld market.

Marketing Strategy

Our goal is to build on our leadership position in connection products for handheld computers, to expand our markets and our products to other mobile appliances that communicate with handheld computers, and to extend our business to capitalize on the expected rapid growth in mobile communications devices.

Strategic Partners. We support and encourage direct endorsement and referrals from our strategic partners, including operating system providers, device manufacturers, phone carriers, distribution partners, and end-user customers. We are also building wide area network carrier support for our Bluetooth wireless connection products. Carriers that offer our wired phone connection products today include Sprint, Nextel, U.S. West, Verizon's online stores, Bell Mobility (Canada), and Sonera and Proximus in Europe. We expect many of these carriers to add our Bluetooth wireless connection products as they begin to sell Bluetooth-enabled mobile phones, and we expect to add additional carriers as customers during 2002.

Complete Product Offering. We offer a wide range of connection products used with handheld devices, encouraging our distributors to offer a complete range of products from us as a single source and brand instead of the individual products or less complete product offerings of our competitors.

Strong Brand Name. We are building a brand image of being "The Mobile Connection Company." This image emphasizes quality standards-based connection products that are Mobility Friendly which we define as small, low power, and easy to use.

Diversified Distribution. Our primary distribution channel is standard worldwide two-tier distribution through leading distributors that specialize in the distribution of electronic products. We have approximately 45 distributors covering our principle markets in North America, Europe, Asia and the rest of the world. We have approximately 20 online resellers, and we supply online resellers primarily through our general distributors. Resellers today include Amazon.com, Mobile Planet and AOL.com. As the volume and popularity of handheld computers grows, we intend to build a retail distribution presence with major retail electronic stores worldwide.

OEM Product Development Support. To capture embedded connection business, we have built relationships with mobile device manufacturers and provide them with designs to integrate our products, particularly our Bluetooth products, into their reference designs. We also provide design-win engineering services to our customers to assist them as needed to integrate our embedded products into their electronic devices.

Advanced Connection Technologies Overview - Bluetooth, Wireless LAN, and 2.5G

Our wireless products utilize emerging Bluetooth and Wireless LAN technologies. These technologies are open standards and are both widely adopted in the marketplace. Bluetooth phones began shipping in Europe during the second half of 2001 and are expected to appear in the U.S. markets during 2002. Wireless LAN is a more mature technology that is beginning widespread deployment. Mobile phone carriers are adopting technologies, generally classified as 2.5G, to increase data transfer speeds over mobile phone networks to approximately desktop transfer speeds over a 56KBS modem. These faster transfer speeds will improve user waiting time and overall experience and are expected to encourage the growing use of mobile connection products.

Bluetooth Wireless Technologies. Bluetooth is the first global standard for short-range wireless communication for voice and data. Over 2,500 companies are members of the Bluetooth Special Interest Group formed in 1998 to facilitate development of Bluetooth technical specifications and its application to products. Bluetooth promises to offer a unified global standard for short-range wireless connectivity. Bluetooth is a royalty-free, open industry specification designed to be low-cost, draw little power, and offer relatively high performance (up to 721 kilobits per second). Bluetooth will operate within a radius of ten meters (30 feet), which is adequate for common usage scenarios such as cordless headsets, computer-to-phone connectivity, cable replacement or personal networking within a room. Devices expected to be Bluetooth-enabled through either plug-in cards or embedded modules include handheld, notebook and desktop computers, mobile phones, printers, local area network access points, digital cameras, digital TV, bar code scanners, electronic measuring and control equipment and automobile PCs. We have developed evaluation kits for our CompactFlash Bluetooth Personal Network Plug-in Cards and for our Bluetooth modules, including complete Bluetooth software comprising a software stack, user interfaces, and application program levels to encourage software developers and OEMs to develop applications using our Bluetooth products.

Wireless LAN. Wireless LAN networks provide wireless connectivity within a fixed location such as a building or campus or specific high traffic locations ("hot spots") such as a coffee shop where WLAN access is desirable. WLAN uses radio waves to transmit and receive data between an electronic device such as a stationary desktop or a mobile handheld computer through a network hub or access point. The connection to the mobile device is accomplished through a plug-in card. Hubs can be in homes, offices, hotels, airports, gas stations, shopping malls, cars, boats, libraries, classrooms and dormitories - anywhere people are likely to use portable devices to access data or want to connect numerous computing or electronic devices without the use of cables or wires. Two WLAN technologies are supported today: Wi-Fi, which uses the 802.11b standard of the Institute of Electrical and Electronics Engineers. Many companies, including Compaq Computer, Intel Corporation, and 3Com Corporation, are providing devices using 802.11b. Wi-Fi targets large office, business, and industrial users and larger campus areas. Microsoft is supporting Wi-Fi in the latest version of its Windows XP operating system. Our WLAN card is Wi-Fi approved.

Current Issues. A number of issues surround the Bluetooth and WLAN technologies: coexistence versus competition between Bluetooth and WLAN technologies; radio frequency interference between WLAN and Bluetooth products; high power requirements for battery operated mobile devices; electronic security concerns; and whether a different WLAN standard, 802.11a or a European version of 802.11a called HiperLAN2, is a better longer term standard for WLAN networks. We believe that Bluetooth and WLAN technologies will coexist with each other and both be widely supported. Each serves different networking needs. Bluetooth is a movable network structure that allows Bluetooth-enabled electronic devices to connect to each other anywhere when they are in close proximity. WLAN provides fixed wireless connectivity wherever fixed network structures are appropriate - essentially replacing the cables on an Ethernet network. Mobile device users operating wirelessly will need to have connections to both technologies as some devices, such as mobile phones and other small portable electronic devices, will generally have a Bluetooth connection, whereas the WLAN networks, where available, provide faster data transfer rates and must be accessed through a WLAN connection. The technical issues surrounding WLAN and Bluetooth continue to be addressed by their respective standards bodies and both technologies are expected to continue to evolve.

2.5G Digital Phone Technologies

Major mobile phone network carriers are working on achieving faster transfer rates to speed up the transfer of data. These efforts collectively are sometimes referred to as 2.5G initiatives. The table below reflects the higher transfer speed expectations that should be realized within the next year on the world's various mobile phone networks. By way of comparison, CDMA network transfer speeds today are 14.4 kilobits per second (kbps) and GSM network transfer speeds today are 9.6 kbps.

Technology Upgrade(2.5G)	Base Technology (2G)	Expected Geographic Usage	Data Transfer Rate (kbps)	Availability
CDMA (version IS-95B)	CDMA	Asia, North America	64	Current
1XRTT	CDMA	Asia, North America	144*	First commercial launch October 2000 in So. Korea
High Speed Circuit Switched Data (HSCSD)	GSM	North America, Europe	28.8 to 56 likely available	Limited deployment 1999/ 2000
General Packet Radio Service (GPRS)	GSM and potentially TDMA	Europe, Asia, Australia, Turkey	38.4 likely available,115 theoretical	Limited deployment 2001
Enhanced Data Rates for Global Evolution (EDGE)	GSM or TDMA	North America	384	Testing in 2001, service in late 2002

*144 is a maximum rate. Most users will achieve sustained speeds of 40 to 60 kbps.
Sources: Wireless Week, September and October 2000; Credit Suisse First Boston Corporation, October 2000

Higher data speeds will improve mobile data access and reduce transfer waiting times, improving the user's experience and reducing connection costs. Ultimately, we believe higher connection speeds will make use of handheld computers as Internet and network access devices become more commonplace, increasing demand for network connection products.

Strategic Relationships

We have built close working relationships with a number of companies that have helped us establish our connection product leadership position.

Microsoft. Our close working relationship with Microsoft insures that our products are supported by the Microsoft's Windows CE operating system. Our relationship was extended in August 2001 to the next generation of Windows CE software when we announced that Microsoft will add support for our Bluetooth products to the next generation Windows CE operating system.

Windows CE handheld computer manufacturers (Hewlett-Packard, Compaq, Casio (2001),Toshiba, NEC, Samsung and Panasonic (2002). We work closely with each of the Windows CE handheld computer manufacturers to ensure that our products work with the newest Pocket PCs and other Windows CE computers as they become available. We exchange information about future products so that their newest products and our connection solutions are designed to work well together from the outset. Hewlett-Packard has loaded our product drivers into their Pocket PCs. Casio and Toshiba have distribution agreements with us to allow them to distribute our products. In addition to the manufacturers of Pocket PCs already discussed, Intermec and Symbol Technologies manufacture ruggedized Pocket PCs for vertical bar code scanning applications, and our products are designed to work with their Pocket PC devices as well.

Palm OS handheld computer manufacturers. Palm, Inc.'s decision to add expansion slots to new and future models of their popular Palm handheld computers was of potential major importance to us, as it significantly increased the available market of handheld computers supporting expansion connections. However, the extent to which we will be able to create products for the Palm market will in part be dependent upon Palm's decision to support third party peripherals, and there are no assurances that Palm won't decide to develop and sell their own peripheral devices. Handheld computers running the Palm OS and Windows CE operating systems together comprise more than 80% of the total handheld computer market. Our first Palm products are phone cards that use the universal connector slot on Palm's new M500 series handheld computers. We work with Palm on the I/O committee of the SD standards body to define the standard for SD I/O products. Their decision to add an SD slot is accelerating the adoption of SD as an I/O form factor. In addition, a major Palm operating system licensee, Handera, manufactures handheld computers with standard CompactFlash slots that work with our products. We have limited our support of Palm operating system manufacturers to those that have adopted standard rather than proprietary connection slots.

North American mobile phone network carriers and European handset manufacturers. Mobile phone network carriers are improving their network data transfer capabilities including faster transfer speeds and easier user access. Data transfer is a large growth opportunity for network carriers. Network carriers in North America already sell mobile phone handsets, and several of the network carriers are now adding our phone connection cards to their product lines. Our phone cards connect to the phones already being sold. They do not require knowledge of the subscriber's handheld computer as they have a universal connector at the handheld computer end. CDMA carriers currently offering our phone cards include Sprint, Qwest, U.S. West, and Bell Mobility in Canada, and Verizon is offering our products for sale online. AT&T Wireless has commenced deployment of its U.S. GSM network and is completing network testing of our phone card products. Nextel carries our cards that connect to the phones Nextel offers. In Europe and Asia, mobile phones are generally sold directly by handset manufacturers. In creating our phone cards, we have developed relationships with major handset manufacturers including Nokia, Ericsson and Siemens in Europe, Samsung and Denso in Asia, and Motorola in the U.S.

As GPRS Bluetooth-enabled phones become available in Europe, and with the launch or impending launch of GPRS networks, several network carriers are testing our products and are indicating interest in directly reselling our plug-in Bluetooth and phone connection cards. One of our major objectives is to add key European carriers as distributors during 2002.

Electronic Products Distributors, Resellers and Retailers. We have established worldwide distribution networks in more than 30 countries serving North and South America, Europe and Asia. Resellers, particularly Internet resellers, are able to acquire our products through general distribution and offer them electronically to consumers and businesses. We have more than 20 online resellers with links to our website including customers such as Amazon.com and Mobile Planet who are actively selling our products, and we also have our own online store which offers our products at suggested manufacturer retail pricing. We do not have a major presence in retail stores. One of our major objectives is to add key retailers as distributors during 2002.

Bar Code Scanning Companies. We manufacture our bar code laser scanning products using a laser scanner engine and decoder from Symbol Technologies. We also purchase bar code scanning wands from Welch-Allyn that use LED bar code scanning technology for desktop scanning applications. Symbol's practice has been to enable companies such as ourselves, Intermec, and others to manufacture bar code scanning products without creating competition in the sectors within which these companies operate. For this reason, our bar code scanning products for Windows CE handheld computers do not currently face direct competition. In 1997, Symbol and we entered into a memorandum of understanding to pursue a three step program to bring bar code scanning to handheld computers: first to connect Symbol's laser scanning guns to handhelds through a wired data collection card; second to develop a plug-in integrated scanner card in a CompactFlash form factor that, when plugged into a handheld, turn the handheld into a one-handed portable bar code scanner; and third, to create wireless connections for our handheld bar code scanner products. We have completed the first two steps and are planning Bluetooth-enabled bar code scanner cards to complete the third step. Intermec, a major manufacturer of vertical market handheld scanning terminals, is our first Bluetooth embedded systems bar code scanning company customer and is building in our Bluetooth modules into their handhelds.

Bluetooth Embedded Systems Software Companies. We have developed cooperative relationships with key Bluetooth embedded systems reference design software providers including bSquare, Accelent, InHand Electronics and Intrinsyc. These companies have incorporated our Bluetooth connection solutions into their designs.

Printer Companies. O'Neil, a major manufacturer of mobile printers including bar code label printers, is our first major Bluetooth embedded systems printer customer and is building in our Bluetooth modules into the next generation of mobile printers. Their initial products are in production and first significant module sales commenced in the fourth quarter of 2001. Hewlett-Packard and Epson are developing their own Bluetooth-enabled printers for the commercial desktop printing market and we have demonstrated our handheld computers using our Bluetooth cards printing directly to these printers.

Wind River. Wind River is a leading supplier of embedded systems operating systems software with its popular VxWorks operating system widely used in devices such as digital cameras. Our strategy is to offer Bluetooth and memory combination product offerings into the digital camera market. Wind River is upgrading its VxWorks operating system software to work with our Bluetooth cards.

Proprietary Technology

We have developed a number of technological building blocks to enhance our ability to develop new hardware and software products, to offer products which run on multiple host platforms, and to manufacture and package products efficiently. Our most important hardware building block is the universal bus interface, a highly flexible implementation of the PC/CF Card interface that enables our products to work with all major PC/CF Card hosts. Our universal bus interface has been incorporated into several application specific integrated circuits, including our current interface chips, which are low-power, highly integrated general purpose interface chips used in our connection products cards to control signal transmission between these products and the mobile or handheld computer's PC/CF Card slot. We have also developed a library of software drivers and control applets that allow our products to operate in handheld computers running the Windows CE operating system and in notebooks running various Windows operating systems. In 1999 and 2001 we also applied for patents covering our proprietary technology relating to the implementation of removable memory in a removable I/O adapter. On March 5, 2002, the Company was awarded U.S. Patent 6,353,870 covering Socket's design for combination connectivity and removable memory expansion adapters.

We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality procedures to protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors, and strategic partners, and limit access to, and distribution of, our software, documentation, and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries. There can be no assurance that we will not receive future communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties, and that in connection with such claims, that litigation could be brought against us which could result in significant additional expense or the discontinuation of use or redesign of infringing products.

Personnel

In the fourth quarter of 2000 and first quarter of 2001, we increased our engineering resources and extended our sales and marketing teams in order to capitalize on the substantial market growth opportunities created by an expanding handheld market, the benefits of an early market presence with Bluetooth CompactFlash and Wireless LAN products, and the opportunity to expand Bluetooth products to embedded devices such as digital cameras and other platforms such as Palm. In October 2000, we acquired 3rd Rail Engineering, an engineering embedded design and services company, which doubled our engineering personnel and added systems and know-how supporting embedded design services, allowing us to add embedded modules to our Bluetooth product family. Since that acquisition, Socket has been able to sustain three major development programs that are creating new and innovative products for the mobile handheld devices market: Bluetooth plug-in cards and modules with a complete Bluetooth software solution; combination memory and input/output cards; and smaller form factor SD products. On March 29, 2002, we reduced our workforce by 5 persons reducing our headcount to 59 persons.

Sales and Marketing

We market our products through OEMs, vertical market value added resellers, and a worldwide network of distributors and resellers. We support our distributors and resellers by providing education, training and customer assistance through our sales, marketing, and technical support staff. In February 2001, we established a wholly owned subsidiary, Socket Communications Europe, based in France, to support the marketing and sale of our products in Europe. In July 2001, we established a branch office in Tokyo, Japan to serve the Asian markets. As of March 15, 2002, we had 29 persons in sales, marketing and technical support. United States distributor Ingram Micro accounted for 23% of our revenue in 2001, 26% of our revenue in 2000, and 24% of our revenue in 1999. We intend to moderately increase our sales and marketing effort during 2002 by adding personnel and increasing promotional activities, particularly in support of our distribution partners. However, competition for sales and marketing personnel is intense, and we may be unable to recruit qualified sales and marketing personnel as needed.

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

We rely significantly on our OEMs, distributors, and resellers for marketing and distribution of our products. Our agreements with OEMs, distributors, and resellers, generally are nonexclusive and may be terminated on short notice by either party without cause. Furthermore, our OEMs, distributors, and resellers are not within our control, are not obligated to purchase products from us, and may represent other lines of products. A reduction in sales effort or discontinuance of sales of our products by our OEMs, distributors, and resellers could lead to reduced sales and could materially adversely affect our operating results.

Export sales represented approximately 38%, 21% and 33% of our revenue for the years ended December 31, 2001, 2000 and 1999, respectively. The lower percentage of export sales in 2000 resulted from most of the revenue growth in 2000 occurring in the U.S. where Pocket PC handheld computer sales had been more heavily concentrated. Export sales are subject to the complications of complying with laws of various countries and the risk of import/export restrictions and tariff regulations.

Manufacturing

We subcontract the manufacture of substantially all of our products to independent, third party contract manufacturers who are located in the U.S., China, and Taiwan. We perform final product testing and package our products at our Newark, California facility for most of our sales, with the exception of large bulk orders where we perform final product testing and package our products at the third party contract manufacturer locations. As of March 29, 2002, we had 12 persons employed in manufacturing operations including planning, buying, manufacturing engineering, quality control, product assembly, and shipping and receiving. Sole source components include our proprietary HIS chip manufactured by Hyundai Electronics that controls the signal transmission between our products (all products except our Ethernet, Modem and WLAN Cards) and the card slot on the mobile or handheld computer; our Ethernet chip manufactured by Tamarack Corporation; and certain cable and connector components. Although to date we have generally been able to obtain adequate supplies of these components, certain of these components are purchased on a purchase order basis under standard commercial terms and conditions, and we do not have long-term supply contracts for these components. Although our suppliers are generally large, well-financed organizations, in the event that a supplier were to experience financial or operational difficulties that resulted in a reduction or interruption in supply, it would materially adversely our results of operations until we established sufficient manufacturing supply through an alternative source which could take a significant period of time, including qualifying an alternative subcontractor, redesigning the product as necessary, and commencing manufacturing.

Research and Development

Since our inception, we have made substantial investments in research and development. We believe that our future performance will depend in large part on our ability to develop significant enhancements to our existing connection products and to develop successful new products for emerging and existing markets. In particular, we believe the timely completion and expected introduction of Bluetooth cordless connection products, expanding our family of products for bar code scanning and other data collection applications, developing combination memory and input/output cards, and developing SD form factor connection products, are all important to maintaining a technological leadership position in wireless and wired connection solutions during 2002 and beyond and to remaining competitive. As of March 29, 2002, we had thirteen persons on our product development staff and we hire engineering consultants to perform additional engineering services as required. Our staff includes six engineers who joined us in October 2000 as a result of our acquisition of 3rd Rail Engineering, an engineering services and product design company. We anticipate that we will continue to commit substantial resources to research and development in the future.

General and Administration, Personnel Retention and Recruitment

We have nine persons responsible for our financial and administrative activities including accounting and finance, personnel, reception, and administrative support. Our total employee headcount as of March 29, 2002 was 59 persons. Our employees are not represented by a union and we consider our employee relationships to be good. Our future success will depend in significant part upon the continued service of certain key technical and senior management personnel, and our continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel.

Competition

The overall market for communications products is increasingly competitive, and we expect competition in each of our market areas to intensify. We anticipate intense competition from a number of new and established wired and wireless computer, communications, and network equipment companies. Increased competition, direct and indirect, could materially adversely affect our revenues and our ability to achieve profitability through pricing pressure and loss of market share. Substantially all of our present and potential competitors have greater financial, marketing, technical and other resources than we do, and may succeed in establishing technology standards or strategic alliances in the data communications market, obtain more rapid market acceptance for their products, or otherwise gain a competitive advantage.

We are not aware of any major vendor that currently offers products that directly compete with our Digital Phone Card products. We face indirect competition for our Digital Phone Cards from alternative methods of downloading information into a mobile computer from remote locations, including over telephone landlines through a modem, and by connecting a mobile phone through a serial cable connected to a serial port on a notebook computer. Users may also choose to view data on the viewing screen on a mobile phone instead of downloading data to a mobile computer, although the smaller screen on a mobile phone usually limits the viewer to Internet images from specially designed WAP (Wireless Applications Protocol) sites that eliminate graphics and restrict the amount of text, and does not readily accommodate long email messages or email attachments. Users may also insert a mobile phone built in a PC Card format directly into the expansion slot of a mobile computer and not require our phone cards to connect to the phone. This capability is primarily limited to notebooks and to handhelds with PC Card sleeves that have supplemental power to accommodate the high power draw requirements of a phone.

We have no major direct competition for our serial peripheral connection cards. We compete from time to time with Quatech, Silicom, SeaLevel, BlackBox, Advanteck, and Brainbox. We believe that we are the world's leading manufacturer of card products utilizing serial technology.

The market for our Ethernet cards is highly competitive. Market leaders for Ethernet cards include Pretec, 3Com, and Xircom, all of which have introduced CompactFlash Ethernet cards for Windows-powered handheld computers. Competitors also include Kingston, Ambicom, Hawking, and New Media.

Our bar code scanning products face competition from alternative scanning technologies, specifically CCD scanning technology, which is less expensive, and from ruggedized bar code scanning devices from Symbol Technologies. However, we believe that our laser scanning products better address a different market segment, the white-collar occasional scanning market, than do the more expensive ruggedized scanners from Symbol. We produce our bar code scanning products under technology licenses from Symbol Technologies, which, to date, has not licensed potential competitors to produce similar products. The continued availability of our licenses and the continued absence of other licensees is dependent upon future licensing decisions by Symbol Technologies.

Our modem card products face competition from a number of manufacturers. The largest suppliers of CompactFlash modem cards are Pretec and Viking. Other companies offering CompactFlash modem cards include Xircom, Compaq, Casio, Pharos, Ambicom, New Media, and Targus. We view our modem products as incremental business to fill out our product line with a full line of handheld connection products. We compete based on our brand name, distribution and customer support infrastructure, and software enhancements including power management capabilities to minimize the power drain on mobile devices. We do not expect to intensely price-compete in this product area.

Our wireless LAN plug-in CompactFlash card faces competition in the market today principally from Symbol Technologies, who primarily sells its cards to end user customers for the wireless LAN systems it installs. However, a number of other companies are developing CompactFlash wireless LAN cards, including Bromax and Ambicom, and we expect competition to become intense in the future. The largest suppliers of PC wireless LAN cards are Cisco, Intel, Linksys, Lucent, Proxim and Xircom. We do not expect these companies to enter the market with a CompactFlash wireless LAN card until the market becomes large. As with our modem products, we compete based on our brand name, distribution and customer support infrastructure, and software enhancements including power management capabilities to minimize the power drain on mobile devices. We are also developing security software enhancements (802.1X), which are important to providing secure network access to corporate networks, and these security enhancements will further differentiate our Wireless LAN driver software for Pocket PCs.

Development of products incorporating Bluetooth wireless communications technology is expected to be highly competitive, with a choice of Bluetooth chips, the availability of CompactFlash and SD cards from handset and notebook manufacturers, from traditional plug-in card manufacturers such as 3Com, Anycom and Xircom, from smaller companies such as AnyCom and from Asian suppliers such as Ambicom, and Bluetooth software available from many companies including Microsoft. Bluetooth technology is currently in a development stage with first commercial products, including mobile phones, LAN access points, bar code scanners and printers, only now emerging. Our competitive strategy is to be early to market with extensive hardware and software solutions, to maintain our focus on supplying Bluetooth connection products to handheld computers and small mobile devices where, we believe, our well developed low-power interface technology is a competitive advantage, to provide an easy-to-use experience for the user, and to advance the development of value-added Bluetooth connections such as the addition of removable memory to a Bluetooth connection plug-in card or the availability of turnkey engineering services for our Bluetooth modules. We welcome endorsements from customers and technology companies. In March 2002, we acquired from Nokia Corporation ("Nokia") its Bluetooth CompactFlash card technology and product line and their endorsement of our Bluetooth CF card for use by Nokia customers. Nevertheless, we cannot be certain whether a significant market for Bluetooth-based devices will develop or whether our products will prove to be competitive and achieve customer acceptance.

Item 2. Description of Property

We lease a 26,000 square foot facility in Newark, California under a lease expiring in December 2006. We believe that we will be able to extend our lease in our current facility at lease expiration or locate acceptable alternative space. We believe that our current facilities are sufficient to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for vote by security holders during the fourth quarter of 2001.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock

Our common stock has traded under the symbol "SCKT" on the Nasdaq National Market system since July 10, 2000, and previously on the Nasdaq OTC Bulletin Board, and also trades on the Pacific Exchange under the symbol "SOK".

The quarterly high and low sales prices of our common stock, as reported on Nasdaq through March 15, 2002 and for the last two fiscal years are as shown below. Over-the-counter market quotations (prior to July 10, 2000) may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Common Stock
Quarter Ended	High	Low
2000
March 31, 2000	$ 51.38	$ 7.94
June 30, 2000	$ 24.63	$ 8.38
September 30, 2000	$ 17.75	$ 9.13
December 31, 2000	$ 15.75	$ 2.97
2001
March 31, 2001	$ 7.25	$ 2.97
June 30, 2001	$ 4.45	$ 1.84
September 30, 2001	$ 2.74	$ 1.02
December 31, 2001	$ 2.55	$ 1.02
2002
March 31, 2002 (through March 15, 2002)	$ 2.25	$ 1.36

On March 15, 2002, the closing sales price for our common stock as reported on the Nasdaq National Market was $2.25. We had approximately 300 stockholders of record as of March 15, 2002, and an additional 10,500 beneficial stockholders. We have not paid dividends on our common stock, and we currrently intend to retain future earnings for use in our business and do not anticipate paying dividends in the foreseeable future.

Item 6. Selected Financial Data

	Year Ended December 31,
(Amounts in Thousands except per share)	1997	1998	1999	2000	2001
Revenue	$4,779	$5,478	$6,876	$11,550	$12,330
Net loss	(3,555)	(1,068)	(845)	(3,748)	(6,063)
Net loss applicable to common stockholders	(3,600)	(1,539)	(1,090)	(3,795)	(6,063)
Net loss per share applicable to common stockholders	(0.70)	(0.22)	(0.11)	(0.18)	(0.26)
Weighted average shares outstanding	5,149	7,103	9,939	20,534	23,436
Total assets	1,770	2,662	7,012	23,922	18,826
Capital lease obligations - long term portion	41	--	--	58	44
Preferred stock	--	4,050	888	--	--
Total stockholders' equity (deficit)	(3,225)	296	5,009	19,267	13,797

Recent Sales of Unregistered Securities

On March 28, 2002, we sold 696,225 shares of Common Stock at a price of $1.59 per share, resulting in gross proceeds of approximately $1.1 million. We estimate net proceeds after placement fees and legal expenses to be approximately $0.9 million. We also issued five-year warrants to acquire 215,829 shares of Common Stock at $1.59 per share. Two members of our Board of Directors invested an aggregate of $130,000 in this offering. The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act and Regulation D thereunder. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in the transaction.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management's beliefs, and assumptions made by management. Words such as "may," "will," "predicts," "anticipates," "expects," "intends," "plans," believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and under "Risk Factors". We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our consolidated financial statements for the year ended December 31, 2001. The application of these policies requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on a combination of historical experience and reasonable judgment applied to other facts. Actual results may differ from these estimates and such differences may be material to the financial statements. In addition, the use of different assumptions or judgments may result in different estimates. We believe our critical accounting policies that are subject to these estimates are Revenue Recognition and Accounts Receivable Reserves, Inventories, Warranties and Costs of Revenue, and Goodwill and Other Intangible Assets.

Revenue Recognition and Accounts Receivable Reserves

We defer revenue recognition on products sold to distributors until our distributors sell the products to their customers because our distributors generally have rights to return products to us for stock rotation, stock reduction, or replacement of defective product. The net amount of deferred revenue and related cost of revenue are classified as deferred revenue on our balance sheet. We use inventory reports received directly by the Company from our distributors at the end of each reporting period to determine the extent of inventory at the distributor, and thus, the amount of revenue to defer. Stock rotation and stock reduction from our distributors generally results in a balance sheet adjustment to our deferred revenue and does not impact our revenue or cost of revenue. We generally recognize revenues on sales to customers other than distributors at the time delivery has occurred, persuasive evidence of an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured. Most of our customers other than distributors do not have rights of return except under warranty. We also estimate the amount of uncollectible receivables at the end of each reporting period based on the aging of the receivable balance, historical trends, and communications with our customers. If actual bad debts are significantly different from our estimates our operating results will be affected.

Inventories, Warranties, and Costs of Revenue

Our inventories primarily consist of component parts used to assemble our connection card products after we receive orders from our customers. We purchase the component parts required by our engineering bill of materials. The timing and quantity of our purchases are based on order forecasts, the lead time requirements of our vendors, and on economic order quantities. At the end of each reporting period, we compare our inventory on hand and due in to our forecasted requirements for the next nine month period and we reserve the cost of any inventory that is surplus, less any amounts that we believe we can recover from disposal of goods that we specifically believe will be saleable past a nine month horizon. Our sales forecasts are based upon historical trends, communications from customers, and marketing data regarding market trends and dynamics, which we discuss in Item 1, Business. Surpluses can also be created by changes to our engineering bill of materials. Changes in the amounts we record for surplus or obsolete inventory are included in cost of revenue. The Company warrants its products against defects in design, materials and workmanship, generally from 90 days to lifetime depending on whether the product has been registered or not by the user. We estimate, based on historical returns, communications from our customers, and engineering estimates, the number of products that are likely to be returned and we estimate a warranty reserve to cover the cost of product replacement. These warranty estimates are charged to cost of sales. If actual warranty costs are significantly different from our estimates, we may need to revise our warranty accrual and the impact could be material to our operating results for a given period.

Goodwill and Other Intangible Assets

Our acquisition of 3rd Rail Engineering in October 2000 added Goodwill and Intangible Assets to our balance sheet. We allocated the purchase price based on an analysis of the fair market value of the assets we acquired. Beginning with the first quarter of 2002, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", we will no longer amortize goodwill, and will evaluate whether the value of the goodwill has been impaired, at which time any impaired balances will be written down. We periodically evaluate intangible and other long lived assets for potential impairment indicators. As of December 31, 2001, in our judgement, there is no impairment in goodwill. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. In March 2002, we acquired the CompactFlash Bluetooth card product line and technology from Nokia Corporation. We will estimate the useful lives of the intangible assets and begin amortizing them over that useful life, and in each future reporting period we will evaluate for possible impairment.

Revenue

We are a leading supplier of connectivity plug-in card products to the handheld and notebook computing markets. Total revenue in 2001 was $12.3 million, an increase of 7% over 2000 revenue of $11.6 million. 2000 revenue increased 68% over 1999 revenue of $6.9 million.

Our products cover a wide range of connection solutions in four product families:

  Our Network connection products are plug-in CompactFlash or PC Card input/output cards that connect handheld computers, either wirelessly or over a cable, to wide area networks through a mobile phone or telephone, to local area networks, and to other electronic devices to reach the Internet, send and receive email, or communicate with electronic appliances such as desktop computers or printers. Our plug-in network connection wireless products consist of Bluetooth and Wireless LAN cards. Our plug-in network connection wired cards consist of mobile phone connection cards, Ethernet cards and modems. Our Bluetooth, phone and Ethernet cards also work with notebooks.
  Our bar code scanning products plug into handheld computers or notebooks through the CompactFlash or PC Card slot and turn handheld computers or notebooks into portable bar code scanners, including traditional linear bar code scanners and PDF417 scanners.
  Our peripheral connection products add one to four serial ports to a notebook or handheld computer, plugging in through the PC Card or CompactFlash card slot to allow the attachment of peripheral devices or attachment to other electronic devices.
  Our embedded products and services provide internal connections for electronic devices and include Bluetooth modules, sale of our proprietary interface chips for use in third party electronic products, engineering design-win services to assist customers in integrating our embedded products, and related developer kits.

Our network connection product revenue in 2001 was $3.4 million, compared to revenue of $3.4 million in 2000 and $1.7 million in 1999. In the third and fourth quarters of 2001 we introduced Bluetooth CompactFlash plug-in cards, Wireless LAN plug-in cards, and modem cards. The revenue growth from sales of these new products in the fourth quarter of 2001 offset declines in the sale of Ethernet plug-in cards, which faced competition from lower priced Asian cards during 2001. Revenue from the sale of phone connection cards was flat during 2001 and 2000. Growth in network connection product revenue in 2000 compared to 1999 was attributable to the introduction of phone connection cards in the second half of 1999 and more moderately to the growth in Ethernet product sales in 2000 compared to the previous year. The growth in network connection product revenue tends to follow the sales volumes for Pocket PC handheld computers, which grew rapidly in 2000 following their introduction in April of that year. Growth of Pocket PCs in 2001 was moderate compared to the year-earlier period because of manufacturing supply shortages during the first half of the year and reduced inventory manufactured in the third quarter of 2001 in anticipation of new model introductions in the fourth quarter. Pocket PC sales approximately doubled in the fourth quarter of 2001 compared to the previous quarter. Sales of our network connection products tend to lag sales of Pocket PCs by several months as customers often purchase peripheral connection products after they purchase and become familiar with their Pocket PC.

Our bar code scanning product revenue in 2001 was $3.1 million compared to revenue of $2.2 million in 2000 and $0.9 million in 1999. The revenue growth is primarily due to one product, the In-Hand Scan card, which is a laser scanner attached to a CompactFlash card which plugs into a Pocket PC, notebook, or other mobile computer to turn the computer into a portable laser scanner. The product is sold both through general distribution and through Value Added Resellers who contract with customers to provide scanning solutions, and this solution is becoming more widely adopted by the Value Added Reseller community for lightweight portable scanning.

Our peripheral connection card revenue in 2001 was $4.4 million compared to $4.4 million in 2000 and $4.1 million in 1999. Peripheral connection cards are primarily sold to connect peripheral devices or other electronic equipment to notebook computers. Overall demand for this product in all years was flat, however, demand in 2001 increased moderately due to the removal of serial ports from certain slim line notebooks, offset moderately by declining use of serial cards in favor of USB connections being built more widely into notebook computers that become a connection alternative to using a serial card.

Our embedded products and services revenue in 2001 was $1.5 million compared to $1.5 million in 2000 and $0.2 million in 1999. Our chip sales included in these totals, which we began selling in 2000, were $0.4 million in 2001 compared to $1.0 million in 2000. Chip sales are highly dependent upon engineering design-wins and the timing of third party design projects. In 2000, almost all of the sales were to a single customer, whereas in 2001, we broadened the customer base but were at early design stages with a larger number of customers. Engineering services revenue included in these totals were $0.8 million in 2001 compared to $0.4 million in 2000 and $0.1 million in 1999. Almost all of the growth was attributable to customers of 3rd Rail Engineering, an engineering design-win services company that we acquired in the fourth quarter of 2000. Embedded products and services also included sale of developer kits of $0.2 million in 2001 and $0.1 million in 2000. We have expanded the number of developer kits that we offer and encourage developers to work with our products through programs such as our Empowering Mobility Program. We also include Bluetooth module sales in this category. Bluetooth modules began shipping in the fourth quarter of 2001 and represented $0.1 million of initial sales during the fourth quarter of 2001.

Revenue outlook for 2002.

Factors that we expect will improve our revenue outlook for 2002 include:

  IDC (December 2001) projects that approximately 9 million Pocket PC and other Windows CE handheld computers will be sold in 2002, more than double the number of sales in 2001. We expect this growth will continue to expand the market for our network connection products.
  Sales of our wireless Bluetooth connection plug-in cards introduced in September 2001 are expected to grow significantly in 2002 as a result of the sale of Bluetooth enabled mobile phones and other devices for the entire year in Europe and for the second half of the year in the U.S., along with faster data transfer speeds being introduced by network carriers which are expected to improve performance and reduce the cost of remote connections. In addition, our Bluetooth plug-in cards recently received the endorsement of Nokia Corporation, one of the leaders in the development of Bluetooth phones and technology. We expect our Bluetooth plug-in cards to be adopted for resale by an increasing number of network carriers which should assist in educating the public on the use of this technology and increase the volume of sales of both our Bluetooth plug-in cards and our wired phone connection cards for use with non-Bluetooth phones. Bluetooth creates a personal area network approximately ten meters around an electronic device, and is designed to let disparate electronic devices such as desktops, handhelds, mobile phones, printers, digital cameras, bar code scanners and network access points communicate with each other wirelessly within that personal area network. Over 2,500 companies are members of the Bluetooth Special Interest Group, which promotes widespread adoption of Bluetooth technology.
  Installation of wireless LAN networks has been rapidly increasing. Our wireless LAN cards were introduced in November 2001 and are expected to enable the use of Pocket PCs and other handheld computers on wireless LAN networks. We are also developing enhanced security features for our wireless LAN card to be completed during 2002, which will increase the number of wireless LAN networks on which our wireless LAN product may be used.
  We continue to increase our worldwide distribution channels and during 2001 we added an office in Europe and one in Asia to work closely with our distributors in those regions. We are well established in electronic retailing, including our own e-commerce website introduced during 2001 on which all of our products are sold. Pocket PCs were introduced into retail stores during the second half of 2001, and we anticipate that our connection products will be added by many retailers during 2002. Increased exposure to our products from larger numbers of quality distributors and from new retailers should increase customer awareness of our products and our sales.
  Bar code scanning with portable lightweight handheld computers is gaining increased acceptance by VARs and customers for highly mobile occasional scanning applications that benefit from scanning with an intelligent computing device, including field sales and service, retail shelf management, manufacturing, financial, medical transactions, management of logistics operations, insurance and government, and we expect these trends to continue. We have added additional scanning products including a 2D scanner, and are working on other products to be introduced in 2002 that we anticipate will broaden the capabilities and uses of portable lightweight scanning.
  We are also developing a smaller form factor for our products, Secure Digital, for use with newer handheld computers that are expected to have an SD slot. Our first SD products are expected to be introduced in 2002, and we expect that they will maintain our leadership position in providing connection solutions for handheld computers.
  Our embedded products and services revenues are expected to grow significantly during 2002 as a result of increased design-wins for our interface chips in third party devices, new chips being introduced in 2002 including an interface chip that supports combination memory and connectivity applications and devices, and additional design-wins for third-party Bluetooth products expected to begin production during 2002 involving the sale of our Bluetooth modules which were introduced in the second half of 2001.

We anticipate that our peripheral connection products revenue will be flat or will moderately decline during 2002 from the increasing use of USB connections in notebook computers.

Although we believe that the anticipated growth in sales of Pocket PC computing devices, our new Wireless plug-in connection products, our capabilities to embed Bluetooth modules in a number of electronic devices, and our expanding distribution channels position us for continued revenue growth, we have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly operating losses at least through the first half of 2002 and possibly longer. We have historically needed to raise capital to fund our operating losses. We believe that our cash balances are adequate to fund our operations through at least the first half of 2002, but are not adequate to fund our operations through 2002. We will need and intend to raise additional capital in 2002 to fund our operations and to strengthen our working capital balances and there are no assurances that such capital would be available on acceptable terms, if at all. The inability to obtain such funding could require the Company to significantly reduce or suspend operations, sell additional securities on terms that are highly dilutive to investors or otherwise have a material adverse effect on the Company's financial condition or operating results. See "--Liquidity and Capital Resources" and "--Risk Factors" for a discussion of the Company's need for additional capital.

The foregoing discussion reflects our current expectations regarding our revenue outlook for 2002 and includes forward-looking statements within the meaning of securities laws. The Company's actual results may not meet our current expectations for the various reasons discussed above and under "--Risk Factors" below.

Gross Profit

Gross profit for 2001 was 53% of revenue compared to gross profit of 55% of revenue in 2000, and 59% of revenue in 1999. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. The moderate declines in gross margin percentages in 2001 and 2000 reflect higher volume discount pricing, higher fixed manufacturing costs as we staff for management of growth, the introduction of newer products that tend to have a higher initial cost and a lower initial gross margin until volumes increase, and larger inventory charges for write-downs and write- offs to cover higher surplus and obsolescence risks.

Gross Profit outlook for 2002. Our target margins for 2002 are 50%. As our sales mix shifts toward higher volume sales, our margins may continue to decline by a few percentage points. We also expect to achieve further cost reductions on our products from volume manufacturing efficiencies and engineering improvements and expect to use these cost reductions to support our margins and to maintain competitiveness with reduced customer pricing. Future unanticipated inventory write offs and writedowns and other factors could adversely impact our margin results.

Research and Development Expense

Research and development expense in 2001 was $3.7 million, an increase in of 35% over research and development expense in 2000 of $2.8 million. The increase was due primarily to higher staffing levels in the first three quarters resulting from the acquisition of 3rd Rail Engineering in October 2000, partially offset by reductions in consultants and other outside services. Research and development expense in 2000 increased 125% over research and development expense of $1.2 million in 1999. The increase was due primarily to increases in engineering resources beginning with the fourth quarter of 2000 from our acquisition of 3rd Rail Engineering, Inc. in October 2000.

Prior to the addition of the 3rd Rail engineers, we augmented our engineering staff with outside engineering consultants. 33% of the increase in 2000 research and development expense over 1999 related to costs of additional personnel and increased usage of consulting engineers. 41% of the increase in 2000 was due to higher levels of outside services and to the cost of software components that we purchased. The balance of the increase related to higher occupancy and administrative support costs. The increase in research and development expense in the fourth quarter of 2000 was primarily due to the addition of 3rd Rail Engineering and to the costs of software components used in development that were acquired and expensed during the quarter. To date, the Company has not capitalized any software development costs.

The additional engineering resources have enabled us to under take and sustain three major engineering development programs. These programs are:

  wireless plug-in Bluetooth CF cards, embedded modules and Bluetooth software;
  combination CF memory and input/output cards with removable memory including development of a new ASIC interface chip; and
  preliminary work on a smaller SD form factor for all of our Compact Flash connection products.

Outlook for 2002 Research and Development Costs: We believe that we have the resources we need to maintain our research and development programs during 2002. Research and development expenses are expected to continue at levels similar to 2001.

Sales and Marketing Expense

Sales and marketing expense in 2001 was $5.1 million, an increase of 36% compared to sales and marketing expense in 2000 of $3.8 million. Sales and marketing expense in 2000 was $3.8 million, an increase of 59% compared to sales and marketing expense in 1999 of $2.4 million. During 2000, we nearly doubled the number of sales and marketing personnel primarily in the fourth quarter of the year, allowing us to commit personnel to each product family, and we added a Vice President of Sales early in the year. Most of the increase in 2001 reflects the higher staffing levels added late in 2000 that were present in 2001 for the entire year. We also experienced modest increases in advertising and promotion, outside marketing services, travel and costs of foreign offices. 46% of the increase in 2000 expense related to higher personnel costs. We also expanded our advertising and increased our attendance at trade shows to reach new markets for our newer products such as our bar code scanning cards.

Sales and Marketing expense outlook for 2002: Sales and marketing expense is expected to moderately increase in 2002 to support our growth, reflecting further expansion of our international sales and marketing presence in Europe and Asia. We also expect to continue to expand our participation at trade shows and to continue to moderately increase our sales, marketing and customer support staffs to support revenue growth and to respond to new product and market opportunities created by our new wireless Bluetooth and wireless LAN products and our embedded products.

General and Administrative Expense

General and administrative expense in 2001 was approximately $2.1 million, an increase of 30% compared to general and administrative expense in 2000 of $1.6 million. General and administrative expense in 2000 was 32% higher than general and administrative expense in 1999 of $1.2 million. Approximately half of the increase in 2001 and 24% of the increase in 2000 reflects increased personnel costs resulting, in part, from the appointment of Kevin Mills as CEO in late March 2000, replacing Charlie Bass who served from April 1997 to March 2000 without cash remuneration, and from increases in the administrative support staff. We also experienced higher costs of business insurance and higher professional fees associated with our growth. In July 2000, our Common Stock was listed on the Nasdaq National Market System, and our expenses in 2001 reflect the higher fees associated with that listing. We also experienced significant growth in our shareholder base during 1999 and early 2000, increasing the costs of our shareholder printing and mailing costs.

General and administrative expense outlook for 2002. We expect our general and administrative expense to grow moderately in 2002 due to higher expenses associated with growth including higher professional fees and increased insurance costs and higher occupancy costs resulting from renewal of our facilities lease at the end of December 2001.

Charges Related to Compensatory Stock Option Grants

Our charges related to compensatory stock option grants were nominal in 2001. We reported stock-based compensation expense of $1.8 million in 2000 relating to the value of stock options vesting during the year held by consultants and others that are not employees or members of the board of directors (limited to grants for services solely in their capacity as a director). Most of the expense is attributed to the change of status of Mr. Charlie Bass in late March 2000 from Chairman and CEO to Chairman, which required us to reclassify a stock option grant he received relating to his services as CEO from an employee grant (while CEO) to a non-employee grant subject to compensatory charges to operations. Mr. Bass' grant was accelerated to fully vest during the third quarter of 2000 and no additional charges relating to this grant will be incurred. We also recognized expense related to the accelerated vesting of remaining stock options for two terminating directors that occurred in the second quarter of 2000. This expense is a non-cash expense and the same amount is credited to Additional Paid-in Capital.

Outlook for 2002: We did not issue any new grants to consultants during 2000 or 2001and charges relating to compensatory stock option grants during 2002 are not expected to be significant.

Amortization of Goodwill and Intangibles

On October 5, 2000, the Company acquired 3rd Rail Engineering, an engineering services firm specializing in embedded systems engineering design and integration services for Windows CE and other operating system environments. The acquisition was valued at $11.3 million, of which approximately $1.1 million was attributed to intangible intellectual property and approximately $10.0 million was attributed to goodwill. During the fourth quarter of 2000 and all of 2001, this goodwill was being amortized ratably over 7 years. Other intangible assets are being amortized over their estimated useful lives of 3 to 8 years. Amortization charges of $1.7 million in 2001 and $0.4 million in 2000 represented full-year amortization of intangibles in 2001 and amortization of intangibles from the date of acquisition to the end of the year in 2000, respectively.

Outlook for 2002: Amortization of goodwill has been discontinued commencing in the first quarter of 2002 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". During 2002, goodwill will be analyzed for impairment of value and we do not anticipate that any amortization of goodwill will be charged to operations during 2002. The amortization of intangibles associated with the acquisition of 3rd Rail Engineering during 2002 is approximately $250,000. In addition, the Company acquired in the first quarter of 2002 the CompactFlash Bluetooth Card product line and technology from Nokia Corporation for approximately $2.6 million. Allocation of the purchase price has not yet been determined. To the extent the purchase price is allocated to intangibles, the amortization of intangibles during 2002 will increase.

Interest Income, Interest Expense, Net

Interest income in 2001 of approximately $0.2 million reflects interest earned on cash balances. Interest income in 2000 of approximately $0.4 million reflects interest on higher cash balances during the year from an equity financing of $4.7 million completed in December 1999, of which $4.3 million was on hand at December 31, 1999, from the exercise of $4.6 million of public warrants during 2000, from the exercise of $0.9 million of other options and warrants throughout the year, and $0.5 million from the issuance of Commons Stock upon the exercise of preemptive rights by the Company's Series D convertible preferred stockholders. Interest income in 1999 was not significant. Interest expense in all three years relates to interest on equipment lease financing obligations, and in 1999 to interest on outstanding bank line balances, which were not used during 2000.

Income Taxes

There were no provisions for Federal or state income taxes for the years ended December 31, 2001, 2000, and 1999 as the Company incurred net operating losses in all periods.

Preferred Stock Dividend; Accretion of Preferred Stock

Preferred stock dividends reflect dividends accrued at a rate of 8% per annum on unconverted Series B convertible preferred stock issued during the first quarter of 1998, on Series C convertible preferred stock issued during the first and second quarters of 1998, and on Series D convertible preferred stock issued during the fourth quarter of 1998. Preferred shares were convertible into common stock at the discretion of the holder. Preferred shares were substantially converted into common shares during 1999 and the balance converted in 2000, and no further dividends accrued in 2001 or will accrue in 2002.

Quarterly Results of Operations

The following table sets forth summary quarterly statements of operations data for each of the quarters in 2000 and 2001. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in our opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
(amounts in thousands)	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	DEC 31,
	2000	2000	2000	2000	2001	2001	2001	2001
Summary Quarterly Data:
Revenue	$ 2,004	$ 2,418	$ 3,265	$ 3,864	$ 2,927	$ 2,820	$ 3,030	$ 3,553
Cost of Revenue	833	1,017	1,449	1,936	1,372	1,279	1,445	1,729
Gross Profit	1,171	1,401	1,816	1,928	1,555	1,541	1,585	1,824
Operating expenses:
Research and development	479	607	532	1,156	995	1,120	877	754
Sales and marketing	737	933	899	1,204	1,390	1,336	1,162	1,249
General and administrative	343	337	411	537	533	620	414	550
Amortization of compensatory stock option grants	88	659	1,088	11	12	22	--	--
Amortization of goodwill and intangibles	--	--	--	421	421	421	421	421
Total operation expense	1,648	2,536	2,930	3,329	3,351	3,518	2,874	2,974
Interest income (expense), net	63	104	106	106	67	45	26	11
Net loss	(414)	(1,031)	(1,008)	(1,295)	(1,729)	(1,932)	(1,263)	(1,139)
Preferred stock dividends	(13)	(7)	(27)	--	--	--	--	--
Net loss applicable to common stockholders	$ (427)	$ (1,038)	$ (1,035)	$ (1,295)	$ (1,729)	$ (1,932)	$ (1,263)	$ (1,139)
Net loss per share applicable to common stockholders	$ (0.03)	$ (0.05)	$ (0.05)	$ (0.06)	$ (0.07)	$ (0.08)	$ (0.05)	$ (0.05)

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

Liquidity and Capital Resources

We have historically financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $44 million in equity capital. We have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly operating losses at least through the first half of 2002 and possibly longer. We have historically needed to raise capital to fund our operating losses.

Cash used in operating activities was $4.2 million compared to $1.7 million in 2000 and $1.4 million in 1999. The use of cash resulted from financing our net loss of $6.1 million in 2001, $3.7 million in 2000, and $0.8 million in 1999, adjustments for non cash items including depreciation, amortization, stock option charges, and amortization of goodwill and intangibles totaling $2.1 million in 2001, $2.5 million in 2000, and $0.2 million in 1999, and changes in working capital balances resulting in a use of cash for all years presented of $0.3 million in 2001, $0.5 million in 2000, and $0.7 million in 1999. Changes in working capital balances during 2001 reflect changes between the end of the year and the beginning of the year, including lower accounts receivable balances from increased collections and the timing of shipments earlier in the fourth quarter, a moderate decrease in inventories, lower accounts payable balances reflecting lower inventory purchases in the fourth quarter, lower accrued expense balances reflecting salary reductions and mandatory vacation policies in effect during the fourth quarter, and lower deferred revenue balances that reflected inventory shipped into retail channels at the end of 2000 that had either been sold or returned by the end of 2001. Changes in working capital balances in 2000 and in 1999 are primarily related to growth including increases in accounts receivables as a direct result of increased revenues, and higher inventories to support anticipated increased revenues, partially offset by increases in accounts payable related to increased levels of inventories, higher accrued payroll related to increased headcount, and higher deferred revenue relating to inventory shipped into retail channels for which revenue recognition had been deferred.

Cash used in investing activities was $0.2 million in 2001, and $1.2 million in 2000 compared to $0.2 million in 1999. In October 2000, we used $1.0 million ($0.7 million net of purchased cash and cash equivalents) as part of the purchase price for the acquisition of 3rd Rail Engineering. Investing activities reflect the cost of furniture, new computer equipment, purchased software for new employees, and tooling costs for new products totaling $0.2 million, $0.5 million, and $0.2 million for the years 2001, 2000 and 1999 respectively. The increased amounts in 2000 reflect more furniture and equipment needed to support higher growth in personnel and higher expenses associated with new tooling for new products.

Cash provided by financing activities was $1.9 million in 2001, $6.0 million in 2000, and $4.9 million in 1999. At the end of 2001, we drew $1.3 million in cash against our revolving credit line which we repaid in January 2002. We did not use our credit line at the end of 2000 or 1999. During 2001, $0.6 million in stock options and warrants were exercised. During 2000, holders exercised $4.5 million of our public warrants to acquire 2.3 million shares of common stock, holders exercised $0.4 million of other warrants to acquire 0.4 million shares of common stock, and holders exercised $0.5 million of employee stock options to acquire 0.8 million shares of common stock. During 2000, we also sold 0.1 million shares of common stock for $0.5 million from the exercise of preemptive rights by the Company's Series D holders to participate in the common stock financing completed in December of 1999. In 1999, we issued common shares in an equity financing completed in December 1999 of $4.7 million and issued additional common shares through the exercise of warrants and options in the amount of $0.8 million. We also paid off our equipment lease lines of approximately $41,000, which matured, and paid off our revolving bank credit line of $0.5 million.

In March 2002 we completed a private placement of 696,225 shares of our common stock to increase our working capital and cash balances. The offering was sold at a price of $1.59 per share of common stock and resulted in gross proceeds of approximately $1.1 million. We estimate net proceeds after placement fees and legal expenses to be approximately $0.9 million. In connection with the offering, we issued to investors warrants to purchase an additional 174,056 shares of our common stock and issued to our placement agent a warrant to purchase 41,773 shares of our common stock, which could result in additional proceeds if exercised. Two members of our Board of Directors invested an aggregate of $130,000 in this offering.

In March 2002, we entered into agreements with Nokia to acquire Nokia's CompactFlash Bluetooth Card technology and product line. The agreement further provides for an aggregate purchase price of Euro 3,000,000, ($2,630,000) which will be paid using funds from Socket's working capital. Of that amount, Euro 1,000,000 ($881,000) was paid at time of contract signing. The balance is payable in installments through September 2003. We are using forward purchase contracts for Euros in order to fix the price of the acquisition in U.S. dollars. In addition to the Nokia agreements, we have binding agreements for an aggregate of $0.6 million in ordinary course inventory purchases over the next 12 months and aggregate annual minimum lease payments under all operating leases of approximately $0.6 million in the current year and approximately $0.5 million in 2003 through 2006.

Our cash balances as of December 31, 2001 were $4.8 million including cash of $1.3 million drawn against our bank line of credit. The bank line of credit will expire in June 2002 and is expected to be renewed. In March we issued common stock and warrants to increase our working capital balances by $0.9 million and we disbursed approximately the same amount in March 2002 as the first installment payment for the purchase of technology from Nokia. We have remaining outstanding warrants from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. We believe that our existing cash balances are adequate to fund our planned operating activities through at least the first half of 2002, but are not adequate to fund our operations through all of fiscal 2002. Our independent auditors included an explanatory paragraph in their report expressing substantial doubt about our ability to continue as a going concern. We will need and intend to raise additional capital in 2002 to fund our operations and to strengthen our working capital balances, which we would intend to accomplish through the issuance of additional equity securities, through renewal of the Company's bank line and through increased borrowings on our bank lines as the level of accounts receivable permits, and through development funding from development partners. However, there can be no assurances that we will meet any of these objectives. In the event we are unable to raise sufficient additional capital to meet our requirements, we may not be able to continue some or all of our current operations.

The Company's contractual obligations are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4 - 5 years
Long Term Debt	$ 89,000	$ 38,000	$ 51,000	$ --
Purchase of Nokia Technology	2,630,000	1,490,000	1,140,000	--
Operating Leases	2,547,000	574,000	979,000	994,000
Unconditional Purchase Obligations with Contract Manufacturers	637,000	637,000	--	--
Total Contractual Cash Obligations	$ 5,903,000	$ 2,739,000	$ 2,170,000	$ 994,000

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

The Company will apply Statement 142 beginning in the first quarter of 2002. Application of the non-amortization provisions of Statement 142 is expected to result in an increase in net income of $1.4 million in 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, (FAS 143), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. We are required to adopt FAS 143 in fiscal 2002 and we do not believe that the adoption of FAS 143 will have a material effect on our financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We are required to adopt FAS 144 in fiscal 2002 and we have not yet determined what effect, if any, the adoption of FAS 144 will have on our financial position or results of operations.

Risk Factors

We need to raise additional capital to fund our operations. Our independent auditors included an explanatory paragraph in their report expressing substantial doubt about our ability to continue as a going concern.

The financial statements have been prepared on a going concern basis. The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2001, the Company had working capital of $4,075,403, and an accumulated deficit of $28,926,957. For the year ended December 31, 2001 the Company used cash for operating activities of $4,219,239 and had a net loss of $6,063,239. In addition, at December 31, 2001, the Company was in default under a financial covenant of its bank line of credit, for which a waiver had been received from the bank to reduce the tangible net worth requirement from $5,000,000 to $4,000,000 through June 2002. The bank line of credit borrowings of $1,317,000 were repaid in January 2002. The Company's ability to meet obligations in the ordinary course of business is dependent on its ability to establish profitable operations and raise additional financing. Management believes it will be able to secure additional sources of financing in 2002 through the issuance of additional equity securities, through renewal of the Company's bank line and through increased borrowings on the line as the level of accounts receivable permits, and through development funding from development partners. Management also intends to delay or reduce expenditures in the event additional financial resources are not available on terms acceptable to the Company. The Report of Ernst & Young LLP, Independent Auditors on the Company's financial statements for the year ended December 31, 2001 contains an explanatory paragraph regarding the insufficiency of the Company's current cash balance to fund planned operating activities through fiscal 2002 and indicated substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that additional financing will be available on acceptable terms, if at all, and such terms may be dilutive to existing stockholders. The Company's inability to secure the necessary financing would have a material adverse affect on the Company's financial condition and results of operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty

We have a history of operating losses, and we cannot assure you that we will achieve ongoing profitability.

We have incurred significant operating losses since our inception in 1992. We expect to continue to incur quarterly operating losses at least through the second quarter of 2002 and possibly longer. Profitability, if any, will depend upon:

  increased market acceptance of our products including new products being introduced into the market;
  our ability to obtain additional capital to fund our working capital requirements;
  market acceptance and increased availability of mobile computers that use Microsoft's Windows-powered operating system for handheld computers (formerly Windows CE);
  the expansion of development and original equipment manufacturer, or OEM, customer relationships to increase development and product sales revenues;
  the development of successful new products for new and existing markets;
  our ability to increase or maintain gross margins through higher sales volumes and contract manufacturing efficiencies;
  our ability to expand our distribution capability;
  our ability to perform on development contracts; and
  our ability to manage our operating expenses.

We depend significantly on the market for mobile computers, particularly those that use the Windows Pocket PC operating system for handheld computers (formerly Windows CE).

Substantially all of our products are designed for use in handheld computers, including notebooks, handheld PCs, Palm-size PCs, tablet PCs, and H/PC Professionals (mini notebooks). The market for mobile computers is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, and significant price competition. These characteristics result in short product life cycles and regular reductions of average selling prices over the life of a specific product. Accordingly, growth in demand for mobile computers is uncertain. If such growth does not occur, demand for our products would be reduced. In addition, certain of our products utilize new technology, such as bluetooth, which is not yet widely adopted in the market place and there can be no assurance that this new technology will be accepted by the market place.

Our ability to generate increased revenue depends significantly on the commercial success of Windows-powered handheld devices, particularly the Pocket PC, and other devices such as the new line of handhelds with expansion options offered by Palm, and the commercial acceptance of our newer connectivity products involving newer technology. As a result, our future success depends on factors outside of our control, including market acceptance of Pocket PC devices generally and other factors affecting the commercial success of Pocket PCs devices, including availability of critical components such as processors, changes in industry standards, or the introduction of new or competing technologies. For instance, our revenue for the first three quarters of fiscal 2001 fell below prior expectations because of delays in shipment of Pocket PC devices by one of the Pocket PC manufacturers. Any delays in or failure of Pocket PC and other Windows-powered devices or the new Palm devices to ship on schedule, or to achieve or maintain market acceptance would reduce the number of potential customers of our products.

We face increased competition and our financial performance and future growth depend upon sustaining leadership positions in our existing markets and successfully targeting new markets.

Competitive challenges faced by Socket are likely to arise from a number of factors, including: industry volatility resulting from rapid development and maturation of technologies; industry consolidation resulting in companies with greater financial, marketing, and technical resources; increasing price competition in the face of weakening economic conditions and excess inventories; and continuing silicon integration of networking products. Our failure to compete successfully against current or future competitors could harm our business, operating results, or financial condition.

Also, in the markets in which we compete, products have short life cycles. Therefore, our success depends on our ability to identify new market and product opportunities, to develop and introduce new products in a timely manner, and to gain market acceptance of new products, particularly in our targeted emerging markets. Any delay in new product introductions, lower than anticipated demand for our new products, or higher manufacturing costs could have an adverse effect on our operating results or financial condition, particularly in those product markets we have identified as emerging high-growth opportunities.

If we fail to develop and introduce new products rapidly and successfully, we will not be able to compete effectively and our business will suffer.

The market for our products is characterized by rapidly changing technology, evolving industry standards, and short product life cycles. If we are unsuccessful at developing and introducing new products and services that are appealing to end users, our business and operating results would be seriously harmed. Accordingly, to remain competitive we must:

  identify emerging standards in the field of mobile computing products;
  enhance our products by adding additional features to differentiate our products from those of our competitors; and
  maintain superior or competitive performance in our products and bring products to market quickly.

The development of new products and services can be very difficult and requires high levels of innovation. The development process is also lengthy and costly. If we fail to anticipate our end users' needs and technological trends accurately or are otherwise unable to complete the development of products and services quickly, we will be unable to introduce new products and services into the market on a timely basis, if at all.

We expect our competitors to continue to improve the performance of their current products and services and to introduce new products, services, and technologies. Alternative technologies or successful new product introductions or enhancements by our competitors could reduce the sales and market acceptance of our products, services and technology, cause intense price competition, or make our products obsolete. Further, short product life cycles expose our products to the risk of obsolescence and require frequent new product introductions. To be competitive, we must continue to invest significant resources in research and development, sales and marketing, and customer support.

We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. Increased competition could result in price reductions, fewer customer orders, reduced margins, and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition, and results of operations.

If we do not correctly anticipate demand for our products, our operating results will suffer.

Historically, we have seen steady increases in demand for our products and have generally been able to increase production to meet that demand. However, the demand for our products depends on many factors and will be difficult to forecast. We expect that it will become more difficult to forecast demand as we introduce and support more products and as competition in the market for our products intensifies. Significant unanticipated fluctuations in demand could cause the following problems in our operations.

If demand increases beyond what we forecast, we would have to rapidly increase production at our third-party manufacturers. We would depend on suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough to meet unexpected demand. Even if we are able to procure enough components, our third-party manufacturers might not be able to produce enough of our devices as fast as we need them. The inability of either our manufacturers or our suppliers to increase production rapidly enough could cause us to fail to meet customer demand. Rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs could lower our profit margins. Further, if production is increased rapidly, manufacturing yields could decline, which may also lower our margins. If forecasted demand does not develop, we could have excess production resulting in higher inventories of finished products and components, which would be costly and could lead to write-offs of some or all of the excess inventories. Lower than forecasted demand could also result in excess manufacturing capacity at our third-party manufacturers and failure to meet some minimum purchase commitments, each of which could result in lower margins.

A significant portion of our revenues currently comes from a small number of distributors, and any decrease in revenues from these distributors could harm our business.

A significant portion of our revenues comes from one distributor. Ingram Micro represented approximately 23% of our worldwide revenues in fiscal 2001 and 26% of our worldwide revenues in fiscal 2000. We expect that the majority of our revenues will continue to depend on sales to a small number of distributors. Any downturn in the business of these customers could seriously harm our revenues and results of operations.

Our intellectual property and proprietary rights may be insufficient to protect our competitive position.

Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. In 1999 and again in 2001 we applied for patents covering our proprietary technology relating to the implementation of memory in combination with Input/Output adapters and we received in March 2002 the patent applied for in 1999. However, we cannot be sure that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology. In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated, or circumvented, or that any right granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors, that develop products based upon the adopted standards.

We also generally enter into confidentiality agreements with our employees, distributors, and strategic partners, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services, or technology without authorization, develop similar technology independently, or design around our patents. In addition, effective copyright, trademark, and trade secret protection may be unavailable or limited in certain foreign countries. Certain of our customers have entered into agreements with us pursuant to which such customers have the right to use our proprietary technology in the event we default in our contractual obligations, including product supply obligations, and fail to cure the default within a specified period of time.

We may not always be able to adequately protect or maintain our intellectual property rights.

Many of our competitors have large intellectual property portfolios, including patents that may cover technologies that are relevant to our business. In addition, many smaller companies, universities, and individual inventors have obtained or applied for patents in areas of technology that may relate to our business. The industry is moving towards aggressive assertion, licensing, and litigation of patents and other intellectual property rights.

In the course of our business, we may receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies, protocols, or specifications in our products. If we are unable to obtain and maintain licenses on favorable terms for intellectual property rights required for the manufacture, sale, and use of our products, particularly those which must comply with industry standard protocols and specifications to be commercially viable, our results of operations or financial condition could be adversely impacted.

In addition to disputes relating to the validity or alleged infringement of other parties' rights, we may become involved in disputes relating to our assertion of our intellectual property rights. Whether we are defending the assertion of intellectual property rights against us or asserting our intellectual property rights against others, intellectual property litigation can be complex, costly, protracted, and highly disruptive to business operations by diverting the attention and energies of management and key technical personnel. Further, plaintiffs in intellectual property cases often seek injunctive relief and the measures of damages in intellectual property litigation are complex and often subjective or uncertain. Thus, the existence of or any adverse determinations in this litigation could subject us to significant liabilities and costs. In addition, if we are the alleged infringer, we could be required to seek licenses from others or be prevented from manufacturing or selling our products, which could cause disruptions to our operations or the markets in which we compete. If we are asserting our intellectual property rights, we could be prevented from stopping others from manufacturing or selling competitive products. Any one of these factors could adversely affect our results of operations or financial condition.

Our ability to comply with industry standards is critical to our business.

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

We depend on alliances and other business relationships with a small number of third parties.

Our strategy is to establish strategic alliances and business relationships with leading participants in various segments of the communications and mobile computer markets. In accordance with this strategy, we have entered into alliances or relationships with, Bell Mobility, Cambridge Silicon Radio, Hitachi, Intermec, Microsoft, Nokia Corporation, Palm, SanDisk Corporation, Sprint PCS, Symbol Technologies, and Toshiba Corporation. Our success will depend not only on our continued relationships with these parties, but also on our ability to enter into additional strategic arrangements with new partners on commercially reasonable terms. We believe that, in particular, relationships with application software developers are important in creating commercial uses for our products. Any future relationships may require us to share control over our development, manufacturing, and marketing programs or to relinquish rights to certain versions of our technology. Also, our strategic partners may revoke their commitment to our products or services at any time in the future, or may develop their own competitive products or services. Also, the hardware or software of such companies that is integrated into our products may contain defects or errors. Accordingly, our strategic relationships may not result in sustained business alliances, successful product or service offerings, or the generation of significant revenues. Failure of one or more of such alliances could result in delay or termination of product development projects, reduction in market penetration, decreased ability to win new customers, or loss of confidence by current or potential customers.

We have devoted significant research and development resources to design activities for Windows-powered mobile products and, more recently, to design activities for products to work with Palm devices, diverting financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft or Palm are obligated to continue the collaboration or to support resulting products. Consequently, Microsoft or Palm may terminate their collaborations with us for a variety of reasons including our failure to meet agreed-upon standards or for reasons beyond our control, including changing market conditions, increased competition, discontinued product lines, and product obsolescence.

Our products may contain undetected flaws and defects.

Although we perform testing prior to new product introductions, our hardware and software products may contain undetected flaws, which may not be discovered until the products have been used by customers. From time to time, we may temporarily suspend or delay shipments or divert development resources from other projects to correct a particular product deficiency. Such efforts to identify and correct errors and make design changes may be expensive and time consuming. Failure to discover product deficiencies in the future could delay product introductions or shipments, require us to recall previously shipped products to make design modifications, or cause unfavorable publicity, any of which could adversely affect our business.

Our quarterly operating results may fluctuate in future periods, and our future results are difficult to predict because we typically have little order backlog.

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
  timing of distributor's shipments to their customers.

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

We depend on key employees, and we need to attract and retain them.

Our future success will depend upon the continued service of certain key technical and senior management personnel. Competition for such personnel is intense and there can be no assurance that we will be able to retain our existing key managerial, technical, or sales and marketing personnel. The loss of key personnel could adversely affect our business.

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

We depend on distributors, resellers, and OEMs to sell our products.

Because we sell our products primarily through distributors, resellers, and OEMs, we are subject to many risks, including risks related to their inventory levels and support for our products. Our agreements with OEMs, distributors, and resellers, in large part, are nonexclusive and may be terminated on short notice by either party without cause. Our OEMs, distributors, and resellers are not within our control, are not obligated to purchase products from us, and may represent other lines of products. A reduction in sales effort or discontinuance of sales of our products by our OEMs, distributors, and resellers could lead to reduced sales.

Use of distributors also entails the risk that distributors will build up inventories in anticipation of a growth in sales. If such growth does not occur as anticipated these could contribute to higher levels of product returns. The loss or ineffectiveness of any of our major distributors or OEMs could adversely affect our operating results.

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

Concentration of credit risks.

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

We may be unable to manufacture our products because we are dependent on a limited number of qualified suppliers for our components.

Several of our component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. If we were unable to procure certain of such materials, we could be required to reduce our operations, which could have a material adverse effect upon our results. To the extent that we acquire extra inventory stocks to protect against possible shortages, we are exposed to additional risks associated with holding inventory including obsolescence, excess quantities, or loss.

A significant portion of our revenues are derived from export sales.

Export sales (sales to customers outside the United States) accounted for approximately 21% of our revenue in 2000 and approximately 38% of our revenue in 2001. Accordingly, our operating results are subject to the risks inherent in export sales, including:

  longer payment cycles;
  unexpected changes in regulatory requirements, import and export restrictions and tariffs;
  difficulties in managing foreign operations;
  the burdens of complying with a variety of foreign laws;
  greater difficulty or delay in accounts receivable collection;
  potentially adverse tax consequences; and
  political and economic instability.

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

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, and other events beyond our control.

We do not have a detailed disaster recovery plan. The State of California has recently experienced electrical power shortages and blackouts. Additionally, we may experience natural disasters that could interrupt our business. Our corporate headquarters is located near an earthquake fault. The potential impact of a major earthquake on our facilities, infrastructure, and overall business is unknown. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

Our stock price is highly volatile.

Our stock price is highly volatile. During the period from January 1, 2001 through December 31, 2001, our stock price fluctuated between a high of $7.25 and a low of $1.02. Stock price fluctuations are caused by many factors, some of which may be beyond our control including general economic conditions and the outlook of market analysts and investors of the industry that we are in.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended December 31, 2001, a decline of 1% in interest rates would reduce our quarterly interest income by approximately $8,700.

Our bank credit line facilities of up to $4.0 million have variable interest rates based upon the lenders index rate plus 0.75% for the domestic line (up to $2.5 million) and the index rate plus 0.5% for the international line (up to $1.5 million). Accordingly, interest rate increases would increase our interest expense on outstanding credit line balances. We utilized our credit line facility only at the end of the quarters ended June 30, 2001, September 30, 2001 and December 31, 2001, and did not subject ourselves to interest rate exposure. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $10,000 for each $1 million of borrowings, if outstanding for the entire year, against our bank credit facility or a maximum of $40,000 if we utilized our entire credit line.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we allow certain of our European distributors to purchase our products in Euros, we pay the expenses of our European subsidiary in Euros, we pay the expenses of our Japan office in Japanese Yen, and we expect to enter into selected future purchase commitments with foreign suppliers that will be paid for in the local currency of the supplier. To date these balances have been small and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net assets at the beginning, during and at the end of the quarter ended December 31, 2001, an adverse change of 10% in exchange rates would result in an increase in our net loss for the quarter of approximately $18,000. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks.

Item 8. Financial Statements

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Socket Communications, Inc.

We have audited the accompanying consolidated balance sheets of Socket Communications, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Socket Communications, Inc. at December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Socket Communications, Inc. will continue as a going concern. As discussed in Note 1, the Company has incurred recurring operating losses since inception and has an accumulated deficit, and the Company's current cash balances are not sufficient to fund its planned operating activities through fiscal 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ernst & Young LLP

San Jose, California
February 12, 2002

SOCKET COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS
	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$ 4,815,245	$ 7,422,104
Accounts receivable, net of allowance for doubtful accounts of $83,606 at December 31, 2001 and $46,365 at December 31, 2000	2,197,980	2,693,822
Inventories	1,794,929	1,980,021
Prepaid expenses & other current assets	251,653	181,023
Total current assets	9,059,807	12,276,970

Property and equipment:
Machinery and office equipment	1,278,132	1,127,965
Computer equipment	604,479	578,408
Total property and equipment	1,882,611	1,706,373
Accumulated depreciation & amortization	(1,345,058)	(1,031,624)
Total property and equipment net of depreciation	537,553	674,749
Goodwill and other intangibles, net of amortization of $2,104,650 at December 31, 2001 and $420,930 at December 31, 2000	9,017,136	10,700,856
Other assets	211,496	269,220
Total assets	$ 18,825,992	$ 23,921,795

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	2,587,067	$ 2,843,835
Accrued expenses	41,590	156,338
Accrued payroll and related expenses	416,799	517,052
Bank line of credit	1,317,000	--
Deferred revenue	595,539	1,046,804
Current portion of capital leases and equipment financing notes	26,409	22,327
Total current liabilities	4,984,404	4,586,356

Long term portion of capital leases and equipment financing notes	44,437	67,951
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value: Authorized shares - 100,000,000 Issued and outstanding shares - 23,604,501 at December 31, 2001 and 22,746,136 at December 31, 2000	23,605	22,746
Additional paid-in capital	42,700,503	42,108,460
Accumulated deficit	(28,926,957)	(22,863,718)
Total stockholders' equity	13,797,151	19,267,488
Total liabilities and stockholders' equity	$ 18,825,992	$ 23,921,795

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
Revenues	$ 12,330,200	$ 11,550,479	$ 6,876,108
Cost of revenue	5,825,454	5,233,881	2,801,091
Gross profit	6,504,746	6,316,598	4,075,017
Operating expenses:
Research and development	3,746,388	2,774,720	1,231,683
Sales and marketing	5,136,323	3,773,718	2,366,652
General and administrative	2,116,962	1,628,489	1,236,500
Amortization of deferred compensation related to compensatory stock option grants	33,604	1,844,698	59,566
Amortization of goodwill and intangibles	1,683,720	420,930	--
Total operating expenses	12,716,997	10,442,555	4,894,401
Operating loss	(6,212,251)	(4,125,957)	(819,384)
Interest income	169,914	385,583	12,005
Interest expense	(20,902)	(7,136)	(37,441)
Net loss	(6,063,239)	(3,747,510)	(844,820)
Preferred stock dividends	--	(47,179)	(245,548)
Net loss applicable to common stockholders	$ (6,063,239)	$ (3,794,689)	$ (1,090,368)
Basic and diluted net loss per share applicable to common stockholders	$ (0.26)	$ (0.18)	$ (0.11)
Weighted average shares outstanding basic and diluted	23,436,239	20,533,752	9,939,198

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 1998	30,065	$1,565,976	163,468	$1,714,043	174,292	$769,887	7,365,914	$7,366	$14,217,366	$(17,978,661)	$295,977
Issuance of Common Stock and Warrants	--	--	--	--	--	--	1,936,058	1,936	5,361,081	--	5,363,017
Conversion of Series B Convertible Preferred Stock to Common Stock	(25,730)	(1,350,504)	--	--	--	--	2,573,000	2,573	1,347,931	--	--
Conversion of Series C Convertible Preferred Stock to Common Stock	--	--	(117,037)	(1,234,396)	--	--	1,934,496	1,934	1,232,462	--	--
Conversion of Series D Convertible Preferred Stock to Common Stock	--	--	--	--	(130,719)	(577,415)	1,307,190	1,307	576,108	--	--
Exercise of Warrants	--	--	--	--	--	--	334,457	334	110,637	--	110,971
Dividends Paid/Payable in Common Stock	--	--	--	--	--	--	426,483	427	245,121	(245,548)	--
Exercise of Common Stock Options	--	--	--	--	--	--	44,622	45	23,841	--	23,866
Charge for Compensatory Stock Options	--	--	--	--	--	--	--	--	59,566	--	59,566
Net Loss and Comprehensive Net Loss	--	--	--	--	--	--	--	--	--	(844,820)	(844,820)
Balance at December 31, 1999	4,335	215,472	46,431	479,647	43,573	192,472	15,922,220	15,922	23,174,113	(19,069,029)	5,008,597
Exercise of Warrants	--	--	--	--	--	--	3,109,858	3,110	5,015,964	--	5,019,074
Issuance of Common Stock	--	--	--	--	--	--	111,019	111	517,238	--	517,349
Acquisition of 3rd Rail Engineering, Inc.	--	--	--	--	--	--	796,282	796	10,151,927	--	10,152,723
Conversion of Series B Convertible Preferred Stock to Common Stock	(4,335)	(215,472)	--	--	--	--	433,500	434	215,038	--	--
Conversion of Series C Convertible Preferred Stock to Common Stock	--	--	(46,431)	(479,647)	--	--	1,092,497	1,092	478,555	--	--
Conversion of Series D Convertible Preferred Stock to Common Stock	--	--	--	--	(43,573)	(192,472)	438,053	438	192,034	--	--
Dividends Paid/Payable in Common Stock	--	--	--	--	--	--	3,501	4	47,175	(47,179)	--
Exercise of Stock Options	--	--	--	--	--	--	839,206	839	471,718	--	472,557
Charge for Compensatory Stock Options	--	--	--	--	--	--	--	--	1,844,698	--	1,844,698
Net Loss and Comprehensive Net Loss	--	--	--	--	--	--	--	--	--	(3,747,510)	(3,747,510)
Balance at December 31, 2000	--	--	--	--	--	--	22,746,136	22,746	42,108,460	(22,863,718)	19,267,488
Exercise of Warrants	--	--	--	--	--	--	87,146	88	49,912	--	50,000
Exercise of Stock Options	--	--	--	--	--	--	771,219	771	508,527	--	509,298
Charge for Compensatory Stock Options	--	--	--	--	--	--	--	--	33,604	--	33,604
Net Loss and Comprehensive Net Loss	--	--	--	--	--	--	--	--	--	(6,063,239)	(6,063,239)
Balance at December 31, 2001	--	$ --	--	$ --	--	$ --	23,604,501	$ 23,605	$ 42,700,503	$ (28,926,957)	$ 13,797,151

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2001	2000	1999
Operating activities
Net loss	$ (6,063,239)	$ (3,747,510)	$ (844,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	358,224	258,943	130,186
Amortization	23,458	4,432	8,641
Charges for stock option grants	33,604	1,844,698	59,566
Amortization of goodwill and intangibles	1,683,720	420,930	--
Changes in operating assets and liabilities:
Accounts receivable	495,842	(745,080)	(682,474)
Inventories	185,092	(1,243,942)	(256,501)
Prepaid expenses and other current assets	(70,630)	(124,311)	765
Other assets	57,724	(178,657)	(4,064)
Accounts payable	(256,768)	1,373,456	10,232
Accrued expenses	(114,748)	(78,558)	13,113
Accrued payroll and related expenses	(100,253)	37,449	69,690
Deferred revenue	(451,265)	490,507	106,293
Net cash used in operating activities	(4,219,239)	(1,687,643)	(1,389,400)
Investing activities
Acquisition of 3rd Rail Engineering, net of acquired cash	--	(665,670)	--
Purchase of equipment	(244,486)	(514,568)	(233,151)
Net cash used in investing activities	(244,486)	(1,180,238)	(233,151)
Financing activities
Payments on capital leases and equipment financing notes	(19,432)	(3,665)	(41,083)
Gross proceeds from bank line of credit	4,465,261	--	4,552,252
Gross payments on bank line of credit	(3,148,261)	--	(5,072,979)
Stock options exercised	509,298	472,557	23,886
Net proceeds from sale of common stock and warrants	--	5,019,074	5,363,017
Warrants exercised	50,000	517,347	110,971
Net cash provided by financing activities	1,856,866	6,005,315	4,936,064
Net increase in cash and cash equivalents	(2,606,859)	3,137,434	3,313,513
Cash and cash equivalents at beginning of year	7,422,104	4,284,670	971,157
Cash and cash equivalents at end of year	$ 4,815,245	$ 7,422,104	$ 4,284,670
Supplemental cash flow information
Cash paid for interest	$ 20,902	$ 7,136	$ 37,441
Dividends paid/payable in common stock	--	$ 47,179	$ 245,548
Conversion of preferred stock to common stock	--	$ 887,591	$ 3,162,315
Common stock issued to 3rd Rail Engineering for acquisition	--	$ 10,152,723	--
Purchase of equipment under capital lease	--	$ 105,769	--

NOTE 1 - Summary of Significant Accounting Policies

Organization and Business

Socket Communications, Inc. ("Socket" or the "Company") develops and sells connection solutions for handheld computers including notebooks, handheld PCs, Palm-size PCs, tablet PCs, and H/PC Professionals (mini notebooks). Using either our wired or our wireless connection products, handheld computer users can connect to wide area networks, local area networks, and personal area networks to reach the Internet, email, or other electronic appliances. We also offer a family of bar code scanning cards that enable handheld computers to be used as portable bar code scanners. We have developed a worldwide distribution network, and our products are endorsed and recommended by many of the leading manufacturers and distributors of mobile devices that use the Windows CE operating system from Microsoft Corporation ("Microsoft") and for mobile computers that use Microsoft's Windows 9x and NT operating systems. These connection solutions include families of low power PC Card adapters for peripheral connections, Ethernet network connectivity, mobile data collection(bar code scanning), and wireless communications. The Company's connection products are its principal sources of revenues. The Company also recognizes revenues from funded engineering services and from the sale of interface chips to original equipment manufacturers. The Company is incorporated in the state of Delaware.

Basis of Presentation

The financial statements have been prepared on a going concern basis. The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2001, the Company had working capital of $4,075,403, and an accumulated deficit of $28,926,957. For the year ended December 31, 2001 the Company used cash for operating activities of $4,219,239 and had a net loss of $6,063,239. In addition, at December 31, 2001, the Company was in default under a financial covenant of its bank line of credit, for which a waiver had been received from the bank to reduce the tangible net worth requirement from $5,000,000 to $4,000,000 through June 2002. The bank line of credit borrowings of $1,317,000 were repaid in January 2002. The Company's ability to meet obligations in the ordinary course of business is dependent on its ability to establish profitable operations and raise additional financing. Management believes it will be able to secure additional sources of financing in 2002 through the issuance of additional equity securities, through renewal of the Company's bank line and through increased borrowings on the line as the levels of accounts receivable permit, and through development funding from development partners. Management also intends to delay or reduce expenditures in the event additional financial resources are not available on terms acceptable to the Company. The Report of Ernst & Young LLP, Independent Auditors on the Company's financial statements for the year ended December 31, 2001 contains an explanatory paragraph regarding the insufficiency of the Company's current cash balances to fund planned operating activities through fiscal 2002 and indicated substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that additional financing will be available on acceptable terms, if at all, and such terms may be dilutive to existing stockholders. The Company's inability to secure the necessary financing would have a material adverse affect on the Company's financial condition and results of operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

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

Reclassification of Prior Year Balances

Certain reclassifications have been made to prior year's balance sheet and statement of cash flow to conform to the current year presentation. Amounts that were reclassified were not material.

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity date of three months or less at date of purchase to be cash equivalents as of December 31, 2001 and 2000. All of the Company's cash and cash equivalents consisted of amounts held in demand deposits and money market funds.

Accounts Receivable

The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended December 31, 2001, 2000, and 1999:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Amounts Written Off	End of Period
Accounts Receivable Allowance for Doubtful Accounts:
2001	$ 46,365	$ 57,113	$ 19,872	$ 83,606
2000	$ 67,417	$ 81,770	$ 102,822	$ 46,365
1999	$ 42,265	$ 25,582	$ 430	$ 67,417

Inventories

Inventories consist principally of raw materials and sub-assemblies stated at the lower of standard cost, which approximates actual costs (first-in, first-out method), or market (estimated net realizable value). The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current inventory that will be sold. These estimates are dependent on the Company's assessment of current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment.

	December 31,
	2001	2000
Raw materials and sub-assemblies	$ 1,632,716	$ 1,914,749
Finished goods	162,213	65,272
Total inventory	$ 1,794,929	$ 1,980,021

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method, over the estimated useful lives of the assets which range from one to five years. Assets under capital leases are amortized over the shorter of the asset life or the remaining lease term.

Goodwill and Other Intangible Assets

Goodwill is amortized on a straight-line basis over the estimated useful life, generally 7 years. The carrying values of long-term assets and intangibles are reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that carrying values of long-term assets, other intangibles, and associated goodwill will not be recoverable based on projected undiscounted future cash flows, carrying values are reduced to estimated fair values by first reducing goodwill and second by reducing long-term assets and other intangibles. Amortization of goodwill for the years ended 2001 and 2000 was $1,432,976 and $358,244, respectively. Amortization of other intangible assets for the years ended 2001 and 2000 was $250,744 and $62,686, respectively.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards become effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Based on acquisitions completed as of June 30, 2001, application of the non-amortization provisions of these rules is expected to result in an increase in net income of approximately $1,433,000 per year as compared to fiscal 2001.

The new rules also require business combinations after June 30, 2001 to be accounted for using the purchase method of accounting, and goodwill acquired after June 30, 2001 will not be amortized. The amount of unamortized goodwill at December 31, 2001 was $8,239,617. During fiscal 2002, the Company will test goodwill at each reporting period for impairment under the new rules.

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

Revenue Recognition

Revenue from sales of products is recognized when persuasive evidence of an arrangement exists including a fixed price to the buyer, delivery has occurred, and collectibility is reasonably assured. Estimated product returns are provided for in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists." Revenues to distributors where the right of return exists are recognized upon "sell-through" when delivered from the distributor to the end customer.

The Company also earns revenues from services performed in connection with consulting arrangements. For those contracts that include contract milestones or acceptance criteria the Company recognizes revenue as such milestones are achieved or as such acceptance occurs. In some instances the acceptance criteria in the contract requires acceptance after all services are complete and all other elements have been delivered. Revenue recognition is deferred until those requirements are met.

Warranty

The Company warrants its products against defects in design, materials and workmanship generally from 90 days to lifetime depending on whether the product has been registered or not by the user. We estimate, based on historical returns, communications from our customers, and engineering estimates the number of products that are likely to be returned and we estimate a warranty reserve to cover the cost of product replacement. The provision for estimated future costs relating to warranty expense is recorded when revenue is recorded. The Company has not experienced significant warranty claims to date.

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

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred $534,213, $550,196, $437,520, in advertising costs during 2001, 2000, and 1999 respectively.

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

Net Loss Per Share

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic net loss per share:

	Years Ended December 31,
	2001	2000	1999
Numerator for basic:
Net Loss	$ (6,063,239)	$ (3,747,510)	$ (844,820)
Preferred stock dividends	--	(47,179)	(245,548)
Net loss applicable to common stockholders	$ (6,063,239)	$ (3,794,689)	$ (1,090,368)

Denominator:
Weighted average common shares outstanding used in computing basic and diluted net loss per share	23,436,239	20,533,752	9,939,198
Basic and diluted net loss per share applicable to common stockholders	$ (0.26)	$ (0.18)	$ (0.11)

The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses since inception and thus no potential common shares from stock options, convertible preferred stock or convertible notes have been included in the net loss per share calculation. Options and warrants to purchase 5,500,270, 4,914,083, and 8,468,145, shares of common stock in 2001, 2000, and 1999, respectively, have been omitted from the loss per share calculation as their effect is antidilutive.

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

Information regarding geographic areas for the years ended December 31, 2001, 2000 and 1999 are as follows:

	Years Ended December 31,
Revenues: (in thousands)	2001	2000	1999
United States	$ 7,688	$ 9,074	$ 4,602
Europe	2,579	1,577	1,779
Asia and rest of world	2,063	899	495
	$ 12,330	$ 11,550	$ 6,876

Export revenues are attributable to countries based on the location of the customers. The Company does not hold long lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of total revenues were as follows:

	Years Ended December 31,
	2001	2000	1999
Ingram Micro	23%	26%	24%

NOTE 2 - Bank Financing Arrangements

In October 1999, the Company entered into a credit agreement ("Credit Agreement") with a bank. The related agreement was amended in March 2001 and expired in February 2002. In March 2002 the Company amended its Credit Agreement with its bank, which will now expire on June 15, 2002 (See Note 12). This amended Credit Agreement replaces credit agreements previously in effect. The credit facility under the Credit Agreement allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables ($2,500,000 and $1,500,000, respectively), at the lenders index rate which is based on prime, plus 0.75% and 0.5%, respectively, on domestic and international receivables. The rates in effect at December 31, 2001 were 5.5% and 5.25% on the domestic and international lines, respectively. At December 31, 2001 outstanding amounts on the lines were $779,000 and $538,000, respectively, which were the approximate amounts available on the lines. There were no outstanding borrowings on the lines at December 31, 2000. The Credit Agreement contains covenants that require the Company to maintain certain financial ratios including the Company's tangible net worth must exceed $5,000,000. As of December 31, 2001 the Company was not in compliance with the tangible net worth covenant and had obtained a waiver from the bank to reduce the requirement to $4,000,000. There are limitations on the Company's ability to pay dividends and such dividends must be payable in common stock under the terms of the credit agreement.

NOTE 3 - Acquisition of 3rd Rail Engineering, Inc.

On October 5, 2000, the Company acquired 3rd Rail Engineering, Inc., an engineering services and product design company, for $11,319,124, resulting in 3rd Rail becoming a wholly owned subsidiary of Socket. The Company issued 796,282 shares of its Common Stock, valued at the closing market price of $12.75 on October 5, 2000, and paid cash in the amount of $1,003,345 in exchange for all of the outstanding shares of 3rd Rail common stock. The transaction expenses were approximately $163,000. The acquisition was accounted for under the purchase method of accounting.

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

Developed technologies consisted principally of project management and other software tools that would be used by the Company's operations and consisted of:

  Flywheel - project management tool that includes a component/parts database, time card tracking, project management tracking, and management reports
  DMON - software package originally developed by Hitachi and for which 3rd Rail was assigned the exclusive rights. This software is used in the development of embedded systems to reduce development time.
  Schematic library/library of previous designs - various schematics and previous designs which can be used in future development.

To determine the value of the developed technologies the cost method was used, as the Company does not intend on selling any of this technology but rather using it in-house. All estimates of time to develop were based upon discussions with management at 3rd Rail and were based upon the actual time incurred historically.

To determine the value of assembled workforces, the Company considered, among other factors, the costs to replace existing employees including search costs, interview costs and training costs.

Goodwill is determined based on the residual difference between the amount paid and the values assigned to identified tangible and intangible assets. If the values assigned to identified tangible and intangible assets exceed the amounts paid, including the effect of deferred taxes, the values assigned to long-term assets were reduced proportionately. Goodwill was amortized over an estimated life of seven years during 2001 and 2000. Beginning in the first quarter of 2002, goodwill will no longer be amortized but will be subject to annual impairment tests under the new rules.

The following is a summary of the purchase price allocation:

	Amount	Estimated Useful Life
Tangible assets less liabilities assumed	$ 197,338	n/a
Developed technology	835,125	6.7 years
Assembled workforce	255,824	3.0 years
Goodwill	10,030,837	7.0 years
Total purchase price	$ 11,319,124

NOTE 4 - Capital Lease Obligations and Equipment Financings

The Company leases certain of its equipment under capital leases. The leases were collateralized by the underlying assets. At December 31, 2001 property and equipment with a cost of $99,739 were subject to such financing arrangements. Related accumulated amortization at December 31, 2001 amounted to $23,458. Future minimum payments under capital lease and equipment financing arrangements as of December 31, 2001 are as follows:

2002	$ 37,644
2003	37,644
2004	13,359
Total minimum lease payments	88,647
Less amount representing interest	(17,801)
Present value of net minimum payments	70,846
Less current portion	(26,409)
Long-term portion	$ 44,437

NOTE 5 - Commitments

The Company's headquarters are operated under a five-year noncancelable operating lease which expires in December 2006. The Company also leases facilities through its subsidiary which expires in June 2003. Future minimum lease payments under all operating leases are:

2002	$ 574,103
2003	509,765
2004	468,742
2005	487,492
2006	506,991
Total	$ 2,547,093

Rental expense under all operating leases was $284,277, $226,959, $195,905, for each of the years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 6 - Stock Option/Stock Issuance Plan

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

Information with respect to the 1993 Plan is summarized as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Price Per share
Balance at December 31, 1998	112,096	71,412	$0.63
Canceled	2,806	(2,806)	$0.64
Balance at December 31, 1999	114,902	68,606	$0.63
Canceled	--	(65,460)	$0.63
Balance at December 31, 2000 and December 31, 2001	114,902	3,146	$0.64

As of December 31, 2001, 2000, and 1999, options to purchase 3,146, 3,146, and 68,606 shares were exercisable at a weighted average exercise price of $0.64, $0.64, and $0.63, respectively. The exercise price of the options at December 31, 2001 ranged from $0.59 to $0.67. The weighted average remaining contractual life for options outstanding under the 1993 Plan at December 31, 2001 is approximately 2.25 years.

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

Information with respect to the 1995 Plan is summarized as follows:

		Outstanding Options
	Options Available For Grant	Number of Shares	Weighted Average Price Per share
Balance at December 31, 1998	105,190	1,629,810	$0.60
Increase in shares authorized	1,200,000	--
Granted	(335,000)	335,000	$0.95
Canceled	50,689	(50,689)	$0.59
Exercised	--	(34,205)	$0.53
Balance at December 31, 1999	1,020,879	1,879,916	$0.67
Increase in shares authorized	1,200,000	--
Granted	(1,793,976)	1,793,976	$5.30
Canceled	52,762	(52,762)	$8.39
Exercised	--	(695,669)	$0.56
Balance at December 31, 2000	479,665	2,925,461	$3.39
Increase in shares authorized	900,000	--
Granted	(1,495,700)	1,495,700	$1.88
Canceled	483,030	(483,030)	$9.41
Exercised	--	(757,019)	$0.66
Balance at December 31, 2001	366,995	3,181,112	$2.41

As of December 31, 2001, 2000 and 1999, options to purchase 906,688, 827,330, and 1,035,431 shares were exercisable at a weighted average exercise price of $2.57, $1.00, and $0.60, respectively. The outstanding and exercisable options at December 31, 2001 presented by price range are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.44 - 0.69	371,274	6.92	$ 0.59	210,558	$ 0.59
1.06 - 2.28	1,053,512	9.75	1.23	114,386	1.08
3.38	1,730,326	9.17	3.38	568,952	3.38
7.75	8,000	8.00	7.75	4,167	7.75
14.94	18,000	8.17	14.94	8,625	14.94
$ 0.44 - 14.94	3,181,112	9.08	$ 2.41	906,688	$ 2.57

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

Information with respect to the 1999 Plan is summarized as follows:

		Outstanding Options
	Options Available For Grant	Number of Shares	Weighted Average Price Per share
Authorized	1,000,000	--
Granted	(440,000)	440,000	$0.56
Exercised	--	(10,417)	$0.56
Balance at December 31, 1999	560,000	429,583	$0.56
Increase in Shares Authorized	500,000	--
Granted	(833,224)	833,224	$3.38
Exercised	--	(77,603)	$0.56
Balance at December 31, 2000	226,776	1,185,204	$2.54
Granted	(250,000)	250,000	$3.16
Canceled	28,021	(28,021)	$2.44
Exercised	--	(14,200)	$0.56
Balance at December 31, 2001	4,797	1,392,983	$2.67

As of December 31, 2001, 2000, and 1999, 534,153, 160,760 and 40,626 options were exercisable at a weighted average exercise price of $2.40, $1.78, and $0.56, respectively. The outstanding and exercisable options at December 31, 2001 presented by price range are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.56	328,509	7.50	$ 0.56	180,072	$ 0.56
2.28	50,000	9.58	2.28	12,500	2.28
3.38	1,014,474	9.08	3.38	341,581	3.38
$ 0.56 - 3.38	1,392,983	8.67	$ 2.67	534,153	$ 2.40

The Company did not grant any new options to consultants in either 2001 or 2000. The Company in prior years granted options to consultants in exchange for consulting services to be rendered and generally vested over a period of four years. The Company recorded a charge to operations related to these compensatory stock option grants of $33,604, $143,904, and $59,566, for the years ended December 31, 2001, 2000, and 1999. The Company as of October 2001 had no remaining options outstanding related to consultants and did not recognize expense related to such options in the last two quarters of 2001.

A significant portion of the stock option charges in 2000 resulted from a change in status during the first quarter of fiscal 2000 for Charlie Bass, former Chief Executive Officer, following the appointment of Kevin Mills as President and Chief Executive Officer at the end of March 2000. In August 2000, the Board of Directors approved acceleration of vesting of this award. Total compensation charges recorded related to this award were $1,532,190 in fiscal 2000. No additional charges relating to this grant were incurred in future quarters. The Company also recognized compensation expense in the amount of $168,604 related to the accelerated vesting of remaining stock options for two terminating directors that occurred in the second quarter of 2000.

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

	2001	2000	1999
Risk-free interest rate (%)	4.82%	5.38%	5.94%
Dividend yield	--	--	--
Volatility factor	1.3	1.3	0.993
Expected remaining option life (years)	6.5	6.5	6.5

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

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement 123, the Company's net loss per share would have increased to the pro forma amounts indicated below:

	2001	2000	1999
Pro forma net loss applicable to common shareholders	$(7,584,524)	$(5,543,732)	$(1,282,236)
Pro forma net loss per share applicable to common shareholders	$ (0.32)	$ (0.27)	$ (0.13)

NOTE 7 - Warrants

The Company issued warrants to purchase common stock in connection with certain financing agreements. The Company has the following warrants outstanding to purchase common stock at December 31, 2001:

Reason	Number of Shares	Price Per Share	Issue Date	Expiration Date
Series B financing	122,500	$ 0.40	Jan 1998	Jan 2003
Series B-1 financing	132,750	$ 0.565	Feb 1998	Feb 2003
Series B-2 financing	110,725	$ 0.57375	Mar 1998	Mar 2003
Common stock financing	240,401	$ 1.08	Sep 1999	Sep 2002
Common stock financing	316,653	$ 4.66	Dec 1999	Dec 2002
Total warrants	923,029

NOTE 8 - Shares Reserved

Common stock reserved for future issuance was as follows at December 31, 2001:

Stock option grants outstanding (see Note 6)	4,577,241
Reserved for future stock option grants (see Note 6)	486,694
Common stock warrants (see Note 7)	923,029
Total common stock reserved for future issuance	5,986,964

NOTE 9 - Related Party

The Company had outstanding accounts payable to the Impact Zone, an engineering design and consulting services company, of $18,688, $29,400 and $2,500 at December 31, 2001, 2000 and 1999, and received services during the years ended December 31, 2001, 2000 and 1999 valued at $234,838, $163,500 and $21,300. The Company had no outstanding accounts receivable due from the Impact Zone of at December 31, 2001 and recognized revenues during the year ended December 31, 2001 of $18,118. The Impact Zone's principal stockholder, Dale Gifford, is a sibling of Micheal L. Gifford, Executive Vice President and Director of Socket.

NOTE 10 - Retirement Plan

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

NOTE 11 - Income Taxes

Due to the Company's loss position, there was no provision for income taxes for the years ended December 31, 2001, 2000, and 1999.

As of December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $17,000,000 and $4,000,000, respectively. The Company also has federal and state tax credit carryforwards of approximately $200,000 and $200,000, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2002 through 2021, if not utilized.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of deferred tax assets are as follows:

	December 31,
	2001	2000
Net operating loss carryforwards	$ 6,010,000	$ 5,338,000
Credits	330,000	286,000
Capitalized research and development costs	2,260,000	1,777,000
Reserves	770,000	543,000
Total deferred tax assets	9,370,000	7,944,000
Valuation allowance for deferred tax assets	(9,059,000)	(7,508,000)
Acquired intangibles	(311,000)	(436,000)
Net deferred tax assets	$ --	$ --

NOTE 12 - Subsequent Events (Unaudited)

Acquisition of Nokia Bluetooth Card Technology and CompactFlash Card Business On March 16, 2002, the Company acquired from Nokia Corporation its CompactFlash ("CF") Bluetooth Card product line and technology. The agreement provided for the transfer of tooling related to the manufacture of the Nokia CF Bluetooth Card, rights to manufacture CF Bluetooth connection cards using specific Nokia technology, rights to distribute existing CF Bluetooth Card products and to develop and distribute new Bluetooth Card products based on Nokia-developed technology. The purchase price was 3 million Euros ($2,630,000), of which 1 million Euros ($881,000) was paid at the time the agreement was signed. The balance is payable in installments through September 2003. The Company is using forward purchase contracts for Euros in order to fix the price of the acquisition in U.S. dollars.

Extension of Bank Line of Credit On March 29, 2002 the Company extended its Credit Agreement with its bank, which will now expire on June 15, 2002. The terms and conditions of the prior agreement (See Note 12) remain in place under the extension, and the waiver from the bank to reduce the tangible net worth requirement from $5,000,000 to $4,000,000 remains in effect.

Financing On March 28, 2002, the Company closed a common stock financing for 696,225 common shares at an average market price of $1.59 per share. Total proceeds were $1,107,000 and net proceeds after costs and expenses were approximately $900,000. In connection with the financing, the Company issued five-year warrants to acquire 215,829 shares of common stock at the financing price.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10. Directors and Executive Officers

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 20, 2002.

Item 11. Executive Compensation

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 20, 2002.

Item 12: Security Ownership of Certain Beneficial Owners and Management

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 20, 2002.

Item 13. Certain Relationships and Related Transactions

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 20, 2002.

PART IV

Item 14. Exhibits and Reports on Form 8-K

(a) Documents filed as part of this report:

1. All financial statements.

INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2. Financial statement schedules.

None.

3. Exhibits. See Index of Exhibits. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

(b) Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SOCKET COMMUNICATIONS, INC.
Registrant

Date: March 28, 2002	/s/ Kevin J. Mills Kevin J. Mills President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Kevin Mills and David Dunlap as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Kevin J. Mills	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2002
Kevin J. Mills

By	/s/ Charlie Bass	Chairman of the Board	March 28, 2002
Charlie Bass

By	/s/ David W. Dunlap	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2002
David W. Dunlap

By	/s/ Micheal L. Gifford	Executive Vice President and Director	March 28, 2002
Micheal L. Gifford

By	/s/ Enzo Torresi	Director	March 28, 2002
Enzo Torresi

By	/s/ Gianluca Rattazzi	Director	March 28, 2002
Gianluca Rattazzi

By	/s/ Burnett W. Donoho	Director	March 28, 2002
Burnett W. Donoho

By	/s/ Leon Malmed	Director	March 28, 2002
Leon Malmed

Index to Exhibits

Exhibit Number	Description

2.1 (1)	Agreement and Plan of Reorganization.
3.1 (2)	Certificate of Incorporation.
3.2 (2)	Bylaws.
3.3	Certificate of Amendment of Bylaws dated March 14, 2001.
4.1 (1)	Form of Registration Rights Agreement between the Company and Messrs. Paul Hughes, Robert Miller, and Tom Newman.
10.1 (2)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10.2 (2)*	1993 Stock Option/Stock Issuance Plan and forms of agreement thereunder.
10.3 (2)*	1995 Stock Plan and forms of agreement thereunder.
10.4 (3)	Standard Lease Agreement by and between Central Court, LLC and the Company dated September 15, 1996.
10.6 (4)*	Form of Amendment No.1 to Stock Option Agreement between the Company and certain Option Holders under the 1995 Stock Option Plan.
10.9 (5)*	1999 Nonstatutory Stock Option Plan.
10.10(6)*	Bonus Plan dated February 18, 1998 between the Company and certain eligible participants.
10.11(7)*	Employment Agreement dated October 5, 2000 with: Paul Hughes, Vice President of Operations and Robert Miller, Vice President of Engineering
10.12 (7)*	Employment Agreement dated December 20, 2000 with Kevin Mills, President and CEO.
10.13(7)*	Employment Agreement dated December 20, 2000 with Micheal Gifford, Executive Vice President for Business Development.
10.14(7)*	Employment Agreement dated December 20, 2000 with David Dunlap, Chief Financial Officer and Corporate Secretary.
10.15(7)*	Employment Agreement dated December 20, 2000 with John Adams, Jr., Vice President of Worldwide Sales.
10.16(7)*	Employment Agreement dated December 20, 2000 with Len Ott, Chief Technical Officer.
10.17(7)*	Form of Executive Management Bonus Plan dated December 20, 2000 between the Company and certain eligible participants.
10.18	Business Transfer Agreement For Nokia Proprietary Bluetooth Technology dated 11 March 2002 between Nokia Corporation and Socket Communications, Inc.
10.19	Second Amendment to Lease by and between Central Court, LLC and the Company dated December 14, 2001.
23.1	Consent of Ernst & Young LLP, Independent Auditors.

_________

* Executive compensation plan or arrangement.

(1) Incorporated by reference to exhibits filed with Company's Form 8-K filed on October 20, 2000.

(2) Incorporated by reference to exhibits filed with Company's Registration Statement on Form SB-2 (File No. 33-91210-LA) filed on June 2, 1995 and declared effective on October 20, 2000.

(3) Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form SB-2 (File No. 333-22273) filed on February 24, 1997.

(4) Incorporated by reference to exhibits filed with the Company's Form 10-KSB for the year ended December 31, 1997 filed on March 30, 1998.

(5) Incorporated by reference to exhibits filed with the Company's Form 10-QSB filed on August 16, 1999.

(6) Incorporated by reference to exhibits filed with the Company's Form 10-KSB filed on March 30, 1998.

(7) Incorporated by reference to exhibits filed with the Company's Form 10-KSB filed on April 2, 2001.

Exhibit 23.1

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements and Related Prospectuses (Forms S-3 No. 333-96231, No. 333-51236, and No. 333-49001; and Forms S-8 No. 333-85721, No. 333-68347, No. 333-66060, No. 333-59838, No. 333-07669) of our report dated February 12, 2002, with respect to the consolidated financial statements of Socket Communications, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2001.

/s/ ERNST & YOUNG LLP

San Jose, California
March 29, 2002