Form 10-K/A
period 2001-12-31
SOCKET COMMUNICATIONS INC
filed 2002-04-30
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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
  Digital Phone Cards. Our Digital Phone Cards connect mobile computers to over one hundred models of data-enabled digital mobile phones from most of the major mobile phone manufacturers. The cards allow mobile computer users to wirelessly access the Internet, and to access email or other data from their handheld computer through a data-enabled mobile phone. The cards work on CDMA mobile phone networks, which are prevalent in the US, Latin America, and parts of Asia, and on GSM mobile phone networks, which are prevalent in Europe, the US, and other parts of the world.

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

The mobile workforce is growing and increasingly reliant on email and the Internet. The mobile workforce in the US is in excess of 40 million persons, and at least double that number on a worldwide basis. Before recent advancements in handheld computers and mobile phone networks, the mobile workforce had been unable to effectively stay connected with email, the Internet or corporate data while away from their desktops. Recent improvements in connectivity are one of the dynamics expected to drive rapid handheld computer growth. With the growth in the use of the Internet and email for business and personal applications, workers and consumers are increasingly dependent on instant access to the Internet and email for managing their business and personal lives. Growth in the mobile workforce is increasing the percentage of the population that needs mobile connectivity. Deployment of handheld computers by corporations to their mobile workforce is expected to be a major growth dynamic over the next several years.

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

Strategic Partners. We support and encourage direct endorsement and referrals from our strategic partners, including operating system providers, device manufacturers, phone carriers, distribution partners, and end-user customers. We are also building wide area network carrier support for our Bluetooth wireless connection products. Carriers that offer our wired phone connection products today include Sprint, Nextel, US West, Verizon's online stores, Bell Mobility (Canada), and Sonera and Proximus in Europe. We expect many of these carriers to add our Bluetooth wireless connection products as they begin to sell Bluetooth-enabled mobile phones, and we expect to add additional carriers as customers during 2002.

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

Advanced Connection Technologies Overview - Bluetooth, Wireless LAN, and 2.5G

Our wireless products utilize emerging Bluetooth and Wireless LAN technologies. These technologies are open standards and are both widely adopted in the marketplace. Bluetooth phones began shipping in Europe during the second half of 2001 and are expected to appear in the US markets during 2002. Wireless LAN is a more mature technology that is beginning widespread deployment. Mobile phone carriers are adopting technologies, generally classified as 2.5G, to increase data transfer speeds over mobile phone networks to approximately desktop transfer speeds over a 56KBS modem. These faster transfer speeds will improve user waiting time and overall experience and are expected to encourage the growing use of mobile connection products.

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

North American mobile phone network carriers and European handset manufacturers. Mobile phone network carriers are improving their network data transfer capabilities including faster transfer speeds and easier user access. Data transfer is a large growth opportunity for network carriers. Network carriers in North America already sell mobile phone handsets, and several of the network carriers are now adding our phone connection cards to their product lines. Our phone cards connect to the phones already being sold. They do not require knowledge of the subscriber's handheld computer as they have a universal connector at the handheld computer end. CDMA carriers currently offering our phone cards include Sprint, Qwest, US West, and Bell Mobility in Canada, and Verizon is offering our products for sale online. AT&T Wireless has commenced deployment of its US GSM network and is completing network testing of our phone card products. Nextel carries our cards that connect to the phones Nextel offers. In Europe and Asia, mobile phones are generally sold directly by handset manufacturers. In creating our phone cards, we have developed relationships with major handset manufacturers including Nokia, Ericsson and Siemens in Europe, Samsung and Denso in Asia, and Motorola in the US

As GPRS Bluetooth-enabled phones become available in Europe, and with the launch or impending launch of GPRS networks, several network carriers are testing our products and are indicating interest in directly reselling our plug-in Bluetooth and phone connection cards. One of our major objectives is to add key European carriers as distributors during 2002.

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

Proprietary Technology

We have developed a number of technological building blocks to enhance our ability to develop new hardware and software products, to offer products which run on multiple host platforms, and to manufacture and package products efficiently. Our most important hardware building block is the universal bus interface, a highly flexible implementation of the PC/CF Card interface that enables our products to work with all major PC/CF Card hosts. Our universal bus interface has been incorporated into several application specific integrated circuits, including our current interface chips, which are low-power, highly integrated general purpose interface chips used in our connection products cards to control signal transmission between these products and the mobile or handheld computer's PC/CF Card slot. We have also developed a library of software drivers and control applets that allow our products to operate in handheld computers running the Windows CE operating system and in notebooks running various Windows operating systems. In 1999 and 2001 we also applied for patents covering our proprietary technology relating to the implementation of removable memory in a removable I/O adapter. On March 5, 2002, the Company was awarded US Patent 6,353,870 covering Socket's design for combination connectivity and removable memory expansion adapters.

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

Export sales represented approximately 38%, 21% and 33% of our revenue for the years ended December 31, 2001, 2000 and 1999, respectively. The lower percentage of export sales in 2000 resulted from most of the revenue growth in 2000 occurring in the US where Pocket PC handheld computer sales had been more heavily concentrated. Export sales are subject to the complications of complying with laws of various countries and the risk of import/export restrictions and tariff regulations.

Manufacturing

We subcontract the manufacture of substantially all of our products to independent, third party contract manufacturers who are located in the US, China, and Taiwan. We perform final product testing and package our products at our Newark, California facility for most of our sales, with the exception of large bulk orders where we perform final product testing and package our products at the third party contract manufacturer locations. As of March 29, 2002, we had 12 persons employed in manufacturing operations including planning, buying, manufacturing engineering, quality control, product assembly, and shipping and receiving. Sole source components include our proprietary HIS chip manufactured by Hyundai Electronics that controls the signal transmission between our products (all products except our Ethernet, Modem and WLAN Cards) and the card slot on the mobile or handheld computer; our Ethernet chip manufactured by Tamarack Corporation; and certain cable and connector components. Although to date we have generally been able to obtain adequate supplies of these components, certain of these components are purchased on a purchase order basis under standard commercial terms and conditions, and we do not have long-term supply contracts for these components. Although our suppliers are generally large, well-financed organizations, in the event that a supplier were to experience financial or operational difficulties that resulted in a reduction or interruption in supply, it would materially adversely our results of operations until we established sufficient manufacturing supply through an alternative source which could take a significant period of time, including qualifying an alternative subcontractor, redesigning the product as necessary, and commencing manufacturing.

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

Recent Sales of Unregistered Securities

On March 28, 2002, we sold 381,760 shares of Common Stock at a price of $1.59 per share, resulting in gross proceeds of approximately $0.6 million. We estimate net proceeds after placement fees and legal expenses to be approximately $0.4 million. We also issued five-year warrants to acquire 118,344 shares of Common Stock at $1.59 per share. Two members of our Board of Directors invested an aggregate of $130,000 in this offering. The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act and Regulation D thereunder. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in the transaction.

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

In March 2002 we completed a private placement of 381,760 shares of our common stock to increase our working capital and cash balances. The offering was sold at a price of $1.59 per share of common stock and resulted in gross proceeds of approximately $0.6 million. We estimate net proceeds after placement fees and legal expenses to be approximately $0.4 million. In connection with the offering, we issued to investors warrants to purchase an additional 95,439 shares of our common stock and issued to our placement agent a warrant to purchase 22,905 shares of our common stock, which could result in additional proceeds if exercised. Two members of our Board of Directors invested an aggregate of $130,000 in this offering.

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

Our cash balances as of December 31, 2001 were $4.8 million including cash of $1.3 million drawn against our bank line of credit. The bank line of credit will expire in June 2002 and is expected to be renewed. In March we issued common stock and warrants to increase our working capital balances by $0.4 million and we disbursed $0.9 million in March 2002 as the first installment payment for the purchase of technology from Nokia. We have remaining outstanding warrants from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. We believe that our existing cash balances are adequate to fund our planned operating activities through at least the first half of 2002, but are not adequate to fund our operations through all of fiscal 2002. Our independent auditors included an explanatory paragraph in their report expressing substantial doubt about our ability to continue as a going concern. We will need and intend to raise additional capital in 2002 to fund our operations and to strengthen our working capital balances, which we would intend to accomplish through the issuance of additional equity securities, through renewal of the Company's bank line and through increased borrowings on our bank lines as the level of accounts receivable permits, and through development funding from development partners. However, there can be no assurances that we will meet any of these objectives. In the event we are unable to raise sufficient additional capital to meet our requirements, we may not be able to continue some or all of our current operations.

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

Financing On March 28, 2002, the Company closed a common stock financing for 381,760 common shares at an average market price of $1.59 per share. Total proceeds were $607,000 and net proceeds after costs and expenses were approximately $420,000. In connection with the financing, the Company issued five-year warrants to acquire 118,344 shares of common stock at the financing price. Two Directors of the Company participated as investors in the Financing in the amount of $130,000. The Company intends to seek stockholder ratification of this participation at its annual meeting of stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10. Directors and Executive Officers

Our executive officers, directors and nominees and their ages and positions as of April 22, 2002 are as follows:

Name	Age	Current Position With the Company	First Appointed
Charlie Bass	60	Chairman of the Board	1992
Kevin J. Mills	41	President, Chief Executive Officer and Director	2000
Micheal L. Gifford	44	Executive Vice President and Director	1992
Gianluca Rattazzi	49	Director	1998
Leon Malmed	64	Director	2000
Enzo Torresi	57	Director	2000
Burnett W. Donoho	62	Director	2000
David W. Dunlap	59	Vice president Finance and Administration, Chief Financial Officer and Secretary	1995
Leonard L. Ott	43	Chief Technical Officer	1994
Paul T. Hughes	53	Vice President of Operations	2000
Robert J. Miller	51	Vice President of Engineering	2000
Peter Sealey	51	Director Nominee	--

Charlie Bass co-founded Socket in March 1992, and has been the Chairman of the Board of Directors from such time to the present. Dr. Bass also served as our interim Chief Executive Officer during January and February 1996 and from April 1997 until February 1998, at which time Mr. Bass assumed the position of Chief Executive Officer, a position he served in until March 2000. Dr. Bass has been Trustee of The Bass Trust since September 1989. Dr. Bass holds a Ph.D. in electrical engineering from the University of Hawaii.

Kevin J. Mills was appointed our President and Chief Executive Officer and a director of Socket in March 2000. He had served as our Chief Operating Officer since September 1998. Mr. Mills joined Socket in September 1993 as Vice President of Operations, and has also served as our Vice President of Engineering. Prior to joining Socket, Mr. Mills worked from September 1987 to August 1993 at Logitech, Inc., a computer peripherals company, serving most recently as its Director of Operations. He received a B.E. in Electronic Engineering from the University of Limerick, Ireland.

Micheal L. Gifford has been a director of Socket since its inception in March 1992 and has served as our Executive Vice President since October 1994. Mr. Gifford served as our President from our inception in March 1992 to September 1994, and as our Chief Executive Officer from March 1992 to June 1994. From December 1986 to December 1991, Mr. Gifford served as a director and as Director of Sales and Marketing for Tidewater Associates, a computer consulting and computer product development company. Prior to working for Tidewater Associates, Mr. Gifford co-founded and was President of Gifford Computer Systems, a computer network integration company. Mr. Gifford received a B.S. in Mechanical Engineering from the University of California at Berkeley.

Gianluca Rattazzi has been a director of Socket since June 1998. Dr. Rattazzi co-founded Meridian Data, Inc., a provider of CD ROM networking software and systems, in July 1988. He has served as President and a director of Meridian Data since inception and was appointed Chief Executive Officer of Meridian Data serving from October 1992 until its sale to Quantum Corporation in September 1999. From 1985 to 1988, Dr. Rattazzi held various executive level positions at Virtual Microsystems, Inc., a networking company, most recently as President. Dr. Rattazzi serves on the boards of several private companies. Dr. Rattazzi holds an M.S. degree in Electrical Engineering and Computer Science from the University of California, Berkeley, and a Ph.D. in Physics from the University of Rome, Italy.

Leon Malmed has been a director of Socket since June 2000. Mr. Malmed served as Senior Vice President of Worldwide Marketing and Sales of SanDisk Corporation, a manufacturer of flash memory products, from 1992 to his retirement in March 2000. Prior to his tenure with SanDisk Corporation, Mr. Malmed was Executive Vice President of Worldwide Marketing and Sales for Syquest Corporation, a disk storage manufacturer, and President of Iota, a Syquest subsidiary from 1990 to 1992, and Senior Vice President of Worldwide Sales, Marketing and Programs for Maxtor Corporation, a disk drive supplier, from 1984 to 1990. Mr. Malmed serves as a director of several corporations including Omnivision Technologies, Inc. (image sensors semiconductors), Artisan Components, Inc. (licenser of building blocks for complex I.C. designs), and Adtron Corporation (storage systems). Mr. Malmed holds a B.S. degree in Mechanical Engineering from the University of Paris, and also has completed the AEA/UCLA Senior Executive Program at the University of California at Los Angeles, and the AEA/Stanford Executive Institute Program for Management of High Technology Companies at Stanford Business School.

Enzo Torresi has been a director of Socket since June 2000. Mr. Torresi is the Managing Partner of myQube Ventures ,a venture capital fund based in Milano Italy . In 1997 and 1998, he was Chairman and CEO of ICAST Corporation, a software company specializing in broadcasting solutions for the Internet. During 1995 and 1996 he was Entrepreneur-In-Residence at Accel Partners, a venture capital fund. From November 1993 to 1994, he was Vice-Chairman of Power Computing Corporation, a PC manufacturer he cofounded. From 1989 to October 1994, Dr. Torresi was President and Chief Executive Officer of NetFRAME Systems, Inc., a computer manufacturer that is now part of Micron Electronics, Inc. Dr. Torresi holds a Doctorate in Electronics Engineering from the Polytechnic Institute in Turin, Italy.

Burnett W. Donoho has been a director of Socket since July 2000. Mr. Donoho is a management consultant. He served as President and Chief Executive Officer of Club Sports International, a private health club, from November 1998 to September 2000. He has extensive retail industry experience and has served in key operating roles with several retail organizations including Vice Chairman and Chief Operating Officer of Montgomery Ward from January 1997 to December 1997, Consultant and Chief Operating officer of Broadway, Inc. from June 1995 to January 1996, and Vice Chairman and Chief Operating Officer for Macy's East from July 1992 to December 1994, President and Chief Operating Officer of Marshall Field's from March 1984 to June 1990, and President and Chief Operating Officer of Gimbel's Midwest from 1978 to 1984. Mr. Donoho is a director of GTECH Corporation, a lottery systems developer and Office Max, an office products retailer. Mr. Donoho holds a B.A. degree from Vanderbilt University and an M.A. degree from the University of Kentucky.

David W. Dunlap has served as Socket's Vice President of Finance and Administration, Secretary and Chief Financial Officer since February 1995 and was in the same role as a consultant from November 1994 to February 1995. Mr. Dunlap previously served as Vice President of Finance and Administration and Chief Financial Officer at several public and private companies including Appian Technology Inc., a semiconductor company from September 1993 to February 1995, and Mountain Network Solutions, Inc., a computer peripherals manufacturing company, from March 1992 to September 1993. He is a certified public accountant, and received an M.B.A. and a B.A. in Business Administration from the University of California at Berkeley.

Leonard L. Ott has served as Socket's Vice President and Chief Technical Officer since October 2000 and previously served as Vice President of Engineering since December 1998. Mr. Ott joined Socket in March 1994, serving in increasingly responsible engineering positions including Director of Software Development and Director of Engineering. Mr. Ott also worked as an engineering consultant with the Company from November 1993 to March 1994. Prior to joining the Company, Mr. Ott served from March 1988 to November 1993 with Vision Network Systems, a networking systems company, serving most recently as its Vice President Research and Development. Mr. Ott is a board member of the CompactFlash Association, the body establishing standards for CompactFlash products. He received a B.S. in Computer Science from the University of California at Berkeley.

Paul T. Hughes was appointed Vice President of Operations in October 2000. From April 1996 to October 2000, Mr. Hughes was cofounder and Chief Executive Officer of 3rd Rail Engineering, an engineering design and services company that was acquired by the Company in October 2000. Mr. Hughes has completed numerous advanced technical courses over his career spanning twenty-four years.

Robert J. Miller was appointed Vice President of Engineering in October 2000. Mr. Miller was Chief Technical Officer of 3rd Rail Engineering, an engineering design and services company that was acquired by the Company in October 2000. Prior to his employment with 3rd Rail Engineering, Mr. Miller was an independent engineering design consultant from 1997 to June 1999. Mr. Miller also served in various capacities from 1991 to 1997 with Synaptics, Inc., a computer components design and manufacturing company, including Director of Manufacturing Engineering and Director of Operations. At Synaptics, Mr. Miller was co-inventor of the Synaptics touchpad and was issued seven patents for his work. Mr. Miller holds a BSEng degree with honors from the California Institute of Technology.

Peter Sealey has served as CEO and founder of Los Altos Group, Inc., a diversified management consulting firm offering capabilities in business marketing strategy, brand identity, market research, advertising services, business development, legal services management, expert witness testimony and software development, since its founding in July 1997. Dr. Sealey has also served as an Adjunct Professor of Marketing at the Haas School of Business, University of California at Berkeley since 1994, and serves on the boards of T/R Systems, a developer and manufacturer of digital document processing and print systems, and L90, a provider of marketing services for marketers and web publishers. From July 1969 to August 1993, Dr. Sealey served in various senior marketing positions with the Coca-Cola Company, serving as its Senior Vice President, Global Marketing from December 1989. Dr. Sealey holds a Doctorate from the Peter F. Drucker Graduate Management Center at Claremont Graduate University.

Board of Directors

We currently have seven (7) directors. Each of our directors holds office until the next annual meeting of stockholders at which his term expires and until his successor has been duly elected and qualified. There are no family relationships among any of the directors or executive officers of Socket.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that, during fiscal 2001, all filing requirements applicable to our executive officers and directors were complied with.

Item 11. Executive Compensation

The following table sets forth the compensation paid by the Company during the fiscal years ended December 31, 2001, 2000, and 1999 to the Company's Chief Executive Officer, and the four other most highly compensated executive officers whose total 2001 salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers"):

Summary Compensation Table

Long-Term Compensation Awards
Annual Compensation
Securities Underlying Options(#)
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Other Annual Compensation ($) (2)
Kevin J. Mills President and Chief Executive Officer	2001 2000 1999	146,875 146,875 131,250	26,975 67,438 33,268	-- -- --	90,000 300,000 150,000
Micheal L. Gifford Executive Vice President and Director	2001 2000 1999	146,875 146,875 131,250	11,140 32,780 32,444	-- -- --	75,000 100,000 150,000
Paul T. Hughes (3) Vice President of Operations	2001 2000	149,212 62,500	13,784 --	-- --	30,000 230,000
Robert J. Miller (3) Vice President of Engineering	2001 2000	146,875 62,500	15,097 --	-- --	50,000 230,000
David W. Dunlap Vice President of Finance and Administration, Chief Financial Officer and Secretary	2001 2000 1999	146,875 146,875 131,250	11,690 31,510 33,209	-- -- --	65,000 75,000 150,000

(1) Represents cash variable compensation earned for work performed during the year under a Management Incentive Bonus Plan. Compensation earned during the first three quarters of each year were paid in that year whereas compensation earned during the fourth quarter of a year were paid in the first quarter of the following year.

(2) Under applicable SEC rules, perequisites are excluded if the aggregate value is less than the lesser of $50,000 or 10% of the Executive Officer's salary plus bonus.

(3) Mr. Hughes and Mr. Miller joined the Company in October 2000.

STOCK OPTION GRANTS AND EXERCISES

Stock Option Grants in Fiscal 2001

The following table sets forth certain information for the fiscal year ended December 31, 2001 with respect to stock options granted during such fiscal year to the Named Executive Officers. No stock appreciation rights were granted during such year.

	Individual Grants
		% of Total Options Granted to Employees in Fiscal 2001 (1)			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
	Number of Securities Underlying Options Granted
			Exercise Price Per Share ($)(2)	Expiration Date
Name					5%	10%
Kevin J. Mills	90,000	5.6%	$1.06	9/27/11	$59,997	$152,043
Micheal L. Gifford	75,000	4.6	1.06	9/27/11	49,997	126,703
Paul T. Hughes	30,000	1.9	1.06	9/27/11	19,999	50,681
Robert J. Miller	50,000	3.1	1.06	9/27/11	33,331	84,468
David W. Dunlap	65,000	4.0	1.06	9/27/11	43,331	109,809

(1) Based on options granted to employees during fiscal 2001 to purchase 1,620,700 shares of Common Stock.

(2) All options were granted at an exercise price equal to the fair market value of the Company's Common Stock, as determined by the Board of Directors, on the date of grant.

(3) These columns present hypothetical future values that might be realized on exercise of the options, less the exercise price. These values assume that the market price of our stock appreciates at a five and ten percent compound annual rate over the ten-year term of the options. The five and ten percent rates of stock price appreciation are presented as examples pursuant to the SEC's proxy rules and do not necessarily reflect management's assessment of our future stock price performance.

Aggregated Option Exercises in Fiscal 2001 and Fiscal Year-End Option Values

The following table provides information on aggregate option exercises by the Named Executive Officers during the year ended December 31, 2001 and on the value of such officers' unexercised options at December 31, 2001.

			Number of Securities Unexercised Options at December 31, 2001 (#)
					Value of Unexercised In-the-Money Options at December 31, 2001 ($)(2)
	Shares Acquired on Exercise (#)
		Value Received($)(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Kevin J. Mills	34,582	$94,781	187,501	349,166	$136,501	$261,098
Micheal L. Gifford	130,066	341,766	98,893	205,624	106,639	236,948
Paul T. Hughes	--	--	68,959	191,041	3,150	47,250
Robert J. Miller	--	--	69,167	210,833	3,499	80,500
David W. Dunlap	35,000	96,033	133,855	179,895	180,250	220,849

(1) Based on the difference between the closing market price of our common stock on the date of exercise and the exercise price paid.

(2) Based upon a final closing sales price of our Common Stock, as of December 31, 2001, of $1.68 per share, as reported by the Nasdaq National Market.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL AGREEMENTS

In February 1998, we adopted a bonus plan pursuant to which a bonus pool in the amount of up to 10% of any consideration payable by a buyer in any acquisition of Socket is to be allocated to the executive officers and such other employees as the Board of Directors determines in its discretion.

In December 2000, we renewed separate employment agreements with Micheal Gifford, Kevin Mills and David Dunlap and entered into employment agreements with Leonard Ott (each an "Executive"). In October 2000, and in connection with our acquisition of 3rd Rail Engineering, we entered into employment agreements with Paul T. Hughes and Robert J. Miller. These agreements, which expire on December 31, 2003, set forth the base salaries for each Executive, and provide that if we terminate the Executive's employment without cause, we will pay the Executive (i) six months' base salary regardless of whether he secures other employment during those six months, (ii) health insurance until the earlier of the date of the Executive's eligibility for the health insurance benefits provided by another employer or the expiration of six months, (iii) the full bonus amount to which he would have been entitled for the first quarter following termination and one-half of such bonus amount for the second quarter following termination, and (iv) certain other benefits including the ability to purchase at book value certain items of our property purchased by us for the Executive's use, which may include a personal computer, a cellular phone, and other similar items.

Additionally, under the 1995 and 1999 Stock Option Plans, all rights of all optionees (including executive officers) to purchase stock shall, upon a change of control of Socket, be immediately vested and be fully exercisable if such options are not assumed by the acquiring entity.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

Pursuant to the Delaware General Corporation Law, we adopted provisions in our Amended and Restated Certificate of Incorporation which eliminate the personal liability of our directors, officers and stockholders for monetary damages for breach of the directors' fiduciary duties in certain circumstances. Our Bylaws require us to indemnify our directors, officers, employees and other agents to the fullest extent permitted by law.

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

REPORT OF THE COMPENSATION COMMITTEE

Notwithstanding anything to the contrary set forth in any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, that might incorporate future filings, including this Proxy Statement, in whole or in part, the following report and the Performance Graph (set forth below) shall not be incorporated by reference into any such filings.

Introduction

The Compensation Committee of the Board of Directors establishes the general compensation policies of the Company, and establishes the compensation plans and specific compensation levels for executive officers. The Committee strives to ensure that the Company's executive compensation programs will enable the Company to attract and retain key people and motivate them to achieve or exceed certain key objectives of the Company by making individual compensation directly dependent on the Company's achievement of certain financial goals, such as profitability and asset management and by providing rewards for exceeding those goals.

Compensation Programs

The three major components of the Company's executive officer compensation are: (i) base salary, (ii) variable incentive awards, and (iii) long-term equity-based incentive awards.

Base Salary. The Committee establishes base salaries for executive officers, normally within ten percent of the average paid for comparable positions at other similarly sized companies as set forth in national and local compensation surveys. Base pay increases vary according to individual contributions to the Company's success and comparisons to similar positions within the Company and at other comparable companies.

Variable Incentive Awards. To reinforce the importance of Company goals, the Committee believes that a substantial portion of the quarterly compensation of each executive officer should be in the form of variable incentive pay. The variable incentive award set aside for each executive officer is determined in part on the basis of the Company's achievement of the quarterly financial performance targets established at the beginning of the fiscal year and also on individual quarterly objective. The incentive plan requires a threshold level of Company performance that must be attained before any financial performance incentives are awarded. Once the threshold is reached, specific formulas are in place to calculate the actual incentive payment for each officer. A target is set for each executive officer based on targets for similar positions at comparable companies. In fiscal 2001, the Company met many of its performance targets. However, the Company, for cost control purposes, elected to discontinue the variable incentive pay program for the second half of 2001. Consequently the variable incentive awards were accrued only in each of the first two quarters in 2001 and were paid out in the following quarters.

Long-Term, Equity-Based Incentive Awards. The goal of the Company's long-term equity-based incentive awards is to align the interests of executive officers with stockholders and to provide each executive officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. The Committee determines the size of long-term, equity-based incentives according to each executive's position within the Company and sets a level it considers appropriate to create a meaningful opportunity for stock ownership. In addition, the Committee takes into account an individual's recent performance, his or her potential for future responsibility and promotion, comparable awards made to individuals in similar positions with comparable companies, and the number of unvested options held by each individual at the time of the new grant. The relative weight given to each of these factors varies among individuals at the Committee's discretion.

During fiscal 2001, the Board made option grants to Messrs. Mills, Gifford, Dunlap, Ott, Hughes and Miller under the Company's 1995 Stock Plan and/or 1999 Stock Plan. Each grant allows the officer to acquire shares of the Company's Common Stock at a fixed price per share (the market price on the grant date) over a specified period of time. Generally, each option granted under the 1995 and 1999 Stock Plan vests in periodic installments over a four-year period, contingent upon the executive officer's continued employment with the Company. Accordingly, the option will provide a return only if the officer remains with the Company and only if the market price appreciates over the option term.

Compensation of Chief Executive Officer

The factors considered by the Compensation Committee in determining the compensation of the Chief Executive Officer, in addition to survey data, include the Company's operating and financial performance, as well as his leadership and establishment and implementation of strategic direction for the Company.

The Compensation Committee considers stock options to be an important component of the Chief Executive Officer's compensation as a way to reward performance and motivate leadership for long term growth and profitability. In 2001, Mr. Mills was granted options to purchase 90,000 shares, each with an exercise price equal to the fair market value at date of grant. These options vest monthly in forty-eight equal installments.

Compensation Limitations

Under Section 162(m) of the Internal Revenue Code, adopted in August 1993, and regulations adopted thereunder by the Internal Revenue Service, publicly-held companies may be precluded from deducting certain compensation paid to an executive officer in excess of $1.0 million in a year. The regulations exclude from this limit performance-based compensation and stock options provided certain requirements, such as stockholder approval, are satisfied. The Company plans to take actions, as necessary, to ensure that its stock option plans and executive annual cash bonus plans qualify for exclusion.

COMPENSATION COMMITTEE Enzo Torresi Gianluca Rattazzi

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company receive $1,500 per regular Board meeting attended. These outside directors are also entitled to participate in Socket's 1995 and 1999 Stock Option Plans. During fiscal 2001, Messrs. Bass, Rattazzi, Malmed, Torresi and Donoho were each granted an option to purchase 10,000 shares at an exercise price of $2.28 per share and an option to purchase 15,000 shares at an exercise price of $1.06 per share, the fair market values of the Company's Common Stock on the dates of grant. Each option for 10,000 shares vests in equal monthly installments over two years from June 20, 2001, and each option for 15,000 shares was fully vested at the date of grant of September 27, 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee of the Board has ever been an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

PERFORMANCE GRAPH

       The following graph shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from December 31, 1996 through December 31, 2001 comparing the return on the Company's Common Stock with the Russell 2000 Index, the JP Morgan H & Q Technology Index and the Nasdaq Computer & Data Processing Index. No dividends have been declared or paid on the Company's Common Stock during such period. Historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* AMONG SOCKET COMMUNICATIONS, INC., THE RUSSELL 2000 INDEX, THE JP MORGAN H & Q TECHNOLOGY INDEX AND THE NASDAQ COMPUTER & DATA PROCESSING INDEX

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of the Record Date certain information with respect to the beneficial ownership of the Company's Common Stock, on an as-exercised basis for options and warrants exercisable within 60 days of the Record Date, as to (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee for director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers of the Company as a group. Except as otherwise noted, each named beneficial owner has sole voting and investment power with respect to the shares shown. The address of record for each of the individuals listed in this table is: c/o Socket Communications, Inc., 37400 Central Court, Newark, California, 94560.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage Of Shares Beneficially Owned (%) (2)
Charlie Bass	1,463,939	(3)	6.1%
Micheal L. Gifford	406,381	(4)	1.7
Robert J. Miller	386,212	(5)	1.6
Kevin J. Mills	369,273	(6)	1.5
Paul T. Hughes	351,004	(7)	1.5
David W. Dunlap	334,102	(8)	1.4
Leonard L. Ott	172,430	(9)	*
Burnett W. Donoho	95,000	(10)	*
Enzo Torresi	68,583	(11)	*
Gianluca Rattazzi	53,750	(12)	*
Leon Malmed	45,000	(12)	*
Peter Sealey	--		*
All Directors and Executive Officers as a group (11 persons)	3,745,674	(13)	14.9

*Less than 1%

(1) To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) Percentage ownership is based on 24,019,977 shares of Common Stock outstanding on the Record Date and any shares issuable pursuant to securities exercisable for shares of Common Stock by the person or group in question as of the Record Date or within 60 days thereafter.

(3) Includes 15,723 shares of common stock subject to warrants exercisable within 60 days of the Record Date, and 55,000 shares of common stock subject to options exercisable within 60 days of the Record Date.

(4) Includes 118,092 shares of common stock subject to options exercisable within 60 days of the Record Date.

(5) Includes 104,167 shares of common stock subject to options exercisable within 60 days of the Record Date.

(6) Includes 264,792 shares of common stock subject to options exercisable within 60 days of the Record Date.

(7) Includes 68,959 shares of common stock subject to options exercisable within 60 days of the Record Date.

(8) Includes 179,896 shares of common stock subject to options exercisable within 60 days of the Record Date.

(9) Includes 139,020 shares of common stock subject to options exercisable within 60 days of the Record Date.

(10) Includes 50,000 shares subject to warrants exercisable within 60 days of the Record Date and 45,000 shares of common stock subject to options exercisable within 60 days of the Record Date.

(11) Includes 4,716 shares subject to warrants exercisable within 60 days of the Record Date and 45,000 shares of common stock subject to options exercisable within 60 days of the Record Date.

(12) Consists of shares of common stock subject to options exercisable within 60 days of the Record Date.

(13) See notes (3) through (12) above.

Item 13. Certain Relationships and Related Transactions

The following is a description of transactions during the past three fiscal years to which we have been a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or beneficial holder of more than 5% of our outstanding capital stock had or will have a direct or indirect material interest.

We had outstanding accounts payable to the Impact Zone, an engineering design and consulting services company, of $18,688, $29,400 and $2,500 at December 31, 2001, 2000 and 1999, and received services from Impact Zone during the years ended December 31, 2001, 2000 and 1999 valued at $234,838, $163,500 and $21,300. The Company had no outstanding accounts receivable due from the Impact Zone at December 31, 2001 and recognized revenues from sales to Impact Zone during the year ended December 31, 2001 of $18,118. The Impact Zone's principal stockholder, Dale Gifford, is a sibling of Micheal L. Gifford, Executive Vice President and Director of the Company.

On October 5, 2000, we acquired 3rd Rail Engineering. Paul Hughes, formerly President of 3rd Rail Engineering, became our Vice President of Operations, and Robert Miller, former Chief Technical Officer of 3rd Rail Engineering, became our Vice President of Engineering. Neither individual had any relationship with us prior to the acquisition. Paul Hughes and Robert Miller each received 282,045 common shares of Socket and cash of $432,785 in payment for their equity interests in 3rd Rail Engineering. We also executed employment agreements with each individual. These agreements are described more fully above under "Executive Compensation - Employment Contracts and Change-in Control Arrangements."

In March 2002 we completed a private placement of 381,760 shares of our common stock to increase our working capital and cash balances. The offering was sold at a price of $1.59 per share of common stock and resulted in gross proceeds of approximately $607,000, and net proceeds after costs and expenses of approximately $420,000. In connection with the offering, we issued warrants to investors in the offering and Socket's placement agent in the offering to purchase an aggregate of 118,344 shares of common stock at a price of $1.59 per share (subject to adjustment in the event of dilutive issuances). The warrants have a term of five years, and could result in additional proceeds if exercised. Pursuant to a Registration Rights Agreement, we agreed to file no later than May 1, 2002 a registration statement on Form S-3 to enable the resale of the shares issued in this offering and the shares issuable on exercise of the warrants issued to investors in this offering. Two members of Socket's Board of Directors, Charlie Bass and Enzo Torresi, invested $100,000 and $30,000, respectively, in this offering. Mr. Bass acquired 62,893 shares of our common stock and warrants to purchase an additional 15,723 shares of our common stock, and Dr. Torresi acquired 18,867 shares of our common stock and warrants to purchase an additional 4,716 shares of our common stock. The Financing transaction is being submitted for ratification by our stockholders at our annual meeting on June 20, 2002.

See also "Item 11-Executive Compensation - Employment Contracts and Change-in Control Arrangements."

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

SOCKET COMMUNICATIONS, INC.
Registrant
Date: April 30, 2002	/s/ Kevin J. Mills* Kevin J. Mills President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Kevin J. Mills*	President and Chief Executive Officer (Principal Executive Officer)	April 30, 2002
Kevin J. Mills

By	/s/ Charlie Bass*	Chairman of the Board	April 30, 2002
Charlie Bass

By	/s/ David W. Dunlap	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2002
David W. Dunlap

By	/s/ Micheal L. Gifford*	Executive Vice President and Director	April 30, 2002
Micheal L. Gifford

By	/s/ Enzo Torresi*	Director	April 30, 2002
Enzo Torresi

By	/s/ Gianluca Rattazzi*	Director	April 30, 2002
Gianluca Rattazzi

By	/s/ Burnett W. Donoho*	Director	April 30, 2002
Burnett W. Donoho

By	/s/ Leon Malmed*	Director	April 30, 2002
Leon Malmed

*By	/s/ David W. Dunlap		April 30, 2002
David W. Dunlap, Attorney-in-Fact

Index to Exhibits

Exhibit Number	Description

2.1 (1)	Agreement and Plan of Reorganization.
3.1 (2)	Certificate of Incorporation.
3.2 (2)	Bylaws.
3.3 (3)	Certificate of Amendment of Bylaws dated March 14, 2001.
4.1 (1)	Form of Registration Rights Agreement between the Company and Messrs. Paul Hughes, Robert Miller, and Tom Newman.
10.1 (2)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10.2 (2)*	1993 Stock Option/Stock Issuance Plan and forms of agreement thereunder.
10.3 (2)*	1995 Stock Plan and forms of agreement thereunder.
10.4 (4)	Standard Lease Agreement by and between Central Court, LLC and the Company dated September 15, 1996.
10.6 (5)*	Form of Amendment No.1 to Stock Option Agreement between the Company and certain Option Holders under the 1995 Stock Option Plan.
10.9 (6)*	1999 Nonstatutory Stock Option Plan.
10.10(7)*	Bonus Plan dated February 18, 1998 between the Company and certain eligible participants.
10.11(8)*	Employment Agreement dated October 5, 2000 with: Paul Hughes, Vice President of Operations and Robert Miller, Vice President of Engineering
10.12 (8)*	Employment Agreement dated December 20, 2000 with Kevin Mills, President and CEO.
10.13(8)*	Employment Agreement dated December 20, 2000 with Micheal Gifford, Executive Vice President for Business Development.
10.14(8)*	Employment Agreement dated December 20, 2000 with David Dunlap, Chief Financial Officer and Corporate Secretary.
10.15(8)*	Employment Agreement dated December 20, 2000 with John Adams, Jr., Vice President of Worldwide Sales.
10.16(8)*	Employment Agreement dated December 20, 2000 with Len Ott, Chief Technical Officer.
10.17(8)*	Form of Executive Management Bonus Plan dated December 20, 2000 between the Company and certain eligible participants.
10.18(3)	Business Transfer Agreement For Nokia Proprietary Bluetooth Technology dated 11 March 2002 between Nokia Corporation and Socket Communications, Inc.
10.19(3)	Second Amendment to Lease by and between Central Court, LLC and the Company dated December 14, 2001.
23.1	Consent of Ernst & Young LLP, Independent Auditors.

_________

* Executive compensation plan or arrangement.

(1) Incorporated by reference to exhibits filed with Company's Form 8-K filed on October 20, 2000.

(2) Incorporated by reference to exhibits filed with Company's Registration Statement on Form SB-2 (File No. 33-91210-LA) filed on June 2, 1995 and declared effective on October 20, 2000.

(3) Incorporated by reference to Exhibit filed with the Company's Form 10-K filed on April 1, 2002

(4) Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form SB-2 (File No. 333-22273) filed on February 24, 1997.

(5) Incorporated by reference to exhibits filed with the Company's Form 10-KSB for the year ended December 31, 1997 filed on March 30, 1998.

(6) Incorporated by reference to exhibits filed with the Company's Form 10-QSB filed on August 16, 1999.

(7) Incorporated by reference to exhibits filed with the Company's Form 10-KSB filed on March 30, 1998.

(8) Incorporated by reference to exhibits filed with the Company's Form 10-KSB filed on April 2, 2001.

Exhibit 23.1

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements and Related Prospectuses (Forms S-3 No. 333-96231, No. 333-51236, and No. 333-49001; and Forms S-8 No. 333-85721, No. 333-68347, No. 333-66060, No. 333-59838, No. 333-07669) of our report dated February 12, 2002, with respect to the consolidated financial statements of Socket Communications, Inc. included in this amended Annual Report (Form 10-K/A) for the year ended December 31, 2001.

/s/ ERNST & YOUNG LLP

San Jose, California
April 30, 2002