Form 10-Q
period 2002-03-30
SOCKET COMMUNICATIONS INC
filed 2002-05-15
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2002

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

Indicate by checkmark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[  ]

Number of shares of Common Stock ($0.001 par value) outstanding as of May 3, 2002 was 24,019,977 shares.

INDEX

PART I. Financial information

Item 1. Consolidated Financial Statements:

Condensed Consolidated Balance Sheets - March 31, 2002 and December 31, 2001

Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2002 and 2001

Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2002 and 2001

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II. Other information

Item 2. Changes in Securities and Use of Proceeds

Item 6. Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited) March 31, 2002	December 31, 2001*
ASSETS
Current assets:
Cash and cash equivalents	$ 4,209,697	$ 4,815,245
Accounts receivable, net	2,406,809	2,197,980
Inventories	1,613,108	1,794,929
Prepaid expenses	223,966	251,653
Total current assets	8,453,580	9,059,807

Property and equipment:
Machinery and office equipment	1,531,782	1,278,132
Computer equipment	614,820	604,479
Total property and equipment	2,146,602	1,882,611
Accumulated depreciation	(1,409,705)	(1,345,058)
Net property and equipment	736,897	537,553
Intangible technology	1,545,059	628,290
Goodwill	9,797,946	8,388,846
Other assets	209,419	211,496
Total assets	$ 20,742,901	$ 18,825,992

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 3,106,609	$ 2,628,657
Accrued payroll and related expenses	608,016	416,799
Bank line of credit	1,582,706	1,317,000
Deferred revenue	590,766	595,539
Current portion of capital leases and equipment financing notes	27,640	26,409
Current portion of note payable	1,230,130	--
Total current liabilities	7,145,867	4,984,404

Long term liabilities:
Long term portion of capital leases and equipment financing notes	37,046	44,437
Long term portion of note payable	524,700	--
Total long term liabilities	561,746	44,437

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value: Authorized shares - 100,000,000 Issued and outstanding shares - 24,019,977 at March 31, 2002 and 23,604,501 at December 31, 2001	24,020	23,605
Additional paid-in capital	43,138,846	42,700,503
Accumulated deficit	(30,127,578)	(28,926,957)
Total stockholders' equity	13,035,288	13,797,151
Total liabilities and stockholders' equity	$ 20,742,901	$ 18,825,992
_________________________
*Derived from audited financial statements.

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended March 31,
	2002	2001
Revenues	$ 4,011,870	$ 2,926,559
Cost of revenue	2,011,981	1,372,104
Gross profit	1,999,889	1,554,455

Operating expenses:
Research and development	898,787	994,493
Sales and marketing	1,613,064	1,401,762
General and administrative	626,404	533,389
Amortization of intangibles	63,231	41,368
Amortization of goodwill	--	379,562
Total operating expenses	3,201,486	3,350,574
Operating loss	(1,201,597)	(1,796,119)
Interest income	10,875	70,949
Interest expense	(9,899)	(4,246)
Net loss	(1,200,621)	(1,729,416)
Basic and diluted net loss per share	$ (0.05)	$ (0.07)
Weighted average shares outstanding	23,649,465	23,211,249

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2002	2001
Operating activities
Net loss	$ (1,200,621)	$ (1,729,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	100,141	95,608
Compensatory stock option grants and warrants	--	11,491
Amortization of goodwill and intangibles	63,231	420,930
Changes in operating assets and liabilities:
Accounts receivable	(208,829)	608,327
Inventories	181,821	(549,080)
Prepaid expenses	27,687	15,262
Other assets	2,077	(66,411)
Accounts payable and accrued expenses	477,952	(626,153)
Accrued payroll and related expenses	191,217	162,177
Deferred revenue	(4,773)	(49,237)
Net cash used in operating activities	(370,097)	(1,706,502)

Investing activities
Purchase of equipment	(58,585)	(75,153)
Acquisition of Nokia CompactFlash Bluetooth business	(875,170)	--
Net cash used in investing activities	(933,755)	(75,153)

Financing activities
Gross proceeds from bank line of credit	1,582,706	--
Gross payments on bank line of credit	(1,317,000)	--
Proceeds from stock option exercises	19,432	467,951
Proceeds from sale of common stock and warrants, net of costs	419,326	--
Payments on capital leases and equipment financing notes	(6,160)	(4,051)
Net cash provided by financing activities	698,304	463,900

Net decrease in cash and cash equivalents	(605,548)	(1,317,755)
Cash and cash equivalents at beginning of period	4,815,245	7,422,104
Cash and cash equivalents at end of period	$ 4,209,697	$ 6,104,349

Supplemental cash flow information
Cash paid for interest	$ 9,899	$ 4,246
Acquisition of Nokia CompactFlash Bluetooth business with notes payable	$ 1,754,830	--
Warrants issued in conjunction with common stock financing	$ 195,269	--

See accompanying notes.

NOTE 1 - Basis of Presentation

The accompanying financial statements of Socket Communications, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's amended Annual Report on Form 10-K/A for the year ended December 31, 2001.

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

NOTE 3 - Accounting Change

Effective the beginning of the first quarter of 2002, the company completed the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In conjunction with the implementation of SFAS No. 142, the Company has completed a goodwill impairment review as of the beginning of 2002 and found no impairment.

Upon adoption of the new Business Combination rules, assembled workforce no longer meets the definition of an identifiable intangible asset. As a result, the net balance of $149,229 has been reclassified to goodwill in 2002.

A reconciliation of previously reported net loss per share to the amounts adjusted for the exclusion of goodwill and workforce-in-place amortization is as follows:

	Three Months Ended March 31,
	2002	2001
Reported net loss	$ (1,200,621)	$ (1,729,416)
Goodwill and workforce amortization	--	379,562
Adjusted net loss	(1,200,621)	(1,349,854)

Reported basic and diluted net loss per share	$ (0.05)	$ (0.07)
Goodwill and workforce amortization	--	0.01
Adjusted basic and diluted net loss per share	$ (0.05)	$ (0.06)

NOTE 4- Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	March 31, 2002	December 31, 2001
Raw materials and subassemblies	$ 1,511,696	$ 1,632,716
Finished goods	101,412	162,213
Total	$ 1,613,108	$ 1,794,929

NOTE 5 - Bank Financing Arrangements

In March 2002, the Company extended its Credit Agreement with its bank, which will now expire on June 15, 2002. The credit facility under the Credit Agreement allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables ($2,500,000 and $1,500,000, respectively), at the lenders index rate which is based on prime, plus 0.75% and 0.5%, respectively, on domestic and international receivables. The rates in effect at March 31, 2002 were 5.5% and 5.25% on the domestic and international lines, respectively. At March 31, 2002 outstanding amounts on the lines were $735,000 and $847,706, respectively, which were the approximate amounts available on the lines. These amounts outstanding at March 31, 2002 were repaid in April 2002. The Credit Agreement contains covenants that require the Company to maintain certain financial ratios including a requirement that the Company's tangible net worth must exceed $5,000,000. As of March 31, 2002 the Company was not in compliance with the tangible net worth covenant and had obtained a waiver from the bank through June 2002. There are limitations on the Company's ability to pay dividends and such dividends must be payable in common stock under the terms of the credit agreement.

NOTE 6 - Business and Technology Acquisition from Nokia

On March 16, 2002, the Company acquired from Nokia Corporation its CompactFlash ("CF") Bluetooth Card business and related product line technology. The agreement provided for the transfer of tooling related to the manufacture of the Nokia CF Bluetooth Card, rights to manufacture CF Bluetooth connection cards using specific Nokia technology, rights to distribute existing CF Bluetooth Card products and to develop and distribute new Bluetooth Card products based on Nokia-developed technology. Under the Agreement, Nokia will discontinue the sale of its CompactFlash Bluetooth Card and refer its customers to the Company. The purchase price was 3 million Euros ($2,630,000), of which 1 million Euros ($881,000) was paid at the time the agreement was signed. The balance is payable in three installments with 700,000 Euros ($613,200) due September 2002, 700,000 Euros ($611,100) due March 2003, and 600,000 Euros ($524,700) due September 2003. Outstanding balances will accrue interest at an annual rate of 6% and the accumulated accrued interest is payable at the time of each installment payment. The Company is using forward purchase contracts for Euros in order to fix the price of the acquisition in U.S. dollars. These derivatives do not qualify for SFAS 133 hedge accounting treatment. Accordingly, the change in fair value of this hedge is recorded immediately to earnings to offset the changes in the fair value of the asset or liability being hedged, which at March 31, 2002 was not significant.

The assets of the Nokia CompactFlash Bluetooth Card product line business and technology acquisition consisted primarily of tooling and intellectual property. The transaction was accounted for using the purchase method of accounting.

The purchase price allocation is as follows:

Net tangible assets	$ 241,000
Intangible assets:
Developed technology	900,000
Licensing agreement	80,000
Goodwill	1,409,000
Total purchase price allocation	$ 2,630,000

The intangible assets, other than the goodwill, are being amortized over lives of one to three years.

NOTE 7 - Goodwill and Intangible Assets

During the first quarter of 2002 goodwill in the amount of $1,409,000 was acquired in conjunction with the acquisition of Nokia's CompactFlash Bluetooth Card business and related product line technology. Goodwill at the beginning of the first quarter from prior acquisitions was $8,388,846 and included $149,229 attributed to assembled workforce which was reclassified to goodwill in 2002. No goodwill was impaired or written off in the first quarter 2002.

During the first quarter of 2002, intangible assets were acquired in conjunction with the acquisition of Nokia's CompactFlash Bluetooth Card business and related product line technology. These intangible assets included purchased technology valued at $900,000 with an estimated life of three years and a beneficial licensing agreement valued at $80,000 with an estimated life of nine months. Amortization of these related intangible assets in the first quarter of 2002 was $21,864 and the expected quarterly amortization will be $101,667 through the year 2002. Intangible assets at the beginning of the quarter from prior acquisitions was $628,290 consisting of developed software and technology. Amortization of these intangibles for the quarter ended March 31, 2002 was $41,368 which is also the expected quarterly amortization for the remaining quarters in 2002.

NOTE 8 - Common Stock Financing

On March 28, 2002, the Company sold 381,760 shares of common stock in a private placement financing at a price of $1.59 per share. Total proceeds were $607,000 and net proceeds after costs and expenses were $419,326. Such proceeds will be used for general working capital purposes. In conjunction with the financing, the company issued five-year warrants to investors to acquire an additional 95,439 shares of common stock at $1.59 per share, and issued a five-year warrant to the placement agent to acquire 22,905 shares of common stock at $1.59 per share. Using a Black-Scholes valuation formula with the following assumptions: 0.0% dividend yield rate, 5.13% risk free interest rate, $1.82 fair value of common stock, $1.59 exercise price, and a life of 5 years, $157,476 of the proceeds were attributed to the warrants issued to investors, and the warrants issued to the placement agent were valued at $37,793. Two directors of the Company invested an aggregate of $130,000 in this financing. The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act and Regulation D thereunder. Pursuant to a Registration Rights Agreement, Socket filed on May 1, 2002 a registration statement on Form S-3 to enable the resale of the shares issued in this offering and the shares issuable on exercise of the warrants issued to investors in this offering. The Company will be seeking stockholder ratification of this financing at its June 2002 Annual Meeting of Stockholders.

NOTE 9- Income Taxes

Due to the Company's loss position, there was no provision for income taxes for the three months ended March 31, 2002 and 2001.

NOTE 10- Net Loss Per Share and Net Loss Per Share Applicable to Common Stockholders

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2002	2001
Numerator:
Net loss	$ (1,200,621)	$ (1,729,416)

Denominator:
Weighted average common shares outstanding used in computing basic and diluted net loss per share	23,649,465	23,211,249

Basic and diluted net loss per share	$ (0.05)	$ (0.07)

The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses since inception and thus no potential common shares from the exercise of stock options or warrants have been included in the net loss per share calculation. Options and warrants to purchase 5,326,356 and 4,879,294 shares of common stock in the three months ended March 31, 2002 and 2001, respectively, have been omitted from the loss per share calculation as their effect is antidilutive.

NOTE 11 - Comprehensive Loss

The Company has no items of other comprehensive loss to report in any of the periods presented.

NOTE 12 - Segment Information

The Company operates in one segment, connection solutions for mobile computers. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Information regarding geographic areas for the quarters ended March 31, 2002 and 2001 are as follows:

	Three Months Ended March 31,
Revenues:	2002	2001
United States	$ 2,243,127	$ 1,984,858
Europe	978,014	580,949
Asia and rest of world	790,729	360,752
Total Revenues	$ 4,011,870	$ 2,926,559

Export revenues are attributable to countries based on the location of the customers. The Company does not hold long-lived assets in foreign locations.

Major customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended March 31,
	2002	2001
Ingram Micro	24%	27%
Tech Data	*	11%

(* Denotes less than 10%)

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

You should read the following discussion in conjunction with the interim condensed consolidated financial statements and notes included elsewhere in this report and in other reports and documents filed from time to time with the Securities and Exchange Commission.

Revenue

We are a leading supplier of connectivity plug-in card products to the handheld and notebook computing markets. Total revenue in the first quarter of 2002 was $4.0 million, an increase of 37% over revenue of $2.9 million in the first quarter of 2001.

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

Our network connection product revenue in the first quarter of 2002 was $1.5 million, compared to revenue of $0.8 million in 2001. In the later half of 2001 we introduced Bluetooth CompactFlash plug-in cards, Wireless LAN plug-in cards, and modem cards. Revenue growth from sales of these new products were partially offset by declines in the sale of Ethernet plug-in cards, which faced competition from lower priced mass produced cards and lower sales of phone connection cards due to the termination of Targus as a retail distributor in the latter part of 2001.

Our bar code scanning product revenue in the first quarter of 2002 was $1.0 million compared to revenue of $0.5 million in the first quarter of 2001. The revenue growth is primarily due to one product, the In-Hand Scan card, which is a laser scanner attached to a CompactFlash card which plugs into a Pocket PC, notebook, or other mobile computer to turn the computer into a portable laser scanner. The product is sold both through general distribution and through Value Added Resellers who contract with customers to provide scanning solutions, and this solution is becoming more widely adopted by the Value Added Reseller community for lightweight portable scanning.

Our peripheral connection card revenue in the first quarter of 2002 was $1.0 million compared to $1.2 million in the first quarter of 2001. Peripheral connection cards are primarily sold to connect peripheral devices or other electronic equipment to notebook computers. Volume sales of our standard serial PC Card products declined and were partially offset by increased sales of the newer CompactFlash card products and custom serial card product sales.

Our embedded products and services revenue in the first quarter of 2002 was $0.5 million compared to $0.3 million for the first quarter of 2001. Included in these totals are chip sales which are highly dependent upon engineering design-wins and the timing of third party design projects. In early 2001, we were at early design stages with a large number of customers and as we continued to broaden the customer base in 2001 chip sales grew steadily with each quarter. Revenue growth for chip sales continued in the first quarter of 2002 with revenues of $0.3 million compared to zero revenues in the same period a year ago. Engineering services revenue included in these totals were $0.1 million in 2002 compared to $0.2 million in 2001. Embedded products and services also included sales of developer kits and Bluetooth modules with revenues totaling $0.1 million in 2002 and $0.08 million in 2001. In the first quarter of 2001, we offered an expanded number of developer kits that encouraged developers to work with our products through programs such as our Empowering Mobility Program. We began shipping Bluetooth modules in the fourth quarter of 2001.

Revenue outlook for 2002

We believe that the growth in sales of Pocket PC computing devices will continue in 2002 and will expand the market for our network connection products. In addition, we anticipate that our connection products will be sold by more retailers in 2002, thereby increasing consumer awareness of our products. Within our connection product family, we anticipate demand for Bluetooth connection cards to grow significantly in 2002 as a result of the sale of Bluetooth enabled phones in both Europe and in the latter part of the year in the US, as well as the recent endorsement of our Bluetooth plug-in cards by Nokia Corporation. Installation of wireless LAN networks has been increasing and is expected to drive growth of our wireless LAN cards introduced in the last quarter of 2001. Slight to moderate increases in revenues are expected for our modem and Digital Phone Card products in the remainder of 2002, while revenues of our Ethernet connection products are expected to remain flat in 2002.

We expect moderate revenue increases in our bar code scanning product line as portable lightweight scanning gains increased acceptance by VARs and consumers for light mobile occasional scanning applications. We expect to introduce additional scanning products in 2002 that will broaden the capabilities and uses of portable lightweight scanning.

Our embedded products and services are expected to grow significantly during 2002 as a result of anticipated design wins for our interface chip in third party devices, new chips being introduced in 2002 including an interface ship that supports combination memory and connectivity applications and devices, and anticipated design wins for third party Bluetooth products.

We anticipate revenue from our peripheral connection products to remain flat or moderately decline in 2002.

Although we believe that we are well positioned for continued revenue growth, we have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly operating losses at least through the first half of 2002 and possibly longer. We have historically needed to raise capital to fund our operating losses. We believe that our cash balances are adequate to fund our operations through at least the first half of 2002, but are not adequate to fund our operations through 2002. We raised additional capital in the first quarter of 2002 and will need and intend to raise additional capital again in 2002 to fund our operations and to strengthen our working capital balances and there are no assurances that such capital would be available on acceptable terms, if at all. The inability to obtain such funding could require the Company to significantly reduce or suspend operations, sell additional securities on terms that are highly dilutive to investors or otherwise have a material adverse effect on the Company's financial condition or operating results. See "--Liquidity and Capital Resources" and "--Risk Factors" for a discussion of the Company's need for additional capital.

The foregoing discussion reflects our current expectations regarding our revenue outlook for the remainder of 2002 and includes forward-looking statements within the meaning of securities laws. The Company's actual results may not meet our current expectations for the various reasons discussed above and under "--Risk Factors" below.

Gross Margins

Gross margins for the first quarter of 2002 were 50% compared to margins of 53% for the first quarter of 2001. The moderate decrease in margins is due to higher volumes of new network products with lower margins and increased inventory reserves partially offset by increased margins on bar code scanning products.

Gross Profit outlook for the balance of 2002. Our target margins for 2002 are 50%. We expect the Company's CompactFlash products to continue to drive revenue growth during 2002. As our sales mix shifts toward higher volume sales, our margins may continue to decline by a few percentage points. We also expect to achieve further cost reductions on our products from volume manufacturing efficiencies and engineering improvements and expect to use these cost reductions to support our margins and to maintain competitiveness with reduced customer pricing. Future unanticipated inventory write-offs and write-downs and other factors could adversely impact our margin results.

Research and Development Expense

Research and development expense in the first quarter of 2002 was $0.9 million, a decrease of 10%, compared to research and development expense of $1.0 million in the first quarter of 2001. Decreases in costs of purchased software, personnel incentive programs, technical supplies, and travel were partially off set by increases in consulting and professional fees and higher occupancy and administrative support costs.

Outlook for 2002 Research and Development Costs for the balance of 2002: Research and development expenses are expected to continue at levels similar to the first quarter.

Sales and Marketing Expense

Sales and marketing expense for the first quarter of 2002 was $1.6 million an increase of 15% compared to $1.4 million in the first quarter of 2001. Over half of the increase is due to one-time costs associated with a workforce reduction taken at the end of the first quarter. Additional increases in equipment expenses, advertising and promotional activities, and occupancy costs were partially offset by decreases in consulting and professional fees, and reduced travel.

Sales and Marketing expense outlook for the balance of 2002: Quarterly sales and marketing expense is expected to decrease moderately from the first quarter 2002 levels as a result of the recent workforce reductions and other cost reduction programs.

General and Administrative Expense

General and administrative expense for the first quarter of 2002 was $0.6 million, an increase of 17% compared to general and administrative expense of $0.5 million in the first quarter of 2001. Increased legal, professional, and insurance fees were partially offset by reductions in outside services.

General and administrative expense outlook for the balance of 2002. We expect our quarterly general and administrative expense to moderately decrease from the first quarter levels in the second and third quarters of 2002 and to moderately increase in the fourth quarter of 2002. Audit fees normally recognized in the first and fourth quarters and decreased legal fees are expected to contribute to the decreases.

Amortization of Goodwill and Intangibles

On October 5, 2000, the Company acquired 3rd Rail Engineering, an engineering services firm specializing in embedded systems engineering design and integration services for Windows CE and other operating system environments. The acquisition was valued at $11.3 million, of which approximately $1.1 million was attributed to intangible intellectual property and approximately $10.0 million was attributed to goodwill. During the fourth quarter of 2000 and all of 2001, this goodwill was being amortized ratably over 7 years. Other intangible assets are being amortized over their estimated useful lives of 3 to 8 years. Amortization charges were $41,000 in the first quarter of 2002 and $421,000 in the first quarter of 2001.

On March 16, 2002, the Company acquired from Nokia Corporation its CompactFlash Bluetooth Card business and related product line technology. The acquisition was valued at $2.6 million of which $1.4 million was attributed to goodwill, $980,000 was attributed to intangible intellectual property, and $241,000 to the purchase of tooling. Amortization of intangible intellectual property and depreciation on tooling during the first quarter 2002 was $22,000 and $7,000, respectively.

In conjunction with the implementation of the new accounting rules for goodwill, as of the beginning of fiscal 2002, we completed a goodwill impairment review and found no impairment. According to our accounting policy under the new rules, we will perform a similar review annually, or earlier if indicators of potential impairment exist. Our impairment review is based on a discounted cash flow approach that uses our estimates of future market share and revenues and costs for these groups as well as appropriate discount rates. The estimates we have used are consistent with the plans and estimates that we are using to manage the underlying business. If we fail to deliver new products, if the products fail to gain expected market acceptance, or if market conditions in the business fail to improve, our revenue and cost forecasts may not be achieved, and we may incur charges for impairment of goodwill.

Outlook for balance of 2002: We have completed the adoption of the SFAS Nos. 141 and 142 on accounting for business combinations and goodwill as of the beginning of 2002. Accordingly, we will no longer amortize goodwill from acquisitions, but will continue to amortize acquisition-related intangibles and costs. The amortization of intangibles associated with the acquisition of 3rd Rail Engineering and Nokia's Bluetooth CompactFlash Card business and related product line technology for the balance of 2002 is approximately $143,000 per quarter and $492,000 for the full year 2002.

Interest Income, Interest Expense, Net

Interest income reflects interest earned on cash balances. Interest income of $11,000 in the first quarter of 2002 compared to interest income in the first quarter of 2001 of $71,000 reflecting a lower level of cash on hand during the first quarter of 2002 compared to the first quarter of 2001. Interest expense of $10,000 in the first quarter of 2002 compared to $4,000 in the first quarter of 2001 and is related to interest on equipment lease financing obligations assumed from 3rd Rail and interest on the outstanding notes payable balances due to Nokia for acquisition of its Bluetooth CompactFlash Card business and related product line technology.

Income Taxes

There were no provisions for Federal or state income taxes as the Company incurred net operating losses in all periods.

Liquidity and Capital Resources

We have historically financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $43 million in equity capital. We have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly operating losses at least through the first half of 2002 and possibly longer. We have historically needed to raise capital to fund our operating losses. We believe that our existing cash balances are adequate to fund our planned operating activities through at least the first half of 2002, but are not adequate to fund our operations through all of fiscal 2002. Our independent auditors included an explanatory paragraph in their report in our amended Annual Report on Form 10-K/A for the year ended December 31, 2001 expressing substantial doubt about our ability to continue as a going concern. We will need and intend to raise additional capital in 2002 to fund our operations and to strengthen our working capital balances, which we intend to accomplish through the issuance of additional equity securities, through renewal of the Company's bank line and through increased borrowings on our bank lines as the level of accounts receivable permits, and through development funding from development partners. However, there can be no assurances that we will meet any of these objectives. In the event we are unable to raise sufficient additional capital to meet our requirements, we may not be able to continue some or all of our current operations.

Cash used in operating activities was $0.4 million in the first quarter of 2002 compared to $1.7 million in the first quarter of 2001. The use of cash resulted from financing our net loss of $1.2 million in the first quarter of 2002 and $1.7 million in the first quarter of 2001. Adjustments for non cash items including depreciation, amortization, stock option charges, and amortization of goodwill and intangible technology totaled $186,000 in the first quarter of 2002 and $528,000 in the first quarter of 2001. Changes in working capital balances resulting in a source of cash of $737,000 in the first quarter of 2002 primarily from increases in payables and decreases in inventories were partially offset by increases in receivables, and a use of cash of $505,000 in the first quarter of 2001 primarily resulting from increases in inventory and decreases in payables was partially offset by reductions in receivables.

Cash used in investing activities was $934,000 in the first quarter of 2002 compared to $75,000 in the first quarter of 2001. Investing activities in 2002 were primarily due to the acquisition of Nokia's Bluetooth CompactFlash Card business and related product line technology. The majority of the equipment purchases in 2002 were tooling purchases related to the acquisition. Investing activities in the first quarter of 2001 primarily reflect the cost of test equipment, tooling costs for new products, and furniture, new computers and purchased software for new employees.

Cash provided by financing activities was $700,000 in the first quarter of 2002 and $464,000 during the first quarter of 2001. Financing activities in 2002 consisted primarily of the net proceeds from the issuance of common stock in a private placement financing and an increase in the levels of our bank credit lines. Financing in 2001 consisted primarily of the exercise of employee stock options.

Our cash and cash equivalents balances as of March 31, 2002 were $4.2 million including cash of $1.6 million drawn against our bank line of credit which was repaid in April 2002. The bank line of credit will expire in June 2002 and is expected to be renewed. In March 2002, we issued common stock and warrants to increase our working capital balances by $0.6 million ($0.4 million net of costs and expenses) and we disbursed $0.9 million in March 2002 as the first installment payment for the purchase of Nokia's Bluetooth CompactFlash Card business and related product line technology. We have remaining outstanding warrants from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. We believe that our existing cash balances are adequate to fund our planned operating activities through at least the first half of 2002, but are not adequate to fund our operations through all of fiscal 2002. We will need and intend to raise additional capital in 2002 to fund our operations and to strengthen our working capital balances, which we would intend to accomplish through the issuance of additional equity securities, through renewal of the Company's bank line and through increased borrowings on our bank lines as the level of accounts receivable permits, and through development funding from development partners. However, there can be no assurances that we will meet any of these objectives. In the event we are unable to raise sufficient additional capital to meet our requirements, we may not be able to continue some or all of our current operations.

The Company's contractual cash obligations at March 31, 2002 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	2002	2003 to 2004	2005 to 2006
Long term debt	$ 79,000	$ 28,000	$ 51,000	$ --
Purchase of Nokia technology	1,755,000	619,000	1,136,000	--
Operating leases	2,404,000	431,000	979,000	994,000
Unconditional purchase obligations with contract manufactures	386,000	386,000	--	--
Total contractual cash obligations	$ 4,624,000	$ 1,464,000	$ 2,166,000	$ 994,000

Risk Factors

We need to raise additional capital to fund our operations. Our independent auditors included an explanatory paragraph in their report in our amended Annual Report on Form 10-K/A for the year ended December 31, 2001 expressing substantial doubt about our ability to continue as a going concern.

The financial statements in our amended Annual Report on Form 10-K/A for the year ended December 31, 2001 have been prepared on a going concern basis. The Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2002, the Company had working capital of $1,307,713, and an accumulated deficit of $30,127,578. For the year ended December 31, 2001 the Company used cash for operating activities of $4,219,239 and had a net loss of $6,063,239. For the quarter ended March 31, 2002, the Company used cash for operating activities of $370,098 and had a net loss of $1,200,621. In addition, at March 31, 2001, the Company was in default under a financial covenant of its bank line of credit to maintain a tangible net worth balance of $4,000,000 and a waiver has been granted by the bank through June 2002. The bank line of credit borrowings at March 31, 2002 of $1,582,706 were repaid in April 2002. The Company's ability to meet obligations in the ordinary course of business is dependent on its ability to establish profitable operations and raise additional financing. Management believes it will be able to secure additional sources of financing in 2002 through the issuance of additional equity securities, through renewal of the Company's bank line and through increased borrowings on the line as the level of accounts receivable permits, and through development funding from development partners. Management also intends to delay or reduce expenditures in the event additional financial resources are not available on terms acceptable to the Company. The Report of Ernst & Young LLP, Independent Auditors on the Company's financial statements for the year ended December 31, 2001 contains an explanatory paragraph regarding the insufficiency of the Company's current cash balance to fund planned operating activities through fiscal 2002 and indicated substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that additional financing will be available on acceptable terms, if at all, and such terms may be dilutive to existing stockholders. The Company's inability to secure the necessary financing would have a material adverse affect on the Company's financial condition and results of operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

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

Historically, we have seen steady increases in demand for our products and have generally been able to increase production to meet that demand. However, the demand for our products depends on many factors and will be difficult to forecast. We expect that it will become more difficult to forecast demand as we introduce and support more products and as competition in the market for our products intensifies. Significant unanticipated fluctuations in demand could cause the following problems in our operations:

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

A significant portion of our revenue currently comes from a small number of distributors, and any decrease in revenue from these distributors could harm our business.

A significant portion of our revenues comes from one distributor. Ingram Micro represented approximately 23% of our worldwide revenue in fiscal 2001 and 24% of our worldwide revenue for the quarter ended March 31, 2002. We expect that the majority of our revenue will continue to depend on sales to a small number of distributors. Any downturn in the business of these customers could seriously harm our revenue and results of operations.

Our intellectual property and proprietary rights may be insufficient to protect our competitive position.

Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. In 1999 and again in 2001 and 2002 we applied for patents covering our proprietary technology relating to the implementation of memory in combination with Input/Output adapters and we received in March 2002 the patent applied for in 1999. However, we cannot be sure that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology. In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated, or circumvented, or that any right granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors, that develop products based upon the adopted standards.

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

Our strategy is to establish strategic alliances and business relationships with leading participants in various segments of the communications and mobile computer markets. In accordance with this strategy, we have entered into alliances or relationships with Bell Mobility, Cambridge Silicon Radio, Hitachi, Intermec, Microsoft, Nokia Corporation, Palm, SanDisk Corporation, Sprint PCS, Symbol Technologies, and Toshiba Corporation. Our success will depend not only on our continued relationships with these parties, but also on our ability to enter into additional strategic arrangements with new partners on commercially reasonable terms. We believe that, in particular, relationships with application software developers are important in creating commercial uses for our products. Any future relationships may require us to share control over our development, manufacturing, and marketing programs or to relinquish rights to certain versions of our technology. Also, our strategic partners may revoke their commitment to our products or services at any time in the future, or may develop their own competitive products or services. Also, the hardware or software of such companies that is integrated into our products may contain defects or errors. Accordingly, our strategic relationships may not result in sustained business alliances, successful product or service offerings, or the generation of significant revenues. Failure of one or more of such alliances could result in delay or termination of product development projects, reduction in market penetration, decreased ability to win new customers, or loss of confidence by current or potential customers.

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
  competitive conditions in the industry including competitive pressures resulting in lower average selling prices; and
  timing of distributor's shipments to their customers.

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

Export sales (sales to customers outside the United States) accounted for approximately 38% of our revenue in 2001 and approximately 44% of our revenue for the quarter ended March 31, 2002. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

We do not have a detailed disaster recovery plan. The State of California has recently experienced electrical power shortages and blackouts. Additionally, we may experience natural disasters that could interrupt our business. Our corporate headquarters is located near an earthquake fault. The potential impact of a major earthquake on our facilities, infrastructure, and overall business is unknown. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse affect on our business. Our stock price is highly volatile.

Our stock price is highly volatile.

During the period from January 1, 2001 through May 3, 2002, our stock price fluctuated between a high of $7.25 and a low of $1.02. Stock price fluctuations are caused by many factors, some of which may be beyond our control including general economic conditions and the outlook of market analysts and investors of the industry that we are in.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by US Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended March 31, 2002, a decline of 1% in interest rates would reduce our quarterly interest income by approximately $6,400.

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

Foreign Currency Risk.

A substantial majority of our revenue, expense and purchasing activities are transacted in US dollars. However, we allow certain of our European distributors to purchase our products in Euros, we pay the expenses of our European subsidiary in Euros or French Francs, we pay the expenses of our Japan office in Japanese Yen, and we expect to enter into selected future purchase commitments with foreign suppliers that will be paid for in the local currency of the supplier. To date these balances have been small and we have not been subject to significant losses from material foreign currency fluctuations. We have a payment obligation of approximately $2 million Euros as a result of the recent purchase of Nokia's CompactFlash Bluetooth Card business and related product line technology. We have hedged this liability with forward purchase contracts for Euros in order to fix the price in US dollars and therefore do not believe that this liability materially increases our foreign currency exposure. Based on a sensitivity analysis of our net assets at the beginning, during and at the end of the quarter ended March 31, 2002, an adverse change of 10% in exchange rates would result in an increase in our net loss for the quarter of approximately $26,000. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks.

PART II. OTHER INFORMATION

 Item 2. Changes in Securities and Use of Proceeds.

On March 28, 2002, the Company sold 381,760 shares of common stock in a private placement financing at a price of $1.59 per share. Total proceeds were $607,000 and net proceeds after costs and expenses were $419,326. Such proceeds will be used for general working capital purposes. In conjunction with the financing, the company issued five-year warrants to investors to acquire an additional 95,439 shares of common stock at $1.59 per share, and issued a five-year warrant to the placement agent to acquire 22,905 shares of common stock at $1.59 per share. Using a Black-Scholes valuation formula with the following assumptions: 0.0% dividend yield rate, 5.13% risk free interest rate, $1.82 fair value of common stock, $1.59 exercise price, and a life of 5 years, $157,476 of the proceeds were attributed to the warrants issued to investors, and the warrants issued to the placement agent were valued at $37,793. Two directors of the Company invested an aggregate of $130,000 in this financing. The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act and Regulation D thereunder. Pursuant to a Registration Rights Agreement, Socket filed on May 1, 2002 a registration statement on Form S-3 to enable the resale of the shares issued in this offering and the shares issuable on exercise of the warrants issued to investors in this offering. The Company will be seeking stockholder ratification of this financing at its June 2002 Annual Meeting of Stockholders.

Item 6. Exhibits and Reports on Form 8-K.

(a.) Exhibits

10.1 (1) Form of warrants, dated March 28, 2002, issued to investors and Socket's placement agent.

10.2 (1) Form of Registration Rights Agreement, dated March 28, 2002, between Socket and certain investors.

10.3 (2) Business Transfer Agreement For Nokia Proprietary Bluetooth Technology dated 11 March 2002 between Nokia Corporation and Socket Communications, Inc.
________________
(1) Incorporated by reference to exhibits filed with the Company's Form 8-K filed on April 10, 2002.
(2) Incorporated by reference to exhibits filed with the Company's Form 10-K filed on April 1, 2002.

(b) Reports on Form 8-K

On March 15, 2002, we reported on Form 8-K the acquisition of Nokia Corporation's Bluetooth CompactFlash Card technology and product line as described in Note 5 to the financial statements contained in this report.

On April 10, 2002, we reported on Form 8-K the completion of a common stock financing on March 28, 2002 of $607,000 as described in Note 6 to the financial statements contained in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCKET COMMUNICATIONS, INC.
Registrant

Date: May 13, 2002	/s/ David W. Dunlap
David W. Dunlap Vice President of Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description

10.1 (1)	Form of warrants, dated March 28, 2002, issued to investors and Socket's placement agent.
10.2 (1)	Form of Registration Rights Agreement, dated March 28, 2002, between Socket and certain investors.
10.3 (2)	Business Transfer Agreement For Nokia Proprietary Bluetooth Technology dated 11 March 2002 between Nokia Corporation and Socket Communications, Inc.

________________

(1) Incorporated by reference to exhibits filed with the Company's Form 8-K filed on April 10, 2002.
(2) Incorporated by reference to exhibits filed with the Company's Form 10-K filed on April 1, 2002.