Form 10-Q
period 2002-06-30
SOCKET COMMUNICATIONS INC
filed 2002-08-14
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2002

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

Indicate by checkmark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[  ]

Number of shares of Common Stock ($0.001 par value) outstanding as of August 2, 2002 was 24,088,310 shares.

INDEX

PART I. Financial information

Item 1. Consolidated Financial Statements:

Condensed Consolidated Balance Sheets - June 30, 2002 and December 31, 2001

Condensed Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 2002 and 2001

Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II. Other information

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited) June 30, 2002	December 31, 2001*
ASSETS
Current assets:
Cash and cash equivalents	$ 4,180,916	$ 4,815,245
Accounts receivable, net	3,027,664	2,197,980
Inventories	2,204,392	1,794,929
Prepaid expenses and other current assets	676,225	251,653
Total current assets	10,089,197	9,059,807

Property and equipment:
Machinery and office equipment	1,618,701	1,278,132
Computer equipment	640,749	604,479
Total property and equipment	2,259,450	1,882,611
Accumulated depreciation	(1,522,248)	(1,345,058)
Net property and equipment	737,202	537,553
Intangible technology	1,402,020	628,290
Goodwill	9,797,946	8,388,846
Other assets	261,473	211,496
Total assets	$ 22,287,838	$ 18,825,992

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 4,213,723	$ 2,628,657
Accrued payroll and related expenses	580,536	416,799
Bank line of credit	2,263,064	1,317,000
Deferred revenue	626,422	595,539
Current portion of capital leases and equipment financing notes	28,935	26,409
Current portion of note payable	1,331,200	--
Total current liabilities	9,043,880	4,984,404

Long term liabilities:
Long term portion of capital leases and equipment financing notes	29,307	44,437
Long term portion of note payable	689,340	--
Total long term liabilities	718,647	44,437

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value: Authorized shares - 100,000,000 Issued and outstanding shares - 24,088,310 at June 30, 2002 and 23,604,501 at December 31, 2001	24,088	23,605
Additional paid-in capital	43,203,872	42,700,503
Accumulated other comprehensive loss	(18,550)	--
Accumulated deficit	(30,684,099)	(28,926,957)
Total stockholders' equity	12,525,311	13,797,151
Total liabilities and stockholders' equity	$ 22,287,838	$ 18,825,992
_________________________
*Derived from audited financial statements.

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:	$ 4,558,496	$ 2,819,930	$ 8,570,366	$ 5,746,489
Cost of revenue	2,365,796	1,278,877	4,377,777	2,650,981
Gross profit	2,192,700	1,541,053	4,192,589	3,095,508

Operating expenses:
Research and development	873,966	1,120,230	1,772,753	2,114,723
Sales and marketing	1,203,266	1,357,625	2,816,330	2,759,387
General and administrative	500,949	619,512	1,127,353	1,152,901
Amortization of intangibles technology	143,040	41,368	206,271	82,736
Amortization of goodwill	--	379,562	--	759,124
Total operating expenses	2,721,221	3,518,297	5,922,707	6,868,871
Operating loss	(528,521)	(1,977,244)	(1,730,118)	(3,773,363)
Interest income	6,559	49,410	17,434	120,359
Interest expense	(34,559)	(4,094)	(44,458)	(8,340)
Net loss	$ (556,521)	$ (1,931,928)	$ (1,757,142)	$ (3,661,344)
Basic and diluted net loss per share	$ (0.02)	$ (0.08)	$ (0.07)	$ (0.16)
Weighted average shares outstanding	24,046,754	23,477,253	23,848,110	23,344,251

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2002	2001
Operating activities
Net loss	$ (1,757,142)	$ (3,661,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	212,683	194,589
Compensatory stock option grants and warrants	--	33,604
Amortization of goodwill and intangibles	206,271	841,860
Accrued interest on notes payable	30,510	--
Changes in operating assets and liabilities:
Accounts receivable	(829,684)	942,208
Inventories	(409,463)	47,303
Prepaid expenses	(268,822)	(10,098)
Other assets	10,923	81,116
Accounts payable and accrued expenses	1,585,066	(1,287,560)
Accrued payroll and related expenses	163,737	173,387
Deferred revenue	30,883	(108,602)
Net cash used in operating activities	(1,025,038)	(2,753,537)

Investing activities
Purchase of equipment	(171,433)	(152,143)
Acquisition of Nokia CompactFlash Bluetooth business	(875,170)	--
Net cash used in investing activities	(1,046,603)	(152,143)

Financing activities
Gross proceeds from bank lines of credit	3,845,770	1,510,000
Gross payments on bank lines of credit	(2,899,706)	--
Proceeds from stock option and other warrant exercises	84,526	497,920
Proceeds from sale of common stock	419,326	--
Payments on capital leases and equipment financing notes, net	(12,604)	(6,538)
Net cash provided by financing activities	1,437,312	2,001,382

Net decrease in cash and cash equivalents	(634,329)	(904,298)

Cash and cash equivalents at beginning of period	4,815,245	7,422,104
Cash and cash equivalents at end of period	$ 4,180,916	$ 6,517,806

Supplemental cash flow information
Cash paid for interest	$ 44,458	$ 8,340
Acquisition of Nokia CompactFlash Bluetooth business with notes payable	$ 1,754,830	--
Currency hedge asset short and long term portions	$ 216,650	--
Currency exchange adjustment on notes payable short and long term portions	$ 235,200	--
Warrants issued in conjunction with common stock financing	$ 195,269	--

See accompanying notes.

SOCKET COMMUNICATIONS, INC|
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Basis of Presentation

The accompanying consolidated financial statements of Socket Communications, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's amended Annual Report on Form 10-K/A for the year ended December 31, 2001.

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

NOTE 3 - Accounting Change

Effective the beginning of fiscal 2002, the Company completed the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In conjunction with the implementation of SFAS No. 142, the Company has completed a goodwill impairment review as of the beginning of 2002 and found no impairment.

Upon adoption of the new Business Combination rules, assembled workforce no longer meets the definition of an identifiable intangible asset. As a result, the net balance of $149,229 has been reclassified to goodwill in 2002.

A reconciliation of previously reported net loss per share to the amounts adjusted for the exclusion of goodwill and workforce-in-place amortization is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported net loss	$ (556,521)	$ (1,931,928)	$ (1,757,142)	$ (3,661,344)
Goodwill and workforce amortization	--	379,562	--	759,124
Adjusted net loss	(556,521)	(1,552,366)	(1,757,142)	(2,902,220)

Reported basic and diluted net loss per share	$ (0.02)	$ (0.08)	$ (0.07)	$ (0.16)
Goodwill and workforce amortization	--	0.01	--	0.03
Adjusted basic and diluted net loss per share	$ (0.02)	$ (0.07)	$ (0.07)	$ (0.13)

NOTE 4- Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	June 30, 2002	December 31, 2001
Raw materials and subassemblies	$ 2,002,990	$ 1,632,716
Finished goods	201,402	162,213
Total	$ 2,204,392	$ 1,794,929

NOTE 5 - Bank Financing Arrangements

In June 2002, the Company extended its Credit Agreement with its bank, which will now expire on September 15, 2002. The credit facility under the Credit Agreement allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables ($2,500,000 and $1,500,000, respectively), at the lenders index rate which is based on prime plus 0.75% and 0.5%, respectively, on domestic and international receivables. The rates in effect at June 30, 2002 were 5.5% and 5.25% on the domestic and international lines, respectively. At June 30, 2002 outstanding amounts on the lines were $1,267,886 and $995,178, respectively, which were the approximate amounts available on the lines. These amounts outstanding at June 30, 2002 were repaid in July 2002. The Credit Agreement contains covenants that require the Company to maintain certain financial ratios including a requirement that the Company's tangible net worth must exceed $1,500,000. As of June 30, 2002 the Company was not in compliance with the tangible net worth covenant and had obtained a waiver from the bank through August 20, 2002. There are limitations on the Company's ability to pay dividends and such dividends must be payable in common stock under the terms of the credit agreement.

NOTE 6 - Business and Technology Acquisition from Nokia

On March 16, 2002, the Company acquired from Nokia Corporation its CompactFlash ("CF") Bluetooth Card business and related product line technology. The agreement provided for the transfer of tooling related to the manufacture of the Nokia CF Bluetooth Card, rights to manufacture CF Bluetooth connection cards using specific Nokia technology, rights to distribute existing CF Bluetooth Card products, and to develop and distribute new Bluetooth Card products based on Nokia-developed technology. Pursuant to the Agreement, Nokia has discontinued the sale of its CompactFlash Bluetooth Card and refers its customers to the Company. The purchase price was 3 million Euros ($2,630,000), of which 1 million Euros ($881,000) was paid at the time the agreement was signed. The balance is payable in three installments with 700,000 Euros ($613,200) due September 11, 2002, 700,000 Euros ($611,100) due March 11, 2003, and 600,000 Euros ($524,700) due September 11, 2003. Outstanding balances will accrue interest at an annual rate of 6% and the accumulated accrued interest is payable at the time of each installment payment.

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

The Company is using forward purchase contracts for Euros in order to fix the price of the acquisition in U.S. dollars. The Company accounts for derivative instruments and hedging activity in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended, which requires the Company to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for gains or losses from changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, as well as the type of hedging relationship. The currency forward contracts that the Company has used to hedge the exposure to variability in the anticipated Euro cash flows are designated as cash flow hedges. The maturities of these instruments correspond to the dates of maturity of the notes payable. The Company had forward contracts to buy and sell foreign currencies with a fair value US dollar equivalent of $2,020,540 at June 30, 2002. The Company recorded the related short and long term hedge assets of $155,750 and $60,900, respectively. For these derivatives, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) in stockholders' equity and is reclassified into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item. The ineffective portion of the gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows associated with the hedged item, if any, is recognized in interest and other income, net, during the period of change.

For currency forward contracts, effectiveness of the hedge is measured using forward rates to value the forward contract and the forward value of the underlying hedged transaction. Any ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, are recognized in interest and other income, net. If a cash flow hedge were to be discontinued because it is probable that the original hedged transaction will not occur as anticipated, the unrealized gains or losses would be reclassified into earnings. Subsequent gains or losses on the related derivative instrument would be recognized in income in each period until the instrument matures, is terminated or is sold.

During the three and six month periods ended June 30, 2002, the Company recognized $18,550 in other comprehensive loss related to the effective portion of the loss. The effective portion of the loss is attributed to changes in the spot exchange rates, and the offset is reclassified into earnings. However, because the notional amount of the hedged asset equals that of the debt, and all cash flow dates and interest rates coincide between the debt and the swap, the Company has concluded that there is no ineffectiveness in the hedge design. Therefore no hedge ineffectiveness is recognized in earnings because the transaction loss on remeasuring the debt is completely offset by the gains reclassified from other comprehensive income. There are no fluctuations in the statement of operations as a result of changes in foreign currency rates related to the forward purchase contracts to hedge the Nokia CompactFlash Bluetooth Card product line business and technology acquisition.

NOTE 7 - Common Stock Financing

On March 28, 2002, the Company sold 381,760 shares of common stock in a private placement financing at a price of $1.59 per share. Total proceeds were $607,000 and net proceeds after costs and expenses were $419,326. Such proceeds will be used for general working capital purposes. In conjunction with the financing, the company issued five-year warrants to investors to acquire an additional 95,439 shares of common stock at $1.59 per share, and issued a five-year warrant to the placement agent to acquire 22,905 shares of common stock at $1.59 per share. Using a Black-Scholes valuation formula with the following assumptions: 0.0% dividend yield rate, 5.13% risk free interest rate, $1.82 fair value of common stock, $1.59 exercise price, and a life of 5 years, $157,476 of the proceeds were attributed to the warrants issued to investors, and the warrants issued to the placement agent were valued at $37,793. Two directors of the Company invested an aggregate of $130,000 in this financing. The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act and Regulation D thereunder. Pursuant to a Registration Rights Agreement, the Company filed on May 1, 2002 a registration statement on Form S-3 to enable the resale of the shares issued in this offering and the shares issuable on exercise of the warrants issued to investors and the placement agent in this offering. The Company received stockholder ratification of this financing at its June 2002 Annual Meeting of Stockholders.

NOTE 8 - Income Taxes

Due to the Company's loss position, there was no provision for income taxes for the three and six months ended June 30, 2002 and 2001.

NOTE 9 - Net Loss Per Share

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator:
Net loss	$ (556,521)	$ (1,931,928)	$ (1,757,142)	$ (3,661,344)

Denominator:
Weighted average common shares outstanding used in computing basic and diluted net loss per share	24,046,754	23,477,253	23,848,110	23,344,251

Basic and diluted net loss per share	$ (0.02)	$ (0.08)	$ (0.07)	$ (0.16)

The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses since inception and thus no potential common shares from the exercise of stock options or warrants have been included in the net loss per share calculation. Options and warrants to purchase 5,810,523 and 4,814,490 shares of common stock at June 30, 2002 and 2001, respectively, have been omitted from the loss per share calculation as their effect is antidilutive.

NOTE 10 - Comprehensive Loss

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$ (556,521)	$ (1,931,928)	$ (1,757,142)	$ (3,661,344)
Accumulated translation adjustment	(18,550)	--	--	--
Total comprehensive incomes	$ (575,071)	$ (1,931,928)	$ (1,757,142)	$ (3,661,344)

At June 30, 2002, accumulated other comprehensive loss included in stockholders' equity consisted of the accumulated net unrealized loss on the translation adjustment, net of tax.

NOTE 11 - Segment Information

The Company operates in one segment, connection solutions for mobile computers and other electronic devices. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Information regarding geographic areas for the three and six months ended June 30, 2002 and 2001 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2002	2001	2002	2001
United States	$ 2,797,359	$ 1,918,832	$ 5,040,486	$ 3,903,690
Europe	911,411	517,344	1,889,425	1,098,293
Asia and rest of world	849,726	383,754	1,640,455	744,506
Total Revenues	$ 4,558,496	$ 2,819,930	$ 8,570,366	$ 5,746,489

Export revenues are attributable to countries based on the location of the customers. The Company does not hold long-lived assets in foreign locations.

The sole customer who accounted for at least 10% of total revenues during the three and six months ended June 30, 2002 and 2001 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Ingram Micro	19%	25%	22%	26%

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

Revenue

We are a leading supplier of connection plug-in card products to the handheld and notebook computing markets. Total revenue for the three and six months ended June 30, 2002 of $4.6 million and $8.6 million, respectively, represented increases of 62% and 49% over revenue of $2.8 million and $5.7 million for the corresponding periods a year ago.

Our products cover a wide range of connection solutions in four product families:

  Our connectivity products are plug-in CompactFlash or PC Card input/output cards that connect handheld computers or notebooks, either wirelessly or over a cable, to wide area networks through a mobile phone or telephone, to local area networks, and to other electronic devices to reach the Internet, send and receive email, or communicate with electronic appliances such as desktop computers or printers. Our plug-in wireless connectivity products consist of Bluetooth and Wireless LAN cards. Our plug-in wired connectivity cards consist of mobile phone connection cards, Ethernet cards and modems. Our Bluetooth, phone and Ethernet cards also work with notebooks.
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

Our connectivity product revenues were $1.7 million and $3.2 million, respectively, for the three and six month periods ended June 30, 2002, compared to $0.6 million and $1.5 million for the same periods a year ago. In the later half of 2001 we introduced Bluetooth CompactFlash plug-in cards, Wireless LAN plug-in cards, and Modem cards. Revenue growth from sales of these new products was partially offset by declines in the sale of phone connection cards. Revenues from Ethernet plug-in cards were flat for the respective six month periods.

Our bar code scanning product revenues were $0.9 million and $2.0 million, respectively, for the three and six month periods ended June 30, 2002, compared to $0.7 million and $1.2 million for the same periods one year ago. The revenue growth is primarily due to one product, the In-Hand Scan card, which is a laser scanner attached to a CompactFlash card which plugs into a Pocket PC, notebook, or other mobile computer to turn the computer into a portable laser scanner. The product is sold both through general distribution and through Value Added Resellers who contract with customers to provide scanning solutions. This solution is becoming more widely adopted by the Value Added Reseller community for lightweight portable scanning.

Our peripheral connection card revenues were $0.8 million and $1.8 million, respectively, for the three and six month periods ended June 30, 2002, compared to $1.1 million and $2.3 million for the same periods one year ago. Peripheral connection cards are primarily sold to connect peripheral devices or other electronic equipment to notebook computers. Sales volumes of our standard serial PC Card products declined and were partially offset by increased sales of our newer CompactFlash card products and custom serial card product sales.

Our embedded products and services revenues were $1.1 million and $1.6 million respectively, for the three and six month periods ended June 30, 2002, compared to $0.4 million and $0.7 million for the same periods a year ago. Included in these totals are chip sales, engineering services, and in 2002, Bluetooth embedded module sales for third party electronic devices. These revenues are highly dependent upon engineering design-wins and the timing of third party design projects. In early 2001, we were at early design stages with customers. We have broadened the customer base since June 2001, and the increases in revenue are a result of higher volumes of chip and Bluetooth module sales as design wins moved into production stages. We offer developer kits that encourage developers to work with our products through programs such as our Empowering Mobility Program. We began shipping Bluetooth modules beginning in the fourth quarter of 2001.

Revenue outlook for the second half of 2002

We believe that the growth in sales of Pocket PC computing devices will continue into the second half of 2002 and will continue to expand the market for our connection products. In addition, we anticipate that our connection products will be sold by more retailers in the second half of 2002 thereby increasing consumer awareness of our products.

Within our connectivity product family, we anticipate growth in demand for Bluetooth connection cards to continue in the second half of 2002 as a result of the sale of Bluetooth enabled phones in both Europe and in the latter part of the year in the US, as well as the recent endorsement of our Bluetooth plug-in cards by Nokia Corporation. Installation of wireless LAN networks has increased and is expected to drive continued growth of our wireless LAN cards which were introduced in the last quarter of 2001. Moderate increases in revenues are expected for our modem, Digital Phone Card, and Ethernet products in the remainder of 2002.

We expect revenue increases in our bar code scanning product line as portable lightweight scanning gains increased acceptance by VARs and consumers for light mobile occasional scanning applications. We expect to introduce additional scanning products in the fourth quarter of 2002 that will broaden the capabilities and uses of portable lightweight scanning.

Our embedded products and services are expected to continue to grow during the remainder of 2002 as a result of anticipated design wins for our interface chip in third party devices, new chips being introduced in the later half of 2002 including an interface chip that supports combination memory and connectivity applications and devices, and anticipated design wins for third party Bluetooth products.

We anticipate revenue from our peripheral connection products to remain flat in the remainder of 2002.

Although we believe that we are well positioned for continued revenue growth, we have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly operating losses at least through the third quarter of 2002 and possibly longer. We have historically needed to raise capital to fund our operating losses. We believe that our cash balances are adequate to fund our operations through at least the third quarter of 2002, but are not adequate to fund our operations through all of fiscal 2002. We raised additional capital in the first quarter of 2002 and will need and intend to raise additional capital again in the remainder of 2002 to fund our operations and to strengthen our working capital balances and there are no assurances that such capital will be available on acceptable terms, if at all. The inability to obtain such funding could require the Company to significantly reduce or suspend operations, sell additional securities on terms that are highly dilutive to investors or otherwise have a material adverse effect on the Company's financial condition or operating results. See "--Liquidity and Capital Resources" and "--Risk Factors" for a discussion of the Company's need for additional capital.

The foregoing discussion reflects our current expectations regarding our revenue outlook for the remainder of 2002 and includes forward-looking statements within the meaning of securities laws. The Company's actual results may not meet our current expectations for the various reasons discussed above and under "--Risk Factors" below.

Gross Margins

Gross margins for the three and six month periods ended June 30, 2002 were 48% and 49%, respectively, compared to margins of 55% and 54% for the same periods in 2001. The decrease in margins is due to higher volumes of new connectivity products with lower margins and lower volumes of our higher margin peripheral products, partially offset by increased margins on bar code scanning products.

Gross Profit outlook for the balance of 2002. Our target margins for the remainder of 2002 are 48% to 49%. We expect the Company's CompactFlash products to continue to drive revenue growth during the remainder of 2002. As our sales mix shifts toward higher volume sales our margins could decline by a few percentage points. We expect to achieve further cost reductions on our products from volume manufacturing efficiencies and engineering improvements and expect to use these cost reductions to support our margins and to maintain competitiveness with reduced customer pricing. Future unanticipated inventory write-offs and write-downs and other factors could adversely impact our margin results.

Research and Development Expense

Research and development expense in the three and six month periods ended June 30, 2002 was $0.9 million and $1.8 million, respectively, a decrease of 22% and 16% compared to research and development expense for the corresponding periods in the previous year. Decreases in costs of purchased software, personnel incentive programs, technical supplies, and travel were partially offset by increases in consulting and professional fees and higher occupancy and administrative support costs.

Outlook for Research and Development Costs for the balance of 2002: Research and development expenses are expected to continue at levels similar to the first two quarters.

Sales and Marketing Expense

Sales and marketing expense for the three and six month periods ended June 30, 2002 was $1.2 million and $2.8 million respectively, a decrease of 11% and an increase of 2% compared to sales and marketing expense in the corresponding periods one year ago. Lower second quarter expenses were the direct result of a workforce reduction taken at the end of the first quarter 2002, along with the one-time costs associated with the work force reduction. Additional increases in outside services, advertising and promotional activities, and occupancy costs were partially offset by decreases in travel.

Sales and Marketing expense outlook for the balance of 2002: Sales and marketing expense for the third quarter is expected to continue at levels similar to the second quarter and slightly increase in the fourth quarter due to increased sales and marketing activities normally incurred during the last quarter.

General and Administrative Expense

General and administrative expense for the three and six month periods ended June 30, 2002 was $0.5 million and $1.1 million, respectively, a decrease of 19% and 2% compared to the general and administrative expense for the same periods one year ago. Decreases in supplies, outside services, and public relations were mostly offset by increases in legal and professional fees.

General and administrative expense outlook for the balance of 2002. We expect our quarterly general and administrative expense to remain flat in the third quarter and to moderately increase in the fourth quarter of 2002. Audit fees normally recognized in the first and fourth quarters are expected to contribute to the increase in the fourth quarter.

Amortization of Goodwill and Intangibles

On October 5, 2000, the Company acquired 3rd Rail Engineering, an engineering services firm specializing in embedded systems engineering design and integration services for Windows CE and other operating system environments. The acquisition was valued at $11.3 million, of which approximately $1.1 million was attributed to intangible intellectual property and approximately $10.0 million was attributed to goodwill. During the fourth quarter of 2000 and all of 2001, this goodwill was being amortized ratably over 7 years. Other intangible assets are being amortized over their estimated useful lives of 3 to 8 years. Total amortization charges for the three and six month periods ended June 30, 2002 were $41,000 and $83,000 respectively, compared to $421,000 and $842,000 for the same periods one ago. Amortization charges for the first half of 2002 are significantly less than the comparable period one year ago as we discontinued amortizing good will as the result of adopting SFAS 141 and 142.

On March 16, 2002, the Company acquired from Nokia Corporation its CompactFlash Bluetooth Card business and related product line technology. The acquisition was valued at $2.6 million of which $1.4 million was attributed to goodwill, $980,000 was attributed to intangible intellectual property, and $241,000 to the purchase of tooling. Amortization of intangible intellectual property for the three and six month periods ended June 30, 2002 was $102,000 and $123,000 respectively. Depreciation on tooling for the three and six month periods ending June 30, 2002 was $27,000 and $34,000 respectively.

In conjunction with the implementation of the new accounting rules for goodwill, as of the beginning of fiscal 2002, we completed a goodwill impairment review and found no indicators of impairment. According to our accounting policy under the new rules, we will perform a similar review annually, or earlier if indicators of potential impairment exist. Our impairment review is based on a discounted cash flow approach that uses our estimates of future market share and revenues and costs for these groups as well as appropriate discount rates. The estimates we have used are consistent with the plans and estimates that we are using to manage the underlying business. If we fail to deliver new products, if the products fail to gain expected market acceptance, or if market conditions in the business fail to improve, our revenue and cost forecasts may not be achieved, and we may incur charges for impairment of goodwill.

Outlook for balance of 2002: We have completed the adoption of the SFAS Nos. 141 and 142 on accounting for business combinations and goodwill as of the beginning of 2002. Accordingly, we will no longer amortize goodwill from acquisitions, but will continue to amortize acquisition-related intangibles and costs. The amortization of intangibles associated with the acquisition of 3rd Rail Engineering and Nokia's Bluetooth CompactFlash Card business and related product line technology for the balance of 2002 is approximately $143,000 per quarter and $492,000 for the full year 2002. Amortization charges could be substantially higher if we determine that there has been an impairment of goodwill during the second half of the year.

Interest Income, Interest Expense, Net

Interest income reflects interest earned on cash balances. Interest income of $7,000 and $17,000 for the three and six month periods ended June 30, 2002 compared to $49,000 and $120,000 for the same periods one year ago reflecting a lower level of cash on hand during the first two quarters of 2002 compared to the first two quarters of 2001. Interest expense of $35,000 and $45,000 for the three and six month periods ended June 30, 2002 compared to $4,000 and $8,000 for the same periods one year ago. The expense is related to interest on equipment lease financing obligations assumed from 3rd Rail Engineering and interest on the outstanding notes payable balances due to Nokia for acquisition of its Bluetooth CompactFlash Card business and related product line technology.

Income Taxes

There were no provisions for Federal or state income taxes as the Company incurred net operating losses in all periods.

Liquidity and Capital Resources

We have historically financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $44 million in equity capital. We have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly operating losses at least through the third quarter of 2002 and possibly longer. We have historically needed to raise capital to fund our operating losses. We believe that our existing cash balances are adequate to fund our planned operating activities through at least the third quarter of 2002, but are not adequate to fund our operations through all of fiscal 2002. Our independent auditors included an explanatory paragraph in their report in our amended Annual Report on Form 10-K/A for the year ended December 31, 2001 expressing substantial doubt about our ability to continue as a going concern. We will need and intend to raise additional capital in 2002 to fund our operations and to strengthen our working capital balances, which we intend to accomplish through the issuance of additional equity securities, through renewal of the Company's bank line and through increased borrowings on our bank lines as the level of accounts receivable permits, and through development funding from development partners. However, there can be no assurances that we will meet any of these objectives. In the event we are unable to raise sufficient additional capital to meet our requirements, we may not be able to continue some or all of our current operations.

Cash used in operating activities was $1.0 million in the first half of 2002 compared to $2.8 million in the first half of 2001. The use of cash resulted from financing our net loss of $1.8 million in the first half of 2002 and $3.6 million in the first half of 2001. Adjustments for non cash items including depreciation, amortization, stock option charges, and amortization of goodwill and intangible technology totaled $0.4 million in the first half of 2002 and $1.1 million in the first half of 2001. Changes in working capital balances resulting in a source of cash of $0.3 million in the first half of 2002 primarily from increases in payables and accrued payroll and related expenses partially offset by increases in accounts receivables, inventories and prepaid expenses. Changes in working capital balances in the first half of 2001 were primarily related to decreases in accounts receivable and decreases in accounts payable.

Cash used in investing activities was $1.0 million in the first half of 2002 compared to $0.2 million in the first half of 2001. Investing activities in the first half of 2002 consisted primarily of the acquisition of Nokia's Bluetooth CompactFlash Card business and related product line technology. The majority of the equipment purchases in 2002 were tooling purchases related to the acquisition. Investing activities in the first half of 2001 primarily reflect the cost of test equipment, tooling costs for new products, and furniture, new computers and purchased software for new employees.

Cash provided by financing activities was $1.4 million in the first half of 2002 and $2.0 million in the first half of 2001. Financing activities in 2002 consisted primarily of the net proceeds from the issuance of common stock in a private placement financing and an increase in the amounts borrowed from our bank lines of credit. Financing activities in 2001 consisted primarily from an increase in the amounts borrowed from our bank lines of credit and the exercise of employee stock options.

Our cash and cash equivalents balances as of June 30, 2002 were $4.2 million including cash of $2.3 million drawn against our bank line of credit which was repaid in July 2002. Accordingly, our cash balance as of July 31, 2002 was $1.3 million. The bank line of credit will expire in September 2002. Renewal of the bank line of credit is expected, but is contingent on our ability to meet the bank's requirements for renewal, which could be substantial. In March 2002, we issued common stock and warrants to increase our working capital balances by $0.6 million ($0.4 million net of costs and expenses) and we disbursed $0.9 million in March 2002 as the first installment payment for the purchase of Nokia's Bluetooth CompactFlash Card business and related product line technology. We have remaining outstanding warrants from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. However, most of these warrants and options are currently out of the money and we cannot anticipate any proceeds from their exercise. We believe that our existing cash balances are adequate to fund our planned operating activities through the third quarter of 2002, but are not adequate to fund our operations through all of fiscal 2002. We will need and intend to raise additional capital in 2002 to fund our operations and to strengthen our working capital balances, which we would intend to accomplish through the issuance of additional equity securities, through renewal of the Company's bank line and through increased borrowings on our bank lines as the level of accounts receivable permits, and through development funding from development partners. However, there can be no assurances that we will meet any of these objectives. In the event we are unable to raise sufficient additional capital to meet our requirements, we may not be able to continue some or all of our current operations.

The Company's contractual cash obligations at June 30, 2002 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	2002	2003 to 2004	2005 to 2006
Long term debt	$ 70,000	$ 19,000	$ 51,000	$ --
Note from purchase of Nokia technology	1,786,000	650,000	1,136,000	--
Operating leases	2,260,000	287,000	979,000	994,000
Unconditional purchase obligations with contract manufactures	386,000	386,000	--	--
Total contractual cash obligations	$ 4,502,000	$ 1,342,000	$ 2,166,000	$ 994,000

Risk Factors

We need to raise additional capital to fund our operations. Our independent auditors included an explanatory paragraph in their report in our amended Annual Report on Form 10-K/A for the year ended December 31, 2001 expressing substantial doubt about our ability to continue as a going concern.

The financial statements in our amended Annual Report on Form 10-K/A for the year ended December 31, 2001 have been prepared on a going concern basis. The Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2002, the Company had working capital of $1,045,317, and an accumulated deficit of $30,684,099. For the year ended December 31, 2001 the Company used cash for operating activities of $4,219,239 and had a net loss of $6,063,239. For the six months ended June 30, 2002, the Company used cash for operating activities of $1,025,038 and had a net loss of $1,757,142. In addition, at June 30, 2002, the Company was in default under a financial covenant of its bank line of credit to maintain a tangible net worth balance of $1,500,000 and a waiver was granted by the bank through August 20, 2002. The bank line of credit borrowings at June 30, 2002 of $2,263,064 were repaid in July 2002, resulting in a cash balance as of July 31, 2002 of $1,300,000. The Company's ability to meet obligations in the ordinary course of business is dependent on its ability to establish profitable operations and raise additional financing. Management believes it will be able to secure additional sources of financing in 2002 through the issuance of additional equity securities, through renewal of the Company's bank line and through increased borrowings on the line as the level of accounts receivable permits, and through development funding from development partners. Management also intends to delay or reduce expenditures in the event additional financial resources are not available on terms acceptable to the Company. The Report of Ernst & Young LLP, Independent Auditors on the Company's financial statements for the year ended December 31, 2001 contains an explanatory paragraph regarding the insufficiency of the Company's current cash balance to fund planned operating activities through fiscal 2002 and indicated substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that additional financing will be available on acceptable terms, if at all, and such terms may be dilutive to existing stockholders. Any inability to secure the necessary financing would cause the Company to be forced to suspend some or all of its current operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

We have a history of operating losses, and we cannot assure you that we will achieve ongoing profitability. We have incurred significant operating losses since our inception in 1992.

We expect to continue to incur quarterly operating losses at least through the third quarter of 2002 and possibly longer. Profitability, if any, will depend upon:

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

Our ability to generate increased revenue depends significantly on the commercial success of Windows-powered handheld devices, particularly the Pocket PC, and other devices such as the new line of handhelds with expansion options offered by Palm, and the commercial acceptance of our newer connectivity products involving newer technology. As a result, our future success depends on factors outside of our control, including market acceptance of Pocket PC devices generally and other factors affecting the commercial success of Pocket PCs devices, including availability of critical components such as processors, changes in industry standards, or the introduction of new or competing technologies. Any delays in or failure of Pocket PC and other Windows-powered devices or Palm devices to ship on schedule, or to achieve or maintain market acceptance would reduce the number of potential customers of our products.

We face increased competition and our financial performance and future growth depend upon sustaining leadership positions in our existing markets and successfully targeting new markets.

Competitive challenges faced by Socket are likely to arise from a number of factors, including: industry volatility resulting from rapid development and maturation of technologies; industry consolidation resulting in companies with greater financial, marketing, and technical resources; increasing price competition in the face of weakening economic conditions and excess inventories; and continuing silicon integration of connectivity products. Our failure to compete successfully against current or future competitors could harm our business, operating results, or financial condition.

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

A significant portion of our revenue comes from one distributor. Ingram Micro represented approximately 23% of our worldwide revenue in fiscal 2001 and 22% of our worldwide revenue for the first half of 2002. We expect that the majority of our revenue will continue to depend on sales to a small number of distributors. Any downturn in the business of these customers could seriously harm our revenue and results of operations.

Our intellectual property and proprietary rights may be insufficient to protect our competitive position.

Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. In 1999 and again in 2001 and 2002 we applied for patents covering our proprietary technology relating to the implementation of memory in combination with Input/Output adapters, and we received in March 2002 the patent applied for in 1999. However, we cannot be sure that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology. In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated, or circumvented, or that any right granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors, that develop products based upon the adopted standards.

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

We expect to experience quarterly fluctuations in operating results in the future. We generally ship orders as received and as a result typically have little or no backlog. Quarterly revenue and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, we have often recognized a substantial portion of our revenue in the last month of the quarter. This subjects us to the risk that even modest delays in orders adversely affect our quarterly operating results. Our operating results may also fluctuate due to factors such as:

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

Because we sell our products primarily through distributors, resellers, and OEMs, we are subject to many risks, including risks related to their inventory levels and support for our products. Our agreements with OEMs, distributors, and resellers, in large part, are nonexclusive and may be terminated on short notice by either party without cause. Our OEMs, distributors, and resellers are not within our control, are not obligated to purchase products from us, and may represent other lines of products. Our current sales growth expectations are contingent in large part on our ability to enter into additional distribution relationships and expand our retail sales channels. We cannot predict whether we will be successful in establishing new distribution relationships, expanding our retail sales channels or maintaining our existing relationships. A failure to enter into new distribution relationships or to expand our retail sales channels or a reduction in sales effort or discontinuance of sales of our products by our existing OEMs, distributors, and resellers could cause us to fail to meet our growth expectations and could lead to reduced sales.

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

Export sales (sales to customers outside the United States) accounted for approximately 38% of our revenue in 2001 and approximately 41% of our revenue for the first half of 2002. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

The sale of a substantial number of shares of common stock could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock. The market price of our stock could also decline if one or more of our significant stockholders decided for any reason to sell substantial amounts of our stock in the public market. As of August 2, 2002, we had 24,088,310 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 or S-8/S-3 prospectus delivery requirements, and, in some cases, only to either manner of sale, volume, or notice requirements of Rule 144 under the Securities Act of 1933, as amended. As of August 2, 2002, we also had 4,819,150 shares subject to outstanding options under our stock option plan and 1,022,014 shares are available for future issuance under these plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plan. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as they are purchased. As of August 2, 2002, we also had warrants outstanding to purchase a total of 991,373 shares of our common stock. We have registered the shares of common stock subject to outstanding warrants.

Our stock price is highly volatile.

Our stock price is highly volatile. During the period from July 1, 2001 through August 2, 2002, our stock price fluctuated between a high of $2.74 and a low of $0.51. Stock price fluctuations are caused by many factors, some of which may be beyond our control including general economic conditions and the outlook of market analysts and investors of the industry that we are in.

In order to continue to be listed on the Nasdaq National Market, we must meet specific quantitative standards, including a minimum bid price. If our stock trades below $1.00 per share for 30 consecutive business days, we may receive a notice from the NASDAQ National Market that we need to comply with the requirements for continued listing within 90 calendar days from such notification or be delisted. While we have not received any notice regarding non-compliance or delisting from NASDAQ, a delisting of our common stock could adversely affect the liquidity and trading price of our securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by US Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended June 30, 2002, a decline of 1% in interest rates would reduce our quarterly interest income by approximately $4,700.

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

Foreign Currency Risk.

A substantial majority of our revenue, expense and purchasing activities are transacted in US dollars. However, we allow certain of our European distributors to purchase our products in Euros, we pay the expenses of our European subsidiary in Euros, we pay the expenses of our Japan office in Japanese Yen, and we expect to enter into selected future purchase commitments with foreign suppliers that will be paid for in the local currency of the supplier. To date these balances have been small and we have not been subject to significant losses from material foreign currency fluctuations. We have payment obligations of approximately $2 million Euros as a result of the recent purchase of Nokia's CompactFlash Bluetooth Card business and related product line technology. We have hedged this liability with forward purchase contracts for Euros in order to fix the price in US dollars and therefore do not believe that this liability materially increases our foreign currency exposure. Based on a sensitivity analysis of our net assets at the beginning, during and at the end of the quarter ended June 30, 2002, an adverse change of 10% in exchange rates would result in an increase in our net loss for the quarter of approximately $27,800. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company, held at the Company's Newark, California facilities on June 20, 2002, the stockholders elected seven directors to serve until the next annual meeting of stockholders (proposal one), ratified a private placement of shares of the Company's common stock and warrants to purchase common stock (proposal two), and ratified the appointment of Ernst & Young LLP to continue as the independent public accountants of the Company for the fiscal year ending December 31, 2002 (proposal three). Total voting shares on the record date of April 22, 2002 consisted of 24,019,977 common shares issued and outstanding. A total of 18,816,581 shares or 78.3% of outstanding shares were present or voting by proxy.

Results of the stockholder vote were as follows:

ITEM	FOR	WITHHELD	RESULT
Election of Directors (Proposal 1):
Charlie Bass (1)	18,355,060	461,521	Elected
Kevin J. Mills	18,398,896	417,685	Elected
Michael L. Gifford	18,529,736	286,845	Elected
Gianluca Rattazzi (2)	18,482,990	333,591	Elected
Leon Malmed (1)	18,552,086	264,495	Elected
Enzo Torresi (2)	18,552,086	264,495	Elected
Peter Sealey (1)	18,478,736	337,845	Elected
(1) Denotes member of Audit Committee
(2) Denotes member of Compensation Committee

ITEM	FOR	AGAINST	ABSTAIN	RESULT
Ratify a private placement of shares of the Company's common stock and warrants to purchase common stock (Proposal 2). Required approval of a majority of votes cast to pass.	4,110,349	618,293	404,928	Approved
Appoint Ernst & Young LLP as the Company's independent auditors for the 2002 fiscal year (Proposal 3). Required approval of a majority of votes cast to pass.	18,548,127	160,798	107,655	Approved

Item 6. Exhibits and Reports on Form 8-K.

(a.) Exhibits

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 10, 2002, we reported on Form 8-K the completion of a common stock financing on March 28, 2002 of $607,000 as described in Note 7 to the financial statements contained in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCKET COMMUNICATIONS, INC.
Registrant

Date: August 13, 2002	/s/ David W. Dunlap
David W. Dunlap Vice President of Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin J. Mills, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Socket Communications, Inc. on Form 10-Q for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that information contained in the Report fairly presents in all material respects the financial condition and results of operations of Socket Communications, Inc.

By: /s/ Kevin J. Mills
Name: Kevin J. Mills Title: President and Chief Executive Officer

I, David W. Dunlap, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Socket Communications, Inc. on Form 10-Q for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that information contained in the Report fairly presents in all material respects the financial condition and results of operations of Socket Communications, Inc.

By: /s/ David W. Dunlap
Name: David W. Dunlap Title: Vice President of Finance and Administration and Chief Financial Officer