Form 10-Q
period 2002-09-30
SOCKET COMMUNICATIONS INC
filed 2002-11-14
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2002

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

Indicate by checkmark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[  ]

Number of shares of Common Stock ($0.001 par value) outstanding as of November 11, 2002 was 24,112,310 shares.

INDEX

PART I. Financial information

Item 1. Consolidated Financial Statements:

Condensed Consolidated Balance Sheets - September 30, 2002 and December 31, 2001

Condensed Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 2002 and 2001

Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. Other information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Certification of Chief Executive Officer

Certification of Chief Financial Officer

Index to Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited) September 30, 2002	December 31, 2001*
ASSETS
Current assets:
Cash and cash equivalents	$1,408,708	$ 4,815,245
Accounts receivable, net	1,662,054	2,197,980
Inventories	2,467,289	1,794,929
Prepaid expenses and other current assets	661,878	251,653
Total current assets	6,199,929	9,059,807

Property and equipment:
Machinery and office equipment	1,634,955	1,278,132
Computer equipment	678,958	604,479
Total property and equipment	2,313,913	1,882,611
Accumulated depreciation	(1,626,490)	(1,345,058)
Net property and equipment	687,423	537,553
Intangible technology	1,258,984	628,290
Goodwill	9,797,946	8,388,846
Other assets	191,422	211,496
Total assets	$ 18,135,704	$ 18,825,992

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 3,302,416	$ 2,628,657
Accrued payroll and related expenses	547,256	416,799
Bank line of credit	--	1,317,000
Deferred revenue	521,217	595,539
Current portion of capital leases and equipment financing notes	30,296	26,409
Current portion of note payable	1,316,484	--
Total current liabilities	5,717,669	4,984,404

Long term liabilities:
Long term portion of capital leases and equipment financing notes	21,201	44,437
Long term portion of note payable	612,000	--
Total long term liabilities	633,201	44,437

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value: Authorized shares - 100,000,000 Issued and outstanding shares - 24,112,310 at September 30, 2002 and 23,604,501 at December 31, 2001	24,112	23,605
Additional paid-in capital	43,213,448	42,700,503
Accumulated deficit	(31,452,726)	(28,926,957)
Total stockholders' equity	11,784,834	13,797,151
Total liabilities and stockholders' equity	$ 18,135,704	$ 18,825,992
_________________________
*Derived from audited financial statements.

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:	$ 3,705,124	$ 3,030,369	$ 12,275,490	$ 8,776,858
Cost of revenue	1,865,505	1,445,308	6,243,282	4,096,289
Gross profit	1,839,619	1,585,061	6,032,208	4,680,569

Operating expenses:
Research and development	837,934	877,374	2,610,686	2,992,097
Sales and marketing	1,134,110	1,161,419	3,950,440	3,920,806
General and administrative	467,680	413,848	1,595,034	1,566,749
Amortization of intangibles technology	143,035	41,368	349,306	124,104
Amortization of goodwill	--	379,562	--	1,138,686
Total operating expenses	2,582,759	2,873,571	8,505,466	9,742,442
Operating loss	(743,140)	(1,288,510)	(2,473,258)	(5,061,873)
Interest income	5,154	33,501	22,588	153,860
Interest expense	(30,641)	(7,620)	(75,099)	(15,960)
Net loss	$ (768,627)	$ (1,262,629)	$ (2,525,769)	$ (4,923,973)
Basic and diluted net loss per share	$ (0.03)	$ (0.05)	$ (0.11)	$ (0.21)
Weighted average shares outstanding	24,094,571	23,508,234	23,930,263	23,398,912

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2002	2001
Operating activities
Net loss	$ (2,525,769)	$ (4,923,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	316,926	296,596
Compensatory stock option grants and warrants	--	33,604
Amortization of goodwill and intangibles	349,306	1,262,790
Accrued interest on notes payable	59,244	--
Changes in operating assets and liabilities:
Accounts receivable	535,926	727,255
Inventories	(672,360)	(195,994)
Prepaid expenses	(208,215)	(95,112)
Other assets	20,074	49,843
Accounts payable and accrued expenses	673,759	(1,016,157)
Accrued payroll and related expenses	130,457	(30,691)
Deferred revenue	(74,322)	(265,479)
Net cash used in operating activities	(1,394,974)	(4,157,318)

Investing activities
Purchase of equipment	(225,896)	(192,318)
Acquisition of Nokia CompactFlash Bluetooth business	(875,170)	--
Net cash used in investing activities	(1,101,066)	(192,318)

Financing activities
Gross proceeds from bank lines of credit	3,845,770	3,148,261
Gross payments on bank lines of credit	(5,162,770)	(1,510,000)
Proceeds from stock option and other warrant exercises	94,126	508,672
Proceeds from sale of common stock	419,326	--
Payments on notes payable	(87,600)	--
Payments on capital leases and equipment financing notes	(19,349)	(13,544)
Net cash provided from (used in) financing activities	(910,497)	2,133,389

Net decrease in cash and cash equivalents	(3,406,537)	(2,216,247)

Cash and cash equivalents at beginning of period	4,815,245	7,422,104
Cash and cash equivalents at end of period	$ 1,408,708	$ 5,205,857

Supplemental cash flow information
Cash paid for interest	$ 75,099	$15,960
Acquisition of Nokia CompactFlash Bluetooth business with notes payable	$ 1,754,830	--
Currency derivative asset short and long term portions	$207,700	--
Currency exchange adjustment on notes payable short and long term portions	$ 202,010	--
Warrants issued in conjunction with common stock financing	$ 195,269	--

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

NOTE 3 - Accounting Change

Effective the beginning of fiscal 2002, the Company completed the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In conjunction with the implementation of SFAS No. 142, the Company completed a transitional goodwill impairment review as of the beginning of 2002 and found no impairment.

Upon adoption of the new Business Combination rules, assembled workforce no longer meets the definition of an identifiable intangible asset. As a result, the net balance of $149,229 was reclassified to goodwill on January 1, 2002.

A reconciliation of previously reported net loss per share to the amounts adjusted for the exclusion of goodwill and workforce-in-place amortization is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net loss	$ (768,627)	$ (1,262,629)	$ (2,525,769)	$ (4,923,973)
Goodwill and workforce amortization	--	379,562	--	1,138,686
Adjusted net loss	(768,627)	(883,067)	(2,525,769)	(3,785,287)

Reported basic and diluted net loss per share	$ (0.03)	$ (0.05)	$ (0.11)	$ (0.21)
Goodwill and workforce amortization	--	0.01	--	0.05
Adjusted basic and diluted net loss per share	$ (0.03)	$ (0.04)	$ (0.11)	$ (0.16)

As required by SFAS 142, the results for the years ended December 31, 2001, 2000, and 1999 have not been restated. The following table discloses the effect on net loss and basic and diluted net loss per share as if the Company accounted for goodwill under SFAS 142 for all periods presented:

	Years ended December 31,
	2001	2000	1999
Reported net loss	$ (6,063,239)	$ (3,794,689)	$ (1,090,368)
Goodwill and workforce amortization	1,432,976	358,244	--
Adjusted net loss	(4,630,263)	(3,436,445)	(1,090,368)

Reported basic and diluted net loss per share	$ (0.26)	$ (0.18)	$ (0.11)
Goodwill and workforce amortization	0.06	0.02	--
Adjusted basic and diluted net loss per share	$ (0.20)	$ (0.16)	$ (0.11)

NOTE 4- Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	September 30, 2002	December 31, 2001
Raw materials and subassemblies	$ 1,884,573	$ 1,632,716
Finished goods
Held on site	159,640	162,213
Consigned at major retailer	423,076	--
Total finished goods	582,716	162,213
Total	$ 2,467,289	$ 1,794,929

NOTE 5- Business and Technology Acquisition from Nokia

On March 16, 2002, the Company acquired from Nokia Corporation its CompactFlash ("CF") Bluetooth Card business and related product line technology. The agreement provided for the transfer of tooling related to the manufacture of the Nokia CF Bluetooth Card, rights to manufacture CF Bluetooth connection cards using specific Nokia technology, rights to distribute existing CF Bluetooth Card products, and rights to develop and distribute new Bluetooth Card products based on Nokia-developed technology. Pursuant to the Agreement, Nokia has discontinued the sale of its CompactFlash Bluetooth Card and refers its customers to the Company. The purchase price was 3 million Euros ($2,630,000), of which 1 million Euros ($881,000) was paid at the time the agreement was signed. The initial terms of the agreement specified the balance to be payable in three installments with 700,000 Euros ($613,200) due September 11, 2002, 700,000 Euros ($611,100) due March 11, 2003, and 600,000 Euros ($524,700) due September 11, 2003. In August 2002, payment of the balance was reset to fifteen monthly installments of 100,000 Euros ($87,600) due each month beginning September 11, 2002 with a final installment of 500,000 Euros ($437,300) due on December 11, 2003. Outstanding balances will accrue interest at an annual rate of 6% and the accumulated accrued interest is payable at the time of each installment payment.

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

The Company is using forward purchase contracts and swap contracts for Euros in order to fix the price of the acquisition in U.S. dollars. The Company accounts for derivative instruments and hedging activity in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended, which requires the Company to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for gains or losses from changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, as well as the type of hedging relationship. The Company has used currency forward contracts to minimize the exposure to variability in the anticipated Euro cash flows. Due to the change in the payment schedule with Nokia, these derivatives do not qualify for SFAS 133 hedge accounting treatment. Accordingly, the change in fair value of this derivative is recorded immediately to earnings. The Company had forward contracts to buy and sell foreign currencies with a fair value U.S. dollar equivalent of $1,928,484 at September 30, 2002. The Company recorded the related short-term and long-term derivative asset of $207,700.

NOTE 6- Common Stock Financing

On March 28, 2002, the Company sold 381,760 shares of common stock in a private placement financing at a price of $1.59 per share. Total proceeds were $607,000 and net proceeds after costs and expenses were $419,326. Such proceeds were used for general working capital purposes. In conjunction with the financing, the company issued five-year warrants to investors to acquire an additional 95,439 shares of common stock at $1.59 per share, and issued a five-year warrant to the placement agent to acquire 22,905 shares of common stock at $1.59 per share. Using a Black-Scholes valuation formula with the following assumptions: 0.0% dividend yield rate, 5.13% risk free interest rate, $1.82 fair value of common stock, $1.59 exercise price, and a life of 5 years, $157,476 of the proceeds were attributed to the warrants issued to investors, and the warrants issued to the placement agent were valued at $37,793. Two directors of the Company invested an aggregate of $130,000 in this financing. The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act and Regulation D thereunder. Pursuant to a Registration Rights Agreement, the Company filed on May 1, 2002 a registration statement on Form S-3 to enable the resale of the shares issued in this offering and the shares issuable on exercise of the warrants issued to investors and the placement agent in this offering. The Company received stockholder ratification of this financing at its June 2002 Annual Meeting of Stockholders.

NOTE 7- Income Taxes

Due to the Company's loss position, there was no provision for income taxes for the three and nine months ended September 30, 2002 and 2001.

NOTE 8- Net Loss Per Share and Net Loss Per Share Applicable to Common Stockholders

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator:
Net loss	$ (768,627)	$ (1,262,629)	$ (2,525,769)	$ (4,923,973)

Denominator:
Weighted average common shares outstanding used in computing basic and diluted net loss per share	24,094,571	23,508,234	23,930,263	23,398,912

Basic and diluted net loss per share	$ (0.03)	$ (0.05)	$ (0.11)	$ (0.21)

The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses since inception and thus no potential common shares from the exercise of stock options, conversion of convertible preferred stock, or exercise of warrants have been included in the net loss per share calculation as their effect would be antidilutive. There were 5,655,205 common shares excluded from the calculation as of September 30, 2002, consisting of 4,878,233 shares relating to outstanding options and 776,972 shares relating to outstanding warrants. There were 5,764,523 common shares excluded from the calculation as of September 30, 2001, consisting of 4,696,251 shares relating to outstanding options and 1,068,272 shares relating to outstanding warrants.

NOTE 9 - Segment Information

The Company operates in one segment, connection solutions for mobile computers and other electronic devices. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Information regarding geographic areas for the three and nine months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2002	2001	2002	2001
United States	$ 2,094,645	$ 1,747,994	$ 7,135,131	$ 5,651,684
Europe	884,009	724,533	2,773,435	1,809,170
Asia and rest of world	726,470	557,842	2,366,924	1,316,004
Total Revenues	$ 3,705,124	$ 3,030,369	$ 12,275,490	$ 8,776,858

Export revenues are attributable to countries based on the location of the customers. The Company does not hold long-lived assets in foreign locations.

The sole customer who accounted for at least 10% of total revenues during the three and nine months ended September 30, 2002 and 2001 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Ingram Micro	20%	22%	21%	25%

NOTE 10 - Preferred Stock Financing (Subsequent Event)

On October 3, 2002, the Company sold 100,000 shares of Series E redeemable convertible preferred stock in a private placement financing at a price of $10.00 per share. The net proceeds after costs and expenses were $809,873. The preferred stock converts into shares of Socket Communications common stock or will be redeemed for cash in fifteen equal monthly installments commencing January 31, 2003. Each share of preferred stock will be converted into approximately 11.5 shares of common stock (a conversion price of $0.87 per common share) if the market price of the Company's common stock at the time of conversion is 125% or more of the conversion price. Otherwise, the Company may, at its option, redeem the preferred shares for cash or issue additional shares in accordance with the financing agreement. Proceeds from this financing will be used for general working capital purposes. In conjunction with the financing, the Company issued five-year warrants to investors to purchase 250,000 shares of the Company's common stock at a price of $0.957 per share. The warrant was valued at $192,500 using the Black-Scholes valuation model with the following assumptions: 0.0% dividend yield rate, 4.75% risk free interest rate, $0.87 fair value of common stock, $0.957 exercise price, a life of 5 years, and volatility of 1.408.

NOTE 11 - Bank Financing Arrangements (Subsequent Event)

In October 2002 the Company renewed its credit agreement ("Credit Agreement") with a bank which expires on July 15, 2003. The Credit Agreement allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables ($2,500,000 and $1,500,000, respectively), at the lender's index rate which is based on prime plus 0.75% and 0.5% on the domestic and international lines, respectively, on domestic and international receivables. The rates in effect at renewal date were 5.50% and 5.25% on the domestic and international lines, respectively. The Credit Agreement contains certain financial covenants, measured quarterly beginning December 31, 2002, including a requirement that the Company's tangible net worth must exceed $1,500,000, and the Company maintain a quarterly net profit of $1.00 before interest, taxes, and other non-cash charges.

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

Revenue

We are a leading supplier of connection products to the handheld computing market and we also support the notebook computing markets. Total revenues for the three and nine months ended September 30, 2002 of $3.7 million and $12.3 million, respectively, represented increases of 22% and 40% over revenues of $3.0 million and $8.8 million for the corresponding periods a year ago.

Our products cover a wide range of connection solutions in four product families:

  Our connectivity products are plug-in CompactFlash or PC Card input/output cards that connect handheld computers or notebooks, either wirelessly or over a cable, to wide area networks through a mobile phone or telephone, to local area networks, and to other electronic devices to reach the Internet, send and receive email, or communicate with electronic appliances such as desktop computers or printers. Our plug-in wireless connectivity products consist of Bluetooth and Wireless LAN cards. Our plug-in wired connectivity cards consist of mobile phone connection cards, Ethernet cards and modems. Our Bluetooth, digital phone and Ethernet plug-in cards also work with notebooks.
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

Our connectivity product revenues were $1.3 million and $4.5 million, respectively, for the three and nine month periods ended September 30, 2002, compared to $0.8 million and $2.3 million for the same periods a year ago. In the second half of 2001 we introduced Bluetooth CompactFlash plug-in cards, Wireless LAN plug-in cards, and Modem cards. Revenue growth from sales of these new products was partially offset by declines in the sale of digital phone connection cards. Revenues from Ethernet plug-in cards were flat for the respective nine month periods.

Our bar code scanning product revenues were $0.8 million and $2.8 million, respectively, for the three and nine month periods ended September 30, 2002, compared to $0.8 million and $2.0 million for the same periods one year ago. The revenue growth for the nine month period ended September 30, 2002 was primarily due to one product, the In-Hand Scan card, which is a laser scanner attached to a CompactFlash card which plugs into a Pocket PC, notebook, or other mobile computer to turn the computer into a portable laser scanner. The product is sold both through general distribution and through Value Added Resellers who contract with customers to provide scanning solutions. This solution is becoming more widely adopted by the Value Added Reseller community for lightweight portable scanning.

Our peripheral connection card revenues were $0.9 million and $2.7 million, respectively, for the three and nine month periods ended September 30, 2002, compared to $1.0 million and $3.3 million for the same periods one year ago. Peripheral connection cards are primarily sold to connect peripheral devices or other electronic equipment to notebook computers. Sales volumes of our standard serial PC Card products declined and were partially offset by increased sales of our newer CompactFlash card products and custom serial card product sales.

Our embedded products and services revenues were $0.7 million and $2.3 million respectively, for the three and nine month periods ended September 30, 2002, compared to $0.4 million and $1.2 million for the same periods a year ago. Included in these totals are chip sales, engineering services, and in 2002, Bluetooth embedded module sales for third party electronic devices. These revenues are highly dependent upon engineering design-wins and the timing of third party design projects. In early 2001, we were at early design stages with customers. We have broadened the customer base since October 2001, and the increases in revenue are a result of higher volumes of chip and Bluetooth module sales as design wins moved into production stages. We offer developer kits that encourage developers to work with our products through programs such as our Empowering Mobility Program. We began shipping Bluetooth modules in the fourth quarter of 2001.

Revenue outlook for the fourth quarter of 2002

We believe that the sales of Pocket PC computing devices will increase in the fourth quarter of 2002 and will continue to expand the market for our connection products. In addition, compared to the third quarter of 2002, we anticipate that more of our connection products will be sold by retailers in the fourth quarter of 2002 thereby increasing consumer awareness of our products.

Within our connectivity product family, we anticipate growth in demand for Bluetooth connection cards in the fourth quarter 2002 compared to the third quarter 2002 as a result of increasing sales of Bluetooth enabled phones in both Europe and in the latter part of the year in the U.S., as well as the endorsement of our Bluetooth plug-in cards by Nokia Corporation. Moderate increases in revenues are also expected for our modem, Digital Phone Card, and Ethernet products in the fourth quarter of 2002.

We expect revenue increases in our bar code scanning product line as portable lightweight scanning gains increased acceptance by VARs and consumers for light mobile occasional scanning applications. We expect to introduce additional scanning products in the fourth quarter of 2002 that will broaden the capabilities and uses of portable lightweight scanning.

Our embedded products and services revenue is expected to remain flat in the fourth quarter of 2002 compared to the previous quarter. Anticipated design wins for our interface chip and Bluetooth products in third party devices are expected to be offset by declines in engineering services.

We anticipate revenue from our peripheral connection products to moderately increase in the fourth quarter of 2002 from third quarter of 2002 levels.

Although we believe that we are well positioned for revenue growth, we have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly operating losses at least through the fourth quarter of 2002 and possibly longer. We have historically needed to raise capital to fund our operating losses. We believe that our cash balances are adequate to fund our operations through at least the fourth quarter of 2002, but are not adequate to fund our operations through fiscal 2003. We raised additional capital in the first quarter of 2002 and also in October of 2002. We intend to fund our operations and to strengthen our working capital balances through borrowings on our bank line as the level of accounts receivable securing the bank line permits, through development funding from development partners, and from the sale of capital stock. There are no assurances that such capital will be available on acceptable terms, if at all. Any inability to obtain such funding could require the Company to significantly reduce or suspend operations, sell additional securities on terms that are highly dilutive to investors or otherwise have a material adverse effect on the Company's financial condition or operating results. See "--Liquidity and Capital Resources" and "--Risk Factors" for a discussion of the Company's need for additional capital.

The foregoing discussion reflects our current expectations regarding our revenue outlook for the remainder of 2002 and includes forward-looking statements within the meaning of securities laws. The Company's actual results may not meet our current expectations for the various reasons discussed above and under "--Risk Factors" below.

Gross Margins

Gross margins for the three and nine month periods ended September 30, 2002 were 50% and 49%, respectively, compared to margins of 52% and 53% for the same periods in 2001. The decrease in margins is due to higher volumes of new connectivity products with lower margins and lower volumes of our higher margin peripheral products, partially offset by increased margins on bar code scanning products.

Gross Profit outlook for the balance of 2002. Our target margins for the remainder of 2002 are 49% to 50%. We expect the Company's CompactFlash products to continue to drive revenue growth during the remainder of 2002. To the extent our sales mix shifts toward higher volume sales our margins could decline by a few percentage points. We expect to achieve further cost reductions on our products from volume manufacturing efficiencies and engineering improvements and expect to use these cost reductions to support our margins and to maintain competitiveness with reduced customer pricing. Future unanticipated inventory write-offs and write-downs and other factors could adversely impact our margin results.

Research and Development Expense

Research and development expense in the three and nine month periods ended September 30, 2002 was $0.8 million and $2.6 million, respectively, a decrease of 4% and 13% compared to research and development expense for the corresponding periods in the previous year. Decreases in costs of purchased software and equipment, personnel incentive programs, technical supplies, and travel were partially offset by increases in consulting and professional fees and higher occupancy and administrative support costs.

Outlook for Research and Development Costs for the balance of 2002. Research and development expense for the fourth quarter of 2002 is expected to slightly increase from the third quarter of 2002 level.

Sales and Marketing Expense

Sales and marketing expense for the three and nine month periods ended September 30, 2002 was $1.1 million and $4.0 million respectively, a decrease of 2% and an increase of 1% compared to sales and marketing expense in the corresponding periods one year ago. Lower third quarter expenses were the direct result of a workforce reduction taken at the end of the first quarter 2002. Increases in consulting, outside services, advertising and promotional activities, and occupancy costs were partially offset by decreases in travel.

Sales and Marketing expense outlook for the balance of 2002. Sales and marketing expense for the fourth quarter is expected to slightly increase due to increased sales and marketing activities normally incurred during the last quarter.

General and Administrative Expense

General and administrative expense for the three and nine month periods ended September 30, 2002 was $0.5 million and $1.6 million, respectively, an increase of 13% and 2% compared to the general and administrative expense for the same periods one year ago. Increases in legal fees and business insurance were partially offset by decreases in supplies, outside services, and public relations.

General and administrative expense outlook for the balance of 2002. We expect our fourth quarter of 2002 general and administrative expense to moderately increase. Audit fees normally recognized in the first and fourth quarters are expected to contribute to the increase in the fourth quarter.

Amortization of Goodwill and Intangibles

On October 5, 2000, the Company acquired 3rd Rail Engineering, an engineering services firm specializing in embedded systems engineering design and integration services for Windows CE and other operating system environments. The acquisition was valued at $11.3 million, of which approximately $1.1 million was attributed to intangible intellectual property and approximately $10.0 million was attributed to goodwill. On March 16, 2002, the Company acquired from Nokia Corporation its CompactFlash Bluetooth Card business and related product line technology. The acquisition was valued at $2.6 million of which $1.4 million was attributed to goodwill, $980,000 was attributed to intangible intellectual property, and $241,000 to the purchase of tooling. During the fourth quarter of 2000 and all of 2001, goodwill was being amortized ratably over 7 years. Other intangible assets are being amortized over their estimated useful lives of 1 to 8 years. Total amortization charges for the three and nine month periods ended September 30, 2002 were $143,000 and $349,000 respectively, compared to $421,000 and $1,263,000 for the same periods one ago. Amortization charges for the nine months ended September 30, 2002 were significantly less than the comparable period one year ago as we discontinued amortizing goodwill as the result of adopting SFAS 141 and 142 at the beginning of fiscal 2002.

In conjunction with the implementation of the new accounting rules for goodwill, as of the beginning of fiscal 2002, we completed a goodwill impairment review and found no indicators of impairment. According to our accounting policy under the new rules, we will perform a similar review annually, or earlier if indicators of potential impairment exist. Our impairment review is based on a discounted cash flow approach that uses our estimates of future market share and revenues and costs for these groups as well as appropriate discount rates. The estimates we have used are consistent with the plans and estimates that we are using to manage the underlying business. In addition, our impairment review considers the market capitalization of the Company compared to the net worth of the Company. If we fail to deliver new products, if the products fail to gain expected market acceptance, or if market conditions in the business fail to improve, our revenue and cost forecasts may not be achieved, our market capitalization may decline and we may incur charges for impairment of goodwill.

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

Interest Income, Interest Expense, Net

Interest income reflects interest earned on cash balances. Interest income of $5,000 and $23,000 for the three and nine month periods ended September 30, 2002 compared to $34,000 and $154,000 for the same periods one year ago reflected a lower level of cash on hand during the first three quarters of 2002 compared to the first three quarters of 2001. Interest expense was $31,000 and $75,000 for the three and nine month periods ended September 30, 2002 compared to $8,000 and $16,000 for the same periods one year ago. The expense is related to interest on equipment lease financing obligations assumed from 3rd Rail Engineering and interest on the outstanding notes payable balances due to Nokia for acquisition of its Bluetooth CompactFlash Card business and related product line technology.

Income Taxes

There were no provisions for Federal or state income taxes as the Company incurred net operating losses in all periods.

Liquidity and Capital Resources

We have historically financed our operations through the sale of equity securities, equipment financing, and borrowings from revolving bank lines of credit. Since our inception we have raised approximately $44 million in equity capital. We have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly operating losses at least through the fourth quarter of 2002 and possibly longer. We have historically needed to raise capital to fund our operating losses. We believe that our existing cash balances are adequate to fund our planned operating activities through at least the fourth quarter of 2002, but are not adequate to fund our operations through fiscal 2003. Our independent auditors included an explanatory paragraph in their report in our amended Annual Report on Form 10-K/A for the year ended December 31, 2001 expressing substantial doubt about our ability to continue as a going concern. We will need and intend to raise additional capital in 2003 to fund our operations and to strengthen our working capital balances, which we intend to accomplish through the issuance of additional equity securities, through increased borrowings on our bank lines as the level of accounts receivable permits, and through development funding from development partners. However, there can be no assurances that we will meet any of these objectives. In the event we are unable to raise sufficient additional capital to meet our requirements, we may not be able to continue some or all of our current operations.

Cash used in operating activities was $1.4 million for the nine months ended September 2002 compared to $4.2 million in the same period one year ago. The use of cash resulted from financing our net loss of $2.5 million in the first nine months of 2002 and $4.9 million in the first nine months of 2001. Adjustments for non cash items including depreciation, amortization, stock option charges, and amortization of goodwill and intangible technology totaled $0.7 million in the first nine months of 2002 and $1.6 million in the first nine months of 2001. Changes in working capital balances resulting in a source of cash of $0.4 million in the first nine months of 2002 primarily from increases in payables, accrued payroll and related expenses and decreases in accounts receivables partially offset by increases in inventories and prepaid expenses. Changes in working capital balances resulted in a use of cash of $0.8 million in the first nine months 2001 were primarily related to decreases in accounts payable and decreases in accounts receivable.

Cash used in investing activities was $1.1 million in the first nine months of 2002 compared to $0.2 million in the first nine months of 2001. Investing activities in the first nine months of 2002 consisted primarily of the acquisition of Nokia's Bluetooth CompactFlash Card business and related product line technology. The majority of the equipment purchases in 2002 were tooling purchases related to the acquisition. Investing activities in the first nine months of 2001 primarily reflect the cost of test equipment, tooling costs for new products, and furniture, new computers and purchased software for new employees.

Cash used in financing activities was $0.9 million in the first nine months of 2002 and cash provided by financing activities was $2.1 million in the first nine months of 2001. Financing activities in 2002 consisted primarily of the decreases in the amounts borrowed from our bank lines of credit partially offset by the net proceeds from the issuance of common stock in a private placement financing. Financing activities in 2001 consisted primarily of an increase in the amounts borrowed from our bank lines of credit and the exercise of warrants and employee stock options.

Our cash and cash equivalents balances as of September 30, 2002 were $1.4 million. There were no amounts drawn on our bank line of credit at September 30, 2002. The bank line of credit was renewed in October 2002 and expires in July 2003. Our bank line agreement contains covenants that require us to maintain certain financial values, including a requirement that the Company's tangible net worth must exceed $1,500,000 and the Company maintain a quarterly net profit of $1.00 before interest, taxes, and other non-cash charges. In March 2002, we issued common stock and warrants to increase our working capital balances by $0.6 million ($0.4 million net of costs and expenses). In October 2002 we issued redeemable preferred stock and warrants to increase our working capital balances by an additional $1.0 million ($0.85 million net of costs and expenses). We disbursed $1.0 million in the first nine months of 2002 in the first two installment payments for the purchase of Nokia's Bluetooth CompactFlash Card business and related product line technology. We have remaining outstanding warrants from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. However, most of these warrants and options are currently out of the money and we cannot anticipate any proceeds from their exercise. We believe that our existing cash balances are adequate to fund our planned operating activities through at least the fourth quarter of 2002, but are not adequate to fund our operations through fiscal 2003. We will need and intend to raise additional capital in 2003 to fund our operations and to strengthen our working capital balances, which we would intend to accomplish through the issuance of additional equity securities, through increased borrowings on our bank lines as the level of accounts receivable permits, and through development funding from development partners. However, there can be no assurances that we will meet any of these objectives. In the event we are unable to raise sufficient additional capital to meet our requirements, we may not be able to continue some or all of our current operations.

Certain of the Company's contractual cash obligations at September 30, 2002 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	2002	2003 to 2004	2005 to 2006
Equipment lease debt	$ 60,000	$ 9,000	$ 51,000	$ --
Note from purchase of Nokia technology, net of hedging	1,727,000	328,000	1,399,000	--
Operating leases	2,117,000	144,000	979,000	994,000
Unconditional purchase obligations with contract manufactures	105,000	105,000	--	--
Total contractual cash obligations	$ 4,009,000	$ 586,000	$ 2,429,000	$ 994,000

Risk Factors

We need to raise additional capital to fund our operations. Our independent auditors included an explanatory paragraph in their report in our amended Annual Report on Form 10-K/A for the year ended December 31, 2001 expressing substantial doubt about our ability to continue as a going concern.

The financial statements in our amended Annual Report on Form 10-K/A for the year ended December 31, 2001 were prepared on a going concern basis. The Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2002, the Company had working capital of $482,000, and an accumulated deficit of $31,453,000. For the year ended December 31, 2001 the Company used cash for operating activities of $4,219,000 and had a net loss of $6,063,000. For the nine months ended September 30, 2002, the Company used cash for operating activities of $1,395,000 and had a net loss of $2,526,000. The Company raised additional capital of $1.0 million ($810,000 net of costs and expenses) in October 2002 from the sale of redeemable preferred stock. The Company has a revolving bank line of credit of up to $4.0 million based on qualifying receivables and inventory that expires June 15, 2003. The continuing availability of the line is subject to the Company complying with financial covenants regarding tangible net worth and profitability. There were no borrowings outstanding under this line as of September 30, 2002.

The Company's ability to meet obligations in the ordinary course of business is dependent on its ability to establish profitable operations and raise additional financing. Management believes it will be able to secure additional sources of financing in 2003 through borrowings on the Company's bank line as the level of accounts receivable securing the bank line permits, through development funding from development partners, and from the sale of capital stock. Management also intends to delay or reduce expenditures in the event additional financial resources are not available on terms acceptable to the Company. The report of the independent auditors, on the Company's financial statements for the year ended December 31, 2001 contains an explanatory paragraph regarding the insufficiency of the Company's current cash balance to fund planned operating activities through fiscal 2002 and indicated substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that additional financing will be available on acceptable terms, if at all, and such terms may be dilutive to existing stockholders. Any inability to secure the necessary financing would cause the Company to be forced to suspend some or all of its current operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

We have a history of operating losses, and we cannot assure you that we will achieve ongoing profitability.

We have incurred significant operating losses since our inception in 1992. We expect to continue to incur quarterly operating losses at least through the end of 2002 and possibly longer. Profitability, if any, will depend upon:

  increased market acceptance of our products, including new products being introduced into the market;
  our ability to obtain additional capital to fund our working capital requirements;
  market acceptance and increased availability of handheld computers that use Microsoft's Windows-powered operating system for handheld computers (formerly Windows CE);
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

We depend significantly on the market for handheld computers, particularly those that use the Windows Pocket PC operating system for handheld computers (formerly Windows CE).

Substantially all of our products are designed for use in handheld computers, including notebooks, handheld PCs, Palm-size PCs, and tablet PCs. The market for mobile computers is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, and significant price competition. These characteristics result in short product life cycles and regular reductions of average selling prices over the life of a specific product. Accordingly, growth in demand for mobile computers is uncertain. If such growth does not occur, demand for our products would be reduced. In addition, certain of our products utilize new technology, such as Bluetooth and 2D bar code scanning, which are not yet widely adopted in the market place and there can be no assurance that this new technology will be accepted by the market place. Our sales of interface chips and embedded Bluetooth modules is dependent in part upon achieving design wins with device manufacturers and upon the ability of these manufacturers to complete development of, and successfully market, products that include, or are compatible with, our technology.

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

Our Nasdaq listing may be at risk.

In order to continue to be listed on the Nasdaq National Market, we must meet specific quantitative standards, including a minimum bid price. We have received a notice from the Nasdaq National Market that our stock had traded below $1.00 per share for 30 consecutive business days and that our stock must trade above $1.00 for 10 consecutive days within the 90 calendar days ending November 18, 2002 for our stock to remain listed. Because we have failed to meet this listing requirement we intend to apply for listing on the Nasdaq SmallCap Market where we may have up to an additional nine months to comply with the minimum bid price requirements for continued listing. If we fail to meet the continuing listing standards for the Nasdaq Small Cap Market, or, if we are unable to achieve compliance with the Nasdaq requirements during that period, our stock may be delisted. The delisting of our common stock would adversely affect the liquidity and trading price of our securities.

We face increased competition, and our financial performance and future growth depend upon sustaining leadership positions in our existing markets and successfully targeting new markets.

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

A significant portion of our revenue comes from one distributor. Ingram Micro represented approximately 23% of our worldwide revenue in fiscal 2001 and 21% of our worldwide revenue for the first nine months of 2002. We expect that the majority of our revenue will continue to depend on sales to a small number of distributors. Any downturn in the business of these distributors could seriously harm our results of operations.

Our intellectual property and proprietary rights may be insufficient to protect our competitive position.

Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. In 1999 and again in 2001 and 2002 we applied for patents covering our proprietary technology relating to the implementation of memory in combination with Input/Output adapters, and we received in March 2002 the patent applied for in 1999. However, we cannot be sure that any patent will be issued as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology. In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated, or circumvented, or that any right granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors, that develop products based upon the adopted standards.

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

Our strategy is to establish strategic alliances and business relationships with leading participants in various segments of the communications and mobile computer markets. In accordance with this strategy, we have entered into alliances or relationships with Cambridge Silicon Radio, HandHeld Products, Hewlett-Packard, Hitachi, Intermec, Microsoft, Nokia Corporation, Office Depot, Palm, Sprint PCS, Symbol Technologies, and Toshiba Corporation. Our success will depend not only on our continued relationships with these parties, but also on our ability to enter into additional strategic arrangements with new partners on commercially reasonable terms. We believe that, in particular, relationships with application software developers are important in creating commercial uses for our products. Any future relationships may require us to share control over our development, manufacturing, and marketing programs or to relinquish rights to certain versions of our technology. Also, our strategic partners may revoke their commitment to our products or services at any time in the future, or may develop their own competitive products or services. Also, the hardware or software of such companies that is integrated into our products may contain defects or errors. Accordingly, our strategic relationships may not result in sustained business alliances, successful product or service offerings, or the generation of significant revenues. Failure of one or more of such alliances could result in delay or termination of product development projects, reduction in market penetration, decreased ability to win new customers, or loss of confidence by current or potential customers.

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

Use of distributors also entails the risk that distributors will build up inventories in anticipation of a growth in sales. If such growth does not occur as anticipated these could contribute to higher levels of product returns. The loss or ineffectiveness of any of our major distributors or OEMs to sell through product inventories could result in return of product and excess inventories and could adversely affect our operating results.

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

Export sales (sales to customers outside the United States) accounted for approximately 38% of our revenue in 2001 and approximately 43% of our revenue for the first nine months of 2002. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

We do not have a detailed disaster recovery plan. Additionally, we may experience electrical power blackouts or natural disasters that could interrupt our business. Our corporate headquarters is located near an earthquake fault. The potential impact of a major earthquake on our facilities, infrastructure, and overall business is unknown. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse affect on our business.

The sale of a substantial number of shares of common stock could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock. The market price of our stock could also decline if one or more of our significant stockholders decided for any reason to sell substantial amounts of our stock in the public market. As of November 11, 2002, we had 24,112,310 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 or S-8/S-3 prospectus delivery requirements, or to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act of 1933, as amended. As of November 11, 2002, we also had 4,755,471 shares subject to outstanding options under our stock option plan and 1,044,999 shares were available for future issuance under these plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plan. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised. As of November 11, 2002, we also had warrants outstanding to purchase a total of 1,041,972 shares of our common stock. We have registered for sale all shares of common stock subject to outstanding warrants. In October 2002, we issued 100,000 shares of Series E Preferred Stock to an investor, all of which are outstanding. The number of shares which may be issued upon conversion of these outstanding shares of our Series E Preferred Stock is variable and is contingent on the market price of our common stock during a period preceding the date(s) shares of Series E Preferred Stock are converted into shares of our common stock, among other factors. If there is a significant decline in the price of our common stock, conversion of the Series E Preferred Stock could result in substantial dilution to existing stockholders, and the sale of such shares could adversely affect the market price of our common stock, or our cash could be adversely affected if we choose to redeem Series E Preferred Stock in lieu of its conversion. We expect to register for resale all shares of common stock issuable upon conversion of the outstanding shares of Series E Preferred Stock in November 2002.

Our stock price is highly volatile.

Our stock price is highly volatile. During the period from July 1, 2001 through November 11, 2002, our stock price fluctuated between a high of $2.74 and a low of $0.51. Stock price fluctuations are caused by many factors, some of which may be beyond our control, including general economic conditions and the outlook of market analysts and investors of the industry that we are in.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended September 30, 2002, a decline of 1% in interest rates would reduce our quarterly interest income by approximately $3,400.

Our bank credit line facilities of up to $4 million have variable interest rates based upon the lenders index rate plus 0.75% for the domestic line (up to $2.5 million) and the index rate plus 0.5% for the international line (up to $1.5 million). Accordingly, interest rate increases would increase our interest expense on outstanding credit line balances. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our quarterly borrowing costs by $2,500 for each $1 million of borrowings against our bank credit facility or a maximum of $10,000 if we utilized our entire credit line.

Foreign Currency Risk.

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we allow certain of our European distributors to purchase our products in Euros, we pay the expenses of our European subsidiary in Euros, we pay the expenses of our Japan office in Japanese Yen, and we expect to enter into selected future purchase commitments with foreign suppliers that will be paid for in the local currency of the supplier. To date these balances have been small and we have not been subject to significant losses from material foreign currency fluctuations. We have payment obligations of approximately 1.9 million Euros as a result of the recent purchase of Nokia's CompactFlash Bluetooth Card business and related product line technology. We have purchased forward purchase contracts and swap contracts for Euros in order to minimize our foreign currency exposure. Based on a sensitivity analysis of our net assets at the beginning, during and at the end of the quarter ended September 30, 2002, an adverse change of 10% in exchange rates would result in an increase in our net loss for the quarter of approximately $45,300. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

(b) Changes in internal controls

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a.) Exhibits

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three-month period ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCKET COMMUNICATIONS, INC.
Registrant

Date: November 13, 2002	/s/ Kevin J. Mills
Kevin J. Mills President and Chief Executive Officer

Date: November 13, 2002	/s/ David W. Dunlap
David W. Dunlap Vice President of Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Kevin J. Mills, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Socket Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By: /s/ Kevin J. Mills
Name: Kevin J. Mills Title: President and Chief Executive Officer (Principal Executive Officer)

I, David W. Dunlap, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Socket Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By: /s/ David W. Dunlap
Name: David W. Dunlap Title: Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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