Form 10-K/A
period 2001-12-31
SOCKET COMMUNICATIONS INC
filed 2003-02-13
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
Amendment No. 2

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

     Commission file number 1-13810

SOCKET COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3155066
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Item 1. Business

Overview

We design, manufacture and sell products for connecting handheld and notebook computers to computer networks and peripherals . Our products are designed for use with a broad variety of handheld and notebook computers , and employ innovative designs that reduce battery power consumption and make them easy to install and use.

We classify our products into four product families:

  Our network connection products are connection devices that can be plugged into standard expansion slots in handheld and notebook computers. They allow users to connect their devices to the Internet or to private networks, or to communicate with electronic devices such as desktop computers and printers. Our products offer both wireless and cable connections to external devices such as cell phones and printers.
  Our peripheral connection products add connection ports to handheld or notebook computers that allow users to connect these portable computers with standard peripherals designed for desktop PCs.
  Our bar code scanning products plug into handheld or notebook computers and or turn them into portable bar code scanners that can be used in various retail and industrial workplaces.
  Our embedded products and services enable manufacturers of cell phones, handheld computers and other devices to build wireless connection functions into their products.

We have developed a worldwide distribution network, and our products are endorsed and recommended by many of the leading manufacturers and distributors of mobile devices, including Nokia, Microsoft and Palm . Our goal is to maintain our position at the forefront of our rapidly expanding markets, and to develop new and creative connection solutions as the mobile communications market evolves. We further intend to expand the markets we serve from handheld computers to connecting the wide range of portable electronic appliances, such as digital cameras, that will be interconnected over the next several years.

We believe that our focus on handheld computers with our expanding family of connection products and our relationships with key industry strategic partners position us for revenue growth in 2002. However , we have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly operating losses at least through the first quarter of 2003 and possibly longer. Whether we are able to achieve profitability will be depend on a variety of factors, including :

  increased market acceptance of our current and future connection products;
  increased sales of handheld computers;
  deployment of higher speed wireless networks to improve data transfer speeds over mobile phones;
  our ability to raise additional capital to fund our product development and sales and marketing efforts;
  increasing our product margins and reducing our operating costs; and
  our ability to expand the distribution of our products.

As of December 31, 2001, we had a cash balance of $4,815,245, stockholders' equity of $13,797,151, an accumulated deficit of $28,926,957, and working capital of $4,075,403. As of December 31, 2001, our cash balance was not sufficient to fund operations through fiscal 2002, and we anticipated a need to raise additional funding of one to three million dollars in 2002 to fund operations. Since December 31, 2001, we have raised equity financing in an aggregate gross amount of $1.6 million. We anticipate a need to raise further additional capital of one to two million dollars in 2003 to fund operations. There are no assurances that additional capital will be available on acceptable terms, if at all.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," and "--Risk Factors" for a discussion of our need for additional capital and other risks that may affect whether we are able to become profitable .

Product Strategy

Comprehensive Product Range. Our strategy is to offer users a comprehensive range of connection products supporting a broad variety of applications, formats and communication standards. Our goal is to offer users all the products they need to meet their individual connection requirements under a single brand name. We intend to continue to expand our offerings to support other technologies that may emerge in the future. Our product strategy includes the following key elements:

  Support all Popular Formats. Handheld and notebook computers on the market today use a variety of formats for add-on products that can be plugged into these devices. We provide plug-in connection products that support the most popular formats. These formats currently include CompactFlash (CF), PC Card (or PCMCIA) , and Secure Digital (SD). We participate in the standards - setting bodies that design these formats, in order to influence the standards setting process.
  Support Multiple Operating Systems . We support many popular handheld and mobile appliance operating systems. The operating systems we support today are Microsoft's Windows CE and Pocket PC , and the Palm OS. Some of our partners are developing products that will allow our products to operate using the Linux operating system , and with the WindRiver VxWorks operating system for products such as digital cameras. We work closely with device manufacturers and operating system vendors to maintain operating system support and compatibility for our products.
  Offer Products for New Wireless Systems. We have recently introduced a range of products that support Bluetooth technology. Bluetooth is an emerging wireless communication standard that allows devices to communicate with each other at close range. We also offer products that allow handheld computers to be connected to local area wireless networks using the popular Wireless LAN standard (also referred to as the WiFi, or 802.11 standard).

Innovative Product Designs. Our goal is to distinguish our products by offering compelling practical advantages to users. We design our products to be "Mobility Friendly," meaning that they are designed to be low in power consumption (to maximize battery life) , small in size (to minimize added weight) , and easy to install and use. We recognize that mobile handheld computer users may not have immediate access to technical support, and we judge our connection solutions on how well a non-technical user can use our products without technical assistance.

Strong Developer Support. We offer developer tools and support to manufacturers of mobile devices to enable them to integrate our products into their own product designs . Developer tools are available for our Bluetooth cards and embedded modules, for our interface chips, and for our bar code scanning products and software. We also provide engineering assistance to help customers complete their designs.

Proprietary Technology. We develop our own proprietary chips in order to achieve optimal combinations of high transfer speed and low power consumption for use with battery-operated handheld devices and other mobile appliances. We have been awarded a U.S. patent for technology we developed for combination input/output and memory cards, and have patents pending for other input/output technologies we developed.

Products

We have created a broad family of low-power standards-based connection products for mobile computing devices, which has been our focus since our inception. Our product line currently consists of four product families:

  Network connection products, which connect mobile devices to wide area networks, local area networks, and personal networks.
  Peripheral connection products, which connect mobile devices to desktop computer peripherals.
  Bar code scanning products, which enable operation of handheld computers in conjunction with bar code scanning devices.
  Embedded connection products, which we sell to device manufacturers to be incorporated directly into their mobile devices.

Each of these product categories is discussed in more detail below.

Network Connection Products

Our network connection products are designed to connect a handheld or notebook computer user or device to other electronic devices through a wide area network, local area network, or within a personal area network. Our products use either cable or wireless technology . The table below reflects the connection products we offer for use within each network environment:

Network	Wireless Connections	Wired Connections
Wide Area Network (Access from anywhere to anywhere)	Bluetooth to mobile phones Wireless LAN to network server	Phone card to mobile phones Ethernet card to network server Modem to phone circuit
Local Area Network (Access to Corporate networks and hot spots)	Bluetooth to network access point Wireless LAN to network access point	Ethernet card to network access point
Personal Area Network (Device to device(s)	Bluetooth to Bluetooth wireless connections with a 30 foot radius	Peripheral connection card direct to other devices

Wireless Network Connection Products. Our wireless network connection products are described in more detail as follows:

  Bluetooth Wireless Connection Products. Our Bluetooth wireless connection products consist of Bluetooth plug-in cards and software for PocketPC handheld devices, and modules and software for embedded Bluetooth connections. We are developing Bluetooth software to work with our Bluetooth hardware to provide Bluetooth connections for notebook computers.
  Wireless LAN Cards. Our Wireless LAN card is a CompactFlash card with software that connects to a wireless local area network. The card uses the 802.11b networking standard, which is the most widely used wireless local area network standard in use today.

Wired Network Connection Products. Our wired network connection products are described in more detail as follows:

  Ethernet Cards. Our Ethernet Cards connect a mobile computer to a corporate Ethernet network, which is the common standard for operating local area networks. Our cards allow users to freely roam using their mobile devices throughout the corporate network area . These cards are available in CompactFlash format with either ruggedized (attached) or detachable cables. Our basic low power Ethernet card transfers data at a theoretical maximum rate of 10 megabits per second. We recently introduced a 10/100 Ethernet card that will transfer data at a theoretical maximum rate of either 10 megabits per second or 100 megabits per second, depending upon the network configuration. Handheld devices generally only support the 10 megabit per second transfer rate.
  Modems. Our modems connect mobile computers to a telephone line, enabling dial-up connections to the Internet or to private networks . Whereas modems are usually built into today's notebook computers, modems are generally not built into handheld computers and modem connections and must be added with plug-in cards .
  Digital Phone Cards. Our Digital Phone Cards connect mobile computers to over 100 models of digital mobile phones from most of the major mobile phone manufacturers. The cards allow mobile computer users to wirelessly access the Internet, email or other data from their handheld computer through a mobile phone. The cards work on mobile phone networks that use various mobile phone transmission technologies and standards, including the CDMA (Code Division Multiple Access) standard , which is prevalent in the U.S., Latin America, and parts of Asia, and the GSM (Global System for Mobile communications) standard, which is prevalent in Europe, the U.S., and other parts of the world.

Peripheral Connection Products .

Our Peripheral Connection Cards connect a computer peripheral device or other electronic device to a handheld computer. These cards are available in CompactFlash format with either ruggedized (attached) or detachable cables. In addition, we provide serial cards in the PC Card format, primarily for notebook users. Our desktop PC serial card is a stable legacy product that we first began shipping in 1993, with consistent quarter over quarter revenue levels, high margin contribution, and modest support requirements.

Bar Code Scanning Products.

We have developed a family of bar code scanning products to enable handheld computers to be used with bar code scanners as lightweight data-collection devices . Our Bar Code Scanning Cards connect bar code wands and bar code laser scanners to mobile computers, which store the data collected by the scanners . Our Data Collection Cards also include our In-Hand Scan Card, which is a laser scanner attached to a CompactFlash -format card that plugs into the expansion slot of a mobile computer and is activated by the computer's external buttons. The In-Hand Scan Card and our bar code wands scan traditional linear bar codes. We also offer an In-Hand Scan Card that scans both traditional linear bar codes and also PDF417 bar codes. PDF417 is a new bar code format that offer 100 times the data capacity of traditional linear bar codes.

Embedded Connection Products.

We sell our proprietary interface chips to manufacturers of mobile equipment that want to build connection functions into their products . We also sell Bluetooth modules that provide built-in Bluetooth connections when installed inside of electronic devices. We also offer embedded design engineering services to assist third parties in embedding our Bluetooth modules into their products and developer kits to assist companies in using our embedded products.

Combination Connection Products.

We have developed patented technology for combination connection products that provide connectivity functions and expanded memory in a single connection card. This is especially useful for devices that have only a single expansion slot, such as digital cameras, handheld computers, mobile phones and other mobile devices. We are assessing the market and plan to offer combination products as appropriate.

Our plug-in products are standards-based. We serve on the boards of the standards committees that govern the standards for PC Cards and CompactFlash cards, and we are a member of the Input/Output Committee of the Secure Digital Association that governs and approves the standards for the new Secure Digital card format.

Market Dynamics

Handheld computers have evolved over the past several years from simple devices used mainly to hold personal information into small portable desktops. Advances in mobile network access and transfer speeds are enabling handheld computer users to access the Internet, send and receive email, access corporate data files, and exchange mobile instant messages anywhere and at any time.

Growth in the mobile workforce, and increasing reliance on the Internet and email for personal and business use, are increasing the demand for mobile data communications. Advances in wireless connection technologies, particularly Bluetooth and Wireless LAN, are in development to allow handheld computers by 2003, and on a limited basis during 2002, to interact wirelessly and on-the-fly with nearby computers and with a wide array of electronic appliances, including mobile phones, printers, digital cameras, LAN access points, auto PCs, bar code scanners, home entertainment and security systems, public kiosks, public Internet access locations, and vending machines.

Current market dynamics driving adoption of mobile data communications include:

Functionality of today's handheld computers is extensive and improving while costs are declining . Unlike early models, most handheld mobile computers now offer bright outdoor screens, run popular personal information management and business programs, have entertainment and educational software allowing their use as music players and electronic book readers, and have standard expansion slots to transfer data in and out of the computer. Popular desktop programs are available on today's handheld computers enabling users to send and receive emails with full attachments, view and interact with the Internet with full Internet graphics, have direct access to corporate data files (subject to business security arrangements), and use instant messaging over mobile networks. At the same time, the price and costs of using mobile handheld computing devices have been declining.

Manufacturers are poised to aggressively market handheld computers. Handheld manufacturers are positioned to more actively market their handheld computers during 2002, which will assist in educating the market on the capabilities of handheld computers using our connection products. Pocket PC manufacturers Hewlett-Packard, Compaq and Casio are shipping products using the Pocket PC 2002 operating system introduced by Microsoft in the fourth quarter of 2001. Toshiba, Panasonic, NEC and Samsung have announced their intention to start shipping Pocket PCs during the first half of 2002. All of these new models will have bright outdoor screens, which was a key feature that helped make the iPAQ Pocket PC handheld computer from Compaq the most popular Pocket PC model in 2001. In addition, Palm began offering handhelds with SD expansion slots in mid- 2001 , making Palm handhelds more competitive with the Pocket PC platform. Increased competition among manufacturers is expected to result in increased availability and greater promotion of handheld computers that can be used with our products during 2002 .

Mobile phone networks are being upgraded to provide providing faster connections at reduced cost. Mobile phone service providers are making substantial investments to upgrade their networks to support high-speed data transfer applications. The introduction of new networking equipment and technologies during 2002 is expected to substantially increase data transfer speeds over regular digital cellular phone networks. Available data rates should be at or near the speeds experienced today on a desktop computer connected over a phone line with a dial-up modem. These higher speeds are expected to make mobile data applications more attractive to users and drive demand for products to connect mobile computers to cellular phone networks.

The mobile workforce is growing and is increasingly reliant on email and the Internet. The mobile workforce in the U.S. is in excess of 40 million persons, and at least double that number on a worldwide basis. Before recent advancements in handheld computers and mobile phone networks, the mobile workforce had been unable to effectively stay connected with email, the Internet or corporate data while away from their desktops. With the growth in the use of the Internet and email for business and personal applications, workers and consumers are increasingly dependent on instant access to the Internet and email for managing their business and personal lives. Recent improvements in connectivity and deployment of handheld computers by corporations to their mobile workforce are expected to be major factors driving growth in mobile data applications over the next several years.

Projected Growth in Palm and Windows CE Handheld Computer Sales. Based on our research and analysis, we forecasted 2001 Windows CE computer sales of nearly 4.3 million units compared to 1.8 million in 2000, and forecasted over 24 million units being sold in 2005, a compounded annual growth rate since 2000 of 68%. Additionally, based on our research and analysis, we forecasted sales of 9.7 million Palm OS handheld computers in 2001 , increasing from 7.9 million units in 2000 to over 24 million units in 2005, a compounded annual growth rate of 25% since 2000. Palm's decision this year to add expansion slots to its handheld computers, once these slots are upgraded to handle input/output functions, expands our potential market to over 80% of the total handheld market.

Marketing Strategy

We intend to capitalize on our relationships with key software and hardware providers, expand the range of connection products we offer, introduce our products into new markets by expanding our distribution channels, and encourage device manufacturers to build our technology directly into their products.

Capitalize on Strategic Partner Relationships. We support and encourage direct endorsements and referrals for our products from our strategic partners, including operating system providers, device manufacturers, phone carriers, distribution partners, and end-user customers. We are also building wide area network carrier support for our Bluetooth wireless connection products. Carriers that offer our wired phone connection products today include Sprint, Nextel, U.S. West, and Verizon's online stores in the United States , Bell Mobility in Canada, and Sonera and Proximus in Europe. We expect many of these carriers to add our Bluetooth wireless connection products as they begin to sell Bluetooth-enabled mobile phones, and we expect to add additional carriers as customers during 2002.

Offer Comprehensive Product Range. We offer a wide range of connection products used with handheld devices, and we encourage our distributors to carry a complete range of products from us . Our goal is for customers to view the Socket brand as a single source for their connection needs instead of have to rely on the individual products or less complete product offerings of our competitors.

Build Strong Brand Name. We are building a brand image of being "The Mobile Connection Company." This image emphasizes quality, standards-based connection products that are " Mobility Friendly" , i.e. that are compact , low - power, and easy to use.

Diversify Distribution Channels . We market our products primarily through leading distributors that specialize in the distribution of electronic products. We have approximately 45 distributors covering our principal markets in North America, Europe, Asia and the rest of the world. We have approximately 20 online resellers, which we supply mainly through our general distributors. Resellers today include Amazon.com, Mobile Planet and AOL.com. As the volume and popularity of handheld computers grows, we intend to continue to build our retail distribution presence at major retail electronic stores worldwide.

Provide OEM Product Development Support. To capture embedded connection business, we have built relationships with mobile device manufacturers and provide them with designs to integrate our products, particularly our Bluetooth products, into their own product designs. We also provide engineering services to our customers to assist them as needed to integrate our embedded products into their electronic devices.

Advanced Connection Technologies Overview - Bluetooth, Wireless LAN, and 2.5G

Our wireless connection products capitalize on several emerging technologies that are gaining widespread use:

  Bluetooth, which is a wireless standard for short-range data links. Bluetooth phones began shipping in Europe during the second half of 2001 and are expected to appear in the U.S. markets during 2002.
  Wireless LAN, which is a technology for wireless computer networking that is beginning widespread deployment.
  "2.5G" digital phone technologies that mobile phone carriers are deploying to increase data transfer speeds over mobile phone networks , which are expected to encourage growing use of mobile connection products.

Bluetooth Wireless Technologies. Bluetooth is the first global standard for short-range wireless communication for voice and data. Over 2,500 companies are members of the Bluetooth Special Interest Group formed in 1998 to develop standards for Bluetooth technology and encourage adoption of that technology. Bluetooth is a royalty-free, open industry specification designed to be low-cost, draw little power, and offer relatively high performance (up to 721 kilobits of data per second). Bluetooth operates within a radius of ten meters (30 feet), which is adequate for common applications such as cordless headsets, computer-to-phone connections , cable replacement and personal networking within a room. Devices expected to be Bluetooth-enabled through either plug-in cards or embedded modules include handheld, notebook and desktop computers, mobile phones, printers, local area network access points, digital cameras, digital TVs , bar code scanners, electronic measuring and control equipment and automobile PCs. We have developed evaluation kits for our CompactFlash Bluetooth Personal Network Plug-in Cards and for our Bluetooth modules, including a complete set of supporting software modules and applications that we make available to software developers and OEMs to help develop applications using our Bluetooth products.

Wireless LAN. Wireless LAN networks provide wireless connectivity within a fixed location such as a building or campus, or within specific high traffic locations ("hot spots"), such as a coffee shop, where Wireless LAN access is desirable. Wireless LAN uses radio waves to transmit and receive data between an electronic device such as a desktop or a mobile handheld computer and a network access point. The connection to the mobile device is accomplished through a plug-in card. Network access points can be in homes, offices, hotels, airports, gas stations, shopping malls, cars, boats, libraries, classrooms and dormitories - anywhere people are likely to use portable devices to access data or want to connect numerous computing or electronic devices without using cables or wires. Many companies, including Compaq Computer, Intel Corporation, and 3Com Corporation, are providing devices using the most common Wireless LAN standard (referred to as 802.11b). Microsoft is supporting Wireless LAN in the latest version of its Windows XP operating system.

2.5G Digital Phone Technologies . Major mobile phone network carriers are upgrading their networks to speed up the transfer of data. These efforts collectively are sometimes referred to as "2.5G" initiatives. While there are various different 2.5G technologies being deployed, they all promise data transmission speeds comparable to a desktop PC using a dial-up modem to connect to the Internet.

Current Issues. A number of issues surround the Bluetooth and Wireless LAN technologies: coexistence versus competition between Bluetooth and Wireless LAN technologies; radio frequency interference between Wireless LAN and Bluetooth products; high power requirements for battery operated mobile devices; electronic security concerns; and competing versions of Wireless LAN technology . We believe that Bluetooth and Wireless LAN technologies will coexist with each other and both be widely supported. Each serves different networking needs. Bluetooth is a movable network structure that allows Bluetooth-enabled electronic devices to connect to each other anywhere when they are in close proximity. Wireless LAN provides wireless connectivity to a fixed network structure - essentially replacing the cables on an Ethernet network. Mobile device users operating wirelessly will need to have connections to both technologies, as some devices (such as mobile phones and other small portable electronic devices) will generally have a Bluetooth connection, while local networks must be accessed through a Wireless LAN connection. The technical issues surrounding Wireless LAN and Bluetooth continue to be addressed by their respective standards bodies, and both technologies are expected to continue to evolve.

Strategic Relationships

We have built close working relationships with a number of companies that help us rapidly expand and market our product range as new standards, technologies and markets emerge .

Microsoft. Our close working relationship with Microsoft ensures that our products are supported by the Microsoft's Windows CE operating system. We coordinate our product development efforts with Microsoft on an ongoing basis, with the goal of ensuring that our current and future products are compatible with new releases of Microsoft's operating systems. We also cooperate in scheduling product innovations and implementing new features. For example, we worked with Microsoft and bSquare Corporation to develop driver software for the new Secure Digital (SD) format for inclusion in the next version of Microsoft's PocketPC operating system, and we are currently working with Microsoft to include support for forthcoming Microsoft software releases in our Bluetooth products.

Windows CE handheld computer manufacturers (Hewlett-Packard, Compaq, Casio, Toshiba, NEC, Samsung and Panasonic (2002). We work closely with the major Windows CE handheld computer manufacturers to ensure that our products work with the newest Pocket PCs and other Windows CE computers as they become available. We exchange information about future products so that their newest products and our connection solutions are designed to work well together from the outset. Hewlett-Packard has loaded our product drivers into their Pocket PCs. Casio and Toshiba have distribution agreements with us to allow them to distribute our products. In addition, our products are designed to work with Intermec and Symbol Technologies ' ruggedized Pocket PCs for vertical bar code scanning applications.

Palm OS handheld computer manufacturers. Palm, Inc.'s decision to add expansion slots to new and future models of its popular Palm handheld computers was of potential major importance to us, as it significantly increased the available market of handheld computers supporting expansion connections. However, the extent to which we will be able to create products for the Palm market will in part be dependent upon Palm's decision to support third party peripherals, and there are no assurances that Palm won't decide to develop and sell its own peripheral devices. Our first Palm products are phone cards that use the universal connector slot on Palm's new M500 series handheld computers. In addition, a major Palm operating system licensee, Handera, manufactures handheld computers with standard CompactFlash slots that work with our products. We have limited our support of Palm operating system manufacturers to those that have adopted standard rather than proprietary connection slots.

North American mobile phone network carriers and European handset manufacturers. Mobile phone network carriers are improving their network data transfer capabilities including faster transfer speeds and easier user access. Data transfer is a large growth opportunity for network carriers. Network carriers in North America already sell mobile phone handsets, and several of the network carriers are now adding our phone connection cards to their product lines. Carriers currently offering our phone cards include Sprint, Qwest, U.S. West in the United States , and Bell Mobility in Canada. Verizon is offering our products for sale online. AT&T Wireless has commenced deployment of its U.S. high-speed cellular network and is completing network testing of our phone card products. Nextel carries our cards that connect to the phones Nextel offers. In Europe and Asia, mobile phones are generally sold directly by handset manufacturers. In creating our phone cards, we have developed relationships with major handset manufacturers including Nokia, Ericsson and Siemens in Europe, Samsung and Denso in Asia, and Motorola in the U.S.

As Bluetooth-enabled phones become available in Europe, and with the launch or impending launch of 2.5G networks, several network carriers are testing our products and are indicating interest in directly reselling our plug-in Bluetooth and phone connection cards. One of our major objectives is to add key European carriers as distributors during 2002.

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

Bar Code Scanning Companies. We manufacture our bar code laser scanning products using a laser scanner engine and decoder from Symbol Technologies. We also purchase bar code scanning wands from Welch-Allyn that use older light-emitting diode (LED) bar code scanning technology for desktop scanning applications. Symbol's practice has been to enable companies such as ourselves, Intermec, and others to manufacture bar code scanning products without creating competition in the sectors within which these companies operate. For this reason, our bar code scanning products for Windows CE handheld computers do not currently face direct competition. In 1997, Symbol and we entered into a memorandum of understanding to pursue a three step program to bring bar code scanning to handheld computers: first to connect Symbol's laser scanning guns to handhelds through a wired data collection card; second to develop a plug-in integrated scanner card in a CompactFlash form factor that, when plugged into a handheld, turns the handheld into a one-handed portable bar code scanner; and third, to create wireless connections for our handheld bar code scanner products. We have completed the first two steps and are planning Bluetooth-enabled bar code scanner cards to complete the third step. Intermec, a major manufacturer of vertical market handheld scanning terminals, is our first customer for embedded Bluetooth scanning products , and is building our Bluetooth modules into their handhelds.

Bluetooth Embedded Systems Software Companies. We have developed cooperative relationships with key companies that provide software for designing Bluetooth applications , including bSquare, Accelent, InHand Electronics and Intrinsyc. These companies have incorporated our Bluetooth connection solutions into their designs.

Printer Companies. O'Neil, a major manufacturer of mobile printers including bar code label printers, is our first major customer to offer mobile printers incorporating our Bluetooth modules. Their initial products are in production and first significant module sales commenced in the fourth quarter of 2001. Hewlett-Packard and Epson are also developing Bluetooth-enabled printers for the commercial desktop printing market, and we have demonstrated that handheld computers using our Bluetooth cards can print directly to these printers.

Wind River. Wind River is a leading supplier of operating systems software with for devices such as digital cameras. Wind River is upgrading its VxWorks operating system software to work with our Bluetooth cards.

Proprietary Technology

We have developed a number of technological building blocks that enhance our ability to design new hardware and software products, to offer products which run on multiple software and hardware platforms, and to manufacture and package products efficiently.

Our most important hardware building block is the universal bus interface, which is a highly flexible interface for PC Cards and CompactFlash cards that enables our products to work with all major handheld and notebook computers that have PC Card or CompactFlash slots, regardless of their design. We have incorporated our universal bus interface into the interface chips used in our connection products cards to control signal transmission between these products and the handheld or notebook computer's PC Card or CompactFlash slot.

We have also developed a library of software drivers and control modules that allow our products to operate in handheld computers running the Windows CE operating system and in notebooks running various Windows operating systems. In 1999 and 2001, we also applied for patents covering our proprietary technology relating to integrating memory chips and connection functions into a single combination product . On March 5, 2002, we were awarded U.S. Patent 6,353,870 covering our design for cards combining connectivity and removable memory.

We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality procedures to protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors, and strategic partners, and limit access to our software, documentation, and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, we may not be able to effectively protect our intellectual property rights in certain foreign countries. We cannot assure you that we will not receive future communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties . In connection with any such claims, litigation could be brought against us that could result in significant additional expenses or compel us to discontinue or redesign some of our products.

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

In October 2000, we acquired 3rd Rail Engineering, an engineering embedded design and services company, which doubled our engineering personnel and provided us with embedded design systems and know-how, allowing us to add embedded modules to our Bluetooth product family. Since that acquisition, Socket has been able to sustain three major development programs that are creating new and innovative products for the mobile handheld devices market: Bluetooth plug-in cards and modules with a complete Bluetooth software solution; combination memory and input/output cards; and smaller format Secure Digital products.

On March 29, 2002 we reduced our workforce by five persons to a total of 59 persons.

Sales and Marketing

We market our products through a worldwide network of distributors and resellers, as well as through original equipment manufacturers (OEMs) and value added resellers. We support our distributors and resellers by providing education, training and customer assistance through our sales, marketing, and technical support staff. In February 2001, we established a wholly owned subsidiary, Socket Communications Europe, based in France, to support the marketing and sale of our products in Europe. In July 2001, we established a branch office in Tokyo, Japan to serve the Asian markets. As of March 15, 2002, we had 29 persons in sales, marketing and technical support. United States distributor Ingram Micro accounted for 23% of our revenue in 2001, 26% of our revenue in 2000, and 24% of our revenue in 1999. We intend to moderately increase our sales and marketing effort during 2002 by adding personnel and increasing promotional activities, particularly in support of our distribution partners. However, competition for sales and marketing personnel is intense, and we may be unable to recruit qualified sales and marketing personnel as needed.

Consistent with industry practice, we provide our distributors with stock balancing and price protection rights which permit these distributors to return slow-moving products to us for credit, and to receive price adjustments for inventories of our products held by distributors if we lower the price of those products. The immediate effect of returns and adjustments on our quarterly operating results is minimized since we recognize revenues on products shipped to distributors at the time the merchandise is sold by the distributor. To date, we have not experienced any significant returns or price protection adjustments.

We rely significantly on our OEMs, distributors, and resellers for marketing and distribution of our products. Our agreements with OEMs, distributors, and resellers generally are nonexclusive and may be terminated on short notice by either party without cause. Furthermore, our OEMs, distributors, and resellers are not within our control, are not obligated to purchase products from us, and may represent other lines of products. If any OEMs, distributors, and resellers reduce or discontinue efforts to sell our products, our revenues and operating results could be materially adversely affected.

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

Manufacturing

We subcontract the manufacturing of substantially all of our products to independent third party contract manufacturers who are located in the U.S., China, and Taiwan. We perform final product testing and package our products at our Newark, California facility for most of our sales, with the exception of large bulk orders where we perform final product testing and package our products at the third party contract manufacturer locations. As of March 29, 2002, we had 12 persons employed in manufacturing operations including planning, buying, manufacturing engineering, quality control, product assembly, and shipping and receiving.

Sole source components include our proprietary interface chip manufactured by Hyundai Electronics that controls the signal transmission between many of our products (all products except our Ethernet, Modem and Wireless LAN cards ) and the card slot on the mobile or handheld computer; our Ethernet chip manufactured by Tamarack Corporation; and certain cable and connector components. Although to date we have generally been able to obtain adequate supplies of these components, these components are generally purchased on a purchase order basis under standard commercial terms and conditions, and we do not have long-term supply contracts for these components. Accordingly, the manufacturers could stop providing these components to us at any time. Alternatively, although our suppliers are generally large, well-financed organizations, they could encounter financial difficulties that interfere with our product supplies. In such an event, we could experience a decline in revenues until we establish sufficient manufacturing supply through an alternative source. Locating and qualifying alternative suppliers, and commencing new manufacturing operations , could take a significant period of time although we believe that we can relocate manufacturing or find alternative suppliers for sole sourced components should it become necessary. We generally stock higher inventory quantities of sole sourced components as safety stocks to mitigate the risk of supply disruption .

Research and Development

Since our inception, we have made substantial investments in research and development. We believe that our future performance will depend in large part on our ability to develop significant enhancements to our existing connection products and to develop successful new products for emerging and existing markets. In particular, we believe that the following initiatives are important for maintaining our competitive position :

  Completing development of our Bluetooth wireless connection products
  Expanding our family of products for bar code scanning and other data collection applications
  Developing combination memory and input/output cards
  Developing Secure Digital (SD) format connection products.

As of March 29, 2002, we had thirteen persons on our product development staff, and we hire engineering consultants to perform additional engineering services as required. Our staff includes six engineers who joined us in October 2000 as a result of our acquisition of 3rd Rail Engineering, an engineering services and product design company. We anticipate that we will continue to commit substantial resources to research and development in the future.

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

Competition

The overall market for communications products is increasingly competitive, and we expect competition in each of our market areas to intensify. We anticipate intense competition from a number of new and established computer, communications, and network equipment companies. Increased competition, direct and indirect, could materially adversely affect our revenues and our ability to achieve profitability. Substantially all of our present and potential competitors have greater financial, marketing, technical and other resources than we do, and may succeed in establishing technology standards or strategic alliances in the data communications market, obtain more rapid market acceptance for their products, or otherwise gain a competitive advantage.

Digital Phone Cards . We are not aware of any major vendor that currently offers products that directly compete with our Digital Phone Card products. We face indirect competition for our Digital Phone Cards from alternative methods of downloading information into a mobile computer from remote locations, such as connecting over telephone landlines through a modem, or connecting a mobile phone through a cable to a serial port on a notebook computer. Users may also choose to view data on the viewing screen on a mobile phone instead of downloading data to a mobile computer, although phones cannot easily display Website content , long email messages or email attachments.

Serial Connection Cards . We have no major direct competition for our serial peripheral connection cards. We compete from time to time with similar products from small manufacturers such as Quatech, Silicom, SeaLevel, BlackBox, Advanteck, and Brainbox.

Ethernet Cards . The market for our Ethernet cards is highly competitive. Market leaders for Ethernet cards include Pretec, 3Com, and Xircom, all of which have introduced CompactFlash Ethernet cards for Windows-powered handheld computers. Competitors also include Kingston, Ambicom, Hawking, and New Media.

Bar Code Scanning Products . Our bar code scanning products face competition from alternative scanning technologies, specifically charge-coupled device (CCD) scanning technology, which is less expensive, and from ruggedized bar code scanning devices from Symbol Technologies. However, our laser scanning products are targeted to address a specific market segment, the white-collar occasional scanning market. We produce our bar code scanning products under technology licenses from Symbol Technologies, which, to date, has not licensed potential competitors to produce similar products. The continued availability of our licenses and the continued absence of other licensees is dependent upon future licensing decisions by Symbol Technologies.

Modem Cards . Our modem card products face competition from a number of manufacturers. The largest suppliers of CompactFlash modem cards are Pretec and Viking. Other companies offering CompactFlash modem cards include Xircom, Compaq, Casio, Pharos, Ambicom, New Media, and Targus. We view our modem products as incremental business to fill out our product line with a full line of handheld connection products. We compete based on our brand name, distribution and customer support infrastructure, and software enhancements including power management capabilities to minimize the power drain on mobile devices. We do not expect to intensely compete based on price in this product area.

Wireless LAN Cards . Our CompactFlash Wireless LAN card faces competition in the market today principally from Symbol Technologies, who primarily sells its cards to end user customers for the Wireless LAN systems it installs. However, a number of other companies are developing CompactFlash Wireless LAN cards, including Bromax and Ambicom, and we expect competition to become intense in the future. The largest suppliers of PC Wireless LAN cards are Cisco, Intel, Linksys, Lucent, Proxim and Xircom. We do not expect these companies to enter the market with a CompactFlash Wireless LAN card until the market becomes large. As with our modem products, we compete based on our brand name, distribution and customer support infrastructure, as well as software enhancements including power management capabilities to minimize the power drain on mobile devices. We are also developing security software enhancements, which are important to providing secure network access to corporate networks, and these security enhancements will further differentiate our Wireless LAN driver software for Pocket PCs.

Bluetooth Products . The market for Bluetooth wireless communications technology is expected to be highly competitive. A number of companies are currently developing various Bluetooth interface chips. CompactFlash and SD Bluetooth cards are expected to be offered by cell phone handset and notebook manufacturers, by traditional plug-in card manufacturers such as 3Com, Anycom and Xircom, by smaller companies such as AnyCom and by Asian suppliers such as Ambicom. Bluetooth technology is currently in a development stage with first commercial products only now emerging , including mobile phones, LAN access points, bar code scanners and printers. Our competitive strategy consists of the following:

  Reach the market early with an extensive range of integrated solutions.
  Maintain our focus on supplying Bluetooth connection products to handheld computers and small mobile devices where, we believe, our well developed low-power interface technology is a competitive advantage.
  Provide an easy-to-use experience for the user.
  Develop value-added Bluetooth connections such as adding removable memory to a Bluetooth connection plug-in card or offering turnkey engineering services for our Bluetooth modules.
  Seek endorsements from customers and technology companies. In March 2002, we acquired from Nokia Corporation its Bluetooth CompactFlash card technology and product line, and its endorsement of our Bluetooth CompactFlash card for use by Nokia customers.

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

A total of four investors participated in this financing, including two institutions and two individuals. The two individuals are members of our Board of Directors, and invested an aggregate of $130,000 in this offering. All purchasers were accredited investors, within the meaning of Rule 501 under the Securities Act. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in the transaction. We did not employ any underwriters or brokers in connection with this offering.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our consolidated financial statements for the year ended December 31, 2001. The application of these policies requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on a combination of historical experience and reasonable judgment applied to other facts. Actual results may differ from these estimates and such differences may be material to the financial statements. In addition, the use of different assumptions or judgments may result in different estimates. We believe our critical accounting policies that are subject to these estimates are Revenue Recognition, Accounts Receivable Reserves, Inventories, Warranties, and Costs of Revenue, and Goodwill and Other Intangible Assets.

Revenue Recognition and Accounts Receivable Reserves

We defer revenue recognition on products sold to distributors until our distributors sell the products to their customers because our distributors generally have rights to return products to us for stock rotation, stock reduction, or replacement of defective products . The net amount of deferred revenue and related cost of revenue are classified as deferred revenue on our balance sheet. We use inventory reports we receive directly from our distributors at the end of each reporting period to determine the extent of inventory at the distributor, and thus, the amount of revenue to defer. Stock rotation and stock reduction from our distributors generally result in a balance sheet adjustment to our deferred revenue and do not impact our revenue or cost of revenue. We generally recognize revenues on sales to customers other than distributors at the time delivery has occurred, persuasive evidence of an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured. Most of our customers other than distributors do not have rights of return except under warranty. We also estimate the amount of uncollectible receivables at the end of each reporting period based on the aging of the receivable balance, historical trends, and communications with our customers. If actual bad debts are significantly different from our estimates our operating results will be affected. Because our customers are generally long term recurring customers, our credit collections history is good .

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

Goodwill and Other Intangible Assets

Our acquisition of 3rd Rail Engineering in October 2000 added Goodwill and Intangible Assets to our balance sheet. We allocated the purchase price based on an analysis of the fair market value of the assets we acquired. Beginning with the first quarter of 2002, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", we will no longer amortize goodwill, and will evaluate whether the value of the goodwill has been impaired, at which time any impaired balances will be written down. We periodically evaluate intangible and other long lived assets for potential impairment indicators. As of December 31, 2001, in our judgment, there is no impairment in goodwill. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. In March 2002, we acquired the CompactFlash Bluetooth card product line and technology from Nokia Corporation. We will estimate the useful lives of the intangible assets and begin amortizing them over that useful life, and in each future reporting period we will evaluate for possible impairment.

Revenue

We design, manufacture and sell connectivity plug-in card products to the handheld and notebook computing markets. Total revenue in 2001 was $12.3 million, an increase of 7% over 2000 revenue of $11.6 million. 2000 revenue increased 68% over 1999 revenue of $6.9 million. Our revenues experienced rapid growth during the 2000 fiscal year due to the introduction of our range of connection products for handheld computers based on the Microsoft Windows CE operating system. Our revenue growth rate moderated in the 2001 fiscal year as demand for our handheld computer products was constrained by a slowdown in sales of Windows CE devices. This was primarily due to consumers deferring purchases of handheld computers in anticipation of new models with new bright outdoor screens, which were in short supply during 2001 .

Our products cover a wide range of connection solutions in four product families:

  Our network connection products are connection devices that can be plugged into standard expansion slots in handheld and notebook computers. They allow users to connect their computers to the Internet or to private networks, or to communicate with other electronic devices such as desktop computers and printers. Our products offer both wireless and cable connections to external devices such as cell phones and printers. Wireless connection products include cards using the Bluetooth standard for short-range wireless connectivity, and cards for connecting to local wireless networks using the Wireless LAN (or WiFi) standard .
  Our bar code scanning products plug into handheld computers or notebooks and turn handheld or notebook computers into portable bar code scanners that can be used in various retail and industrial workplaces.
  Our peripheral connection products add connection ports to a notebook or handheld computer that allow users to connect these portable computers to standard peripherals designed for desktop PCs .
  Our embedded products and services allow manufacturers of cell phones, handheld computers and other devices to build wireless connection functions into their products.

Our network connection product revenue in 2001 was $3.4 million, compared to revenue of $3.4 million in 2000 and $1.7 million in 1999. In the third and fourth quarters of 2001 we introduced Bluetooth CompactFlash plug-in cards, Wireless LAN plug-in cards, and modem cards. Revenue growth of $0.5 million from sales of these new products in the fourth quarter of 2001 offset a decline of $0.4 million in revenue from the sale of Ethernet plug-in cards, which faced competition from lower priced Asian cards during 2001. Revenue from the sale of phone connection cards was flat during 2001 and 2000. Growth in network connection product revenue in 2000 compared to 1999 was attributable to $1.2 million in revenue from the introduction of phone connection cards in the second half of 1999 and to an increase of $0.4 million in sales of Ethernet products in 2000 compared to the previous year. The growth in network connection product revenue tends to follow the sales volumes for Pocket PC handheld computers, which grew rapidly in 2000 following their introduction in April of that year. Growth of Pocket PCs in 2001 was moderate compared to the year-earlier period because of manufacturing supply shortages during the first half of the year and reduced inventory manufactured in the third quarter of 2001 in anticipation of new model introductions in the fourth quarter. Pocket PC sales approximately doubled in the fourth quarter of 2001 compared to the previous quarter. Sales of our network connection products tend to lag sales of Pocket PCs by several months as customers often purchase peripheral connection products after they purchase and become familiar with their Pocket PC.

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

Our peripheral connection card revenue in 2001 was $4.4 million compared to $4.4 million in 2000 and $4.1 million in 1999. Peripheral connection cards are primarily sold to connect peripheral devices or other electronic equipment to notebook computers. Overall demand for this product in all years was flat.

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

Factors that we expect will improve our revenue outlook for 2002 include:

  Based on our market research and analysis, we believe that up to 8 million Pocket PC and other Windows CE handheld computers could be sold in 2002, almost double the number of sales in 2001. We expect this growth will continue to expand the market for our network connection products.
  Sales of our wireless Bluetooth connection plug-in cards introduced in September 2001 are expected to grow significantly in 2002 as a result of the sale of Bluetooth-enabled mobile phones and other devices for the entire year in Europe and for the second half of the year in the U.S., along with faster data transfer speeds being introduced by network carriers which are expected to improve performance and reduce the cost of remote connections. In addition, our Bluetooth plug-in cards recently received the endorsement of Nokia Corporation, one of the leaders in the development of Bluetooth phones and technology. We expect our Bluetooth plug-in cards to be adopted for resale by an increasing number of network carriers which should assist in educating the public on the use of this technology and increase the volume of sales of both our Bluetooth plug-in cards and our wired phone connection cards for use with non-Bluetooth phones. Bluetooth creates a personal area network approximately ten meters around an electronic device, and is designed to let disparate electronic devices such as desktops, handhelds, mobile phones, printers, digital cameras, bar code scanners and network access points communicate with each other wirelessly within that personal area network. Over 2,500 companies are members of the Bluetooth Special Interest Group, which promotes widespread adoption of Bluetooth technology.
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
  We continue to increase our worldwide distribution channels and during 2001 we added an office in Europe and one in Asia to work closely with our distributors in those regions. We are well established in electronic retailing, including our own e-commerce website introduced during 2001 on which all of our products are sold. Pocket PCs were introduced into retail stores during the second half of 2001, and we anticipate that our connection products will be added by many retailers during 2002. Increased exposure to our products from larger numbers of quality distributors and from new retailers should increase customer awareness of our products and enhance our sales.
  Bar code scanning with portable lightweight handheld computers is gaining increased acceptance by resellers and customers for highly mobile occasional scanning applications that benefit from scanning with an intelligent computing device, including field sales and service, retail shelf management, manufacturing, financial, medical transactions, management of logistics operations, insurance and government, and we expect these trends to continue. We have added additional scanning products including a 2D scanner, and are working on other products to be introduced in 2002 that we anticipate will broaden the capabilities and uses of portable lightweight scanning.
  We are also developing a smaller format for our products, Secure Digital (SD) , for use with newer handheld computers that are expected to have an SD -format slot. Our first SD products are expected to be introduced in 2002, and we expect that they will maintain our leadership position in providing connection solutions for handheld computers.
  Our embedded products and services revenues are expected to grow significantly during 2002 as a result of increased design-wins for our interface chips in third party devices, new chips being introduced in 2002 including an interface chip that supports combination memory and connectivity applications and devices, and additional design-wins for third-party Bluetooth products expected to begin production during 2002 .

We anticipate that our peripheral connection products revenue will be flat or will moderately decline during 2002 due to the increasing use of USB connections in notebook computers.

Although we believe that the anticipated growth in sales of Pocket PC computing devices, our new Wireless plug-in connection products, our capabilities to embed Bluetooth modules in a number of electronic devices, and our expanding distribution channels position us for continued revenue growth, we have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly operating losses at least through the first quarter of 2003 and possibly longer. We have historically needed to raise capital to fund our operating losses. As of December 31, 2001 , our cash balance was not sufficient to fund operations through fiscal 2002, and we anticipated a need to raise additional funding of one to three million dollars in 2002 to fund operations. Since December 31, 2001, we raised equity financing in an aggregate gross amount of $1.6 million. We anticipate a need to raise additional capital of one to two million dollars in 2003 to fund operations, and there are no assurances that additional capital will be available on acceptable terms, if at all. Any inability to obtain such funding could require us to significantly reduce or suspend operations, or sell additional securities on terms that are highly dilutive to investors, or could otherwise have a material adverse effect on our financial condition or operating results. See "--Liquidity and Capital Resources" and " --Risk Factors " for a discussion of our need for additional capital.

The foregoing discussion reflects our current expectations regarding our revenue outlook for 2002 and includes forward-looking statements within the meaning of securities laws. Our actual results may not meet our current expectations for the various reasons discussed above and under "--Risk Factors" below.

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

Research and Development Expense

Research and development expense in 2001 was $3.7 million, an increase in of 35% over research and development expense in 2000 of $2.8 million. The increase was due primarily to an increase of $0.9 million in staffing expenses in the first three quarters resulting from the acquisition of 3rd Rail Engineering in October 2000 . Research and development expense in 2000 increased 125% over research and development expense of $1.2 million in 1999. The increase was due primarily to increases in engineering resources beginning with the fourth quarter of 2000 from our acquisition of 3rd Rail Engineering, Inc. in October 2000.

Prior to the addition of the 3rd Rail engineers, we augmented our engineering staff with outside engineering consultants. 33% of the increase in 2000 research and development expense over 1999 related to costs of additional personnel and increased usage of consulting engineers. 41% of the increase in 2000 was due to higher levels of outside services and to the cost of software components that we purchased. The balance of the increase related to higher occupancy and administrative support costs. The increase in research and development expense in the fourth quarter of 2000 was primarily due to the addition of 3rd Rail Engineering and to the costs of software components used in development that were acquired and expensed during the quarter. To date, we have not capitalized any software development costs.

The additional engineering resources have enabled us to under take and sustain three major engineering development programs. These programs are:

  wireless plug-in Bluetooth CompactFlash cards, embedded modules and Bluetooth software;
  combination CompactFlash memory and input/output cards with removable memory including development of a new interface chip; and
  preliminary work on a smaller Secure Digital form factor for all of our CompactFlash connection products.

Outlook for 2002 Research and Development Costs: We believe that we have the resources we need to maintain our research and development programs during 2002. Research and development expenses are expected to continue at levels similar to 2001.

Sales and Marketing Expense

Sales and marketing expense in 2001 was $5.1 million, an increase of 36% compared to sales and marketing expense in 2000 of $3.8 million. Sales and marketing expense in 2000 was $3.8 million, an increase of 59% compared to sales and marketing expense in 1999 of $2.4 million. During 2000, we nearly doubled the number of sales and marketing personnel primarily in the fourth quarter of the year, allowing us to commit personnel to each product family, and we added a Vice President of Sales early in the year. The increase in 2001 reflects $1.1 million in higher staffing expenses due to staff added late in 2000 that were present in 2001 for the entire year. We also experienced modest increases of $0.2 million in advertising , promotion and travel expenses. $0.5 million of these cost increases related to the costs of foreign offices that were established in 2001. 46% of the increase in 2000 expense related to higher personnel costs. We also expanded our advertising and increased our attendance at trade shows to reach new markets for our newer products such as our bar code scanning cards.

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

General and Administrative Expense

General and administrative expense in 2001 was approximately $2.1 million, an increase of 30% compared to general and administrative expense in 2000 of $1.6 million. General and administrative expense in 2000 was 32% higher than general and administrative expense in 1999 of $1.2 million. Approximately half of the increase in 2001 and 24% of the increase in 2000 reflects increased personnel costs resulting, in part, from the appointment of Kevin Mills as CEO in late March 2000, replacing Charlie Bass who served from April 1997 to March 2000 without cash remuneration, and from increases in the administrative support staff. 14% of the increase in 2001 over 2000 was due to higher costs of business insurance and higher professional fees associated with our growth. In July 2000, our Common Stock was listed on the Nasdaq National Market System, and our expenses in 2001 reflect the higher fees associated with that listing. We also experienced significant growth in our shareholder base during 1999 and early 2000, increasing the costs of our shareholder printing and mailing costs.

General and administrative expense outlook for 2002. We expect our general and administrative expense to grow moderately in 2002 due to higher expenses associated with growth including higher professional fees and increased insurance costs and higher occupancy costs resulting from renewal of our facilities lease at the end of December 2001.

Charges Related to Compensatory Stock Option Grants

Our charges related to compensatory stock option grants were nominal in 2001. We reported stock-based compensation expense of $1.8 million in 2000 relating to the value of stock options vesting during the year held by consultants and others that are not employees or members of the board of directors (limited to grants for services solely in their capacity as a director). $1.5 million of the expense in 2000 is attributed to the change of status of Mr. Charlie Bass in late March 2000 from Chairman and CEO to Chairman, which required us to reclassify a stock option grant he received relating to his services as CEO from an employee grant (while CEO) to a non-employee grant subject to compensatory charges to operations. Mr. Bass' grant was accelerated to fully vest during the third quarter of 2000 and no additional charges relating to this grant will be incurred. The remaining expense of $0.3 million in 2000 related to the accelerated vesting of remaining stock options for two terminating directors that occurred in the second quarter of 2000. This expense is a non-cash expense and the same amount is credited to Additional Paid-in Capital.

Outlook for 2002: We did not issue any new grants to consultants during 2000 or 2001 and charges relating to compensatory stock option grants during 2002 are not expected to be significant.

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

Interest Income, Interest Expense, Net

Interest income in 2001 of approximately $0.2 million reflects interest earned on cash balances. Interest income in 2000 of approximately $0.4 million reflects interest on higher cash balances during the year from an equity financing of $4.7 million completed in December 1999, of which $4.3 million was on hand at December 31, 1999, from the exercise of $4.6 million of public warrants during 2000, from the exercise of $0.9 million of other options and warrants throughout the year, and from the issuance of $0.5 million in common stock upon the exercise of preemptive rights by the Company's Series D convertible preferred stockholders. Interest income in 1999 was not significant. Interest expense in all three years relates to interest on equipment lease financing obligations, and in 1999 to interest on outstanding bank line balances, which were not used during 2000.

Income Taxes

There were no provisions for Federal or state income taxes for the years ended December 31, 2001, 2000, and 1999 as the Company incurred net operating losses in all periods.

Preferred Stock Dividend; Accretion of Preferred Stock

Preferred stock dividends reflect dividends accrued at a rate of 8% per annum on unconverted Series B convertible preferred stock issued during the first quarter of 1998, on Series C convertible preferred stock issued during the first and second quarters of 1998, and on Series D convertible preferred stock issued during the fourth quarter of 1998. These preferred shares were convertible into common stock at the discretion of the holder. The preferred shares were substantially converted into common shares during 1999 and the balance converted in 2000, and no further dividends accrued in 2001 or will accrue in 2002.

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

Liquidity and Capital Resources

We have historically financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $44 million in equity capital. We have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly operating losses at least through the first quarter of 2003 and possibly longer. We have historically needed to raise capital to fund our operating losses.

Cash used in operating activities was $4.2 million compared to $1.7 million in 2000 and $1.4 million in 1999. The use of cash resulted from financing our net loss of $6.1 million in 2001, $3.7 million in 2000, and $0.8 million in 1999, adjustments for non cash items including depreciation, amortization, stock option charges, and amortization of goodwill and intangibles totaling $2.1 million in 2001, $2.5 million in 2000, and $0.2 million in 1999, and changes in working capital balances resulting in a use of cash for the years presented of $0.3 million in 2001, $0.5 million in 2000, and $0.7 million in 1999. Changes in working capital balances during 2001 reflect changes between the end of the year and the beginning of the year, including lower accounts receivable balances from increased collections and the timing of shipments earlier in the fourth quarter, a moderate decrease in inventories, lower accounts payable balances reflecting lower inventory purchases in the fourth quarter, lower accrued expense balances reflecting salary reductions and mandatory vacation policies in effect during the fourth quarter, and lower deferred revenue balances that reflected inventory shipped into retail channels at the end of 2000 that had either been sold or returned by the end of 2001. Changes in working capital balances in 2000 and in 1999 are primarily related to growth including increases in accounts receivables as a direct result of increased revenues, and higher inventories to support anticipated increased revenues, partially offset by increases in accounts payable related to increased levels of inventories, higher accrued payroll related to increased headcount, and higher deferred revenue relating to inventory shipped into retail channels for which revenue recognition had been deferred.

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

Cash provided by financing activities was $1.9 million in 2001, $6.0 million in 2000, and $4.9 million in 1999. At the end of 2001, we drew $1.3 million in cash against our revolving credit line which we repaid in January 2002. We did not use our credit line at the end of 2000 or 1999. During 2001, $0.6 million in stock options and warrants were exercised. During 2000, holders exercised $4.5 million of our public warrants to acquire 2.3 million shares of common stock, holders exercised $0.4 million of other warrants to acquire 0.4 million shares of common stock, and holders exercised $0.5 million of employee stock options to acquire 0.8 million shares of common stock. During 2000, we also sold $0.5 million in common stock upon exercise of preemptive rights by holders of our Series D preferred stock. In 1999, we issued common shares in an equity financing completed in December 1999 of $4.7 million and issued additional common shares through the exercise of warrants and options in the amount of $0.8 million. We also paid off our equipment lease lines of approximately $41,000, upon maturity, and paid off our revolving bank credit line balance of $0.5 million.

In March 2002 we completed a private placement of 381,760 shares of our common stock to increase our working capital and cash balances. The offering was sold at a price of $1.59 per share of common stock and resulted in gross proceeds of approximately $607,000. We estimate net proceeds after placement fees and legal expenses to be approximately $419,000. In connection with the offering, we issued to investors warrants to purchase an additional 95,439 shares of our common stock and issued to our placement agent a warrant to purchase 22,905 shares of our common stock, which could result in additional proceeds if exercised. Two members of our Board of Directors invested an aggregate of $130,000 in this offering.

In March 2002, we entered into an agreement with Nokia to acquire Nokia ' s CompactFlash Bluetooth Card technology and product line. The agreement further provides for an aggregate purchase price of Euro 3,000,000, ($2,630,000) which will be paid using funds from Socket's working capital. Of that amount, Euro 1,000,000 ($881,000) was paid at time of contract signing. The balance is payable in installments through September 2003. We are using forward purchase contracts for Euros in order to fix the future payments to Nokia in U.S. dollars. In addition to the Nokia agreements, we have binding agreements for an aggregate of $637 thousand in ordinary course inventory purchases over the next 12 months and aggregate annual minimum lease payments under all operating leases of approximately $0.6 in 2002 and approximately $0.5 million in 2003 through 2006.

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

As of December 31, 2001, our cash balance was not sufficient to fund operations through fiscal 2002, and we anticipated a need to raise additional funding of one to three million dollars in 2002 to fund operations. Since December 31, 2001, we raised equity financing in an aggregate gross amount of $1.6 million. We anticipate a need to raise additional capital of one to two million dollars in 2003 to fund operations, and there are no assurances that additional capital will be available on acceptable terms, if at all . In the event we are unable to raise sufficient additional capital to meet our requirements, we may not be able to continue some or all of our current operations.

Our contractual obligations are outlined in the table below:

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

We will apply Statement 142 beginning in the first quarter of 2002. Application of the non-amortization provisions of Statement 142 is expected to result in an increase in net income of $1.4 million in 2002. We will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We expect to perform the first of the required impairment tests of goodwill as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. We have not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, (FAS 143), " Accounting for Asset Retirement Obligations, " which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. We are required to adopt FAS 143 in fiscal 2002 and we do not believe that the adoption of FAS 143 will have a material effect on our financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, (FAS 144), " Accounting for the Impairment or Disposal of Long-Lived Assets, " which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, " Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. " We are required to adopt FAS 144 in fiscal 2002 and we have not yet determined what effect, if any, the adoption of FAS 144 will have on our financial position or results of operations.

Risk Factors

If we fail to raise additional capital to fund our operations, we may not be able to continue as a going concern .

Our independent auditors included an explanatory paragraph in their audit report included in this amended Annual Report on Form 10-K/A describing conditions that raise substantial doubt about our ability to continue as a going concern. We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2001, we had working capital of $ 4.1 million, and an accumulated deficit of $ 28.9 million. For the year ended December 31, 2001, we used cash for operating activities of $ 4.2 million and had a net loss of $ 6.1 million. In March 2002, we acquired from Nokia Corporation their CompactFlash Bluetooth Card technology and product line for approximately $2.6 million. We paid $881,000 at time of contract signing, and will pay the balance in installments through the end of 2003.

We expect our losses and negative cash flows to continue, which will require us to obtain one to three million dollars of additional financing during 2002 through selling additional equity or debt securities or obtaining additional credit facilities from lenders. We cannot assure you that additional financing will be available on acceptable terms, if at all, and such terms may be dilutive to existing stockholders. If we are unable to secure the necessary financing, we will need to suspend some or all of our current operations.

We have a history of operating losses, and we cannot assure you that we will achieve ongoing profitability.

We have incurred significant operating losses since our inception . We expect to incur quarterly operating losses through the first quarter of 2003 and possibly longer. For the fiscal year ended December 31, 2001, we incurred a net loss of $6.1 million. To achieve profitability , we must accomplish numerous objectives, including developing successful new products, expanding our distribution channels, responding to competitive threats, improving our profit margins and keeping our operating expenses low. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we cannot assure you that we will generate sufficient net revenue to achieve ongoing profitability. If we cannot achieve profitability, we may not be able to remain in business or may be compelled to substantially curtail our operations.

If the market for handheld computers fails to grow, we might not achieve our sales expectations .

Substantially all of our products are designed for use in mobile personal computers, including handhelds, notebook computers and tablets. If the mobile personal computer industry does not grow or growth slows , we might not achieve our sales expectations.

Our sales would be hurt if the new technologies used in our products do not become popular.

Many of our products use new technology, such as the Bluetooth wireless standard and 2D bar code scanning , which are not yet widely adopted in the market. If these technologies fail to become widespread, our sales will suffer.

If third parties do not produce innovative products that are compatible with our products, we might not achieve our sales expectations.

Our success is dependent upon the ability of third parties in the mobile personal computer industry to complete development of products that include or are compatible with our technology and to sell their products into the marketplace. Our ability to generate increased revenue depends significantly on the commercial success of Windows-powered handheld devices, particularly the Pocket PC, and other devices , such as the new line of handhelds with expansion options offered by Palm. If manufacturers are unable to ship new products such as Pocket PC and other Windows-powered devices or Palm devices on schedule, or if these products fail to achieve or maintain market acceptance , our base of potential customers would be reduced and we would not be able to meet our sales expectations .

We operate in a volatile market and could face increased competition in the future, which would adversely affect our financial performance .

The market for handheld computers in which we operate is very volatile. Our future financial performance is dependent on a number of unpredictable factors, including:

  the lifespan for our products is unpredictable because new technologies develop and mature rapidly;
  consolidation among our competitors is resulting in companies with greater financial, marketing, and technical resources;
  we periodically face intense price competition particularly when our competitors have excess inventories; and
  new devices, such as new handheld computers, may emerge that have connectivity functions built-in, making our products obsolete.

Increased competition could result in price reductions, fewer customer orders, reduced margins, and loss of market share . Our failure to compete successfully against current or future competitors could harm our business, operating results, or financial condition.

If we fail to develop and introduce new products rapidly and successfully, we will not be able to compete effectively and our ability to generate sufficient revenues will be negatively impacted .

The market for our products is prone to rapidly changing technology and evolving industry standards and short product life cycles. If we are unsuccessful at developing and introducing new products on a timely basis that include the latest technologies conforming with the newest standards and are appealing to end users, we will not be able to compete effectively and our ability to generate sufficient revenues will be seriously harmed.

The development of new products can be very difficult and requires high levels of innovation. The development process is also lengthy and costly. Short product life cycles expose our products to the risk of obsolescence and require frequent new product introductions. If we fail to:

  identify emerging standards in the field of mobile computing products;
  enhance our products by adding additional features;
  invest significant resources in research and development, sales and marketing, and customer support;
  maintain superior or competitive performance in our products; and
  anticipate our end users' needs and technological trends accurately,

we will be unable to introduce new products and services into the market on a timely basis or compete successfully. We cannot be sure that we will have sufficient resources to make adequate investments in research and development or that we will be able to make the technological advances necessary to be competitive.

If we do not correctly anticipate demand for our products, our operating results will suffer.

The demand for our products depends on many factors and will be difficult to forecast. We expect that will be difficult to forecast demand as we introduce and support more products, and as competition in the market for our products intensifies.

If demand increases beyond forecasted levels , we would have to rapidly increase production at our third-party manufacturers. We depend on suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough to meet unexpected demand. Even if we were able to procure enough components, our third-party manufacturers might not be able to produce enough of our devices to meet our customer demand. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs could lower our profit margins. Further, if production is increased rapidly, manufacturing yields could decline, which may also lower operating results .

If demand is lower than forecasted levels , we could have excess production resulting in higher inventories of finished products and components, which could lead to write-offs of some or all of the excess inventories. Lower than forecasted demand could also result in excess manufacturing capacity at our third-party manufacturers and our failure to meet some minimum purchase commitments, each of which may lower our operating results.

We depend on alliances and other business relationships with a small number of third parties, and a disruption in any one of these relationships would hinder our ability to develop and sell our products.

We depend on strategic alliances and business relationships with leading participants in various segments of the communications and mobile personal computer markets to help us develop and market our products. In accordance with this strategy, we have entered into alliances or relationships with Cambridge Silicon Radio, HandHeld Products, Hewlett-Packard, Hitachi, Intermec, Microsoft, Nokia Corporation, Palm, Sprint PCS, Symbol Technologies, and Toshiba Corporation. Our strategic partners may revoke their commitment to our products or services at any time in the future or may develop their own competitive products or services. Accordingly, our strategic relationships may not result in sustained business alliances, successful product or service offerings, or the generation of significant revenues. Failure of one or more of such alliances could result in delay or termination of product development projects, failure to win new customers, or loss of confidence by current or potential customers.

We have devoted significant research and development resources to design activities for Windows-powered mobile products and, more recently, to design activities for products to work with Palm devices. Such design activities have diverted financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft or Palm is obligated to continue the collaboration or to support the products produced from the collaboration. Consequently, Microsoft or Palm may terminate their collaborations with us for a variety of reasons including our failure to meet agreed-upon standards or for reasons beyond our control, such as changing market conditions, increased competition, discontinued product lines, and product obsolescence.

A significant portion of our revenue currently comes from a single distributor , and any decrease in revenue from this distributor could harm our business.

A significant portion of our revenue comes from one distributor , Ingram Micro , which represented approximately 23% of our worldwide revenue in fiscal 2001. We expect that a significant portion our revenue will continue to depend on sales to Ingram Micro. We do not have long-term commitments from this distributor to carry our products, and they could choose to stop selling some or all our products at any time. If we lose our relationship with this distributor, we could experience disruption and delays in marketing our products.

We rely on distributors, resellers, and original equipment manufacturers to sell our products, and our sales would suffer if any of these third parties stops selling our products effectively.

Because we sell our products primarily through distributors, resellers, and original equipment manufacturers, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distributors may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build up could contribute to higher levels of product returns. The lack of sales by any one of our major distributors or original equipment manufacturers could result in excess inventories and adversely affect our operating results.

Our agreements with distributors, resellers, and original equipment manufacturers are generally nonexclusive and may be terminated on short notice by them without cause. Our distributors, resellers, and original equipment manufacturers are not within our control, are not obligated to purchase products from us, and may represent competitive lines of products.

Our current sales growth expectations are contingent in large part on our ability to enter into additional distribution relationships and expand our retail sales channels. We cannot predict whether we will be successful in establishing new distribution relationships, expanding our retail sales channels or maintaining our existing relationships. A failure to enter into new distribution relationships or to expand our retail sales channels could adversely impact our ability to grow our sales. We allow our distributors to return a portion of our inventory to us for full credit against other purchases. In addition, in the event we reduce our prices, we credit our distributors for the difference between the purchase price of products remaining in their inventory and our reduced price for such products. Actual returns and price protection may adversely affect future operating results, particularly since we seek to continually introduce new and enhanced products and are likely to face increasing price competition.

Our intellectual property and proprietary rights may be insufficient to protect our competitive position.

Our business depends on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, trade secret laws , and other restrictions on disclosure to protect our proprietary technologies. We cannot be sure that these measures will provide meaningful protection for our proprietary technologies and processes. We cannot be sure that any patent issued to us will be sufficient to protect our technology. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to license certain of our patents to other parties, including our competitors, that develop products based upon the adopted standards.

We also generally enter into confidentiality agreements with our employees, distributors, and strategic partners, and generally control access to our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services, or technology without authorization, develop similar technology independently, or design around our patents.

Effective copyright, trademark, and trade secret protection may be unavailable or limited in certain foreign countries. Furthermore, certain of our customers have entered into agreements with us which provide that the customers have the right to use our proprietary technology in the event we default in our contractual obligations, including product supply obligations, and fail to cure the default within a specified period of time.

We may become subject to claims of intellectual property rights infringement, which could result in substantial liability .

In the course of our business, we may receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. Many of our competitors have large intellectual property portfolios, including patents that may cover technologies that are relevant to our business. In addition, many smaller companies, universities, and individuals have obtained or applied for patents in areas of technology that may relate to our business. The industry is moving towards aggressive assertion, licensing, and litigation of patents and other intellectual property rights .

If we are unable to obtain and maintain licenses on favorable terms for intellectual property rights required for the manufacture, sale, and use of our products, particularly those products which must comply with industry standard protocols and specifications to be commercially viable, our results of operations or financial condition could be adversely impacted.

In addition to disputes relating to the validity or alleged infringement of other parties' rights, we may become involved in disputes relating to our assertion of our intellectual property rights. Whether we are defending the assertion of intellectual property rights against us or asserting our intellectual property rights against others, intellectual property litigation can be complex, costly, protracted, and highly disruptive to business operations by diverting the attention and energies of management and key technical personnel. Plaintiffs in intellectual property cases often seek injunctive relief, and the measures of damages in intellectual property litigation are complex and often subjective or uncertain. Thus, any adverse determinations in this type of litigation could subject us to significant liabilities and costs.

New industry standards may require us to redesign our products, which could substantially increase our operating expenses.

Standards for the form and functionality of our plug-in products are established by standards committees. Separate committees establish standards for our PC Card products, our CompactFlash card products, and our Secure Digital plug-in card products. These standards evolve and change over time. Our plug-in products must comply with the industry standards that apply to the connection slots that they plug into. We must continue to identify and ensure compliance with evolving industry standards to remain competitive. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers. Should any unanticipated changes occur, we would be required to invest significant time and resources to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we would miss opportunities to have our products specified as standards for new hardware components designed by mobile computer manufacturers and original equipment manufacturers .

Undetected flaws and defects in our products may disrupt product sales and result in expensive and time-consuming remedial action.

Our hardware and software products may contain undetected flaws, which may not be discovered until customers have used the products . From time to time, we may temporarily suspend or delay shipments or divert development resources from other projects to correct a particular product deficiency. Efforts to identify and correct errors and make design changes may be expensive and time consuming. Failure to discover product deficiencies in the future could delay product introductions or shipments, require us to recall previously shipped products to make design modifications, or cause unfavorable publicity, any of which could adversely affect our business and operating results .

Our quarterly operating results may fluctuate in future periods, which could cause our stock price to decline .

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
  the timing of the introduction of new products that work with our connection products;
  changes in the proportion of revenues attributable to royalties and engineering development services;
  product mix;
  timing of software enhancements;
  changes in the level of operating expenses;
  competitive conditions in the industry including competitive pressures resulting in lower average selling prices ; and
  timing of distributor's shipments to their customers.

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

The loss of one or more of our senior personnel could harm our existing business.

A number of our officers, senior managers and product development engineers have been employed for seven to ten years. The officers with this longevity of service include our President, Chief Financial Officer, Chief Technical Officer, and Senior Vice President for Business Development/General Manager Embedded and Industrial Systems Unit. This experience is invaluable in understanding the markets we serve, our history, our products and the key relationships important to our success. Our future success will depend upon the continued service of key officers, senior managers, engineers and other personnel. Competition for senior executives and skilled technical staff is intense and there can be no assurance that we will be able to retain our existing senior personnel. The loss of key senior employees could adversely affect our ability to compete.

If we are unable to attract and retain highly skilled sales and marketing and product development personnel, our ability to develop new products and product enhancements will be adversely affected.

We believe our ability to achieve increased revenues and to develop successful new products and product enhancements will depend in part upon our ability to attract and retain highly skilled sales and marketing and product development personnel. Our products involve a number of new and evolving technologies, and we frequently need to apply these technologies to the unique requirements of mobile connection products. Our personnel must be familiar with both the technologies we support and the unique requirements of the products we connect to. Competition for such personnel is intense, and we may not be able to attract and retain such key personnel. In addition, our ability to hire and retain such key personnel will depend upon our ability to raise capital or achieve increased revenue levels to fund the costs associated with such key personnel. Failure to attract and retain such key personnel will adversely affect our ability to develop new products and product enhancements .

We may not be able to collect revenues from customers who experience financial difficulties.

Our accounts receivables are derived primarily from distributors and original equipment manufacturers. We perform ongoing credit evaluations of our customers' financial conditions but generally require no collateral. Reserves are maintained for potential credit losses, and such losses have historically been within our expectations. However, many of our customer may be thinly capitalized and may be prone to failure in adverse market conditions. To the extent that a large customer fails or is unable to pay us , we are exposed to credit risk to the extent of the amounts due to us. Although our collection history has been good, from time to time a customer may run into financial difficulty resulting in bankruptcy or otherwise creating an inability to pay us what is due .

We may be unable to manufacture our products because we are dependent on a limited number of qualified suppliers for our components.

Several of our component parts , including our serial interface chip, our Ethernet chip, and our bar code scanning engines, are produced by one or a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. If we are unable to procure certain component parts , we could be required to reduce our operations while we seek alternative sources for these components , which could have a material adverse effect on our financial results. To the extent that we acquire extra inventory stocks to protect against possible shortages, we would be exposed to additional risks associated with holding inventory , such as obsolescence, excess quantities, or loss.

Our operating results could be harmed by economic, political, regulatory and other risks associated with export sales.

Export sales (sales to customers outside the United States) accounted for approximately 38% of our revenue in 2001. Accordingly, our operating results are subject to the risks inherent in export sales, including:

  longer payment cycles;
  unexpected changes in regulatory requirements, import and export restrictions and tariffs;
  difficulties in managing foreign operations;
  the burdens of complying with a variety of foreign laws;
  greater difficulty or delay in accounts receivable collection;
  potentially adverse tax consequences; and
  political and economic instability.

Our export sales are predominately denominated in United States dollars and in Euros for a portion of our sales to European distributors. Accordingly, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and therefore potentially less competitive in foreign markets . Declines in the value of the Euro relative to the United States dollar may result in foreign currency losses relating to collection of Euro denominated receivables.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, and other events beyond our control.

Our corporate headquarters is located near an earthquake fault. The potential impact of a major earthquake on our facilities, infrastructure, and overall business is unknown . Additionally, we may experience electrical power blackouts or natural disasters that could interrupt our business. We do not have a detailed disaster recovery plan. We do not carry sufficient business interruption insurance to compensate us for losses that may occur . Any losses or damages incurred by us as a result of these events could have a material adverse effect on our business.

Should our common stock trade below $1 for a period of time, our common stock may be delisted from the Nasdaq stock market, which would have a materially adverse effect on the liquidity and price of our common stock.

Our common stock traded as low as $1.02 during 2001. Our Nasdaq National Market listing is contingent on meeting specific quantitative standards, including a minimum bid price of $1.00. We may not be able to meet these requirements in the future, particularly if our stock fails to trade at above $1.00 per share. If our common stock is delisted from the Nasdaq National Market, we could trade on the Nasdaq SmallCap Market, but should we fail to trade above $1.00 per share for the grace periods allowed by Nasdaq, we could be delisted from Nasdaq and trade on the over-the-counter market, where our stockholders' ability to purchase and sell our common stock could be less orderly and efficient. Stockholders could be forced to pay higher margins to trade our stock. Furthermore, a delisting of our common stock could have a materially adverse impact on our business operations by damaging our general business reputation and impairing our ability to obtain additional capital. As a result of the negative impact on the liquidity of our common stock and on our business, a delisting would also likely decrease the market price of our common stock and increase the volatility of our stock price.

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

As of March 15, 2002, we had 23,637,635 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 or S-8/S-3 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act of 1933, as amended.

As of March 15, 2002, we also had 4,510,223 shares subject to outstanding options under our stock option plan and 1,315,972 shares were available for future issuance under these plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plan. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of March 15, 2002, we also had warrants outstanding to purchase a total of 923,029 shares of our common stock.

Volatility in the trading price of our common stock could negatively impact the price of our common stock.

During the period from January 1, 2001 through March 15, 2002, our stock price fluctuated between a high of $7.25 and a low of $1.02. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry . In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies . These broad market fluctuations may adversely affect the trading price of our common stock.

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

The accompanying financial statements have been prepared assuming that Socket Communications, Inc. will continue as a going concern. As discussed in Note 1, the Company has incurred recurring operating losses since inception and has an accumulated deficit and the Company's current cash balances are not sufficient to fund its planned operating activities through fiscal 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ernst & Young LLP

San Jose, California
February 12, 2002

SOCKET COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS
	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$ 4,815,245	$ 7,422,104
Accounts receivable, net of allowance for doubtful accounts of $83,606 at December 31, 2001 and $46,365 at December 31, 2000	2,197,980	2,693,822
Inventories	1,794,929	1,980,021
Prepaid expenses & other current assets	251,653	181,023
Total current assets	9,059,807	12,276,970

Property and equipment:
Machinery and office equipment	1,278,132	1,127,965
Computer equipment	604,479	578,408
Total property and equipment	1,882,611	1,706,373
Accumulated depreciation & amortization	(1,345,058)	(1,031,624)
Total property and equipment net of depreciation	537,553	674,749
Goodwill and other intangibles, net of amortization of $2,104,650 at December 31, 2001 and $420,930 at December 31, 2000	9,017,136	10,700,856
Other assets	211,496	269,220
Total assets	$ 18,825,992	$ 23,921,795

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	2,587,067	$ 2,843,835
Accrued expenses	41,590	156,338
Accrued payroll and related expenses	416,799	517,052
Bank line of credit	1,317,000	--
Deferred revenue	595,539	1,046,804
Current portion of capital leases and equipment financing notes	26,409	22,327
Total current liabilities	4,984,404	4,586,356

Long term portion of capital leases and equipment financing notes	44,437	67,951
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value: Authorized shares - 100,000,000 Issued and outstanding shares - 23,604,501 at December 31, 2001 and 22,746,136 at December 31, 2000	23,605	22,746
Additional paid-in capital	42,700,503	42,108,460
Accumulated deficit	(28,926,957)	(22,863,718)
Total stockholders' equity	13,797,151	19,267,488
Total liabilities and stockholders' equity	$ 18,825,992	$ 23,921,795

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
Revenues	$ 12,330,200	$ 11,550,479	$ 6,876,108
Cost of revenue	5,825,454	5,233,881	2,801,091
Gross profit	6,504,746	6,316,598	4,075,017
Operating expenses:
Research and development	3,746,388	2,774,720	1,231,683
Sales and marketing	5,136,323	3,773,718	2,366,652
General and administrative	2,116,962	1,628,489	1,236,500
Amortization of deferred compensation related to compensatory stock option grants (see Note)	33,604	1,844,698	59,566
Amortization of goodwill and intangibles	1,683,720	420,930	--
Total operating expenses	12,716,997	10,442,555	4,894,401
Operating loss	(6,212,251)	(4,125,957)	(819,384)
Interest income	169,914	385,583	12,005
Interest expense	(20,902)	(7,136)	(37,441)
Net loss	(6,063,239)	(3,747,510)	(844,820)
Preferred stock dividends	--	(47,179)	(245,548)
Net loss applicable to common stockholders	$ (6,063,239)	$ (3,794,689)	$ (1,090,368)
Basic and diluted net loss per share applicable to common stockholders	$ (0.26)	$ (0.18)	$ (0.11)
Weighted average shares outstanding basic and diluted	23,436,239	20,533,752	9,939,198

See accompanying notes.

Note: Amortization of deferred compensation related to compensatory stock option grants includes general and administrative expense of $1,532,190 in 2000 and sales and marketing expense of $33,604, $312,508 and $59,566 in 2001, 2000 and 1999, respectively.

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

See accompanying notes.

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

Goodwill and Other Intangible Assets

Goodwill is amortized on a straight-line basis over the estimated useful life, generally 7 years. The carrying values of long-term assets and intangibles are reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that carrying values of long-term assets, other intangibles, and associated goodwill will not be recoverable based on projected undiscounted future cash flows, carrying values are reduced to estimated fair values by first reducing goodwill and second by reducing long-term assets and other intangibles. Amortization of goodwill for the years ended 2001 and 2000 was $1,432,976 and $358,244, respectively. Amortization of other intangible assets for the years ended 2001 and 2000 was $250,744 and $62,686, respectively

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards become effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Based on acquisitions completed as of June 30, 2001, application of the non-amortization provisions of these rules is expected to result in an increase in net income of approximately $1,433,000 per year as compared to fiscal 2001.

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
Numerator:
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

The following is a summary of the purchase price allocation:

	Amount	Estimated Useful Life
Tangible assets less liabilities assumed	$ 197,338	n/a
Developed technology	835,125	6.7 years
Assembled workforce	255,824	3.0 years
Goodwill	10,030,837	7.0 years
Total purchase price	$ 11,319,124

Identified intangible assets as of December 31, 2001 consisted of the following:

	Est Useful Life (Yrs)	Gross Assets	Accumulated Amortization	Net
Flywheel Project management tools	8.5	$ 570,750	$ (83,932)	$ 486,818
Development software	3.0	111,375	(46,404)	64,971
Schematic Library	2.5	153,000	(76,500)	76,500
Subtotal developed technology		835,125	(206,836)	628,289
Assembled workforce	3.0	255,824	(106,595)	149,229
Goodwill	7.0	10,030,837	(1,791,219)	8,239,618
Total identified intangible assets		$11,121,786	$(2,104,650)	$9,017,136

Amortization of developed technology was $165,468 in 2001 and $41,368 in 2000. Amortization of goodwill (including assembled work force) was $1,518,252 in 2001 and $379,562 in 2000.

Identified intangible assets as of December 31, 2000 consisted of the following:

	Est Useful Life (Yrs)	Gross Assets	Accumulated Amortization	Net
Flywheel Project management tools	8.5	$ 570,750	$ (16,787)	$ 553,963
Development software	3.0	111,375	(9,281)	102,094
Schematic Library	2.5	153,000	(15,300)	137,700
Subtotal developed technology		835,125	(41,368)	793,757
Assembled workforce	3.0	255,824	(21,318)	234,506
Goodwill	7.0	10,030,837	(358,244)	9,672,593
Total identified intangible assets		$11,121,786	$(420,930)	$10,700,856

Based on identified intangible assets recorded at December 31, 2001, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

2002:	$165,472
2003:	$110,291
2004 through 2006:	$ 67,147

As required by SFAS 142, the results for the years ended December 31, 2001, 2000, and 1999 have not been restated. The following table discloses the effect on net loss and basic and diluted net loss per share as if we accounted for goodwill under SFAS 142 for all periods presented:

	Years Ended December 31,
	2001	2000	1999
Reported net loss	$ (6,063,239)	$ (3,794,689)	$ (1,090,368)
Goodwill and workforce amortization	1,518,252	379,562	--
Adjusted net loss	$ (4,544,987)	$ (3,415,127)	$ (1,090,368)
Preferred stock dividends	--	(47,179)	(245,548)
Adjusted net loss applicable to common stockholders	$ (4,544,987)	$ (3,367,948)	$ (1,335,916)

Reported basic and diluted net loss per share	$ (0.26)	$ (0.18)	$ (0.11)
Goodwill and workforce amortization per share	0.07	0.02	--
Adjusted basic and diluted net loss per share	(0.19)	(0.16)	(0.11)
Preferred stock dividends per share	--	--	(0.02)
Adjusted net loss applicable to common stockholders per share	$ (0.19)	$ (0.16)	$ (0.13)

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

2002	$ 37,644
2003	37,644
2004	13,359
Total minimum payments	88,647
Less amount representing interest	(17,801)
Present value of net minimum payments	70,846
Less current portion	(26,409)
Long-term portion	$ 44,437

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

Information with respect to the 1993 Plan is summarized as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Price Per share
Balance at December 31, 1998	112,096	71,412	$0.63
Canceled	2,806	(2,806)	$0.64
Balance at December 31, 1999	114,902	68,606	$0.63
Exercised	--	(65,460)	$0.63
Balance at December 31, 2000 & 2001	114,902	3,146	$0.64

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10. Directors and Executive Officers

Our executive officers, directors and nominees and their ages and positions as of April 22, 2002 are as follows:

Name	Age	Current Position with the Company	First Appointed
Charlie Bass	60	Chairman of the Board	1992
Kevin J. Mills	41	President, Chief Executive Officer and Director	2000
Micheal L. Gifford	43	Executive Vice President and Director	1992
Gianluca Rattazzi	49	Director	1998
Leon Malmed	64	Director	2000
Enzo Torresi	57	Director	2000
Burnett W. Donoho	62	Director	2000
David W. Dunlap	59	Vice President Finance and Administration, Chief Financial Officer and Secretary	1995
Leonard L. Ott	43	Chief Technical Officer	1994
Paul T. Hughes	53	Vice President of Operations	2000
Robert J. Miller	51	Vice President of Engineering	2000
Peter Sealey	51	None	--

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

Enzo Torresi has been a director of Socket since June 2000. Dr. Torresi is the Managing Partner of myQube Ventures, a venture capital fund based in Milano, Italy. In 1997 and 1998, he was Chairman and CEO of ICAST Corporation, a software company specializing in broadcasting solutions for the Internet. During 1995 and 1996 he was Entrepreneur-In-Residence at Accel Partners, a venture capital fund. From November 1993 to 1994, he was Vice-Chairman of Power Computing Corporation, a PC manufacturer he cofounded. From 1989 to October 1994, Dr. Torresi was President and Chief Executive Officer of NetFRAME Systems, Inc., a computer manufacturer that is now part of Micron Electronics, Inc. Dr. Torresi holds a Doctorate in Electronics Engineering from the Polytechnic Institute in Turin, Italy.

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

Paul T. Hughes was appointed Vice President of Operations in October 2000. From April 1996 to October 2000, Mr. Hughes was cofounder and President of 3rd Rail Engineering, an engineering design and services company that was acquired by the Company in October 2000. Mr. Hughes has completed numerous advanced technical courses over his career spanning twenty-four years.

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

Item 11. Executive Compensation

The following table sets forth the compensation paid by the Company during the fiscal years ended December 31, 2001, 2000, and 1999 to the Company's Chief Executive Officer, and the four other most highly compensated executive officers whose total 2001 salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers"):

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Other Annual Compensation ($) (2)	Securities Underlying Options (#)
Kevin J. Mills President and Cheif Executive Officer	2001	$ 146,875	$ 26,975	--	90,000
	2000	146,875	67,438	--	300,000
	1999	131,250	33,268	--	150,000
Micheal L. Gifford Executive Vice President and Director	2001	146,875	11,140	--	5,000
	2000	146,875	32,780	--	100,000
	1999	131,250	32,444	--	150,000
Paul T. Hughes (3) Vice President of Operations	2001	149,212	13,784	--	30,000
	2000	62,500	--	--	230,000
Robert J. Miller (3) Vice President of Engineering	2001	146,875	15,097	--	50,000
	2000	62,500	--	--	230,000
David W. Dunlap Vice President of Finance and Administration, Chief Financial Officer and Secretary	2001	146,875	11,690	--	65,000
	2000	146,875	31,510	--	75,000
	1999	131,250	33,209	--	150,000

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
(3) Mr. Hughes and Mr. Miller joined the Company in October 2000.

STOCK OPTION GRANTS AND EXERCISES

Stock Option Grants in Fiscal 2001

The following table sets forth certain information for the fiscal year ended December 31, 2001 with respect stock options granted during such fiscal year to the Named Executive Officers. No stock appreciation rights were granted during such year.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms (3)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal 2001 (1)	Exercise Price Per Share ($) (2)	Expiration Date	5% ($)	10% ($)
Kevin J. Mills	90,000	5.6%	$1.06	9/27/11	$ 59,997	$ 152,043
Micheal L. Gifford	75,000	4.6	1.06	9/27/11	49,997	126,703
Paul T. Hughes	30,000	1.9	1.06	9/27/11	19,999	50,681
Robert J. Miller	50,000	3.1	1.06	9/27/11	33,331	84,468
David W. Dunlap	65,000	4.0	1.06	9/27/11	43,331	109,809

(1) Based on options granted to employees during fiscal 2001 to purchase 1,620,700 shares of Common Stock.
(2) All options were granted at an exercise price equal to the fair market value of the Company's Common Stock, as determined by the Board of Directors, on the date of grant.
(3) These columns present hypothetical future values that might be realized on exercise of the options, less the exercise price. These values assume that the market price of our stock appreciates at a five and ten compound annual rate over the ten-year term of the options. The five and ten percent rates of stock price appreciation are presented as examples pursuant to the SEC's proxy rules and do not necessarily reflect management's assessment of our future stock price performance.

Aggregated Option Exercises in Fiscal 2001 and Fiscal Year-End Option Values

The following table provides information on aggregate option exercises by the Named Executive Officers during the year ended December 31, 2001 and on the value of such officers' unexercised options at December 31, 2001.

			Number of Securities Unexercised Options at December 31, 2001 (#)		Value of Unexercised In-the-Money Options at December 31, 2001 ($) (2)
Name	Shares Acquired on Exercise (#)	Value Received ($) (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Kevin J. Mills	34,582	$ 94,781	187,501	349,166	$ 136,501	$ 261,098
Micheal L. Gifford	130,066	341,766	98,893	205,624	106,639	236,948
Paul T. Hughes	--	--	68,959	191,041	3,150	47,250
Robert J. Miller	--	--	69,167	210,833	3,499	80,500
David W. Dunlap	35,000	96,033	133,855	179,895	180,250	220,849

(1) Based on the difference between the closing market price of our common stock on the date of exercise and the exercise price paid.
(2) Based upon a final closing price, as of December 31, 2001, of $1.68 per share.

EMPLOYMENT CONTRACT AND CHANGE-IN-CONTROL AGREEMENTS

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

REPORT OF THE COMPENSATION COMMITTEE

Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, that might incorporate future filings, including this Proxy Statement, in whole or in part, the following report and the Performance Graph (set forth below) shall not be incorporated by reference into any such filings.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG SOCKET COMMUNICATIONS, INC., THE RUSSELL 2000 INDEX,
THE JP MORGAN H & Q TECHNOLOGY INDEX
AND THE NASDAQ COMPUTER & DATA PROCESSING INDEX

DOLLARS
700
600
500
400
300
200
100
0
12/96
12/97
12/98
12/99
12/00
12/01
SOCKET COMMUNICATIONS, INC.
RUSSELL 2000
JP MORGAN H & Q TECHNOLOGY
NASDAQ COMPUTER & DATA PROCESSING

* $100 Invested on 12/31/96 in stock or index-
including reinvestment of dividends.
Fiscal year ending December 31.

Item 12: Security Ownership of Certain Beneficial Owners and Management

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

SOCKET COMMUNICATIONS, INC.
Registrant

Date: February 11, 2003

/s/ Kevin J. Mills Kevin J. Mills President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Kevin J. Mills	President and Chief Executive Officer (Principal Executive Officer)	February 11, 2003
Kevin J. Mills

By	/s/ Charlie Bass*	Chairman of the Board	February 11, 2003
Charlie Bass

By	/s/ David W. Dunlap	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	February 11, 2003
David W. Dunlap

By	/s/ Micheal L. Gifford*	Executive Vice President and Director	February 11, 2003
Micheal L. Gifford

By	/s/ Enzo Torresi*	Director	February 11, 2003
Enzo Torresi

By	/s/ Gianluca Rattazzi*	Director	February 11, 2003
Gianluca Rattazzi

By	/s/ Burnett W. Donoho*	Director	February 11, 2003
Burnett W. Donoho

By	/s/ Leon Malmed*	Director	February 11, 2003
Leon Malmed

(*)	By /s/ Kevin J. Mills		February 11, 2003
Attorney-in-Fact

CERTIFICATIONS

I, Kevin J. Mills, certify that:

1. I have reviewed this annual report on Form 10-K/A of Socket Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: February 11, 2003

By: /s/ Kevin J. Mills Name: Kevin J. Mills Title: President and Chief Executive Officer (Principal Executive Officer)

I, David W. Dunlap, certify that:

1. I have reviewed this annual report on Form 10-K/A of Socket Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: February 11, 2003

By: /s/ David W. Dunlap Name: David W. Dunlap Title: Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

2.1 (1)	Agreement and Plan of Reorganization.
3.1 (2)	Certificate of Incorporation.
3.2 (2)	Bylaws.
3.3	Certificate of Amendment of Bylaws dated March 14, 2001.
4.1 (1)	Form of Registration Rights Agreement between the Company and Messrs. Paul Hughes, Robert Miller, and Tom Newman.
10.1 (2)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10.2 (2)*	1993 Stock Option/Stock Issuance Plan and forms of agreement thereunder.
10.3 (2)*	1995 Stock Plan and forms of agreement thereunder.
10.4 (3)	Standard Lease Agreement by and between Central Court, LLC and the Company dated September 15, 1996.
10.6 (4)*	Form of Amendment No.1 to Stock Option Agreement between the Company and certain Option Holders under the 1995 Stock Option Plan.
10.9 (5)*	1999 Nonstatutory Stock Option Plan.
10.10(6)*	Bonus Plan dated February 18, 1998 between the Company and certain eligible participants.
10.11(7)*	Employment Agreement dated October 5, 2000 with: Paul Hughes, Vice President of Operations and Robert Miller, Vice President of Engineering
10.12 (7)*	Employment Agreement dated December 20, 2000 with Kevin Mills, President and CEO.
10.13(7)*	Employment Agreement dated December 20, 2000 with Micheal Gifford, Executive Vice President for Business Development.
10.14(7)*	Employment Agreement dated December 20, 2000 with David Dunlap, Chief Financial Officer and Corporate Secretary.
10.15(7)*	Employment Agreement dated December 20, 2000 with John Adams, Jr., Vice President of Worldwide Sales.
10.16(7)*	Employment Agreement dated December 20, 2000 with Len Ott, Chief Technical Officer.
10.17(7)*	Form of Executive Management Bonus Plan dated December 20, 2000 between the Company and certain eligible participants.
10.18 (8)	Business Transfer Agreement For Nokia Proprietary Bluetooth Technology dated 11 March 2002 between Nokia Corporation and Socket Communications, Inc.
10.19 (8)	Second Amendment to Lease by and between Central Court, LLC and the Company dated December 14, 2001.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________

* Executive compensation plan or arrangement.

(1) Incorporated by reference to exhibits filed with Company's Form 8-K filed on October 20, 2000.

(2) Incorporated by reference to exhibits filed with Company's Registration Statement on Form SB 2 (File No. 33 91210 LA) filed on June 2, 1995 and declared effective on October 20, 2000.

(3) Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form SB 2 (File No. 333 22273) filed on February 24, 1997.

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

(8) Incorporated by reference to exhibits filed with the Company's Form 10-K filed April 1, 2002 .

Exhibit 23.1

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements and Related Prospectuses (Forms S-3 No. 333-87348, No. 333-96231, No. 333-51236, and No. 333-49001; and Form S-8 No. 333-87368, No. 333-85721, No. 333-68347, No. 333-66060, No. 333-59838, and No. 333-07669) of our report dated February 12, 2002, with respect to the consolidated financial statements of Socket Communications, Inc. included in this amended Annual Report (Form 10-K/A Amendment No. 2 ) for the year ended December 31, 2001.

/s/ ERNST & YOUNG LLP

San Jose, California
February 11, 2003

Exhibit 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin J. Mills, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Socket Communications, Inc. on Form 10-K for the fiscal year ended December 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that information contained in the Report fairly presents in all material respects the financial condition and results of operations of Socket Communications, Inc.

February 11, 2003

By: /s/ Kevin J. Mills Name: Kevin J. Mills Title: President and Chief Executive Officer

I, David W. Dunlap, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Socket Communications, Inc. on Form 10-K for the fiscal year ended December 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that information contained in the Report fairly presents in all material respects the financial condition and results of operations of Socket Communications, Inc.

February 11, 2003

By: /s/ David W. Dunlap Name: David W. Dunlap Title: Vice President of Finance and Administration and Chief Financial Officer