Form 10-Q/A
period 2002-09-30
SOCKET COMMUNICATIONS INC
filed 2003-02-13
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q/A

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
_________________________
*Derived from audited consolidated financial statements.

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

NOTE 3 - Accounting Change

Effective the beginning of fiscal 2002, the Company completed the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, " Business Combinations, " and SFAS No. 142, " Goodwill and Other Intangible Assets. " SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets. " In conjunction with the implementation of SFAS No. 142, the Company completed a transitional goodwill impairment review as of the beginning of 2002 and found no impairment.

Upon adoption of the new Business Combination rules, assembled workforce no longer meets the definition of an identifiable intangible asset. As a result, the net balance of $149,229 was reclassified to goodwill on January 1, 2002.

A reconciliation of previously reported net loss per share to the amounts adjusted for the exclusion of goodwill and workforce-in-place amortization is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net loss	$ (768,627)	$ (1,262,629)	$ (2,525,769)	$ (4,923,973)
Goodwill and workforce amortization	--	379,562	--	1,138,686
Adjusted net loss	(768,627)	(883,067)	(2,525,769)	(3,785,287)

Reported basic and diluted net loss per share	$ (0.03)	$ (0.05)	$ (0.11)	$ (0.21)
Goodwill and workforce amortization	--	0.01	--	0.05
Adjusted basic and diluted net loss per share	$ (0.03)	$ (0.04)	$ (0.11)	$ (0.16)

Identified intangible assets as of December 31, 2001 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Project management tools	$ 570,750	$ (83,932)	$ 486,818
Development software	111,375	(46,404)	64,971
Schematic Library	153,000	(76,500)	76,500
Subtotal developed technology
	835,125	(206,836)	628,289

Goodwill including assembled workforce	10,286,661	(1,897,814)	8,388,847
Total identified intangible assets	$ 11,121,786	$ (2,104,650)	$ 9,017,136

Identified intangible assets as of September 30, 2002 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Project management tools	$ 570,750	$ (134,294)	$ 436,456
Development software	111,375	(74,250)	37,125
Schematic Library	153,000	(122,400)	30,600
Bluetooth CompactFlash technology	900,000	(166,129)	733,871
Licensing agreement	80,000	(59,068)	20,932
Subtotal developed technology
	1,815,125	(556,141)	1,258,984
Goodwill	11,695,760	(1,897,814)	9,797,946
Total identified intangible assets	$ 13,510,885	$ (2,453,955)	$ 11,056,930

Based on identified intangible assets recorded at September 30, 2002 and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

2002:	$487,000
2003:	$410,000
2004:	$367,000
2005:	$126,000
2006:	$ 67,000

Additional information about the business and technology acquisition from Nokia is contained in Note 5.

NOTE 4- Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	September 30, 2002	December 31, 2001
Raw materials and subassemblies	$ 1,884,573	$ 1,632,716
Finished goods
Held on site	159,640	162,213
Consigned at major retailer	423,076	--
Total finished goods	582,716	162,213
Total	$ 2,467,289	$ 1,794,929

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

The Company is using forward purchase contracts and swap contracts for Euros in order to fix the future payments to Nokia in U.S. dollars. The Company accounts for derivative instruments and hedging activity in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended, which requires the Company to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for gains or losses from changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, as well as the type of hedging relationship. The Company has used currency forward contracts to minimize the exposure to variability in the anticipated Euro cash flows. Due to the change in the payment schedule with Nokia, these derivatives do not qualify for SFAS 133 hedge accounting treatment. Accordingly, the change in fair value of this derivative is recorded immediately to earnings. The Company had forward contracts to buy and sell foreign currencies with a fair value U.S. dollar equivalent of $1,928,484 at September 30, 2002. The Company recorded the related short-term and long-term derivative asset of $207,700.

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

NOTE 10 - Preferred Stock Financing (Subsequent Event)

On October 3, 2002, the Company sold 100,000 shares of Series E redeemable convertible preferred stock in a private placement financing at a price of $10.00 per share. The net proceeds after costs and expenses were $809,873. The preferred stock converts into shares of Socket Communications common stock or will be redeemed for cash in fifteen equal monthly installments commencing January 31, 2003. Each share of preferred stock will be converted into approximately 11.5 shares of common stock (a conversion price of $0.87 per common share) if the market price of the Company's common stock at the time of conversion is 125% or more of the conversion price. Otherwise, the Company may, at its option, redeem the preferred shares for cash or issue additional shares in accordance with the financing agreement. The preferred stock carries a dividend preference of 12% per year payable in preference to payment of any dividend on the Company's common stock. Dividend payments may be made, at the Company's election, either in cash or in shares of common stock. The Company may require all or a portion of the preferred stock to convert into common stock at any time, subject to certain limitations. The number of shares issuable upon such a mandatory conversion of a share preferred stock will equal the Stated Value of such share (initially $10) divided by the lower of (1) the conversion price then in effect, and (2) 8% of the average of the three lowest closing sale prices of our common stock for the 30 trading days prior to the effective date of the conversion.

Proceeds from this financing will be used for general working capital purposes. In conjunction with the financing, the Company issued five-year warrants to investors to purchase 250,000 shares of the Company's common stock at a price of $0.957 per share. The warrant was valued at $192,500 using the Black-Scholes valuation model with the following assumptions: 0.0% dividend yield rate, 4.75% risk free interest rate, $0.87 fair value of common stock, $0.957 exercise price, a life of 5 years, and volatility of 1.408. The value of the warrant will be expensed over a period of 18 months.

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

Revenue

We design, manufacture and sell products for connecting handheld and notebook computers to computer networks and peripherals. Total revenues for the three and nine months ended September 30, 2002 of $3.7 million and $12.3 million, respectively, represented increases of 22% and 40% over revenues of $3.0 million and $8.8 million for the corresponding periods a year ago.

Our products cover a wide range of connection solutions in four product families:

  Our network connection products are connection devices that can be plugged into standard expansion slots in handheld and notebook computers. They allow users to connect their computers to the Internet or to private networks, or to communicate with other electronic devices such as desktop computers and printers. Our products offer both wireless and cable connections to external devices such as cell phones and printers. Wireless connection products include cards using the Bluetooth standard for short-range wireless connectivity, and cards for connecting to local wireless networks using the Wireless LAN (or WiFi) standard.
  Our bar code scanning products plug into handheld computers or notebooks and turn handheld or notebook computers into portable bar code scanners that can be used in various retail and industrial workplaces.
  Our peripheral connection products add connection ports to a notebook or handheld computer that allow users to connect these portable computers to standard peripherals designed for desktop PCs.
  Our embedded products and services allow manufacturers of cell phones, handheld computers and other devices to build wireless connection functions into their products.

Our connectivity product revenues were $1.3 million and $4.5 million, respectively, for the three and nine month periods ended September 30, 2002, compared to $0.8 million and $2.3 million for the same periods a year ago. In the second half of 2001 we introduced several new products, including Bluetooth plug-in cards, Wireless LAN plug-in cards, and Modem cards. Revenue growth of $0.7 million and $2.8 million from sales of these new products was partially offset by a decline of $0.2 million and $0.6 million in the sale of digital phone connection cards for the respective three and nine month periods. Revenues from Ethernet plug-in cards were flat for the respective nine month periods.

Our bar code scanning product revenues were $0.8 million and $2.8 million, respectively, for the three and nine month periods ended September 30, 2002, compared to $0.8 million and $2.0 million for the same periods one year ago. Revenues for the nine month period ended September 30, 2002 increased $1.0 million compared to the year-ago period due to one product, the In-Hand Scan card, which is a laser scanner attached to a CompactFlash card which plugs into a Pocket PC, notebook, or other mobile computer to turn the computer into a portable laser scanner. The product is sold both through general distribution and through Value Added Resellers who contract with customers to provide scanning solutions. This solution is becoming more widely adopted by the Value Added Reseller community for lightweight portable scanning. The increase in revenues for the nine-month period from sales of our new In Hand Scan card was partially offset by a $0.2 million decline in revenues from other bar code scanning products.

Our peripheral connection card revenues were $0.9 million and $2.7 million, respectively, for the three and nine month periods ended September 30, 2002, compared to $1.0 million and $3.3 million for the same periods one year ago. Peripheral connection cards are primarily sold to connect peripheral devices or other electronic equipment to notebook computers. Sales of peripheral connection cards used to connect peripheral devices to notebook computers through the PC Card slot constitute 90% of our peripheral connection card revenues. Revenues from these products during the past three years have historically fluctuated within narrow and moderately declining sales ranges as more notebooks have built in Universal Serial Bus ports to allow direct connection of peripheral devices.

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

Revenue outlook for the fourth quarter of 2002 as compared to third quarter or 2002

We believe that the sales of Pocket PC computing devices will increase in the fourth quarter of 2002 and will continue to expand the market for our connection products. We base this expectation on the announced introduction of new lower cost Pocket PCs from Dell Computer, and our historical experience that Pocket PC sales increase during the holiday buying season. In addition, based on Office Depot's recent decision to carry our products, we anticipate that our brand name will gain greater exposure at retail locations thereby increasing consumer awareness of our products and driving additional product sales.

Within our connectivity product family, we anticipate growth in demand for Bluetooth connection cards in the fourth quarter 2002 compared to the third quarter 2002 as a result of increasing sales of Bluetooth enabled phones in both Europe and in the latter part of the year in the U.S., as well as the endorsement of our Bluetooth plug-in cards by Nokia Corporation. Moderate increases in revenues are also expected for our modem, Digital Phone Card, and Ethernet products in the fourth quarter of 2002, based on our expectation of higher Pocket PC sales during the quarter.

We expect revenue increases in our bar code scanning product line as portable lightweight scanning gains increased acceptance by VARs and consumers for light mobile occasional scanning applications. We base our expectations on the increasing number and size of pending orders from organizations that are testing and qualifying our products. We expect to introduce additional scanning products in the fourth quarter of 2002 that will broaden the capabilities and uses of portable lightweight scanning.

Our embedded products and services revenue is expected to remain flat in the fourth quarter of 2002 compared to the previous quarter. Anticipated design wins for our interface chip and Bluetooth products in third party devices are expected to be offset by declines in engineering services. We base our expectations on forecasts or product development information from the manufacturers that have designed our interface chip and Bluetooth modules into their products, or are in the process of doing so.

We anticipate revenue from our peripheral connection products to moderately increase in the fourth quarter of 2002 from third quarter of 2002 levels. We base our expectations on the historical trends for this product line and the absence of factors that would affect that trend.

Although we believe that we are well positioned for revenue growth, we have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly operating losses at least through the first quarter of 2003 and possibly longer. We have historically needed to raise capital to fund our operating losses. We believe that our cash balances are adequate to fund cash flow needs for our operations, investing and financing activities through December 31, 2003. We raised additional capital in the first quarter of 2002 and also in October of 2002. We intend to fund our operations and to strengthen our working capital balances through borrowings on our bank line as the level of accounts receivable securing the bank line permits, through development funding from development partners, and from the sale of capital stock. We anticipate a need to raise one to two million dollars to fund cash flow needs for operations, investing and financing activities through December 31, 2003. We have a systematic procedure to forecast revenues, expenses, profits and cash flows. Nevertheless, our forecasts are highly dependent on factors beyond our control, including market acceptance of our new products, sales of handheld computers, greater deployment of higher speed networks in the market, market adoption of standards for smaller connection products and other factors. In addition, the amount that we may draw on our bank line depends on our accounts receivable balance, which is a function of our revenues. The amount of additional funding we require may vary accordingly. There are no assurances that capital from additional funding will be available on acceptable terms, if at all. Any inability to obtain such funding could require us to significantly reduce or suspend operations or sell additional securities on terms that are highly dilutive to investors, or may otherwise have a material adverse effect on our financial condition or operating results. See " --Liquidity and Capital Resources " and " --Risk Factors" for a discussion of our need for additional capital.

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

Gross Profit outlook for the balance of 2002. Our target margins for the remainder of 2002 are 49% to 50%. We expect our CompactFlash products to continue to drive revenue growth during the remainder of 2002. To the extent our sales mix shifts toward higher volume sales our margins could decline by a few percentage points. We expect to achieve further cost reductions on our products from volume manufacturing efficiencies and engineering improvements and expect to use these cost reductions to support our margins and to maintain competitiveness with reduced customer pricing. Future unanticipated inventory write-offs and write-downs and other factors could adversely impact our margin results.

Research and Development Expense

Research and development expense in the three and nine month periods ended September 30, 2002 was $0.8 million and $2.6 million, respectively, a decrease of 4% and 13% compared to research and development expense for the corresponding periods in the previous year. A decrease of $0.1 million and $0.7 million, respectively, in costs of purchased software and equipment, personnel incentive programs, technical supplies, and travel was partially offset by an increase of $0.1 million and $0.3 million, respectively, in consulting and professional fees and higher occupancy and administrative support costs for the three and nine month periods .

Outlook for Research and Development Costs for the balance of 2002. Research and development expense for the fourth quarter of 2002 is expected to slightly increase from the third quarter of 2002 level as engineering projects funded by customers are completed and engineering resources are reallocated to research and development activities.

Sales and Marketing Expense

Sales and marketing expense for the three and nine month periods ended September 30, 2002 was $1.1 million and $4.0 million respectively, a decrease of 2% and an increase of 1% compared to sales and marketing expense in the corresponding periods one year ago. Lower third quarter expenses were the direct result of a workforce reduction taken at the end of the first quarter 2002 which reduced payroll and travel expenses by $0.1 million. This reduction was partially offset by an increase of $0.1 million in expenses associated with consulting, outside services, advertising and promotional activities, and occupancy costs relating to increased selling activities .

Sales and Marketing expense outlook for the balance of 2002. Sales and marketing expense for the fourth quarter is expected to slightly increase due to increased sales and marketing activities normally incurred during the last quarter.

General and Administrative Expense

General and administrative expense for the three and nine month periods ended September 30, 2002 was $0.5 million and $1.6 million, respectively, an increase of 13% and 2% compared to the general and administrative expense for the same periods one year ago. An increase of $0.1 million and $0.2 million, respectively, in legal and professional fees and business insurance was partially offset by a decrease of $0.1 million and $0.2 million, respectively, in supplies, outside services, and public relations for the three and nine month periods .

General and administrative expense outlook for the balance of 2002. We expect our fourth quarter of 2002 general and administrative expense to moderately increase. Audit fees normally recognized in the first and fourth quarters are expected to contribute to the increase in the fourth quarter.

Amortization of Goodwill and Intangibles

On October 5, 2000, we acquired 3rd Rail Engineering, an engineering services firm specializing in embedded systems engineering design and integration services for Windows CE and other operating system environments. The acquisition was valued at $11.3 million, of which approximately $1.1 million was attributed to intangible intellectual property and approximately $10.0 million was attributed to goodwill. On March 16, 2002, the Company acquired from Nokia Corporation its CompactFlash Bluetooth Card business and related product line technology. The acquisition was valued at $2.6 million of which $1.4 million was attributed to goodwill, $980,000 was attributed to intangible intellectual property, and $241,000 to the purchase of tooling. During the fourth quarter of 2000 and all of 2001, goodwill was being amortized ratably over 7 years. Other intangible assets are being amortized over their estimated useful lives of 1 to 8 years. Total amortization charges for the three and nine month periods ended September 30, 2002 were $143,000 and $349,000 respectively, compared to $421,000 and $1,263,000 for the same periods one ago. Amortization charges for the nine months ended September 30, 2002 were significantly less than the comparable period one year ago as we discontinued amortizing goodwill as the result of adopting SFAS 141 and 142 at the beginning of fiscal 2002.

In conjunction with the implementation of the new accounting rules for goodwill, as of the beginning of fiscal 2002, we completed a goodwill impairment review and found no indicators of impairment. According to our accounting policy under the new rules, we will perform a similar review annually, or earlier if indicators of potential impairment exist. In addition, we do not anticipate recording an impairment charge related to goodwill in the fourth quarter of 2002. Our impairment review is based on a discounted cash flow approach that uses our estimates of future market share and revenues and costs for these groups as well as appropriate discount rates. The estimates we have used are consistent with the plans and estimates that we are using to manage the underlying business. In addition, our impairment review considers the market capitalization of the Company compared to the net worth of the Company. If we fail to deliver new products, if the products fail to gain expected market acceptance, or if market conditions in the business fail to improve, our revenue and cost forecasts may not be achieved, our market capitalization may decline and we may incur charges for impairment of goodwill.

Outlook for balance of 2002. We have completed the adoption of the SFAS Nos. 141 and 142 on accounting for business combinations and goodwill as of the beginning of 2002. Accordingly, we will no longer amortize goodwill from acquisitions, but will continue to amortize acquisition-related intangibles and costs. The amortization of intangibles associated with the acquisition of 3rd Rail Engineering and Nokia's Bluetooth CompactFlash Card business and related product line technology for the balance of 2002 is approximately $143,000 per quarter and $492,000 for the full year 2002.

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

Income Taxes

There were no provisions for Federal or state income taxes as we incurred net operating losses in all periods.

Accounts Receivable

Our accounts receivable balances at September 30, 2002 were $1.7 million, a decrease of $0.5 million from our accounts receivable balances at December 31, 2001. The decrease was primarily due to improved collections at the end of September in comparison to collections at the end of the previous year that were affected by the end-of-year holiday season.

Inventories

Our inventories at September 30, 2002 were $2.5 million, an increase of $0.7 million from our inventory balances at December 31, 2001. $0.4 million of this increase was consignment inventory shipped to a national retail chain that began distributing our products in October 2002. The balance of the increase was primarily due to bar code scanning engines and components in anticipation of higher sales volumes in the following quarter.

Accounts Payable and Accrued Expenses

Our accounts payable balances at September 30, 2002 were $3.3 million, an increase of $0.7 million over balances at December 31, 2001. Our balances at the end of September reflected higher purchases of inventory near the end of the quarter to stock the national retail chain ($0.4 million) and to purchase bar code scanning engines and components in anticipation of higher sales volumes in the following quarters and increases in amounts due for directors and officers insurance resulting from premium increases in 2002.

Accrued Payroll and Related Expenses

Our accrued payroll and related expenses balances at September 30, 2002 were $0.5 million, an increase of $0.1 million over balances at December 31, 2001. The increase reflects salary reductions including mandatory time off programs in the fourth quarter of 2001 that reduced payroll balances payable at the end of last year, as well as higher vacation liabilities that have accrued during 2002.

Liquidity and Capital Resources

We have historically financed our operations through the sale of equity securities, equipment financing, and borrowings from revolving bank lines of credit. Since our inception we have raised approximately $44 million in equity capital. We have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly operating losses at least through the first quarter of 2003 and possibly longer. We have historically needed to raise capital to fund our operating losses. We believe that our existing cash balances are adequate to fund our planned operating activities through at least the first quarter of 2003 and possibly longer. Our independent auditors included an explanatory paragraph in their report in our amended Annual Report on Form 10-K/A for the year ended December 31, 2001 expressing substantial doubt about our ability to continue as a going concern. We anticipate a need to raise one to two million dollars to fund cash flow needs for operations , investing and financing activities through December 31, 2003. We have a systematic procedure to forecast revenues, expenses, profits and cash flows. Nevertheless, our forecasts are highly dependent on factors beyond our control, including market acceptance of our new products, sales of handheld computers, greater deployment of higher speed networks in the market, market adoption of standards for smaller connection products and other factors. In addition, the amount that we may draw on our bank line depends on our accounts receivable balance, which is a function of our revenues. The amount of additional funding we require may vary accordingly. There are no assurances that capital from additional funding will be available on acceptable terms, if at all. Any inability to obtain such funding could require us to significantly reduce or suspend operations or sell additional securities on terms that are highly dilutive to investors, or may otherwise have a material adverse effect on our financial condition or operating results.

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

Our cash and cash equivalents balances as of September 30, 2002 were $1.4 million. There were no amounts drawn on our bank line of credit at September 30, 2002. The bank line of credit was renewed in October 2002 and expires in July 2003. Our bank line agreement contains covenants that require us to maintain certain financial values, including a requirement that our tangible net worth must exceed $1,500,000 and that we maintain a quarterly net profit of $1.00 before interest, taxes, and other non-cash charges. In March 2002, we issued common stock and warrants to increase our working capital balances by $0.6 million ($0.4 million net of costs and expenses). In October 2002 we issued redeemable preferred stock and warrants to increase our working capital balances by an additional $1.0 million ($ 0.81 million net of costs and expenses). We disbursed $1.0 million in the first nine months of 2002 in the first two installment payments for the purchase of Nokia's Bluetooth CompactFlash Card business and related product line technology. We have remaining outstanding warrants from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. However, most of these warrants and options are currently out of the money and we cannot anticipate any proceeds from their exercise. We believe that our existing cash balances are adequate to fund our planned operating activities through at least the first quarter of 2003. We will need and intend to raise one to two million dollars of additional capital in 2003 to fund our operations and to strengthen our working capital balances, which we would intend to accomplish through the issuance of additional equity securities, through increased borrowings on our bank lines as the level of accounts receivable permits, and through development funding from development partners. However, there can be no assurances that we will meet any of these objectives. In the event we are unable to raise sufficient additional capital to meet our requirements, we may not be able to continue some or all of our current operations.

Certain of our contractual cash obligations at September 30, 2002 are outlined in the table below:

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

In October 2002, we issued shares of Series E Preferred Stock that requires monthly amortization payments of $66,667 commencing in January 2003. We may elect to make these payments either in cash or in shares of our common stock. To the extent we elect to make payments in cash, our cash needs would increase accordingly.

Risk Factors

If we fail to raise additional capital to fund our operations , we may not be able to continue as a going concern.

The Report of Independent Auditors on our financial statements for the year ended December 31, 2001 contains an explanatory paragraph regarding the insufficiency of our current cash balances to fund planned operating activities through fiscal 2002 and regarding a substantial doubt about our ability to continue as a going concern. We have incurred losses and negative cash flows from operations since our inception. As of September 30, 2002, we had working capital of $482,260, and an accumulated deficit of $31,452,726. For the nine months ended September 30, 2002, we used cash for operating activities of $1,394,974 and had a net loss of $2,525,769. In addition, the continuing availability of our bank line of credit is dependent in part on our meeting net worth and profitability covenants or obtaining waivers should we fail to do so. For example, as of December 31, 2001, we were in default under a financial covenant of our bank line of credit, for which a waiver had been received from the bank to reduce the tangible net worth requirement from $5,000,000 to $4,000,000 through June 2002.

We expect our losses and negative cash flows to continue, which will require us to obtain additional financing through selling additional equity or debt securities or obtaining additional credit facilities from lenders. We cannot assure you that additional financing will be available on acceptable terms, if at all, and such terms may be dilutive to existing stockholders. If we are unable to secure the necessary financing , we will need to suspend some or all of our current operations.

We have a history of operating losses, and we cannot assure you that we will achieve ongoing profitability.

We have incurred significant operating losses since our inception . We expect to incur quarterly operating losses through the first quarter of 2003 and possibly longer. For the fiscal year ended December 31, 2001, we incurred a net loss of $6,063,239. To sustain profitability, we must accomplish numerous objectives, including the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we cannot assure you that we will generate sufficient net revenue to achieve ongoing profitability. If we cannot achieve profitability, we will not be able to support our operations from our revenues, in which case we would need to raise even more capital.

If the market for handheld computers fails to grow, we might not achieve our sales projections.

Substantially all of our products are designed for use in mobile personal computers, including handhelds, notebook computers and tablets. If the mobile personal computer industry does not grow or growth slows, we might not achieve our sales projections.

Our sales would be hurt if the new technologies used in our products do not become widely adopted.

Many of our products use new technologies, such as the Bluetooth wireless standard and 2D bar code scanning, which are not yet widely adopted in the market. If these technologies fail to become widespread, our sales will suffer.

If third parties do not produce innovative products that are compatible with our products, we might not achieve our sales projections.

Our success is dependent upon the ability of third parties in the mobile personal computer industry to complete development of products that include or are compatible with our technology and to sell their products into the marketplace. Our ability to generate increased revenue depends significantly on the commercial success of Windows-powered handheld devices, particularly the Pocket PC, and other devices, such as the new line of handhelds with expansion options offered by Palm. If manufacturers are unable to ship new products such as Pocket PC and other Windows-powered devices or Palm devices on schedule, or if these products fail to achieve or maintain market acceptance our base of potential customers would be reduced and we would not be able to meet our sales expectations.

We could face increased competition in the future, which would adversely affect our financial performance .

The market for handheld computers in which we operate is very competitive. Our future financial performance is contingent on a number of unpredictable factors, including that:

  consolidation among our competitors is resulting in companies with greater financial, marketing, and technical resources than ours;
  we periodically face intense price competition, particularly when our competitors have excess inventories and discount their prices to clear their inventories; and
  certain original equipment manufacturers of personal computers, mobile phones and heldheld computers may make our products less significant by incorporating built-in functions, such as Bluetooth and WiFi, into their products.

Increased competition could result in price reductions, fewer customer orders, reduced margins, and loss of market share. Our failure to compete successfully against current or future competitors could harm our business, operating results, or financial condition.

If we fail to develop and introduce new products rapidly and successfully, we will not be able to compete effectively , and our ability to generate sufficient revenues will be negatively affected.

The market for our products is prone to rapidly changing technology, evolving industry standards and short product life cycles. If we are unsuccessful at developing and introducing new products and services on a timely basis that include the latest technologies conforming with the newest standards and that are appealing to end users, we will not be able to compete effectively, and our ability to generate significant revenues will be seriously harmed.

The development of new products and services can be very difficult and requires high levels of innovation. The development process is also lengthy and costly. Short product life cycles expose our products to the risk of obsolescence and require frequent new product introductions. We will be unable to introduce new products and services into the market on a timely basis or compete successfully, if we fail to:

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

If demand increases beyond forecasted levels, we would have to rapidly increase production at our third-party manufacturers. We depend on suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough to meet unexpected demand. Even if we were able to procure enough components, our third-party manufacturers might not be able to produce enough of our devices to meet our customer demand. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs could lower our profit margins. Further, if production is increased rapidly, manufacturing yields could decline, which may also lower operating results .

If demand is lower than forecasted levels, we could have excess production resulting in higher inventories of finished products and components, which could lead to write-offs of some or all of the excess inventories. Lower than forecasted demand could also result in excess manufacturing capacity at our third-party manufacturers and our failure to meet some minimum purchase commitments, each of which may lower our operating results.

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

A significant portion of our revenue currently comes from a single distributor, and any decrease in revenue from this distributor could harm our business.

A significant portion of our revenue comes from one distributor, Ingram Micro, which represented approximately 23% of our worldwide revenue in fiscal 2001 and 21% of our worldwide revenue for the first nine months of 2002. We expect that a significant portion of our revenue will continue to depend on sales to Ingram Micro. We do not have long-term commitments from Ingram Micro to carry our products, and it could choose to stop selling some or all our products at any time. If we lose our relationship with Ingram Micro, we could experience disruption and delays in marketing our products.

We rely primarily on distributors, resellers, direct retailers and original equipment manufacturers to sell our products, and our sales would suffer if any of these third parties stops selling our products effectively.

Because we sell our products primarily through distributors, resellers, direct retailers and original equipment manufacturers, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distributors may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build up could contribute to higher levels of product returns. The lack of sales by any one of our major distributors or original equipment manufacturers could result in excess inventories and adversely affect our operating results.

Our agreements with distributors, resellers, direct retailers and original equipment manufacturers are generally nonexclusive and may be terminated on short notice by them without cause. Our distributors, resellers, direct retailers and original equipment manufacturers are not within our control, are not obligated to purchase products from us, and may represent competitive lines of products. Our current sales growth expectations are contingent in large part on our ability to enter into additional distribution relationships and expand our retail sales channels. We cannot predict whether we will be successful in establishing new distribution relationships, expanding our retail sales channels or maintaining our existing relationships. A failure to enter into new distribution relationships or to expand our retail sales channels could adversely impact our ability to grow our sales.

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

Our business depends on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark , trade secret laws , and other restrictions on disclosure to protect our proprietary technologies. We cannot be sure that these measures will provide meaningful protection for our proprietary technologies and processes. We cannot be sure that any patent issued to us will be sufficient to protect our technology. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to license certain of our patents to other parties, including our competitors, that develop products based upon the adopted standards.

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

We may become subject to claims of intellectual property rights infringement, which could result in substantial liability.

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

New industry standards may require us to redesign our products, which could substantially increase our operating expenses .

Standards for the form and functionality of our products are established by standards committees. Separate committees establish standards, which evolve and change over time, for different categories of our products. We must continue to identify and ensure compliance with evolving industry standards so that our products are interoperatable and we remain competitive. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers. Should any unanticipated changes occur, we would be required to invest significant time and resources to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we would miss opportunities to have our products specified as standards for new hardware components designed by mobile computer manufacturers and original equipment manufacturers .

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

A number of our officers and senior managers have been employed for seven to ten years, including our President, Chief Financial Officer, Chief Technical Officer, Vice President of Marketing, and Senior Vice President for Business Development/General Manager Embedded and Industrial Systems Unit. Their experience is invaluable in understanding the markets we serve, our history, our products and the key relationships important to our success. Our future success will depend upon the continued service of key officers and senior managers . Competition for officers and senior managers is intense and there can be no assurance that we will be able to retain our existing senior personnel. The loss of key senior personnel could adversely affect our ability to compete.

If we are unable to attract and retain highly skilled sales and marketing and product development personnel, our ability to develop new products and product enhancements will be adversely affected.

We believe our ability to achieve increased revenues and to develop successful new products and product enhancements will depend in part upon our ability to attract and retain highly skilled sales and marketing and product development personnel. Our products involve a number of new and evolving technologies, and we frequently need to apply these technologies to the unique requirements of mobile connection products. Our personnel must be familiar with both the technologies we support and the unique requirements of the products to which our products connect. Competition for such personnel is intense, and we may not be able to attract and retain such key personnel. In addition, our ability to hire and retain such key personnel will depend upon our ability to raise capital or achieve increased revenue levels to fund the costs associated with such key personnel. Failure to attract and retain such key personnel will adversely affect our ability to develop new products and product enhancements .

We may not be able to collect revenues from customers who experience financial difficulties.

Our accounts receivables are derived primarily from distributors and original equipment manufacturers. We perform ongoing credit evaluations of our customers' financial conditions but generally require no collateral. Reserves are maintained for potential credit losses, and such losses have historically been within our expectations. However, many of our customers may be thinly capitalized and may be prone to failure in adverse market conditions. Although our collection history has been good, from time to time a customer may have financial difficulty, enter bankruptcy proceedings or liquidate. To the extent that a large customer fails or is unable to pay us , we are exposed to credit risk to the extent of the amounts due to us.

We may be unable to manufacture our products because we are dependent on a limited number of qualified suppliers for our components.

Several of our component parts, including our serial interface chip, our Ethernet chip, and our bar code scanning engines, are produced by one or a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. If we are unable to procure certain component parts, we could be required to reduce our operations while we seek alternative sources for these components , which could have a material adverse effect on our financial results. To the extent that we acquire extra inventory stocks to protect against possible shortages, we would be exposed to additional risks associated with holding inventory , such as obsolescence, excess quantities, or loss.

Our operating results could be harmed by economic, political, regulatory and other risks associated with export sales.

Export sales (sales to customers outside the United States) accounted for approximately 38% of our revenue in 2001 and approximately 43 % of our revenue for the first nine months of 2002. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

Our common stock may be delisted from the Nasdaq stock market and the Pacific Exchange, which would have a materially adverse effect on the liquidity and price of our common stock.

We recently transferred our common stock listing from the Nasdaq National Market to the Nasdaq SmallCap Market, because we were not able to maintain the requirements for listing on the National Market. However, our SmallCap Market listing and our listing on the Pacific Exchange are also contingent on meeting specific quantitative standards, including a minimum bid price of $1.00. We may not be able to meet these requirements in the future, particularly if our common stock fails to trade at above $1.00 per share. Our common stock last traded above $1.00 on September 10, 2002. Our common stock may also be delisted from the SmallCap Market if we fail to meet any other criteria for initial listing on the SmallCap Market as of February 18, 2003. However, we currently expect to be able to meet these requirements. If our common stock is delisted from the SmallCap Market and the Pacific Exchange, and is thereafter traded only on the over-the-counter market, our stockholders' ability to purchase and sell our common stock could be less orderly and efficient. Stockholders could also be forced to pay higher margins to trade our common stock. Furthermore, a delisting of our common stock could have a materially adverse impact on our business operations by damaging our general business reputation and impairing our ability to obtain additional capital. As a result of the negative impact on the liquidity of our common stock and on our business, a delisting would also likely decrease the market price of our common stock and increase the volatility of our common stock price.

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

As of December 18 , 2002, we had 24,113,998 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 or S-8/S-3 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act of 1933, as amended.

As of December 18 , 2002, we also had 5,290,012 shares subject to outstanding options under our stock option plan and 1,149,425 shares were available for future issuance under these plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plan. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of December 18 , 2002, we also had warrants outstanding to purchase a total of 725,319 shares of our common stock.

Volatility in the trading price of our common stock could negatively impact the price of our common stock.

During the period from December 1, 2001 through December 18 , 2002, our stock price fluctuated between a high of $ 2.55 and a low of $0.51. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Within the 90-day period prior to the date of this report, the we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the " Exchange Act " ). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company ' s disclosure controls and procedures are effective in timely alerting them to material information relating to us (including its consolidated subsidiaries) required to be included in the our Exchange Act filings.

(b) Changes in internal controls

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out its evaluation.

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

SOCKET COMMUNICATIONS, INC.
Registrant

Date: February 11, 2003	/s/ Kevin J. Mills
Kevin J. Mills President and Chief Executive Officer

Date: February 11, 2003	/s/ David W. Dunlap
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
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin J. Mills, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Socket Communications, Inc. on Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that information contained in the Report fairly presents in all material respects the financial condition and results of operations of Socket Communications, Inc.

February 11, 2003

By: /s/ Kevin J. Mills
Name: Kevin J. Mills Title: President and Chief Executive Officer

I, David W. Dunlap, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Socket Communications, Inc. on Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that information contained in the Report fairly presents in all material respects the financial condition and results of operations of Socket Communications, Inc.

February 11, 2003

By: /s/ David W. Dunlap
Name: David W. Dunlap Title: Vice President of Finance and Administration and Chief Financial Officer