Form 10-K
period 2002-12-31
SOCKET COMMUNICATIONS INC
filed 2003-03-31
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2002

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [ X ] NO [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). YES [ X ] NO [   ]

Aggregate market value of Common Stock ($0.001 par value) held by non-affiliates on June 28, 2002 based on the closing price on such date: $21,747,068. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

Number of shares of Common Stock ($0.001 par value) outstanding as of March 14, 2003 was 24,241,259 shares.

Documents Incorporated by Reference:

Items 10, 11, 12, and 13 of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 19, 2003. Such Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management's beliefs, and assumptions made by management. Words such as "may," "will," "predicts," "anticipates," "expects," "intends," "plans," believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Factors that might cause such a difference include, but are not limited to, the development of markets for the Company's products and the acceptance of those products in these markets as well as those discussed under "Other Factors Affecting Future Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Item 1. Business

The Company

We design, manufacture and sell products that connect handheld and notebook computers to the Internet, computer networks, and peripherals through both wireless and cable connections. Our products are designed for use with a broad range of handheld and notebook computers, and employ innovative designs that reduce battery power consumption and make them easy to install and use. Our products have been designed specifically for handheld computers and other battery-powered devices with standard expansion slots for plug-in cards. The expansion slots we support include CompactFlash, PC Card, and Secure Digital (SDIO). We believe that growth in the mobile workforce, combined with technical advances and cost reductions in handheld computers and networking technologies, is driving broader adoption of mobile data communications. Our products are designed to address the growing need for connectivity by enabling the use of handheld devices to extend data communications capabilities beyond location-dependent wired networks or telephone lines, thereby enabling mobile computer users to enhance their productivity, exploit time sensitive opportunities and improve customer satisfaction. Our products easily integrate hardware, software and services into complete mobile connectivity solutions.

Socket Communications was incorporated in Delaware in 1995. Our common stock trades on the NASDAQ SmallCap under the symbol "SCKT" and on the Pacific Exchange under the symbol "SOK". Our principal executive offices are located at 37400 Central Court, Newark, CA 94560, and our phone number is (510) 744-2700. Our internet home page is located at http://www.socketcom.com; however, the information in, or that can be accessed through our home page, is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and the amendments to such reports are available free of charge on, or through our Internet home page, as soon as reasonably practical after we electronically file such material with, or furnish to, the Securities and Exchange Commission, or SEC.

Products

Our products may be classified into four broad product families:

  Network connection products;
  Bar code scanning products;
  Serial products; and
  Embedded products and services.

Our network connection products are connection devices that can be plugged into standard expansion slots in handheld and notebook computers. These products allow users to connect their devices to the Internet via mobile phone services, or to private networks, or to communicate with other electronic devices such as desktop computers and printers. Our products offer both wireless and cable connections to external devices such as mobile phones and printers. Wireless connection products include cards using the Bluetooth standard for short-range wireless connectivity, and cards for connecting to local wireless networks using the Wireless LAN (or WiFi) standard. Cable connection products include modems for telephone connections, Ethernet cards for local area network connections and digital phone cards for wide area network connections through mobile phones.

Our bar code scanning products plug into handheld or notebook computers and turn handheld or notebook computers into portable bar code scanners that can be used in various retail and industrial workplaces.

Our serial products add connection ports to a notebook or handheld computer that allow users to connect these portable computers to standard peripherals designed for desktop PCs.

Our embedded products and services, consisting of Bluetooth modules, interface chips, and engineering design services to install these products, allow manufacturers of mobile phones, handheld computers and other devices to build wireless connection functions into their products.

We target the consumer markets with our network connection and serial products. Most of these products are sold through wholesale distribution channels that service electronic retailers. We are further expanding the availability of our products to consumers through retail chains. We target the industrial markets with our bar code scanning products and embedded products and services. We work directly with value-added resellers and end users. We sell the majority of our bar code scanning products through our wholesale distribution channels.

Our products are manufactured primarily by third party manufacturers who have the equipment, know-how and capacity to manufacture products to our specifications. During the year ended December 31, 2002, 58 percent of our sales were in North America, 24 percent in Europe, and 18 percent in Asia.

Market Dynamics

Handheld computers have evolved over the past several years from simple devices used mainly to hold personal information into small portable units with functionality similar to desktop PCs. Advances in mobile network access and transfer speeds are enabling handheld computer users to access the Internet, send and receive email, access corporate data files, and exchange mobile instant messages anywhere and at any time.

Growth in the mobile workforce and increasing reliance on the Internet and email are increasing the demand for mobile data communications. Advances in wireless connection technologies, particularly Bluetooth and Wireless LAN, are being commercialized to allow handheld computers to interact wirelessly with nearby computers and with a wide array of electronic appliances, including mobile phones, printers, digital cameras, LAN access points, automobile communications systems, bar code scanners, home entertainment and security systems, public kiosks, public Internet access locations and vending machines.

Current market dynamics driving adoption of mobile data communications include:

Functionality of today's handheld computers is extensive and improving while costs are declining. Unlike early models, most handheld mobile computers now offer bright outdoor screens, run popular personal information management and business programs, have entertainment and educational software allowing their use as music players and electronic book readers, and have standard expansion slots to transfer data in and out. Popular desktop programs are available for today's handheld computers enabling users to send and receive emails with full attachments, view and interact with the Internet with full Internet graphics, have direct access to corporate data files (subject to business security arrangements), and use instant messaging over mobile networks. At the same time, the price and costs of using mobile handheld computing devices have been declining.

Manufacturers are poised to aggressively market handheld computers. Handheld manufacturers are positioned to more actively market their handheld computers during 2003, which will assist in educating the market on the capabilities of handheld computers using our connection products. Handheld computers using the Microsoft Windows CE operating system are called "Pocket PCs." Pocket PC manufacturers include Hewlett-Packard, Dell, Toshiba and Casio. Other large manufacturers, including Panasonic, NEC and Samsung, have announced their intention to start shipping Pocket PCs during 2003. In addition, Palm has announced a new operating system to be introduced in 2003 that will support expansion slots, making Palm handhelds more competitive with the Pocket PC platform. Increased competition among manufacturers is expected to result in increased availability and greater promotion of handheld computers that can be used with our products during 2003 and beyond.

Mobile phone networks are being upgraded to provide faster connections at reduced cost. Mobile phone service providers are making substantial investments to upgrade their networks to support high-speed data transfer applications. The introduction of new networking equipment and technologies during 2002 has substantially increased data transfer speeds over regular digital cellular phone networks. Available data rates today are at or near the speeds experienced today on a desktop computer connected over a phone line with a dial-up modem. These higher speeds are expected to make mobile data applications more attractive to users and drive demand for products to connect mobile computers to cellular phone networks.

The mobile workforce is growing and is increasingly reliant on email and the Internet. The mobile workforce in the U.S. has been estimated to exceed 40 million persons, and at least double that number on a worldwide basis. Before recent advancements in handheld computers and mobile phone networks, the mobile workforce had been unable to effectively stay connected with email, the Internet or corporate data except through laptops. With the growth in the use of the Internet and email for business and personal applications, workers and consumers are increasingly dependent on instant access to the Internet and email for managing their business and personal lives. Recent improvements in connectivity and deployment of handheld computers by corporations to their mobile workforce are expected to be major factors driving growth in mobile data applications over the next several years.

Growth is Projected in Windows CE Handheld Computers. Growth in Pocket PCs and tablet computers designed to use our plug-in connection solutions is expected to continue, assisted by the availability of lower priced Pocket PC computers in the price range of $199 to $299 that became available in the fourth quarter of 2002.

Marketing Strategy

We intend to capitalize on our relationships with key software and hardware providers, expand the range of connection products we offer, introduce our products into new markets by expanding our distribution channels, and encourage device manufacturers to build our technology directly into their products.

Capitalize on Strategic Partner Relationships. We support and encourage direct endorsements and referrals for our products from our strategic partners, including operating system providers, device manufacturers, phone carriers, distribution partners, and end-user customers. We have a team of employees that manages each strategic partner relationship. Each of these employee teams specializes in one or two of our product families. We have built close working relationships with a number of companies that help us rapidly expand and market our products as new standards, technologies and markets emerge. Of particular importance are close working relationships with Microsoft, Symbol Technologies and Nokia. We coordinate our product development efforts with Microsoft on an ongoing basis, with the goal of ensuring that our current and future products are compatible with new releases of Microsoft's operating systems. We also cooperate with Microsoft in scheduling product innovations and implementing new features. Symbol Technologies supplies our bar code laser scanning modules that are utilized in our In-Hand Scan Bar Code Scanning Card and also manufactures our WiFi plug-in card. Symbol recommends to its customers the use of our Bluetooth connection products with its bar code scanning products. In 2002, we acquired from Nokia Corporation, through a business transfer agreement and related licensing agreements, key Bluetooth CompactFlash card technology, including Nokia's antenna technology, that allows us to offer the only plug-in CompactFlash Bluetooth card on the market today that fits entirely within the standard CompactFlash slot of a device. Bluetooth is an emerging wireless communication standard that allows devices to communicate with each other at close range. Bluetooth phones began shipping in Europe during the second half of 2001 and began appearing in the US markets during 2002. Our Bluetooth CompactFlash plug-in card carries the "Nokia OK" logo, and Nokia recommends the purchase of our Bluetooth card to its customers.

Offer Comprehensive Product Range. We offer a wide range of connection products used with handheld devices, and we encourage our distributors to carry a complete range of our products. The goal is for customers to view Socket as a single source for their connection needs, instead of having to rely on the individual products or less complete product offerings of our competitors.

Build Strong Brand Name. We are building a brand image of being "The Mobile Connection Company." This image emphasizes quality and standards-based connection products that are "Mobility Friendly," which means connection products that are compact, low power, and easy to use.

Diversify Distribution Channels. We market our products primarily through leading distributors that specialize in the distribution of electronic products. We support our distributors by providing education, training and customer assistance through our sales, marketing and technical support staff. We have approximately 50 distributors covering our principal markets in North America, Europe, Asia and the rest of the world. Our products are sold by approximately 20 online resellers, which are supplied mainly through our distributors. Online resellers today include Amazon.com, Mobile Planet, CDW and AOL. We also expanded our distribution channels in 2002 to include two major retail store chains, Fry's Electronics and Office Depot. Our products are currently being sold by Fry's Electronics, and several of our products are being offered by Office Depot commencing in the first quarter of 2003. As the volume and popularity of handheld computers grows, we intend to continue to expand our retail distribution presence in major retail electronic stores worldwide.

Provide OEM Product Development Support. To capture embedded connection business, we have built relationships with certain mobile device manufacturers and work with them to integrate our products, particularly our Bluetooth products, into their own product designs. We have an internal team of employees that manages our embedded connection business. We also provide engineering services to our mobile device manufacturer customers to assist them as needed to integrate our embedded products into their electronic devices. Customers for our embedded connection products include major bar code scanning companies Symbol Technologies, HandHeld Products, and Intermec; bar code scanning printer companies O'Neil and Zebra; Electronics for Imaging for an electronic whiteboard product; and Parker Hannifin for integrating Bluetooth technology into their industrial valves.

Competition and Competitive Risks

The overall market for communications products is both complex and competitive, and we expect competition in our market areas to intensify, particularly for our network connection products, which compete with similar products manufactured by lower cost Taiwanese and other Asian companies. However, our longtime focus on creating connectivity products for mobile devices has resulted in good brand name recognition and reputation. In addition, we continue to innovate and be first to market in a number of product categories. We also believe that our brand name identifying our products as low power, rugged, and easy to use, and the breadth of our product offerings, will continue to differentiate us relative to our competitors. The competition in each of our product families is discussed in more detail below.

Network Connection Products - Wireless Connections. Our CompactFlash Wireless LAN card faces competition in the market today principally from Symbol Technologies. Symbol primarily sells its card to end user customers for the Wireless LAN systems it installs. A number of other companies are developing CompactFlash Wireless LAN cards, including Bromax and Ambicom, and we expect competition to become intense in the future. We compete based on our brand name, distribution and customer support infrastructure, as well as software enhancements, including power management capabilities to minimize the power drain on mobile devices. We are the first company to add security software (802.1.x) to a WiFi card software driver compatible with most corporate networking environments, which we made available during the first quarter of 2003 for Pocket PC devices. The market for Bluetooth wireless communications technology is expected to be highly competitive. A number of companies are currently developing various Bluetooth interface chips. CompactFlash and SD Bluetooth cards are expected to be offered by mobile phone handset and notebook computer manufacturers and by traditional plug-in card manufacturers such as 3Com, Anycom and Xircom. Our Bluetooth CompactFlash plug-in card is the only card in the market that fits within a Type 1 CompactFlash slot (all competitive products protrude), and our Bluetooth software, which continues to be improved, provides a functional easy-to-use Bluetooth solution. Nonetheless, certain original equipment manufacturers of personal computers, mobile phones and handheld computers may make our wireless network connection products less significant by incorporating built-in functions, such as Bluetooth and WiFi, into their products.

Network Connection Products - Cable Connections. We are not aware of any major vendor that currently offers products that compete directly with our Digital Phone Card products. We face indirect competition for our Digital Phone Cards from alternative methods of downloading information into a mobile computer from remote locations, such as connecting over telephone landlines through a modem, or connecting a mobile phone through a cable to a serial port on a notebook computer. The market for our Ethernet cards is highly competitive. Market leaders for Ethernet cards include Pretec, 3Com and Xircom, all of which have introduced CompactFlash Ethernet cards for Windows-powered handheld computers. Our modem cards face competition from a number of manufacturers. The largest suppliers of CompactFlash modem cards are Pretec and Viking. Other companies offering CompactFlash modem cards include Xircom, Compaq, Casio, Pharos, Ambicom, New Media and Targus.

Bar Code Scanning Products. Our bar code scanning products face competition from alternative scanning technologies, specifically charge-coupled device (CCD) scanning technology, which is less expensive than our technology, and from ruggedized bar code scanning devices from Symbol Technologies. Our laser scanning products are targeted to address specific market segments, such as field sales and service, retail store shelf management and pharmaceutical distribution management. We produce our bar code scanning products under technology licenses from Symbol Technologies, which, to date, has not licensed its laser bar code scanning technology to our potential competitors. Symbol has historically been selective in licensing its technology to third parties, and we have no reason to anticipate that its practice will change. Nonetheless, the continued availability of our licenses and the continued absence of other licensees are dependent upon future licensing decisions by Symbol Technologies.

Serial Connection Products. We have no major direct competition for our peripheral connection cards. We compete from time to time with similar products from small manufacturers such as Quatech, Silicom, SeaLevel, BlackBox, Advanteck and Brainbox.

Embedded Products and Services. Our competition for our embedded products and services is primarily the same competition we face for the applicable plug-in product in one or more other product families, as plug-in connection cards are an alternative to embedded connections. For example, we sell our serial interface chips for embedding in third party devices. Interface chips with similar functions and features are available from other chip manufacturers. In addition, our early-to-market Bluetooth software works well with our Bluetooth modules, which has provided us a first-to-market solution for embedding Bluetooth wireless connections into third party devices.

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

We have also developed a library of software drivers and control modules that allow our products to operate in handheld computers running the Windows CE operating system and in notebooks running various Windows operating systems. Since 1999 we have applied for 11 patents covering our proprietary technology. On March 5, 2002, we were awarded US Patent 6,353,870 covering our design for cards combining connectivity and removable memory.

We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality procedures to protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors, and strategic partners, and limit access to our software, documentation, and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, we may not be able to effectively protect our intellectual property rights in certain foreign countries. We cannot assure you that we will not receive future communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties. In connection with any such claims, litigation could be brought against us that could result in significant additional expenses or compel us to discontinue or redesign some of our products.

Personnel

In the fourth quarter of 2000 and first quarter of 2001, we increased our engineering resources and extended our sales and marketing teams in order to capitalize on the substantial market growth opportunities created by an expanding handheld market, the benefits of an early market presence with Bluetooth CompactFlash and Wireless LAN products, and the opportunity to expand Bluetooth products to embedded devices such as digital cameras and other platforms such as Palm. In October 2000, we acquired 3rd Rail Engineering, an engineering embedded design and services company, which doubled our engineering personnel and added systems and know-how supporting embedded design services. Our future success will depend in significant part upon the continued service of certain key technical and senior management personnel, and our continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Our total employee headcount as of March 14, 2003 was 58 persons. Our employees are not represented by a union and we consider our employee relationships to be good.

Sales and Marketing

We market our products through a worldwide network of distributors and resellers, as well as through original equipment manufacturers (OEMs) and value added resellers. We support our distributors and resellers by providing education, training and customer assistance through our sales, marketing, and technical support staff. In February 2001, we established a wholly owned subsidiary, Socket Communications Europe, based in France, to support the marketing and sale of our products in Europe. In July 2001, we established a branch office in Tokyo, Japan to serve the Asian markets. As of March 14, 2003, we had 25 persons in sales, marketing and technical support. United States distributor Ingram Micro accounted for 22% of our revenue in 2002, 23% of our revenue in 2001, and 26% of our revenue in 2000. We intend to moderately increase our sales and marketing effort during 2003 by adding personnel and increasing promotional activities, particularly in support of our distribution partners.

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

Export sales represented approximately 42%, 38%, and 21% of our revenue for the years ended December 31, 2002, 2001, and 2000, respectively. The lower percentage of export sales in 2000 resulted from most of the revenue growth in 2000 occurring in the US where Pocket PC handheld computer sales had been more heavily concentrated. Export sales are subject to the complications of complying with laws of various countries and the risk of import/export restrictions and tariff regulations.

Manufacturing

We subcontract the manufacturing of substantially all of our products to independent third party contract manufacturers who are located in the US, China, and Taiwan. We perform final product testing and package our products at our Newark, California facility for most of our sales, with the exception of large bulk orders where we perform final product testing and package our products at the third party contract manufacturer locations. As of March 14, 2003, we had ten persons employed in manufacturing operations including planning, buying, manufacturing engineering, quality control, product assembly, and shipping and receiving.

Sole source components include our proprietary interface chip that controls the signal transmission between many of our products (all products except our Ethernet, Modem and Wireless LAN cards) and the card slot on the mobile or handheld computer, our Ethernet chip, and certain cable and connector components. Although to date we have generally been able to obtain adequate supplies of these components, these components are generally purchased on a purchase order basis under standard commercial terms and conditions, and we do not have long-term supply contracts for these components. Accordingly, the manufacturers could stop providing these components to us at any time. Alternatively, although our suppliers are generally large, well-financed organizations, they could encounter financial difficulties that interfere with our product supplies. In such an event, we could experience a decline in revenues until we establish sufficient manufacturing supply through an alternative source. Locating and qualifying alternative suppliers, and commencing new manufacturing operations, could take a significant period of time, although we believe that we can relocate manufacturing or find alternative suppliers for sole sourced components should it become necessary. We generally stock higher inventory quantities of sole sourced components as safety stocks to mitigate the risk of supply disruption.

Research and Development

Since our inception, we have made substantial investments in research and development. We believe that our future performance will depend in large part on our ability to develop significant enhancements to our existing connection products and to develop successful new products for emerging and existing markets. In particular, we believe that the following initiatives are important for maintaining our competitive position:

  Continuing development of our Bluetooth wireless connection products
  Expanding our family of products for bar code scanning and other data collection applications
  Developing Secure Digital (SD) format connection products.

As of March 14, 2003, we had fourteen persons on our product development staff, and we hire engineering consultants to perform additional engineering services as required. We anticipate that we will continue to commit substantial resources to research and development in the future.

General and Administration

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for vote by security holders during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock

The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "SCKT" and on the Pacific Stock Exchange under the symbol "SOK

The quarterly high and low sales prices of our common stock, as reported on the Nasdaq National Market or the Nasdaq SmallCap Market through March 14, 2003 and for the last two fiscal years are as shown below.
Common Stock

Common Stock
Quarter Ended	High	Low
2001
March 31, 2001	$ 7.25	$ 2.97
June 30, 2001	$ 4.45	$ 1.84
September 30, 2001	$ 2.74	$ 1.02
December 31, 2001	$ 2.55	$ 1.02
2002
March 31, 2002	$ 2.55	$ 1.26
June 30, 2002	$ 1.95	$ 0.85
September 30, 2002	$ 1.20	$ 0.51
December 31, 2002	$ 0.95	$ 0.61
2003
March 31, 2003 (through March 14, 2003)	$ 0.87	$ 0.65

On March 14, 2003, the closing sales price for our common stock as reported on the Nasdaq National Market was $0.74. We had approximately 375 stockholders of record as of March 14, 2003, and an additional 10,000 beneficial stockholders. We have not paid dividends on our common stock, and we currrently intend to retain future earnings for use in our business and do not anticipate paying dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

On March 20, 2003 the Company sold 276,269 shares of its Series F Convertible Preferred Stock, $0.001 par value, at $7.22 per share (total of $2,000,000) pursuant to Section 4(2) of the Securities Act of 1933, as amended. Proceeds will be used for general working capital purposes. Each share of Series F Convertible Preferred Stock is convertible into 10 shares of common stock at the option of the holder, in whole or in part, at any time for a period of three years following the date of sale with a mandatory conversion date three years from date of issue. The Series F stock will convert into a total of 2,762,690 shares of common stock at a conversion price of $0.722 per share. The Company also issued three-year warrants to investors to acquire 827,807 shares of common stock at $0.722 per share. The Company also issued five-year warrants to the placement agent, Spencer Trask Ventures, Inc., to acquire up to 718,300 shares of common stock at $0.722 per share.

Series F Preferred Stock is convertible into common stock anytime at the option of the Holder prior to the mandatory conversion date of three years after issue and automatically converts in the event of a merger or consolidation of the Company if, as a result of such transaction, the holders of common stock immediately prior to such merger or consolidation would hold less than 50% of the voting securities of the surviving entity immediately following such merger or consolidation. The holders of Series F Preferred Stock have voting rights equal to the number of common shares issuable upon conversion. In the event of liquidation, holders of Series F Preferred Stock are entitled to liquidation preferences over common stockholders equal to their initial investment plus all accrued but unpaid dividends. Dividends accrue at the rate of 8% per annum and are payable quarterly in cash or in common stock, at the option of the Company.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto in Item 8, "Financial Statements and Supplementary Data."

	Year Ended December 31,
(Amounts in Thousands except per share)	1998	1999	2000	2001	2002
Revenue	$5,478	$6,876	$11,550	$12,330	$16,313
Net loss	(1,068)	(845)	(3,748)(1)	(6,063)(1)	(2,972)
Net loss applicable to common stockholders	(1,539)	(1,090)	(3,795)(1)	(6,063)(1)	(3,083)
Net loss per share applicable to common stockholders	(0.22)	(0.11)	(0.18)	(0.26)	(0.13)
Weighted average shares outstanding	7,103	9,939	20,534	23,436	23,976
Total assets	2,662	7,012	23,922	18,826	20,067
Capital lease obligations - long term portion	--	--	58	44	13
Preferred stock	4,050	888	--	--	731
Total stockholders' equity (deficit)	296	5,009	19,267	13,797	11,401

(1) Net income and net loss applicable to common stockholders in 2000 and 2001 includes amortization of goodwill of $0.4 million and $1.5 million, respectively. Amortization of goodwill has been discontinued commencing in the first quarter of 2002 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management's beliefs, and assumptions made by management. Words such as "may," "will," "predicts," "anticipates," "expects," "intends," "plans," believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and under "Other Factors Affecting Future Operations". We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our consolidated financial statements for the year ended December 31, 2002. The application of these policies requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on a combination of historical experience and reasonable judgment applied to other facts. Actual results may differ from these estimates and such differences may be material to the financial statements. In addition, the use of different assumptions or judgments may result in different estimates. We believe our critical accounting policies that are subject to these estimates are: Revenue Recognition and Accounts Receivable Reserves, Inventory Valuation, and Valuation of Goodwill and Other Intangible Assets.

Revenue Recognition and Accounts Receivable Reserves

We defer revenue recognition on products sold to distributors until our distributors sell the products to their customers because our distributors generally have rights to return products to us for stock rotation, stock reduction, or replacement of defective product. The amount of deferred revenue net of related cost of revenue is classified as deferred revenue on our balance sheet. We use inventory reports received from our distributors at the end of each reporting period to determine the extent of inventory at the distributor, and thus, the amount of revenue to defer. Stock rotation and stock reduction from our distributors generally results in a balance sheet adjustment to our deferred revenue and does not impact our revenue or cost of revenue.

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

Inventory Valuation

Our inventories primarily consist of component parts used to assemble our connection card products after we receive orders from our customers. We purchase the component parts required by our engineering bill of materials. The timing and quantity of our purchases are based on order forecasts, the lead time requirements of our vendors, and on economic order quantities. At the end of each reporting period, we compare our inventory on hand to our forecasted requirements for the next nine month period, and we reserve the cost of any inventory that is surplus, less any amounts that we believe we can recover from disposal of goods that we specifically believe will be saleable past a nine month horizon. Our sales forecasts are based upon historical trends, communications from customers, and marketing data regarding market trends and dynamics, which we discuss in Item 1, Business. Surpluses can also be created by changes to our engineering bill of materials. Changes in the amounts we record for surplus or obsolete inventory are included in cost of revenue.

Goodwill and Other Intangible Assets

Our acquisition of the CompactFlash Bluetooth card business including a product line and technology license from Nokia Corporation in March 2002 and our acquisition of 3rd Rail Engineering in October 2000 added goodwill and intangible assets to our balance sheet. We allocated the purchase price based on an analysis of the fair market value of the assets we acquired. Beginning with the first quarter of 2002, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," we ceased amortizing goodwill, and will evaluate whether the value of the goodwill has been impaired, at which time any impaired balances will be written down. We periodically evaluate intangible and other long lived assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. In addition, we also review the market capitalization of the Company in conjunction with our analysis of goodwill impairment. As of December 31, 2002, in our judgment, there is no impairment of goodwill or intangible assets. Future events could cause us to conclude that impairment indicators exist and that goodwill and intangible assets associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Revenue

We design, manufacture and sell connectivity plug-in card products to the handheld and notebook computing markets. Total revenue in 2002 was $16.3 million, an increase of 32% over 2001 revenue of $12.3 million. Revenue in 2001 increased 7% over revenue in 2000 of $11.6 million. Our revenue growth during 2002 was primarily due to the introduction of new connectivity products (Bluetooth, Wireless LAN, and modems) in the second half of 2001 for handheld computers based on the Microsoft Windows CE operating system. Our revenue growth rate moderated in the 2001 fiscal year over fiscal year 2000 as demand for our handheld computer products was constrained by a slowdown in sales of Windows CE devices. This was primarily due to consumers deferring purchases of handheld computers in anticipation of new models with new bright outdoor screens, which were in short supply during 2001 but available in 2002. Availability of the new models contributed to revenue growth in 2002.

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

Our network connection product revenue in 2002 was $6.0 million compared to $3.4 million in each of the years 2001 and 2000. In the third and fourth quarters of 2001 we introduced Bluetooth CompactFlash plug-in cards, Wireless LAN plug-in cards, and modem cards, which contributed $0.5 million to revenues in that year. Revenue growth of $3.5 million from sales of these new products in 2002 were offset by declines of $0.9 million primarily in digital phone cards and modest declines in Ethernet plug-in cards. Ethernet revenues declined $0.6 million in 2001 compared to 2000 while revenue from the sale of phone connection cards was flat. The growth in network connection product revenue tends to follow the sales volumes for Pocket PC handheld computers, which grew rapidly in 2000 following their introduction in April of that year. Growth of Pocket PCs in 2001 was moderate compared to the year-earlier period because of manufacturing supply shortages during the first half of the year and reduced inventory manufactured in the third quarter of 2001 in anticipation of new model introductions in the fourth quarter. Pocket PC sales approximately doubled in the fourth quarter of 2001 compared to the previous quarter, and growth continued in 2002. Sales of our network connection products tend to lag sales of Pocket PCs by several months as customers often purchase peripheral connection products after they purchase and become familiar with their Pocket PC.

Our bar code scanning product revenue in 2002 was $3.9 million compared to revenue of $3.1 million in 2001 and $2.2 million in 2000. The revenue growth is primarily due to one product, the In-Hand Scan card, which is a laser scanner attached to a CompactFlash card which plugs into a Pocket PC, notebook, or other mobile computer to turn the computer into a portable laser scanner. The product is sold both through general distribution and through value added resellers who contract with customers to provide scanning solutions. This solution is becoming more widely adopted by the value added reseller community for lightweight portable scanning.

Our peripheral connection card revenue in 2002 was $3.8 million compared to $4.4 million in 2001 and $4.4 million in 2000. Standard peripheral connection cards are primarily sold to connect peripheral devices or other electronic equipment to notebook computers. Revenue from our peripheral connection products has fluctuated within a moderate range over several years.

Our embedded products and services revenue in 2002 was $2.6 million compared to $1.5 million in 2001 and $1.5 million in 2000. Our chip sales included in these totals, which we began selling in 2000, were $1.1 million in 2002, compared to $0.4 million in 2001 and $1.0 million in 2000. Chip sales are highly dependent upon engineering design-wins and the timing of third party design projects. In 2000, almost all of the sales were to a single customer, whereas in 2001, we broadened the customer base but were at early design stages with a larger number of customers who in 2002 have adopted our chip. Engineering services revenue included in these totals was $0.5 million in 2002 compared with $0.8 million in 2001 and $0.4 million in 2000. We also include Bluetooth module sales in this category. Bluetooth modules began shipping in the fourth quarter of 2001 and represented $0.1 million of initial sales during the fourth quarter of 2001 increasing to $1.0 million in 2002. Embedded products and services also included sale of developer kits of $40 thousand in 2002, $0.2 million in 2001 and $0.1 million in 2000. We have expanded the number of developer kits that we offer and encourage developers to work with our products through programs such as our Empowering Mobility Program.

Gross Profit

Gross profit for 2002 was 50% of revenue compared to gross profit of 53% of revenue in 2001, and 55% of revenue in 2000. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. The moderate declines in gross margin percentages in 2002 and 2001 reflect the introduction of newer products that tend to have a higher initial cost and a lower initial gross margin until volumes increase, higher fixed manufacturing costs as we staff for management of growth, and higher volume discount pricing.

Research and Development Expense

Research and development expense in 2002 was $3.5 million, a decrease of 6% over expenses in 2001 of $3.7 million. Research and development expense in 2001 increased 35% over research and development expense in 2000 of $2.8 million. Decreases in 2002 of $0.3 million from reduced expenditures on developed software and outside services, and $0.2 million in personnel costs and travel, were partially offset by increases of $0.2 million in engineering consulting services and $0.1 million from patent development and miscellaneous expenses. The increase in 2001 was due primarily to an increase of $0.9 million in staffing expenses resulting from the acquisition of 3rd Rail Engineering in October 2000. To date, we have not capitalized any software development costs.

Sales and Marketing Expense

Sales and marketing expense in 2002 was $4.9 million, a decrease of 5% compared to sales and marketing expense in 2001 of $5.1 million. Sales and marketing expense in 2001 increased 36% compared to sales and marketing expense in 2000 of $3.8 million. Decreases in 2002 of $0.2 million in advertising and promotion and $0.2 million in reduced travel were partially offset by increases in occupancy costs. The increase in 2001 reflects $1.1 million in higher staffing expenses due to staff added late in 2000 that were present in 2001 for the entire year. We also experienced increases of $0.2 million in advertising, promotion and travel expenses. $0.5 million of these cost increases related to the costs of foreign offices that were established in 2001. We also expanded our advertising and increased our attendance at trade shows to reach new markets for our newer products such as our bar code scanning cards.

General and Administrative Expense

General and administrative expense in 2002 was $2.1 million, flat with 2001. Increases totaling $0.2 million in business insurance, occupancy costs, and payroll expense were offset by reductions in stock exchange listing fees, equipment, supplies, and shareholder communications. General administrative expense for 2001 increased 30% compared to general and administrative expense in 2000 of $1.6 million. Approximately half of the increase in 2001 reflects increased personnel costs resulting, in part, from the appointment of Kevin Mills as CEO in late March 2000, replacing Charlie Bass who served from April 1997 to March 2000 without cash remuneration, and from increases in the administrative support staff. 39% of the increase in 2001 over 2000 was due to higher costs of business insurance and higher professional fees associated with our growth. In July 2000, our Common Stock was listed on the Nasdaq National Market System, and our expenses in 2001 reflect the higher fees associated with that listing. We also experienced significant growth in our shareholder base during 1999 and early 2000, increasing the costs of our shareholder printing and mailing costs.

Charges Related to Compensatory Stock Option Grants

Our charges related to compensatory stock option grants were zero in 2002 and nominal in 2001. We reported stock-based compensation expense of $1.8 million in 2000 relating to the value of stock options vesting during the year held by consultants and others that are not employees or members of the board of directors (limited to grants for services solely in their capacity as a director). $1.5 million of the expense in 2000 is attributed to the change of status of Mr. Charlie Bass in late March 2000 from Chairman and CEO to Chairman, which required us to reclassify a stock option grant he received relating to his services as CEO from an employee grant (while CEO) to a non-employee grant subject to compensatory charges to operations. Mr. Bass' grant was accelerated to fully vest during the third quarter of 2000 and no additional charges relating to this grant will be incurred. The remaining expense of $0.3 million in 2000 related to the accelerated vesting of remaining stock options for two terminating directors that occurred in the second quarter of 2000. This expense is a non-cash expense and the same amount is credited to additional paid-in capital.

Amortization of Goodwill and Intangibles

In March 2002 the Company acquired from Nokia its CompactFlash Bluetooth Card business including a product line and a sole, non-exclusive, non-transferable, worldwide license to use, make and sell the related product line technology for $2.6 million, of which approximately $1.0 million was attributed to intangible technology and licensing agreements and approximately $1.4 million was attributed to goodwill. The intangible assets are being amortized over their estimated useful lives of 1 to 3 years. Amortization of goodwill has been discontinued commencing in the first quarter of 2002 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Amortization of goodwill (including assembled workforce) in 2001 and 2000 was $1.5 million and $0.4 million, respectively, relating solely to the acquisition of 3rd Rail Engineering in October 2000. During 2002 goodwill was analyzed for impairment of value and no impairment was found. Amortization of all intangible assets was $0.5 million in 2002 and $0.2 million in 2001.

Interest Income and Interest Expense

Interest income in 2002 was not significant and interest income in 2001 was approximately $0.2 million. Interest income in 2000 of approximately $0.4 million reflects interest on higher cash balances during the year. Interest expense in 2002 is due primarily to interest on the note payable to Nokia for the acquisition in March 2002 of its CompactFlash Bluetooth Card business and related product line technology. Remaining interest in all three years relates to interest on equipment lease financing obligations.

Income Taxes

There were no provisions for Federal or state income taxes for the years ended December 31, 2002, 2001, and 2000, as the Company incurred net operating losses in all periods. We have established a valuation allowance for the net deferred tax asset. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized.

Preferred Stock Dividend and Accretion of Preferred Stock

Preferred stock dividends in 2002 reflect dividends accrued at the rate of 12% per annum on Series E redeemable convertible preferred stock issued in October 2002 and the associated stock accretion of $82,714 arising from the accounting treatment of the Series E issuance. We will accrete the value assigned to the preferred stock up to its redemption value over 18 months. Preferred stock dividends in 2000 reflect dividends accrued at a rate of 8% per annum on unconverted Series B convertible preferred stock, on Series C convertible preferred stock, and on Series D convertible preferred stock. These preferred shares were convertible into common stock at the discretion of the holder. The preferred shares were substantially converted into common shares during 1999, and the balance converted in 2000.

Quarterly Results of Operations

The following table sets forth summary quarterly statements of operations data for each of the quarters in 2001 and 2002. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in our opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
(in thousands, except per share)	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	DEC 31,
	2001	2001	2001	2001	2002	2002	2002	2002
Summary Quarterly Data:
Revenue	$ 2,927	$ 2,820	$ 3,030	$ 3,553	$ 4,012	$ 4,559	$ 3,705	$ 4,037
Cost of Revenue	1,372	1,279	1,445	1,729	2,012	2,366	1,866	1,934
Gross Profit	1,555	1,541	1,585	1,824	2,000	2,193	1,839	2,103
Operating expenses:
Research and development	995	1,120	877	754	899	874	838	905
Sales and marketing	1,390	1,336	1,162	1,249	1,613	1,203	1,134	939
General and administrative	533	620	414	550	626	501	468	523
Amortization of compensatory stock option grants	12	22	--	--	--	--	--	--
Amortization of goodwill and intangibles	421	421	421	421	63	143	143	137
Total operation expense	3,351	3,518	2,874	2,974	3,201	2,721	2,583	2,504
Interest income (expense), net	67	45	26	11	1	(28)	(25)	(45)
Net loss	(1,729)	(1,932)	(1,263)	(1,139)	(1,200)	(556)	(769)	(446)
Preferred stock dividends	--	--	--	--	--	--	--	(112)
Net loss applicable to common stockholders	$ (1,729)	$ (1,932)	$ (1,263)	$ (1,139)	$ (1,200)	$ (556)	$ (769)	$ (558)
Net loss per share applicable to common stockholders	$ (0.07)	$ (0.08)	$ (0.05)	$ (0.05)	$ (0.05)	$ (0.02)	$ (0.03)	$ (0.02)

We have experienced significant quarterly fluctuations in operating results and we anticipate such fluctuations to continue in the future. We generally ship orders as received and as a result typically have little or no backlog. Quarterly revenue and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, we have often recognized a substantial portion of our revenue in the last month of the quarter, often in the last week. Operating results may also fluctuate due to factors such as the demand for our products, the size and timing of customer orders, the introduction of new products and product enhancements by ourselves or our competitors, changes in the proportion of revenue attributable to contract engineering, product mix, timing of software enhancements, changes in the level of operating expenses, and competitive conditions in the industry. Because our staffing and other operating expenses are based on anticipated revenue, a substantial portion of which is not typically generated until the end of each quarter, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter.

Liquidity and Capital Resources

We have historically financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $44 million in equity capital and preferred stock. We have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly operating losses at least through the first quarter of 2003 and possibly longer. We have historically needed to raise capital to fund our operating losses.

Cash used in operating activities was $1.9 million in 2002 compared to $4.2 million in 2001 and $1.7 million in 2000. The use of cash resulted from financing our net loss of $3.0 million in 2002, $6.1 million in 2001, and $3.7 million in 2000. Adjustments for non cash items including depreciation, amortization, stock option charges, amortization of goodwill and intangibles, and fluctuations on forward currency forward exchange contracts, totaled $0.9 million in 2002, $2.1 million in 2001, and $2.5 million in 2000. Changes in working capital balances resulted in a source of cash in 2002 of $0.2 million and a use of cash in 2001 and 2000 of $0.3 million and $0.5 million. Changes in working capital balances during 2002 reflect changes between the end of the year and the beginning of the year including increased accounts receivable balances from higher levels of shipments in the fourth quarter, increases in inventories due primarily to initial stocking of a major retailer, offset by increases in accounts payable resulting from deferred payments. Changes in working capital balances during 2001 include lower accounts receivable balances from increased collections and the timing of shipments earlier in the fourth quarter, a decrease in inventories, lower accounts payable balances reflecting lower inventory purchases in the fourth quarter, lower accrued expense balances reflecting salary reductions and mandatory vacation policies in effect during the fourth quarter, and lower deferred revenue balances that reflected inventory shipped into retail channels at the end of 2000 that had either been sold or returned by the end of 2001. Changes in working capital balances in 2000 are primarily related to growth including increases in accounts receivables as a direct result of increased revenues, and higher inventories to support anticipated increased revenues, partially offset by increases in accounts payable related to increased levels of inventories, higher accrued payroll related to increased headcount, and higher deferred revenue relating to inventory shipped into retail channels for which revenue recognition had been deferred.

Cash used in investing activities was $1.3 million in 2002, $0.2 million in 2001, and $1.2 million in 2000. In March 2002 we used $0.9 million to acquire from Nokia Corporation its CompactFlash Bluetooth Card business including a product line and a sole, non-exclusive, worldwide license to make, use and sell the related product line technology (balance of acquisition secured with note payable). In October 2000 we used $1.0 million ($0.7 million net of purchased cash and cash equivalents) as part of the purchase price for the acquisition of 3rd Rail Engineering. The remaining amounts for investing activities reflect the cost of furniture, new computer equipment, purchased software for new employees, and tooling costs for new products totaling $0.5 million, $0.2 million, and $0.5 million for the years 2002, 2001, and 2000.

Cash provided by financing activities was $1.5 million in 2002, $1.9 million in 2001, and $6.0 million in 2000. Net cash provided from using our bank line of credit was $0.6 million in 2002 and $1.3 million in 2001. At the end of 2002 we drew $1.9 million in cash against our credit line which we repaid in January 2003. We did not use our credit line in 2000. During 2002 we completed two private placement financings to increase our working capital balances. In March we issued 0.5 million shares of common stock and warrants which provided us with $0.4 million in net proceeds after placement fees and legal expenses. In October we issued convertible redeemable preferred stock and warrants which provided us with $0.8 million in net proceeds after issuance costs. Additional proceeds in 2002 resulted from the exercise of options and warrants. During 2002 we made payments of $0.4 million on the note payable to Nokia related to the acquisition of its CompactFlash Bluetooth Card business and related product line technology. In 2001 proceeds of $0.6 million resulted from the exercise of options and warrants to acquire 0.9 million shares of common stock. During 2000, holders exercised $4.5 million of our public warrants to acquire 2.3 million shares of common stock, holders exercised $0.4 million of other warrants to acquire 0.4 million shares of common stock, and holders exercised $0.5 million of employee stock options to acquire 0.8 million shares of common stock. During 2000, we also sold $0.5 million in common stock upon exercise of preemptive rights by holders of our Series D preferred stock.

Our cash balances as of December 31, 2002 were $3.1 million including cash of $1.9 million drawn against our bank line of credit. In March 2003 we renewed our bank line of credit which now expires on April 15, 2004. On March 20, 2003 we issued Series F redeemable convertible preferred stock and warrants to increase our working capital balances by $1.7 million, net of issuance costs. We have remaining outstanding warrants from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. We do not anticipate the need to raise additional capital in 2003 to fund operations, but we may raise additional capital if market conditions are appropriate. If the need does arise there are no assurances that additional capital will be available on acceptable terms, if at all. In the event we are unable to raise sufficient additional needed capital to meet our requirements, we may not be able to continue some or all of our current operations. We believe our existing cash plus funds raised subsequent to year end, our ability to reduce costs, and the renewed bank line will be sufficient to meet our funding requirements through at least December 31, 2003.

The Company's contractual obligations are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4 - 5 years
Long Term Debt	$ 44,000	$ 32,000	$ 12,000	$ --
Purchase of Nokia Technology	1,398,000	1,398,000	--	--
Operating Leases	1,994,000	531,000	956,000	507,000
Unconditional Purchase Obligations with Contract Manufacturers	8,361,000	7,476,000	885,000	--
Total Contractual Cash Obligations	$ 11,797,000	$ 9,437,000	$ 1,853,000	$ 507,000

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the timing and amount of costs recognized as a result of restructuring and similar activities. We will apply SFAS No. 146 prospectively to activities initiated after December 31, 2002. SFAS No. 146 had no significant impact at the point of adoption on our consolidated statements of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. We will apply FIN 45 to guarantees, if any, issued after December 31, 2002. FIN 45 also requires guarantors to disclose certain information for guarantees, including product warranties, outstanding at December 31, 2002. At adoption, FIN 45 did not have a significant impact on our consolidated statements of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123 to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. Since we account for our stock-based compensation under APB 25, and have no current plans on switching to SFAS 123, the impact of SFAS 148 will be limited to the annual and interim reporting of the effects on net income and earnings per share as if we accounted for stock-based compensation under SFAS 123. SFAS 148 is effective for fiscal years ending after December 15, 2002. The adoption of the disclosure provisions of SFAS 148 did not have a material impact on our results of operations and financial position in 2002.

Other Factors Affecting Future Operations

We have a history of operating losses, we cannot assure you that we will achieve ongoing profitability and we have monthly payment obligations.

We have incurred significant operating losses since our inception. We expect to incur operating losses through the first quarter of 2003 and possibly longer. For the fiscal years ended December 31, 2002 and 2001, we incurred a net loss of $2,971,830 and $6,063,239, respectively. To sustain profitability, we must accomplish numerous objectives, including the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we cannot assure you that we will generate sufficient net revenue to achieve ongoing profitability.

We also have debt payment obligations to Nokia Corporation under a Business Transfer Agreement that we entered into with Nokia in March 2002. These payments are in the amount of approximately $87,600, plus accrued interest, per month through November 2003, with a final payment of approximately $437,300 plus accrued interest, due in December 2003. In addition, we sold 100,000 shares of Series E Preferred in a private placement financing in October 2002. We are obligated to pay one-fifteenth of the original value of the Series E Preferred ($66,667) in cash or shares of Common Stock, together with accrued dividends, at the end of every month commencing on January 31, 2003. If we cannot achieve profitability, we will not be able to support our operations from positive cash flows, make debt payments to Nokia or make cash amortization payments on the Series E Preferred, in which case we would need to raise more capital. We cannot assure you that additional capital will be available on acceptable terms, if at all, and such terms may be dilutive to existing stockholders. If we are unable to secure the necessary capital, we will need to suspend some or all of our current operations.

Our Common Stock may be delisted from the Nasdaq stock market and the Pacific Exchange, which would have a materially adverse effect on the liquidity and price of our Common Stock.

We recently transferred our Common Stock listing from the Nasdaq National Market to the Nasdaq SmallCap Market, because we were not able to maintain the requirements for listing on the National Market. However, our SmallCap Market listing and our listing on the Pacific Exchange are also contingent on meeting specific quantitative standards, including a minimum bid price of $1.00. We may not be able to meet these requirements in the future, particularly if our Common Stock fails to trade at above $1.00 per share. Our Common Stock last traded above $1.00 on September 10, 2002. We expect that our Common Stock will continue to be listed on the Nasdaq SmallCap Market until August 15, 2003, after which it may be delisted. With respect to the Pacific Exchange, we have been advised that our listing status will be reviewed monthly, and while there can be no assurances as to our continued listing, we believe there is a reasonable possibility that our listing on the Pacific Exchange will be continued until August 15, 2003. If our Common Stock is delisted from the SmallCap Market and the Pacific Exchange, and is thereafter traded only on the over-the-counter market, our stockholders' ability to purchase and sell our Common Stock could be less orderly and efficient and more costly. Furthermore, a delisting of our Common Stock could have a materially adverse impact on our business operations by damaging our general business reputation and impairing our ability to obtain additional capital. As a result of the negative impact on the liquidity of our Common Stock and on our business, a delisting would also likely decrease the market price of our Common Stock and increase the volatility of our stock price.

A significant portion of our revenue currently comes from a single distributor, and any decrease in revenue from this distributor could harm our business.

A significant portion of our revenue comes from one distributor, Ingram Micro, which represented approximately 22 percent of our worldwide revenue in fiscal 2002 and 23 percent of our worldwide revenue for 2001. We expect a significant portion of our revenue will continue to depend on sales to Ingram Micro. We do not have long-term commitments from Ingram Micro to carry our products, and it could choose to stop selling some or all our products at any time. If we lose our relationship with Ingram Micro, we could experience disruption and delays in marketing our products.

If the market for handheld computers fails to grow, we might not achieve our sales projections.

Substantially all of our products are designed for use with mobile personal computers, including handhelds, notebook computers and tablets. If the mobile personal computer industry does not grow or growth slows, we might not achieve our sales projections.

Our sales would be hurt if the new technologies used in our products do not become widely adopted.

Many of our products use new technologies, such as the Bluetooth wireless standard and 2D bar code scanning, which are not yet widely adopted in the market. If these technologies fail to become widespread, our sales will suffer.

If third parties do not produce and sell innovative products with which our products are compatible, we may not achieve our sales projections.

Our success is dependent upon the ability of third parties in the mobile personal computer industry to complete development of products that include or are compatible with our technology and to sell their products into the marketplace. Our ability to generate increased revenue depends significantly on the commercial success of Windows-powered handheld devices, particularly the Pocket PC, and other devices, such as the new line of handhelds with expansion options expected to be offered by Palm. If manufacturers are unable to ship new products such as Pocket PC and other Windows-powered devices or Palm devices on schedule, or if these products fail to achieve or maintain market acceptance, the number of our potential new customers would be reduced and we would not be able to meet our sales expectations.

We could face increased competition in the future, which would adversely affect our financial performance.

The market for handheld computers in which we operate is very competitive. Our future financial performance is contingent on a number of unpredictable factors, including that:

  consolidation among our competitors is resulting in companies with greater financial, marketing, and technical resources than ours;
  we periodically face intense price competition, particularly when our competitors have excess inventories and discount their prices to clear their inventories; and
  certain original equipment manufacturers of personal computers, mobile phones and handheld computers may make our products less significant by incorporating built-in functions, such as Bluetooth and WiFi, into their products.

Increased competition could result in price reductions, fewer customer orders, reduced margins, and loss of market share. Our failure to compete successfully against current or future competitors could harm our business, operating results, or financial condition.

If we fail to develop and introduce new products rapidly and successfully, we will not be able to compete effectively, and our ability to generate sufficient revenues will be negatively affected.

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
  maintain superior or competitive performance in our products; and
  anticipate our end users' needs and technological trends accurately.

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

If demand increases beyond forecasted levels, we would have to rapidly increase production at our third-party manufacturers. We depend on suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough to meet unexpected demand. Even if we were able to procure enough components, our third-party manufacturers might not be able to produce enough of our devices to meet our customer demand. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs could lower our profit margins. Further, if production is increased rapidly, manufacturing yields could decline, which may also lower operating results.

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

We have devoted significant research and development resources to design activities for Windows-powered mobile products and, more recently, to design activities for Palm devices. Such design activities have diverted financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft or Palm is obligated to continue the collaboration or to support the products produced from the collaboration. Consequently, Microsoft or Palm may terminate their collaborations with us for a variety of reasons including our failure to meet agreed-upon standards or for reasons beyond our control, such as changing market conditions, increased competition, discontinued product lines, and product obsolescence.

We rely primarily on distributors, resellers, retailers and original equipment manufacturers to sell our products, and our sales would suffer if any of these third parties stops selling our products effectively.

Because we sell our products primarily through distributors, resellers, retailers and original equipment manufacturers, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results.

Our agreements with distributors, resellers, retailers and original equipment manufacturers are generally nonexclusive and may be terminated on short notice by them without cause. Our distributors, resellers, retailers and original equipment manufacturers are not within our control, are not obligated to purchase products from us, and may represent competitive lines of products.
Our current sales growth expectations are contingent in part on our ability to enter into additional distribution relationships and expand our retail sales channels. We cannot predict whether we will be successful in establishing new distribution relationships, expanding our retail sales channels or maintaining our existing relationships. A failure to enter into new distribution relationships or to expand our retail sales channels could adversely impact our ability to grow our sales.

We allow our distribution channels to return a portion of their inventory to us for full credit against other purchases. We also supply some retailers on a consignment basis, which means that their inventory can be returned to us at any time. In addition, in the event we reduce our prices, we credit our distributors for the difference between the purchase price of products remaining in their inventory and our reduced price for such products. Actual returns and price protection may adversely affect future operating results, particularly since we seek to continually introduce new and enhanced products and are likely to face increasing price competition.

Our intellectual property and proprietary rights may be insufficient to protect our competitive position.

Our business depends on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, trade secret laws, and other restrictions on disclosure to protect our proprietary technologies. We cannot be sure that these measures will provide meaningful protection for our proprietary technologies and processes. We cannot be sure that any patent issued to us will be sufficient to protect our technology. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to license certain of our patents to other parties, including our competitors, that develop products based upon the adopted standards.

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

Standards for the form and functionality of our products are established by standards committees. Separate committees establish standards, which evolve and change over time, for different categories of our products. We must continue to identify and ensure compliance with evolving industry standards so that our products are interoperable and we remain competitive. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers. Should any unanticipated changes occur, we would be required to invest significant time and resources to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we would miss opportunities to have our products specified as standards for new hardware components designed by mobile computer manufacturers and original equipment manufacturers.

Undetected flaws and defects in our products may disrupt product sales and result in expensive and time-consuming remedial action.

Our hardware and software products may contain undetected flaws, which may not be discovered until customers have used the products. From time to time, we may temporarily suspend or delay shipments or divert development resources from other projects to correct a particular product deficiency. Efforts to identify and correct errors and make design changes may be expensive and time consuming. Failure to discover product deficiencies in the future could delay product introductions or shipments, require us to recall previously shipped products to make design modifications, or cause unfavorable publicity, any of which could adversely affect our business and operating results.

Our quarterly operating results may fluctuate in future periods, which could cause our stock price to decline.

We expect to experience quarterly fluctuations in operating results in the future. We generally ship orders as received and as a result typically have little or no backlog. Quarterly revenue and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, we have often recognized a substantial portion of our revenue in the last month of the quarter. This subjects us to the risk that even modest delays in orders may adversely affect our quarterly operating results. Our operating results may also fluctuate due to factors such as:

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
  competitive conditions in the industry including competitive pressures resulting in lower average selling prices; and
  timing of distributors' shipments to their customers.

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

A number of our officers and senior managers have been employed for seven to ten years by us, including our President, Chief Financial Officer, Chief Technical Officer, Vice President of Marketing, and Senior Vice President for Business Development/General Manager Embedded and Industrial Systems Unit. Our future success will depend upon the continued service of key officers and senior managers. Competition for officers and senior managers is intense and there can be no assurance that we will be able to retain our existing senior personnel. The loss of key senior personnel could adversely affect our ability to compete.

If we are unable to attract and retain highly skilled sales and marketing and product development personnel, our ability to develop new products and product enhancements will be adversely affected.

We believe our ability to achieve increased revenues and to develop successful new products and product enhancements will depend in part upon our ability to attract and retain highly skilled sales and marketing and product development personnel. Our products involve a number of new and evolving technologies, and we frequently need to apply these technologies to the unique requirements of mobile connection products. Our personnel must be familiar with both the technologies we support and the unique requirements of the products to which our products connect. Competition for such personnel is intense, and we may not be able to attract and retain such key personnel. In addition, our ability to hire and retain such key personnel will depend upon our ability to raise capital or achieve increased revenue levels to fund the costs associated with such key personnel. Failure to attract and retain such key personnel will adversely affect our ability to develop new products and product enhancements.

We may not be able to collect revenues from customers who experience financial difficulties.

Our accounts receivable are derived primarily from distributors and original equipment manufacturers. We perform ongoing credit evaluations of our customers' financial conditions but generally require no collateral. Reserves are maintained for potential credit losses, and such losses have historically been within such reserves. However, many of our customers may be thinly capitalized and may be prone to failure in adverse market conditions. Although our collection history has been good, from time to time a customer may not pay us because of financial difficulty, bankruptcy or liquidation.

We may be unable to manufacture our products because we are dependent on a limited number of qualified suppliers for our components.

Several of our component parts, including our serial interface chip, our Ethernet chip, and our bar code scanning modules, are produced by one or a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. If we are unable to procure certain component parts, we could be required to reduce our operations while we seek alternative sources for these components, which could have a material adverse effect on our financial results. To the extent that we acquire extra inventory stocks to protect against possible shortages, we would be exposed to additional risks associated with holding inventory, such as obsolescence, excess quantities, or loss.

Our operating results could be harmed by economic, political, regulatory and other risks associated with export sales.

Export sales (sales to customers outside the United States) accounted for approximately 42 percent of our revenue in 2002 and approximately 38 percent of our revenue for 2001. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

Our corporate headquarters is located near an earthquake fault. The potential impact of a major earthquake on our facilities, infrastructure, and overall business is unknown. Additionally, we may experience electrical power blackouts or natural disasters that could interrupt our business. We do not have a detailed disaster recovery plan. We do not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages incurred by us as a result of these events could have a material adverse effect on our business.

The sale of a substantial number of shares of Common Stock could cause the market price of our Common Stock to decline.

Sales of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock. The market price of our Common Stock could also decline if one or more of our significant stockholders decided for any reason to sell substantial amounts of our Common Stock in the public market.

As of March 14, 2003, we had 24,241,259 shares of Common Stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 or S-8/S-3 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act of 1933, as amended.

As of March 14, 2003, we had 100,000 shares of Series E Preferred outstanding that are convertible into 996,168 shares of Common Stock at $0.87 per share. If the share price of the Common Stock exceeds $0.87 per share, the holder of Series E Preferred may decide to convert some or all of the Series E Preferred into Common Stock and such Common Stock would be freely tradable in the public market and subject only to S-3 prospectus delivery requirements.

As of March 14, 2003, we also had 5,251,440 shares subject to outstanding options under our stock option plans and 1,511,901 shares were available for future issuance under the plans. We have registered the shares of Common Stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of March 14, 2003, we also had warrants outstanding to purchase a total of 598,058 shares of our Common Stock.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2002 through March 14, 2003, our Common Stock price fluctuated between a high of $2.55 and a low of $0.51. The trading price of our Common Stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

We may require additional capital in the future and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

We have historically needed to raise capital to fund our operating losses. We expect to continue to incur operating losses through the first quarter of 2003 and possibly longer. Our forecasts are highly dependent on factors beyond our control, including market acceptance of our products and sales of handheld computers. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any sale of a substantial number of additional shares will cause dilution to your investment and could also cause the market price of our Common Stock to fall.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended December 31, 2002, a decline of 1% in interest rates would reduce our quarterly interest income by approximately $3,000.

Our bank credit line facilities of up to $4.0 million have variable interest rates based upon the lenders index rate plus 0.75% for the domestic line (up to $2.5 million) and the index rate plus 0.5% for the international line (up to $1.5 million). Accordingly, interest rate increases would increase our interest expense on outstanding credit line balances. We utilized our credit line facility only at the end of the quarters ended March 30, 2002, June 30, 2002 and December 31, 2002, and did not subject ourselves to interest rate exposure. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $10,000 for each $1 million of borrowings, if outstanding for the entire year, against our bank credit facility or a maximum of $40,000 if we utilized our entire credit line.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we allow certain of our European distributors to purchase our products in Euros, we pay the expenses of our European subsidiary in Euros, we pay the expenses of our Japan office in Japanese Yen, and we expect to enter into selected future purchase commitments with foreign suppliers that will be paid for in the local currency of the supplier. To date these balances have been small and we have not been subject to significant losses from material foreign currency fluctuations. We have payment obligations of approximately 1.6 million Euros as a result of the recent purchase of Nokia's CompactFlash Bluetooth Card business and related product line technology. We have purchased forward purchase contracts and swap contracts for Euros in order to minimize our foreign currency exposure. Based on a sensitivity analysis of our net assets denominated in Euros at the beginning, during and at the end of the quarter ended December 31, 2002, an adverse change of 10% in exchange rates would result in an increase in our net loss for the quarter of approximately $27,000. For 2002 the total adjustment for the effects changes in foreign currency on cash balances, collections, payables, and derivatives, was a net gain of $34,000. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks.

Item 8. Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Socket Communications, Inc.

We have audited the accompanying consolidated balance sheets of Socket Communications, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Socket Communications, Inc. at December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in fiscal 2002.

Ernst & Young LLP

San Jose, California
February 10, 2003,
except for Note 14,
as to which the date is March 28, 2003

SOCKET COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS
	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$ 3,146,483	$ 4,815,245
Accounts receivable, net of allowance for doubtful accounts of $100,761at December 31, 2002 and $83,606 at December 31, 2001	2,308,101	2,197,980
Inventories	2,128,339	1,794,929
Prepaid expenses & other current assets	604,236	251,653
Total current assets	8,187,159	9,059,807

Property and equipment:
Machinery and office equipment	1,711,740	1,278,132
Computer equipment	622,422	604,479
Total property and equipment	2,334,162	1,882,611
Accumulated depreciation & amortization	(1,545,157)	(1,345,058)
Total property and equipment net of depreciation	789,005	537,553
Intangible technology	1,121,685	628,290
Goodwill	9,797,946	8,388,846
Other assets	171,352	211,496
Total assets	$ 20,067,147	$ 18,825,992

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	3,205,674	2,587,067
Accrued expenses	61,341	41,590
Accrued payroll and related expenses	494,453	416,799
Bank line of credit	1,906,000	1,317,000
Deferred revenue	530,780	595,539
Current portion of capital leases and equipment financing notes	31,728	26,409
Notes payable	1,692,636	--
Total current liabilities	7,922,612	4,984,404

Long term portion of capital leases and equipment financing notes	12,710	44,437
Commitments and contingencies
Series E Redeemable Convertible Preferred Stock, $0.001 par value: Authorized Shares - 100,000, Issued and outstanding shares - 100,000 at December 31, 2002, Redemption amount - $1,000,000 at December 31, 2002	731,187	--
Stockholders' equity:
Common stock, $0.001 par value: Authorized shares - 100,000,000 Issued and outstanding shares - 24,113,998 at December 31, 2002 and 23,604,501 at December 31, 2001	24,114	23,605
Additional paid-in capital	43,386,956	42,700,503
Accumulated deficit	(32,010,432)	(28,926,957)
Total stockholders' equity	11,400,638	13,797,151
Total liabilities, redeemable preferred stock and stockholders' equity	$ 20,067,147	$ 18,825,992

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
Revenues	$ 16,312,668	$ 12,330,200	$ 11,550,479
Cost of revenue	8,177,371	5,825,454	5,233,881
Gross profit	8,135,297	6,504,746	6,316,598
Operating expenses:
Research and development	3,516,047	3,746,388	2,774,720
Sales and marketing	4,888,939	5,136,323	3,773,718
General and administrative	2,117,964	2,116,962	1,628,489
Amortization of deferred compensation related to compensatory stock option grants (See Note)	--	33,604	1,844,698
Amortization of intangible technology	486,605	165,468	41,367
Amortization of goodwill	--	1,518,252	379,563
Total operating expenses	11,009,555	12,716,997	10,442,555
Operating loss	(2,874,258)	(6,212,251)	(4,125,957)
Interest income	25,687	169,914	385,583
Interest expense	(123,259)	(20,902)	(7,136)
Net loss	(2,971,830)	(6,063,239)	(3,747,510)
Preferred stock dividends and accretion	(111,645)	--	(47,179)
Net loss applicable to common stockholders	$ (3,083,475)	$ (6,063,239)	$ (3,794,689)
Basic and diluted net loss per share applicable to common stockholders	$ (0.13)	$ (0.26)	$ (0.18)
Weighted average shares outstanding, basic and diluted	23,976,000	23,436,239	20,533,752

See accompanying notes.

Note: Amortization of deferred compensation related to compensatory stock option grants includes general and administrative expense of $1,532,190 in 2000 and sales and marketing expense of $33,604, and $312,508 in 2001 and 2000, respectively.

SOCKET COMMUNICATIONS, INC. CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
	Series E Redeemable Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 1999	--	$ --	4,335	$ 215,472	46,431	$ 479,647	43,573	$ 192,472	15,922,220	$ 15,922	$ 23,174,113	$ (19,069,029)	$ 5,008,597
Exercise of Warrants	--	--	--	--	--	--	--	--	3,109,858	3,110	5,015,964	--	5,019,074
Issuance of Common Stock	--	--	--	--	--	--	--	--	111,019	111	517,238	--	517,349
Acquisition of 3rd Rail Engineering, Inc.	--	--	--	--	--	--	--	--	796,282	796	10,151,927	--	10,152,723
Conversion of Series B Convertible Preferred Stock to Common Stock	--	--	(4,335)	(215,472)	--	--	--	--	433,500	434	215,038	--	--
Conversion of Series C Convertible Preferred Stock to Common Stock	--	--	--	--	(46,431)	(479,647)	--	--	1,092,497	1,092	478,555	--	--
Conversion of Series D Convertible Preferred Stock to Common Stock	--	--	--	--	--	--	(43,573)	(192,472)	438,053	438	192,034	--	--
Dividends Paid/Payable in Common Stock	--	--	--	--	--	--	--	--	3,501	4	47,175	(47,179)	--
Exercise of Stock Options	--	--	--	--	--	--	--	--	839,206	839	471,718	--	472,557
Charge for Compensatory Stock Options	--	--	--	--	--	--	--	--	--	--	1,844,698	--	1,844,698
Net Loss and Comprehensive Net Loss	--	--	--	--	--	--	--	--	--	--	--	(3,747,510)	(3,747,510)
Balance at December 31, 2000	--	--	--	--	--	--	--	--	22,746,136	22,746	42,108,460	(22,863,718)	19,267,488
Exercise of Warrants	--	--	--	--	--	--	--	--	87,146	88	49,912	--	50,000
Exercise of Stock Options	--	--	--	--	--	--	--	--	771,219	771	508,527	--	509,298
Charge for Compensatory Stock Options	--	--	--	--	--	--	--	--	--	--	33,604	--	33,604
Net Loss and Comprehensive Net Loss	--	--	--	--	--	--	--	--	--	--	--	(6,063,239)	(6,063,239)
Balance at December 31, 2001	--	--	--	--	--	--	--	--	23,604,501	23,605	42,700,503	(28,926,957)	13,797,151
Exercise of Warrants	--	--	--	--	--	--	--	--	74,000	74	63,526	--	63,600
Exercise of Stock Options	--	--	--	--	--	--	--	--	53,737	53	31,633	--	31,686
Issuance of Common Stock	--	--	--	--	--	--	--	--	381,760	382	223,676	--	224,058
Issuance of Common Stock Warrants	--	--	--	--	--	--	--	--	--	--	367,618	--	367,618
Issuance of Series E Redeemable Convertible Preferred Stock	100,000	648,473	--	--	--	--	--	--	--	--	--	--	--
Series E Dividends/Stock Accretion to Redemption Value	--	82,714	--	--	--	--	--	--	--	--	--	(111,645)	(111,645)
Net Loss and Comprehensive Net Loss	--	--	--	--	--	--	--	--	--	--	--	(2,971,830)	(2,971,830)
Balance at December 31, 2002	100,000	$731,187	--	$ --	--	$ --	--	$ --	24,113,998	$ 24,114	$ 43,386,956	$ (32,010,432)	$ 11,400,638

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2002	2001	2000
Operating activities
Net loss	$ (2,971,830)	$ (6,063,239)	$ (3,747,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	420,393	358,224	258,943
Amortization	23,458	23,458	4,432
Charges for stock option grants	--	33,604	1,844,698
Gain on forward exchange contract	(271,710)	--	--
Currency exchange loss on note payable	280,080	--	--
Net gain on foreign currency translations	(42,568)	--	--
Amortization of goodwill and intangibles	486,605	1,683,720	420,930
Changes in operating assets and liabilities:
Accounts receivable	(74,241)	495,842	(745,080)
Inventories	(333,410)	185,092	(1,243,942)
Prepaid expenses and other current assets	(69,923)	(70,630)	(124,311)
Other assets	40,144	57,724	(178,657)
Accounts payable	590,897	(256,768)	1,373,456
Accrued expenses	19,751	(114,748)	(78,558)
Accrued payroll and related expenses	77,654	(100,253)	37,449
Deferred revenue	(64,759)	(451,265)	490,507
Net cash used in operating activities	(1,889,459)	(4,219,239)	(1,687,643)
Investing activities
Purchase of equipment	(454,403)	(244,486)	(514,568)
Acquisition of Nokia Compact Flash Bluetooth business	(875,170)	--	--
Acquisition of 3rd Rail Engineering, net of acquired cash	--	--	(665,670)
Net cash used in investing activities	(1,329,573)	(244,486)	(1,180,238)
Financing activities
Payments on capital leases and equipment financing notes	(26,408)	(19,432)	(3,665)
Payments on notes payable	(350,160)	--	--
Gross proceeds from bank line of credit	5,751,770	4,465,261	--
Gross payments on bank line of credit	(5,162,770)	(3,148,261)	--
Stock options exercised	31,686	509,298	472,557
Net proceeds from sale of common stock and warrants to purchase common stock	419,326	--	5,019,074
Net proceeds from sale of preferredstock and warrants to purchase common stock	809,873	--	--
Warrants exercised	63,600	50,000	517,347
Net cash provided by financing activities	1,536,917	1,856,866	6,005,315
Effect of exchange rate changes on cash and cash equivalents	(13,353)	--	--
Net increase (decrease) in cash and cash equivalents	(1,668,762)	(2,606,859)	3,137,434
Cash and cash equivalents at beginning of year	4,815,245	7,422,104	4,284,670
Cash and cash equivalents at end of year	$ 3,146,483	$ 4,815,245	$ 7,422,104
Supplemental cash flow information
Cash paid for interest	$ 78,561	$ 20,902	$ 7,136
Warrants issued	$ 367,618	--	--
Acquisition of Nokia CompactFlash Bluetooth with notes payable	$ 1,754,830	--	--
Dividends paid/payable in common stock	--	--	47,179
Conversion of preferred stock to common stock	--	--	$ 887,591
Common stock issued to 3rd Rail Engineering for acquisition	--	--	$ 10,152,723
Purchase of equipment under capital lease	--	--	$ 105,769

See accompanying notes.

NOTE 1 - Summary of Significant Accounting Policies

Organization and Business
Socket Communications, Inc. ("Socket" or the "Company") develops and sells connection solutions for handheld computers including notebooks, handheld PCs, Palm-size PCs, tablet PCs, and H/PC Professionals (mini notebooks). Using either our wired or our wireless connection products, handheld computer users can connect to wide area networks, local area networks, and personal area networks to reach the Internet, email, or other electronic appliances. The Company also offer a family of bar code scanning cards that enable handheld computers to be used as portable bar code scanners. We have developed a worldwide distribution network, and our products are endorsed and recommended by many of the leading manufacturers and distributors of mobile devices that use the Windows CE operating system from Microsoft Corporation ("Microsoft") and for mobile computers that use Microsoft's Windows 9x and NT operating systems. These connection solutions include families of low power PC Card adapters for peripheral connections, Ethernet network connectivity, mobile data collection (bar code scanning), and wireless communications. The Company's connection products are its principal sources of revenues. The Company also recognizes revenues from funded engineering services and from the sale of interface chips to original equipment manufacturers. The Company is incorporated in the state of Delaware.

The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2002, the Company had working capital of $264,547, and an accumulated deficit of $32,010,432. For the year ended December 31, 2002 the Company used cash for operating activities of $1,889,459 and had a net loss of $2,971,830. At December 31, 2002 the Company had borrowings on its bank line of credit of $1,906,000 that were repaid in January 2003. The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to raise additional financing and ultimately on its ability to establish profitable operations. Management believes its cash plus funds raised subsequent to year-end, its ability to reduce costs, and renewal of the Company's bank line (See Note 14) are sufficient to meet its funding requirements through at least December 31, 2003.

Principles of Consolidation
The consolidated financial statements include all the accounts of the Company and those of its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated. The expenses associated with the operations of our foreign offices were $1,018,729 in 2002.

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

Reclassification of Prior Year Balances
Certain reclassifications have been made to prior year's balance sheet and statement of operations to conform to the current year presentation. Amounts that were reclassified were not material.

Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity date of three months or less at date of purchase to be cash equivalents. As of December 31, 2002 and 2001, all of the Company's cash and cash equivalents consisted of amounts held in demand and money market deposits in banks.

Fair Value of Financial Instruments
The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity, and interest rates related to the instruments approximate the Company's cost of capital.

Derivative Financial Instruments
The Company's primary objective for holding derivative financial instruments is to manage foreign currency risks. The Company's derivative financial instruments are recorded at fair value and are included in other current assets, other assets, other accrued liabilities or long-term debt depending on the contractual maturity and whether the Company has a gain or loss. The Company's accounting policies for these instruments are based on whether they meet the Company's criteria for designation as hedging transactions, either as cash flow or fair value hedges. A hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction, is referred to as a cash flow hedge. A hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment, is referred to as a fair value hedge. The criteria for designating a derivative as a hedge include the instrument's effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses on derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings.

Accounts Receivable
The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical industry and customer trends, and communications with its customers. Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible. The following describes activity in the allowance for doubtful accounts for the years ended December 31, 2002, 2001, and 2000:

Year	Balance at Beginning of Year	Charged to Costs and Expenses	Amounts Written Off	Balance at End of Year
2002	$ 83,606	$ 21,002	$3,847	$100,761
2001	$ 46,365	$ 57,113	$ 19,872	$ 83,606
2000	$ 67,417	$ 81,770	$ 102,822	$ 46,365

 Inventories
Inventories consist principally of raw materials and sub-assemblies stated at the lower of standard cost, which approximates actual costs (first-in, first-out method), or market. Market is defined as replacement cost, but not in excess of estimated net realizable value or less than estimated net realizable value less a normal margin. At the end of each reporting period, the Company compares its inventory on hand to its forecasted requirements for the next nine month period and the Company reserves the cost of any inventory that is surplus, less any amounts that the Company believes it can recover from the disposal of goods that it specifically believes will be saleable past a nine month horizon. The Company's sales forecasts are based upon historical trends, communications from customers, and marketing data regarding market trends and dynamics. Changes in the amounts recorded for surplus or obsolete inventory are included in cost of revenue.

	December 31,
	2002	2001
Raw materials and sub-assemblies	$ 1,526,220	$ 1,632,716
Finished goods	602,119	162,213
Total inventory	$2,128,339	$ 1,794,929

Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method, over the estimated useful lives of the assets ranging from one to five years. Assets under capital leases are amortized over the shorter of the asset life or the remaining lease term.

Accounting Change
Effective the beginning of fiscal 2002, the Company completed the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. All remaining and future acquired goodwill will be subject to impairment tests in the fourth quarter of each year, or earlier if indicators of potential impairment exist, using a fair-value-based approach. The Company completed the initial goodwill impairment review as of the beginning of 2002 and completed the annual impairment review during the fourth quarter of 2002, and found no impairment. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Upon adoption of the new Business Combination rules, assembled workforce no longer meets the definition of an identifiable intangible asset. As a result, the net balance of $149,229 was reclassified to goodwill on January 1, 2002.

A reconciliation of previously reported net loss per share to the amounts adjusted for the exclusion of goodwill and workforce-in-place amortization is as follows:

	Years Ended December 31,
	2002	2001	2000
Reported net loss applicable to common stockholders	$ (3,083,475)	$ (6,063,239)	$ (3,794,689)
Goodwill and workforce amortization	--	1,518,292	379,563
Adjusted net loss	$ (3,083,475)	$ (4,544,947)	$ (3,415,126)

Reported basic and diluted net loss per share applicable to common stockholders	$ (0.13)	$ (0.26)	$ (0.18)
Goodwill and workforce amortization	--	0.07	0.01
Adjusted basic and diluted net loss per share	$ (0.13)	$ (0.19)	$ (0.17)

Identified intangible assets as of December 31, 2002 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Project management tools	$ 570,750	$ (151,080)	$ 419,670
Development software	111,375	(83,531)	27,844
Schematic Library	153,000	(137,700)	15,300
Bluetooth CompactFlash technology	900,00	(241,129)	658,871
Licensing agreement	80,000	(80,000)	--
Subtotal developed technology	1,815,125	(693,440)	1,121,685
Goodwill	11,695,760	(1,897,814)	9,797,946
Total identified intangible assets	$13,510,885	$(2,591,254)	$10,919,631

Identified intangible assets as of December 31, 2001 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Project management tools	$ 570,750	$ (83,932)	$ 486,818
Development software	111,375	(46,403)	64,972
Schematic Library	153,000	(76,500)	76,500
Subtotal developed technology	835,125	(206,836)	628,289
Goodwill including assembled workforce	10,286,660	(1,897,814)	8,388,846
Total identified intangible assets	$11,121,786	$(2,104,649)	$9,017,136

Based on identified intangible assets recorded at December 31, 2002 and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2003:	$410,291
2004:	$367,147
2005:	$126,018
2006:	$67,147
2007 and beyond	$151,082
$ 1,121,685

Identified Intangible Assets
Acquisition-related intangibles include developed technology and licensing agreement, and are amortized on a straight-line basis over periods ranging from one to nine years. All identified intangible assets are classified within intangible technology on the balance sheet.

Identified intangible assets are regularly reviewed to determine whether facts and circumstances exist which indicate that the useful life is shorter than originally estimated or the carrying amount of assets may not be recoverable. The Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company's invests its cash in demand and money market deposits in banks. The Company limits the credit exposure to any one financial institution or instrument and is exposed to credit risk in the event of default by these institutions to the extent of the amounts recorded on the balance sheet. To date, the Company has not experienced losses on these investments. The Company's trade accounts receivables are primarily with distributors and original equipment manufacturers. The Company performs ongoing credit evaluations of its customers' financial condition but generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management's expectations.

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

Revenue Recognition
Revenue from sales of products is recognized when persuasive evidence of an arrangement exists including a fixed price to the buyer, delivery has occurred, and collectibility is reasonably assured. Estimated product returns are provided for in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists." Revenues to distributors where the right of return exists are recognized upon "sell-through" when shipped from the distributor to the end customer.

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

Advertising Costs
Advertising costs are charged to sales and marketing as incurred. The Company incurred $383,998, $534,213 and $550,196, in advertising costs during 2002, 2001, and 2000, respectively.

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

Shipping costs
Shipping costs are included in the cost of sales in the statement of operations.

Net Loss Per Share
The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic net loss per share:

	Years Ended December 31,
	2002	2001	2000
Numerator:
Net Loss	$ (2,971,830)	$ (6,063,239)	$ (3,747,510)
Preferred stock dividends	(111,645)	--	(47,179)
Net loss applicable to common stockholders	$ (3,083,475)	$ (6,063,239)	$ (3,794,689)

Denominator:
Weighted average common shares outstanding used in computing basic and diluted net loss per share	23,976,000	23,436,239	20,533,752
Basic and diluted net loss per share applicable to common stockholders	$ (0.13)	$ (0.26)	$ (0.18)

The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses since inception and thus no potential common shares from stock options, warrants, or convertible preferred stock have been included in the net loss per share calculation. Options and warrants to purchase 5,854,531, 5,500,270, and 4,914,083, shares of common stock in 2002, 2001, and 2000, respectively, have been omitted from the loss per share calculation as their effect is anti-dilutive.

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

	2002	2001	2000
Risk-free interest rate (%)	4.38%	4.82%	5.38%
Dividend yield	--	--	--
Volatility factor	1.4	1.3	1.3
Expected remaining option life (years)	6.5	6.5	6.5

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

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement 123, the Company's net loss per share would have increased to the pro forma amounts indicated below:

	2002	2001	2000
Net loss applicable to common shareholders	$(3,083,475)	$(6,063,239)	$(3,794,689)
Stock-based employee compensation expense determined under fair value based method	$(2,137,054)	$(1,521,285)	$(1,749,043)
Pro forma net loss applicable to common shareholders	$(5,220,529)	$(7,584,524)	$(5,543,732)

Basic and diluted net loss per share	$ (0.13)	$ (0.26)	$ (0.18)
Pro forma Basic and diluted net loss per share	$ (0.22)	$ (0.32)	$ (0.27)

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

Information regarding geographic areas for the years ended December 31, 2002, 2001 and 2000 are as follows:

	Years Ended December 31,
Revenues: (in thousands)	2002	2001	2000
United States	$ 9,481	$ 7,688	$ 9,074
Europe	3,838	2,579	1,577
Asia and rest of world	2,994	2,063	899
	$ 16,313	$ 12,330	$ 11,550

Export revenues are attributable to countries based on the location of the customers.

Information regarding product families for the years ended December 31, 2002, 2001 and 2000 are as follows:

	Years Ended December 31,
Revenues: (in thousands)	2002	2001	2000
Network connection products	$ 6,018	$ 3,356	$ 3,418
Bar code scanning products	3,885	3,037	2,205
Serial products	3,785	4,420	4,421
Embedded products and services	2,625	1,517	1,506
	$ 16,313	$ 12,330	$ 11,550

Major Customers
Customers who accounted for at least 10% of total revenues were as follows:

	Years Ended December 31,
	2002	2001	2000
Ingram Micro	22%	23%	26%

Recent Accounting Pronouncements
In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the timing and amount of costs recognized as a result of restructuring and similar activities. The Company will apply SFAS No. 146 prospectively to activities initiated after December 31, 2002. SFAS No. 146 had no significant impact at the point of adoption on the Company's consolidated statements of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Company will apply FIN 45 to guarantees, if any, issued after December 31, 2002. FIN 45 also requires guarantors to disclose certain information for guarantees, including product warranties, outstanding at December 31, 2002. At adoption, FIN 45 did not have a significant impact on the Company's consolidated statements of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123 to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. Since the Company accounts for its stock-based compensation under APB 25, and has no current plans on switching to SFAS 123, the impact of SFAS 148 will be limited to the annual and interim reporting of the effects on net income and earnings per share as if the Company accounted for stock-based compensation under SFAS 123. SFAS 148 is effective for fiscal years ending after December 15, 2002. The adoption of the disclosure provisions of SFAS 148 did not have a material impact on the Company's results of operations and financial position in 2002.

NOTE 2 - Acquisition of Business Including a Product Line and License of Technology from Nokia

On March 16, 2002, the Company acquired from Nokia Corporation its CompactFlash ("CF") Bluetooth Card business including a product line and a sole, non-exclusive, nontransferable, worldwide license to make, use and sell the related product line technology. The agreement provided for the transfer of tooling related to the manufacture of the Nokia CF Bluetooth Card, rights to manufacture CF Bluetooth connection cards using specific Nokia technology, rights to distribute existing CF Bluetooth Card products, and rights to develop and distribute new Bluetooth Card products based on Nokia-developed technology. Pursuant to the Agreement, Nokia has discontinued the sale of its CompactFlash Bluetooth Card and refers its customers to the Company. The purchase price was three million Euros (approximately $2,630,000 using an exchange rate of 0.8822 dollars per Euro, the exchange rate in effect at the date of the transaction), of which one million Euros (approximately $881,000) was paid at the time the agreement was signed. The initial terms of the agreement specified the balance to be payable in three installments with 700,000 Euros (approximately $613,200) due September 11, 2002, 700,000 Euros (approximately $611,100) due March 11, 2003, and 600,000 Euros (approximately $524,700) due September 11, 2003. In August 2002, payment of the balance was reset to fifteen monthly installments of 100,000 Euros due each month beginning September 11, 2002 with a final installment of 500,000 Euros due on December 11, 2003. Outstanding balances under the note accrue interest at an annual rate of 6% and the accumulated accrued interest is payable at the time of each installment payment. Total interest charges in 2002 were $102,798.

The Nokia CompactFlash Bluetooth Card business including a product line and technology licenses consisted primarily of tooling and intellectual property. The transaction was accounted for using the purchase method of accounting.

The purchase price allocation is as follows:

Net tangible assets	$ 240,900
Intangible assets:
Developed technology	900,000
Licensing agreement	80,000
Goodwill	1,409,100
Total purchase price allocation	$ 2,630,000

The intangible assets, other than the goodwill, are being amortized over lives of one to three years. Amortization charges in 2002 were $321,129.

The Company is using foreign currency forward exchange contracts and foreign currency swap contracts for Euros in order to fix the future payments to Nokia in U.S. dollars. These derivatives do not qualify for SFAS 133 hedge accounting treatment. Accordingly, the change in fair value of this derivative is recorded immediately to earnings. In 2002 the net of the currency exchange loss on the note payable of $280,080 and the gain on the forward exchange contracts of $271,710 was included in interest expense. At December 31, 2002 the Company had forward purchase contracts to buy and Euros with a nominal U.S. dollar value equivalent to $1,669,710. The fair value of these forward purchase contracts at December 31, 2002 was approximately $271,710, and is included in other current assets in the accompanying balance sheet.

NOTE 3 - Common Stock Financing

On March 28, 2002, the Company sold 381,760 shares of common stock in a private placement financing at a price of $1.59 per share. Total proceeds were $607,000, and net proceeds after costs and expenses were $419,326. Such proceeds were used for general working capital purposes. In conjunction with the financing, the Company issued five-year warrants to investors to acquire an additional 95,439 shares of common stock at $1.59 per share, and issued a five-year warrant to the placement agent to acquire 22,905 shares of common stock at $1.59 per share. Using a Black-Scholes valuation formula with the following assumptions: 0.0% dividend yield rate, 5.13% risk free interest rate, $1.82 fair value of common stock, $1.59 exercise price, a life of 5 years, and a volatility of 1.409, $157,475 of the proceeds were attributed to the warrants issued to investors, and the warrants issued to the placement agent were valued at $37,793. Two directors of the Company invested an aggregate of $130,000 in cash in this financing. The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act and Regulation D thereunder. Pursuant to a Registration Rights Agreement, the Company filed on May 1, 2002 a registration statement on Form S-3 to enable the resale of the shares issued in this offering and the shares issuable on exercise of the warrants issued to investors and the placement agent in this offering. The Company received stockholder ratification of this financing at its June 2002 Annual Meeting of Stockholders.

NOTE 4 - Redeemable Preferred Stock Financing

On October 3, 2002, the Company sold 100,000 shares of Series E redeemable convertible preferred stock in a private placement financing at a price of $10.00 per share. The net proceeds after costs and expenses were $809,873. Proceeds from this financing were used for general working capital purposes. The preferred stock converts into shares of Socket Communications common stock or will be redeemed for cash in fifteen equal monthly installments commencing January 31, 2003. Each share of preferred stock will be converted into approximately 11.5 shares of common stock (a conversion price of $0.87 per common share) if the market price of the Company's common stock at the time of conversion is 125% (approximately $1.09 per share) or more of the conversion price. Otherwise, the Company may, at its option, redeem the preferred shares for cash or issue additional shares in accordance with the financing agreement. The preferred stock carries a dividend preference of 12% per year payable in preference to payment of any dividend on the Company's common stock. The dividend preference is cumulative and payable monthly commencing on December 31, 2002 and on the last business day of each consecutive calendar month thereafter. Dividend payments may be made, at the Company's election, either in cash or in shares of common stock. The Company may require all or a portion of the preferred stock to convert into common stock at any time, subject to certain limitations. The number of shares issuable upon such a mandatory conversion of a share preferred stock will equal the stated value of such share (initially $10) divided by the lower of (1) the conversion price then in effect, and (2) 85% of the average of the three lowest closing sale prices of our common stock for the 30 trading days prior to the effective date of the conversion. Dividends of $28,931 were accrued in the fourth quarter of 2002 and were paid in cash in January 2003.

In conjunction with the financing, the Company issued five-year warrants to investors to purchase 250,000 shares of the Company's common stock at a price of $0.957 per share. The warrant was valued at $192,500 using the Black-Scholes valuation model with the following assumptions: 0.0% dividend yield rate, 2.74% risk free interest rate, $0.87 fair value of common stock, $0.957 exercise price, a life of 5 years, and volatility of 1.408. $161,400 of the value of the financing was attributed to the warrants and $648,473 attributed to the value of the redeemable convertible preferred stock. Accretion charges in the amount of $351,527 will be recognized over eighteen months commencing with the issuance date for the beneficial conversion feature on the preferred stock. The Company will accrete the value of the preferred stock up to its redemption value. Accretion in the amount of $82,714 was recorded in the fourth quarter 2002.

NOTE 5 - Bank Financing Arrangements

In October 2002 the Company renewed its credit agreement ("Credit Agreement") with a bank. The Credit Agreement, which expires on July 15, 2003, allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international trade receivables ($2,500,000 and $1,500,000, respectively), at the lender's index rate which is based on prime plus 0.75% and 0.5% on the domestic and international lines, on domestic and international trade accounts receivables. In conjunction with the renewal the Company issued five-year warrants, valued at $10,950, to the bank to acquire 15,000 shares of common stock at $0.82 per share. The rates in effect at December 31, 2002 were 5.0% and 4.75% on the domestic and international lines. At December 31, 2002 outstanding borrowings under the domestic and international lines were $739,000 and $1,167,000, respectively, which were the approximate total amounts available on the lines. At December 31, 2001 outstanding amounts on the domestic and international lines were $779,000 and $538,000, respectively, which were the approximate total amounts available on the lines. The Credit Agreement contains certain financial covenants, measured quarterly beginning December 31, 2002, including a requirement that the Company's tangible net worth must exceed $1,500,000, and the Company maintain a quarterly net profit of $1.00 before interest, taxes, and other non-cash charges. Because of the net loss in the fourth quarter the Company was not in compliance with the covenants at December 31, 2002 (see Note 14 for discussion of the subsequent renewal of the Company's bank line).

NOTE 6 - Capital Lease Obligations and Equipment Financings

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At December 31, 2002 property and equipment with a cost of $99,739 were subject to such financing arrangements. Related accumulated amortization at December 31, 2002 amounted to $23,458. Future minimum payments under capital lease and equipment financing arrangements as of December 31, 2002 are as follows:

2003	37,644
2004	13,360
Total minimum payments	51,004
Less amount representing interest	(6,566)
Present value of net minimum payments	44,438
Less current portion	(31,728)
Long-term portion	$ 12,710

NOTE 7 - Commitments

The Company's headquarters are operated under a five-year noncancelable operating lease which expires in December 2006. The Company also has acquired noncancelable leases which expire in 2003. Future minimum lease payments under all operating leases are:

2003	$ 530,454
2004	468,742
2005	487,492
2006	506,991
Total	$ 1,993,679

Rental expense under all operating leases was $674,599, $284,277, and $226,959, for each of the years ended December 31, 2002, 2001, and 2000, respectively. The Company subleases a portion of its office space which will expire in 2003. Sublease income was $54,490 for the year ended December 31, 2002.

The Company has non-cancelable purchase commitments with its vendors for inventory used in the ordinary course of business for $8.4 million over the next two years.

NOTE 8 - Stock Option/Stock Issuance Plan

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

Information with respect to the 1993 Plan is summarized as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Price Per share
Balance at December 31, 1999	114,902	68,606	$0.63
Exercised	--	(65,460)	$0.63
Balance at December 31, 2000	114,902	3,146	$0.64
Balance at December 31, 2001	114,902	3,146	$0.64
Balance at December 31, 2002	114,902	3,146	$0.64

As of December 31, 2002, 2001, and 2000, options to purchase 3,146 shares were exercisable at a weighted average exercise price $0.64 for all years presented. The exercise price of the options at December 31, 2002 ranged from $0.59 to $0.67. The weighted average remaining contractual life for options outstanding under the 1993 Plan at December 31, 2002 is approximately 1.25 years.

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

Information with respect to the 1995 Plan is summarized as follows:

		Outstanding Options
	Options Available For Grant	Number of Shares	Weighted Average Price Per share
Balance at December 31, 1999	1,020,879	1,879,916	$0.67
Increase in shares authorized	1,200,000	--
Granted	(1,793,976)	1,793,976	$5.30
Canceled	52,762	(52,762)	$8.39
Exercised	--	(695,669)	$0.56
Balance at December 31, 2000	479,665	2,925,461	$3.39
Increase in shares authorized	900,000	--
Granted	(1,495,700)	1,495,700	$1.88
Canceled	483,030	(483,030)	$9.41
Exercised	--	(757,019)	$0.66
Balance at December 31, 2001	366,995	3,181,112	$2.41
Increase in shares authorized	944,180	--
Granted	(1,242,500)	1,242,500	$1.02
Canceled	603,667	(603,667)	$2.98
Exercised	--	(46,862)	$0.59
Balance at December 31, 2002	672,342	3,773,083	$1.89

The weighted average fair value of options granted during 2002, 2001, and 2000 was $0.95, $1.45, and $4.69 per share, respectively. As of December 31, 2002, 2001 and 2000, options to purchase 1,457,486, 906,688, and 827,330 shares were exercisable at a weighted average exercise price of $2.26, $2.57, and $1.00, respectively.

The outstanding and exercisable options at December 31, 2002 presented by price range are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.44 - 0.69	319,600	5.92	$ 0.59	282,433	$ 0.59
0.76	570,083	9.92	0.76	22,336	0.76
0.97 - 1.29	1,473,554	9.00	1.14	385,272	1.11
1.50	17,708	6.92	1.50	11,979	1.50
2.28	78,000	8.58	2.28	30,000	2.28
3.38	1,296,805	8.00	3.38	711,299	3.38
7.75	2,000	7.00	7.75	1,542	7.75
14.94	15,333	7.17	14.94	12,625	14.94
$ 0.44 - 14.94	3,773,083	8.50	$ 1.89	1,457,486	$ 2.26

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

Information with respect to the 1999 Plan is summarized as follows:

		Outstanding Options
	Options Available For Grant	Number of Shares	Weighted Average Price Per share
Balance at December 31, 1999	560,000	429,583	$0.56
Increase in Shares Authorized	500,000	--
Granted	(833,224)	833,224	$3.38
Exercised	--	(77,603)	$0.56
Balance at December 31, 2000	226,776	1,185,204	$2.54
Granted	(250,000)	250,000	$3.16
Canceled	28,021	(28,021)	$2.44
Exercised	--	(14,200)	$0.56
Balance at December 31, 2001	4,797	1,392,983	$2.67
Canceled	33,125	(33,125)	$2.94
Exercised	--	(6,875)	$0.56
Balance at December 31, 2002	37,922	1,352,983	$2.68

No shares were granted in 2002. The weighted average fair value of options granted during 2001 and 2000 was $2.92 and $3.11 per share, respectively. As of December 31, 2002, 2001, and 2000, 853,547, 534,153 and 160,760 options were exercisable at a weighted average exercise price of $2.46, $2.40, and $1.78, respectively. The outstanding and exercisable options at December 31, 2002 presented by price range are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.56	318,509	6.50	$ 0.56	265,280	$ 0.56
2.28	45,000	8.58	2.28	35,000	2.28
3.38	989,474	8.08	3.38	553,267	3.38
$ 0.56 - 3.38	1,352,983	7.67	$ 2.68	853,547	$ 2.46

The Company did not grant new options to consultants in any of the three years ended December 31, 2002. In prior years the Company granted options to consultants in exchange for consulting services to be rendered and generally vested over a period of four years. The Company recorded charges to operations related to these compensatory stock option grants of $0, $33,604, and $143,904, for the years ended December 31, 2002, 2001, and 2000. The Company has no remaining options outstanding related to consultants.

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

NOTE 9 - Warrants

The Company issued warrants to purchase common stock in connection with certain financing agreements. The Company has the following warrants outstanding to purchase common stock at December 31, 2002:

Reason	Number of Shares	Price Per Share	Issue Date	Expiration Date
Series B financing	98,500	$ 0.40	Jan 1998	Jan 2003
Series B-1 financing	132,750	$ 0.565	Feb 1998	Feb 2003
Series B-2 financing	110,725	$ 0.57375	Mar 1998	Mar 2003
Common stock financing	118,344	$ 1.59	Mar 2002	Mar 2007
Bank line financing	15,000	$ 0.82	Oct 2002	Oct 2007
Series E redeemable convertible preferred stock financing	250,000	$ 0.957	Oct 2002	Oct 2007
Total warrants	725,319

NOTE 10 - Shares Reserved

Common stock reserved for future issuance was as follows at December 31, 2002:

Stock option grants outstanding (see Note 8)	5,129,212
Reserved for future stock option grants (see Note 8)	825,166
Common stock warrants (see Note 9)	725,319
Conversion of Series E redeemable convertible preferred stock (see Note 4)	1,149,425
Total common stock reserved for future issuance	7,829,122

NOTE 11 - Related Party

The Company had outstanding accounts payable to the Impact Zone, an engineering design and consulting services company, of $71,875, $18,688, and $29,400 at December 31, 2002, 2001,and 2000. The Company received services during the years ended December 31, 2002, 2001, and 2000 valued at $268,853, $234,838, and $163,500, respectively. The Company had no outstanding accounts receivable due from the Impact Zone at December 31, 2002, 2001, and 2000, and recognized revenues during the year ended December 31, 2001 of $18,118. The Impact Zone's principal stockholder, Dale Gifford, is a sibling of Micheal L. Gifford, Executive Vice President and Director of Socket.

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

NOTE 13 - Income Taxes

Due to the Company's loss position, there was no provision for income taxes for the years ended December 31, 2002, 2001, and 2000.

As of December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $17,000,000 and $5,000,000, respectively. The Company also has federal and state tax credit carryforwards of approximately $300,000 and $300,000, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2004 through 2022, if not utilized.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss and credit carryforwards before utilization.

The tax benefits associated with employee stock options provide a deferred benefit of approximately $436,000 which has been offset by the valuation allowance. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital when realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of deferred tax assets are as follows:

	December 31,
Deferred tax assets:	2002	2001
Net operating loss carryforwards	$ 6,154,000	$ 6,010,000
Credits	487,000	330,000
Capitalized research and development costs	2,474,000	2,260,000
Reserves	718,000	770,000
Total deferred tax assets	9,833,000	9,370,000
Valuation allowance for deferred tax assets	(9,639,000)	(9,059,000)
Net deferred tax assets	(194,000)	(311,000)
Deferred tax liability:
Acquired intangibles	194,000	311,000
Net deferred taxes	$ --	$ --

NOTE 14 - Subsequent Events

Series F Convertible Preferred Stock

On March 20, 2003 the Company sold 276,269 shares of its Series F Convertible Preferred Stock, $0.001 par value, at $7.22 per share (total of $2,000,000 cash proceeds) pursuant to Section 4(2) of the Securities Act of 1933, as amended. Proceeds will be used for general working capital purposes. Each share of Series F Convertible Preferred Stock is convertible into 10 shares of common stock at the option of the holder, in whole or in part, at any time for a period of three years following the date of sale with a mandatory conversion date three years from date of issue. The Series F stock will convert into a total of 2,762,690 shares of common stock at a conversion price of $0.722 per share. In addition, the Company issued three-year warrants to the same investors to acquire 827,807 shares of common stock at $0.722 per share, and the Company issued five-year warrants to the placement agent, Spencer Trask Ventures, Inc., to acquire up to 718,300 shares of common stock at $0.722 per share.

Series F Preferred Stock is convertible into common stock anytime at the option of the Holder prior to the mandatory conversion date of three years after issue and automatically converts earlier in the event of a merger or consolidation of the Company if, as a result of such transaction, the holders of common stock immediately prior to such merger or consolidation would hold less than 50% of the voting securities of the surviving entity immediately following such merger or consolidation. The holders of Series F Preferred Stock have voting rights equal to the number of common shares issuable upon conversion. In the event of liquidation, holders of Series F Preferred Stock are entitled to liquidation preferences over common stockholders equal to their initial investment plus all accrued but unpaid dividends. Dividends accrue at the rate of 8% per annum and are payable quarterly in cash or in common stock, at the option of the Company.

Bank Line Renewal and Extension

On March 28, 2003, the Company renewed and extended its Credit Agreement (see Note 5 - Bank Financing Arrangements) to April 15, 2004 provided no material adverse change occurs in the Company's financial condition or ability to perform under the Credit Agreement as determined by the lender. Under the new Credit Agreement, the Company must maintain cash and available credit under the line in excess of two times the net loss, adjusted for non-cash charges including depreciation and amortization, for the preceding four quarters. The remaining terms of the Credit Agreement remain unchanged from the existing Credit Agreement (See Note 5).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 19, 2003.

Item 11. Executive Compensation

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 19, 2003.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2002 about our common stock that may be issued under the Company's existing equity compensation plans. For additional information about the equity compensation plans see Note 9 to the Company's Consolidated Financial Statements.

	Number ofsecurities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,776,229	$ 1.89	787,244
Equity compensation plans not approved by security holders (2)	1,352,983	$2.68	37,922
Total	5,129,212	$2.09	825,166

______________________

(1) Includes the 1993 Stock Plan (the "1993 Plan") and the 1995 Stock Plan (the "1995 Plan"). Pursuant to an affirmative vote by security holders in June 2001, an annual increase is added on the first day of each fiscal year equal to the lesser of (a) 2,000,000 shares, (b) 4% of the outstanding shares on that date, or (c) a lesser amount as determined by the Board of Directors.
(2) Includes the 1999 Stock Plan (the "1999 Plan").

Item 13. Certain Relationships and Related Transactions

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 19, 2003.

Item 14. Controls and Procedures

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

(b) Changes in internal controls

Our review of our internal controls was made within the context of the relevant professional auditing standards defining "internal controls," "significant deficiencies," and "material weaknesses." "Internal controls" are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. "Significant deficiencies" are referred to as "reportable conditions," or control issues that could have a significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is a particularly serious reportable condition where the internal control does not reduce to a relatively low level of risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out the evaluation described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this report:

1. All financial statements.

2. Financial statement schedules.
All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes herein.

3. Exhibits.
See Index of Exhibits on page 65. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

(b) Reports on Form 8-K:

The Company reported its acquisition of Nokia's CompactFlash Bluetooth Card business including a product line and related technology license on Form 8-K dated March 14, 2002, filed March 15, 2002.

The Company reported the completion of a private placement of its Common Stock on Form 8-K dated March 28, 2002, filed on April 10, 2002.

The Company reported the completion of a private placement of its Series E Redeemable Convertible Preferred stock on Form 8-K dated October 3, 2002, filed October 7, 2002.

The Company reported that its Common Stock would commence trading on the Nasdaq SmallCap Market on Form 8-K dated December 13, 2002, filed on December 17, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SOCKET COMMUNICATIONS, INC.
Registrant

Date: March 28, 2003	/s/ Kevin J. Mills Kevin J. Mills President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Kevin J. Mills	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2003
Kevin J. Mills

By	/s/ Charlie Bass	Chairman of the Board	March 28, 2003
Charlie Bass

By	/s/ David W. Dunlap	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003
David W. Dunlap

By	/s/ Micheal L. Gifford	Executive Vice President and Director	March 28, 2003
Micheal L. Gifford

By	/s/ Enzo Torresi	Director	March 28, 2003
Enzo Torresi

By	/s/ Gianluca Rattazzi	Director	March 28, 2003
Gianluca Rattazzi

By	/s/ Peter Sealey	Director	March 28, 2003
Peter Sealey

By	/s/ Leon Malmed	Director	March 28, 2003
Leon Malmed

CERTIFICATIONS

I, Kevin J. Mills, certify that:

1. I have reviewed this annual report on Form 10-K of Socket Communications, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Kevin J. Mills Name: Kevin J. Mills Title: President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, David W. Dunlap, certify that:

1. I have reviewed this annual report on Form 10-K of Socket Communications, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ David W. Dunlap Name: David W. Dunlap Title: Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

2.1 (1)	Agreement and Plan of Reorganization.

3.1	Amended and Restated Certificate of Incorporation.

3.2	Certificate of Designation of Series E Convertible Preferred Stock.

3.3	Certificate of Designation of Series F Convertible Preferred Stock.

3.4	Bylaws

3.5	Certificate of Amendment of Bylaws dated March 14, 2001.

10.1 (2)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.

10.2 (2)*	1993 Stock Option/Stock Issuance Plan and forms of agreement thereunder.

10.3 (2)*	1995 Stock Plan and forms of agreement thereunder.

10.4 (3)	Standard Lease Agreement by and between Central Court, LLC and the Company dated September 15, 1996.

10.6 (4)*	Form of Amendment No.1 to Stock Option Agreement between the Company and certain Option Holders under the 1995 Stock Option Plan.

10.9 (5)*	1999 Nonstatutory Stock Option Plan.

10.10(6)*	Bonus Plan dated February 18, 1998 between the Company and certain eligible participants.

10.11(7)	Business Transfer Agreement For Nokia Proprietary Bluetooth Technology dated 11 March 2002 between Nokia Corporation and Socket Communications, Inc.

10.12 (7)	Second Amendment to Lease by and between Central Court, LLC and the Company dated December 14, 2001.

10.13*	Form of Executive Management Bonus Plan dated January 1, 2003 between the Company and certain eligible participants.

10.14*	Form of Employment Agreement dated March 19, 2003 between the Company and the officers of the Company.

21.1	Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(7) Incorporated by reference to exhibits filed with the Company's Form 10-K filed April 1, 2002

Exhibit 23.1

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements and Related Prospectuses (Forms S-3 No. 333-100754, No. 333-87348, No. 333-51236, No. 333-96231, No. 333-82591, and No. 333-49001; and Forms S-8 No. 333-87368, No. 333-85721, No. 333-68347, No. 333-66060, No. 333-59838, and No. 333-07669) of our report dated February 10, 2003, (except Note 14, as to which the date is March 28, 2003), with respect to the consolidated financial statements of Socket Communications, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2002.

/s/ ERNST & YOUNG LLP

San Jose, California
March 28, 2003

EXHIBIT 99.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin J. Mills, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Socket Communications, Inc. on Form 10-K for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Socket Communications, Inc.

By: /s/ Kevin J. Mills Name: Kevin J. Mills Title: President and Chief Executive Officer (Principal Executive Officer) Date: March 28, 2003

I, David W. Dunlap, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Socket Communications, Inc. on Form 10-K for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Socket Communications, Inc.

By: /s/ David W. Dunlap Name: David W. Dunlap Title: Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer) Date: March 28, 2003