Form 10-Q
period 2003-03-31
SOCKET COMMUNICATIONS INC
filed 2003-05-15
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2003

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES[X] NO[  ]

Number of shares of Common Stock ($0.001 par value) outstanding as of May 13, 2003 was 24,531,984 shares.

(Index)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2003 (Unaudited)	December 31, 2002*
ASSETS
Current assets:
Cash and cash equivalents	$ 3,850,329	$ 3,146,483
Accounts receivable, net	2,784,975	2,308,101
Inventories	1,896,661	2,128,339
Prepaid expenses and other current assets	335,107	604,236
Total current assets	8,867,072	8,187,159

Property and equipment:
Machinery and office equipment	1,754,234	1,711,740
Computer equipment	656,150	622,422
Accumulated depreciation	(1,681,360)	(1,545,157)
Net property and equipment	729,024	789,005
Intangible technology, net	1,005,317	1,121,685
Goodwill	9,797,946	9,797,946
Other assets	164,345	171,352
Total assets	$ 20,563,704	$ 20,067,147

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank line of credit	$ 1,495,131	$ 1,906,000
Accounts payable and accrued expenses	3,400,344	3,267,015
Accrued payroll and related expenses	625,589	494,453
Deferred revenue	629,202	530,780
Current portion of capital leases and equipment financing notes	32,066	31,728
Current portion of note payable	1,425,058	1,692,636
Total current liabilities	7,607,390	7,922,612

Long term liabilities:
Long term portion of capital leases and equipment financing notes	4,980	12,710

Commitments and contingencies

Series E Redeemable Convertible Preferred Stock, $0.001 par value: Authorized shares - 100,000, Issued and outstanding shares - 80,000 at March 31, 2003 and 100,000 at December 31, 2002, Redemption amount - $800,000 at March 31, 2003	618,590	731,187

Stockholders' equity:
Series F Convertible Preferred Stock, $0.001 par value: Authorized Shares - 300,000, Issued and outstanding shares - 276,269 at March 31, 2003	276	--
Common stock, $0.001 par value: Authorized shares - 100,000,000 Issued and outstanding shares - 24,351,984 at March 31, 2003 and 24,113,998 at December 31, 2002	24,352	24,114
Additional paid-in capital	45,346,953	43,386,956
Accumulated deficit	(33,038,837)	(32,010,432)
Total stockholders' equity	12,332,744	11,400,638
Total liabilities and stockholders' equity	$ 20,563,704	$ 20,067,147
_________________________
*Derived from audited consolidated financial statements.

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended March 31,
	2003	2002
Revenues:	$ 4,878,565	$ 4,011,870
Cost of revenue	2,476,713	2,011,981
Gross profit	2,401,852	1,999,889

Operating expenses:
Research and development	920,941	898,787
Sales and marketing	1,283,586	1,613,064
General and administrative	673,794	626,404
Amortization of intangibles	116,368	63,231
Total operating expenses	2,994,689	3,201,486
Operating loss	(592,837)	(1,201,597)
Interest income and other	7,210	10,875
Interest expense	(26,880)	(9,899)
Net loss	$ (612,507)	$ (1,200,621)
Preferred stock dividends	(32,000)	--
Preferred stock accretion	(383,898)	--
Net loss applicable to common stockholders	$ (1,028,405)	$ (1,200,621)

Basic and diluted net loss per share applicable to common stockholders	$ (0.04)	$ (0.05)

Weighted average shares outstanding	24,207,403	23,649,465

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2003	2002
Operating activities
Net loss	$ (612,507)	$ (1,200,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136,203	100,141
Net gain on foreign currency translations	(8,068)	--
Gain on forward exchange contract	(10,170)	--
Foreign currency exchange loss on note payable	4,500	--
Amortization intangibles	116,368	63,231

Changes in operating assets and liabilities:
Accounts receivable	(474,657)	(208,829)
Inventories	231,678	181,821
Prepaid expenses and other current assets	117,599	27,687
Other assets	7,007	2,077
Accounts payable and accrued expenses	132,301	477,952
Accrued payroll and related expenses	131,136	191,217
Deferred revenue	98,422	(4,773)
Net cash used in operating activities	(130,188)	(370,097)

Investing activities
Purchase of equipment	(76,222)	(58,585)
Acquisition of Nokia CompactFlash Bluetooth business	--	(875,170)
Net cash used in investing activities	(76,222)	(933,755)

Financing activities
Payments on capital leases and equipment financing notes	(7,392)	(6,160)
Payments on notes payable	(272,078)	--
Net proceeds from sale of foreign exchange contract	161,700	--
Gross proceeds from bank lines of credit	1,495,131	1,582,706
Gross payments on bank lines of credit	(1,906,000)	(1,317,000)
Proceeds from stock option exercised	--	19,432
Warrants exercised	119,179	--
Net proceeds from sale of preferred stock and warrants to purchase common stock	1,544,838	--
Net proceeds from sale of common stock and warrants to purchase common stock	--	419,326
Redemption payments on Series E redeemable preferred stock	(200,000)	--
Dividends paid	(32,000)	--
Net cash provided by financing activities	903,378	698,304

Effect of exchange rate changes on cash and cash equivalents	6,878	--
Net increase in cash and cash equivalents	703,846	(605,548)

Cash and cash equivalents at beginning of period	3,146,483	4,815,245
Cash and cash equivalents at end of period	$ 3,850,329	$ 4,209,697

Supplemental cash flow information
Cash paid for interest	$ 26,880	$9,899
Warrants issued in conjunction with preferred stock financing	$ 296,494	$ 195,269
Acquisition of Nokia CompactFlash Bluetooth business with notes payable	$ --	$ 1,754,830

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Basis of Presentation

The accompanying consolidated financial statements of Socket Communications, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's amended Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 - Summary of Significant Accounting Policies

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

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and has adopted the disclosure-only alternative described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.

(Index)

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement 123, the Company's net loss per share would have increased to the pro forma amounts indicated below:

Three Months Ended March 31,
	2003	2002
Net loss applicable to common shareholders	$ (1,028,405)	$ (1,200,621)
Stock-based employee compensation expense determined under APB 25	--	--
Stock-based employee compensation expense determined under fair value based method	(544,028)	(576,576)
Pro forma net loss applicable to common shareholders	$ (1,572,433)	$ (1,777,197)
Basic and diluted net loss per share	$ (0.04)	$ (0.05)
Pro forma basic and diluted net loss per share	$ (0.06)	$ (0.08)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. There were no options granted in the first quarter of 2002. Weighted average assumptions for the first quarter of 2003 are as follows:

Risk-free interest rate (%)	3.46%
Dividend yield	--
Volatility factor	1.3
Expected option life (years)	6.5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options

(Index)

NOTE 3 - Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	March 31, 2003	December 31, 2002
Raw materials and sub-assemblies	$ 1,353,744	$ 1,526,220
Finished goods:
Held on site	78,800	190,643
Consigned at retailer	464,117	411,476
Total finished goods	542,917	602,119
Total inventory	$ 1,896,661	$ 2,128,339

NOTE 4 - Bank Financing Arrangements

In March 2003, the Company renewed and extended its Credit Agreement with its bank which will now expire on April 15, 2004 provided no material adverse change occurs in the Company's financial condition or ability to perform under the Credit Agreement as determined by the lender. The credit facility under the Credit Agreement allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables ($2,500,000 and $1,500,000, respectively), at the lenders index rate which is based on prime, plus 0.75% and 0.5%, respectively, on domestic and international receivables. The rates in effect at March 31, 2003 were 5.0% and 4.75% on the domestic and international lines, respectively. At March 31, 2003, outstanding amounts borrowed under the lines were $744,000 and $751,000, respectively, which were the approximate amounts available on the lines. These amounts outstanding at March 31, 2003 were repaid in April 2003. Under the new Credit Agreement, the Company must maintain cash and available credit under the line in excess of two times the Company's net loss, adjusted for non-cash charges including depreciation and amortization, for the preceding four quarters. The remaining terms of the Credit Agreement remain unchanged from the previous Credit Agreement.

NOTE 5 - Series F Convertible Preferred Stock Financing

On March 20, 2003 the Company sold 276,269 units at a price of $7.22 per unit (total of $2,000,000 cash proceeds) pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Two directors of the Company invested an aggregate of $115,000 in the financing. Each unit consisted of one share of the Company's Series F Convertible Preferred Stock (the "Series F Preferred Stock") and three-year warrants to purchase three shares of the Company's Common Stock, a total of 828,807 shares, at an exercise price of $0.722 per share. Proceeds will be used for general working capital purposes. Each share of Series F Preferred Stock is convertible into 10 shares of Common Stock at the option of the holder, in whole or in part, at any time for a period of three years following the date of sale with a mandatory conversion date three years from date of sale. The Series F Preferred Stock is currently convertible into a total of 2,762,690 shares of Common Stock at a conversion price of $0.722 per share, subject to certain adjustments. In addition, the Company issued five-year warrants to the placement agent, Spencer Trask Ventures, Inc., to acquire up to 718,300 shares of Common Stock at $0.722 per share. The value of the warrants were determined using the Black-Scholes valuation model with the following assumptions: 0.0% dividend yield rate, risk free interest rates of 1.9% and 2.81%, respectively, for the investors and placement agent, $0.73 per share fair value of common stock, $0.722 exercise price, a life of 3 years and 5 years, respectively, for the investors and placement agent, and a volatility of 0.911. The investor and placement agent warrants were valued at $348,099 and $366,333, respectively. A one time accretion charge of $296,494 in the first quarter of 2003 reflects the discount from market after giving effect to an allocation to the investor warrants of $296,494 of the proceeds of the Series F issuance. The remaining accretion charges of $87,404 in the first quarter of 2003 arise from the accounting for the redemption of the Series E issuance.

(Index)

The Series F Preferred Stock automatically converts into Common Stock three years after sale and automatically converts earlier in the event of a merger or consolidation of the Company, subject to certain conditions. The holders of Series F Preferred Stock have voting rights equal to the number of common shares issuable upon conversion. In the event of liquidation, holders of Series F Preferred Stock are entitled to liquidation preferences over common stockholders equal to their initial investment plus all accrued but unpaid dividends. Dividends accrue at the rate of 8% per annum and are payable quarterly in cash or in Common Stock, at the option of the Company.

NOTE 6 - Note Payable to Nokia

On March 16, 2002, the Company acquired from Nokia Corporation its CompactFlash ("CF") Bluetooth® Card business including a product line and a sole, non-exclusive, nontransferable, worldwide license to make, use and sell the related product line technology. The purchase price was three million Euros of which two million Euros was in the form of a note payable to Nokia. In August 2002, payment of the balance was revised to fifteen monthly installments of 100,000 Euros due each month beginning September 11, 2002 with a final installment of 500,000 Euros due on December 11, 2003. Outstanding balances under the note accrue interest at an annual rate of 6% and the accumulated interest is payable at the time of each installment payment. Interest charges in the first quarter of 2003 were $23,597 compared to $5,830 in the first quarter of 2002.

The Company is using foreign currency forward exchange contracts for Euros in order to mitigate the impact of currency fluctuations between the Euro and the U.S. dollar on the future payments to Nokia. These derivatives do not qualify for SFAS 133 hedge accounting treatment. Accordingly, the changes in fair value of these derivatives were recorded to earnings. In the first quarter of 2003 the net of the currency exchange loss on the note payable of $4,500 and the gain on the forward exchange contracts of $10,170 was included in interest and other income. At March 31, 2003 the Company had forward purchase contracts to buy Euros with a nominal U.S. dollar value equivalent to $1,420,380. The fair value of these forward purchase contracts at March 31, 2002 was approximately $120,180, and such value is included in other current assets in the accompanying balance sheet.

(Index)

NOTE 7 - Intangible Assets

During the first quarter of 2002, the Company acquired intangible assets in conjunction with the acquisition of Nokia's CompactFlash Bluetooth Card business and related product line technology. These intangible assets were valued at $980,000, and consist of purchased technology and a beneficial licensing agreement. Estimated useful lives of the acquired assets ranged from one to three years. Intangible assets of $835,125 from a prior acquisition consist of developed software and technology, and have estimated lives ranging form 2.5 to 8.5 years. Amortization of these intangible assets in the first quarter of 2003 was $116,368 compared to $63,231 in the first quarter of 2003.

Intangible assets as of March 31, 2003 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Project management tools	$ 570,750	$ (167,867)	$ 402,883
Development software	111,375	(92,812)	18,563
Schematic library	153,000	(153,000)	--
Bluetooth CompactFlash technology	900,000	(316,129)	583,871
Licensing agreement	80,000	(80,000)	--
Subtotal definite lived intangible assets	1,815,125	(809,808)	1,005,317
Goodwill	11,695,760	(1,897,814	9,797,946
Total intangible assets	$ 13,510,885	$ (2,707,622)	$ 10,803,263

Based on definite lived intangible assets recorded at March 31, 2003 and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2003	$ 293,923
2004	367,147
2005	126,018
2006	67,147
2007 and beyond	151,082
$ 1,005,317

(Index)

NOTE 8 - Net Loss Per Share Applicable to Common Stockholders

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2003	2002
Numerator:
Net loss	$ (612,507)	$ (1,200,621)
Preferred stock dividends	(32,000)	--
Preferred stock accretion	(383,898)	--
Net loss applicable to commons stockholders	$ (1,028,405)	$ (1,200,621)

Denominator:
Weighted average common shares outstanding used in computing basic and diluted net loss per share	24,207,403	23,649,465

Basic and diluted net loss per share	$ (0.04)	$ (0.05)

The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses since inception and therefore no potential shares of Common Stock from the exercise of stock options or warrants has been included in the net loss per share calculation. Options and warrants to purchase 8,009,704 and 5,326,356 shares of Common Stock in the three months ended March 31, 2003 and 2002, respectively, have been omitted from the loss per share calculation as their effect is antidilutive.

NOTE 9 - Segment Information

The Company operates in one segment, connection solutions for mobile computers. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Information regarding geographic areas for the quarters ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31,
Revenues:	2003	2002
United States	$ 2,955,706	$ 2,243,127
Europe	1,193,557	978,014
Asia and rest of world	729,302	790,729
Total Revenues	$ 4,878,565	$ 4,011,870

Export revenues are attributable to countries based on the location of the Company's customers. The Company does not hold long-lived assets in foreign locations.

(Index)

Major customers who accounted for at least 10% of the Company's total revenues were as follows:

	Three Months Ended March 31,
	2003	2002
Ingram Micro	13%	24%
Tech Data	23%	*

* Customer accounts for less than 10% of total revenues for the period

NOTE 10 - Income Taxes

Due to the Company's loss position, there was no provision for income taxes for the three months ended March 31, 2003 and 2002.

NOTE 11 - Comprehensive Loss
The Company has no items of other comprehensive loss to report in any of the periods presented.

NOTE 12 - Related Party

The Company had outstanding accounts payable to the Impact Zone, an engineering design and consulting services company, of $71,250 and $29,231, at March 31, 2003 and 2002, respectively. The Company received services during the quarter ended March 31, 2003 and 2002 valued at $67,500 and $56,981, respectively. The Impact Zone's principal stockholder, Dale Gifford, is a sibling of Micheal L. Gifford, Executive Vice President and Director of Socket.

(Index)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve risks and uncertainties, including, among other things, the uncertainties associated with forecasting future revenues, costs and expenses. Our actual results may differ materially from the results discussed in the forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. Factors that might cause such a difference include, but are not limited to, those discussed below and under "Other Factors Affecting Future Operations." We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the interim condensed consolidated financial statements and notes included elsewhere in this report and in other reports and documents filed from time to time with the Securities and Exchange Commission.

Revenue
We design, manufacture and sell products for connecting handheld and notebook computers to computer networks and peripherals. Total revenues for the first quarter of 2003 were $4.9 million, an increase of 22% over revenue of $4.0 million in the first quarter of 2002.

Our products cover a wide range of connection solutions in four product families:

  Our network connection products are connection devices that can be plugged into standard expansion slots in handheld and notebook computers. They allow users to connect their computers to the Internet or to private networks, or to communicate with other electronic devices such as desktop computers and printers. Our products offer both wireless and cable connections to external devices such as cell phones and printers. Wireless connection products include cards using the Bluetooth wireless technology standard for short-range wireless connectivity, and cards for connecting to local wireless networks using the Wireless LAN (or WiFi) standard.
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

Our network connection product revenue in the first quarter of 2003 was $1.9 million, an increase of 27% compared to revenue of $1.5 million in the first quarter of 2002. In the fourth quarter of 2002 we introduced our Bluetooth GPS receiver with navigation kit. Revenue growth of $0.6 million from this new product and our modem cards were partially offset by moderate declines in the sale of our Ethernet plug-in cards, Wireless LAN plug-in cards and our phone connection cards.

(Index)

Our bar code scanning product revenue in the first quarter of 2003 was $1.3 million, an increase of 30% compared to revenue of $1.0 million in the first quarter of 2002. Revenue growth was due primarily to increased sales of our bar code laser scanner system, which is a laser gun attached via a cord to a CompactFlash card with PC adaptor. Partially offsetting this revenue growth was a modest decline in revenue from our primary scanning product, the In-Hand Scan card, which is a laser scanner incorporated into a CompactFlash card that plugs into a Pocket PC, notebook, or other mobile computer to turn the computer into a portable laser scanner. These product are sold both through general distribution and through Value Added Resellers who contract with customers to provide scanning solutions, and these solution are becoming more widely adopted by the Value Added Reseller community for lightweight portable scanning.

Our peripheral connection card revenue in the first quarter of 2003 was $1.0 million, flat compared to the first quarter of 2002. Peripheral connection cards are primarily used to connect peripheral devices or other electronic equipment to notebook computers. Sales of our standard serial PC Card products, our newer CompactFlash card products, and custom serial card products were flat within their categories for the comparable quarters.

Our embedded products and services revenue in the first quarter of 2003 was $0.6 million compared to $0.5 million for the first quarter of 2002. Revenue growth of $0.2 million from our Bluetooth modules was partially offset by lower sales of our proprietary ASIC chip and lower engineering service revenue.

Gross Margins
Our gross margin for the first quarter of 2003 was 49% compared to a margin of 50% for the first quarter of 2002. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. The decrease in margins is primarily due to higher sales of a new product, our Bluetooth GPS receiver, introduced in the fourth quarter of 2002. Newer products tend to have a higher initial cost and lower gross margin until unit sales volumes increase.

Research and Development Expense
Research and development expense in the first quarter of 2003 was $0.9 million, flat compared to research and development expense in the first quarter of 2002. Modest increases in engineering supplies to support development projects were offset by decreases in the use of outside services, payroll costs, and equipment costs.

Sales and Marketing Expense
Sales and marketing expense for the first quarter of 2003 was $1.3 million, a decrease of 20% compared to $1.6 million in the first quarter of 2002. Almost half of the decrease is due to a reduction in payroll expenses related to a workforce reduction at the end of the first quarter 2002 and the associated one time costs. Additional decreases were in reduced advertising and promotional activities, reductions in the use of consultants and outside services, equipment expenses, and occupancy costs.

(Index)

General and Administrative Expense
General and administrative expense for the first quarter of 2003 was $0.7 million, an increase of 8% compared to general and administrative expense of $0.6 million in the first quarter of 2002. Increased use of legal and professional services, and increased insurance fees were partially offset by reductions in the use of outside services.

Amortization of Intangibles
In March 2002, the Company acquired from Nokia its CompactFlash Bluetooth Card business, including a product line and a sole, non-exclusive, non-transferable, worldwide license to use, make and sell the related product line technology for $2.6 million, of which approximately $1.0 million was attributed to intangible technology and licensing. The intangible assets are being amortized over their estimated useful lives of 1 to 3 years. Amortization charges were $75,000 in the first quarter of 2003 and $22,000 in the first quarter of 2002.

In October 2000, the Company acquired 3rd Rail Engineering, an engineering services firm specializing in embedded systems engineering design and integration services for Windows CE and other operating system environments. The acquisition was valued at $11.3 million, of which approximately $1.1 million was attributed to intangible intellectual property. The intangible assets are being amortized over their estimated useful lives of 3 to 8 years. Amortization charges were $41,000 in both the first quarter of 2003 and the first quarter of 2002.

Interest and Other Income, Interest Expense, Net
Interest income reflects interest earned on cash balances. Interest income of $1,500 in the first quarter of 2003 as compared to interest income of $10,900 in the first quarter of 2002, reflects a lower level of cash on hand during the first quarter of 2003 compared to the first quarter of 2002. Other income included $5,700 of net currency gain on the foreign currency contracts partially offset by the loss on the Euro note payable to Nokia. Interest expense of $26,900 in the first quarter of 2003 compared to interest expense of $9,900 in the first quarter of 2002 and is related to interest on equipment lease financing obligations assumed from 3rd Rail Engineering, and interest on the outstanding notes payable balances due to Nokia for acquisition of its Bluetooth CompactFlash Card business and related product line technology in March 2002.

Income Taxes
There were no provisions for federal or state income taxes as the Company incurred net operating losses in all periods.

Preferred Stock Dividends and Accretion of Preferred Stock
Preferred stock dividends in the first quarter of 2003 reflect dividends of $27,600 accrued at the rate of 12% per annum on Series E redeemable convertible preferred stock issued in October 2002, and dividends of $4,400 accrued at the rate of 8% per annum on Series F Preferred Stock issued in March 2003. Dividends were paid in cash in the first quarter of 2003. Preferred stock accretion in the first quarter of 2003 of $87,400 arising from the accounting for the redemption of the Series E issuance, and a one time accretion charge of $296,494 reflecting the discount from market after giving effect to an allocation to the investor warrants of $296,494 of the proceeds of the Series F issuance.

(Index)

Liquidity and Capital Resources
We have historically financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $46 million in equity capital and preferred stock. We have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly operating losses at least through the second quarter of 2003 and possibly longer. We have historically needed to raise capital to fund our operating losses.

Cash used in operating activities was $0.1 million in the first quarter 2003 as compared to cash used of $0.4 million in the first quarter of 2002. The use of cash resulted from financing our net losses of $0.6 million in the first quarter of 2003 and $1.2 million in the first quarter of 2002, offset by adjustments for non-cash items and changes in working capital balances. Adjustments for non-cash items, including depreciation and amortization, amortization of intangibles, gains on the foreign currency forward exchange contracts, and foreign currency losses on the Euro note payable to Nokia totaled $0.2 million in the first quarter of 2003 and $0.2 million in the first quarter of 2002. Changes in working capital balances in the first quarter of 2003 resulted in a source of cash of $0.2 million, and were primarily from decreases in inventories and prepaids and increases in payables and accrued payroll, and were partially offset by increases in receivables. Changes in working capital balances in the first quarter 2002 resulted in a source of cash of $0.7 million, and were primarily from increases in payables and accrued payroll and decreases in inventories, and were partially offset by increases in receivables.

Cash used in investing activities was $80,000 in the first quarter of 2003 as compared to $0.9 million in the first quarter of 2002. Investing activities in 2003 primarily reflect the cost of new computer hardware and software, and tooling costs. Investing activities in 2002 were primarily due to the acquisition of Nokia's Bluetooth CompactFlash Card business and related product line technology, as well as purchases of equipment. The majority of the equipment purchases in 2002 were tooling purchases related to the acquisition.

Cash provided by financing activities was $0.9 million in the first quarter of 2003, as compared to $0.7 million during the first quarter of 2002. Financing activities in 2003 consist primarily of the net proceeds from the issuance of Series F Preferred Stock and the exercise of previously issued warrants partially offset by payments on the note payable to Nokia, redemption payments made on the Series E redeemable convertible preferred stock, and reductions of the amount outstanding under our bank lines of credit. Financing activities in 2002 consisted primarily of the net proceeds from the issuance of Common Stock in a private placement financing and an increase in the amount outstanding under our bank credit lines.

Our cash balances as of March 31, 2003 were $3.9 million including cash of $1.5 million drawn against our bank line of credit. In March 2003, we renewed our bank line of credit which now expires on April 15, 2004, provided no material adverse change occurs in the Company's financial condition or ability to perform under the Credit Agreement as determined by the lender. On March 21, 2003 we issued Series F Preferred Stock and warrants to increase our working capital balances by $1.5 million, net of issuance costs. We have warrants outstanding from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. We believe our existing cash plus our ability to reduce costs, and the renewed bank line will be sufficient to meet our funding requirements through at least December 31, 2003. Although we do not anticipate the need to raise additional capital in 2003 to fund operations, we may raise additional capital if market conditions are appropriate. If we cannot achieve profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses, make debt payments to Nokia and make cash redemption payments on the Series E redeemable convertible preferred stock. Although we do not anticipate the need to raise additional capital in 2003 to fund our operations, should the need arise we cannot assure you that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders.

(Index)

The Company's contractual cash obligations at March 31, 2003 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years
Long term debt	$ 37,000	$ 32,000	$ 5,000	$ --
Purchase of Nokia Technology	1,425,000	1,425,000	--	--
Operating leases	1,832,000	486,000	966,000	380,000
Unconditional purchase obligations with contract manufacturers	8,162,000	8,162,000	--	--
Total contractual cash obligations	$ 11,456,000	$ 10,105,000	$ 971,000	$ 380,000

Other Factors Affecting Future Operations

We have a history of operating losses, we cannot assure you that we will achieve ongoing profitability and we have monthly payment obligations.

We have incurred significant operating losses since our inception. We expect to incur operating losses through the second quarter of 2003 and possibly longer. For the fiscal year ended December 31, 2002 and the first quarter of 2003, we incurred net losses of $2,971,830 and $612,507 respectively. To obtain profitability, we must accomplish numerous objectives, including the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we cannot assure you that we will generate sufficient net revenue to achieve ongoing profitability.

We also have debt payment obligations to Nokia Corporation under a Business Transfer Agreement that we entered into with Nokia in March 2002. These payments are in the amount of approximately $107,300, plus accrued interest, per month through November 2003, with a final payment of approximately $437,300 plus accrued interest, due in December 2003. In addition, we sold 100,000 shares of Series E redeemable convertible preferred stock in a private placement financing in October 2002. We are obligated to pay one-fifteenth of the original value of the Series E ($66,667) in cash or shares of Common Stock, together with accrued dividends, at the end of every month through March 31, 2004. We have paid all such obligations in the first quarter of 2003 in cash. If we cannot achieve profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses, make debt payments to Nokia and make cash redemption payments on the Series E redeemable convertible preferred stock. We do not anticipate the need to raise additional capital in 2003 to fund our operations, but should the need arise we cannot assure you that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. If we are unable to secure the necessary capital, we will need to suspend some or all of our current operations.

(Index)

We may require additional capital in the future and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

We have historically needed to raise capital to fund our operating losses. We expect to continue to incur operating losses through the second quarter of 2003 and possibly longer. Our forecasts are highly dependent on factors beyond our control, including market acceptance of our products and sales of handheld computers. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any sale of a substantial number of additional shares will cause dilution to our stockholders' investments and could also cause the market price of our Common Stock to fall.

A significant portion of our revenue currently comes from two distributors, and any decrease in revenue from these distributors could harm our business.

A significant portion of our revenue comes from two distributors, Ingram Micro and Tech Data, which represented approximately 36 percent of our worldwide revenue in the first quarter of 2003, and 30 percent of our worldwide revenue in fiscal 2002. We expect that a significant portion of our revenue will continue to depend on sales to Ingram Micro and Tech Data. We do not have long-term commitments from Ingram Micro or Tech Data to carry our products, and either could choose to stop selling some or all of our products at any time. If we lose our relationship with Ingram Micro or Tech Data, we could experience disruption and delays in marketing our products.

If the market for handheld computers fails to grow, we might not achieve our sales projections.

Substantially all of our products are designed for use with mobile personal computers, including handhelds, notebook computers and tablets. If the mobile personal computer industry does not grow or if its growth slows, we might not achieve our sales projections.

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

(Index)

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
  we periodically face intense price competition, particularly when our competitors have excess inventories and discount their prices to clear their inventories; and
  certain original equipment manufacturers of personal computers, mobile phones and handheld computers may make our products less significant by incorporating built-in functions, such as Bluetooth wireless technology and WiFi, into their products.

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

(Index)

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

If demand is lower than forecasted levels, we could have excess production resulting in higher inventories of finished products and components, which could lead to write-downs or write-offs of some or all of the excess inventories. Lower than forecasted demand could also result in excess manufacturing capacity at our third-party manufacturers and in our failure to meet some minimum purchase commitments, each of which may lower our operating results

We depend on alliances and other business relationships with a small number of third parties, and a disruption in any one of these relationships would hinder our ability to develop and sell our products.

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

(Index)

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

We allow our distribution channels to return a portion of their inventory to us for full credit against other purchases. We also supply some retailers on a consignment basis, which means we own the inventory until it is sold by the retailer and the inventory can be returned to us at any time. In addition, in the event we reduce our prices, we credit our distributors for the difference between the purchase price of products remaining in their inventory and our reduced price for such products. Actual returns and price protection may adversely affect future operating results, particularly since we seek to continually introduce new and enhanced products and are likely to face increasing price competition.

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

(Index)

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

(Index)

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

(Index)

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

(Index)

Our operating results could be harmed by economic, political, regulatory and other risks associated with export sales.

Export sales (sales to customers outside the United States) accounted for approximately 42 percent of our revenue in 2002 and approximately 39 percent of our revenue in the first quarter of 2003. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of March 31, 2003, we had 24,351,984 shares of Common Stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 or S-8/S-3 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

(Index)

As of March 31, 2003, we had 80,000 shares of Series E redeemable convertible preferred stock outstanding that are convertible into 919,540 shares of Common Stock at $0.87 per share. To the extent the market price of our Common Stock exceeds $0.87 per share, the holder of Series E may decide to convert some or all of the Series E into Common Stock, and such Common Stock would be freely tradable in the public market and subject only to S-3 prospectus delivery requirements.

As of March 31, 2003, we had 276,269 shares of Series F Preferred Stock outstanding that are convertible into 2,762,690 shares of Common Stock at $0.722 per share.

As of March 31, 2003, we had 6,079,253 shares subject to outstanding options under our stock option plans, and 684,088 shares were available for future issuance under the plans. We have registered the shares of Common Stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of March 31, 2003, we had warrants outstanding to purchase a total of 1,930,451 shares of our Common Stock at exercise prices ranging from $0.722 to $1.59. All such warrants may be exercised at any time and the shares issuable upon exercise may be resold, either without restrictions or subject, in some cases, only to S-3 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2002 through March 31, 2003, our Common Stock price fluctuated between a high of $2.55 and a low of $0.51. The trading price of our Common Stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended March 31, 2003, a decline of 1% in interest rates would have reduced our quarterly interest income by approximately $5,900.

(Index)

Our bank credit line facilities of up to $4 million have variable interest rates based upon the lenders index rate plus 0.75% for the domestic line (up to $2.5 million) and the index rate plus 0.5% for the international line (up to $1.5 million). Accordingly, interest rate increases would increase our interest expense on outstanding credit line balances. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our quarterly borrowing costs by $2,500 for each $1 million of borrowings against our bank credit facility or a maximum of $10,000 per quarter if we utilized our entire credit line.

Foreign Currency Risk.

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we allow certain of our European distributors to purchase our products in Euros, we pay the expenses of our European subsidiary in Euros, we pay the expenses of our Japan office in Japanese Yen, and we expect to enter into selected future purchase commitments with foreign suppliers that will be paid for in the local currency of the supplier. To date these balances have been small and we have not been subject to significant losses from material foreign currency fluctuations. We have payment obligations of approximately 1.3 million Euros as a result of our purchase of Nokia's CompactFlash Bluetooth Card business and related product line technology in March 2002. We have purchased forward purchase contracts for Euros in order to minimize our foreign currency exposure. Based on a sensitivity analysis of our net assets at the beginning, during and at the end of the quarter ended March 31, 2003, an adverse change of 10% in exchange rates would result in an increase in our net loss for the quarter of approximately $28,600. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting such offices to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act filings.

(b) Changes in internal controls

There have been no significant changes in our internal controls or in other factors that would significantly affect internal controls subsequent to the date we carried out the evaluation.

(Index)

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

On March 20, 2003 the Company sold 276,269 units at a price of $7.22 per unit (total of $2,000,000 cash proceeds) pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Two directors of the Company invested an aggregate of $115,000 in the financing. Each unit consisted of one share of the Company's Series F Convertible Preferred Stock (the "Series F Preferred Stock") and three-year warrants to purchase three shares of the Company's Common Stock, a total of 828,807 shares, at an exercise price of $0.722 per share. Proceeds will be used for general working capital purposes. Each share of Series F Preferred Stock is convertible into 10 shares of Common Stock at the option of the holder, in whole or in part, at any time for a period of three years following the date of sale with a mandatory conversion date three years from date of sale. The Series F Preferred Stock is currently convertible into a total of 2,762,690 shares of Common Stock at a conversion price of $0.722 per share, subject to certain adjustments. In addition, the Company issued five-year warrants to the placement agent, Spencer Trask Ventures, Inc., to acquire up to 718,300 shares of Common Stock at $0.722 per share.

The Series F Preferred Stock automatically converts into Common Stock three years after sale and automatically converts earlier in the event of a merger or consolidation of the Company, subject to certain conditions. The holders of Series F Preferred Stock have voting rights equal to the number of common shares issuable upon conversion. In the event of liquidation, holders of Series F Preferred Stock are entitled to liquidation preferences over common stockholders equal to their initial investment plus all accrued but unpaid dividends. Dividends accrue at the rate of 8% per annum and are payable quarterly in cash or in Common Stock, at the option of the Company.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On March 25, 2003, the Company reported on Form 8-K the completion of its Series F Preferred Stock financing on March 21, 2003 as described in Note 5 to the financial statements contained in this report.

(Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCKET COMMUNICATIONS, INC.
Registrant

Date: May 13, 2003	/s/ Kevin J. Mills
Kevin J. Mills President and Chief Executive Officer

Date: May 13, 2003	/s/ David W. Dunlap
David W. Dunlap Vice President of Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

(Index)

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

Date: May 13, 2003	/s/ Kevin J. Mills Name: Kevin J. Mills Title: President and Chief Executive Officer (Principal Executive Officer)

(Index)

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

Date: May 13, 2003	/s/ David W. Dunlap Name: David W. Dunlap Title: Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer)

(Index)

Index to Exhibits

Exhibit Number	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(Index)

Exhibit 99.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin J. Mills, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Socket Communications, Inc. on Form 10-Q for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Socket Communications, Inc.

By: /s/ Kevin J. Mills
Name: Kevin J. Mills Title: President and Chief Executive Officer (Principal Executive Officer) Date: May 13, 2003

I, David W. Dunlap, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Socket Communications, Inc. on Form 10-Q for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Socket Communications, Inc.

By: /s/ David W. Dunlap
Name: David W. Dunlap Title: Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer) Date: May 13, 2003