Form 10-Q
period 2003-06-30
SOCKET COMMUNICATIONS INC
filed 2003-08-14
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2003

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

Number of shares of Common Stock ($0.001 par value) outstanding as of August 5, 2003 was 27,812,211 shares.

(Index)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited) June 30, 2003	December 31, 2002*
ASSETS
Current assets:
Cash and cash equivalents	$ 3,259,512	$ 3,146,483
Accounts receivable, net	2,998,956	2,308,101
Inventories	1,476,347	2,128,339
Prepaid expenses and other current assets	385,491	604,236
Total current assets	8,120,306	8,187,159

Property and equipment:
Machinery and office equipment	1,656,993	1,711,740
Computer equipment	661,758	622,422
	2,318,751	2,334,162
Accumulated depreciation	(1,662,094)	(1,545,157)
Net property and equipment	656,657	789,005
Intangible technology, net	904,249	1,121,685
Goodwill	9,797,946	9,797,946
Other assets	155,138	171,352
Total assets	$ 19,634,296	$ 20,067,147

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	3,030,840	3,267,015
Accrued payroll and related expenses	637,545	494,453
Bank line of credit	$ 1,520,370	$ 1,906,000
Deferred revenue	738,417	530,780
Current portion of capital leases and equipment financing notes	29,307	31,728
Current portion of note payable	1,154,811	1,692,636
Total current liabilities	7,111,290	7,922,612

Long term portion of capital leases and equipment financing notes	--	12,710

Commitments and contingencies

Series E Redeemable Convertible Preferred Stock, $0.001 par value: Authorized shares - 100,000, Issued and outstanding shares - 26,634 at June 30, 2003 and 100,000 at December 31, 2002, Redemption amount - $266,340 at June 30, 2003 and $1,000,000 at December 31, 2002	187,211	731,187

Stockholders' equity:
Series F Convertible Preferred Stock, $0.001 par value: Authorized Shares - 276,269, Issued and outstanding shares - 276,269 at June 30, 2003	276	--
Common stock, $0.001 par value: Authorized shares - 100,000,000, Issued and outstanding shares - 24,978,659 at June 30, 2003 and 24,113,998 at December 31, 2002	24,979	24,114
Additional paid-in capital	45,892,309	43,386,956
Accumulated deficit	(33,581,769)	(32,010,432)
Total stockholders' equity	12,335,795	11,400,638
Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$ 19,634,296	$ 20,067,147
_________________________
*Derived from audited consolidated financial statements included in form 10-K for the year ended December 31, 2002, filed with the Securities Exchange Commission.

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:	$ 5,074,835	$ 4,558,496	$ 9,953,400	$ 8,570,366
Cost of revenue	2,584,119	2,365,796	5,060,832	4,377,777
Gross profit	2,490,716	2,192,700	4,892,568	4,192,589

Operating expenses:
Research and development	793,210	873,966	1,714,151	1,772,753
Sales and marketing	1,228,041	1,203,266	2,511,627	2,816,330
General and administrative	736,753	500,949	1,410,547	1,127,353
Amortization of intangibles	101,068	143,040	217,436	206,271
Total operating expenses	2,859,072	2,721,221	5,853,761	5,922,707
Operating loss	(368,356)	(528,521)	(961,193)	(1,730,118)
Interest income and other	6,566	6,559	13,776	17,434
Interest expense	(20,875)	(34,559)	(47,755)	(44,458)
Net loss	(382,665)	(556,521)	(995,172)	(1,757,142)
Preferred stock dividends	(58,259)	--	(90,259)	--
Preferred stock accretion	(102,008)	--	(485,906)	--
Net loss applicable to common stockholders	$ (542,932)	$ (556,521)	$ (1,571,337)	$ (1,757,142)

Basic and diluted net loss per share applicable to common stockholders	$ (0.02)	$ (0.02)	$ (0.06)	$ (0.07)

Weighted average shares outstanding	24,532,654	24,046,754	24,370,029	23,848,110

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2003	2002
Operating activities
Net loss	$ (995,172)	$ (1,757,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	284,940	212,683
Net gain on foreign currency translations	(38,298)	(31,076)
Gain on forward exchange contract	(74,930)	--
Foreign currency exchange loss on note payable	65,840	--
Amortization of intangibles	217,436	206,271
Accrued interest on notes payable	--	30,510

Changes in operating assets and liabilities:
Accounts receivable	(679,074)	(798,608)
Inventories	651,992	(409,463)
Prepaid expenses	131,975	(268,822)
Other assets	16,214	10,923
Accounts payable and accrued expenses	(281,176)	1,585,066
Accrued payroll and related expenses	143,092	163,737
Deferred revenue	207,637	30,883
Net cash used in operating activities	(349,524)	(1,025,038)

Investing activities
Purchase of equipment	(152,592)	(171,433)
Acquisition of Nokia CompactFlash Bluetooth business	--	(875,170)
Net cash used in investing activities	(152,592	(1,046,603)

Financing activities
Payments on capital leases and equipment financing notes, net	(15,131)	(12,604)
Payments on notes payable	(603,665)	--
Net proceeds from sale of foreign exchange contract	161,700	--
Gross proceeds from bank lines of credit	3,015,501	3,845,770
Gross payments on bank lines of credit	(3,401,131)	(2,899,706)
Proceeds from stock option and warrant exercises	131,774	84,526
Net proceeds from sale of preferred stock and warrants to purchase common stock	1,544,838	--
Net proceeds from sale of common stock and warrants to purchase common stock	--	419,326
Redemption payments on Series E redeemable convertible preferred stock	(200,000)	--
Dividends paid on Series E redeemable convertible preferred stock and Series F convertible preferred stock	(50,369)	--
Net cash provided by financing activities	583,517	1,437,312

Effect of exchange rate changes on cash and cash equivalents	31,628	--
Net increase (decrease) in cash and cash equivalents	113,029	(634,329)

Cash and cash equivalents at beginning of period	3,146,483	4,815,245
Cash and cash equivalents at end of period	$ 3,259,512	$ 4,180,916

Supplemental cash flow information
Cash paid for interest	$ 47,755	$44,458
Acquisition of Nokia CompactFlash Bluetooth business with notes payable	$ --	$ 1,754,830
Warrants issued in conjunction with preferred stock financing	$ 662,827	$ --
Warrants issued in conjunction with common stock financing	$ --	$ 195,269

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Socket Communications, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently evaluating the effect that the adoption of SFAS No. 149 will have on its results of operations and financial condition.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company is currently evaluating the effect that the adoption of SFAS No. 150 will have on its results of operations and financial condition.

(Index)

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

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement 123, the Company's net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss applicable to common shareholders, as reported	$ (542,932)	$ (556,521)	$ (1,571,337)	$ (1,757,142)
Stock-based employee compensation expense determined under fair value based method	(602,575)	(437,047)	(1,146,603)	(1,013,623)
Pro forma net loss applicable to common shareholders	$ (1,145,507)	$ (993,568)	$ (2,717,940)	$ (2,770,765)
Basic and diluted net loss per share as reported	$ (0.02)	$ (0.02)	$ (0.06)	$ (0.07)
Pro forma basic and diluted net loss per share	$ (0.05)	$ (0.04)	$ (0.11)	$ (0.12)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. Weighted average assumptions for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk-free interest rate (%)	3.16%	4.66%	3.36%	4.66%
Dividend yield	--	--	--	--
Volatility factor	1.3	1.4	1.3	1.4
Expected option life (years)	6.5	6.5	6.5	6.5

(Index)

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

NOTE 3 - Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	June 30, 2003	December 31, 2002
Raw materials and sub-assemblies	$ 1,178,835	$ 1,526,220
Finished goods:
Held on site	143,723	190,643
Consigned at retailer	153,789	411,476
Total finished goods	297,512	602,119
Total inventory	$ 1,476,347	$ 2,128,339

NOTE 4 - Bank Financing Arrangements

In March 2003, the Company renewed and extended its Credit Agreement with its bank, which will now expire on April 15, 2004, provided no material adverse change occurs in the Company's financial condition or ability to perform under the Credit Agreement as determined by the lender. The credit facility under the Credit Agreement allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables ($2,500,000 and $1,500,000, respectively), at the lender's index rate which is based on prime plus 0.75% and 0.5%, respectively, on domestic and international receivables. The rates in effect at June 30, 2003 were 4.75% and 4.50% on the domestic and international lines, respectively. At June 30, 2003, outstanding amounts borrowed under the lines were $842,678 and $677,692, respectively, which were the approximate amounts available on the lines. These amounts outstanding at June 30, 2003 were repaid in July 2003. Under the new Credit Agreement, the Company must maintain cash and available credit under the line in excess of two times the Company's net loss, adjusted for non-cash charges including depreciation and amortization, for the preceding four quarters. The Company was in compliance with this requirement at June 30, 2003. The remaining terms of the Credit Agreement remain unchanged from the previous Credit Agreement.

(Index)

NOTE 5 - Series E Redeemable Convertible Preferred Stock

On October 3, 2002, the Company sold 100,000 shares of Series E redeemable convertible preferred stock in a private placement financing at a price of $10.00 per share, for total proceeds of $1.0 million. The sale included a five-year warrant to acquire 250,000 common shares at a price of $0.957 per share. The preferred stock converts into shares of Socket Communications common stock or will be redeemed for cash in fifteen equal monthly installments commencing January 31, 2003. Conversion may be accelerated at the option of the holder. Each share of preferred stock converts into approximately 11.5 shares of common stock (a conversion price of $0.87 per common share) if the market price of the Company's common stock at the time of conversion is 125% (approximately $1.09 per share) or more of the conversion price. The preferred stock carries a cumulative dividend preference of 12% per year payable monthly commencing December 31, 2002. Dividends for the three and six months ended June 30, 2003 were $18,369 and $45,985, respectively, which were paid in cash. Accretion charges for the three and six months ended June 30, 2003 were $102,008 and $189,412, respectively, arising from accreting the value of the preferred stock up to its redemption value. The Company elected to make monthly installment payments totaling $200,000 during the first quarter of 2003. During the second quarter of 2003, the Series E holder elected to convert 53,366 shares of preferred stock resulting in the issuance of 613,400 shares of common stock during the quarter.

NOTE 6 - Series F Convertible Preferred Stock

On March 20, 2003, the Company sold 276,269 units at a price of $7.22 per unit (total of $2,000,000 gross cash proceeds) pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Each unit consisted of one share of the Company's Series F Convertible Preferred Stock (the "Series F Preferred Stock") and a three-year warrant to purchase three shares of the Company's common stock. Two directors of the Company invested an aggregate of $115,000 in the financing. Each share of Series F Preferred Stock is convertible into 10 shares of common stock at the option of the holder, in whole or in part, at any time for a period of three years following the date of sale with a mandatory conversion date three years from date of sale. The Series F Preferred Stock is convertible into a total of 2,762,690 shares of common stock at a conversion price of $0.722 per share, subject to certain adjustments. An additional 828,807 shares of common stock are issuable upon exercise of the warrants at an exercise price of $0.722 per share. In addition, the Company issued five-year warrants to the placement agent, Spencer Trask Ventures, Inc., to acquire up to 718,300 shares of common stock at $0.722 per share. The value of the warrants were determined using the Black-Scholes valuation model with the following assumptions: 0.0% dividend yield rate, risk free interest rates of 1.9% and 2.81%, respectively, for the investors and placement agent, $0.73 per share fair value of common stock, $0.722 exercise price, a life of 3 years and 5 years, respectively, for the investors and placement agent, and a volatility of 0.911. The investor and placement agent warrants were valued at $348,099 and $366,333, respectively. A one time accretion charge of $296,494 in the first quarter of 2003 reflects the discount from market after giving effect to an allocation to the investor warrants of $296,494 of the proceeds of the Series F issuance.

The Series F Preferred Stock automatically converts into common stock three years after sale and automatically converts earlier in the event of a merger or consolidation of the Company, subject to certain conditions. The holders of Series F Preferred Stock have voting rights equal to the number of common shares issuable upon conversion. In the event of liquidation, holders of Series F Preferred Stock are entitled to liquidation preferences over common stockholders equal to their initial investment plus all accrued but unpaid dividends. Dividends accrue at the rate of 8% per annum and are payable quarterly in cash or in common stock, at the option of the Company. Dividends for the second quarter 2003 were $39,890 and were paid in common stock resulting in 26,265 shares issued subsequent to the end of the second quarter.

(Index)

NOTE 7 - Note Payable to Nokia

On March 16, 2002, the Company acquired from Nokia Corporation its CompactFlash ("CF") Bluetooth® Card business including a product line and a sole, non-exclusive, nontransferable, worldwide license to make, use and sell the related product line technology. The purchase price was three million Euros of which two million Euros was in the form of a note payable to Nokia. In August 2002, payment of the balance was revised to fifteen monthly installments of 100,000 Euros due each month beginning September 11, 2002 with a final installment of 500,000 Euros due on December 11, 2003. Outstanding balances under the note accrue interest at an annual rate of 6% and the accumulated interest is payable at the time of each installment payment. Interest charges for the three and six months ended June 30, 2003 were $19,277 and $42,874 compared to $30,510 and $36,340 for the same periods in 2002.

The Company is using foreign currency forward exchange contracts for Euros in order to mitigate the impact of currency fluctuations between the Euro and the U.S. dollar on the future payments to Nokia. Due to the change in the payment schedule with Nokia these derivatives do not qualify for SFAS 133 hedge accounting treatment. Accordingly, the changes in fair value of these derivatives were recorded to earnings. In the second quarter of 2003 the net of the currency exchange loss on the note payable of $61,340 and the gain on the forward exchange contracts of $64,760 was included in interest and other income. At June 30, 2003 the Company had forward purchase contracts to buy Euros with a nominal U.S. dollar value equivalent to $1,151,000. The fair value of these forward purchase contracts at June 30, 2003 was approximately $184,940, and such value is included in other current assets in the accompanying balance sheet.

NOTE 8 - Intangible Assets

During the first quarter of 2002, the Company acquired intangible assets in conjunction with the acquisition of Nokia's CompactFlash Bluetooth Card business and related product line technology. These intangible assets were valued at $980,000, and consist of purchased technology and a licensing agreement. Estimated useful lives of the acquired assets ranged from one to three years. Intangible assets of $835,125 from a prior acquisition consist of developed software and technology, and have estimated lives ranging form 2.5 to 8.5 years. Amortization of these intangible assets for the three and six months ended June 30, 2003 were $101,068 and $217,436 compared to $143,040 and $206,271 for the same periods in 2002.

Intangible assets as of June 30, 2003 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Project management tools	$ 570,750	$ (184,653)	$ 386,097
Development software	111,375	(102,094)	9,281
Schematic library	153,000	(153,000)	--
Bluetooth CompactFlash technology	900,000	(391,129)	508,871
Licensing agreement	80,000	(80,000)	--
Definite lived intangible assets	1,815,125	(910,876)	904,249

(Index)

Based on definite lived intangible assets recorded at June 30, 2003, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2003 (Six months remaining)	$ 192,855
2004	367,147
2005	126,018
2006	67,147
2007 and beyond	151,082
$ 904,249

NOTE 9 - Net Loss Per Share

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Net loss	$ (542,932)	$ (556,521)	$ (1,571,337)	$ (1,757,142)

Denominator:
Weighted average common shares outstanding used in computing basic and diluted net loss per share	24,532,654	24,046,754	24,370,029	23,848,110

Basic and diluted net loss per share	$ (0.02)	$ (0.02)	$ (0.06)	$ (0.07)

The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses since inception and thus no potential common shares from the exercise of stock options, warrants, or conversion of preferred stock have been included in the net loss per share calculation. Options and warrants to purchase 7,996,429 and 5,810,523 shares of common stock at June 30, 2003 and 2002, respectively, 306,140 shares of common stock issuable at June 30, 2003 upon conversion of Series E redeemable convertible preferred stock, and 2,762,690 shares of common stock issuable at June 30, 2003 upon conversion of Series F convertible preferred stock, have been omitted from the loss per share calculation as their effect is antidilutive.

(Index)

NOTE 10 - Comprehensive Loss

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$ (542,932)	$ (556,521)	$ (1,571,337)	$ (1,757,142)
Accumulated translation adjustment	--	(18,550)	--	(18,550)
Total comprehensive income	$ (542,932)	$ (575,071)	$ (1,571,337)	$ (1,775,692)

At June 30, 2002, accumulated other comprehensive loss included in stockholders' equity consisted of the accumulated net unrealized loss on the translation adjustment, net of tax. There were no elements of comprehensive income or loss for the three and six months ended June 30, 2003.

NOTE 11 - Income Taxes

Due to the Company's loss position, there was no provision for income taxes for the three and six months ended June 30, 2003 and 2002, and the Company maintained its full valuation allowance for all deferred tax assets.

NOTE 12 - Segment Information

The Company operates in one segment, connection solutions for mobile computers and other electronic devices. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Information regarding geographic areas for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2003	2002	2003	2002
United States	$ 3,008,939	$ 2,797,359	$ 5,964,645	$ 5,040,486
South Korea	621,989	126,430	862,343	259,435
Europe	1,117,449	911,411	2,311,006	1,889,425
Other Asia and rest of world	326,458	723,296	815,406	1,381,020
Total Revenues	$ 5,074,835	$ 4,558,496	$ 9,953,400	$ 8,570,366

Export revenues are attributable to countries based on the location of the customers. The Company does not hold long-lived assets in foreign locations.

(Index)

Major customers who accounted for at least 10% of the Company's total revenues during the three and six months ended June 30, 2003 and 2002 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Ingram Micro	15%	19%	14%	22%
Tech Data	27%	*	25%	*

* Customer accounts for less than 10% of total revenues for the period

NOTE 13 - Related Party

The Company had outstanding accounts payable to the Impact Zone, an engineering design and consulting services company, of $38,750 and $30,625, at June 30, 2003 and 2002, respectively. The Company received services during the three and six months ended June 30, 2003 valued at $38,750, $106,250, respectively, and for the three and six months ended June 30, 2002, $82,500 and $139,481, respectively. The Impact Zone's principal stockholder, Dale Gifford, is a sibling of Micheal L. Gifford, Executive Vice President and Director of Socket. See also Note 6.

NOTE 14 - Legal Issues

On June 30, 2003, Khyber Technologies Corporation filed a complaint against us in the United States District Court, Northern District of Ohio, alleging that we had infringed a patent held by Khyber in manufacturing, using and selling our portable bar code scanners. We are currently in the process of analyzing the merits of the complaint.

NOTE 15 - Subsequent Event - Common Stock Financing

On August 5, 2003, the Company sold 1,729,957 shares of common stock in a private placement financing at a price of $2.37 per share. Total proceeds were $4.1 million and estimated net proceeds after costs and expenses were $3.6 million. In conjunction with the financing, the Company issued five-year warrants to investors to acquire an additional 518,987 shares of common stock at $2.73 per share, and issued a five-year warrant to the placement agent and its assignee to acquire 172,996 shares of common stock at $2.73 per share.

(Index)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Revenue
We design, manufacture and sell products for connecting handheld and notebook computers to computer networks and peripherals. Total revenue for the three and six months ended June 30, 2003 of $5.1 million and $10.0 million, respectively, represented increases of 11% and 16% over revenue of $4.6 million and $8.6 million for the corresponding periods a year ago.

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
  Our bar code scanning products plug into handheld or notebook computers and turns them into portable bar code scanners that can be used in various retail and industrial workplaces.
  Our peripheral connection products add connection ports to a notebook or handheld computer that allow users to connect these portable computers to standard peripherals.
  Our embedded products and services allow manufacturers of wide area networks, handheld computers and other devices to build wireless connection functions into their products.

Our network connection product revenues were $2.0 million and $4.0 million, respectively, for the three and six month periods ended June 30, 2003, compared to $1.7 million and $3.2 million for the same periods a year ago. In the fourth quarter of 2002 we introduced our Bluetooth GPS receiver with navigation kit. Revenue growth of $1.3 million in the first six months of 2003 from this new product and $0.4 million of growth from our modem cards were partially offset by declines in the sales of our Ethernet plug-in cards, Wireless LAN plug-in cards, and our Bluetooth plug-in cards, due primarily to affects of competitive pricing and slower than anticipated rollout of Bluetooth enabled mobile phones.

(Index)

Our bar code scanning product revenues were $1.4 million and $2.7 million, respectively, for the three and six month periods ended June 30, 2003, compared to $0.9 million and $2.0 million for the same periods one year ago. Revenue growth for the six months was due primarily to increased sales of our bar code laser scanner system, which is a laser gun attached via a cord to a CompactFlash card with PC adaptor. Revenue from our primary scanning product, the In-Hand Scan card, which is a laser scanner incorporated into a CompactFlash card that plugs into a Pocket PC, notebook, or other mobile computer to turn the computer into a portable laser scanner, was flat for the six month comparable periods. These products are sold both through general distribution and through Value Added Resellers who contract with customers to provide scanning solutions for lightweight portable scanning.

Our peripheral connection card revenues were $0.9 million and $1.9 million, respectively, for the three and six month periods ended June 30, 2002, compared to $0.8 million and $1.8 million for the same periods one year ago. Peripheral connection cards are primarily used to connect peripheral devices or other electronic equipment to notebook computers. Sales volumes for both our standard serial PC Card products and our newer CompactFlash card products slightly increased and were partially offset by declines in custom serial card product sales.

Our embedded products and services revenues were $0.7 million and $1.3 million respectively, for the three and six month periods ended June 30, 2003, compared to $1.1 million and $1.6 million for the same periods a year ago. Revenue declines were primarily in engineering services, accompanied by slight declines in sales of our Bluetooth modules and sales of our proprietary ASIC chip, due primarily to initial rollout of design wins in the prior period.

Gross Margins
Gross margins for the three and six month periods ended June 30, 2003 were 49% for both periods, compared to margins of 48% and 49% for the same periods in 2002. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. The increase in margins for the second quarter compared to the same period a year ago is due to higher volumes of our higher margin peripheral products and improved margins on our network connection products, partially offset by higher volumes of our lower margin bar code products and our Bluetooth GPS receiver introduced in the fourth quarter of 2002. Newer products tend to have a higher initial cost and lower gross margin until unit sales volumes increase.

Research and Development Expense
Research and development expense in the three and six month periods ended June 30, 2003 was $0.8 million and $1.7 million, respectively, a decrease of 9% and 3% compared to research and development expense for the corresponding periods in the previous year. The decrease is primarily due to lower consulting and professional fees resulting from the completion of the development of our next generation proprietary ASIC chip at the end of the first quarter 2003.

Sales and Marketing Expense
Sales and marketing expense for the three and six month periods ended June 30, 2003 was $1.2 million and $2.5 million, respectively, an increase of 2% and a decrease of 11% compared to sales and marketing expense in the corresponding periods one year ago. Slight increases in personnel expenses in the second quarter were partially offset by decreased advertising and promotional activities compared to the same period a year ago. Almost half of the decrease in the comparable six month periods is due to a reduction in payroll expenses related to a workforce reduction at the end of the first quarter 2002 and the associated one time costs. Additional decreases were in reduced advertising and promotional activities, reductions in the use of consultants and outside services, equipment expenses, and occupancy costs.

(Index)

General and Administrative Expense
General and administrative expense for the three and six month periods ended June 30, 2003 was $0.7 million and $1.4 million, respectively, an increase of 47% and 25% compared to the general and administrative expense for the same periods one year ago. Increased use of legal and professional fees in the second quarter and increased investor relation activities were partially offset by reduced occupancy costs compared to the same period a year ago.

Amortization of Intangibles
In March 2002, the Company acquired its CompactFlash Bluetooth Card business from Nokia, including a product line and a sole, non-exclusive, non-transferable, worldwide license to use, make and sell the related product line technology. The total purchase price was $2.6 million, of which approximately $1.0 million was attributed to intangible technology and licensing. The intangible assets are being amortized over their estimated useful lives of 1 to 3 years. Amortization charges for the three and six month periods ended June 30, 2003 were $75,000 and $150,000, respectively, compared to $102,000 and $123,000, respectively, for the same periods a year ago.

In October 2000, the Company acquired 3rd Rail Engineering, an engineering services firm specializing in embedded systems engineering design and integration services for Windows CE and other operating system environments. The acquisition was valued at $11.3 million, of which approximately $1.1 million was attributed to intangible intellectual property. The intangible assets are being amortized over their estimated useful lives of 3 to 8 years. Amortization charges for the three and six month periods ended June 30, 2003 were $26,000 and $67,000, respectively, compared to $41,000 and $83,000, respectively, for the same periods a year ago.

Interest Income, Interest Expense, Net
Interest income reflects interest earned on cash balances. Interest income of $3,200 and $4,700 for the three and six month periods ended June 30, 2003 compared to $6,500 and $17,400 for the same periods one year ago, reflecting a lower level of cash on hand during the first two quarters of 2003 compared to the first two quarters of 2002. Other income of $3,400 and $9,100 for the three and six month periods ended June 30, 2003 were the result of net currency gains on foreign currency contracts partially offset by the loss on the Euro note payable to Nokia. Interest expense of $20,900 and $47,800 for the three and six month periods ended June 30, 2003 compared to $34,600 and $44,500 for the same periods one year ago. Interest expense is related to interest on equipment lease financing obligations assumed from 3rd Rail Engineering, and interest on the outstanding notes payable balances due to Nokia for acquisition of its Bluetooth CompactFlash Card business and related product line technology in March 2002.

Preferred Stock Dividends and Accretion of Preferred Stock
Preferred stock dividends for the three and six months ended June 30, 2003, reflect dividends of $18,400 and $46,000, respectively, accrued at the rate of 12% per annum on Series E redeemable convertible preferred stock issued in October 2002, and dividends of $39,900 and $44,300, respectively, accrued at the rate of 8% per annum on Series F Preferred Stock issued in March 2003. Dividends for Series E were paid in cash for each of the first and second quarters of 2003. Dividends for Series F were paid in cash in the first quarter of 2003, and second quarter dividends were paid in common stock resulting in 26,265 shares issued subsequent to the end of the second quarter. Preferred stock accretion for the three and six months ended June 30, 2003 was $102,000 and $189,400, respectively, arising from the accounting for the redemption of the Series E issuance, and a one time accretion charge in the first quarter of $296,500 reflecting the discount from market after giving effect to an allocation to the investor warrants of $296,500 of the proceeds of the Series F issuance.

(Index)

Income Taxes
There were no provisions for Federal or state income taxes as the Company incurred net operating losses in all periods, and the Company maintained its full valuation allowance for all deferred tax assets.

Liquidity and Capital Resources
We have historically financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $50 million in equity capital and preferred stock. We have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly operating losses through the third quarter of 2003 and possibly longer. We have historically needed to raise capital to fund our operating losses.

Cash used in operating activities was $0.3 million in the first half of 2003 compared to $1.0 million in the first half of 2002. The use of cash resulted from financing our net loss of $1.0 million in the first half of 2003 and $1.8 million in the first half of 2002. Adjustments for non-cash items, including depreciation and amortization, amortization of intangibles, gains on the foreign currency forward exchange contracts, and foreign currency losses on the Euro note payable to Nokia totaled $0.4 million in both the first half of 2003 and 2002. Changes in working capital balances resulting in a source of cash of $0.2 million in the first half of 2003 primarily from decreases in inventories and prepaid expenses, increases in deferred revenue and accrued payroll and related expenses, partially offset by increases in accounts receivables and decreases in payables. Changes in working capital balances resulting in a source of cash of $0.3 million in the first half of 2002 were primarily from increases in payables and accrued payroll and related expenses partially offset by increases in accounts receivables, inventories and prepaid expenses.

Cash used in investing activities was $0.2 million in the first half of 2003 compared to $1.0 million in the first half of 2002. Investing activities in the first half of 2003 primarily reflect the cost of new computer hardware and software, and tooling costs. Investing activities in 2002 were primarily due to the acquisition of Nokia's Bluetooth CompactFlash Card business and related product line technology, as well as purchases of equipment. The majority of the equipment purchases in 2002 were tooling purchases related to the acquisition.

Cash provided by financing activities was $0.6 million in the first half of 2003 and $1.4 million in the first half of 2002. Financing activities in 2003 consist primarily of the net proceeds from the issuance of Series F Preferred Stock and the exercise of previously issued warrants partially offset by payments on the note payable to Nokia, redemption payments made on the Series E redeemable convertible preferred stock, and reductions of the amount outstanding under our bank lines of credit. Financing activities in 2002 consisted primarily of the net proceeds from the issuance of Common Stock in a private placement financing and an increase in the amount outstanding under our bank credit lines.

(Index)

Our cash balances as of June 30, 2003 were $3.3 million, including cash of $1.5 million drawn against our bank line of credit. In March 2003, we renewed our bank line of credit which now expires on April 15, 2004, provided no material adverse change occurs in our financial condition or ability to perform under the Credit Agreement as determined by the lender. On August 5, 2003, we issued common stock and warrants in a private placement financing to further increase our capital balances by $3.6 million, net of issuance costs. We have warrants outstanding from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. We believe our existing cash, the cash we raised in August, plus our ability to reduce costs, and the renewed bank line will be sufficient to meet our funding requirements at least through December 31, 2004. Although we do not anticipate the need to raise additional capital during this time to fund operations, we may raise additional capital if market conditions are appropriate. If we cannot achieve profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses and make debt payments to Nokia. Should the need arise, we cannot assure you that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders

Our contractual cash obligations at June 30, 2003 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years
Capitalized leases	$ 29,000	$ 29,000	$ --	$ --
Purchase of Nokia Technology	1,155,000	1,155,000	--	--
Operating leases	1,684,000	456,000	975,000	253,000
Unconditional purchase obligations with contract manufacturers	7,413,000	7,413,000	--	--
Total contractual cash obligations	$ 10,281,000	$ 9,053,000	$ 975,000	$ 253,000

(Index)

Other Factors Affecting Future Operations

We have a history of operating losses, we cannot assure you that we will achieve ongoing profitability and we have monthly payment obligations.

We have incurred significant operating losses since our inception. We may continue to incur operating losses through the third quarter of 2003 and possibly longer. For the fiscal year ended December 31, 2002 and the first six months of 2003, we incurred net losses of $2,971,830 and $995,172 respectively. To obtain profitability, we must accomplish numerous objectives, including the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we cannot assure you that we will generate sufficient net revenue to achieve ongoing profitability.

We also have debt payment obligations to Nokia Corporation under a Business Transfer Agreement that we entered into with Nokia in March 2002. These payments are in the amount of approximately $107,300, plus accrued interest, per month through November 2003, with a final payment of approximately $437,300 plus accrued interest, due in December 2003. If we cannot achieve profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses and make debt payments to Nokia. We do not anticipate the need to raise additional capital through 2004 to fund our operations, but should the need arise we cannot assure you that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. If we are unable to secure the necessary capital, we may need to suspend some or all of our current operations.

We may require additional capital in the future, and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

We have historically needed to raise capital to fund our operating losses. We may continue to incur operating losses through the third quarter of 2003 and possibly longer. Our forecasts are highly dependent on factors beyond our control, including market acceptance of our products and sales of handheld computers. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any sale of a substantial number of additional shares will cause dilution to our stockholders' investments and could also cause the market price of our Common Stock to fall.

A significant portion of our revenue currently comes from two distributors, and any decrease in revenue from these distributors could harm our business.

A significant portion of our revenue comes from two distributors, Ingram Micro and Tech Data, which together represented approximately 40 percent of our worldwide revenue in the first six months of 2003, and 30 percent of our worldwide revenue in fiscal 2002. We expect that a significant portion of our revenue will continue to depend on sales to Ingram Micro and Tech Data. We do not have long-term commitments from Ingram Micro or Tech Data to carry our products, and either could choose to stop selling some or all of our products at any time. If we lose our relationship with Ingram Micro or Tech Data, we could experience disruption and delays in marketing our products.

(Index)

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

(Index)

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

The demand for our products depends on many factors and will be difficult to forecast. We expect that it will become more difficult to forecast demand as we introduce and support more products and as competition in the market for our products intensifies. If demand increases beyond forecasted levels, we would have to rapidly increase production at our third-party manufacturers. We depend on suppliers to provide additional volumes of components, and those suppliers might not be able to increase production rapidly enough to meet unexpected demand. Even if we were able to procure enough components, our third-party manufacturers might not be able to produce enough of our devices to meet our customer demand. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs could lower our profit margins. Further, if production is increased rapidly, manufacturing yields could decline, which may also lower operating results.

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

(Index)

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

(Index)

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

On June 30, 2003, Khyber Technologies Corporation filed a complaint against us in the United States District Court, Northern District of Ohio, alleging that we had infringed a patent held by Khyber in manufacturing, using and selling our portable bar code scanners. We are currently in the process of analyzing the merits of the complaint.

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

(Index)

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

(Index)

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

(Index)

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

Export sales (sales to customers outside the United States) accounted for approximately 42 percent of our revenue in 2002 and approximately 40 percent of our revenue in the first six months of 2003. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

(Index)

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

As of August 5, 2003, we had 27,812,211 shares of Common Stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 or S-8/S-3 prospectus delivery requirements and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of August 5, 2003, we had 3,492 shares of Series E redeemable convertible preferred stock outstanding that are convertible into 40,140 shares of Common Stock at $0.87 per share. To the extent the market price of our Common Stock exceeds $0.87 per share, the holder of Series E may decide to convert some or all of the Series E into Common Stock, and such Common Stock would be freely tradable in the public market and subject only to S-3 prospectus delivery requirements.

As of August 5, 2003, we had 199,083 shares of Series F Preferred Stock outstanding that are convertible into 1,990,830 shares of Common Stock at $0.722 per share.

As of August 5, 2003, we had 6,071,674 shares subject to outstanding options under our stock option plans, and 670,088 shares were available for future issuance under the plans. We have registered the shares of Common Stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of August 5, 2003, we had warrants outstanding to purchase a total of 2,591,268 shares of our Common Stock at exercise prices ranging from $0.722 to $2.73. All such warrants may be exercised at any time, and the shares issuable upon exercise may be resold, either without restrictions or subject, in some cases, only to S-3 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from July 1, 2002 through August 5, 2003, our Common Stock price fluctuated between a high of $3.39 and a low of $0.51. The trading price of our Common Stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

(Index)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended June 30, 2003, a decline of 1% in interest rates would have reduced our quarterly interest income by approximately $4,400.

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

Foreign Currency Risk.

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we allow certain of our European distributors to purchase our products in Euros, we pay the expenses of our European subsidiary in Euros, we pay the expenses of our Japan office in Japanese Yen, and we expect to enter into selected future purchase commitments with foreign suppliers that will be paid for in the local currency of the supplier. To date these balances have been small, and we have not been subject to significant losses from material foreign currency fluctuations. At June 30, 2003, we have payment obligations of approximately 1.0 million Euros as a result of our purchase of Nokia's CompactFlash Bluetooth Card business and related product line technology in March 2002. We have purchased forward purchase contracts for Euros in order to minimize our foreign currency exposure. Based on a sensitivity analysis of our net assets at the beginning, during and at the end of the quarter ended June 30, 2003, an adverse change of 10% in exchange rates would result in an increase in our net loss for the quarter of approximately $33,700. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(Index)

(b) Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Index)

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company, held at the Company's Newark, California facilities on June 19, 2003, the stockholders elected seven directors to serve until the next annual meeting of stockholders (proposal one) and ratified the appointment of Ernst & Young LLP to continue as the independent public accountants of the Company for the fiscal year ending December 31, 2003 (proposal two). Total voting shares on the record date of April 21, 2003 consisted of 24,376,984 common shares and 276,269 shares of Series F preferred stock issued and outstanding. Each share of common stock was entitled to one vote, and each share of Series F was entitled to ten votes, for a grand total of 27,139,674 voting shares. A total of 20,462,996 shares or 75.4% of outstanding shares were present or voting by proxy.

Results of the stockholder vote were as follows:

ITEM	FOR	WITHHELD	RESULT
Election of Directors (Proposal 1):
Charlie Bass (1)	20,218,023	244,973	Elected
Kevin J. Mills	20,231,224	231,772	Elected
Micheal L. Gifford	20,312,834	150,162	Elected
Gianluca Rattazzi (2)	20,330,934	132,062	Elected
Leon Malmed (1)	20,274,434	188,562	Elected
Enzo Torresi (2)	20,331,934	131,062	Elected
Peter Sealey (1)	20,284,261	132,062	Elected
(1) Denotes member of Audit Committee
(2) Denotes member of Compensation Committee

ITEM	FOR	AGAINST	ABSTAIN	RESULT
Appoint Ernst & Young LLP as the Company's independent auditors for the 2003 fiscal year ( Proposal 2). Required approval of a majority of votes cast for approval.	20,270,401	105,795	72,940	Approved

(Index)

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On June 10, 2003, we reported on Form 8-K that the Company's common stock would be re-listed for trading on the Nasdaq National Market at the opening of trading on June 9, 2003.

On April 23, 2003, we reported on Form 8-K the Company's press release, dated April 23, 2003, announcing first quarter 2003 financial results.

(Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCKET COMMUNICATIONS, INC.
Registrant

Date: August 13, 2003	/s/ Kevin J. Mills
Kevin J. Mills President and Chief Executive Officer

Date: August 13, 2003	/s/ David W. Dunlap
David W. Dunlap Vice President of Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

(Index)

Index to Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.