Form 10-Q
period 2003-09-30
SOCKET COMMUNICATIONS INC
filed 2003-11-14
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2003

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

Number of shares of Common Stock ($0.001 par value) outstanding as of November 7, 2003 was 29,243,551 shares.

(Index)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited) September 30, 2003	December 31, 2002*
ASSETS
Current assets:
Cash and cash equivalents	$ 6,368,185	$ 3,146,483
Accounts receivable, net	3,316,265	2,308,101
Inventories	1,497,560	2,128,339
Prepaid expenses and other current assets	328,817	604,236
Total current assets	11,510,827	8,187,159

Property and equipment:
Machinery and office equipment	1,681,330	1,711,740
Computer equipment	697,301	622,422
	2,378,631	2,334,162
Accumulated depreciation	(1,817,946)	(1,545,157)
Net property and equipment	560,685	789,005
Intangible technology	803,181	1,121,685
Goodwill	9,797,946	9,797,946
Other assets	138,915	171,352
Total assets	$ 22,811,554	$ 20,067,147

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	2,616,483	3,267,015
Accrued payroll and related expenses	704,051	494,453
Bank line of credit	$ 1,646,990	$ 1,906,000
Deferred revenue	797,193	530,780
Current portion of capital leases and equipment financing notes	21,201	31,728
Note payable	820,585	1,692,636
Total current liabilities	6,606,503	7,922,612

Long term portion of capital leases and equipment financing notes	--	12,710

Commitments and contingencies

Series E Redeemable Convertible Preferred Stock, $0.001 par value: Authorized shares - 100,000, Issued and outstanding shares - none at September 30, 2003 and 100,000 at December 31, 2002, Redemption amount - zero at September 30, 2003 and $1,000,000 at December 31, 2002	--	731,187

Stockholders' equity:
Series F Convertible Preferred Stock, $0.001 par value: Authorized Shares - 276,269, Issued and outstanding shares - 134,621 at September 30, 2003	135	--
Common stock, $0.001 par value: Authorized shares - 100,000,000, Issued and outstanding shares - 28,904,969 at September 30, 2003 and 24,113,998 at December 31, 2002	28,905	24,114
Additional paid-in capital	50,029,808	43,386,956
Accumulated deficit	(33,853,797)	(32,010,432)
Total stockholders' equity	16,205,051	11,400,638
Total liabilities and stockholders' equity	$ 22,811,554	$ 20,067,147
_________________________
*Derived from audited consolidated financial statements included in form 10-K for the year ended December 31, 2002, filed with the Securities Exchange Commission.

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:	$ 5,652,028	$ 3,705,124	$ 15,605,428	$ 12,275,490
Cost of revenue	2,821,567	1,865,505	7,882,399	6,243,282
Gross profit	2,830,461	1,839,619	7,723,029	6,032,208

Operating expenses:
Research and development	866,111	837,934	2,580,262	2,610,686
Sales and marketing	1,363,754	1,134,110	3,875,381	3,950,440
General and administrative	656,240	467,680	2,066,787	1,595,034
Amortization of intangibles technologies	101,068	143,035	318,504	349,306
Total operating expenses	2,987,173	2,582,759	8,840,934	8,505,466
Operating loss	(156,712)	(743,140)	(1,117,905)	(2,473,258)
Interest income and other	9,022	5,154	22,798	22,588
Interest expense	(15,332)	(30,641)	(63,087)	(75,099)
Net loss	(163,022)	(768,627)	(1,158,194)	(2,525,769)
Preferred stock dividends	(29,605)	--	(119,864)	--
Preferred stock accretion	(79,401)	--	(565,307)	--
Net loss applicable to common stockholders	$ (272,028)	$ (768,627)	$ (1,843,365)	$ (2,525,769)

Net loss per share applicable to common stockholders, basic and diluted	$ (0.01)	$ (0.03)	$ (0.07)	$ (0.11)

Weighted average shares outstanding basic and diluted	27,127,580	24,094,571	25,289,212	23,930,263

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2003	2002
Operating activities
Net loss	$ (1,158,194)	$ (2,525,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	440,793	316,926
Net gain on foreign currency translations	(38,422)	(12,919)
Gain on forward exchange contract	(73,270)	--
Foreign currency exchange loss on note payable	62,750	--
Amortization of intangibles	318,504	349,306
Accrued interest on notes payable	--	59,244

Changes in operating assets and liabilities:
Accounts receivable	(995,114)	552,566
Inventories	630,779	(672,360)
Prepaid expenses	37,889	(208,215)
Other assets	32,437	20,074
Accounts payable and accrued expenses	(684,746)	670,266
Accrued payroll and related expenses	209,598	130,457
Deferred revenue	266,413	(74,322)
Net cash used in operating activities	(950,583)	(1,394,746)

Investing activities
Purchase of equipment	(212,473)	(225,896)
Acquisition of Nokia CompactFlash Bluetooth business	--	(875,170)
Net cash used in investing activities	(212,473)	(1,101,066)

Financing activities
Payments on capital leases and equipment financing notes, net	(23,237)	(19,349)
Payments on notes payable	(934,801)	(87,600)
Gross proceeds from sale of foreign exchange contract	310,800	--
Gross proceeds from bank lines of credit	4,662,491	3,845,770
Gross payments on bank lines of credit	(4,921,501)	(5,162,770)
Proceeds from stock option and warrant exercises	329,253	94,126
Net proceeds from sale of preferred stock and warrants to purchase common stock	1,507,605	--
Net proceeds from sale of common stock and warrants to purchase common stock	3,674,503	419,326
Redemption payments on Series E redeemable convertible preferred stock	(200,000)	--
Dividends paid on Series E redeemable convertible preferred stock and Series F convertible preferred stock	(51,551)	--
Net cash provided by (used in ) financing activities	4,353,562	(910,497)

Effect of exchange rate changes on cash and cash equivalents	31,196	(228)
Net increase (decrease) in cash and cash equivalents	3,221,702	(3,406,537)

Cash and cash equivalents at beginning of period	3,146,483	4,815,245
Cash and cash equivalents at end of period	$ 6,368,185	$ 1,408,708

Supplemental cash flow information
Cash paid for interest	$ 63,087	$ 75,099
Dividends paid in common stock	$ 39,923	$ --
Acquisition of Nokia CompactFlash Bluetooth business with notes payable	$ --	$ 1,754,830
Warrants issued in conjunction with preferred stock financing	$ 366,333	$ --
Warrants issued in conjunction with common stock financing	$ 446,330	$ 37,793
Conversion of Series E preferred stock to common stock	$ 800,000	$ --
Conversion of Series F preferred stock to common stock	$ 1,022,528	$ --

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

NOTE 2 - Summary of Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

The Company makes adjustments to the value of inventory based on estimates of potentially excess and obsolete inventory after considering forecasted demand and forecasted average selling prices. However, forecasts are subject to revisions, cancellations, and rescheduling. Actual demand will inevitably differ from anticipated demand, and such differences may have a material effect on the financial statements.

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and the Company has adopted the disclosure-only alternative described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, the Company generally does not record compensation expense because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Pro forma information regarding net loss and loss per share available to common shareholders is required by SFAS 123, and such information has been determined as if the Company had accounted for its employee stock options under the fair value method.

(Index)

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss applicable to common shareholders, as reported	$ (272,028)	$ (768,627)	$ (1,843,365)	$ (2,525,769)
Stock-based employee compensation expense determined under fair value based method	(632,394)	(550,298)	(1,778,997)	(1,563,921)
Pro forma net loss applicable to common shareholders	$ (904,422)	$ (1,318,925)	$ (3,622,362)	$ (4,089,690)
Basic and diluted net loss per share as reported	$ (0.01)	$ (0.03)	$ (0.07)	$ (0.11)
Pro forma basic and diluted net loss per share	$ (0.03)	$ (0.05)	$ (0.14)	$ (0.17)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. There were no grants in the third quarter of 2003 and 2002. Weighted average assumptions for the comparable nine month periods presented are as follows:

	Nine Months Ended September 30,
	2003	2002
Risk-free interest rate (%)	3.36%	4.66%
Dividend yield	--	--
Volatility factor	1.3	1.4
Expected option life (years)	6.5	6.5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

(Index)

NOTE 3 - Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	September 30, 2003	December 31, 2002
Raw materials and sub-assemblies	$ 1,196,790	$ 1,526,220
Finished goods:
Held on site	202,633	190,643
Consigned at retailer	98,137	411,476
Total finished goods	300,770	602,119
Total inventory	$ 1,497,560	$ 2,128,339

NOTE 4 - Bank Financing Arrangements

In March 2003, the Company renewed and extended its Credit Agreement with its bank, which will now expire on April 15, 2004, provided that no material adverse change occurs in the Company's financial condition or ability to perform under the Credit Agreement as determined by the lender. The credit facility under the Credit Agreement allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables ($2,500,000 and $1,500,000, respectively), at the lender's index rate based on prime plus 0.75% and 0.5%, respectively, on domestic and international receivables. The index rates in effect on the domestic and international lines at September 30, 2003 were 4.75% and 4.50%, respectively. At September 30, 2003, outstanding amounts borrowed under the lines were $914,248 and $732,742, respectively, which were the approximate amounts available on the lines. These amounts outstanding at September 30, 2003 were repaid in October 2003. Under the Credit Agreement, the Company must maintain cash and available credit under the line in excess of two times the Company's net loss, adjusted for non-cash charges including depreciation and amortization, for the preceding four quarters. The Company was in compliance with this requirement at September 30, 2003.

NOTE 5 - Common Stock Financing

On August 5, 2003 and on September 12, 2003, the Company sold 1,729,955 and 53,250 shares of common stock, respectively, in private placement financings at a price of $2.37 per share. The second closing was the result of holders of the Company's Series F convertible preferred stock exercising their contractual rights to participate in the private placement. Total proceeds were $4,226,202 and net proceeds after costs and expenses were $3,674,503. Such proceeds will be used for general working capital purposes. In conjunction with the financing, the Company issued five-year warrants to the investors to acquire an additional 534,962 shares of common stock at $2.73 per share, and issued a five-year warrant to the placement agent to acquire 172,996 shares of common stock at $2.73 per share. Using a Black-Scholes valuation formula with the following assumptions: 0.0% dividend yield rate, 3.43% risk free interest rate, $2.90 fair value of common stock, $2.73 exercise price, a life of five years, and a volatility of 1.372, $1,036,644 of the proceeds were attributed to the warrants issued to investors, and the warrants issued to the placement agent were valued at $446,330 which was included in the cost of the financing.

(Index)

NOTE 6 - Series E Redeemable Convertible Preferred Stock

On October 3, 2002, the Company sold 100,000 shares of Series E redeemable convertible preferred stock in a private placement financing at a price of $10.00 per share, for total proceeds of $1.0 million. The sale included issuance to the investor of a five-year warrant to acquire 250,000 shares of the Company's common stock at a price of $0.957 per share. The preferred stock was to be either converted into common stock or redeemed for cash in fifteen equal monthly installments commencing January 31, 2003. Conversion may have been accelerated at the option of the holder. Each share of preferred stock was convertible into approximately 11.5 shares of common stock (a conversion price of $0.87 per common share) if the market price of the Company's common stock at the time of conversion was 125% (approximately $1.09 per share) or more of the conversion price. The preferred stock carried a cumulative dividend preference of 12% per year payable monthly commencing December 31, 2002. Dividends for the three and nine months ended September 30, 2003 were $1,105 and $47,090, respectively, which were paid in cash. Accretion charges for the three and nine months ended September 30, 2003 were $79,275 and $268,687, respectively, arising from accreting the value of the preferred stock up to its redemption value. The Company elected to make monthly installment payments totaling $200,000 during the first quarter of 2003. During the second quarter of 2003, the Series E holder elected to convert 53,366 shares of preferred stock resulting in the issuance of 613,400 shares of common stock during the quarter. During the third quarter of 2003, the Series E holder elected to convert the remaining 26,634 shares of preferred stock resulting in the issuance of 306,140 shares of common stock during the quarter.

NOTE 7 - Series F Convertible Preferred Stock

On March 20, 2003, the Company sold 276,269 units at a price of $7.22 per unit (total of $2,000,000 gross cash proceeds) in a private placement. Each unit consisted of one share of the Company's Series F convertible preferred stock (the "Series F Preferred Stock") and a three-year warrant to purchase three shares of the Company's common stock. Two directors of the Company invested an aggregate of $115,000 in the financing. Each share of Series F Preferred Stock is convertible, in whole or in part, into 10 shares of common stock at the option of the holder at any time for a period of three years following the date of sale with a mandatory conversion date three years from date of sale. The Series F Preferred Stock is convertible into a total of 2,762,690 shares of common stock at a conversion price of $0.722 per share, subject to certain adjustments. An additional 828,807 shares of common stock are issuable upon exercise of the warrants at an exercise price of $0.722 per share. In addition, the Company issued five-year warrants to the placement agent to acquire up to 718,300 shares of common stock at $0.722 per share. Using a Black-Scholes valuation model with the following assumptions: 0.0% dividend yield rate, risk free interest rates of 1.9% and 2.81%, respectively, for the investors and placement agent, $0.73 per share fair value of common stock, $0.722 exercise price, a life of three years and five years, respectively, for the investors and placement agent, and a volatility of 0.911, $296,494 of the proceeds were attributed to the warrants issued to investors, and the warrants issued to the placement agent were valued at $366,333 which was included in the cost of the financing. The Company recorded a one-time accretion charge of $296,494 in the first quarter of 2003 reflecting the discount from market resulting from the allocation of the proceeds to the investor warrants.

(Index)

The Series F Preferred Stock automatically converts into common stock three years after sale and automatically converts earlier in the event of a merger or consolidation of the Company, subject to certain conditions. The holders of Series F Preferred Stock have voting rights equal to the number of shares of common stock issuable upon conversion. In the event of liquidation, holders of Series F Preferred Stock are entitled to liquidation preferences over common stockholders equal to their initial investment plus all accrued but unpaid dividends. Dividends accrue at the rate of 8% per annum and are payable quarterly in cash or in common stock, at the option of the Company. Dividends for three and nine months ended September 30, 2003 were $28,390 and $72,774, respectively. Of these amounts $28,390 was paid in cash subsequent to the quarter end. Dividends for the first and second quarter of 2003 were $4,384 and $40,000, respectively, which were paid in cash and common stock, respectively, resulting in 26,265 shares issued subsequent to the second quarter. During the third quarter of 2003, holders of 141,648 shares of Series F preferred stock elected to convert their shares into 1,416,480 shares of common stock.

NOTE 8 - Note Payable to Nokia

On March 16, 2002, the Company acquired from Nokia Corporation its CompactFlash ("CF") Bluetooth® Card business including a product line and a sole, non-exclusive, nontransferable, worldwide license to make, use and sell the related product line technology. The purchase price was three million Euros, of which two million Euros was in the form of a note payable to Nokia. In August 2002 and September 2003, payment of the balance was revised to monthly installments of 100,000 Euros due each month beginning September 11, 2002 with a final installment due on April 11, 2004. Outstanding balances under the note accrue interest at an annual rate of 6% and the accumulated interest is payable at the time of each installment payment. Interest charges for the three and nine months ended September 30, 2003 were $14,107 and $56,982, respectively, compared to $28,734 and $65,074 for the same periods in 2002.

The Company is using foreign currency forward exchange contracts for Euros in order to mitigate the impact of currency fluctuations between the Euro and the U.S. dollar on the future payments to Nokia. Due to the change in the payment schedule with Nokia these derivatives do not qualify for SFAS 133 hedge accounting treatment. Accordingly, the changes in fair value of these derivatives are recorded to earnings. In the third quarter of 2003 the net of the currency exchange gain on the note payable of $3,090 and the loss on the forward exchange contracts of $1,660 was included in interest and other income. For the nine months ended September 30, 2003, the net of the currency exchange loss on the note payable of $62,750 and the gain on the forward exchange contracts of $73,270 was included in interest and other income. At September 30, 2003 the Company had forward purchase contracts to buy Euros with a nominal US dollar value equivalent to $817,880. The fair value of these forward purchase contracts at September 30, 2003 was approximately $36,120, and such value is included in other current assets in the accompanying balance sheet.

(Index)

NOTE 9 - Intangible Assets

During the first quarter of 2002, the Company acquired intangible assets in conjunction with the acquisition of Nokia's CompactFlash Bluetooth Card business and related product line technology. These intangible assets were valued at $980,000, and consist of purchased technology and a licensing agreement. Estimated useful lives of the acquired assets ranged from one to three years. Intangible assets of $835,125 from a prior acquisition consist of developed software and technology, and such intangible assets have estimated lives ranging form 2.5 to 8.5 years.

Intangible assets as of September 30, 2003 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Project management tools	$ 570,750	$ (201,442)	$ 369,308
Development software	111,375	(111,375)	--
Schematic library	153,000	(153,000)	--
Bluetooth CompactFlash technology	900,000	(466,129)	433,871
Licensing agreement	80,000	(80,000)	--
Definite lived intangible assets	1,815,125	(1,011,946)	803,179

Based on definite lived intangible assets recorded at September 30, 2003, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2003 (three months remaining)	$ 91,787
2004	367,147
2005	126,018
2006	67,147
2007 and beyond	151,082
$ 803,179

(Index)

NOTE 10- Net Loss Per Share

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net loss applicable to common stockholders	$ (272,028)	$ (768,627)	$ (1,843,365)	$ (2,525,769)

Denominator:
Weighted average common shares outstanding used in computing basic and diluted net loss per share	27,127,580	24,094,571	25,289,212	23,930,263

Basic and diluted net loss per share	$ (0.01)	$ (0.03)	$ (0.07)	$ (0.11)

The diluted net loss per share applicable to common stock holders is equivalent to the basic net loss per share applicable to common stockholders because the Company has net losses applicable to common stock holders for all periods presented. As a result options and warrants to purchase 8,278,776 and 5,655,205 shares of common stock at September 30, 2003 and 2002, respectively, and 1,346,210 shares of common stock issuable at September 30, 2003 upon conversion of outstanding Series F convertible preferred stock, have been omitted from the loss per share calculation as their effect is antidilutive.

NOTE 11 - Income Taxes

The Company has had net losses since inception, accordingly, there was no provision for income taxes for the three and nine months ended September 30, 2003 and 2002, and the Company maintained its full valuation allowance for all deferred tax assets.

NOTE 12 - Segment Information

The Company operates in one segment, connection solutions for mobile computers and other electronic devices. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Information regarding geographic areas for the three and nine months ended September 30, 2003 and 2002 are as follows:

(Index)

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2003	2002	2003	2002
United States	$ 3,339,676	$ 2,094,645	$ 9,304,321	$ 7,135,131
South Korea	782,915	183,321	1,645,258	442,755
Europe	1,155,123	884,009	3,466,129	2,773,435
Other Asia and rest of world	374,314	543,149	1,189,720	1,924,169
Total Revenues	$ 5,652,028	$ 3,705,124	$ 15,605,428	$ 12,275,490

Export revenues are attributable to countries based on the location of the customers. The Company does not hold any significant long-lived assets in foreign locations.

The customers who account for at least 10% of total revenues during the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Ingram Micro	13%	20%	14%	21%
Tech Data	31%	*	27%	*

* Customer accounts for less than 10% of total revenues for the period

NOTE 13 - Related Party

The Company receives services from the Impact Zone, an engineering design and consulting services company. The Impact Zone's principal stockholder, Dale Gifford, is a sibling of Micheal L. Gifford, Executive Vice President and director of the Company. The Company received no services for the three months ended September 30, 2003, and $106,250 of services for the nine months ended September 30, 2003. For the three and nine months ended September 30, 2002, the Company received services valued at $129,375 and $268,856, respectively. The Company had no outstanding accounts payable to the Impact Zone at September 30, 2003, and had $29,250 of outstanding accounts payable at September 30, 2002.

NOTE 14 - Legal Issues

On June 30, 2003, Khyber Technologies Corporation filed a complaint against us in the United States District Court, Northern District of Ohio, alleging that we had infringed a patent held by Khyber in manufacturing, using, and selling our portable bar code scanners. We have filed our answer to the complaint and dispute the Khyber claims. We continue to analyze the merits of the complaint.

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

Revenue

We design, manufacture and sell products for connecting handheld and notebook computers to computer networks and peripherals. Total revenues for the three and nine months ended September 30, 2003 of $5.7 million and $15.6 million, respectively, represented increases of 54% and 27% over revenues of $3.7 million and $12.3 million, respectively, for the corresponding periods a year ago.

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
  Our bar code scanning products plug into handheld or notebook computers and turn them into portable bar code scanners that can be used in various retail and industrial workplaces.
  Our peripheral connection products add connection ports to a notebook or handheld computer that allow users to connect these portable computers to standard peripherals.
  Our embedded products and services allow manufacturers of wide area network plug-in cards, handheld computers and other devices to embed connection functions into their products. Products consist of interface chips and modules using Bluetooth wireless technology.

(Index)

Our network connection product revenues were $2.3 million and $6.2 million, respectively, for the three and nine month periods ended September 30, 2003, compared to $1.3 million and $4.5 million for the same periods a year ago. In the fourth quarter of 2002 we introduced our Bluetooth GPS receiver with navigation kit. Revenue growth of $1.7 million in the first nine months of 2003 from this new product and $0.8 million of growth from our modem cards were partially offset by declines primarily in our Bluetooth plug-in cards due to slower rollout of Bluetooth enabled mobile phones, and by declines in our digital phone cards and Ethernet plug-in cards. Revenue growth for the comparable three month periods of $0.5 million from our GPs receiver, $0.4 million from our modem cards, and $0.2 million from our Wireless LAN cards, were partially offset by declines primarily in our Bluetooth plug-in cards.

Our bar code scanning product revenues were $1.9 million and $4.7 million, respectively, for the three and nine month periods ended September 30, 2003, compared to $0.8 million and $2.8 million, respectively, for the same periods one year ago. Revenue growth for the nine months of $1.2 million was due to increased sales of our bar code laser scanner system, which is a laser gun attached via a cord to a CompactFlash card with PC adaptor. Revenue from our primary scanning product, the In-Hand Scan card, which is a laser scanner incorporated into a CompactFlash card that plugs into a Pocket PC, notebook, or other mobile computer to turn the computer into a portable laser scanner, also grew $0.5 million for the comparable nine month periods. Additional revenue growth of $0.3 million was due to our new bar code scanning product, the Imager In-Hand Scan card, which began shipping to customers in the third quarter 2003. Additional revenue growth for the comparable three month periods was from $0.4 million from our In-Hand Scan card and $0.4 million from our bar code laser scanner system. These products are sold both through general distribution and through value added resellers who contract with their customers to provide complete scanning solutions for lightweight portable scanning.

Our peripheral connection card revenues were $0.9 million and $2.8 million, respectively, for the three and nine month periods ended September 30, 2003, compared to $0.9 million and $2.7 million, respectively for the same periods one year ago. Peripheral connection cards are primarily used to connect peripheral devices or other electronic equipment to notebook computers. For the comparable three and nine month periods, sales volumes for both of our standard serial PC Card products and our newer CompactFlash card products slightly increased, but were substantially offset by declines in custom serial card product sales.

Our embedded products and services revenues were $0.6 million and $1.9 million, respectively, for the three and nine month periods ended September 30, 2003, compared to $0.7 million and $2.3 million, respectively, for the same periods a year ago. Revenue declines for the first nine months of 2003 of $0.4 million were attributable to a decline of $0.4 million in engineering services accompanied by a decline of $0.2 million in sales of our Bluetooth modules, which were partially offset by increased sales of our proprietary ASIC chip.

(Index)

Gross Margins

Gross margins were 50% for both the three month periods ended September 30, 2003 and 2002, and 49% for both the nine month periods ended September 30, 2003. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Cost reductions on several of our products including our bluetooth modules, our modems, and the introduction of our lower cost third generation proprietary ASIC chip in the third quarter of 2003, were partially offset by rebate programs on selected products and reduced overall margins on our barcode products due to large volume purchases.

Research and Development Expense

Research and development expenses for the three and nine month periods ended September 30, 2003 were $0.9 million and $2.6 million, respectively, an increase of 3% and a decrease of 1% compared to research and development expenses for the corresponding periods in the previous year. Increased expenses in the comparable three and nine month periods were due to higher personnel expenses resulting from reduced allocation of costs to projects generating engineering service revenue combined with increased use of outside engineering services, partially offset by lower consulting and professional fees resulting from the completion of the development of a new proprietary ASIC chip at the end of the first quarter of 2003. Research and development expenses are expected to moderately increase in the fourth quarter 2003 due to increases in product development activities.

Sales and Marketing Expense

Sales and marketing expenses for the three and nine month periods ended September 30, 2003 were $1.4 million and $3.9 million, respectively, an increase of 20% and a decrease of 2% compared to sales and marketing expenses in the corresponding periods one year ago. Increases for the comparable three month periods were primarily in personnel expenses due to the addition of sales and marketing personnel and increases in outside sales and marketing services, partially offset by reduced allocated occupancy costs. Decreases for the comparable nine month periods were primarily from reduced overall consulting and professional fees, and promotional activities, partially offset by increases in personnel expenses and outside services. Sales and marketing expenses are expected to slightly increase in the fourth quarter 2003 due to increased year end activities.

General and Administrative Expense

General and administrative expenses for the three and nine month periods ended September 30, 2003 were $0.7 million and $2.1 million, respectively, an increase of 40% and 30%, respectively, compared to general and administrative expenses for the same periods one year ago. Increased legal and professional fees in the comparable three and nine month periods, and increased investor relation activities were partially offset by reduced occupancy costs compared to the same periods a year ago. Expenses for the fourth quarter 2003 are expected to increase due to recurring seasonal activities including a portion of our annual audit costs.

(Index)

Amortization of Goodwill and Intangibles

In March 2002, the Company acquired Nokia's CompactFlash Bluetooth Card business from Nokia, including a product line and a sole, non-exclusive, non-transferable, worldwide license to use, make and sell the related product line technology. The total purchase price was $2.6 million, of which approximately $1.0 million was attributed to intangible technology and licensing. The intangible assets are being amortized over their estimated useful lives of one to three years. Amortization charges for the three and nine month periods ended September 30, 2003 were $75,000 and $225,000, respectively, compared to $102,000 and $225,000, respectively, for the same periods a year ago.

In October 2000, the Company acquired 3rd Rail Engineering, an engineering services firm specializing in engineering design and integration services of embedded systems for Windows CE and other operating system environments. The acquisition was valued at $11.3 million, of which approximately $1.1 million was attributed to intellectual property. The intellectual property is being amortized over estimated useful lives of 3 to 8 years. Amortization charges for the three and nine month periods ended September 30, 2003 were $26,000 and $94,000, respectively, compared to $41,000 and $124,000, respectively, for the same periods a year ago.

Interest Income and Other, Interest Expense

Interest income reflects interest earned on cash balances. Interest income was $7,600 and $12,300 for the three and nine month periods ended September 30, 2003, respectively, as compared to $5,200 and $22,600, respectively, for the same periods one year ago, reflecting a lower level of cash on hand during the first nine months of 2003 compared to the first nine months of 2002, but higher cash on hand during the third quarter due to our offering of common stock primarily at the beginning of August 2003. Other income of $1,400 and $10,500, respectively, for the three and nine month periods ended September 30, 2003 was the result of net currency gains on foreign currency contracts partially offset by a loss on the Euro note payable to Nokia. Interest expense was $15,300 and $63,100, respectively, for the three and nine month periods ended September 30, 2003 as compared to $30,600 and $75,100, respectively, for the same periods one year ago. Interest expense is related to interest on equipment lease financing obligations assumed from 3rd Rail Engineering, and interest on the outstanding notes payable balances due to Nokia for acquisition of its Bluetooth CompactFlash Card business and related product line technology in March 2002.

Preferred Stock Dividends and Accretion of Preferred Stock

Preferred stock dividends for the three and nine months ended September 30, 2003, reflect dividends of $1,200 and $47,200, respectively, accrued at the rate of 12% per annum on Series E redeemable convertible preferred stock issued in October 2002, and dividends of $28,500 and $72,800, respectively, accrued at the rate of 8% per annum on Series F Preferred Stock issued in March 2003. Dividends for Series E were paid in cash for each of the three quarters of 2003. Dividends for Series F for the first and third quarters were paid in cash, and for the second quarter were paid in common stock. Preferred stock accretion for the three and nine months ended September 30, 2003 was $79,300 and $268,700, respectively, arising from the accounting for the redemption of the Series E issuance, and a one time accretion charge in the first quarter of $296,500 reflecting the discount from market after giving effect to an allocation to the investor warrants of $296,500 of the proceeds of the Series F issuance.

(Index)

Income Taxes

There were no provisions for federal or state income taxes as the Company incurred net operating losses in all periods. The Company has maintained a full valuation allowance for all deferred tax assets.

Liquidity and Capital Resources

We have historically financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $54 million in equity capital. We have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly operating losses through the fourth quarter of 2003 and possibly longer. We have historically needed to raise capital to fund our operating losses.

Cash used in operating activities was $1.0 million in the first nine months of 2003 compared to $1.4 million in the same period one year ago. The use of cash resulted from financing our net losses of $1.2 million in the first nine months of 2003, and of $2.5 million in the first nine months of 2002. Adjustments for non-cash items, including depreciation and amortization, amortization of intangibles, gains on the foreign currency forward exchange contracts, and foreign currency losses on the Euro note payable to Nokia, totaled $0.7 million in both of the first nine months of 2003 and 2002, respectively. Changes in working capital balances resulted in a use of cash of $0.5 million in the first nine months of 2003, which was primarily from increases in accounts receivables and decreases in payables partially offset by decreases in inventories and increases in deferred revenue and accrued payroll and related expenses. Changes in working capital balances resulting in a source of cash of $0.4 million in the first nine months of 2002, which was primarily from increases in payables, accrued payroll and related expenses and decreases in accounts receivables partially offset by increases in inventories and prepaid expenses.

Cash used in investing activities was $0.2 million in the first nine months of 2003 compared to $1.1 million in the first nine months of 2002. Investing activities in the first nine months of 2003 primarily reflect the cost of new computer hardware and software, and tooling costs. Investing activities in the first nine months of 2002 consisted also of equipment purchases, plus the acquisition of Nokia's Bluetooth CompactFlash Card business and related product line technology. The majority of the equipment purchases in 2002 were tooling purchases related to the acquisition.

(Index)

Cash provided by financing activities was $4.4 million in the first nine months of 2003 compared to cash used in financing activities of $0.9 million in the first nine months of 2002. Financing activities in 2003 consisted primarily of the net proceeds from the issuance of Series F Preferred Stock, net proceeds from the issuance of common stock, the exercise of previously issued warrants, and proceeds from the sales of foreign exchange contracts, partially offset by payments on the note payable to Nokia, redemption payments made on the Series E redeemable convertible preferred stock, and reductions of the amount outstanding under our bank lines of credit. Financing activities in 2002 consisted primarily of the decreases in the amounts borrowed from our bank lines of credit, partially offset by the net proceeds from the issuance of common stock in a private placement financing.

Our cash balances as of September 30, 2003 were $6.4 million, including cash of $1.6 million drawn against our bank line of credit. In March 2003, we renewed our bank line of credit which now expires on April 15, 2004, provided that no material adverse change occurs in our financial condition or ability to perform under the Credit Agreement as determined by the lender. We have warrants outstanding from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. We believe our existing cash, plus our ability to reduce costs, and the renewed bank line will be sufficient to meet our funding requirements at least through December 31, 2004. Although we do not anticipate the need to raise additional capital during this time to fund operations, we may raise additional capital if market conditions are appropriate. If we cannot achieve profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses and make debt payments to Nokia. Should the need arise, we cannot assure you that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders.

Our contractual cash obligations at September 30, 2003 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years
Capitalized leases	$ 21,000	$ 21,000	$ --	$ --
Purchase of Nokia Technology	820,000	820,000	--	--
Operating leases	1,574,000	462,000	985,000	127,000
Unconditional purchase obligations with contract manufacturers	6,931,000	6,931,000	--	--
Total contractual cash obligations	$ 9,346,000	$ 8,234,000	$ 985,000	$127,000

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

(Index)

Other Factors Affecting Future Operations

We have a history of operating losses, we cannot assure you that we will achieve ongoing profitability, and we have monthly payment obligations.

We have incurred significant operating losses since our inception. We may continue to incur operating losses through the fourth quarter of 2003 and possibly longer. For the fiscal year ended December 31, 2002 and the first nine months of 2003, we incurred net losses of $2,972,800 and $1,158,200, respectively. To obtain profitability, we must accomplish numerous objectives, including the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we cannot assure you that we will generate sufficient net revenue to achieve ongoing profitability.

We also have debt payment obligations to Nokia Corporation under a Business Transfer Agreement that we entered into with Nokia in March 2002. These payments are in the amount of approximately $116,600, plus accrued interest, per month through April 2004. If we cannot achieve profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses and make debt payments to Nokia. We do not anticipate the need to raise additional capital through 2004 to fund our operations, but should the need arise we cannot assure you that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. If we are unable to secure the necessary capital, we may need to suspend some or all of our current operations.

We may require additional capital in the future, and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

We have historically needed to raise capital to fund our operating losses. We may continue to incur operating losses through the fourth quarter of 2003 and possibly longer. Our forecasts are highly dependent on factors beyond our control, including market acceptance of our products and sales of handheld computers. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any sale of a substantial number of additional shares will cause dilution to our stockholders' investments and could also cause the market price of our common stock to fall.

A significant portion of our revenue currently comes from two distributors, and any decrease in revenue from these distributors could harm our business.

A significant portion of our revenue comes from two distributors, Ingram Micro and Tech Data, which together represented approximately 41 percent of our worldwide revenue in the first nine months of 2003, and 30 percent of our worldwide revenue in fiscal 2002. We expect that a significant portion of our revenue will continue to depend on sales to Ingram Micro and Tech Data. We do not have long-term commitments from Ingram Micro or Tech Data to carry our products, and either could choose to stop selling some or all of our products at any time. If we lose our relationship with Ingram Micro or Tech Data, we could experience disruption and delays in marketing our products.

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

Our success is dependent upon the ability of third parties in the mobile personal computer industry to complete development of products that include or are compatible with our technology and to sell such third parties' products into the marketplace. Our ability to generate increased revenue depends significantly on the commercial success of Windows-powered handheld devices, particularly the Pocket PC, and other devices, such as the new line of handhelds with expansion options offered by Palm. If manufacturers are unable to ship new products such as Pocket PC and other Windows-powered devices or Palm devices on schedule, or if these products fail to achieve or maintain market acceptance, the number of our potential new customers would be reduced and we would not be able to meet our sales expectations.

We could face increased competition in the future, which would adversely affect our financial performance.

The market for handheld computers in which we operate is very competitive. Our future financial performance is contingent on a number of unpredictable factors, including that:

(Index)

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

The demand for our products depends on many factors and is difficult to forecast. We expect that it will become more difficult to forecast demand as we introduce and support more products and as competition in the market for our products intensifies. If demand increases beyond forecasted levels, we would have to rapidly increase production at our third-party manufacturers. We depend on suppliers to provide additional volumes of components, and the suppliers of those components might not be able to increase production rapidly enough to meet unexpected demand. Even if we were able to procure enough components, our third-party manufacturers might not be able to produce enough of our devices to meet our customer demand. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs could lower our profit margins. Further, if production is increased rapidly, manufacturing yields could decline, which may also lower operating results.

(Index)

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

(Index)

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

(Index)

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

On June 30, 2003, Khyber Technologies Corporation filed a complaint against us in the United States District Court, Northern District of Ohio, alleging that we had infringed a patent held by Khyber in manufacturing, using and selling our portable bar code scanners. We have filed our answer to the complaint and dispute the Khyber claims. We continue to analyze the merits of the complaint.

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

A number of our officers and senior managers have been employed for seven to ten years by us, including our President, Chief Financial Officer, Chief Technical Officer, Vice President of Marketing, and Senior Vice President for Business Development/General Manager Embedded Systems Group. Our future success will depend upon the continued service of key officers and senior managers. Competition for officers and senior managers is intense and there can be no assurance that we will be able to retain our existing senior personnel. The loss of key senior personnel could adversely affect our ability to compete.

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

(Index)

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

Export sales (sales to customers outside the United States) accounted for approximately 42 percent of our revenue in 2002 and approximately 40 percent of our revenue in the first nine months of 2003. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

(Index)

As of November 7, 2003, we had 29,243,551 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 or S-8/S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of November 7, 2003, we had 118,116 shares of Series F Preferred Stock outstanding that are convertible into 1,181,160 shares of common stock at $0.722 per share.

As of November 7, 2003, we had 6,040,922 shares subject to outstanding options under our stock option plans, and 613,888 shares were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of November 7, 2003, we had warrants outstanding to purchase a total of 2,088,863 shares of our common stock at exercise prices ranging from $0.722 to $2.73. All such warrants may be exercised at any time, and the shares issuable upon exercise may be resold, either without restrictions or subject, in some cases, only to S-3 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144.

Volatility in the trading price of our common stock could negatively impact the price of our common stock.

During the period from October 1, 2002 through November 7, 2003, our common stock price fluctuated between a high of $4.03 and a low of $0.61. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

(Index)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by US Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended September 30, 2003, a decline of 1% in interest rates would have reduced our quarterly interest income by approximately $11,800.

Our bank credit line facilities of up to $4 million have variable interest rates based upon the lender's prime rate plus 0.75% for the domestic line (up to $2.5 million) and the prime rate plus 0.5% for the international line (up to $1.5 million). Accordingly, interest rate increases would increase our interest expense on outstanding credit line balances. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our quarterly borrowing costs by $2,500 for each $1 million of borrowings against our bank credit facility or a maximum of $10,000 per quarter if we utilized our entire credit line.

Foreign Currency Risk.

A substantial majority of our revenue, expense and purchasing activities are transacted in US dollars. However, we allow certain of our European distributors to purchase our products in Euros, we pay the expenses of our European subsidiary in Euros, and we expect to enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. To date these balances have been small, and we have not been subject to significant losses from material foreign currency fluctuations. At September 30, 2003, we have payment obligations of approximately 700,000 Euros as a result of our purchase of Nokia's CompactFlash Bluetooth Card business and related product line technology in March 2002. We have purchased forward exchange contracts for Euros in order to mitigate our foreign currency exposure. Based on a sensitivity analysis of our net assets and subsidiary expenses at the beginning, during and at the end of the quarter ended September 30, 2003, an adverse change of 10% in exchange rates would result in an increase in our net loss for the quarter of approximately $46,000. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or further mitigate these risks.

(Index)

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On July 23, 2003, we filed a report on Form 8-K, furnishing to the SEC the Company's press release, dated July 23, 2003, announcing second quarter 2003 financial results.

On August 7, 2003, we reported on Form 8-K the Company's completion of the first closing of a private placement common stock financing on August 5, 2003 of approximately $4.1 million in gross proceeds.

On September 16, 2003, we reported on Form 8-K the Company's completion of the second closing of a private placement common stock financing on September 12, 2003 of approximately $126,000 in gross proceeds.

(Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCKET COMMUNICATIONS, INC.
Registrant

Date: November 13, 2003	/s/ Kevin J. Mills
Kevin J. Mills President and Chief Executive Officer

Date: November 13, 2003	/s/ David W. Dunlap
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

(Index)

Exhibit 31.1

CERTIFICATIONS

I, Kevin J. Mills, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Socket Communications, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 13, 2003	By: /s/ Kevin J. Mills
Name: Kevin J. Mills Title: President and Chief Executive Officer

(Index)

I, David W. Dunlap, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Socket Communications, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 13, 2003	By: /s/ David W. Dunlap
Name: David W. Dunlap Title: Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer)

(Index)

Exhibit 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin J. Mills, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Socket Communications, Inc. on Form 10-Q for the quarter ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Socket Communications, Inc.

By: /s/ Kevin J. Mills
Name: Kevin J. Mills Title: President and Chief Executive Officer (Principal Executive Officer) Date: November 13,2003

I, David W. Dunlap, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Socket Communications, Inc. on Form 10-Q for the quarter ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Socket Communications, Inc.

By: /s/ David W. Dunlap
Name: David W. Dunlap Title: Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer) Date: November 13, 2003