Form 10-K
period 2003-12-31
SOCKET COMMUNICATIONS INC
filed 2004-03-15
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2003

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).YES [ ] NO [X ]

Aggregate market value of Common Stock ($0.001 par value) held by non-affiliates on June 27, 2003 based on the closing price on such date: $36,940,424. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

Number of shares of Common Stock ($0.001 par value) outstanding as of February 27, 2004 was 29,959,961 shares.

Documents Incorporated by Reference:

Items 10, 11, 12, 13, and 14 of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2004. Such Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 1. Business

The Company

We design, manufacture and sell products that connect handheld and notebook computers to the Internet, computer networks, and peripherals through both wireless and cable connections. We also design, manufacture and sell products designed to collect data on handheld and notebook computers. Our products are designed for use with a broad range of handheld and notebook computers, and employ innovative designs that reduce battery power consumption and make them easy to install and use. Our products have been designed specifically for handheld computers and other battery-powered devices with standard expansion slots for plug-in cards. The expansion slots we support include CompactFlash, PC Card, and Secure Digital (SDIO). We have also developed standalone network connection and data collection products that connect wirelessly to a handheld or notebook computer. We believe that growth in the mobile workforce, combined with technical advances and cost reductions in handheld computers and networking technologies, is driving broader adoption of mobile data communications. Our products are designed to address the growing need for connectivity by enabling the use of handheld devices to extend data communications capabilities beyond location-dependent wired networks or telephone lines, thereby enabling mobile computer users to enhance their productivity, exploit time sensitive opportunities and improve customer satisfaction. Our products easily integrate hardware, software and services into complete mobile connectivity solutions.

Socket Communications was incorporated in Delaware in 1995. Our common stock trades on the NASDAQ National Market under the symbol "SCKT" and on the Pacific Exchange under the symbol "SOK". Our principal executive offices are located at 37400 Central Court, Newark, CA 94560, and our phone number is (510) 744-2700. Our Internet home page is located at http://www.socketcom.com; however, the information in, or that can be accessed through our home page, is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and the amendments to such reports are available free of charge on, or through our Internet home page, as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

Products

Our products may be classified into four broad product families:

  Network connection products;
  Bar code scanning products;
  Serial products; and
  Embedded products and services.

Our network connection products are connection devices that can be plugged into standard expansion slots in handheld and notebook computers or connect to handheld and notebook computers over wireless connections. These products allow users to connect their devices to the Internet via mobile or wired phone services, or to private networks, or to communicate with other electronic devices such as desktop computers and printers. Our products offer both wireless and cable connections to external devices such as mobile phones and printers and Global Positioning System receivers. Wireless connection products include cards using the Bluetooth standard for short-range wireless connectivity, and cards for connecting to local wireless networks using the Wireless LAN 802.11b (or WiFi) standard. Cable connection products include modems for telephone connections, Ethernet cards for local area network connections and digital phone cards for wide area network connections through mobile phones.

Our bar code scanning products plug into or connect wirelessly to handheld or notebook computers and turn handheld or notebook computers into portable bar code scanners that can be used in various retail and industrial workplaces. We are also developing plug-in products to read Radio Frequency Identification (RFID) tags with a handheld or notebook computer.

Our serial products add connection ports to a notebook or handheld computer that allow users to connect these portable computers to standard peripherals designed primarily for desktop PCs.

Our embedded products and services consist of Bluetooth modules, interface chips, and engineering design services to install these products. Our Bluetooth modules allow manufacturers of handheld computers and other devices to build wireless connection functions into their products. Our interface chips allow manufacturers of wide area network cards and other devices to transfer information to and from handheld or notebook computers.

We target the consumer and enterprise markets with our network connection and serial products. Most of these products are sold through wholesale distribution channels that service electronic retailers. We target the industrial markets with our bar code scanning products and embedded products and services. We work directly with value-added resellers and end users. We sell the majority of our bar code scanning products through our wholesale distribution channels.

Market Dynamics

Handheld computers have evolved over the past several years from simple devices used mainly to hold personal information into small portable units with functionality similar to desktop PCs. Advances in mobile network access and transfer speeds are enabling handheld computer users to access the Internet, send and receive email, access corporate data files, and exchange instant messages anywhere and at any time.

Growth in the mobile workforce and increasing reliance on the Internet and email are increasing the demand for mobile data communications. Advances in wireless connection technologies, particularly Bluetooth and Wireless LAN, are being commercialized to allow handheld computers to interact wirelessly with nearby computers and with a wide array of electronic appliances, including mobile phones, printers, digital cameras, LAN access points, Global Positioning System receivers, automobile communications systems, bar code scanners, radio frequency identification tags, home entertainment and security systems, public kiosks, public Internet access locations and vending machines.

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

Manufacturers are poised to aggressively market handheld computers. Handheld manufacturers are positioned to more actively market their handheld computers during 2004, which will assist in educating the market on the capabilities of handheld computers using our connection products. Handheld computers using the Microsoft Windows CE operating system are called "Pocket PCs." Pocket PC manufacturers include Hewlett-Packard, Dell, Toshiba and ViewSonic. Manufacturers of industrial versions of Pocket PCs include Symbol Technologies, HandHeld Products, Intermec, Casio, Itronix, TopCon and Tripod Data Systems. In addition, Palm introduced a new operating system in 2003 that supports expansion slots, making Palm handhelds more competitive with the Pocket PC platform. Increased competition among manufacturers is expected to result in increased availability and greater promotion of handheld computers that can be used with our products during 2004 and beyond.

Mobile phone networks are being upgraded to provide faster connections at reduced cost. Mobile phone service providers are making substantial investments to upgrade their networks to support high-speed data transfer applications. The introduction of new networking equipment and technologies has substantially increased data transfer speeds over regular digital cellular phone networks. Available data rates today are at or near the speeds experienced on a desktop computer connected over a phone line with a dial-up modem. These higher speeds are expected to make mobile data applications more attractive to users and drive demand for products to connect mobile computers to cellular phone networks.

The mobile workforce is growing and is increasingly reliant on email and the Internet. The mobile workforce in the U.S. has been estimated to exceed 26 million persons, and at least double that number on a worldwide basis. Before recent advancements in handheld computers and mobile phone networks and the increasing availability of public and private Wireless LAN access points, the mobile workforce had been unable to effectively stay connected with email, the Internet or corporate data except through telephone lines. With the growth in the use of the Internet and email for business and personal applications, workers and consumers are increasingly dependent on instant access to the Internet and email for managing their business and personal lives. Recent improvements in mobile phone and wireless LAN connectivity and deployment of handheld computers by corporations to their mobile workforce are expected to be major factors driving growth in mobile data applications over the next several years.

Growth is Projected in Pocket PC Handheld Computers. Growth in Pocket PCs that work with our connection and data collection solutions is expected to continue, assisted by the availability of lower priced Pocket PC computers in the price range of $199 to $299 that became available in the fourth quarter of 2002. In addition, the productivity benefits from using mobile computing devices for connectivity and data collection, combined with an improving economy, are expected to stimulate the deployment to and use of mobile devices within enterprise mobile workforces.

Marketing Strategy

We intend to capitalize on our relationships with key software and hardware providers, expand the range of connection and data collection products we offer, introduce our products into new markets by expanding our distribution channels, and encourage device manufacturers to build our technology directly into their products.

Capitalize on Strategic Partner Relationships. We support and encourage direct endorsements and referrals for our products from our strategic partners, including operating system providers, device manufacturers, phone carriers, distribution partners, and end-user customers. We have a team of employees that manages each strategic partner relationship. Each of these employee teams specializes in one or two of our product families. We have built close working relationships with a number of companies that help us rapidly expand and market our products as new standards, technologies and markets emerge. Of particular importance are close working relationships with Microsoft and Symbol Technologies. We coordinate our product development efforts with Microsoft on an ongoing basis, with the goal of ensuring that our current and future products are compatible with new releases of Microsoft's operating systems. We also cooperate with Microsoft in scheduling product innovations and implementing new features. Symbol Technologies supplies our bar code laser scanning modules that are utilized in our In-Hand Scan Bar Code Scanning Card. Symbol also builds our Bluetooth connection products into some of their products. Bluetooth is an emerging wireless communication standard that allows devices to communicate with each other at close range.

Offer Comprehensive Product Range. We offer a wide range of connection products that are used with handheld devices, and we encourage our distributors to carry a complete range of our products. The goal is for customers to view Socket as a single source for their connection needs, instead of having to rely on individual products or less complete product offerings of our competitors.

Build Strong Brand Name. We are building a brand image of being "The Mobile Connection Company." This image emphasizes quality and standards-based connectivity and data collection products that are "Mobility Friendly," which means products that are compact, low power, and easy to use.

Diversify Distribution Channels. We market our products primarily through leading distributors and resellers that specialize in the distribution of electronic products. We support our distributors and resellers by providing education, training and customer assistance through our sales, marketing and technical support staff. We have approximately 100 distributors and resellers covering our principal markets in North America, Europe, Asia and the rest of the world. Our products are sold by approximately 20 online resellers, which are supplied mainly through our distributors. Online resellers today include Amazon.com, Mobile Planet, CDW and Dell.

Provide OEM Product Development Support. To capture embedded connection business, we have built relationships with certain mobile device manufacturers and work with them to integrate our products, particularly our Bluetooth products, into their own product designs. We have an internal team of employees that manages our embedded connection business. We also provide engineering services to our mobile device manufacturer customers to assist them as needed to integrate our embedded products into their electronic devices. Customers for our embedded connection products include major bar code scanning companies - Symbol Technologies, HandHeld Products, and Intermec; a bar code scanning printer company - O'Neil; an electronic whiteboard company - Luidia (formerly Electronics for Imaging); and an industrial manufacturer - Parker Hannifin which is integrating Bluetooth technology into their industrial valves.

Competition and Competitive Risks

The overall market for communications and data collection products is both complex and competitive, and we expect competition in our market areas to intensify, particularly for our network connection products, which compete with similar products that are manufactured at a lower cost by Taiwanese and other Asian companies. However, our longtime focus on creating connectivity and data collection products for mobile devices has resulted in good brand name recognition and reputation. In addition, we continue to innovate and intend to be first to market in a number of product categories. We also believe that our brand name identifying our products as compact, low power, and easy to use, and the breadth of our product offerings, will continue to differentiate us relative to our competitors. The competition in each of our product families is discussed in more detail below.

Network Connection Products - Wireless Connections. Our CompactFlash Wireless LAN card faces competition in the market today principally from other manufacturers of low power Wireless LAN cards including D-Link, Netgear and SanDisk. We expect competition to remain intense in the future. We compete based on our brand name, distribution and customer support infrastructure, as well as software enhancements, including power management capabilities to minimize the power drain on mobile devices. We were the first company to add security software (802.1.x) to a WiFi card software driver compatible with most corporate networking environments, which we made available during the first quarter of 2003 for Pocket PC devices. The market for Bluetooth wireless communications technology is expected to be highly competitive. A number of companies are currently developing various Bluetooth interface chips. CompactFlash Bluetooth cards are being offered by plug-in card manufacturers such as Ambicom, Anycom, Belkin, BlueTake, Brainbox, and IO Gear. SDIO Bluetooth cards are being offered by Palm and Toshiba. Our Bluetooth CompactFlash plug-in card is the only card in the market that fits within a Type 1 CompactFlash slot (all competitive products and our SDIO product protrude from the slot), and our Bluetooth software, which continues to be improved, provides a functional easy-to-use Bluetooth solution. Nonetheless, certain original equipment manufacturers of personal computers and handheld computers may make our wireless network connection products less significant by incorporating built-in functions, such as Bluetooth and WiFi, into their products. We also manufacture a Bluetooth wireless GPS receiver which collects and sends satellite positioning signals to a PDA or notebook for use with GPS maps and routing software. Similar products are manufactured by ALK, Belkin, EMTAC, Hewlett-Packard, Leadtek, Mapopolis, NavMan, Pharos, Space Machine, Teletype, and Tom Tom. The primary differences between the GPS products are the software features in the routing software, including ease of use. Our GPS software has been recognized for its excellence by a major trade publication, and we will strive to continue to differentiate our product with software features.

Network Connection Products - Cable Connections. We are not aware of any major vendor that currently offers products that compete directly with our Digital Phone Card products. We face indirect competition for our Digital Phone Cards from alternative methods of downloading information into a mobile computer from remote locations, such as connecting over telephone landlines through a modem, or connecting a mobile phone through a cable to a serial port on a notebook computer. The market for our Ethernet cards is highly competitive. Manufacturers of low power Ethernet cards include Billionton and Trendware. Our modem cards face competition from a number of manufacturers. Companies offering CompactFlash modem cards include Ambicom, Billionton, Hewlett-Packard, New Media, Pharos, Pretec, Targus and Trendware.

Bar Code Scanning Products. Our laser bar code scanning products face competition from alternative scanning technologies, specifically charge-coupled device (CCD) scanning technology, which is less expensive than our technology, and from ruggedized bar code scanning devices from Symbol Technologies, Intermec, HandHeld Products, Casio, Itronix and others. We also face competition outside of the United States from a product similar to our InHand Scan Card from BeInteractive. Our laser scanning products are targeted to address specific market segments, such as field sales and service, retail store shelf management and pharmaceutical distribution management. We produce our laser bar code scanning products under technology licenses from Symbol Technologies, which, to date, has not licensed its laser bar code scanning technology to potential competitors. Symbol has historically been selective in licensing its technology to third parties, and we have no reason to anticipate that its practice will change. Nonetheless, the continued availability of our licenses from Symbol and the continued absence of other licensees are dependent upon future licensing decisions by Symbol Technologies.

Serial Connection Products. We have no major direct competition for our peripheral connection cards. We compete from time to time with similar products from small manufacturers such as Quatech, Silicom, SeaLevel, BlackBox, Advanteck and Brainbox.

Embedded Products and Services. Competition for our embedded products and services is primarily the same competition we face for the applicable plug-in product in one or more of our other product families, as plug-in connection cards are an alternative to embedded connections. For example, we sell our serial interface chips for embedding in third party devices. Interface chips with similar functions and features are available from other chip manufacturers. In addition, our early-to-market Bluetooth software works well with our Bluetooth modules, providing us a first-to-market solution for embedding Bluetooth wireless connections into third party devices. However, Asian manufacturers selling primarily hardware, such as Alps, Murata, and TaiyoYuden, along with integrators such as Bluesoft and Stonestreet One, are able to produce all or part of embedded Bluetooth solutions which may compete with our products and services.

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

We have also developed a library of software drivers and control modules that allow our products to operate in handheld computers running the Windows Mobile based operating system and in notebooks running various Windows operating systems. Since 1999 we have applied for 15 patents covering our proprietary technology. As of February 27, 2004, we have been awarded three U.S. Patents, 6,353,870, 6,559,147, and 6,691,196, and UK patent 2,365,182 covering our design for cards combining connectivity and removable memory.

We have also developed a number of software programs that provide unique functions and features for our connection and data collection products. For example, our SocketScan software enables all of our bar code scanning products to scan a variety of bar codes and to route the scanned data to many different types of data files. Our Bluetooth software used in conjunction with our Bluetooth hardware provides a completely functional Bluetooth solution enabling connections and data transfers between Bluetooth-enabled devices.

We have registered trademarks with the U.S. Patent and Trademark Office for our name, our logo, and the term "Battery Friendly".

We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality procedures to protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors, and strategic partners, and limit access to our software, documentation, and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, we may not be able to effectively protect our intellectual property rights in certain foreign countries. From time to time we receive communications from third parties asserting that our products infringe, or may infringe, their proprietary rights. In connection with any such claims, litigation could be brought against us that could result in significant additional expenses or compel us to discontinue or redesign some of our products.

Personnel

Our future success will depend in significant part upon the continued service of certain of our key technical and senior management personnel, and our continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Our total employee headcount as of February 27, 2004 was 68 people. Our employees are not represented by a union, and we consider our employee relationships to be good.

Sales and Marketing

During the year ended December 31, 2003, 61 percent of our sales were in North America, 22 percent in Europe, and 17 percent in Asia and Pacific Rim countries. During the year ended December 31, 2002, 58 percent of our sales were in North America, 24 percent in Europe and 18 percent in Asia. Export sales are subject to the complications of complying with laws of various countries and the risk of import/export restrictions and tariff regulations.

We market our products through a worldwide network of distributors and resellers, as well as through original equipment manufacturers (OEMs) and value added resellers. We support our distributors and resellers by providing education, training and customer assistance through our sales, marketing, and technical support staff in the U.S and in Europe. As of February 27, 2004, we had 30 people in sales, marketing and technical support. Our United States distributor Tech Data Corp. accounted for 29 percent, 8 percent and 9 percent of our revenue for 2003, 2002 and 2001, respectively. Our United States distributor Ingram Micro, Inc. accounted for 14 percent, 22 percent and 23 percent of our revenue in 2003, 2002, and 2001, respectively. We intend to moderately increase our sales and marketing effort during 2003 by adding personnel and increasing promotional activities, particularly in support of our distributors.

Consistent with industry practice, we provide our distributors with stock balancing and price protection rights which permit these distributors to return slow-moving products to us for credit, and to receive price adjustments for inventories of our products held by the distributors if we lower the price of those products. The immediate effect of returns and adjustments on our quarterly operating results is limited since we recognize revenues on products shipped to distributors only at the time the merchandise is sold by the distributor. To date, we have not experienced any significant returns or price protection adjustments.

We rely significantly on our OEMs, distributors, and resellers for marketing and distribution of our products. Our agreements with OEMs, distributors, and resellers generally are nonexclusive and may be terminated on short notice by either party without cause. Furthermore, our OEMs, distributors, and resellers are not within our control, are not obligated to purchase products from us, and may represent other lines of products, including those of our competitors. If any OEMs, distributors, and resellers reduce or discontinue efforts to sell our products, our revenues and operating results could be materially adversely affected.

As of February 27, 2004, we had thirty persons responsible for our sales and marketing activities.

Manufacturing

We subcontract the manufacturing of substantially all of our products to independent third party contract manufacturers who are located in the U.S., China, and Taiwan and who have the equipment, know-how and capacity to manufacture products to our specifications. We perform final product testing and package our products at our Newark, California facility for most of our sales, with the exception of large bulk orders, for which we perform final product testing and package our products at the third party contract manufacturers' locations. As of February 27, 2004, we had fourteen people employed in manufacturing operations including planning, buying, manufacturing engineering, quality control, product assembly, and shipping and receiving.

Sole source components include our proprietary interface chip that controls the signal transmission between many of our products (all plug-in CompactFlash products except our Ethernet, Modem, and Wireless LAN cards) and the card slot on the mobile or handheld computer, our Ethernet chip, our laser scanning engines, our SDIO plug-in cards and certain cable and connector components. Although to date we have generally been able to obtain adequate supplies of these components, these components are generally purchased on a purchase order basis under standard commercial terms and conditions, and we do not have long-term supply contracts for these components. Accordingly, the manufacturers could stop providing these components to us at any time. Alternatively, although our suppliers are generally large, well-financed organizations, they could encounter financial difficulties that interfere with our product supplies. In such an event, we could experience a decline in revenues until we establish sufficient manufacturing supply through an alternative source. Locating and qualifying alternative suppliers, and commencing new manufacturing operations, could take a significant period of time, although we believe that we can relocate manufacturing or find alternative suppliers for sole sourced components should it become necessary. We generally stock higher inventory quantities of sole sourced components as safety stocks to mitigate the risk of supply disruption.

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

  Continuing development of our Bluetooth wireless connection products
  Expanding development of our Wireless LAN connection products
  Developing Secure Digital (SDIO) format connection products.

As of February 27, 2004, we had fifteen people on our product development staff, and we hire engineering consultants to perform additional engineering services as required. We anticipate that we will continue to commit substantial resources to research and development in the future.

General and Administration

As of February 27, 2004, we had nine people responsible for our financial and administrative activities including accounting and finance, personnel, reception, and administrative support.

Item 2. Properties

We lease a 26,000 square foot office facility in Newark, California under a lease expiring in December 2006. This facility houses our headquarters and manufacturing operations. We believe that we will be able to extend our lease in our current facility at lease expiration or locate acceptable alternative space. We believe that our current facilities are sufficient to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

On June 30, 2003, Khyber Technologies Corporation filed a complaint against us in the United States District Court, Northern District of Ohio, alleging that we had infringed a patent held by Khyber in manufacturing, using and selling our portable bar code scanners. We have filed our answer to the complaint and dispute the Khyber claims. Both parties have filed a motion for summary judgment.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for vote by security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SCKT" and on the Pacific Stock Exchange under the symbol "SOK".

The quarterly high and low sales prices of our Common Stock, as reported on the Nasdaq National Market or the Nasdaq SmallCap Market through February 27, 2004 and for the last two fiscal years are as shown below.

Common Stock
Quarter Ended	High	Low
2002
March 31, 2002	$ 2.55	$ 1.26
June 30, 2002	$ 1.95	$ 0.85
September 30, 2002	$ 1.20	$ 0.51
December 31, 2002	$ 0.95	$ 0.61
2003
March 31, 2003	$ 0.92	$ 0.65
June 30, 2003	$ 1.92	$ 0.73
September 30, 2003	$3.39	$ 1.42
December 31, 2003	$ 4.80	$ 2.27
2004
March 31, 2004 (through February 27, 2004)	$ 4.40	$ 3.10

On February 27, 2004, the closing sales price for our Common Stock as reported on the Nasdaq National Market was $3.40. We had approximately 475 stockholders of record as of February 27, 2004, and an additional 10,000 beneficial stockholders. We have not paid dividends on our Common Stock, and we currrently intend to retain future earnings for use in our business and do not anticipate paying dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto in Item 8, "Financial Statements and Supplementary Data."

	Year Ended December 31,
(Amounts in thousands except per share)	1999	2000		2001		2002	2003
Revenue	$6,876	$11,550		$12,330		$16,313	$21,611
Net loss	(845)	(3,748)	(1)	(6,063)	(1)	(2,972)	(1,250)
Net loss applicable to common stockholders	(1,090)	(3,795)	(1)	(6,063)	(1)	(3,083)	(1,952)
Net loss per share applicable to common stockholders	(0.11)	(0.18)		(0.26)		(0.13)	(0.07)
Weighted average shares outstanding	9,939	20,534		23,436		23,976	26,301
Total assets	7,012	23,922		18,826		20,067	23,266
Capital lease obligations - long term portion	--	58		44		13	71
Preferred stock	888	--		--		731	93
Total stockholders' equity	5,009	19,267		13,797		11,401	16,498
Dividends and preferred stock accretion	246	47		--		112	702

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our consolidated financial statements for the year ended December 31, 2003. The application of these policies requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on a combination of historical experience and reasonable judgment applied to other facts. Actual results may differ from these estimates and such differences may be material to the financial statements. In addition, the use of different assumptions or judgments may result in different estimates. We believe our critical accounting policies that are subject to these estimates are: Revenue Recognition and Accounts Receivable Reserves, Inventory Valuation, and Valuation of Goodwill and Other Intangible Assets.

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

We generally recognize revenues on sales to customers other than distributors upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed and determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Most of our customers other than distributors do not have rights of return except under warranty.

We also earn revenues from services performed in connection with consulting arrangements. For those contracts that include contract milestones or acceptance criteria the we recognizes revenues as such milestones are achieved or as such acceptance occurs. In some instances the acceptance criteria in the contract requires acceptance after all services are complete and all other elements have been delivered. Revenue recognition is deferred until those requirements are met.

We also estimate the amount of uncollectible receivables at the end of each reporting period based on the aging of the receivable balance, historical trends, and communications with our customers. If actual bad debts are significantly different from our estimates our operating results will be affected.

Inventory Valuation

Our inventories primarily consist of component parts used to assemble our connection card products after we receive orders from our customers. We purchase the component parts required by our engineering bill of materials. The timing and quantity of our purchases are based on order forecasts, the lead time requirements of our vendors, and on economic order quantities. At the end of each reporting period, we compare our inventory on hand to our forecasted requirements for the next nine month period, and we write-off the cost of any inventory that is surplus, less any amounts that we believe we can recover from disposal of goods that we specifically believe will be saleable past a nine month horizon. Our sales forecasts are based upon historical trends, communications from customers, and marketing data regarding market trends and dynamics, which we discuss in Item 1, Business. Surpluses can also be created by changes to our engineering bill of materials. Changes in the amounts we record for surplus or obsolete inventory are included in cost of revenue.

Goodwill and Other Intangible Assets

Our acquisition of the CompactFlash Bluetooth card business, including a product line and technology license, from Nokia Corporation in March 2002 and our acquisition of 3rd Rail Engineering in October 2000 added goodwill and intangible assets to our balance sheet. We allocated the purchase price based on an analysis of the fair market value of the assets we acquired. Beginning with the first quarter of 2002, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," we ceased amortizing goodwill, and began to periodically evaluate whether the value of the goodwill was impaired, at which time any impaired balances would be written down. We periodically evaluate intangible and other long lived assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. In addition, we also review the market capitalization of the Company in conjunction with our analysis of goodwill impairment. As of December 31, 2003, in our judgment, there is no impairment of goodwill or intangible assets. Future events could cause us to conclude that impairment indicators exist and that goodwill and intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Revenue

We design, manufacture and sell products for connecting handheld and notebook computers to computer networks and peripherals. Total revenue in 2003 was $21.6 million, an increase of 32% over 2002 revenue of $16.3 million. Revenue in 2002 increased 32% over revenue in 2001 of $12.3 million.

Our products cover a wide range of connection solutions in four product families:

  Our network connection products are connection devices that can be plugged into standard expansion slots in handheld and notebook computers or connect to handheld and notebook computers over wireless connections. These products allow users to connect their devices to the Internet via mobile or wired phone services, or to private networks, or to communicate with other electronic devices such as desktop computers and printers. Our products offer both wireless and cable connections to external devices such as mobile phones and printers and Global Positioning System receivers. Wireless connection products include cards using the Bluetooth standard for short-range wireless connectivity, and cards for connecting to local wireless networks using the Wireless LAN 802.11b (or WiFi) standard. Cable connection products include modems for telephone connections, Ethernet cards for local area network connections and digital phone cards for wide area network connections through mobile phones.
  Our bar code scanning products plug into or connect wirelessly to handheld or notebook computers and turn handheld or notebook computers into portable bar code scanners that can be used in various retail and industrial workplaces.
  Our serial products add connection ports to a notebook or handheld computer that allow users to connect these portable computers to standard peripherals designed primarily for desktop PCs.
  Our embedded products and services consist of Bluetooth modules, interface chips, and engineering design services to install these products. Our Bluetooth modules allow manufacturers of handheld computers and other devices to build wireless connection functions into their products. Our interface chips allow manufacturers of wide area network cards and other devices to transfer information to and from handheld or notebook computers.

Our network connection product revenues in 2003 were $8.7 million compared to $6.0 million in 2002 and $3.4 million in 2001. Our growth in 2003 was due to new products and increasing enterprise deployment of Pocket PCs. In the fourth quarter of 2002 we introduced our Bluetooth GPS receiver with navigation kit. Revenue growth was $2.0 million in 2003 from this new product combined with $1.3 million of revenue growth from our modem cards and $0.2 million of revenue growth in our Wireless LAN product line from the introduction of our Secure Digital (SDIO) Wireless LAN card in the third quarter of 2003. This growth was partially offset by declines of $0.4 million in our Bluetooth plug-in cards, and $0.2 million in declines in both our Ethernet plug-in and Digital Phone card product lines. Revenue growth of $3.5 million in 2002 compared to 2001 resulted from sales of new products including our Bluetooth CompactFlash plug-in cards, Wireless LAN plug-in cards, and modem cards introduced in the later half of 2001, offset by declines of $0.9 million primarily in digital phone cards and modest declines in Ethernet plug-in cards.

Our bar code scanning product revenues in 2003 were $6.7 million compared to revenue of $3.9 million in 2002 and $3.1 million in 2001. Revenue growth of $1.4 million for 2003 was due to increased sales of our bar code laser scanner system, which is a laser gun attached via a cable to a CompactFlash card with PC card adaptor. Revenue growth of $1.0 million for 2003 was due to our primary scanning product, the In-Hand Scan card, which is a laser scanner incorporated into a CompactFlash card that plugs into a Pocket PC, notebook, or other mobile computer to turn the computer into a portable laser scanner. Additional revenue growth of $0.8 million was due to our newest bar code scanning products, the Imager In-Hand Scan card and the SDIO In-Hand Scan card, which began shipping to customers in the third and fourth quarters of 2003, respectively. The revenue growth in 2002 was primarily due to one product, the Compact Flash In-Hand Scan card. Our scanning products are sold both through general distribution and through value added resellers who contract with customers to provide scanning solutions. Our products are becoming more widely adopted by the value added reseller community for lightweight portable scanning.

Our peripheral connection product revenues in 2003 were $3.6 million compared to $3.8 million in 2002 and $4.4 million in 2001. Standard peripheral connection cards are primarily sold to connect peripheral devices or other electronic equipment to notebook computers. For 2003, sales volumes for both of our standard serial PC Card products and our newer CompactFlash card products slightly increased, but were offset by declines in custom serial card product sales. For 2002, declines of $0.7 million in our standard PC Card product revenues were partially offset by increases in CompactFlash card revenues.

Our embedded products and services revenues in both 2003 and 2002 were $2.6 million compared to $1.5 million in 2001. Our chip sales included in these totals were $1.2 million in 2003 compared to $1.1 million in 2002 and $0.4 million in 2001. Chip sales are highly dependent upon engineering design-wins and the timing of third party design projects. In 2003 we continued our effort to broaden the customer base. We also include embedded Bluetooth modules and plug-in card sales in this category, both experiencing slight growth in 2003. Increases in 2003 were offset be declines in engineering services, which also declined in 2002 from 2001.

Gross Margins

Gross profit for both 2003 and 2002 was 50% of revenues compared to gross profit of 53% of revenue in 2001. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Cost reductions on several of our products including our Bluetooth modules, our modems, and the introduction of our lower cost third generation proprietary ASIC chip in the third quarter of 2003, were offset by rebate programs on selected products and reduced overall margins on our barcode products due to large volume purchases. The moderate declines in gross margin percentages in 2002 compared to 2001 reflect the introduction of new products that tend to have a higher initial cost and a lower initial gross margin until volumes increase, higher fixed manufacturing costs as we staffed for management of growth, and higher volume discount pricing.

Research and Development Expense

Research and development expense in 2003 was $3.4 million, a decrease of 2% from expenses in 2002 of $3.5 million. Research and development expense in 2002 was $3.5 million, a decrease of 6% over expenses in 2001 of $3.7 million. Decreases in 2003 were primarily from lower consulting and professional fees resulting from the completion of the development of a new proprietary ASIC chip at the end of the first quarter of 2003, partially offset by higher personnel expenses resulting from reduced allocation of costs to projects generating engineering service revenues. Decreases in 2002 of $0.3 million were due to reduced expenditures on developed software and outside services, and $0.2 million in lower personnel costs and travel, partially offset by increases of $0.2 million in engineering consulting services and $0.1 million from patent development and other expenses.

Sales and Marketing Expense

Sales and marketing expense in 2003 was $5.2 million, an increase of 6% compared to sales and marketing expense in 2002 of $4.9 million. Sales and marketing expense in 2002 was $4.9 million, a decrease of 5% compared to sales and marketing expense in 2001 of $5.1 million. Increases in 2003 of $0.4 million were due primarily to increased staffing of sales and marketing personal as we staffed for growth, and increases in outside sales and marketing services, partially offset by reductions in advertising and promotional activities. Decreases in 2002 of $0.2 million in advertising and promotional activities and $0.2 million in reduced travel were partially offset by increases in occupancy costs.

General and Administrative Expense

General and administrative expense in 2003 was $2.9 million, an increase of 35% compared to general and administrative expense in 2002 of $2.1 million. General administrative expense in 2002 was flat compared to 2001. Increases in 2003 included $0.4 million from increased legal and professional fees due primarily to our response to the complaint filed by Khyber Technologies Corporation (see Item 3 - Legal Proceedings), and $0.3 million from increased investor relations activities. In 2002, increases totaling $0.2 million in business insurance, occupancy costs, and payroll expense were offset by reductions in stock exchange listing fees, equipment, supplies, and stockholder communications.

Charges Related to Compensatory Stock Option Grants

Our charges related to compensatory stock option grants were zero in 2002 and 2003, and nominal in 2001.

Amortization of Goodwill and Intangibles

In March 2002, the Company acquired Nokia's CompactFlash Bluetooth Card business from Nokia, including a product line and a sole, non-exclusive, non-transferable, worldwide license to use, make and sell the related product line technology. The total purchase price was $2.6 million, of which approximately $1.0 million was attributed to intangible technology and licensing. The intangible assets are being amortized over their estimated useful lives of one to three years. Amortization charges for each of 2003 and 2002 were $0.3 million.

In October 2000, the Company acquired 3rd Rail Engineering, an engineering services firm specializing in engineering design and integration services of embedded systems for Windows CE and other operating system environments. The acquisition was valued at $11.3 million, of which approximately $1.1 million was attributed to intellectual property. The intellectual property is being amortized over estimated useful lives of 3 to 8 years. Amortization charges for 2003 were $0.1 million, compared to $0.2 million in 2002, and $0.2 million in 2001.

Amortization of goodwill was discontinued commencing in the first quarter of 2002 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Amortization of goodwill (including assembled workforce) in 2001 was $1.5 million, relating solely to the acquisition of 3rd Rail Engineering in October 2000. During 2003 goodwill and intangibles were analyzed for impairment of value, and no impairment was found.

Interest Income and Other and Interest Expense

Interest income was $23,000 in 2003, $26,000 in 2002, and $0.2 million in 2001. Interest income reflects interest earned on cash balances. Higher cash at year-end 2003 is primarily the result of a private placement financing of our Common Stock in the third quarter of 2003. Other income of $12,000 in 2003 was the result of net currency gains on foreign currency contracts partially offset by a loss on the Euro note payable to Nokia.

Interest expense in 2003 and 2002 is due primarily to interest on the note payable to Nokia in connection with our acquisition in March 2002 of its CompactFlash Bluetooth Card business and related product line technology. Remaining interest in all three years relates to interest on equipment lease financing obligations.

Income Taxes

There were no provisions for federal or state income taxes for the years ended December 31, 2003, 2002, and 2001, as the Company incurred net operating losses in all periods. We have established a valuation allowance for the net deferred tax asset. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized.

Preferred Stock Dividend and Accretion of Preferred Stock

Preferred stock dividends in 2003 and 2002 reflect dividends accrued at the rate of 12% per annum on Series E redeemable convertible preferred stock issued in October 2002, and dividends accrued at the rate of 8% per annum on Series F preferred stock issued in March 2003. Dividends for Series E were paid in cash for each of the three quarters of 2003 until the Series E was fully converted. Dividends for Series F for the first, third, and fourth quarters were paid in cash, and for the second quarter were paid in Common Stock. Preferred stock accretion was $565,200 in 2003 and $82,700 in 2002 arising from the accounting for the redemption of the Series E issuance, and a one time accretion charge in the first quarter of 2003 of $296,500 reflecting the discount from market after giving effect to an allocation to the investor warrants of $296,500 of the proceeds of the Series F issuance.

Quarterly Results of Operations

The following table sets forth summary quarterly statements of operations data for each of the quarters in 2002 and 2003. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in our opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
(in thousands, except per share)	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2002	2002	2002	2002	2003	2003	2003	2003
Summary Quarterly Data:
Revenue	$4,012	$4,559	$ 3,705	$ 4,037	$ 4,879	$ 5,075	$ 5,652	$ 6,005
Cost of Revenue	2,012	2,366	1,866	1,934	2,477	2,584	2,822	3,025
Gross Profit	2,000	2,193	1,839	2,103	2,402	2,491	2,830	2,980
Operating expenses:
Research and development	899	874	838	905	921	793	866	868
Sales and marketing	1,613	1,203	1,134	939	1,284	1,228	1,364	1,314
General and administrative	626	501	468	523	674	737	656	800
Amortization of intangibles	63	143	143	137	116	101	101	92
Total operation expense	3,201	2,721	2,583	2,504	2,995	2,859	2,987	3,074
Interest income (expense), net	1	(28)	(25)	(45)	(20)	(15)	(6)	2
Net loss	(1,200)	(556)	(769)	(446)	(613)	(383)	(163)	(92)
Preferred stock dividends	--	--	--	(29)	(32)	(58)	(30)	(16)
Preferred stock accretion	--	--	--	(83)	(384)	(102)	(79)	--
Net loss applicable to common stockholders	$ (1,200)	$ (556)	$ (769)	$ (558)	$ (1,029)	$ (543)	$ (272)	$ (108)
Net loss per share applicable to common stockholders	$ (0.05)	$ (0.02)	$ (0.03)	$ (0.02)	$ (0.04)	$ (0.02)	$ (0.01)	$ (0.00)

We have experienced significant quarterly fluctuations in operating results and we anticipate such fluctuations to continue in the future. We generally ship orders as received and therefore quarterly revenue and operating results depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, we have recognized a substantial portion of our revenue in the last month of the quarter. Operating results may also fluctuate due to factors such as the demand for our products, the size and timing of customer orders, the introduction of new products and product enhancements by ourselves or our competitors, product mix, timing of software enhancements, changes in the level of operating expenses, and competitive conditions in the industry. Because our staffing and other operating expenses are based on anticipated revenue, a substantial portion of which is not typically generated until the end of each quarter, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter.

Liquidity and Capital Resources

We have historically financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $50 million in equity capital. We have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly operating losses through the first quarter of 2004 and possibly longer. We have historically needed to raise capital to fund our operating losses.

Cash used in operating activities was $0.7 million in 2003 compared to $1.9 million in 2002 and $4.2 million in 2001. The use of cash resulted from financing our net losses of $1.2 million in 2003, $3.0 million in 2002, and $6.1 million in 2001. Adjustments for non-cash items, including depreciation, amortization, stock option charges, amortization of goodwill and intangibles, and fluctuations on forward currency forward exchange contracts, totaled $0.9 million in both 2003 and 2002, and $2.1 million in 2001. Changes in working capital balances resulted in a use of cash in 2003 of $0.4 million, a source of cash in 2002 of $0.2 million and a use of cash in 2001 of $0.3 million. Changes in working capital balances during 2003 reflect increased accounts receivable balances from higher levels of shipments in the fourth quarter and lower accounts payable balances due to reductions in deferred payments, partially offset by reductions in inventory stock as we transitioned to our next generation proprietary ASIC chip and phased out existing stock, increases in deferred revenue due to higher levels of shipments in the later half of December, and reductions in prepaid expenses. Changes in working capital balances during 2002 included increased accounts receivable balances from higher levels of shipments in the fourth quarter and increases in inventories due primarily to initial stocking of a major retailer, offset by increases in accounts payable resulting from deferred payments. Changes in working capital balances during 2001 include lower accounts receivable balances from increased collections and the timing of shipments earlier in the fourth quarter, a decrease in inventories, lower accounts payable balances reflecting lower inventory purchases in the fourth quarter, lower accrued expense balances reflecting salary reductions and mandatory vacation policies in effect during the fourth quarter, and lower deferred revenue balances that reflected inventory shipped into retail channels at the end of 2000 that had either been sold or returned by the end of 2001.

Cash used in investing activities was $0.3 million in 2003, $1.3 million in 2002, and $0.2 million in 2001. Investing activities in 2003 reflect the cost of furniture, new computer equipment, purchased software for new employees, and tooling costs for new products. These costs for 2002 and 2001 totaled $0.5 million and $0.2 million, respectively. Additionally, in March 2002 we used $0.9 million to acquire from Nokia Corporation its CompactFlash Bluetooth Card business including a product line and a sole, non-exclusive, worldwide license to make, use and sell the related product line technology (the balance of acquisition price was paid with a note payable).

Cash provided by financing activities was $4.3 million in 2003, $1.5 million in 2002, and $1.9 million in 2001. During 2003 we completed two private placement financings, our Series F convertible preferred stock, which provided $1.5 million net of issuance costs, and a Common Stock financing, which provided $3.7 million net of issuance costs. Additional cash was provided by financing activities in 2003 from the exercise of $0.7 million in stock options and warrants, and from gains on the sale of foreign exchange contracts of $0.3 million entered into in conjunction with the Euro note payable to Nokia. During 2003 we made payments of $1.3 million on the note payable to Nokia, $0.3 million in net payments against our bank revolving credit line, $0.2 million in redemption payments of our Series E redeemable convertible preferred stock, and $0.1 million in combined dividend payments on our Series E and Series F preferred stock. At the end of 2003 we drew $1.6 million in cash against our bank credit line which we repaid in January 2004. Net cash provided from using our bank line of credit was $0.6 million in 2002 and $1.3 million in 2001. During 2002 we completed two private placement financings to increase our working capital balances. In March 2002 we issued 0.5 million shares of Common Stock and warrants, which provided us with $0.4 million in net proceeds after placement fees and legal expenses. In October 2002 we issued convertible redeemable preferred stock and warrants, which provided us with $0.8 million in net proceeds after issuance costs. Additional proceeds in 2002 resulted from the exercise of options and warrants. During 2002 we made payments of $0.4 million on the note payable to Nokia related to the acquisition of its CompactFlash Bluetooth Card business and related product line technology. In 2001 proceeds of $0.6 million resulted from the exercise of options and warrants to acquire 0.9 million shares of Common Stock.

Our cash balances at December 31, 2003 were $6.4 million, including cash of $1.6 million drawn against our bank line of credit. In March 2004 we entered into a new credit agreement with a bank which expires in March 2006. We have warrants outstanding from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. We believe our existing cash, plus our ability to reduce costs, and the new bank line will be sufficient to meet our funding requirements at least through December 31, 2004. Although we do not anticipate the need to raise additional capital during this time to fund operations, we may raise additional capital if market conditions are appropriate. If we cannot achieve profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses and make remaining debt payments to Nokia (final payment due April 2004). Should the need arise, we cannot assure you that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders.

The Company's contractual obligations at December 31, 2003 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4 - 5 years	More than 5 years
Capital leases	$ 48,000	$ 21,000	$ 19,000	$ 8,000	$ --
Purchase of Nokia technology	505,000	505,000	--	--	--
Operating leases	1,437,000	442,000	995,000	--	--
Unconditional purchase obligations with contract manufacturers	4,329,000	4,329,000	--	--	--
Total contractual cash obligations	$ 6,319,000	$ 5,297,000	$ 1,014,000	$ 8,000	$ --

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Other Factors Affecting Future Operations

We have a history of operating losses, we cannot assure you that we will achieve ongoing profitability, and we have monthly payment obligations.

We have incurred significant operating losses since our inception. We may continue to incur operating losses through the first quarter of 2004 and possibly longer. For the fiscal years ended December 31, 2003 and 2002, we incurred net losses of $1,249,900 and $2,971,800, respectively. To obtain profitability, we must accomplish numerous objectives, including the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we cannot assure you that we will generate sufficient net revenue to achieve ongoing profitability.

We also have debt payment obligations to Nokia Corporation under a Business Transfer Agreement that we entered into with Nokia in March 2002. These payments are in the amount of approximately $126,000, plus accrued interest, per month through April 2004. If we cannot achieve profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses and make debt payments to Nokia. We do not anticipate the need to raise additional capital through 2004 to fund our operations, but should the need arise we cannot assure you that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. If we are unable to secure the necessary capital, we may need to suspend some or all of our current operations.

We may require additional capital in the future, and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

We have historically needed to raise capital to fund our operating losses. We may continue to incur operating losses through the first quarter of 2004 and possibly longer. Our forecasts are highly dependent on factors beyond our control, including market acceptance of our products and sales of handheld computers. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any sale of a substantial number of additional shares will cause dilution to our stockholders' investments and could also cause the market price of our Common Stock to fall.

A significant portion of our revenue currently comes from two distributors, and any decrease in revenue from these distributors could harm our business.

A significant portion of our revenue comes from two distributors, Ingram Micro, Inc. and Tech Data Corp., which together represented approximately 43 percent of our worldwide revenue in fiscal 2003 and 30 percent of our worldwide revenue in fiscal 2002. We expect that a significant portion of our revenue will continue to depend on sales to Ingram Micro, Inc. and Tech Data Corp. We do not have long-term commitments from Ingram Micro, Inc. or Tech Data Corp. to carry our products, and either could choose to stop selling some or all of our products at any time. If we lose our relationship with Ingram Micro, Inc. or Tech Data Corp., we could experience disruption and delays in marketing our products.

If the market for handheld computers fails to grow, we would not achieve our sales projections.

Substantially all of our products are designed for use with mobile personal computers, including handhelds, notebook computers and tablets. If the mobile personal computer industry does not grow or if its growth slows, we would not achieve our sales projections.

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

Our success is dependent upon the ability of third parties in the mobile personal computer industry to complete development of products that include or are compatible with our technology and then to sell these products into the marketplace. Our ability to generate increased revenue depends significantly on the commercial success of Windows-powered handheld devices, particularly the Pocket PC, and other devices, such as the new line of handhelds with expansion options offered by Palm. If manufacturers are unable or choose not to ship new products such as Pocket PC and other Windows-powered devices or Palm devices on schedule, or if these products fail to achieve or maintain market acceptance, the number of our potential new customers would be reduced and we would not be able to meet our sales expectations.

We could face increased competition in the future, which would adversely affect our financial performance.

The market for handheld computers in which we operate is very competitive. Our future financial performance is contingent on a number of unpredictable factors, including that:

  Some of our competitors have greater financial, marketing, and technical resources than we do;
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

Increased competition could result in price reductions, fewer customer orders, reduced margins, and loss of market share. Our failure to compete successfully against current or future competitors could harm our business, operating results and financial condition.

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

The demand for our products depends on many factors and is difficult to forecast. We expect that it will become more difficult to forecast demand as we introduce and support more products and as competition in the market for our products intensifies. If demand increases beyond forecasted levels, we would have to rapidly increase production at our third-party manufacturers. We depend on suppliers to provide additional volumes of components, and suppliers might not be able to increase production rapidly enough to meet unexpected demand. Even if we were able to procure enough components, our third-party manufacturers might not be able to produce enough of our devices to meet our customer demand. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs could lower our profit margins. Further, if production is increased rapidly, manufacturing yields could decline, which may also lower operating results.

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

Our agreements with distributors, resellers, retailers and original equipment manufacturers are generally nonexclusive and may be terminated on short notice by them without cause. Our distributors, resellers, retailers and original equipment manufacturers are not within our control, are not obligated to purchase products from us, and may offer competitive lines of products simultaneously. Our current sales growth expectations are contingent in part on our ability to enter into additional distribution relationships and expand our retail sales channels. We cannot predict whether we will be successful in establishing new distribution relationships, expanding our retail sales channels or maintaining our existing relationships. A failure to enter into new distribution relationships or to expand our retail sales channels could adversely impact our ability to grow our sales.

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

On June 30, 2003, Khyber Technologies Corporation filed a complaint against us in the United States District Court, Northern District of Ohio, alleging that we had infringed a patent held by Khyber in manufacturing, using and selling our portable bar code scanners. We have filed our answer to the complaint and dispute the Khyber claims. Both parties have filed a motion for summary judgment.

If we are unable to obtain and maintain licenses on favorable terms for intellectual property rights required for the manufacture, sale, and use of our products, particularly those products which must comply with industry standard protocols and specifications to be commercially viable, our results of operations or financial condition could be adversely impacted.

In addition to disputes relating to the validity or alleged infringement of other parties' rights, we may become involved in disputes relating to our assertion of our own intellectual property rights. Whether we are defending the assertion of intellectual property rights against us or asserting our intellectual property rights against others, intellectual property litigation can be complex, costly, protracted, and highly disruptive to business operations by diverting the attention and energies of management and key technical personnel. Plaintiffs in intellectual property cases often seek injunctive relief, and the measures of damages in intellectual property litigation are complex and often subjective or uncertain. Thus, any adverse determinations in this type of litigation could subject us to significant liabilities and costs.

New industry standards may require us to redesign our products, which could substantially increase our operating expenses.

Standards for the form and functionality of our products are established by standards committees. Separate committees establish standards, which evolve and change over time, for different categories of our products. We must continue to identify and ensure compliance with evolving industry standards so that our products are interoperable and we remain competitive. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers. Should any major changes, even if anticipated, occur, we would be required to invest significant time and resources to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we would miss opportunities to have our products specified as standards for new hardware components designed by mobile computer manufacturers and original equipment manufacturers.

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

  the demand for our products;
  the size and timing of customer orders;
  unanticipated delays or problems in our introduction of new products and product enhancements;
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

A number of our officers and senior managers have been employed for seven to ten years by us, including our President, Chief Financial Officer, Chief Technical Officer, Vice President of Marketing, and Senior Vice President for Business Development/General Manager Embedded Systems Group. Our future success will depend upon the continued service of key officers and senior managers. Competition for officers and senior managers is intense, and there can be no assurance that we will be able to retain our existing senior personnel. The loss of key senior personnel could adversely affect our ability to compete.

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

Our accounts receivable are derived primarily from distributors and original equipment manufacturers. We perform ongoing credit evaluations of our customers' financial conditions but generally require no collateral from our customers. Reserves are maintained for potential credit losses, and such losses have historically been within such reserves. However, many of our customers may be thinly capitalized and may be prone to failure in adverse market conditions. Although our collection history has been good, from time to time a customer may not pay us because of financial difficulty, bankruptcy or liquidation.

We may be unable to manufacture our products because we are dependent on a limited number of qualified suppliers for our components.

Several of our component parts, including our serial interface chip, our Ethernet chip, and our bar code scanning modules, are produced by one or a limited number of suppliers. Shortages could occur in these essential components due to an interruption of supply or increased demand in the industry. If we are unable to procure certain component parts, we could be required to reduce our operations while we seek alternative sources for these components, which could have a material adverse effect on our financial results. To the extent that we acquire extra inventory stocks to protect against possible shortages, we would be exposed to additional risks associated with holding inventory, such as obsolescence, excess quantities, or loss.

Our operating results could be harmed by economic, political, regulatory and other risks associated with export sales.

Export sales (sales to customers outside the United States) accounted for approximately 39 percent of our revenue in 2003 and approximately 42 percent of our revenue in 2002. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

Our corporate headquarters are located near an earthquake fault. The potential impact of a major earthquake on our facilities, infrastructure, and overall business is unknown. Additionally, we may experience electrical power blackouts or natural disasters that could interrupt our business. We do not have a detailed disaster recovery plan. We do not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages incurred by us as a result of these events could have a material adverse effect on our business.

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

As of February 27, 2004, we had 29,959,961 shares of Common Stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 or S-8 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of February 27, 2004, we had 89,443 shares of Series F Preferred Stock outstanding that are convertible into 894,430 shares of Common Stock at $0.722 per share.

As of February 27, 2004, we had 6,579,706 shares subject to outstanding options under our stock option plans, and 1,003,092 shares were available for future issuance under the plans. We have registered the shares of Common Stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of February 27, 2004, we had warrants outstanding to purchase a total of 1,806,896 shares of our Common Stock at exercise prices ranging from $0.722 to $2.73. All such warrants may be exercised at any time, and the shares issuable upon exercise may be resold, either without restrictions or subject, in some cases, only to S-3 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2003 through February 27, 2004, our Common Stock price fluctuated between a high of $4.80 and a low of $0.65. The trading price of our Common Stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended December 31, 2003, a decline of 1% in interest rates would reduce our quarterly interest income by approximately $12,000.

Our bank credit line facilities of up to $4.0 million have variable interest rates based upon the lender's index rate plus 0.75% for the domestic line (up to $2.5 million) and the index rate plus 0.5% for the international line (up to $1.5 million). Accordingly, interest rate increases would increase our interest expense on outstanding credit line balances. We utilized our credit line facility only at the end of each quarter in 2003 and did not subject ourselves to interest rate exposure. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $10,000 for each $1 million of borrowings, if outstanding for the entire year, against our bank credit facility or a maximum of $40,000 if we utilized our entire credit line.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we allow certain of our European distributors to purchase our products in Euros, we pay the expenses of our European subsidiary in Euros, we pay the expenses of our Japan subsidiary in Japanese Yen, and we expect to enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. To date these balances have been small, and we have not been subject to significant losses from material foreign currency fluctuations. At December 31, 2003, we have payment obligations of approximately 400,000 Euros as a result of our purchase of Nokia's CompactFlash Bluetooth Card business and related product line technology in March 2002. We have purchased forward exchange contracts for Euros in order to mitigate our foreign currency exposure. Based on a sensitivity analysis of our net assets and subsidiary expenses at the beginning, during and at the end of the quarter ended December 31, 2003, an adverse change of 10% in exchange rates would result in an increase in our net loss for the quarter of approximately $91,000. For 2003 the total adjustment for the effects changes in foreign currency on cash balances, collections, payables, and derivatives, was a net gain of $92,000. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks.

Item 8. Financial Statements and Supplementary Data

The supplementary information required by this item is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
Socket Communications, Inc.

We have audited the accompanying consolidated balance sheets of Socket Communications, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Socket Communications, Inc. at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

San Jose, California
February 11, 2004

SOCKET COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS
	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$ 6,421,425	$ 3,146,483
Accounts receivable, net of allowance for doubtful accounts of $113,244 at December 31, 2003 and $100,761 at December 31, 2002	3,648,173	2,308,101
Inventories	1,736,966	2,128,339
Prepaid expenses & other current assets	210,172	604,236
Total current assets	12,016,736	8,187,159

Property and equipment:
Machinery and office equipment	1,699,660	1,711,740
Computer equipment	692,656	622,422
Gross property and equipment	2,392,316	2,334,162
Accumulated depreciation & amortization	(1,807,032)	(1,545,157)
Property and equipment, net	585,284	789,005
Intangible technology, net	711,394	1,121,685
Goodwill	9,797,946	9,797,946
Other assets	154,267	171,352
Total assets	$ 23,265,627	$ 20,067,147

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	3,017,191	3,205,674
Accrued expenses	39,816	61,341
Accrued payroll and related expenses	694,440	494,453
Bank line of credit	1,567,390	1,906,000
Deferred income on shipments to distributors	851,668	530,780
Current portion of capital leases and equipment financing notes	20,882	31,728
Notes payable	504,714	1,692,636
Total current liabilities	6,696,101	7,922,612

Long term portion of deferred rent and capital leases	71,191	12,710
Commitments and contingencies
Series E Redeemable Convertible Preferred Stock, $0.001 par value: Authorized Shares - 100,000, Issued and outstanding shares - none at December 31, 2003, and 100,000 at December 31, 2002	--	731,187
Stockholders' equity:
Series F Convertible Preferred Stock, $0.001 par value: Authorized Shares - 276,269, Issued and outstanding shares - 92,906 at December 31, 2003, and none at December 31, 2002	93	--
Common stock, $0.001 par value: Authorized shares - 100,000,000 Issued and outstanding shares - 29,827,029 at December 31, 2003 and 24,113,998 at December 31, 2002	29,827	24,114
Additional paid-in capital	50,430,460	43,386,956
Accumulated deficit	(33,962,045)	(32,010,432)
Total stockholders' equity	16,498,335	11,400,638
Total liabilities, redeemable preferred stock and stockholders' equity	$ 23,265,627	$ 20,067,147

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
Revenues	$ 21,610,702	$ 16,312,668	$ 12,330,200
Cost of revenue	10,907,333	8,177,371	5,825,454
Gross profit	10,703,369	8,135,297	6,504,746
Operating expenses:
Research and development	3,448,537	3,516,047	3,746,388
Sales and marketing	5,189,487	4,888,939	5,136,323
General and administrative	2,866,321	2,117,964	2,116,962
Amortization of intangible technology	410,291	486,605	165,468
Amortization of goodwill	--	--	1,518,252
Amortization of deferred compensation related to compensatory stock option grants	--	--	33,604
Total operating expenses	11,914,636	11,009,555	12,716,997
Operating loss	(1,211,267)	(2,874,258)	(6,212,251)
Interest income and other	34,662	25,687	169,914
Interest expense and other	(73,338)	(123,259)	(20,902)
Net loss	(1,249,943)	(2,971,830)	(6,063,239)
Preferred stock dividends	(136,363)	(28,931)	--
Preferred stock accretion	(565,307)	(82,714)	--
Net loss applicable to common stockholders	$ (1,951,613)	$ (3,083,475)	$ (6,063,239)
Basic and diluted net loss per share applicable to common stockholders	$ (0.07)	$ (0.13)	$ (0.26)
Weighted average shares outstanding, basic and diluted	26,300,945	23,976,000	23,436,239

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
	Series E Redeemable Convertible Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2000	--	--	--	--	22,746,136	22,746	42,108,460	(22,863,718)	19,267,488
Exercise of warrants	--	--	--	--	87,146	88	49,912	--	50,000
Exercise of stock options	--	--	--	--	771,219	771	508,527	--	509,298
Charge for Compensatory stock options	--	--	--	--	--	--	33,604	--	33,604
Net loss and comprehensive net loss	--	--	--	--	--	--	--	(6,063,239)	(6,063,239)
Balance at December 31, 2001	--	--	--	--	23,604,501	23,605	42,700,503	(28,926,957)	13,797,151
Exercise of warrants	--	--	--	--	74,000	74	63,526	--	63,600
Exercise of stock options	--	--	--	--	53,737	53	31,633	--	31,686
Issuance of common stock	--	--	--	--	381,760	382	223,676	--	224,058
Issuance of common stock warrants	--	--	--	--	--	--	367,618	--	367,618
Issuance of series E redeemable convertible preferred stock	100,000	648,473	--	--	--	--	--	--	--
Series E dividends/stock accretion to redemption value	--	82,714	--	--	--	--	--	(111,645)	(111,645)
Net loss and comprehensive net loss	--	--	--	--	--	--	--	(2,971,830)	(2,971,830)
Balance at December 31, 2002	100,000	731,187	--	--	24,113,998	24,114	43,386,956	(32,010,432)	11,400,638
Exercise of warrants	--	--	--	--	901,886	902	485,360	--	486,262
Exercise of stock options	--	--	--	--	248,505	248	244,277	--	244,525
Issuance of common stock	--	--	--	--	1,783,205	1,783	2.189,745	--	2,191,528
Issuance of common stock warrants	--	--	--	--	--	--	1,482,974	--	1,482,974
Issuance of Series F convertible preferred stock including stock accretion	--	--	276,269	276	--	--	1,140,995	(296,494)	844,777
Issuance of common stock in conjuction with Series F financing	--	--	--	--	--	--	662,827	--	662,827
Series E stock accretion to redemption value	--	268,813	--	--	--	--	--	(268,813)	(268,813)
Conversion of Series E redeemable convertible preferred stock to common stock	(80,000)	(80,000)	--	--	919,540	920	799,080	--	800,000
Redemption of Series E redeemable convertible preferred stock for cash	(20,000)	(200,000)	--	--	--	--	--	--	--
Conversion of Series F convertible preferred stock to common stock	--	--	(183,363)	(183)	1,833,630	1,834	(1,651)	--	--
Dividends paid/payable in cash on Series E redeemable convertible preferred stock and Series F convertible preferred stock	--	--	--	--	--	--	--	(96,440)	(96,440)
Dividends paid in common stock on Series F convertible preferred stock	--	--	--	--	26,265	26	39,897	(39,923)	--
Net loss and comprehensive net loss	--	--	--	--	--	--	--	(1,249,943)	(1,249,943)
Balance at December 31, 2003	--	$ --	92,906	$ 93	29,827,827	$ 29,827	$ 50,420,460	$ (33,962,045)	$ 16,498,335

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2003	2002	2001
Operating activities
Net loss	$ (1,249,943)	$ (2,971,830)	$ (6,063,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	544,842	420,393	358,224
Amortization	23,581	23,458	23,458
Charges for stock option grants	--	--	33,604
Gain on forward exchange contract	(93,950)	(271,710)	--
Currency exchange loss on note payable	82,060	280,080	--
Net gain on foreign currency translations	(80,093)	(42,568)	--
Amortization of goodwill and intangibles	410,291	486,605	1,683,720
Change in deferred rent	44,026	--	--

Changes in operating assets and liabilities:
Accounts receivable	(1,283,203)	(74,241)	495,842
Inventories	391,373	(333,410)	185,092
Prepaid expenses and other current assets	177,214	(69,923)	(70,630)
Other assets	17,085	40,144	57,724
Accounts payable	(211,676)	590,897	(256,768)
Accrued expenses	(21,525)	19,751	(114,748)
Accrued payroll and related expenses	199,987	77,654	(100,253)
Deferred income on shipments to distributors	320,888	(64,759)	(451,265)
Net cash used in operating activities	(729,043)	(1,889,459)	(4,219,239)
Investing activities
Purchase of equipment	(329,278)	(454,403)	(244,486)
Acquisition of Nokia CompactFlash Bluetooth business	--	(875,170)	--
Net cash used in investing activities	(329,278)	(1,329,573)	(244,486)
Financing activities
Payments on capital leases and equipment financing notes	(31,815)	(26,408)	(19,432)
Payments on notes payable	(1,269,982)	(350,160)	--
Gross proceeds from borrowings under bank line of credit agreement	6,229,881	5,751,770	4,465,261
Gross repayments of borrowings under bank line of credit agreement	(6,568,491)	(5,162,770)	(3,148,261)
Gross proceeds from sale of foreign currency forward exchange contract	310,800	--	--
Stock options exercised	244,525	31,686	509,298
Net proceeds from sale of common stock and warrants to purchase common stock	3,674,502	419,326	--
Net proceeds from sale of preferred stock and warrants to purchase common stock	1,507,603	809,873	--
Redemption payments of Series E redeemable convertible preferred stock	(200,000)	--	--
Dividends paid on Series E redeemable convertible preferred stock and Series F convertible preferred stock	(79,940)	--	--
Warrants exercised	486,262	63,600	50,000
Net cash provided by financing activities	4,303,345	1,536,917	1,856,866
Effect of exchange rate changes on cash and cash equivalents	29,918	13,353	--
Net increase (decrease) in cash and cash equivalents	3,274,942	(1,668,762)	(2,606,859)
Cash and cash equivalents at beginning of year	3,146,483	4,815,245	7,422,104
Cash and cash equivalents at end of year	$ 6,421,425	$ 3,146,483	$ 4,815,245
Supplemental cash flow information
Cash paid for interest	$ 73,338	$ 78,561	$ 20,902
Warrants issued in conjuction with preferred stock financing	$ 366,333	$ --	$ --
Warrants issued in conjuction with common stock financing	$ 446,330	$ 37,793	$ --
Acquisition of Nokia CompactFlash Bluetooth business with note payable	$ --	$ 1,754,830	$ --
Dividends on Series F preferred stock paid in common stock	$ 39,923	$ --	$ --
Conversion of Series E preferred stock to common stock	$ 800,000	$ --	$ --
Conversion of Series F preferred stock to common stock	$ 1,833,630	$ --	$ --
Property and equipment acquired in exchange for capital lease obligation	$ 37,333	$ --	$ --
Accrued dividends on preferred stock	$ 16,499	$ 28,931	$ --

See accompanying notes.

NOTE 1 - Summary of Significant Accounting Policies

Organization and Business

Socket Communications, Inc. ("Socket" or the "Company") designs, manufactures and sells products that connect handheld and notebook computers to the Internet, computer networks, and peripherals through both wireless and cable connections. The Company also designs, manufactures and sells products designed to collect data on handheld and notebook computers. The Company's products are designed for use with a broad range of handheld and notebook computers, and employ innovative designs that reduce battery power consumption and make them easy to install and use. The Company's products have been designed specifically for handheld computers and other battery-powered devices with standard expansion slots for plug-in cards. The expansion slots the Company supports include CompactFlash, PC Card, and Secure Digital (SDIO). The Company has also developed standalone network connection and data collection products that connect wirelessly to a handheld or notebook computer. The Company's products easily integrate hardware, software and services into complete mobile connectivity solutions. The Company also recognizes revenues from funded engineering services and from the sale of interface chips to original equipment manufacturers. The Company is incorporated in the state of Delaware.

Principles of Consolidation

The consolidated financial statements include all of the accounts of the Company and those of its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated. The expenses associated with the operations of our foreign offices were $1,132,563, $1,018,729, and $647,039, in 2003, 2002, and 2001, respectively.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. As of December 31, 2003 and 2002, all of the Company's cash and cash equivalents consisted of amounts held in demand and money market deposits in banks.

Fair Value of Financial Instruments

The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

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

Accounts Receivable

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers. Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible. The following describes activity in the allowance for doubtful accounts for the years ended December 31, 2003, 2002, and 2001:

Year	Balance at Beginning of Year	Charged to Costs and Expenses	Amounts Written Off	Balance at End of Year
2003	$100,761	$ 28,731	$ 16,248	$113,244
2002	$ 83,606	$ 21,002	$3,847	$100,761
2001	$ 46,365	$ 57,113	$ 19,872	$ 83,606

Inventories

Inventories consist principally of raw materials and sub-assemblies stated at the lower of standard cost, which approximates actual costs (first-in, first-out method), or market. Market is defined as replacement cost, but not in excess of estimated net realizable value or less than estimated net realizable value less a normal margin. At the end of each reporting period, the Company compares its inventory on hand to its forecasted requirements for the next nine month period and the Company writes-off the cost of any inventory that is surplus, less any amounts that the Company believes it can recover from the disposal of goods that it specifically believes will be saleable past a nine month horizon. The Company's sales forecasts are based upon historical trends, communications from customers, and marketing data regarding market trends and dynamics. Changes in the amounts recorded for surplus or obsolete inventory are included in cost of revenue.

	December 31,
	2003	2002
Raw materials and sub-assemblies	$ 1,470,538	$ 1,526,220
Finished goods	266,428	602,119
Total inventory	$ 1,736,966	$ 2,128,339

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

A reconciliation of previously reported net loss per share to the amounts adjusted for the exclusion of goodwill and workforce-in-place amortization is as follows:

	Years Ended December 31,
	2003	2002	2001
Reported net loss applicable to common stockholders	$ (1,951,613)	$ (3,083,475)	$ (6,063,239)
Goodwill and workforce amortization	--	--	1,518,252
Adjusted net loss	$ (1,951,613)	$ (3,083,475)	$ (4,544,987)

Reported basic and diluted net loss per share applicable to common stockholders	$ (0.07)	$ (0.13)	$ (0.26)
Goodwill and workforce amortization	--	--	0.07
Adjusted basic and diluted net loss per share	$ (0.07)	$ (0.13)	$ (0.19)

Intangible assets as of December 31, 2003 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Project management tools	$ 570,750	$ (218,228)	$ 352,522
Development software	111,375	(111,375)	--
Schematic library	153,000	(153,000)	--
Bluetooth CompactFlash technology	900,00	(541,128)	358,872
Licensing agreement	80,000	(80,000)	--
Intangible technology	1,815,125	(1,103,731)	711,394
Goodwill	11,695,760	(1,897,814)	9,797,946
Total intangible assets	$13,510,885	$(3,001,545)	$10,509,340

Intangible assets as of December 31, 2002 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Project management tools	$ 570,750	$ (151,080)	$ 419,670
Development software	111,375	(83,531)	27,844
Schematic library	153,000	(137,700)	15,300
Bluetooth CompactFlash technology	900,000	(241,129)	658,871
Licensing agreement	80,000	(80,000)	--
Intangible technology	$ 1,815,125	$ (693,440)	$ 1,121,685
Goodwill	11,695,760	(1,897,814)	9,797,946
Total intangible assets	$ 13,510,885	$ (2,591,254)	$ 10,919,631

Based on identified intangible assets recorded at December 31, 2003 and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2004	$ 367,147
2005	$ 126,018
2006	$ 67,147
2007	$ 67,147
2008 and beyond	$ 83,935
$ 711,394

Intangible Assets Review

Acquisition-related intangibles include developed technology and licensing agreement, and are amortized on a straight-line basis over periods ranging from one to nine years. All identified intangible assets are classified within intangible technology, net, on the accompanying balance sheet. Identified intangible assets are regularly reviewed to determine whether facts and circumstances exist which indicate that the useful life is shorter than originally estimated or the carrying amount of assets may not be recoverable. The Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

We periodically evaluate goodwill for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. In addition, we also review the market capitalization of the Company in conjunction with our analysis of goodwill impairment. As of December 31, 2003, in our judgment, there is no impairment of goodwill.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company invests its cash in demand and money market deposit accounts in banks. The Company limits the credit exposure to any one financial institution or instrument and is exposed to credit risk in the event of default by these institutions, to the extent of the amounts recorded on the balance sheet. To date, the Company has not experienced losses on these investments. The Company's trade accounts receivables are primarily with distributors and original equipment manufacturers. The Company performs ongoing credit evaluations of its customers' financial conditions but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management's expectations.

Concentration of Suppliers

Several of the Company's component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials, it would be required to reduce its operations, which could have a material adverse effect upon its results.

Revenue Recognition

Generally, revenue on sales to customers other than distributors is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed and determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Estimated product returns are provided for in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists." Revenues to distributors where the right of return exists are recognized upon "sell-through" when shipped from the distributor to the distributor's customer.

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

Advertising Costs

Advertising costs are charged to sales and marketing as incurred. The Company incurred $504,214, $383,998, and $534,213, in advertising costs during 2003, 2002, and 2001, respectively.

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

Shipping and handling costs

Shipping and handling costs are included in the cost of sales in the statement of operations.

Net Loss Per Share

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic net loss per share:

	Years Ended December 31,
	2003	2002	2001
Numerator:
Net Loss	$ (1,249,943)	$ (2,971,830)	$ (6,063,239)
Preferred stock dividends and accretion	(701,670)	(111,645)	--
Net loss applicable to common stockholders	$ (1,951,613)	$ (3,083,475)	$ (6,063,239)

Denominator:
Weighted average common shares outstanding used in computing basic and diluted net loss per share	26,300,945	23,976,000	23,436,239
Basic and diluted net loss per share applicable to common stockholders	$ (0.07)	$ (0.13)	$ (0.26)

The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses since inception and thus no potential common shares from stock options, warrants, or convertible preferred stock have been included in the net loss per share calculation. Options and warrants to purchase 7,785,220, 5,854,531, and 5,500,270 shares of Common Stock in 2003, 2002, and 2001, respectively, have been omitted from the loss per share calculation as their effect is anti-dilutive.

Stock-Based Compensation

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and has adopted the disclosure-only alternative described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123).

The Company has elected to follow APB No. 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. The Company's stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

	2003	2002	2001
Risk-free interest rate (%)	2.85%	4.38%	4.82%
Dividend yield	--	--	--
Volatility factor	1.4	1.4	1.3
Expected remaining option life (years)	4.5	6.5	6.5

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

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement 123, the Company's net loss per share would have increased to the pro forma amounts indicated below:

	2003	2002	2001
Net loss applicable to common shareholders, as reported	$(1,951,613)	$(3,083,475)	$(6,063,239)
Stock-based employee compensation expense determined under fair value based method	$(2,409,731)	$(2,137,054)	$(1,521,285)
Pro forma net loss applicable to common shareholders	$(4,361,344)	$(5,220,529)	$(7,584,524)

Basic and diluted net loss per share, as reported	$ (0.07)	$ (0.13)	$ (0.26)
Pro forma basic and diluted net loss per share	$ (0.17)	$ (0.22)	$ (0.32)

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

Information regarding geographic areas for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Years Ended December 31,
Revenues: (in thousands)	2003	2002	2001
United States	$ 13,249	$ 9,481	$ 7,688
Europe	4,784	3,838	2,579
Asia and rest of world	3,578	2,994	2,063
	$ 21,611	$ 16,313	$ 12,330

Export revenues are attributable to countries based on the location of the customers.

Information regarding product families for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Years Ended December 31,
Revenues: (in thousands)	2003	2002	2001
Network connection products	$ 8,734	$ 6,018	$ 3,356
Bar code scanning products	6,679	3,885	3,037
Serial products	3,629	3,785	4,420
Embedded products and services	2,569	2,625	1,517
	$ 21,611	$ 16,313	$ 12,330

Major Customers

Customers who accounted for at least 10% of total revenues were as follows:

	Years Ended December 31,
	2003	2002	2001
Tech Data Corp.	29%	*	*
Ingram Micro, Inc.	14%	22%	23%
* indicates less than 10%

NOTE 2 - Note Payable to Nokia

On March 16, 2002, the Company acquired from Nokia Corporation its CompactFlash ("CF") Bluetooth® Card business including a product line and a sole, non-exclusive, nontransferable, worldwide license to make, use and sell the related product line technology. The purchase price was three million Euros, of which two million Euros was in the form of a note payable to Nokia. In August 2002 and September 2003, payment of the balance was revised to monthly installments of 100,000 Euros due each month beginning September 11, 2002 with a final installment due on April 11, 2004. Outstanding balances under the note accrue interest at an annual rate of 6% and the accumulated interest is payable at the time of each installment payment. Interest charges were $66,495 in 2003 and $102,798 in 2002.

The Company is using foreign currency forward exchange contracts for Euros in order to mitigate the impact of currency fluctuations between the Euro and the U.S. dollar on the future payments to Nokia. Due to the change in the payment schedule with Nokia these derivatives do not qualify for SFAS 133 hedge accounting treatment. Accordingly, the changes in fair value of these derivatives are recorded to earnings. In 2003 the net of the currency exchange loss on the note payable of $82,060 and the gain on the forward exchange contracts of $93,950 was included in interest and other income. In 2002 the net of the currency exchange loss on the note payable of $280,080 and the gain on the forward exchange contracts of $271,710 was included in interest expense and other. At December 31, 2003 and 2002, the Company had forward purchase contracts to buy Euros with a nominal U.S. dollar value equivalent to $503,040 and $1,669,710, respectively. The fair value of these forward purchase contracts at December 31, 2003 and 2002, was $54,860 and $271,710, respectively, and such value is included in other current assets in the accompanying balance sheet.

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

NOTE 4 - Series E Redeemable Convertible Preferred Stock

On October 3, 2002, the Company sold 100,000 shares of Series E redeemable convertible preferred stock in a private placement financing at a price of $10.00 per share, for total proceeds of $1.0 million. The sale included issuance to the investor of a five-year warrant to acquire 250,000 shares of the Company's common stock at a price of $0.957 per share. The preferred stock was to be either converted into common stock or redeemed for cash in fifteen equal monthly installments commencing January 31, 2003. Conversion could be accelerated at the option of the holder. Each share of preferred stock was convertible into approximately 11.5 shares of common stock (a conversion price of $0.87 per common share) if the market price of the Company's common stock at the time of conversion was 125% (approximately $1.09 per share) or more of the conversion price. The preferred stock carried a cumulative dividend preference of 12% per year payable monthly commencing December 31, 2002.

Dividends were $47,090 and $28,931 for 2003 and 2002, respectively, which were paid in cash. Accretion to the redemption value of the Series E preferred stock was $268,813 and $82,714 for 2003 and 2002, respectively. The Company elected to make monthly redemption payments on the Series E preferred stock totaling $200,000 during the first quarter of 2003. During the second quarter of 2003, the Series E holder elected to convert 53,366 shares of preferred stock resulting in the issuance of 613,400 shares of common stock during the quarter. During the third quarter of 2003, the Series E holder elected to convert the remaining 26,634 shares of preferred stock resulting in the issuance of 306,140 shares of common stock during the quarter.

NOTE 5 - Series F Convertible Preferred Stock

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

The Series F Preferred Stock automatically converts into common stock three years after sale and automatically converts earlier in the event of a merger or consolidation of the Company, subject to certain conditions. The holders of Series F Preferred Stock have voting rights equal to the number of shares of common stock issuable upon conversion. In the event of liquidation, holders of Series F Preferred Stock are entitled to liquidation preferences over common stockholders equal to their initial investment plus all accrued but unpaid dividends. Dividends accrue at the rate of 8% per annum and are payable quarterly in cash or in common stock, at the option of the Company. Dividends for 2003 were $89,273 and were paid in cash and common stock resulting in the issuance of 26,265 shares. During the third and fourth quarters of 2003, holders of 183,363 shares of Series F Preferred Stock elected to convert their shares into 1,833,630 shares of common stock.

NOTE 6 - Bank Financing Arrangements

In March 2003, the Company renewed and extended its Credit Agreement with its bank, which will now expire on April 15, 2004, provided that no material adverse change occurs in the Company's financial condition or ability to perform under the Credit Agreement as determined by the lender. The credit facility under the Credit Agreement allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables ($2,500,000 and $1,500,000, respectively), at the lender's index rate based on prime plus 0.75% and 0.5%, respectively, on domestic and international receivables. The index rates in effect on the domestic and international lines at December 31, 2003 were 5.00% and 4.75%, respectively. At December 31, 2003, outstanding amounts borrowed under the lines were $1,060,573 and $506,817, respectively, which were the approximate amounts available on the lines. These amounts outstanding at December 31, 2003 were repaid in January 2004. At December 31, 2002 outstanding borrowings under the domestic and international lines were $739,000 and $1,167,000, respectively, which were the approximate total amounts available on the lines. Under the Credit Agreement, the Company must maintain cash and available credit under the line in excess of two times the Company's net loss, adjusted for non-cash charges including depreciation and amortization, for the preceding four quarters. The Company was in compliance with this requirement at December 31, 2003.

On March 5, 2004, the Company entered into a new credit agreement with a bank. The new credit agreement replaces the existing credit agreement (see Note 16 for additional information).

NOTE 7 - Capital Lease Obligations and Equipment Financings

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At December 31, 2003, property and equipment with a cost of $114,152 were subject to such financing arrangements. Related accumulated amortization at December 31, 2003 amounted to $23,581. Future minimum payments under capital lease and equipment financing arrangements as of December 31, 2003, are as follows:

2004	$ 23,045
2005	10,266
2006	10,266
2007	8,555
Total minimum payments	52,132
Less amount representing interest	(4,085)
Present value of net minimum payments	48,047
Less current portion	(20,882)
Long-term portion	$ 27,165

NOTE 8 - Commitments

The Company's headquarters are operated under a five-year noncancelable operating lease which expires in December 2006. The Company also acquired noncancelable leases which expired in 2003. Future minimum lease payments under all operating leases are:

2004	$ 442,210
2005	487,492
2006	506,991
Total	$ 1,436,693

Rental expense under all operating leases was $625,624, $674,599, and $284,277 for each of the years ended December 31, 2003, 2002, and 2001, respectively. The Company subleased a portion of its office space. Sublease income was $31,548 for the year ended December 31, 2003. The sublease and associated leased office space expired in June 2003.

The Company has non-cancelable purchase commitments with its vendors for inventory used in the ordinary course of business in the aggregate amount of $4.3 million in 2004.

NOTE 9 - Stock Option/Stock Issuance Plan

The Company has three Stock Option Plans: the 1993 Stock Option/Stock Issuance Plan (the "1993 Plan"), the 1995 Stock Plan (the "1995 Plan"), and the 1999 Stock Plan (the "1999 Plan").

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

Information with respect to the 1993 Plan is summarized as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Price Per share
Balance at December 31, 2000	114,902	3,146	$0.64
Balance at December 31, 2001	114,902	3,146	$0.64
Balance at December 31, 2002	114,902	3,146	$0.64
Exercised	--	(2,174)	$0.64
Balance at December 31, 2003	114,902	972	$0.64

As of December 31, 2003, 2002, and 2001, options to purchase 972, 3,146 and 3,146 shares, respectively, were exercisable at a weighted average exercise price $0.64 for all years presented. The exercise prices of the options at December 31, 2003 ranged from $0.59 to $0.67. The weighted average remaining contractual life for options outstanding under the 1993 Plan at December 31, 2003 is approximately 0.75 years.

The 1995 Plan

The 1995 Plan provides for the grant of incentive stock options and nonstatutory stock options to employees, directors, and consultants of the Company. The exercise price per share of all incentive stock options granted must be at least equal to the fair market value per share of common stock on the date of grant. The exercise price per share of all nonstatutory stock options shall be not less than 85% of the fair market value of the common stock on the date of grant. The vesting and exercise provisions are determined by the Board of Directors, with a maximum term of ten years.

Information with respect to the 1995 Plan is summarized as follows:

		Outstanding Options
	Options Available For Grant	Number of Shares	Weighted Average Price Per share
Balance at December 31, 2000	479,665	2,925,461	$3.39
Increase in shares authorized	900,000	--
Granted	(1,495,700)	1,495,700	$1.88
Canceled	483,030	(483,030)	$9.41
Exercised	--	(757,019)	$0.66
Balance at December 31, 2001	366,995	3,181,112	$2.41
Increase in shares authorized	944,180	--
Granted	(1,242,500)	1,242,500	$1.02
Canceled	603,667	(603,667)	$2.98
Exercised	--	(46,862)	$0.59
Balance at December 31, 2002	672,342	3,773,083	$1.89
Increase in shares authorized	964,559	--
Granted	(1,119,200)	1,119,200	$0.86
Canceled	72,187	(72,187)	$3.24
Exercised	--	(134,831)	$1.29
Balance at December 31, 2003	589,888	4,685,265	$1.64

The weighted average fair value of options granted during 2003, 2002, and 2001 was $0.73, $0.95, and $1.45 per share, respectively. As of December 31, 2003, 2002 and 2001, options to purchase 2,291,396, 1,457,486, and 906,688 shares were exercisable at a weighted average exercise price of $2.05, $2.26, and $2.57, respectively.

The outstanding and exercisable options at December 31, 2003 presented by price range are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.44 - 0.69	295,283	5.00	$ 0.59	295,283	$ 0.59
0.70 - 0.75	1,018,972	9.25	0.73	118,971	0.73
0.76	546,207	8.92	0.76	149,710	0.76
0.97 - 1.29	1,401,091	8.08	1.14	696,650	1.12
1.50	17,708	5.92	1.50	17,708	1.50
2.25 - 2.98	148,700	8.75	2.40	40,300	2.28
3.38	1,245,304	7.00	3.38	960,982	3.38
7.75	2,000	6.00	7.75	2,000	7.75
14.94	10,000	6.17	14.94	9,792	14.94
$ 0.44 - 14.94	4,685,265	7.92	$ 1.64	2,291,396	$ 2.05

The 1999 Plan

The 1999 Plan provides for the grant of nonstatutory stock options to employees, directors, and consultants of the Company. The exercise price per share of all nonstatutory stock options shall be not less than 85% of the fair market value of the common stock on the date of grant. The vesting and exercise provisions are determined by the Board of Directors, with a maximum term of ten years.

Information with respect to the 1999 Plan is summarized as follows:

		Outstanding Options
	Options Available For Grant	Number of Shares	Weighted Average Price Per share
Balance at December 31, 2000	226,776	1,185,204	$2.54
Granted	(250,000)	250,000	$3.16
Canceled	28,021	(28,021)	$2.44
Exercised	--	(14,200)	$0.56
Balance at December 31, 2001	4,797	1,392,983	$2.67
Canceled	33,125	(33,125)	$2.94
Exercised	--	(6,875)	$0.56
Balance at December 31, 2002	37,922	1,352,983	$2.68
Exercised	--	(111,500)	$0.56
Balance at December 31, 2003	37,922	1,241,483	$2.87

No shares were granted in 2003. The weighted average fair value of options granted during 2001 was $2.92 per share. As of December 31, 2003, 2002, and 2001, 1,010,712, 853,547 and 534,153 options were exercisable at a weighted average exercise price of $2.75, $2.46, and $2.40, respectively. The outstanding and exercisable options at December 31, 2003 presented by price range are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.56	207,009	5.50	$ 0.56	207,009	$ 0.56
2.28	45,000	7.58	2.28	45,000	2.28
3.38	989,474	7.08	3.38	758,703	3.38
$ 0.56 - 3.38	1,241,483	6.83	$ 2.87	1,010,712	$ 2.75

The Company did not grant new options to consultants in any of the three years ended December 31, 2003. In prior years the Company granted options to consultants in exchange for consulting services to be rendered and generally vested over a period of four years. The Company recorded charges to operations related to these compensatory stock option grants of $0, $0, and $33,604, for the years ended December 31, 2003, 2002, and 2001, respectively. The Company has no remaining options outstanding related to consultants.

NOTE 10 - Warrants

The Company issued warrants to purchase common stock in connection with certain financing agreements. The Company has the following warrants outstanding to purchase common stock at December 31, 2003:

Reason	Number of Shares	Price Per Share	Issue Date	Expiration Date
Common stock financing	56,344	$ 1.59	Mar 2002	Mar 2007
Bank line financing	15,000	$ 0.82	Oct 2002	Oct 2007
Series E redeemable convertible preferred stock financing	249,000	$ 0.957	Oct 2002	Oct 2007
Series F preferred stock financing	560,764	$ 0.722	Mar 2003	Mar 2006
Series F preferred stock financing	327,540	$ 0.722	Mar 2003	Mar 2008
Common stock financing	648,852	$ 2.73	Aug 2003	Aug 2008
Total warrants	1,857,500

NOTE 11 - Shares Reserved

Common stock reserved for future issuance was as follows at December 31, 2003:

Stock option grants outstanding (see Note 9)	5,927,720
Reserved for future stock option grants (see Note 9)	742,712
Common stock warrants (see Note 10)	1,857,500
Conversion of Series F convertible preferred stock (see Note 5)	929,060
Total common stock reserved for future issuance	9,456,992

NOTE 12 - Related Party

The Company purchases engineering design and consulting services from Impact Zone. Impact Zone's principal stockholder, Dale Gifford, is a sibling of Michael L. Gifford, Executive Vice President and Director of Socket. At December 31, 2003 and 2002, the Company had outstanding accounts payable due to Impact Zone of $5,000 and $71,875, respectively. The Company purchased engineering design and consulting services from Impact Zone amounting to $72,500, $268,853, and $234,838, respectively, during the years ended December 31, 2003, 2002, and 2001. The Company had no outstanding accounts receivable due from the Impact Zone at December 31, 2003, 2002, and 2001, and recognized revenues during the year ended December 31, 2001 of $18,118.

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

NOTE 14 - Income Taxes

Due to the Company's domestic and foreign losses position, there was no provision for income taxes for the years ended December 31, 2003, 2002, and 2001.

As of December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $19,000,000 and $5,000,000, respectively. The Company also has federal and state tax credit carryforwards of approximately $400,000 and $400,000, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2004 through 2023, if not utilized.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of deferred tax assets are as follows:

	December 31,
Deferred tax assets:	2003	2002
Net operating loss carryforwards	$ 7,072,000	$ 6,399,000
Credits	592,000	487,000
Capitalized research and development costs	1,639,000	2,474,000
Other acquired intangibles	138,000	125,000
Accruals not currently deductible	933,000	718,000
Total deferred tax assets	10,374,000	10,203,000
Valuation allowance for deferred tax assets	(10,173,000)	(9,958,000)
Net deferred tax assets	201,000	245,000
Deferred tax liability:
Acquired intangibles	(201,000)	(245,000)
Net deferred taxes	$ --	$ --

The tax benefits associated with employee stock options provide a deferred benefit of approximately $700,000 which has been offset by the valuation allowance. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital when realized.

NOTE 15 - Patents and Licenses

In the high tech industry, it is not unusual for companies to receive notices alleging infringement of patents or other intellectual property rights of others. The Company has been, and from time-to-time expects to be, notified of claims that it may be infringing patents or other intellectual property rights owned by third parties. If it appears necessary or desirable, the Company may seek licenses under patents that it is alleged to be infringing. Although patent holders commonly offer such licenses, licenses may not be offered and the terms of any offered licenses may not be acceptable to the Company. The failure to obtain a license under a key patent or intellectual property right from a third party for technology used by the Company could cause it to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention or to attempt to develop non-infringing products, any of which could materially and adversely affect the Company's business and operating results. Furthermore, there can be no assurance that the Company will not become involved in protracted litigation regarding its alleged infringement of third party intellectual property rights or litigation to assert and protect its patents or other intellectual property rights. Any litigation relating to patent infringement or other intellectual property matters could result in substantial cost and diversion of the Company's resources that could materially and adversely affect the Company's business and operating results.

On June 30, 2003, Khyber Technologies Corporation filed a complaint against us in the United States District Court, Northern District of Ohio, alleging that we had infringed a patent held by Khyber in manufacturing, using and selling our portable bar code scanners. We have filed our answer to the complaint and dispute the Khyber claims. Both parties have filed a motion for summary judgment.

NOTE 16 - Subsequent Events (Unaudited)

On March 5, 2004, the Company entered into a new credit agreement with a bank, which will expire on March 5, 2006. This new credit agreement replaces the credit agreement previously in affect (see Note 6 regarding the previous credit agreement). The credit facility under the new credit agreement allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables, $2,500,000 and $1,500,000, respectively, at the lender's index rate based on prime plus 0.5%. Under the new credit agreement, the Company must maintain quarterly minimum tangible net worth equal to $5,500,000, plus 75% of quarterly net profits beginning March 31, 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 16, 2004.

Item 11. Executive Compensation

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 16, 2004.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2003 about our common stock that may be issued under the Company's existing equity compensation plans. For additional information about the equity compensation plans see Note 9 to the Company's Consolidated Financial Statements.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	4,686,237	$ 1.64	704,790
Equity compensation plans not approved by security holders (2)	1,241,483	$2.87	37,922
Total	5,927,720	$1.90	742,712

______________________

(1) Includes the 1993 Stock Plan and the 1995 Stock Plan. Pursuant to an affirmative vote by security holders in June 2001, an annual increase is added on the first day of each fiscal year equal to the lesser of (a) 2,000,000 shares, (b) 4% of the outstanding shares on that date, or (c) a lesser amount as determined by the Board of Directors.
(2) Includes the 1999 Stock Plan.

No additional shares will be granted from equity compensation plans not approved by security holders.

Item 13. Certain Relationships and Related Transactions

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 16, 2004.

Item 14. Principal Accountant Fees and Services

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 16, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this report:

1. All financial statements.

2. Financial statement schedules.
All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes herein.

3. Exhibits.
See Index of Exhibits on page 62. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

(b) Reports on Form 8-K:

On October 22, 2003, we filed a report on Form 8-K, furnishing to the SEC the Company's press release, dated October 22, 2003, announcing third quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SOCKET COMMUNICATIONS, INC.
Registrant

Date: March 11, 2004	/s/ Kevin J. Mills Kevin J. Mills President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Kevin J. Mills	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2004
Kevin J. Mills

By	/s/ Charlie Bass	Chairman of the Board	March 11, 2004
Charlie Bass

By	/s/ David W. Dunlap	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2004
David W. Dunlap

By	/s/ Micheal L. Gifford	Executive Vice President and Director	March 11, 2004
Micheal L. Gifford

By	/s/ Enzo Torresi	Director	March 11, 2004
Enzo Torresi

By	/s/ Gianluca Rattazzi	Director	March 11, 2004
Gianluca Rattazzi

By	/s/ Peter Sealey	Director	March 11, 2004
Peter Sealey

By	/s/ Leon Malmed	Director	March 11, 2004
Leon Malmed

Index to Exhibits

Exhibit Number	Description

2.1 (1)	Agreement and Plan of Reorganization.

3.1	Amended and Restated Certificate of Incorporation.

3.2	Certificate of Designation of Series E Convertible Preferred Stock.

3.3	Certificate of Designation of Series F Convertible Preferred Stock.

3.4 (2)	Bylaws

3.5 (2)	Certificate of Amendment of Bylaws dated March 14, 2001.

10.1 (3)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.

10.2 (3)*	1993 Stock Option/Stock Issuance Plan and forms of agreement thereunder.

10.3 (3)*	1995 Stock Plan and forms of agreement thereunder.

10.4 (4)	Standard Lease Agreement by and between Central Court, LLC and the Company dated September 15, 1996.

10.6 (5)*	Form of Amendment No.1 to Stock Option Agreement between the Company and certain Option Holders under the 1995 Stock Option Plan.

10.9 (6)*	1999 Nonstatutory Stock Option Plan.

10.11(7)	Business Transfer Agreement For Nokia Proprietary Bluetooth Technology dated 11 March 2002 between Nokia Corporation and Socket Communications, Inc.

10.12 (7)	Second Amendment to Lease by and between Central Court, LLC and the Company dated December 14, 2001.

10.13 (8)*	Form of Executive Management Bonus Plan dated January 1, 2003 between the Company and certain eligible participants.

10.14 (8)*	Form of Employment Agreement dated March 19, 2003 between the Company and the officers of the Company.

21.1 (8)	Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certificate of Chief Executive Office and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Office and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________
* Executive compensation plan or arrangement.

(1) Incorporated by reference to exhibits filed with Company's Form 8-K filed on October 20, 2000.

(2) Incorporated by reference to exhibits filed with the Company's Form 10-K filed March 31, 2003

(3) Incorporated by reference to exhibits filed with Company's Registration Statement on Form SB 2 (File No. 33-91210-LA) filed on June 2, 1995 and declared effective on October 20, 2000.

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

(8) Incorporated by reference to exhibits filed with the Company's Form 10-K filed March 31, 2003

Exhibit 23.1

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Forms S-3 No. 333-109150, No. 333-104632, No. 333-100754, No. 333-87348, No. 333-51236, No. 333-96231, No. 333-82591, and No. 333-49001; and Forms S-8 No. 333-106502, 333-87368, No. 333-85721, No. 333-68347, No. 333-66060, No. 333-59838, No. 333-07669, and No. 33-97350) and Related Prospectuses of our report dated February 11, 2004, with respect to the consolidated financial statements of Socket Communications, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2003.

/s/ Ernst & Young LLP

San Jose, California
March 12, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: March 11, 2004	By: /s/ Kevin J. Mills Name: Kevin J. Mills Title: President and Chief Executive Officer (Principal Executive Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: March 11, 2004	By: /s/ David W. Dunlap Name: David W. Dunlap Title: Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Exhibit 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin J. Mills, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Socket Communications, Inc. on Form 10-K for the year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Socket Communications, Inc.

Date: March 11, 2004	By: /s/ Kevin J. Mills Name: Kevin J. Mills Title: President and Chief Executive Officer (Principal Executive Officer)

I, David W. Dunlap, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Socket Communications, Inc. on Form 10-K for the year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Socket Communications, Inc.

Date: March 11, 2004	By: /s/ David W. Dunlap Name: David W. Dunlap Title: Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer)