Form 10-Q
period 2004-03-31
SOCKET COMMUNICATIONS INC
filed 2004-05-10
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [ X ]

Number of shares of Common Stock ($0.001 par value) outstanding as of April 30, 2004 was 30,040,147 shares.

(Index)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2004 (Unaudited)	December 31, 2003*
ASSETS
Current assets:
Cash and cash equivalents	$ 7,694,523	$ 6,421,425
Accounts receivable, net	4,338,590	3,648,173
Inventories	1,724,566	1,736,966
Prepaid expenses and other current assets	218,192	210,172
Total current assets	13,975,871	12,016,736

Property and equipment:
Machinery and office equipment	1,750,841	1,699,660
Computer equipment	737,240	692,656
Total property and equipment	2,488,081	2,392,316
Accumulated depreciation	(1,915,330)	(1,807,032)
Net property and equipment	572,751	585,284
Intangible technology, net	619,607	711,394
Goodwill	9,797,946	9,797,946
Other assets	147,899	154,267
Total assets	$ 25,114,074	$ 23,265,627

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 3,212,878	$ 3,057,007
Accrued payroll and related expenses	701,794	694,440
Bank line of credit	3,455,903	1,567,390
Deferred income on shipments to distributors	894,872	851,668
Current portion of capital leases and equipment financing notes	13,834	20,882
Note payable	123,536	504,714
Total current liabilities	8,402,817	6,696,101

Long term liabilities:
Long term portion of deferred rent and capital leases	74,441	71,191

Commitments and contingencies

Stockholders' equity:
Series F Convertible Preferred Stock, $0.001 par value: Authorized Shares - 276,269, Issued and outstanding shares - 87,893 at March 31, 2004 and 92,906 at December 31, 2003	88	93
Common stock, $0.001 par value: Authorized shares - 100,000,000 Issued and outstanding shares - 30,013,477 at March 31, 2004 and 29,827,029 at December 31, 2003	30,013	29,827
Additional paid-in capital	50,528,448	50,430,460
Accumulated deficit	(33,921,733)	(33,962,045)
Total stockholders' equity	16,636,816	16,498,335
Total liabilities and stockholders' equity	$ 25,114,074	$ 23,265,627
_________________________
*Derived from audited consolidated financial statements.

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended March 31,
	2004	2003
Revenues	$ 6,743,228	$ 4,878,565
Cost of revenues	3,311,666	2,476,713
Gross profit	3,431,562	2,401,852

Operating expenses:
Research and development	924,152	920,941
Sales and marketing	1,519,037	1,283,586
General and administrative	846,924	673,794
Amortization of intangible technology	91,787	116,368
Total operating expenses	3,381,900	2,994,689
Operating income (loss)	49,662	(592,837)
Interest income and other	10,660	7,210
Interest expense	(6,932)	(26,880)
Net income (loss)	53,390	(612,507)
Preferred stock dividends	(13,078)	(32,000)
Preferred stock accretion	--	(383,898)
Net income (loss) applicable to common stockholders	$ 40,312	$ (1,028,405)

Net income (loss) per share applicable to common stockholders:
Basic	$ 0.00	$ (0.04)
Diluted	$ 0.00	$ (0.04)
Weighted average shares outstanding:
Basic	29,933,603	24,207,403
Diluted	34,478,732	24,207,403

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2004	2003
Operating activities
Net income (loss)	$ 53,390	$ (612,507)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	108,298	136,203
Net (gain) loss on foreign currency translations	18,427	(8,068)
Gain on forward exchange contract	(44,090)	(10,170)
Foreign currency exchange loss on note payable	43,560	4,500
Amortization of intangibles	91,787	116,368
Change in deferred rent	5,503	--

Changes in operating assets and liabilities:
Accounts receivable	(720,218)	(474,657)
Inventories	12,400	231,678
Prepaid expenses and other current assets	(51,580)	117,599
Other assets	6,368	7,007
Accounts payable and accrued expenses	142,173	132,301
Accrued payroll and related expenses	7,354	131,136
Deferred income on shipments to distributors	43,204	98,422
Net cash used in operating activities	(283,424)	(130,188)

Investing activities
Purchase of equipment	(95,765)	(76,222)
Net cash used in investing activities	(95,765)	(76,222)

Financing activities
Payments on capital leases and equipment financing notes	(9,301)	(7,392)
Payments on notes payable	(337,088)	(272,078)
Net proceeds from sale of foreign exchange contract	--	161,700
Gross proceeds from bank lines of credit	3,455,903	1,495,131
Gross payments on bank lines of credit	(1,567,390)	(1,906,000)
Proceeds from stock options exercised	43,797	--
Proceeds from warrants exercised	54,372	119,179
Net proceeds from sale of preferred stock and warrants to purchase common stock	--	1,544,838
Redemption payments on Series E redeemable convertible preferred stock	--	(200,000)
Dividends paid	--	(32,000)
Net cash provided by financing activities	1,640,293	903,378

Effect of exchange rate changes on cash and cash equivalents	11,994	6,878
Net increase in cash and cash equivalents	1,273,098	703,846

Cash and cash equivalents at beginning of period	6,421,425	3,146,483
Cash and cash equivalents at end of period	$ 7,694,523	$ 3,850,329

Supplemental cash flow information
Cash paid for interest	$ 6,932	$ 26,880
Warrants issued in conjunction with preferred stock financing	$ --	$ 296,494

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Socket Communications, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2 - Summary of Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

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

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and the Company has adopted the disclosure-only alternative described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, the Company generally does not record compensation expense because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Pro forma information regarding net loss and loss per share available to common shareholders is required by FAS 123, and such information has been determined as if the Company had accounted for its employee stock options under the fair value method.

(Index)

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net loss per share would have increased to the pro forma amounts indicated below:

Three Months Ended March 31,
	2004	2003
Net income (loss) applicable to common shareholders	$ 40,312	$ (1,028,405)
Stock-based employee compensation expense determined under fair value based method	(707,912)	(544,028)
Pro forma net loss applicable to common stockholders	$ (667,600)	$ (1,572,433)
Basic net income (loss) per share, as reported	$ 0.00	$ (0.04)
Diluted net income (loss) per share, as reported	$ 0.00	$ (0.04)
Pro forma basic and diluted net loss per share	$ (0.02)	$ (0.06)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. Weighted average assumptions for the comparable three month periods presented are as follows:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate (%)	2.93%	3.46%
Dividend yield	--	--
Volatility factor	1.4	1.3
Expected option life (years)	4.5	6.5

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

6

(Index)

NOTE 3 - Inventories

Inventories consist principally of raw materials and subassemblies, which are stated at the lower of cost (first-in, first-out) or market.

	March 31, 2004	December 31, 2003
Raw materials and subassemblies	$ 1,436,511	$ 1,470,538
Finished goods	288,055	266,428
Total inventory	$ 1,724,566	$ 1,736,966

NOTE 4 - Bank Financing Arrangements

On March 5, 2004, the Company entered into a new credit agreement with a bank, which will expire on March 5, 2006. This new credit agreement replaces the credit agreement previously in effect. The credit facility under the new credit agreement allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables, $2,500,000 and $1,500,000, respectively, at the lender's index rate based on prime plus 0.5%. The rates in effect at March 31, 2004 were 4.5% on both the domestic and international lines. At March 31, 2004, outstanding amounts borrowed under the lines were $2,358,144 and $1,097,759, respectively, which were the approximate amounts available on the lines. These amounts outstanding at March 31, 2004 were repaid in April 2004. Under the new credit agreement, the Company must maintain quarterly minimum tangible net worth equal to $5,500,000, plus 75% of quarterly net profits beginning March 31, 2004. At March 31, 2003, outstanding amounts borrowed under the Company's previous bank lines were $744,000 and $751,000, respectively, which were the approximate amounts available on those lines. The amounts outstanding at March 31, 2003 were repaid in April 2003.

NOTE 5 - Series F Convertible Preferred Stock Financing

On March 20, 2003, the Company sold 276,269 units at a price of $7.22 per unit (total of $2,000,000 gross cash proceeds) in a private placement. Each unit consisted of one share of the Company's Series F convertible preferred stock (the "Series F Preferred Stock") and a three-year warrant to purchase three shares of the Company's common stock. Two directors of the Company invested an aggregate of $115,000 in the financing. Each share of Series F Preferred Stock is convertible, in whole or in part, into 10 shares of common stock at the option of the holder at any time for a period of three years following the date of sale, with a mandatory conversion date three years from date of sale. The originally issued Series F Preferred Stock was convertible into a total of 2,762,690 shares of common stock at a conversion price of $0.722 per share, subject to certain adjustments. An additional 828,807 shares of common stock were issuable upon exercise of the originally issued warrants at an exercise price of $0.722 per share. In addition, the Company issued five-year warrants to the placement agent to acquire up to 718,300 shares of common stock at $0.722 per share. Using a Black-Scholes valuation model with the following assumptions: 0.0% dividend yield rate, risk free interest rates of 1.9% and 2.81%, respectively, for the investors and placement agent, $0.73 per share fair value of common stock, $0.722 exercise price, a life of three years and five years, respectively, for the investors and placement agent, and a volatility of 0.911, $296,494 of the proceeds were attributed to the warrants issued to investors, and the warrants issued to the placement agent were valued at $366,333, which was included in the cost of the financing. The Company recorded a one-time accretion charge of $296,494 in the first quarter of 2003 reflecting the discount from market resulting from the allocation of the proceeds to the investor warrants.

(Index)

The Series F Preferred Stock automatically converts into common stock three years after sale and automatically converts earlier in the event of a merger or consolidation of the Company, subject to certain conditions. The holders of Series F Preferred Stock have voting rights equal to the number of shares of common stock issuable upon conversion. In the event of liquidation, holders of Series F Preferred Stock are entitled to liquidation preferences over common stockholders equal to their initial investment plus all accrued but unpaid dividends. Dividends accrue at the rate of 8% per annum and are payable quarterly in cash or in common stock, at the option of the Company. Dividends for the three months ended March 31, 2004 and 2003 were $13,078, and $4,384, respectively, which were paid in cash subsequent to the quarter. During the first quarter of 2004, holders of 5,013 shares of Series F Preferred Stock elected to convert their shares into 50,130 shares of common stock, leaving 87,893 shares of Series F Preferred Stock outstanding at March 31, 2004.

NOTE 6 - Note Payable to Nokia

On March 16, 2002, the Company acquired from Nokia Corporation its CompactFlash ("CF") Bluetooth® Card business including a product line and a sole, non-exclusive, nontransferable, worldwide license to make, use and sell the related product line technology. The purchase price was three million Euros, of which two million Euros was in the form of a note payable to Nokia. In August 2002 and September 2003, payment of the balance was revised to monthly installments of 100,000 Euros due each month beginning September 11, 2002 with a final installment due on April 11, 2004. Outstanding balances under the note accrue interest at an annual rate of 6% and the accumulated interest is payable at the time of each installment payment. Interest charges in the first quarter of 2004 were $4,353 compared to $23,597 in the first quarter of 2003. Subsequent to the end of the quarter, the remaining balance of the note was paid in full.

The Company is using foreign currency forward exchange contracts for Euros in order to mitigate the impact of currency fluctuations between the Euro and the U.S. dollar on the future payments to Nokia. Due to the change in the payment schedule with Nokia these derivatives do not qualify for SFAS 133 hedge accounting treatment. Accordingly, the changes in fair value of these derivatives are recorded to earnings. In the first quarter of 2004 the net of the currency exchange gain on the note payable of $44,090 and the loss on the forward exchange contracts of $43,560 was included in interest and other income. In the first quarter of 2003 the net of the currency exchange loss on the note payable of $4,500 and the gain on the forward exchange contracts of $10,170 was included in interest and other income. At March 31, 2004 and 2003, the Company had forward purchase contracts to buy Euros with a nominal US dollar value equivalent to $123,130 and $1,420,380, respectively. The fair value of these forward purchase contracts at March 31, 2004 and 2003, was $11,300 and $120,180, respectively, and such value is included in other current assets in the accompanying balance sheet.

(Index)

NOTE 7 - Intangible Assets

The Company acquired intangible assets in conjunction with the acquisition of Nokia's CompactFlash Bluetooth Card business and related product line technology in March of 2002. These intangible assets were valued at $980,000, and consist of purchased technology and a licensing agreement. Estimated useful lives of the acquired assets ranged from one to three years. Intangible assets of $835,125 from a prior acquisition consist of developed software and technology, and such intangible assets have estimated lives ranging form 2.5 to 8.5 years. Amortization of all intangible assets in the first quarter of 2004 was $91,787 compared to $116,368 in the first quarter of 2003.

Intangible assets as of March 31, 2004 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Project management tools	$ 570,750	$ (235,014)	$ 335,736
Development software	111,375	(111,375)	--
Schematic library	153,000	(153,000)	--
Bluetooth CompactFlash technology	900,000	(616,129)	283,871
Licensing agreement	80,000	(80,000)	--
Definite lived intangible assets	$ 1,815,125	$ (1,195,518)	$ 619,607

Based on definite lived intangible assets recorded at March 31, 2004 and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2004 (nine months remaining)	$ 275,361
2005	126,018
2006	67,147
2007	67,147
2008 and beyond	83,934
Total	$ 619,607

(Index)

NOTE 8 - Net Income (Loss) Per Share Applicable to Common Stockholders

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2004	2003
Numerator:
Net income (loss)	$ 53,390	$ (612,507)
Preferred stock dividends	(13,078)	(32,000)
Preferred stock accretion	--	(383,898)
Net income (loss) applicable to common stockholders	$ 40,312	$ (1,028,405)

Denominator:
Weighted average common shares outstanding used in computing net income (loss) per share
Basic	29,933,603	24,207,403
Diluted	34,478,732	24,207,403
Basic net income (loss) per share	$ 0.00	$ (0.04)
Diluted net income (loss) per share	$ 0.00	$ (0.04)

For the quarter ended March 31, 2003 the diluted net loss per share is equivalent to the basic net loss per share because prior to the quarter ended March 31, 2004 the Company experienced losses in all quarters since inception, and thus a potential 11,691,934 shares of common stock from the exercise of stock options and warrants, and conversion of preferred stock, have been omitted from the net loss per share calculation for the comparable quarter shown as their effect is antidilutive.

NOTE 9 - Income Taxes

There were no provisions for federal or state income taxes for the quarters ended March 31, 2004 and 2003. The Company has incurred net operating losses in all periods prior to the first quarter 2004. Earnings in the first quarter 2004, the Company's first profitable quarter, are not material, and continued earnings are not assured. The Company has maintained a full valuation allowance for all deferred tax assets.

(Index)

NOTE 10 - Segment Information

The Company operates in one segment, connection solutions for mobile computers and other electronic devices. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Information regarding geographic areas for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31,
Revenues:	2004	2003
United States	$ 4,049,171	$ 2,955,706
Europe	1,758,303	1,193,557
Asia and rest of world	935,754	729,302
Total Revenues	$ 6,743,228	$ 4,878,565

Export revenues are attributable to countries based on the location of the Company's customers. The Company does not hold long-lived assets in foreign locations.

Major customers who accounted for at least 10% of the Company's total revenues were as follows:

	Three Months Ended March 31,
	2004	2003
Tech Data	27%	23%
Ingram Micro	18%	13%

NOTE 12 - Related Party Transactions

The Company purchases engineering design and consulting services from Impact Zone. Impact Zone's principal stockholder, Dale Gifford, is a sibling of Michael L. Gifford, Executive Vice President and Director of Socket. The Company had no outstanding accounts payable due to Impact Zone at March 31, 2004, and had $71,250 of outstanding accounts payable due at March 31, 2003. The Company received no services for the quarter ended March 31, 2004, and received services valued at $67,500 during the quarter ended March 31, 2003.

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

You should read the following discussion in conjunction with the interim condensed consolidated financial statements and notes included elsewhere in this report, the Company's annual financial statements in the 10-K, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

Revenue
We design, manufacture and sell products for connecting handheld and notebook computers to computer networks and peripherals, and bar code products for data collection using handheld and notebook computers. Total revenues for the first quarter of 2004 were $6.7 million, an increase of 38% over revenue of $4.9 million in the first quarter of 2003.

Our products cover a wide range of connection solutions in four product families:

  Our network connection products are connection devices that can be plugged into standard expansion slots in handheld and notebook computers or connect to handheld and notebook computers over wireless connections. These products allow users to connect their devices to the Internet via mobile or wired phone services, or to private networks, or to communicate with other electronic devices such as desktop computers and printers. Our products offer both wireless and cable connections to external devices such as mobile phones and printers and Global Positioning System receivers. Wireless connection products include cards using the Bluetooth standard for short-range wireless connectivity and cards for connecting to local wireless networks using the Wireless LAN 802.11b (or WiFi) standard. Cable connection products include modems for telephone connections, Ethernet cards for local area network connections and digital phone cards for wide area network connections through mobile phones.
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
  Our embedded products and services consist of Bluetooth modules, interface chips, and engineering design services to install these products. Our Bluetooth modules allow manufacturers of handheld computers and other devices to build wireless connection functions into their products. Our interface chips allow manufacturers of wide area network cards and other devices to incorporate into their products the capability to transfer information to and from handheld or notebook computers.

(Index)

Our network connection product revenue in the first quarter of 2004 was $2.6 million, an increase of 34% compared to revenue of $1.9 million in the first quarter of 2003. Revenue growth in the first quarter 2004 was due primarily to continued growth in sales of products introduced in 2003 and increasing enterprise deployment of Pocket PCs. Revenue growth of $0.4 million in our Bluetooth plug-in card product line was primarily from our Secure Digital (SDIO) Bluetooth plug-in card, which began shipping in only modest quantities in the comparable quarter of 2003. Revenue growth of $0.2 million in our Wireless LAN product line was primarily from our SDIO Wireless LAN card which began shipping in the third quarter of 2003, combined with growth of $0.3 million from our modem cards sales. Revenue growth from these products were partially offset by declines in revenue from our Bluetooth GPS receiver with navigation kit, digital phone cards, and modest declines in revenue from our Ethernet plug-in cards.

Our bar code scanning product revenue in the first quarter of 2004 was $2.4 million, an increase of 85% compared to revenue of $1.3 million in the first quarter of 2003. Revenue growth of $0.7 million was due to our primary scanning product, the In-Hand Scan card, which is a laser scanner incorporated into a CompactFlash card that plugs into a Pocket PC, notebook, or other mobile computer to turn the computer into a portable laser scanner. Additional revenue growth of $0.8 million was due to our SDIO In-Hand Scan card, which began shipping to customers in the third and fourth quarters of 2003. Partially offsetting this revenue growth was a decline in sales of our bar code laser scanner system, which is a laser gun attached via a cable to a CompactFlash card with a PC card adaptor. Our scanning products are sold both through general distribution and through value added resellers who contract with customers to provide scanning solutions. Our products are becoming more widely adopted by the value added reseller community for light duty portable scanning.

Our peripheral connection card revenue in the first quarter of 2004 was $0.9 million compared to $1.0 million for the first quarter of 2003. Peripheral connection cards are primarily sold to connect peripheral devices or other electronic equipment to notebook computers. Declines in revenue were primarily in our custom serial card product sales partially offset by increased sales of our Bluetooth cordless serial adaptor, which began shipping in the fourth quarter of 2003. Sales volumes for our standard serial PC Card and CompactFlash card products were flat for the comparable quarters.

Our embedded products and services revenue in the first quarter of 2004 was $0.8 million compared to $0.6 million for the first quarter of 2003. Revenue growth was due to increased sales of our Bluetooth modules. Sales of our proprietary ASIC chip and engineering service revenues were flat for the comparable quarters.

Gross Margins
Our gross margin for the first quarter of 2004 was 51% compared to a margin of 49% for the first quarter of 2003. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Cost reductions on several of our products, including our Bluetooth modules and modems, and the introduction of our lower cost third generation proprietary ASIC chip in the third quarter of 2003 resulted in improved margins for the first quarter of 2004 compared to the same period one year ago.

(Index)

Research and Development Expense
Research and development expense in the first quarter of 2004 was $0.9 million, flat compared to research and development expense in the first quarter of 2003. Increases in payroll expense was offset by reductions in engineering supplies and equipment from the completion of the development of a new proprietary ASIC chip at the end of the first quarter of 2003. Expenses are expected to remain at similar levels in the second quarter.

Sales and Marketing Expense
Sales and marketing expense for the first quarter of 2004 was $1.5 million, an increase of 18% compared to $1.3 million in the first quarter of 2003. Almost half of the increase is due to increased staffing of sales and marketing personal as we staffed for growth. The remaining increases are due to increased advertising and promotional activities, and outside sales and marketing services, partially offset by reductions in occupancy costs. Expenses are expected to remain at similar levels in the second quarter.

General and Administrative Expense
General and administrative expense for the first quarter of 2004 was $0.8 million, an increase of 26% compared to general and administrative expense of $0.7 million in the first quarter of 2003. Over half of the increase is due to increased legal and professional fees are related to our response to the complaint filed by Khyber Technologies Corporation. Additional increases in investor relations activities were partially offset by reductions in occupancy costs. Expenses are expected to remain at similar levels in the second quarter.

Amortization of Intangibles
In March 2002, the Company acquired Nokia's CompactFlash Bluetooth Card business from Nokia, including a product line and a sole, non-exclusive, nontransferable, worldwide license to use, make and sell the related product line technology. The total purchase price was $2.6 million, of which approximately $1.0 million was attributed to intangible technology and licensing. The intangible assets are being amortized over their estimated useful lives of one to three years. Amortization charges were $75,000 in both the first quarter of 2004 and the first quarter of 2003.

In October 2000, the Company acquired 3rd Rail Engineering, an engineering services firm specializing in engineering design and integration services of embedded systems for Windows CE and other operating system environments. The acquisition was valued at $11.3 million, of which approximately $1.1 million was attributed to intellectual property. The intellectual property is being amortized over estimated useful lives of 3 to 8 years. Amortization charges were $17,000 in the first quarter 2004 and $41,000 in the first quarter of 2003. The lower amortization charges in 2004 are due to components of intangible property becoming fully amortized.

Interest and Other Income, Interest Expense, Net
Interest income reflects interest earned on cash balances. Interest income of $10,200 in the first quarter of 2004 as compared to interest income of $1,500 in the first quarter of 2003, reflects a higher level of cash on hand during the first quarter of 2004 compared to the first quarter of 2003. Other income included $500 of net currency gain on the Euro note payable to Nokia partially offset by the loss on the foreign currency contracts.

(Index)

Interest expense of $6,900 in the first quarter of 2004 compared to interest expense of $26,900 in the first quarter of 2003 and is related to interest on equipment lease financing obligations assumed from 3rd Rail Engineering, and interest on the outstanding notes payable balances due to Nokia for acquisition of its Bluetooth CompactFlash Card business and related product line technology in March 2002.

Income Taxes
There were no provisions for federal or state income taxes as the Company has incurred net operating losses in all periods prior to the first quarter 2004. Earnings in the first quarter 2004, the Company's first profitable quarter, are not material, and continued earnings are not assured. The Company has maintained a full valuation allowance for all deferred tax assets.

Preferred Stock Dividends and Accretion of Preferred Stock
Preferred stock dividends in the first quarter of 2004 reflect dividends of $13,100 accrued at the rate of 8% per annum on Series F Preferred Stock issued in March 2003. Dividends on the Series F Preferred Stock in the first quarter of 2003 were $4,400. Additional dividends of $27,600 in the first quarter 2003 accrued at the rate of 12% per annum on Series E redeemable convertible preferred stock issued in October 2002. None of the Series E redeemable convertible preferred stock was outstanding during the 2004 period. Dividends were paid in cash for each of the first quarters in 2004 and 2003. Preferred stock accretion in the first quarter of 2003 included $87,400 arising from the accounting for the redemption of the Series E redeemable convertible preferred stock issuance, and a one time accretion charge of $296,500 reflecting the discount from market after giving effect to an allocation to the investor warrants of $296,500 of the proceeds of the Series F Preferred Stock issuance.

Liquidity and Capital Resources
The first quarter of 2004 was our first profitable quarter in our history. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $51 million in equity capital and preferred stock. Prior to the first quarter of 2004 we incurred significant quarterly and annual operating losses in every fiscal period, and although we have experience our first profitable quarter, continued ongoing profitability is not assured.

Cash used in operating activities was $0.3 million in the first quarter 2004 as compared to cash used of $0.1 million in the first quarter of 2003. The use of cash resulted from our net income of $53,000 in the first quarter 2004 and from financing our net losses of $0.6 million in the first quarter of 2003, adjusted for non-cash items and changes in working capital balances. Adjustments for non-cash items, including depreciation and amortization, amortization of intangibles, gains and losses on the foreign currency forward exchange contracts, foreign currency gains and losses on the Euro note payable to Nokia, and changes in deferred rent, totaled $0.2 million in the first quarter of 2004 and 2003. Changes in working capital balances in the first quarter of 2004 resulted in a use of cash of $0.6 million, and were primarily from increases in receivables and prepaids partially offset by increases in payables and accrued payroll and decreases in inventories. Changes in working capital balances in the first quarter of 2003 resulted in a source of cash of $0.2 million, and were primarily from decreases in inventories and prepaids and increases in payables and accrued payroll, and were partially offset by increases in receivables.

(Index)

Cash used in investing activities was $96,000 in the first quarter of 2004 as compared to $76,000 in the first quarter of 2003. Investing activities in both 2004 and 2003 primarily reflect the cost of new computer hardware and software, and tooling costs.

Cash provided by financing activities was $1.6 million in the first quarter of 2004, as compared to $0.9 million during the first quarter of 2003. Financing activities in 2004 consist primarily of a net increase in the amounts drawn on our bank lines of credit, proceeds from the exercise of stock options and warrants, partially offset by payments on the note payable to Nokia. Financing activities in 2003 consist primarily of the net proceeds from the issuance of Series F Preferred Stock and the exercise of previously issued warrants partially offset by payments on the note payable to Nokia, redemption payments made on the Series E redeemable convertible preferred stock, and reductions of the amount outstanding under our bank lines of credit.

Our cash balances as of March 31, 2004 were $7.7 million including cash of $3.5 million drawn against our bank line of credit. In March 2004 we entered into a new bank line of credit agreement which expires on March 5, 2006. We have warrants outstanding from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. We believe our existing cash, plus our ability to reduce costs, and the new bank line will be sufficient to meet our funding requirements at least through December 31, 2004. Although we do not anticipate the need to raise additional capital during this time to fund operations, we may raise additional capital if market conditions are appropriate. If we cannot maintain profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. Should the need arise, we cannot assure you that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders.

The Company's contractual cash obligations at March 31, 2004 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Capital leases	$ 39,000	$ 14,000	$ 19,000	$ 6,000	$ --
Purchase of Nokia technology	124,000	124,000	--	--	--
Operating leases	1,326,000	453,000	873,000	--	--
Unconditional purchase obligations with contract manufacturers	3,841,000	3,841,000	--	--	--
Total contractual cash obligations	$ 5,330,000	$ 4,432,000	$ 892,000	$ 6,000	$ --

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

(Index)

Other Factors Affecting Future Operations

We have a history of operating losses, and may not achieve ongoing profitability.

The first quarter 2004 was our first profitable quarter. Prior to this we have incurred significant operating losses since our inception. For the fiscal year ended December 31, 2003 we incurred net losses of $1,249,900. To maintain profitability, we must accomplish numerous objectives, including the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash we may need to suspend some or all of our current operations.

If we are required to expense options granted under our employee stock plans as compensation, our net income and earnings per share would be significantly reduced, and we may be forced to change our business practices to attract and retain employees.

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. Certain proposals related to accounting for the grant of an employee stock option as an expense are currently under consideration by accounting standards organizations and governmental authorities. If such proposals are adopted, our net income and earnings per share will be negatively impacted. In addition, we may decide in response to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

We may require additional capital in the future, but that capital may not be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

Although we do not anticipate the need to raise additional capital through 2004 to fund our operations, we have historically needed to raise capital to fund our operating losses. We may incur operating losses in future quarters. Our forecasts are highly dependent on factors beyond our control, including market acceptance of our products and sales of handheld computers. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any sale of a substantial number of additional shares will cause dilution to our stockholders' investments and could also cause the market price of our Common Stock to fall.

(Index)

A significant portion of our revenue currently comes from two distributors, and any decrease in revenue from these distributors could harm our business.

A significant portion of our revenue comes from two distributors, Tech Data Corp. and Ingram Micro, Inc., which together represented approximately 45 percent of our worldwide revenue in the first three months of fiscal 2004, and 43 percent of our worldwide revenue in fiscal 2003. We expect that a significant portion of our revenue will continue to depend on sales to Tech Data Corp. and Ingram Micro, Inc. We do not have long-term commitments from Tech Data Corp. or Ingram Micro, Inc. to carry our products, and either could choose to stop selling some or all of our products at any time. If we lose our relationship with Tech Data Corp. or Ingram Micro, Inc., we could experience disruption and delays in marketing our products.

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

(Index)

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

(Index)

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

(Index)

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

(Index)

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

(Index)

Our quarterly operating results may fluctuate in future periods, which could cause our stock price to decline.

We expect to experience quarterly fluctuations in operating results in the future. We generally ship orders as received and as a result typically have little backlog. Quarterly revenue and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, we have often recognized a substantial portion of our revenue in the last month of the quarter. This subjects us to the risk that even modest delays in orders may adversely affect our quarterly operating results. Our operating results may also fluctuate due to factors such as:

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

A number of our officers and senior managers have been employed for seven to twelve years by us, including our President, Chief Financial Officer, Chief Technical Officer, Vice President of Marketing, and Senior Vice President for Business Development/General Manager Embedded Systems Group. Our future success will depend upon the continued service of key officers and senior managers. Competition for officers and senior managers is intense, and there can be no assurance that we will be able to retain our existing senior personnel. The loss of key senior personnel could adversely affect our ability to compete.

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

(Index)

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

Export sales (sales to customers outside the United States) accounted for approximately 39 percent of our revenue in the first quarter 2004 and in the fiscal year 2003. Accordingly, our operating results are subject to the risks inherent in export sales, including:

  longer payment cycles;
  unexpected changes in regulatory requirements, import and export restrictions and tariffs;
  difficulties in managing foreign operations;
  the burdens of complying with a variety of foreign laws;
  greater difficulty or delay in accounts receivable collection;
  potentially adverse tax consequences; and
  political and economic instability.

Our export sales are predominately denominated in United States dollars and in Euros for our sales to European distributors. Accordingly, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and therefore potentially less competitive in foreign markets. Declines in the value of the Euro relative to the United States dollar may result in foreign currency losses relating to collection of Euro denominated receivables.

(Index)

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

As of April 30, 2004, we had 30,040,147 shares of Common Stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 or S-8 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of April 30, 2004, we had 87,354 shares of Series F Preferred Stock outstanding that are convertible into 873,540 shares of Common Stock at $0.722 per share.

As of April 30, 2004, we had 6,602,914 shares subject to outstanding options under our stock option plans, and 937,660 shares were available for future issuance under the plans. We have registered the shares of Common Stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of April 30, 2004, we had warrants outstanding to purchase a total of 1,741,611 shares of our Common Stock at exercise prices ranging from $0.722 to $2.73. All such warrants may be exercised at any time, and the shares issuable upon exercise may be resold, either without restrictions or subject, in some cases, only to S-3 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2003 through April 30, 2004, our Common Stock price fluctuated between a high of $4.80 and a low of $0.65. The trading price of our Common Stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

(Index)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended March 31, 2004, a decline of 1% in interest rates would reduce our quarterly interest income by approximately $11,000.

Our bank credit line facilities of up to $4.0 million have variable interest rates based upon the lender's index rate plus 0.5% for both the domestic line (up to $2.5 million) and the international line (up to $1.5 million). Accordingly, interest rate increases would increase our interest expense on outstanding credit line balances. We utilized our credit line facility only at the end of the quarter in the first quarter 2004 and each of the quarters in 2003, and therefore did not subject ourselves to interest rate exposure. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $10,000 for each $1 million of borrowings, if outstanding for the entire year, against our bank credit facility or a maximum of $40,000 if we utilized our entire credit line.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in US dollars. However, we require our European distributors to purchase our products in Euros, we pay the expenses of our European subsidiary in Euros, and we expect to enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. To date these balances have been small, and we have not been subject to significant losses from material foreign currency fluctuations. At March 31, 2004, we have one final payment obligation of 100,000 Euros remaining as a result of our purchase of Nokia's CompactFlash Bluetooth Card business and related product line technology in March of 2002. We have purchased forward exchange contracts for Euros in order to mitigate our foreign currency exposure. Based on a sensitivity analysis of our net assets and subsidiary expenses at the beginning, during and at the end of the quarter ended March 31, 2004, an adverse change of 10% in exchange rates would result in an increase in our net loss for the quarter of approximately $49,000. For the first quarter 2004 the total adjustment for the effects changes in foreign currency on cash balances, collections, payables, and derivatives, was a net loss of $18,000. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On February 18, 2004, we filed a report on Form 8-K, furnishing to the SEC the Company's press release, dated February 18, 2004, announcing fourth quarter 2003 financial results.

On March 23, 2004, we reported on Form 8-K the Company's dismissal of its independent auditors Ernst & Young LLP on March 16, 2004, and the subsequent engagement of Moss Adams LLP as the Company's independent auditors on March 17, 2004.

(Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCKET COMMUNICATIONS, INC.
Registrant

Date: May 7, 2004	/s/ Kevin J. Mills
Kevin J. Mills President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 7, 2004	/s/ David W. Dunlap
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