Form 10-Q
period 2004-06-30
SOCKET COMMUNICATIONS INC
filed 2004-08-09
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2004

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES[ ] NO[X]

Number of shares of Common Stock ($0.001 par value) outstanding as of July 30, 2004 was 30,104,865 shares.

(Index)

Item 1. Financial Statements (Unaudited)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2004 (Unaudited)	December 31, 2003*
ASSETS
Current assets:
Cash and cash equivalents	$ 7,557,731	$ 6,421,425
Accounts receivable, net	4,205,987	3,648,173
Inventories	2,695,090	1,736,966
Prepaid expenses and other current assets	150,792	210,172
Total current assets	14,609,600	12,016,736

Property and equipment:
Machinery and office equipment	1,811,514	1,699,660
Computer equipment	696,005	692,656
	2,507,519	2,392,316
Accumulated depreciation	(1,956,357)	(1,807,032)
Net property and equipment	551,162	585,284
Intangible technology, net	527,819	711,394
Goodwill	9,797,946	9,797,946
Other assets	136,665	154,267
Total assets	$ 25,623,192	$ 23,265,627

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 3,903,109	$ 3,057,007
Accrued payroll and related expenses	737,988	694,440
Bank line of credit	2,964,063	1,567,390
Deferred income on shipments to distributors	1,207,285	851,668
Current portion of capital leases and equipment financing notes	8,959	20,882
Note payable	--	504,714
Total current liabilities	8,821,404	6,696,101

Long term liabilities:
Long term portion of deferred rent and capital leases	77,665	71,191

Commitments and contingencies

Stockholders' equity:
Series F Convertible Preferred Stock, $0.001 par value: Authorized Shares - 276,269, Issued and outstanding shares - 84,954 at June 30, 2004 and 92,906 at December 31, 2003	85	93
Common stock, $0.001 par value: Authorized shares - 100,000,000, Issued and outstanding shares - 30,099,748 at June 30, 2004 and 29,827,029 at December 31, 2003	30,100	29,827
Additional paid-in capital	50,572,597	50,430,460
Accumulated deficit	(33,878,659)	(33,962,045)
Total stockholders' equity	16,724,123	16,498,335
Total liabilities and stockholders' equity	$ 25,623,192	$ 23,265,627
___________________________
*Derived from audited consolidated financial statements

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$ 6,731,191	$ 5,074,835	$ 13,474,419	$ 9,953,400
Cost of revenues	3,316,242	2,584,119	6,627,908	5,060,832
Gross profit	3,414,949	2,490,716	6,846,511	4,892,568

Operating expenses:
Research and development	909,645	793,210	1,833,797	1,714,151
Sales and marketing	1,469,564	1,228,041	2,988,601	2,511,627
General and administrative	896,261	736,753	1,743,185	1,410,547
Amortization of intangible technology	91,787	101,068	183,574	217,436
Total operating expenses	3,367,257	2,859,072	6,749,157	5,853,761
Operating income (loss)	47,692	(368,356)	97,354	(961,193)
Interest income and other	8,511	6,566	19,171	13,776
Interest expense	(590)	(20,875)	(7,522)	(47,755)
Net income (loss)	55,613	(382,665)	109,003	(995,172)
Preferred stock dividends	(12,539)	(58,259)	(25,617)	(90,259)
Preferred stock accretion	--	(102,008)	--	(485,906)
Net income (loss) applicable to common stockholders	$ 43,074	$ (542,932)	$ 83,386	$ (1,571,337)

Net income (loss) per share applicable to common stockholders:

Basic	$ 0.00	$ (0.02)	$ 0.00	$ (0.06)
Diluted	$ 0.00	$ (0.02)	$ 0.00	$ (0.06)

Weighted average shares outstanding
Basic	30,013,477	24,532,654	29,973,540	24,370,029
Diluted	34,045,476	24,532,654	34,195,352	24,370,029

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2004	2003
Operating activities
Net income (loss)	$ 109,003	$ (995,172)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	223,921	284,940
Net (gain) loss on foreign currency translations	51,342	(38,298)
Gain on forward exchange contract	(55,430)	(74,930)
Foreign currency exchange loss on note payable	54,860	65,840
Amortization of intangibles	183,575	217,436
Change in deferred rent	11,006	--

Changes in operating assets and liabilities:
Accounts receivable	(610,463)	(679,074)
Inventories	(958,124)	651,992
Prepaid expenses and other current assets	4,520	131,975
Other assets	17,602	16,214
Accounts payable and accrued expenses	833,265	(281,176)
Accrued payroll and related expenses	43,548	143,092
Deferred income on shipments to distributors	355,617	207,637
Net cash used in operating activities	264,242	(349,524)

Investing activities
Purchase of equipment	(189,799)	(152,592)
Net cash used in investing activities	(189,799)	(152,592)

Financing activities
Payments on capital leases and equipment financing notes	(16,455)	(15,131)
Payments on notes payable	(449,284)	(603,665)
Net proceeds from sale of foreign exchange contract	--	161,700
Gross proceeds from bank line of credit	6,419,966	3,015,501
Gross payments on bank line of credit	(5,023,293)	(3,401,131)
Proceeds from stock options exercised	61,023	12,596
Proceeds from warrants exercised	81,379	119,178
Net proceeds from sale of preferred stock and warrants to purchase common stock	--	1,544,838
Redemption payments on Series E redeemable convertible preferred stock	--	(200,000)
Dividends paid	(13,078)	(50,369)
Net cash provided by financing activities	1,060,258	583,517

Effect of exchange rate changes on cash and cash equivalents	1,605	31,628
Net increase in cash and cash equivalents	1,136,306	113,029

Cash and cash equivalents at beginning of period	6,421,425	3,146,483
Cash and cash equivalents at end of period	$ 7,557,731	$ 3,259,512

Supplemental cash flow information
Cash paid for interest	$ 7,522	$47,755
Warrants issued in conjunction with preferred stock financing	$ --	$ 662,827

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

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) applicable to common stockholders	$ 43,074	$ (542,932)	$ 83,386	$ (1,571,337)
Stock-based employee compensation expense determined under fair value based method	(758,721)	(602,575)	(1,466,633)	(1,146,603)
Pro forma net loss applicable to common stockholders	$ (715,647)	$ (1,145,507)	$ (1,383,247)	$ (2,717,940)
Basic net income (loss) per share, as reported	$ 0.00	$ (0.02)	$ 0.00	$ (0.06)
Diluted net income (loss) per share, as reported	$ 0.00	$ (0.02)	$ 0.00	$ (0.06)
Pro forma basic and diluted net loss per share	$ (0.02)	$ (0.05)	$ (0.05)	$ (0.11)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. Weighted average assumptions for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rate (%)	2.93%	3.16%	2.93%	3.36%
Dividend yield	--	--	--	--
Volatility factor	1.4	1.3	1.4	1.4
Expected option life (years)	4.5	6.5	4.5	6.5

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

(Index)

NOTE 3 - Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	June 30, 2004	December 31, 2003
Raw materials and subassemblies	$ 2,180,760	$ 1,470,538
Finished goods	514,330	266,428
Total inventory	$ 2,695,090	$ 1,736,966

NOTE 4 - Bank Financing Arrangements

On March 5, 2004, the Company entered into a new credit agreement with a bank, which will expire on March 5, 2006. This new credit agreement replaced the credit agreement previously in effect. The credit facility under the new credit agreement allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables, $2,500,000 and $1,500,000, respectively, at the lender's index rate based on prime plus 0.5%. The rates in effect at June 30, 2004 were 4.5% on both the domestic and international lines. At June 30, 2004, outstanding amounts borrowed under the lines were $1,832,162 and $1,131,901, respectively, which were the approximate amounts available on the lines. These amounts outstanding at June 30, 2004 were repaid in July 2004. Under the new credit agreement, the Company must maintain quarterly minimum tangible net worth equal to $5,500,000, plus 75% of quarterly net profits beginning March 31, 2004. At June 30, 2003, outstanding amounts borrowed under the Company's previous bank lines were $842,678 and $677,692, respectively, which were the approximate amounts available on those lines. The amounts outstanding at June 30, 2003 were repaid in July 2003.

NOTE 5 - Series F Convertible Preferred Stock Financing

On March 20, 2003, the Company sold 276,269 units at a price of $7.22 per unit (total of $2,000,000 gross cash proceeds) in a private placement. Each unit consisted of one share of the Company's Series F convertible preferred stock (the "Series F Preferred Stock") and a three-year warrant to purchase three shares of the Company's common stock. Two directors of the Company invested an aggregate of $115,000 in the financing. Each share of Series F Preferred Stock is convertible, in whole or in part, into 10 shares of common stock at the option of the holder at any time for a period of three years following the date of sale, with a mandatory conversion date three years from date of sale. The originally issued Series F Preferred Stock was convertible into a total of 2,762,690 shares of common stock at a conversion price of $0.722 per share, subject to certain adjustments. An additional 828,807 shares of common stock were issuable upon exercise of the originally issued warrants at an exercise price of $0.722 per share. In addition, the Company issued five-year warrants to the placement agent to acquire up to 718,300 shares of common stock at $0.722 per share. Using a Black-Scholes valuation model with the following assumptions: 0.0% dividend yield rate, risk free interest rates of 1.9% and 2.81%, respectively, for the investors and placement agent, $0.73 per share fair value of common stock, $0.722 exercise price, a life of three years and five years, respectively, for the investors and placement agent, and a volatility of 0.911, $348,099 of the proceeds were attributed to the warrants issued to investors, and the warrants issued to the placement agent were valued at $366,333, which was included in the cost of the financing. The Company recorded a one-time accretion charge of $296,494 in the first quarter of 2003 reflecting the discount from market resulting from the allocation of the proceeds to the investor warrants.

(Index)

The Series F Preferred Stock automatically converts into common stock three years after sale and automatically converts earlier in the event of a merger or consolidation of the Company, subject to certain conditions. The holders of Series F Preferred Stock have voting rights equal to the number of shares of common stock issuable upon conversion. In the event of liquidation, holders of Series F Preferred Stock are entitled to liquidation preferences over common stockholders equal to their initial investment plus all accrued but unpaid dividends. Dividends accrue at the rate of 8% per annum and are payable quarterly in cash or in common stock, at the option of the Company. Dividends for the three and six months ended June 30, 2004 were $12,539, and $25,617, respectively, which were paid in cash subsequent to each of the respective quarters. Dividends for the three and six months ended June 30, 2003 were $39,890, and $44,274, respectively. During the second quarter of 2004, holders of 2,939 shares of Series F Preferred Stock elected to convert their shares into 29,390 shares of common stock, leaving 84,954 shares of Series F Preferred Stock outstanding at June 30, 2004.

NOTE 6 - Intangible Assets

During the first quarter of 2002, the Company acquired intangible assets in conjunction with the acquisition of Nokia's CompactFlash Bluetooth Card business and related product line technology. These intangible assets were valued at $980,000, and consist of purchased technology and a licensing agreement. Estimated useful lives of the acquired assets ranged from one to three years. Intangible assets of $835,125 from a prior acquisition consist of developed software and technology, and have estimated lives ranging form 2.5 to 8.5 years. Amortization of these intangible assets for the three and six months ended June 30, 2004 were $91,788 and $183,575 compared to $101,068 and $217,436 for the same periods in 2003.

Intangible assets as of June 30, 2004 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Project management tools	$ 570,750	$ (251,801)	$ 318,949
Development software	111,375	(111,375)	--
Schematic library	153,000	(153,000)	--
Bluetooth CompactFlash technology	900,000	(691,129)	208,871
Licensing agreement	80,000	(80,000)	--
Definite lived intangible assets	1,815,125	(1,287,305)	527,820

(Index)

Based on definite lived intangible assets recorded at June 30, 2004, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2004 (Six months remaining)	$ 183,574
2005	126,018
2006	67,147
2007	67,147
2008 and beyond	83,934
$ 527,820

NOTE 7 - Net Income (Loss) Per Share

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$ 55,613	$ (382,665)	$ 109,003	$ (995,172)
Preferred stock dividends	(12,539)	(58,259)	(25,617)	$ (90,259)
Preferred stock accretion	--	(102,008)	--	$ (485,906)
Net income (loss) applicable to common stockholders	$ 43,074	$ (542,932)	$ 83,386	$ (1,571,337)
Denominator:
Weighted average common shares outstanding used in computing net income (loss) per share
Basic	30,013,477	24,532,654	29,973,540	24,370,029
Diluted	34,045,476	24,532,654	34,195,352	24,370,029
Basic net income (loss) per share	$ 0.00	$ (0.02)	$ 0.00	$ (0.06)
Diluted net income (loss) per share	$ 0.00	$ (0.02)	$ 0.00	$ (0.06)

For the 2003 periods presented the diluted net loss per share is equivalent to the basic net loss per share because the Company experienced losses in all quarters since inception through the year ended 2003, and thus a potential 8,302,569 shares of common stock from the exercise of stock options, warrants, and conversion of preferred stock at June 30, 2003 have been omitted from the net loss per share calculation as their effect is antidilutive.

(Index)

NOTE 8 - Income Taxes

There were no provisions for federal or state income taxes for the three and six months ended June 30, 2004 and 2003. The Company has incurred net operating losses in all periods prior to the first quarter 2004. Earnings in the three and six months ended June 30, 2004 are not material, and continued earnings are not assured. The Company has maintained a full valuation allowance for all deferred tax assets.

NOTE 9 - Segment Information

The Company operates in one segment, connection solutions for mobile computers and other electronic devices. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Information regarding geographic areas for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2004	2003	2004	2003
United States	$ 4,183,904	$ 3,008,939	$ 8,233,075	$ 5,964,645
Europe	1,801,493	1,117,449	3,559,796	2,311,006
South Korea	207,939	621,989	574,429	862,343
Other Asia and rest of world	537,855	326,458	1,107,118	815,406
Total revenues	$ 6,731,191	$ 5,074,835	$ 13,474,418	$ 9,953,400

Export revenues are attributable to countries based on the location of the customers. The Company does not hold long-lived assets in foreign locations.

Major customers who accounted for at least 10% of the Company's total revenues during the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Ingram Micro	14%	15%	16%	14%
Tech Data	25%	27%	26%	25%

NOTE 10 - Related Party

The Company purchases engineering design and consulting services from Impact Zone. Impact Zone's principal stockholder, Dale Gifford, is a sibling of Michael L. Gifford, Executive Vice President and Director of Socket. The Company had no outstanding accounts payable due to Impact Zone at June 30, 2004, and had $38,750 of outstanding accounts payable due at June 30, 2003. The Company received no services during the three and six months ended June 30, 2004, and received services valued at $38,750 and $106,250, respectively, for the three and six months ended June 30, 2003.

(Index)

NOTE 11 - Subsequent Event - Legal Issues

On July 15, 2004 the Company acquired from Khyber Technologies U.S. patent 5,902,991 entitled Card Shaped Computer Peripheral Device. The patent is a basic patent covering the design and functioning of plug-in bar code scanners, bar code imagers and RFID products. The patent was purchased for $600,000 and will be capitalized as an intangible asset purchase during the third quarter of 2004 and amortized over future periods. Khyber Technologies has also withdrawn its patent infringement lawsuit initiated in June of 2003.

(Index)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve risks and uncertainties, including, among other things, the uncertainties associated with forecasting future revenues, costs and expenses. We use words such as "anticipates", "believes", "plans", "expects", "future", "intends", "may", "will", "should", "estimates", "predicts", "potential", "continue", "becoming", "transitioning" and similar expressions to identify such forward-looking statements. Our forward-looking statements include statements as to our business outlook, revenues, expenses, liquidity and capital resources sufficiency, and capital expenditures. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and under "Other Factors Affecting Future Operations." We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the interim condensed consolidated financial statements and notes included elsewhere in this report, the Company's annual financial statements in the 10-K, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

Revenue

We design, manufacture and sell products for connecting handheld and notebook computers to computer networks and peripherals, and bar code products for data collection using handheld and notebook computers. Total revenue for the three and six months ended June 30, 2004 of $6.7 million and $13.5 million, respectively, represented increases of 33% and 35% over revenue of $5.1 million and $10.0 million for the corresponding periods a year ago.

Our products cover a wide range of connection solutions in four product families:

  Our network connection products are connection devices that can be plugged into standard expansion slots in handheld and notebook computers or connect to handheld and notebook computers over wireless connections. These products allow users to connect their devices to the Internet via mobile or wired phone services, or to private networks, or to communicate with other electronic devices such as desktop computers and printers. Our products offer both wireless and cable connections to external devices such as mobile phones and printers and Global Positioning System receivers. Wireless connection products include cards using the Bluetooth standard for short-range wireless connectivity, cards for connecting to local wireless networks using the Wireless LAN 802.11b (or WiFi) standard, and Bluetooth enabled standalone products to work with handheld and notebook computers including a Bluetooth enabled 56K modem and a Bluetooth enabled GPS receiver. Cable connection products include modems for telephone connections, Ethernet cards for local area network connections and digital phone cards for wide area network connections through mobile phones.

(Index)

  Our bar code scanning products plug into or connect wirelessly to handheld or notebook computers and turn handheld or notebook computers into portable bar code scanners that can be used in various retail and industrial workplaces.

  Our peripheral connection (serial) products add connection ports to a notebook or handheld computer that allow users to connect these portable computers to standard peripherals designed primarily for desktop PCs.

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

Our network connection product revenues were $2.3 million and $4.9 million, respectively, for the three and six month periods ended June 30, 2004, compared to $2.0 million and $4.0 million for the same periods a year ago. Revenue growth in the first six months of 2004 was due primarily to continued growth in sales of products introduced in 2003 and increasing enterprise deployment of Pocket PCs. Revenue growth in the first six months of 2004 of $0.7 million in our Wireless LAN product line was primarily from our Secure Digital (SDIO) Wireless LAN card, which began shipping in the third quarter of 2003. Revenue growth of $0.5 million in our Bluetooth plug-in card product line was primarily from our SDIO Bluetooth plug-in card, which began shipping in only modest quantities in the comparable period of 2003. Additional revenue growth of $0.3 million was from sales of our modem cards. Revenue growth from these products were partially offset by declines in revenue from our Bluetooth GPS receiver with navigation kit due primarily to effects of competitive pricing, and modest declines in revenue from our Ethernet plug-in cards and digital phone cards.

Our bar code scanning product revenues were $2.4 million and $4.9 million, respectively, for the three and six month periods ended June 30, 2004, compared to $1.4 million and $2.7 million for the same periods one year ago. Revenue growth in the first six months of 2004 of $1.2 million was due to our primary scanning product, the In-Hand Scan card, which is a laser scanner incorporated into a CompactFlash card that plugs into a Pocket PC, notebook, or other mobile computer to turn the computer into a portable laser scanner. Additional revenue growth of $1.7 million was due to our SDIO In-Hand Scan card, which began shipping to customers in the third quarter of 2003. Partially offsetting this revenue growth was a decline in sales of our bar code laser scanner system, which is a laser gun attached via a cable to a CompactFlash card with a PC card adaptor. Our scanning products are sold both through general distribution and through value added resellers who contract with customers to provide scanning solutions. Our products are becoming more widely adopted by the value added reseller community for light duty portable scanning.

Our peripheral connection (serial ) card revenues were $1.0 million and $1.8 million, respectively, for the three and six month periods ended June 30, 2004, compared to $0.9 million and $1.9 million for the same periods one year ago. Peripheral connection cards are primarily used to connect peripheral devices or other electronic equipment to notebook computers. The revenue increase for the comparable quarters was due primarily to sales of our cordless Bluetooth serial adaptor, which began shipping in the third quarter of 2003. The revenue decline for the comparable six month periods was due to declines in sales volumes for both our standard serial PC Card products and custom serial card sales, partially offset by sales of our cordless Bluetooth serial adaptor and increased sales of our newer CompactFlash card products.

(Index)

Our embedded products and services revenues were $0.8 million and $1.9 million respectively, for the three and six month periods ended June 30, 2004, compared to $0.7 million and $1.3 million for the same periods a year ago. Revenue growth in the first six months of 2004 of $0.7 million was due to increased sales of our embedded Bluetooth modules. Additional modest revenue increases were from sales of our embedded Bluetooth cards and engineering services. Partially offsetting these increases was a decline in the sales of our proprietary ASIC chip.

Gross Margins

Gross margins for the three and six month periods ended June 30, 2004 were 51% for both periods compared to margins of 49% for both comparable periods in 2003. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Cost reductions on several of our products, including our Bluetooth modules and modems, and the introduction of our lower cost third generation proprietary ASIC chip in the third quarter of 2003 resulted in improved margins for the three and six month periods in 2004 compared to the same periods one year ago.

Research and Development Expense

Research and development expense in the three and six month periods ended June 30, 2004 was $0.9 million and $1.8 million, respectively, an increase of 14% and 7% compared to research and development expense of $0.8 million and $1.7 million, respectively, for the corresponding periods in the previous year. Increases in the second quarter were primarily in outside services and personnel expenses compared to the same quarter a year ago. Increases for the comparable six month periods were primarily in outside services and payroll partially offset by lower consulting and professional fees and reduced engineering supplies expense from the completion of the development of a new proprietary ASIC chip at the end of the first quarter of 2003. Expenses are expected to remain at similar levels in the third quarter.

Sales and Marketing Expense

Sales and marketing expense for the three and six month periods ended June 30, 2004 was $1.5 million and $3.0 million, respectively, an increase of 20% and 19% compared to sales and marketing expense of $1.2 million and $2.5 million, respectively, in the corresponding periods one year ago. Half of the increase in the comparable periods is due to increased staffing of sales and marketing personnel, as we staffed for growth. The remaining increases are due to increased advertising and promotional activities, travel, and outside sales and marketing services, partially offset by reductions in occupancy costs. Expenses are expected to remain at similar levels in the third quarter.

General and Administrative Expense

General and administrative expense for the three and six month periods ended June 30, 2004 was $0.9 million and $1.7 million, respectively, an increase of 22% and 24% compared to the general and administrative expense of $0.7 million and $1.4 million, respectively, for the same periods one year ago. The increase for the comparable periods is due to increased legal and professional fees related to our response to the patent infringement complaint filed by Khyber Technologies Corporation in June 2003. In July 2004 we purchased the related patent from Khyber Technologies, and they agreed to discontinue litigation. Partially offsetting these fees were reductions in legal and professional fees related to general corporate matters from a lower level of activity in 2004 compared to the same periods in 2003. Expenses are expected to remain at similar levels in the third quarter.

(Index)

Amortization of Intangibles

In March 2002, the Company acquired Nokia's CompactFlash Bluetooth Card business from Nokia, including a product line and a sole, non-exclusive, non-transferable, worldwide license to use, make and sell the related product line technology. The total purchase price was $2.6 million, of which approximately $1.0 million was attributed to intangible technology and licensing. The intangible assets are being amortized over their estimated useful lives of one to three years. Amortization charges for the three and six month periods ended June 30, 2004 and 2003 were $75,000 and $150,000, respectively.

In October 2000, the Company acquired 3rd Rail Engineering, an engineering services firm specializing in engineering design and integration services of embedded systems for Windows CE and other operating system environments. The acquisition was valued at $11.3 million, of which approximately $1.1 million was attributed to intellectual property. The intellectual property is being amortized over estimated useful lives of 3 to 8 years. Amortization charges for the three and six month periods ended June 30, 2004 were $17,000 and $34,000, respectively, compared to $26,000 and $67,000, respectively, for the same periods a year ago. The lower amortization charges in 2004 are due to components of intangible property becoming fully amortized.

Interest Income, Interest Expense, Net

Interest income reflects interest earned on cash balances. Interest income of $8,500 and $18,700 for the three and six month periods ended June 30, 2004 compared to $3,200 and $4,700 for the same periods one year ago, reflecting a higher level of cash on hand during the first two quarters of 2004 compared to the first two quarters of 2003. Other income for the six months ended June 30, 2004 included $500 of net currency gain on the Euro note payable to Nokia partially offset by the loss on the foreign currency contracts. Other income of $3,400 and $9,100 for the three and six month periods ended June 30, 2003 were the result of net currency gains on foreign currency contracts partially offset by the currency loss on the Euro note payable to Nokia.

Interest expense was $600 and $7,500 for the three and six month periods ended June 30, 2004 compared to $20,900 and $47,800 for the same periods one year ago. Interest expense is related to interest on equipment lease financing obligations assumed from 3rd Rail Engineering, and interest on the outstanding notes payable balances due to Nokia for acquisition of its Bluetooth CompactFlash Card business and related product line technology in March 2002. Lower interest expense in 2004 reflects lower note payable balances in 2004 compared to the same periods in 2003. The final payment on the note payable to Nokia was made in April 2004.

(Index)

Preferred Stock Dividends and Accretion of Preferred Stock

Preferred stock dividends for the three and six months ended June 30, 2004 reflect dividends of $12,500 and $25,700, respectively, accrued at the rate of 8% per annum on Series F Preferred Stock issued in March 2003. Dividends for each of the first and second quarters of 2004 were paid in cash subsequent to the quarter. Preferred stock dividends for the three and six months ended June 30, 2003, reflect dividends of $39,900 and $44,300, respectively on Series F Preferred Stock, and dividends of $18,400 and $46,000, respectively, accrued at the rate of 12% per annum on Series E redeemable convertible preferred stock issued in October 2002. Dividends for Series E were paid in cash for each of the first and second quarters of 2003. Dividends for Series F were paid in cash in the first quarter of 2003, and second quarter dividends were paid in common stock resulting in 26,265 shares issued subsequent to the end of the second quarter. Preferred stock accretion for the three and six months ended June 30, 2003 was $102,000 and $189,400, respectively, arising from the accounting for the redemption of the Series E issuance, and a one time accretion charge in the first quarter of $296,500 reflecting the discount from market after giving effect to an allocation to the investor warrants of $296,500 of the proceeds of the Series F issuance.

Income Taxes

There were no provisions for federal or state income taxes as the Company has incurred net operating losses in all periods prior to 2004. Earnings in the first six months of 2004 are not material, and continued earnings are not assured. The Company has maintained a full valuation allowance for all deferred tax assets.

Liquidity and Capital Resources

The first and second quarters of 2004 are our first profitable quarters in our history. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $51 million in equity capital. Prior to the first quarter of 2004 we incurred significant quarterly and annual operating losses in every fiscal period, and although the first two quarters of 2004 have been profitable, continued ongoing profitability is not assured.

Cash provided by operating activities was $0.3 million in the first half of 2004 compared to cash used of $0.3 million in the first half of 2003. The source of cash in 2004 resulted from our net income of $0.1 million in the first half of 2004, and the use of cash in 2003 resulted from financing our net loss of $1.0 million in the first half of 2003. Adjustments for non-cash items, including depreciation and amortization, amortization of intangibles, gains on the foreign currency forward exchange contracts, and foreign currency losses on the Euro note payable to Nokia totaled a positive $0.5 million in both the first half of 2004 and 2003. Changes in working capital balances resulted in a use of cash of $0.3 million in the first half of 2004 primarily from increases in inventories resulting from increased levels of purchases made in the second quarter for shipments scheduled for July 2004, and accounts receivables partially offset by increases in payables due to increased inventory purchases in the second quarter, deferred revenue, and accrued payroll and related expenses. Changes in working capital balances resulting in a source of cash of $0.2 million in the first half of 2003 primarily from decreases in inventories and prepaid expenses, increases in deferred revenue and accrued payroll and related expenses, partially offset by increases in accounts receivables and decreases in payables.

(Index)

Cash used in investing activities was $0.2 million in the first half of 2004 and 2003. Investing activities in both 2004 and 2003 primarily reflect the cost of new computer hardware and software, and tooling costs.

Cash provided by financing activities was $1.1 million in the first half of 2004 and $0.6 million in the first half of 2003. Financing activities in 2004 consist primarily of a net increase in the amounts drawn on our bank lines of credit, proceeds from the exercise of stock options and warrants, partially offset by payments on the note payable to Nokia. In April of 2004 the Company made the final payment on the note payable to Nokia. Financing activities in 2003 consist primarily of the net proceeds from the issuance of Series F Preferred Stock and the exercise of previously issued warrants partially offset by payments on the note payable to Nokia, redemption payments made on the Series E redeemable convertible preferred stock, and reductions of the amount outstanding under our bank lines of credit.

Our cash balances as of June 30, 2004 were $7.6 million including cash of $3.0 million drawn against our bank line of credit. In March 2004 we entered into a new bank line of credit agreement which expires on March 5, 2006. We have warrants outstanding from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. We believe our existing cash, plus our ability to reduce costs, and the new bank line will be sufficient to meet our funding requirements at least through December 31, 2004. If we maintain and increase profitability from revenue growth, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increasing expenses including more employees to support our growth and increases in the cost of salaries, benefits, and related support costs for employees. If we cannot maintain profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. Should the need arise, we cannot assure you that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Although we do not anticipate the need to raise additional capital during this time to fund operations, we may raise additional capital if market conditions are appropriate.

The Company's contractual cash obligations at June 30, 2004 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Capitalized leases	$ 31,000	$ 9,000	$ 19,000	$ 3,000	$ --
Operating leases	1,216,000	465,000	751,000	--	--
Unconditional purchase obligations with contract manufacturers	3,561,000	3,561,000	--	--	--
Total contractual cash obligations	$ 4,808,000	$ 4,035,000	$ 770,000	$ 3,000	$ --

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

(Index)

Other Factors Affecting Future Operations

We have a history of operating losses, and may not achieve ongoing profitability.

Prior to 2004 we have incurred significant operating losses ion each financial period since our inception. For the fiscal year ended December 31, 2003 we incurred net losses of $1,249,900. To maintain profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

If we are required to expense options granted under our employee stock plans as compensation, our net income and earnings per share would be significantly reduced, and we may be forced to change our business practices to attract and retain employees.

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. Certain proposals related to accounting for the grant of an employee stock option as an expense are currently under consideration by accounting standards organizations and governmental authorities. If such proposals are adopted, our net income and earnings per share will be negatively impacted. In particular, we would not have been profitable for the first half of fiscal 2004 if we had been required to expense options during that period. In addition, we may decide in response to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

We may require additional capital in the future, but that capital may not be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

Although we do not anticipate the need to raise additional capital during 2004 to fund our operations, we have historically needed to raise capital to fund our operating losses. We may incur operating losses in future quarters. Our forecasts are highly dependent on factors beyond our control, including market acceptance of our products and sales of handheld computers. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any sale of a substantial number of additional shares will cause dilution to our stockholders' investments and could also cause the market price of our Common Stock to fall.

(Index)

A significant portion of our revenue currently comes from two distributors, and any decrease in revenue from these distributors could harm our business.

A significant portion of our revenue comes from two distributors, Tech Data Corp. and Ingram Micro, Inc., which together represented approximately 42 percent of our worldwide revenue in the first six months of fiscal 2004, and 43 percent of our worldwide revenue in fiscal 2003. We expect that a significant portion of our revenue will continue to depend on sales to Tech Data Corp. and Ingram Micro, Inc. We do not have long-term commitments from Tech Data Corp. or Ingram Micro, Inc. to carry our products, and either could choose to stop selling some or all of our products at any time, and each of these companies also carry competitive products. If we lose our relationship with Tech Data Corp. or Ingram Micro, Inc., we could experience disruption and delays in marketing our products.

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
  We periodically face intense price competition, particularly when our competitors have excess inventories and discount their prices to clear their inventories; and

(Index)

  Certain original equipment manufacturers of personal computers, mobile phones and handheld computers may make our products less significant by incorporating built-in functions, such as Bluetooth wireless technology, WiFi, or bar code scanners into their products.Increased competition could result in price reductions, fewer customer orders, reduced margins, and loss of market share. Our failure to compete successfully against current or future competitors could harm our business, operating results, or financial condition.

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

(Index)

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

We expect to experience quarterly fluctuations in operating results in the future. We generally ship orders as received, and as a result we may have little backlog. Quarterly revenue and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast.

(Index)

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

We may be unable to manufacture our products, because we are dependent on a limited number of qualified suppliers for our components.

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

Export sales (sales to customers outside the United States) accounted for approximately 39 percent of our revenue in both the first six months of 2004 and in the fiscal year 2003. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of July 30, 2004, we had 30,104,865 shares of Common Stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 or S-8 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of July 30, 2004, we had 84,954 shares of Series F Preferred Stock outstanding that are convertible into 849,540 shares of Common Stock at $0.722 per share.

As of July 30, 2004, we had 6,572,556 shares subject to outstanding options under our stock option plans, and 950,160 shares were available for future issuance under the plans. We have registered the shares of Common Stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of July 30, 2004, we had warrants outstanding to purchase a total of 1,718,751 shares of our Common Stock at exercise prices ranging from $0.722 to $2.73. All such warrants may be exercised at any time, and the shares issuable upon exercise may be resold, either without restrictions or subject, in some cases, only to S-3 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2003 through July 30, 2004, our Common Stock price fluctuated between a high of $4.80 and a low of $0.65. The trading price of our Common Stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

(Index)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended June 30, 2004, a decline of 1% in interest rates would reduce our quarterly interest income by approximately $11,000.

Our bank credit line facilities of up to $4.0 million have variable interest rates based upon the lender's index rate plus 0.5% for both the domestic line (up to $2.5 million) and the international line (up to $1.5 million). Accordingly, interest rate increases would increase our interest expense on outstanding credit line balances. We utilized our credit line facility only at the end of each quarter in 2004 and each of the quarters in 2003, and therefore did not subject ourselves to interest rate exposure. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $10,000 for each $1 million of borrowings, if outstanding for the entire year, against our bank credit facility or a maximum of $40,000 if we utilized our entire credit line.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros, we pay the expenses of our European subsidiary in Euros, and we expect to enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. To date these balances have been small, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net assets and subsidiary expenses at the beginning, during and at the end of the quarter ended June 30, 2004, an adverse change of 10% in exchange rates would result in an increase in our net loss for the quarter of approximately $65,000. For the second quarter 2004 the total adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net loss of $33,000. In August 2004 we commenced hedging of European receivable balances denominated in Euros to reduce the foreign currency risk associated with these assets. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take additional actions to mitigate these risks.

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

(Index)

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company, held at the Company's Newark, California facilities on June 16, 2004, the stockholders elected seven directors to serve until the next annual meeting of stockholders (Item 1), ratified the appointment of Moss Adams LLP to serve as the independent public accountants of the Company for the fiscal year ending December 31, 2004 (Item 2), and approve the adoption of the 2004 Equity Incentive Plan (Item 3). Total voting shares on the record date of April 19, 2004 consisted of 30,025,600 common shares and 87,354 shares of Series F preferred stock issued and outstanding. Each share of common stock was entitled to one vote, and each share of Series F was entitled to ten votes, for a grand total of 30,899,140 voting shares. A total of 26,325,896 shares or 85.2% of outstanding shares were present or voting by proxy.

Results of the stockholder vote were as follows:

ITEM 1:	FOR	WITHHELD	RESULT
Election of Directors:
Charlie Bass (1)(3)	26,191,348	134,548	Elected
Kevin Mills	25,889,448	436,448	Elected
Micheal Gifford	26,191,648	134,248	Elected
Gianluca Rattazzi (2)(3)	25,680,848	645,048	Elected
Leon Malmed (1)(3)	25,679,848	646,048	Elected
Enzo Torresi (2)(3)	25,642,248	683,648	Elected
Peter Sealey (1)(3)	25,680,848	645,048	Elected
(1) Denotes member of Audit Committee
(2) Denotes member of Compensation Committee
(3) Denotes member of Nominating Committee

ITEM 2:	FOR	AGAINST	ABSTAIN	RESULT
Appoint Moss Adams LLP as the Company's independent auditors for the 2004 fiscal year. Required approval of a majority of votes cast for approval.	26,274,128	32,226	19,542	Approved

ITEM 3:	FOR	AGAINST	ABSTAIN	RESULT
Approval of the 2004 Equity Incentive Plan as described in the Annual Meeting Proxy. Required approval of a majority of votes cast for approval. (non-votes totaled 17,328,544)	6,118,093	2,612,186	267,073	Approved

(Index)

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 21, 2004, we filed a report on Form 8-K, furnishing to the SEC the Company's press release, dated April 21, 2004, announcing first quarter 2004 financial results.

(Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCKET COMMUNICATIONS, INC.
Registrant

Date: August 6, 2004	/s/ Kevin J. Mills
Kevin J. Mills President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 6, 2004	/s/ David W. Dunlap
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