Form 10-Q
period 2004-09-30
SOCKET COMMUNICATIONS INC
filed 2004-11-09
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2004

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

Number of shares of Common Stock ($0.001 par value) outstanding as of November 1, 2004 was 30,139,835 shares.

(Index)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2004 (Unaudited)	December 31, 2003*
ASSETS
Current assets:
Cash and cash equivalents	$ 5,895,569	$ 6,421,425
Accounts receivable, net	3,164,632	3,648,173
Inventories	3,177,602	1,736,966
Prepaid expenses and other current assets	273,581	210,172
Total current assets	12,511,384	12,016,736

Property and equipment:
Machinery and office equipment	1,876,185	1,699,660
Computer equipment	718,009	692,656
	2,594,194	2,392,316
Accumulated depreciation	(2,074,312)	(1,807,032)
Net property and equipment	519,882	585,284

Intangible technology, net	1,021,033	711,394
Goodwill	9,797,946	9,797,946
Other assets	154,638	154,267
Total assets	$ 24,004,883	$ 23,265,627

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 3,269,357	$ 3,057,007
Accrued payroll and related expenses	635,778	694,440
Bank line of credit	1,997,481	1,567,390
Deferred income on shipments to distributors	1,186,258	851,668
Current portion of capital leases and equipment financing notes	9,066	20,882
Note payable	--	504,714
Total current liabilities	7,097,940	6,696,101

Long term liabilities:
Long term portion of deferred rent and capital leases	80,861	71,191

Commitments and contingencies

Stockholders' equity:
Series F Convertible Preferred Stock, $0.001 par value: Authorized Shares - 276,269, Issued and outstanding shares - 83,823 at September 30, 2004 and 92,906 at December 31, 2003	84	93
Common stock, $0.001 par value: Authorized shares - 100,000,000, Issued and outstanding shares - 30,130,334 at September 30, 2004 and 29,827,029 at December 31, 2003	30,130	29,827
Additional paid-in capital	50,585,836	50,430,460
Accumulated deficit	(33,789,968)	(33,962,045)
Total stockholders' equity	16,826,082	16,498,335
Total liabilities and stockholders' equity	$ 24,004,883	$ 23,265,627
_________________________
*Derived from audited consolidated financial statements included in The Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities Exchange Commission.

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$ 6,203,748	$ 5,652,028	$ 19,678,167	$ 15,605,428
Cost of revenues	2,962,379	2,821,567	9,590,287	7,882,399
Gross profit	3,241,369	2,830,461	10,087,880	7,723,029

Operating expenses:
Research and development	906,234	866,111	2,740,031	2,580,262
Sales and marketing	1,423,404	1,363,754	4,412,005	3,875,381
General and administrative	711,290	656,240	2,454,475	2,066,787
Amortization of intangible technology	106,787	101,068	290,361	318,504
Total operating expenses	3,147,715	2,987,173	9,896,872	8,840,934
Operating income (loss)	93,654	(156,712)	191,008	(1,117,905)
Interest income and other	7,696	9,022	26,867	22,798
Interest expense	(371)	(15,332)	(7,893)	(63,087)

Net income (loss)	100,979	(163,022)	209,982	(1,158,194)
Preferred stock dividends	(12,288)	(29,605)	(37,905)	(119,864)
Preferred stock accretion	--	(79,401)	--	(565,307)
Net income (loss) applicable to common stockholders	$ 88,691	$ (272,028)	$ 172,077	$ (1,843,365)
Net income (loss) per share applicable to common stockholders
Basic	$ 0.00	$ (0.01)	$ 0.01	$ (0.07)
Diluted	$ 0.00	$ (0.01)	$ 0.01	$ (0.07)
Weighted average shares outstanding
Basic	30,111,484	27,127,580	30,035,076	25,289,212
Diluted	33,951,172	27,127,580	34,120,841	25,289,212

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2004	2003
Operating activities
Net income (loss)	$ 209,982	$ (1,158,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	341,877	440,793
Net (gain) loss on foreign currency translations	35,416	(38,422)
Gain on forward exchange contract	(55,430)	(73,270)
Foreign currency exchange loss on note payable	61,421	62,750
Amortization of intangibles	290,361	318,504
Change in deferred rent	16,510	--

Changes in operating assets and liabilities:
Accounts receivable	443,781	(995,114)
Inventories	(1,440,636)	630,779
Prepaid expenses	(124,830)	37,889
Other assets	(371)	32,437
Accounts payable and accrued expenses	199,935	(684,746)
Accrued payroll and related expenses	(58,662)	209,598
Deferred revenue	334,590	266,413
Net cash provided by (used in) operating activities	253,944	(950,583)

Investing activities
Purchase of equipment	(276,475)	(212,473)
Acquisition of patent	(600,000)	--
Net cash used in investing activities	(876,475)	(212,473)

Financing activities
Payments on capital leases and equipment financing notes, net	(18,656)	(23,237)
Payments on notes payable	(449,284)	(934,801)
Gross proceeds from sale of foreign exchange contract	--	310,800
Gross proceeds from bank lines of credit	8,417,447	4,662,491
Gross payments on bank lines of credit	(7,987,356)	(4,921,501)
Proceeds from stock options exercised	74,291	27,641
Proceeds from warrants exercised	81,379	301,612
Net proceeds from sale of preferred stock and warrants to purchase common stock	--	1,507,605
Net proceeds from sale of common stock and warrants to purchase common stock	--	3,674,503
Redemption payments on Series E redeemable convertible preferred stock	--	(200,000)
Dividends paid	(25,617)	(51,551)
Net cash provided by (used in ) financing activities	92,204	4,353,562

Effect of exchange rate changes on cash and cash equivalents	4,471	31,196
Net increase (decrease) in cash and cash equivalents	(525,856)	3,221,702

Cash and cash equivalents at beginning of period	6,421,425	3,146,483
Cash and cash equivalents at end of period	$ 5,895,569	$ 6,368,185

Supplemental cash flow information
Cash paid for interest	$ 7,363	$ 63,087
Dividends paid in common stock	$ 39,923	$ 39,923
Warrants issued in conjunction with preferred stock financing	$ --	$ 366,333
Warrants issued in conjunction with common stock financing	$ --	$ 446,330
Conversion of Series E preferred stock to common stock	$ --	$ 800,000
Conversion of Series F preferred stock to common stock	$ 65,568	$ 1,022,528

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

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and the Company has adopted the disclosure-only alternative described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, the Company generally does not record compensation expense because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Pro forma information regarding net loss and loss per share available to common shareholders is required by SFAS 123, and such information has been determined as if the Company had accounted for its employee stock options under the fair value method.

(Index)

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) applicable to common shareholders, as reported	$ 88,691	$ (272,028)	$ 172,077	$ (1,843,365)
Stock-based employee compensation expense determined under fair value based method	(574,074)	(632,394)	(2,040,257)	(1,778,997)
Pro forma net loss applicable to common shareholders	$ (485,383)	$ (904,422)	$ (1,868,180)	$ (3,622,362)
Basic net income (loss) per share, as reported	$ 0.00	$ (0.01)	$ 0.01	$ (0.07)
Diluted net income (loss) per share, as reported	$ 0.00	$ (0.01)	$ 0.01	$ (0.07)
Pro forma basic and diluted net loss per share	$ (0.02)	$ (0.03)	$ (0.06)	$ (0.14)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. Weighted average assumptions for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rate (%)	2.93%	2.75%	2.93%	3.36%
Dividend yield	--	--	--	--
Volatility factor	1.4	1.3	1.4	1.4
Expected option life (years)	4.5	6.5	4.5	6.5

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

(Index)

NOTE 3 - Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	September 30, 2004	December 31, 2003
Raw materials and sub-assemblies	$ 2,751,594	$ 1,470,538
Finished goods	426,008	266,428
Total inventory	$ 3,177,602	$ 1,736,966

NOTE 4 - Bank Financing Arrangements

On March 5, 2004, the Company entered into a new credit agreement with a bank, which will expire on March 5, 2006. This new credit agreement replaced the credit agreement previously in effect. The credit facility under the new credit agreement allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables, $2,500,000 and $1,500,000, respectively, at the lender's index rate based on prime plus 0.5%. The rates in effect at September 30, 2004 were 5.25% on both the domestic and international lines. At September 30, 2004, outstanding amounts borrowed under the lines were $1,258,405 and $739,076, respectively, which were the approximate amounts available on the lines. These amounts outstanding at September 30, 2004 were repaid in October 2004. Under the new credit agreement, the Company must maintain quarterly minimum tangible net worth equal to $5,000,000, plus 75% of quarterly net profits beginning March 31, 2004. The Company was in compliance with this requirement at the end of the third quarter.

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

(Index)

The Series F Preferred Stock automatically converts into common stock three years after sale and automatically converts earlier in the event of a merger or consolidation of the Company, subject to certain conditions. The holders of Series F Preferred Stock have voting rights equal to the number of shares of common stock issuable upon conversion. In the event of liquidation, holders of Series F Preferred Stock are entitled to liquidation preferences over common stockholders equal to their initial investment plus all accrued but unpaid dividends. Dividends accrue at the rate of 8% per annum and are payable quarterly in cash or in common stock, at the option of the Company. Dividends for the three and nine months ended September 30, 2004 were $12,288, and $37,905, respectively, which were paid in cash subsequent to each of the respective quarters. Dividends for the three and nine months ended September 30, 2003 were $28,500, and $72,774, respectively. Additional dividends for the three and nine months ended September 30, 2003 related to Series E Redeemable Convertible Preferred Stock were $1,105 and $47,090, respectively. During the third quarter of 2004, holders of 1,131 shares of Series F Preferred Stock elected to convert their shares into 11,310 shares of common stock, leaving 83,823 shares of Series F Preferred Stock outstanding at September 30, 2004.

NOTE 6 - Intangible Assets

On July 15, 2004 the Company acquired U.S. Patent 5,902,991 entitled Card Shaped Computer Peripheral Device from Khyber Technologies, Inc. The patent covers the design and functioning of plug-in bar code scanners, bar code imagers and RFID products. The patent was purchased for $600,000 and has been capitalized as an intangible asset. The patent will be amortized on a straight line basis over a ten year period. Khyber Technologies also agreed to discontinue the patent infringement litigation it initiated in June 2003.

During the first quarter of 2002, the Company acquired intangible assets in conjunction with the acquisition of Nokia's CompactFlash Bluetooth Card business and related product line technology. These intangible assets were valued at $980,000, and consist of purchased technology and a licensing agreement. Estimated useful lives of the acquired assets ranged from one to three years. Intangible assets of $835,125 from a prior acquisition in 2000 consist of developed software and technology, and have estimated lives ranging form 2.5 to 8.5 years.

Amortization of these intangible assets for the three and nine months ended September 30, 2004 were $106,787 and $290,361 compared to $101,068 and $318,504 for the same periods in 2003.

(Index)

Intangible assets as of September 30, 2004 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Project management tools	$ 570,750	$ (268,588)	$ 302,162
Development software	111,375	(111,375)	--
Schematic library	153,000	(153,000)	--
Bluetooth CompactFlash technology	900,000	(766,129)	133,871
Licensing agreement	80,000	(80,000)	--
Patent	600,000	(15,000)	585,000
Definite lived intangible assets	2,415,125	(1,394,092)	$ 1,021,033

Based on definite lived intangible assets recorded at September 30, 2004, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2004 (three months remaining)	$ 106,787
2005	186,017
2007	127,147
2007	127,147
2008 and beyond	473,935
$ 1,021,033

(Index)

NOTE 7 - Net Loss Per Share

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$ 100,979	$ (163,022)	$ 209,982	$ (1,158,194)
Preferred stock dividends	(12,288)	(29,605)	(37,905)	$ (119,864)
Preferred stock accretion	--	(79,401)	--	$ (565,307)
Net income (loss) applicable to common stockholders	$ 88,691	$ (272,028)	$ 172,077	$ (1,843,365)
Denominator:
Weighted average common shares outstanding used in computing net income (loss) per share
Basic	30,111,484	27,127,580	30,035,609	25,289,212
Diluted	33,951,172	27,127,580	34,120,841	25,289,212
Basic net income (loss) per share	$ 0.00	$ (0.01)	$ 0.01	$ (0.07)
Diluted net income (loss) per share	$ 0.00	$ (0.01)	$ 0.01	$ (0.07)

For the 2003 periods presented the diluted net loss per share is equivalent to the basic net loss per share because the Company experienced losses in these quarters, and thus a potential 9,624,986 shares of common stock from the exercise of stock options, warrants, and conversion of preferred stock at September 30, 2003 have been omitted from the net loss per share calculation as their effect is antidilutive.

NOTE 8 - Income Taxes

There were no provisions for federal or state income taxes for the three and nine months ended September 30, 2004 and 2003. The Company has incurred net operating losses in all periods prior to the first quarter 2004. Earnings in the three and nine months ended September 30, 2004 are not material, and continued earnings are not assured. The Company has maintained a full valuation allowance for all deferred tax assets.

(Index)

NOTE 9 - Segment Information

The Company operates in one segment, connection solutions for mobile computers and other electronic devices. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Information regarding geographic areas for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2004	2003	2004	2003
United States	$ 4,254,279	$ 3,339,676	$ 12,487,354	$ 9,304,321
South Korea	278,578	782,915	853,007	1,645,258
Europe	1,122,067	1,155,123	4,681,863	3,466,129
Other Asia and rest of world	548,824	374,314	1,655,943	1,189,720
Total revenues	$ 6,203,748	$ 5,652,028	$ 19,678,167	$ 15,605,428

Export revenues are attributable to countries based on the location of the customers. The Company does not hold any significant long-lived assets in foreign locations.

The customers who account for at least 10% of total revenues during the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Tech Data	34%	31%	29%	27%
Ingram Micro	13%	13%	15%	14%

NOTE 10 - Related Party

The Company purchases engineering design and consulting services from Impact Zone. Impact Zone's principal stockholder, Dale Gifford, is a sibling of Michael L. Gifford, Executive Vice President and Director of Socket. The Company had no outstanding accounts payable due to Impact Zone at September 30, 2004 and 2003. The Company received no services during the nine months ended September 30, 2004 and the three months ended September 30, 2003. The Company received services valued at $106,250 for the nine months ended September 30, 2003.

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

Revenues

We design, manufacture and sell products for connecting handheld and notebook computers to computer networks and peripherals, and bar code products for data collection using handheld and notebook computers. Total revenues for the three and nine months ended September 30, 2004 of $6.2 million and $19.7 million, respectively, represented increases of 10% and 26% over revenues of $5.7 million and $15.6 million, respectively, for the corresponding periods a year ago.

Our products cover a wide range of connection solutions in four product families:

  Our bar code scanning products plug into or connect wirelessly to handheld or notebook computers and turn handheld or notebook computers into mobile bar code scanners that can be used in mobile environments. Our bar code products include the In-Hand Scan card, which is a laser scanner incorporated into a CompactFlash card, the SDIO In-Hand Scan card, our In-Hand Scan Imager card, our bar code laser scanner system which is a laser gun attached via a cord to a CompactFlash card with PC adapter, and our Bluetooth cordless hand scanner.
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

Our bar code scanning product revenues were $2.8 million for the three months ended September 30, 2004 compared to $1.9 million for the same period one year ago. Revenue growth for the comparable three months of $0.7 million was due to our SDIO In-Hand Scan card, which began shipping to customers in the third quarter of 2003, and growth of $0.3 million from custom bar code product sales, partially offset by declines in sales of our In-Hand Scan Imager. Our bar code scanning product revenues were $7.6 million for the nine month period ended September 30, 2004 compared to $4.7 million for the same period one year ago. Revenue growth in the first nine months of 2004 of $0.8 million was due to our primary scanning product, the In-Hand Scan card, and growth of $2.4 million from our SDIO In-Hand Scan card partially offset by declines from our bar code laser scanner system. Our scanning products are sold both through general distribution and through value added resellers who contract with customers to provide scanning solutions. Our products are becoming more widely adopted by the value added reseller community for light duty portable scanning.

Our network connection product revenues were $1.6 million for the three months ended September 30, 2004 compared to $2.3 million for the same period one year ago. Revenue declines for the comparable three months included $0.5 million resulting from delays in shipping our new Cordless GPS receiver, and flat or slight declines in our other connection products in the third quarter of 2004. Our network connection product revenues were $6.5 million for the nine months ended September 30, 2004 compared to $6.2 million for the same period a year ago. Revenue growth in the comparable nine months of 2004 of $0.6 million in our Wireless LAN product line were from our Secure Digital IO (SDIO) Wireless LAN card, which began shipping in the third quarter of 2003. Additional revenue growth of $0.5 million in our Bluetooth plug-in card product line was primarily attributed to our SDIO Bluetooth plug-in card, which began shipping in only modest quantities in the comparable period of 2003, and revenue growth of $0.2 million from sales of our modem cards. Revenue growth from these products were partially offset by declines in revenue of $0.8 million from our Bluetooth GPS receiver with navigation kit due primarily to delays in shipping our new GPS, and modest declines of $0.2 million in revenue from our digital phone cards and Ethernet plug-in cards.

(Index)

Our peripheral connection card revenues were $1.0 million for the three months ended September 30, 2004 compared to $0.9 million for the same period one year ago. The revenue increase for the comparable three months was due primarily to sales of our cordless Bluetooth serial adapter, which began shipping in the third quarter of 2003. Our peripheral connection card revenues were $2.9 million for the nine months ended September 30, 2004 compared to $2.8 million for the same period one year ago. The revenue increase for the comparable nine month periods resulted from an increase of $0.2 million in sales of our cordless Bluetooth serial adapter offset by declines in sales volumes for both our standard serial PC Card products and custom serial card sales.

Our embedded products and services revenues were $0.8 million for the three months ended September 30, 2004 compared to $0.6 million for the same period a year ago. Revenues were $2.7 million for the nine months ended September 30, 2004, compared to $1.9 million for the same period a year ago. Revenue growth in the comparable three and nine month periods of $0.4 million and $1.2 million, respectively, was due to increased sales of our embedded Bluetooth modules and cards. Partially offsetting these increases were declines in the sales of our proprietary ASIC chip in each of the comparable periods.

Gross Margins

Gross margins for the three and nine month periods ended September 30, 2004 were 52% and 51%, respectively, compared to margins of 50% and 49% for the comparable periods in 2003. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Cost reductions on several of our products, including our Bluetooth modules and Bluetooth cards, our modems, and additional cost reductions on our third generation lower cost proprietary ASIC chip which we introduced in the third quarter of 2003 resulted in improved margins for the three and nine month periods in 2004 compared to the same periods one year ago.

Research and Development Expense

Research and development expense for the three months ended September 30, 2004 was $0.9 million, an increase of 5% compared to research and development expense for the corresponding period one year ago. Increases in the third quarter were primarily in consulting and professional fees and personnel expenses, which were partially offset by reductions in outside services compared to the same quarter a year ago. Research and development expense for the nine months ended September 30, 2004 was $2.7 million, an increase of 6% compared to research and development expense of $2.6 million for the corresponding period one year ago. Increases for the comparable nine month periods were primarily in outside services and payroll partially offset by lower consulting and professional fees and reduced engineering supplies expense from the completion of the development of a new proprietary ASIC chip at the end of the first quarter of 2003. Expenses are expected to moderately increase in the fourth quarter.

(Index)

Sales and Marketing Expense

Sales and marketing expense for the three months ended September 30, 2004 was $1.4 million, an increase of 4% compared to sales and marketing expense in the corresponding period one year ago. Increases in the comparable three month periods were primarily from increased levels of advertising and promotion, and travel. Sales and marketing expense for the nine month period ended September 30, 2004 was $4.4 million, an increase of 14% compared to sales and marketing expense of $3.9 million in the corresponding period one year ago. Increases in the comparable nine month periods was due to increased staffing of sales and marketing personnel beginning in the second half of 2003, increased advertising and promotional activities, travel, and outside sales and marketing services, partially offset by reductions in occupancy costs. Expenses are expected to moderately increase in the fourth quarter.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2004 was $0.7 million, an increase of 8% compared to the general and administrative expense in the corresponding period one year ago. General and administrative expense for the nine months ended September 30, 2004 was $2.5 million, an increase of 19% compared to general and administrative expense of $2.1 million for the same period one year ago. The increase for the comparable periods is primarily due to increased legal and professional fees related to our response to the patent infringement complaint filed by Khyber Technologies Corporation in June 2003. In July 2004 we purchased the related patent from Khyber Technologies, and they agreed to discontinue litigation. Partially offsetting these fees were reductions in legal and professional fees related to general corporate matters from a lower level of activity in 2004 compared to the same periods in 2003. Expenses are expected to remain at similar levels in the fourth quarter.

Amortization of Goodwill and Intangibles

On July 15, 2004 the Company acquired U.S. Patent 5,902,991 entitled Card Shaped Computer Peripheral Device from Khyber Technologies, Inc. The patent covers the design and functioning of plug-in bar code scanners, bar code imagers and RFID products. The patent was purchased for $600,000 and has been capitalized as an intangible asset. The patent will be amortized on a straight line basis over a ten year period. Amortization charges for the three months ended September 30, 2004 were $15,000.

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

(Index)

Amortization charges for the three and nine month periods ended September 30, 2004 and 2003 were $75,000 and $225,000, respectively.

In October 2000, the Company acquired 3rd Rail Engineering, an engineering services firm specializing in engineering design and integration services of embedded systems for Windows CE and other operating system environments. The acquisition was valued at $11.3 million, of which approximately $1.1 million was attributed to intellectual property. The intellectual property is being amortized over estimated useful lives of 3 to 8 years. Amortization charges for the three months ended September 30, 2004 were $17,000 compared to $26,000 for the same period one year ago. Amortization charges for the nine months ended September 30, 2004 were $50,000 compared to $94,000 for the same period one year ago. The lower amortization charges in 2004 are due to components of intangible property becoming fully amortized.

Interest Income and Other, Interest Expense

Interest income reflects interest earned on cash balances. Interest income for the three month period ended September 30, 2004 was $7,700 compared to $7,600 for the same period one year ago. Interest income for the nine month period ended September 30, 2004 was $26,400 compared to $12,300 for the same period one year ago. Increased interest income reflects higher average levels of cash on hand during 2004 compared to the same periods in 2003. Higher levels of cash on hand in 2004 were primarily from our offering of common stock in August 2003. Other income for the nine months ended September 30, 2004 included $500 of net currency gains on the Euro note payable to Nokia partially offset by the loss on the foreign currency contracts. Other income of $1,400 and $10,500, respectively, for the three and nine month periods ended September 30, 2003 was the result of net currency gains on foreign currency contracts partially offset by a currency loss on the Euro note payable to Nokia.

Interest expense for the three month period ended September 30, 2004 was $400 compared to $15,300 for the same period one year ago. Interest expense for the nine month period ended September 30, 2004 was $7,900 compared to $63,000 for the same period one year ago. Interest expense is related to interest on equipment lease financing obligations assumed from 3rd Rail Engineering, and interest on the outstanding note payable balance due to Nokia for acquisition of its Bluetooth CompactFlash Card business and related product line technology in March 2002. Lower interest expense in 2004 reflects lower note payable balances in 2004 compared to the same periods in 2003. The final payment on the note payable to Nokia was made in April 2004.

Preferred Stock Dividends and Accretion of Preferred Stock

Preferred stock dividends for the three and nine months ended September 30, 2004 reflect dividends of $12,300 and $37,900, respectively, accrued at the rate of 8% per annum on Series F Preferred Stock issued in March 2003. Dividends for each of the quarters in 2004 were paid in cash subsequent to the quarter. Preferred stock dividends for the three and nine months ended September 30, 2003, reflect dividends of $28,500 and $72,800, respectively on Series F Preferred Stock, and dividends of $1,100 and $47,200, respectively, accrued at the rate of 12% per annum on Series E redeemable convertible preferred stock issued in October 2002. Dividends for Series E were paid in cash for each of the three quarters of 2003. Dividends for Series F for the first and third quarters were paid in cash, and for the second quarter were paid in common stock. Preferred stock accretion for the three and nine months ended September 30, 2003 was $79,400 and $268,800, respectively, arising from the accounting for the redemption of the Series E issuance, and a one time accretion charge in the first quarter of $296,500 reflecting the discount from market after giving effect to an allocation to the investor warrants of $296,500 of the proceeds of the Series F issuance.

(Index)

Income Taxes

There were no provisions for federal or state income taxes as the Company has incurred net operating losses prior to 2004, earnings in the first nine months of 2004 have not been material, and continued earnings are not assured. The Company has maintained a full valuation allowance for all deferred tax assets.

Liquidity and Capital Resources

The first three quarters of 2004 are our first profitable quarters in our history. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $51 million in equity capital. Prior to the first quarter of 2004 we incurred significant quarterly and annual operating losses in every fiscal period, and although the first three quarters of 2004 have been profitable, continued ongoing profitability is not assured.

Cash provided from operating activities was $0.3 million in the first nine months of 2004 compared to cash used in operating activities of $1.0 million in the same period one year ago. The source of cash in 2004 resulted from our net income of $0.2 million in the first nine months of 2004, and the use of cash in 2003 resulted from financing our net loss of $1.2 million in the first nine months of 2003. Adjustments for non-cash items, including depreciation and amortization, amortization of intangibles, gains on foreign currency forward exchange contracts, and foreign currency losses on the Euro note payable to Nokia totaled a positive $0.7 million in both the first nine months of 2004 and 2003. Changes in working capital balances resulted in a use of cash of $0.6 million in the first nine months of 2004, which was primarily from increases in inventories and prepaid expenses, partially offset by reductions in accounts receivables and increases in deferred revenue and payables. Changes in working capital balances resulted in a use of cash of $0.5 million in the first nine months of 2003, which was primarily from increases in accounts receivables and decreases in payables partially offset by decreases in inventories and increases in deferred revenue and accrued payroll and related expenses.

Cash used in investing activities was $0.9 million in the first nine months of 2004 compared to $0.2 million in the first nine months of 2003. Investing activities in the first nine months of 2004 primarily reflect the purchase costs of a patent of $0.6 million in July of 2004. Additional investing activities in both 2004 and 2003 reflect the costs of new computer hardware and software, and tooling costs.

(Index)

Cash provided by financing activities in the first nine months of 2004 and 2003 was $0.1 million and $4.4 million, respectively. Financing activities in 2004 consist primarily of a net increase in the amounts drawn on our bank lines of credit at the end of the quarter and proceeds from the exercise of stock options and warrants, partially offset by payments on the note payable to Nokia. In April of 2004 the Company made the final payment on the note payable to Nokia. Financing activities in 2003 consisted primarily of the net proceeds from the issuance of Series F Preferred Stock, net proceeds from the issuance of common stock, the exercise of previously issued warrants, and proceeds from the sales of foreign exchange contracts, partially offset by payments on the note payable to Nokia, redemption payments made on the Series E redeemable convertible preferred stock, and reductions of the amount outstanding under our bank lines of credit.

Our cash balances as of September 30, 2004 were $5.9 million including cash of $2.0 million drawn against our bank line of credit. In March 2004 we entered into a new bank line of credit agreement which expires on March 5, 2006. We have warrants outstanding from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. We believe our existing cash, plus our ability to reduce costs, and the new bank line will be sufficient to meet our funding requirements at least through September 30, 2005. If we maintain and increase profitability from revenue growth, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increasing expenses including more employees to support our growth and increases in the cost of salaries, benefits, and related support costs for employees. If we cannot maintain profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. Should the need arise, we cannot assure you that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Although we do not anticipate the need to raise additional capital during this time to fund operations, we may raise additional capital if market conditions are appropriate.

The Company's contractual cash obligations at September 30, 2004 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Capitalized leases	$ 29,000	$ 9,000	$ 19,000	$ 1,000	$ --
Operating leases	1,105,000	476,000	629,000	--	--
Unconditional purchase obligations with contract manufacturers	1,223,000	1,223,000	--	--	--
Total contractual cash obligations	$ 2,357,000	$ 1,708,000	$ 648,000	$ 1,000	$ --

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

(Index)

Other Factors Affecting Future Operations

We have a history of operating losses, and may not achieve ongoing profitability.

Prior to 2004 we incurred significant operating losses in each financial period since our inception. For the fiscal year ended December 31, 2003 we incurred net losses of $1,249,900. To maintain profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

If we are required to expense options granted under our employee stock plans as compensation, our net income and earnings per share would be significantly reduced, and we may be forced to change our business practices to attract and retain employees.

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. Certain proposals related to accounting for the grant of an employee stock option as an expense are currently under consideration by accounting standards organizations and governmental authorities. If such proposals are adopted, our net income and earnings per share will be negatively impacted. In particular, we would not have been profitable for the first nine months of fiscal 2004 if we had been required to expense options during that period. In addition, we may decide in response to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

We may require additional capital in the future, but that capital may not be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

Although we do not anticipate the need to raise additional capital during the next twelve months to fund our operations, we may incur operating losses in future quarters and may need to raise capital to fund these losses. Our forecasts are highly dependent on factors beyond our control, including market acceptance of our products and sales of handheld computers. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any sale of a substantial number of additional shares will cause dilution to our stockholders' investments and could also cause the market price of our Common Stock to fall.

(Index)

A significant portion of our revenue currently comes from two distributors, and any decrease in revenue from these distributors could harm our business.

A significant portion of our revenue comes from two distributors, Tech Data Corp. and Ingram Micro, Inc., which together represented approximately 44 percent of our worldwide revenue in the first nine months of fiscal 2004, and 43 percent of our worldwide revenue in fiscal 2003. We expect that a significant portion of our revenue will continue to depend on sales to Tech Data Corp. and Ingram Micro, Inc. We do not have long-term commitments from Tech Data Corp. or Ingram Micro, Inc. to carry our products, and either could choose to stop selling some or all of our products at any time, and each of these companies also carry competitive products. If we lose our relationship with Tech Data Corp. or Ingram Micro, Inc., we could experience disruption and delays in marketing our products.

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

Many of our products use new technologies, such as the Bluetooth wireless standard, RFID, and 2D bar code scanning, which are not yet widely adopted in the market. If these technologies fail to become widespread, our sales will suffer.

If third parties do not produce and sell innovative products with which our products are compatible, we may not achieve our sales projections.

Our success is dependent upon the ability of third parties in the mobile personal computer industry to complete development of products that include or are compatible with our technology and then to sell these products into the marketplace. Our ability to generate increased revenue depends significantly on the commercial success of Windows-powered handheld devices, particularly the Pocket PC, and other devices, such as the line of handhelds with expansion options offered by Palm. If manufacturers are unable or choose not to ship new products such as Pocket PC and other Windows-powered devices or Palm devices on schedule, or if these products fail to achieve or maintain market acceptance, the number of our potential new customers would be reduced and we would not be able to meet our sales expectations.

(Index)

We could face increased competition in the future, which would adversely affect our financial performance.

The market for handheld computers in which we operate is very competitive. Our future financial performance is contingent on a number of unpredictable factors, including that:

  Some of our competitors have greater financial, marketing, and technical resources than we do;
  We periodically face intense price competition, particularly when our competitors have excess inventories and discount their prices to clear their inventories; and
  Certain original equipment manufacturers of personal computers, mobile phones and handheld computers may make our products less significant by incorporating built-in functions, such as Bluetooth wireless technology, WiFi, or bar code scanners into their products.

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

Our agreements with distributors, resellers, retailers and original equipment manufacturers are generally nonexclusive and may be terminated on short notice by them without cause. Our distributors, resellers, retailers and original equipment manufacturers are not within our control, are not obligated to purchase products from us, and may offer competitive lines of products simultaneously. Sales growth is contingent in part on our ability to enter into additional distribution relationships and expand our retail sales channels. We cannot predict whether we will be successful in establishing new distribution relationships, expanding our retail sales channels or maintaining our existing relationships. A failure to enter into new distribution relationships or to expand our retail sales channels could adversely impact our ability to grow our sales.

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

  the demand for our products;
  the size and timing of customer orders;
  unanticipated delays or problems in our introduction of our new products and product enhancements;
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

A number of our officers and senior managers have been employed for nine to twelve years by us, including our President, Chief Financial Officer, Chief Technical Officer, Vice President of Marketing, and Senior Vice President for Business Development/General Manager Embedded Systems Group. Our future success will depend upon the continued service of key officers and senior managers. Competition for officers and senior managers is intense, and there can be no assurance that we will be able to retain our existing senior personnel. The loss of key senior personnel could adversely affect our ability to compete.

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

Export sales (sales to customers outside the United States) accounted for approximately 37% of our revenue in the first nine months of 2004 and 39% in the fiscal year 2003. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of November 1, 2004, we had 30,139,835 shares of Common Stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 or S-8 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of November 1, 2004, we had 83,823 shares of Series F Preferred Stock outstanding that are convertible into 838,230 shares of Common Stock at $0.722 per share.

As of November 1, 2004, we had 6,548,397 shares subject to outstanding options under our stock option plans, and 950,160 shares were available for future issuance under the plans. We have registered the shares of Common Stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of November 1, 2004, we had warrants outstanding to purchase a total of 1,718,105 shares of our Common Stock at exercise prices ranging from $0.722 to $2.73. All such warrants may be exercised at any time, and the shares issuable upon exercise may be resold, either without restrictions or subject, in some cases, only to S-3 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2003 through November 1, 2004, our Common Stock price fluctuated between a high of $4.80 and a low of $0.65. The trading price of our Common Stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

(Index)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended September 30, 2004, a decline of 1% in interest rates would reduce our quarterly interest income by approximately $9,700.

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

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros, we pay the expenses of our European subsidiary in Euros, and we expect to enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. To date these balances have been small, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net assets and subsidiary expenses at the beginning, during and at the end of the quarter ended September 30, 2004, an adverse change of 10% in exchange rates would result in an increase in our net loss for the quarter of approximately $49,000. For the third quarter 2004 the total adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net gain of $10,000. In August 2004 we commenced hedging of European receivable balances denominated in Euros to reduce the foreign currency risk associated with these assets. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take additional actions to mitigate these risks.

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

SOCKET COMMUNICATIONS, INC.
Registrant

Date: November 8, 2004	/s/ Kevin J. Mills
Kevin J. Mills President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 8, 2004	/s/ David W. Dunlap
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

(Index)

Exhibit 31.1

CERTIFICATIONS

I, Kevin J. Mills, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Socket Communications, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

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

Date: November 8, 2004	By: /s/ Kevin J. Mills
Name: Kevin J. Mills Title: President and Chief Executive Officer (Principal Executive Officer)

(Index)

I, David W. Dunlap, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Socket Communications, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

Date: November 8, 2004	By: /s/ David W. Dunlap
Name: David W. Dunlap Title: Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer)

(Index)

Exhibit 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin J. Mills, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Socket Communications, Inc. on Form 10-Q for the quarter ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Socket Communications, Inc.

By: /s/ Kevin J. Mills
Name: Kevin J. Mills Title: President and Chief Executive Officer (Principal Executive Officer) Date: November 8, 2004

I, David W. Dunlap, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Socket Communications, Inc. on Form 10-Q for the quarter ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Socket Communications, Inc.

By: /s/ David W. Dunlap
Name: David W. Dunlap Title: Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer) Date: November 8, 2004