Form 10-K
period 2004-12-31
SOCKET COMMUNICATIONS INC
filed 2005-03-15
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2004

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). YES [X] NO [ ]

Aggregate market value of Common Stock ($0.001 par value) held by non-affiliates on June 30, 2004 based on the closing price on such date: $80,062,268. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

Number of shares of Common Stock ($0.001 par value) outstanding as of March 11, 2005 was 30,157,893 shares.

Documents Incorporated by Reference:

Items 10, 11, 12, 13, and 14 of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 2005. Such Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management's beliefs, and assumptions made by management. Words such as "may," "will," "predicts," "anticipates," "expects," "intends," "plans," believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Factors that might cause such a difference include, but are not limited to, statements forecasting future financial results and operating activities, market acceptance of our products, expectations for general market growth of handheld computers and other mobile computing devices, growth in demand for our products, expansion of the markets that we serve, expansion of the distribution channels for our products, adoption of our embedded products by third-party manufacturers of electronic devices, and the timing of the introduction and availability of new products, as well as those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such factors include but are not limited to, the risk of delays in the availability of new products due to technological, market or financial factors including the availability of necessary working capital, our ability to successfully introduce and market future products, our ability to effectively manage and contain our operating costs, the availability of announced handheld computer hardware and software, product delays associated with new model introductions and product changeovers, continued growth in demand for handheld computers, market acceptance of emerging standards such as Bluetooth and Wireless LAN and of our related connection and data collection products, the ability of our strategic partnerships to benefit our business as expected, our ability to enter into additional distribution relationships, or other factors described in this Form 10-K including "Other Factors Affecting Future Operations" and recent 10-Q reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Item 1. Business

The Company

We design, manufacture and sell data collection and connectivity products for mobile electronic devices. Our products employ innovative designs that reduce battery power consumption and make them easy to install and use. Our data collection products are designed to collect data on handheld computers, tablet computers, notebook computers and Smartphones using bar code scanning and Radio Frequency Identification (RFID) technologies. Our connectivity products are designed to connect handheld computers, tablet computers, notebook computers and Smartphones to the Internet, to local area computer networks, to wide area computer networks, and to other peripheral devices through both wireless and cable connections. We also offer serial products that connect electronic devices and embedded products that are designed to be installed inside third party mobile electronic devices. Our products are designed for use with a broad range of mobile devices that support standard expansion mechanisms using Windows Mobile, Windows CE, Windows XP, Palm Source, J2ME (used by Research-In-Motion on its Blackberry handheld computers) or Symbian 60 and 80 operating systems. The standard expansion mechanisms we support include slots for plug-in cards in the CompactFlash, PC Card, and Secure Digital Input/Output (SDIO) form factors and Bluetooth®, a short range wireless connection technology. We believe that growth in the mobile workforce, combined with technical advances and cost reductions in mobile devices and networking technologies, is driving broader adoption of mobile data communications. Our products are designed to address the growing need for mobile workforce connectivity by enabling the use of handheld devices to extend data communications capabilities beyond location-dependent wired networks or telephone lines, thereby enabling mobile computer users to enhance their productivity, exploit time sensitive opportunities and improve customer satisfaction. Our products integrate hardware, software and services into complete mobile connectivity solutions.

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

Products

Our products may be classified into four broad product families:

  Data collection products;
  Connectivity products;
  Embedded products and services; and
  Serial products

Our data collection products consist of bar code scanning products that plug into or connect wirelessly to handheld computers, tablet computers, notebook computers and Smartphones and turn these devices into portable bar code scanners that can be used in various retail and industrial workplaces. We have developed extensive bar code scanning software called SocketScan that supports all of our bar code scanning products, and have software developer kits that assist developers in integrating our SocketScan software into their applications. Our bar code scanning products include CompactFlash and SDIO plug-in bar code scanners for linear and two-dimensional bar code scanning, a laser bar code scanning gun connected over a cabled plug-in connection, and a stand alone hand bar code scanner that connects using the Bluetooth standard for short-range wireless connectivity. We are also developing plug-in products to read Radio Frequency Identification (RFID) tags using our SocketScan software and have released a software developers kit to assist developers in developing applications using our RFID products. Data collection products represented approximately 40 percent of our revenue for the year ended December 31, 2004.

Our connectivity products are connection devices that can be plugged into standard expansion slots in handheld computers, tablet computers, notebook computers and Smartphones or connect to these devices over wireless and wired connections. These products allow users to connect their devices to the Internet via mobile or wired phone services, or to private networks, or to communicate with other electronic devices such as desktop computers, other handheld, tablet and notebook computers, Smartphones and printers. Wireless connection products include plug-in cards using the Bluetooth standard for short-range wireless connectivity, and plug-in cards for connecting to local wireless networks using the Wireless LAN 802.11b (or Wi-Fi) standard along with extensive communications software enabling the use of these products. Cable connection products include modems for telephone connections and Ethernet cards for local area network connections. Our Bluetooth technology products are of two types, those that add Bluetooth technology to mobile devices, and those that work with devices that are Bluetooth-enabled. Those that add Bluetooth technology include our CompactFlash and SDIO Bluetooth plug-in cards, our Bluetooth embedded modules, and our Bluetooth USB adapter for Windows notebooks and desktops. Bluetooth functions are becoming more widely built into mobile devices which will reduce demand for this category of product. Connectivity products which utilize Bluetooth as a connection mechanism and work with other Bluetooth-enabled products consist of our Cordless GPS receiver and our Cordless modem. Our GPS receiver collects and sends satellite positioning signals to a PDA or notebook for use with GPS maps and routing software. Connectivity products represented approximately 32 percent of our revenue for the year ended December 31, 2004.

Our embedded products and services consist of Bluetooth modules, interface chips, and engineering design services to install these products. Our Bluetooth modules allow manufacturers of handheld computers and other devices to build wireless connection functions into their products using the Bluetooth standard for short-range wireless connectivity. Our interface chips allow manufacturers of wide area network cards and other devices to transfer information to and from handheld or notebook computers. Embedded products and services represented approximately 14 percent of our revenue for the year ended December 31, 2004.

Our serial products add connection ports to a notebook, tablet or handheld computer that allow users to connect these portable computers to standard peripherals or to other electronic devices with serial connections over cables or using the Bluetooth standard for short-range wireless connectivity. Serial products represented approximately 14 percent of our revenue for the year ended December 31, 2004.

We target the enterprise markets with our products. Most of our products except our embedded products are sold through general distribution channels that service enterprises directly and resellers including electronic resellers. Our embedded products are sold directly to the manufacturers of products in which our products are embedded. The geographic regions we serve include the Americas, Europe, the Middle East, Africa and Asia Pacific.

Market Dynamics

Handheld computers have evolved over the past several years from simple devices used mainly to hold personal information into small portable units with functionality similar to desktop PCs. Many handheld computers such as the Pocket PC, and more recently handheld computers using the Palm Source operating system, have built-in expansion slots in standard form factors, typically CompactFlash, Secure Digital Input/Output or Bluetooth, to allow for transfer of data in and out of the handheld computer. Some handheld computer models include an integrated phone to facilitate the transfer of data over mobile phone networks. Notebooks and tablet computers also have expansion slots to enable their use in mobile environments. Certain models of mobile phones called Smartphones have limited physical size and computing capabilities designed primarily to process and store personal information and facilitate messaging over the mobile phone networks. The addition of Bluetooth wireless technology to these Smartphones and to the Blackberry handheld computer from Research-In-Motion facilitate the transfer of data between these devices and networks or other devices. Advances in mobile network access and transfer speeds are enabling mobile computing device users to access the Internet, send and receive email, access corporate data files, and exchange instant messages anywhere and at any time through wireless local area networks, mobile phone networks, phone land lines, and to transfer data directly with other nearby mobile devices using Bluetooth wireless technology, cables, or wireless local area networks. Our connectivity products and our serial products are designed to enable these connections by adding connections to devices that do not have them built-in, or by connecting to devices that have one or more of the wireless connection technologies built in. In addition, mobile devices with standard expansion slots or Bluetooth expansion are effective at collecting data. Our data collection products are designed to facilitate the collection of bar code and RFID information on these devices.

Growth in the mobile workforce and increasing reliance on the Internet, and on access to corporate databases and email are increasing the demand for mobile data communications. The capability of a mobile workforce to enter data in the field and to transfer it electronically generally improves the timeliness and accuracy of information such as order entry, logistics management or transaction reporting. Advances in connection technologies, local area networking and wide area networking are being commercialized to allow handheld computers to interact with nearby computers and with a wide array of electronic appliances, including mobile phones, printers, digital cameras, local area network access points, Global Positioning System receivers, automobile communications systems, bar code scanners, radio frequency identification tags, home entertainment and security systems, public kiosks, public Internet access locations and vending machines.

Current market dynamics driving adoption of mobile data communications include:

Functionality of today's mobile computing devices is extensive and improving. Unlike early models, most mobile computing devices now offer bright outdoor color screens and longer battery life, have software allowing their use as messaging devices with capacity to store personal information, and have standard expansion slots or use Bluetooth or wireless local or wide area network connections to transfer data in and out of the device. Popular desktop programs such as Word and Excel are available for today's handheld, tablet and notebook computers enabling users to send and receive emails with full attachments, run popular personal information management and business programs, run entertainment and education software for games, music or books, view and interact with the Internet with enhanced and feature-rich graphics, have direct access to corporate data files (subject to business security arrangements), and use instant messaging over mobile networks. Mobile devices also can become lightweight mobile bar code and RFID scanning devices when used with our bar code scanning or RFID products, enabling the capture and processing of bar code or RFID information in a mobile environment.

Manufacturers are poised to actively market mobile devices. Mobile device manufacturers are positioned to actively market their mobile devices during 2005, which will assist in educating the market on the capabilities of these devices using our connection products. Handheld computers using the Microsoft Windows Mobile operating system are called "Pocket PCs." The largest Pocket PC manufacturers are Hewlett-Packard and Dell. These companies manufacture some models that integrate phones into the handheld computer. These manufacturers, along with others such as Siemens, Toshiba and Fujitsu, offer tablet or notebook computers with standard expansion slots. Manufacturers of industrial versions of Pocket PCs include Symbol Technologies, Intermec, HandHeld Products, Casio, Itronix, TopCon and Tripod Data Systems. PalmOne is the largest manufacturer of handheld computers using the Palm Source operating system. PalmOne's Tungsten series of handheld computer and its Treo, a Smartphone, have SDIO expansion slots and Bluetooth connectivity to facilitate data transfer. Smartphones are also becoming widely available from mobile phone manufacturers using the Symbian 60 and Symbian 80 operating systems, including Nokia, Lucky Goldstar, Lenova, Panasonic, Samsung, Sendo and Siemens, or the Windows Mobile operating system such as Motorola. These phones use Bluetooth and, in some Windows Mobile Smartphones, SDIO slots to facilitate the transfer or the collection of data. Increased competition among manufacturers is expected to result in increased availability and greater promotion of mobile computing devices that can be used with our products during 2005 and beyond.

Mobile phone networks continue to be upgraded to provide faster data speeds and connections at reduced cost. Mobile phone service providers are making substantial investments to upgrade their networks to support high-speed data transfer applications. The introduction of new networking equipment and technologies has substantially increased data transfer speeds over regular digital cellular phone networks. Available data rates today can exceed the speeds experienced on a desktop computer connected over a phone line with a dial-up modem. These higher speeds are making mobile data applications more attractive to users and driving demand for connection products to facilitate data transfer over digital cellular mobile phone networks.

The mobile workforce is growing and is increasingly reliant on email and the Internet. The mobile workforce in the U.S. has been estimated to exceed 26 million persons, and at least double that number on a worldwide basis. Before recent advancements in handheld computers and wireless networks over mobile phones and through wireless local area network access points, the mobile workforce had been unable to effectively stay connected with email, the Internet or corporate data except through telephone lines. With the growth in the use of the Internet and email for business and personal applications, workers and consumers are increasingly dependent on access to the Internet and email for managing their business and personal lives. Recent improvements in mobile phone and wireless LAN connectivity and deployment of mobile computers and Smartphones by corporations to their mobile workforce are expected to be major factors driving growth in mobile data applications over the next several years.

Third party applications for enterprises are becoming available in increasing numbers. Third party software applications are becoming available for the collection, processing and transfer of information by a mobile workforce. Mobile computing devices are being used for such diverse applications as capturing lot numbers of drug samples given to a doctor, managing the stocking of shelves in retail establishments, or entering sales orders from the field. Larger enterprise software companies such as Siebel Systems have written applications for the Pocket PC that use our bar code scanning products. The availability of productivity-enhancing application software is a major driver of enterprise deployment of mobile computing devices.

Growth is projected in the deployment of mobile computing devices. Mobile devices have been growing in popularity driven by improved functionality and reduced costs. Growth in third party enterprise applications to collect, process and transfer information is enabling enterprises to realize productivity benefits from using mobile computing devices for connectivity and data collection. Enterprise productivity benefits, combined with an improving economy, are expected to stimulate the deployment and use of mobile devices within enterprise mobile workforces.

Marketing Strategy

We intend to capitalize on our strategic partner relationships, expand and improve our product offerings to differentiate our products, build a stronger brand name, support the development of third party software applications and integrator solutions, introduce our products into new markets by increasing the number of mobile device platforms that our products support, and encourage device manufacturers to build our technology directly into their products.

Capitalize on Strategic Partner Relationships. We support and encourage direct endorsements and referrals for our products from our strategic partners, including operating system providers, device manufacturers, third party software developers, strategic vertical integrators, distribution partners, and end-user customers. We have a team of employees that manage each strategic partner relationship. During 2004, we introduced a Strategic Vertical Integrator program and increased the resources in our Embedded Systems Group, now called Development Services, to increase the support that we give to our software and hardware development partners. We have built close working relationships with a number of companies that help us expand and market our products as new standards, technologies and markets emerge. Of particular importance are close working relationships with Microsoft, the general purpose Pocket PC device manufacturers (Dell and Hewlett-Packard) and Symbol Technologies. We coordinate our product development efforts with Microsoft on an ongoing basis, with the goal of ensuring that our current and future products are compatible with new releases of Microsoft's operating systems. We spend extensive engineering time and resources to ensure compatibility with as many Pocket PCs as possible. Dell is a direct reseller of our products. We work closely with the sales teams of Dell and Hewlett-Packard to assist them in offering mobile device solutions that include our products. Symbol Technologies supplies our bar code laser scanning modules that are utilized in our In-Hand Scan Bar Code Scanning Card and our Cordless Hand Scanner. Symbol also has designed our Bluetooth connection products into some of their products.

Expand and improve our product offerings to differentiate our products. We offer a wide range of connectivity products that are used with mobile devices, and we encourage our distributors to carry a complete range of our products. The goal is for customers to view Socket as a single source for their connection needs, instead of having to rely on individual product offerings of our competitors. During 2004 and early 2005, we introduced a number of new hardware products including a Cordless Hand Scanner using Bluetooth wireless technology, a 56K modem in Secure Digital Input/Output form factor, a USB Bluetooth adapter, a new GPS Bluetooth receiver, an RFID reader as part of a software developers kit, and a mobile power pack. During 2004, we released new Bluetooth software for Windows notebooks and tablets, and made major upgrades to our GPS and wireless local area network software. We introduced in early 2005 a software suite to organize collections of items that have bar codes including retrieval of information about the items from the Internet. During 2005 we expect to release driver software to enable our Bluetooth and bar code scanning products to work with additional operating systems including Smartphones using the Symbian 60 and 80 operating systems and with Blackberry handheld computers from Research-In-Motion with built-in Bluetooth. New products in combination with expanding markets and quality differentiated products have been a successful formula that has helped us grow our revenue and improve our operating results.

Build a Stronger Brand Name. We are building a brand image of being "The Mobile Connection Company." This image emphasizes quality and standards-based connectivity and data collection products that are "Mobility Friendly," which means products that are compact, low power, and easy to use.

Support the development of third party software applications and integrator solutions. We have created software developer kits for many of our products, including bar code scanning, RFID, Bluetooth and Wireless LAN, and we expect to add a software developers kit for GPS in 2005. In addition, we have several employees dedicated to assisting developers and integrators with integrating our products into their solutions, including a Strategic Vertical Integrator program begun in 2004.

Introduce our products into new markets by increasing the number of mobile device platforms that our products support. Our focus during the past several years has been to develop connectivity and data collection products for handheld computers with an emphasis on the Pocket PC. We support mobile devices that have the following characteristics: truly portable devices that are easily carried and used while mobile; supporting an open software architecture such as Windows, Palm and Symbian; and supporting a standard expansion mechanism such as CompactFlash, Secure Digital Input/Output, or Bluetooth. During 2004, we introduced new Bluetooth software for Windows notebooks and tablet computers and enabled our SDIO bar code scanning products and some of our Bluetooth stand alone products to work with handheld devices using the Palm Source operating system. During 2005, we expect to enable additional mobile computing devices to work with our bar code scanning and Bluetooth stand alone products. These devices include Smartphones that use the Symbian 60 and Symbian 80 operating systems and Blackberry handheld computers with Bluetooth from Research-In-Motion.

Encourage device manufacturers to build our technology directly into their products. To capture embedded connection business, we have built relationships with certain mobile device manufacturers and work with them to integrate our products, particularly our Bluetooth products, into their own product designs. The majority of these manufacturers are building vertical application devices for special purpose markets. During 2005, we expect to expand our offerings of embedded products to add Wireless LAN and GPS technologies. We have an internal team of employees that manages our embedded products business. We also provide engineering services to our mobile device manufacturer customers to assist them as needed to integrate our embedded products into their mobile devices.

Competition and Competitive Risks

The overall market for data collection and connectivity products is both complex and competitive, and we expect competition in our market areas to intensify, particularly for our connectivity products, which compete with similar products that are manufactured and offered to the market at lower costs by Asian companies. However, our longtime focus on creating data collection and connectivity products for mobile devices has resulted in good brand name recognition and reputation. In addition, we continue to innovate and intend to be early to market in a number of product categories. We also believe that our brand name identifying our products as compact, low power, and easy to use, and the breadth of our product offerings including the extensive features of our software, will continue to differentiate us relative to our competitors. The competition in each of our product families is discussed in more detail below.

Data Collection Products. Our laser and CMOS imager bar code scanning products face competition from alternative scanning technologies, specifically charge-coupled device (CCD) scanning technology, which is less expensive than our technologies, and from ruggedized integrated bar code scanning devices from Symbol Technologies, Intermec, Handheld Products, Casio, Itronix and others. We purchase laser engines from Symbol Technologies and imagers from Handheld Products, and are licensed by these companies to use these engines in our bar code scanning products. These companies have limited our competition in the US market by not licensing others to use their engines in similar products. We face competition outside of the United States from a product similar to our In-Hand Scan Card from BeInteractive, and from a product similar to our Cordless Hand Scanner from Baracoda. Our laser scanning products are targeted to address specific market segments, such as field sales and service, retail store shelf management and pharmaceutical distribution management. We produce our laser bar code scanning products under technology licenses from Symbol Technologies and our CMOS imager under technology licenses from Symbol Technologies and Handheld Products, which, to date, have not licensed these technologies to potential competitors. Symbol and Handheld Products have historically been selective in licensing their technologies to third parties, and we have no reason to anticipate that their practices will change. Nonetheless, the continued availability of our licenses from Symbol and from Handheld Products and the continued absence of other licensees are dependent upon future licensing decisions by both companies.

Connectivity Products - Wireless Connections. Our Wireless LAN cards face competition in the market today principally from other manufacturers of low power Wireless LAN cards including D-Link, Linksys, Netgear and SanDisk. We expect competition to remain intense in the future. We compete based on our brand name, distribution and customer support infrastructure, as well as software enhancements that provide ease-of-use, security features, as well as monitoring and troubleshooting tools. Our Wireless LAN cards also support Wi-Fi Protected Access (WPA) on Windows Mobile 2003. WPA is an industry standard method for securing wireless LANs for corporate and small office/home office environments established by the Wi-Fi Alliance, an industry trade association and standards setting body. The market for Bluetooth wireless communications technology is expected to be highly competitive. A number of companies are currently developing various Bluetooth interface chips. CompactFlash Bluetooth cards are being offered by plug-in card manufacturers such as Ambicom, Anycom, Belkin, Brainbox, IOGear and Quatech. SDIO Bluetooth cards are being offered by Palm and Toshiba. Our Bluetooth CompactFlash plug-in card is the only card in the market that fits within a Type 1 CompactFlash slot (all competitive products and our SDIO product protrude from the slot), and our Bluetooth software, which continues to be improved, provides a functional, easy-to-use Bluetooth solution. GPS products are manufactured by ALK, Belkin, EMTAC, Hewlett-Packard, Leadtek, Mapopolis, NavMan, Pharos, Space Machine, Teletype, and Tom Tom. The primary differences among these GPS products are the software features in the routing software, including ease of use. Our GPS software has been recognized for its excellence by a major trade publication, and we will strive to continue to differentiate our product with software features. There are also a number of competitors that offer Bluetooth modems. These companies include Ace, Billionton, ENR Tech, SitCom, Typhoon, Trust, X Micro and Zoom.

Connectivity Products - Cable Connections. The market for our Ethernet cards has been declining in favor of wireless LAN connections. The other principal manufacturer of low power Ethernet cards is Billionton. Our modem cards face competition from a number of manufacturers. Companies offering CompactFlash modem cards include Ambicom, Billionton, Hewlett-Packard, New Media, Pharos, Pretec and Trendware.

Serial Products. We compete from time to time with similar products from small manufacturers such as Quatech, Silicom, SeaLevel, BlackBox, Advanteck and Brainbox. We also offer a cordless serial adapter with Bluetooth wireless technology. Companies that offer competing Bluetooth serial products include Adamya, AIRcable, Canon i-Tech, connectBlue, Digi International, Ezurio, Free 2 Move, and Initium.

Embedded Products and Services. Competition for our embedded products and services is primarily the same competition we face for the applicable plug-in product in one or more of our other product families, as plug-in connection cards are an alternative to embedded connections. For example, we sell our serial interface chips for embedding in third party devices. Interface chips with similar functions and features are available from other chip manufacturers. In addition, our Bluetooth software works well with our Bluetooth modules, providing us a complete solution for embedding Bluetooth wireless connections into third party devices. However, Asian manufacturers selling primarily hardware, such as Alps, Murata, and TaiyoYuden, along with integrators such as Bluesoft and Stonestreet One, are able to produce all or part of embedded Bluetooth solutions which may compete with our products and services.

Proprietary Technology

We have developed a number of technological building blocks that enhance our ability to design new hardware and software products, to offer products which run on multiple software and hardware platforms, and to manufacture and package products efficiently.

Our most important hardware building block is our proprietary mobility integrated circuit, which is a highly flexible interface for PC Cards and CompactFlash cards that enables our products to work with all major handheld and notebook computers that have PC Card or CompactFlash slots, regardless of their design. We have incorporated our mobility integrated circuit into a broad range of our connection products cards to control signal transmission between these products and the handheld or notebook computer's PC Card or CompactFlash slot.

We have also developed a library of software drivers and control modules that allow our products to operate in handheld computers running the Windows Mobile operating systems and in notebooks running various Windows and third party operating systems. We have been awarded four US Patents, 6,353,870, 6,559,147, 6,691,196 and 6,863,557, and one UK patent 2,365,182 covering our design for cards combining connectivity and removable memory. We also acquired from Khyber Technologies in July 2004 US patent 5,902,991 entitled Card Shaped Computer Peripheral Device. The patent is a basic patent covering the design and functioning of plug-in bar code scanners, bar code imagers and RFID products. We have additional patents covering our proprietary technology pending with the US Patent Office.

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

We have registered trademarks with the US Patent and Trademark Office for our name, our logo, and the term "Battery Friendly".

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

Personnel

Our future success will depend in significant part upon the continued service of certain of our key technical and senior management personnel, and our continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Our total employee headcount as of December 31, 2004 was 70 people. Our employees are not represented by a union, and we consider our employee relationships to be good.

Sales and Marketing

During the year ended December 31, 2004, 63 percent of our sales were in North America, 24 percent in Europe, and 13 percent in Asia and Pacific Rim countries. During the year ended December 31, 2003, 61 percent of our sales were in North America, 22 percent in Europe and 17 percent in Asia. Export sales are subject to the complications of complying with laws of various countries and the risk of import/export restrictions and tariff regulations.

We market our products through a worldwide network of distributors and resellers, as well as through original equipment manufacturers (OEMs) and value added resellers. We support our distributors and resellers by providing education, training and customer assistance through our sales, marketing, and technical support staff in the US and in Europe. As of December 31, 2004, we had 30 people in sales, marketing and technical support. Our United States distributor Tech Data Corp. accounted for 28 percent, 29 percent and 8 percent of our revenue for 2004, 2003, and 2002, respectively. Our United States distributor Ingram Micro, Inc. accounted for 15 percent, 14 percent and 22 percent of our revenue in 2004, 2003 and 2002, respectively. We intend to increase our sales and marketing effort during 2005 by adding personnel and increasing promotional activities, particularly in support of our distributors.

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

Manufacturing

We subcontract the manufacturing of substantially all of our products to independent third party contract manufacturers who are located in the US, China, and Taiwan and who have the equipment, know-how and capacity to manufacture products to our specifications. We perform final product testing and package our products at our Newark, California facility for most of our sales, with the exception of large bulk orders, for which we perform final product testing and package our products at the third party contract manufacturers' locations. As of December 31, 2004, we had sixteen people employed in manufacturing operations including planning, buying, manufacturing engineering, quality control, product assembly, and shipping and receiving. We augment this workforce with temporary employees on an as needed basis.

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

Research and Development

Since our inception, we have made substantial investments in research and development ranging between $3.4 million and $3.7 million dollars over each of the past four years. We believe that our future performance will depend in large part on our ability to develop significant enhancements to our existing connection products and to develop successful new products for emerging and existing markets.

As of December 31, 2004, we had fifteen people on our product development staff, and we hire engineering consultants to perform additional engineering services as required. We anticipate that we will continue to commit substantial resources to research and development in the future.

General and Administration

As of December 31, 2004, we had nine people responsible for our financial and administrative activities including accounting and finance, personnel, reception, and administrative support.

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

Item 3. Legal Proceedings

On June 30, 2003, Khyber Technologies Corporation filed a complaint against us in the United States District Court, Northern District of Ohio, alleging that we had infringed a patent held by Khyber in manufacturing, using and selling our portable bar code scanners. On July 15, 2004, Khyber Technologies withdrew its patent infringement lawsuit as part of a settlement agreement in which we acquired from Khyber Technologies US patent 5,902,991 entitled Card Shaped Computer Peripheral Device. The patent is a basic patent covering the design and functioning of plug-in bar code scanners, bar code imagers and RFID products.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for vote by security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SCKT" and on the Pacific Exchange under the symbol "SOK".

The quarterly high and low sales prices of our Common Stock, as reported on the NASDAQ National Market through March 11, 2005 and for the last two fiscal years are as shown below:

Common Stock
Quarter Ended	High	Low
2003
March 31, 2003	$ 0.92	$ 0.65
June 30, 2003	$ 1.92	$ 0.73
September 30, 2003	$3.39	$ 1.42
December 31, 2003	$ 4.80	$ 2.27
2004
March 31, 2004	$ 4.40	$ 2.70
June 30, 2004	$ 3.67	$ 2.18
September 30, 2004	$ 3.00	$ 2.23
December 31, 2004	$ 2.54	$ 1.50
2005
March 31, 2005 (through March 11, 2005)	$ 2.04	$ 1.33

On March 11, 2005, the closing sales price for our Common Stock as reported on the NASDAQ National Market was $1.54. We had approximately 458 stockholders of record as of March 11, 2005, and we believe an additional 9,600 beneficial stockholders. We have not paid dividends on our Common Stock, and we currently intend to retain future earnings for use in our business and do not anticipate paying dividends in the foreseeable future.

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

	Year Ended December 31,
(Amounts in thousands except per share)	2000		2001		2002	2003	2004
Revenue	$11,550		$12,330		$16,313	$21,611	$26,130
Net income (loss)	(3,748)	(1)	(6,063)	(1)	(2,972)	(1,250)	338
Net income (loss) applicable to common stockholders	(3,795)	(1)	(6,063)	(1)	(3,083)	(1,952)	338
Net income (loss) per share applicable to common stockholders	(0.18)		(0.26)		(0.13)	(0.07)	0.01
Weighted average shares outstanding:
Basic	20,534		23,436		23,976	26,301	30,061
Diluted	20,534		23,436		23,976	26,301	33,976
Total assets	23,922		18,826		20,067	23,266	24,400
Capital lease obligations - long term portion	58		44		13	71	51
Preferred stock	--		--		731	93	84
Total stockholders' equity	19,267		13,797		11,401	16,498	16,952
Dividends and preferred stock accretion	47		--		112	702	50

(1) Net loss and net loss applicable to common stockholders in 2000 and 2001 includes amortization of goodwill of $0.4 million and $1.5 million, respectively. Amortization of goodwill has been discontinued commencing in the first quarter of 2002 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management's beliefs, and assumptions made by management. Words such as "may," "will," "predicts," "anticipates," "expects," "intends," "plans," believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Factors that might cause such a difference include, but are not limited to, statements forecasting future financial results and operating activities, market acceptance of our products, expectations for general market growth of handheld computers and other mobile computing devices, growth in demand for our products, expansion of the markets that we serve, expansion of the distribution channels for our products, adoption of our embedded products by third-party manufacturers of electronic devices, and the timing of the introduction and availability of new products, as well as those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such factors include but are not limited to, the risk of delays in the availability of new products due to technological, market or financial factors including the availability of necessary working capital, our ability to successfully introduce and market future products, our ability to effectively manage and contain our operating costs, the availability of announced handheld computer hardware and software, product delays associated with new model introductions and product changeovers, continued growth in demand for handheld computers, market acceptance of emerging standards such as Bluetooth and Wireless LAN and of our related connection and data collection products, the ability of our strategic partnerships to benefit our business as expected, our ability to enter into additional distribution relationships, or other factors described in this Form 10-K including "Other Factors Affecting Future Operations" and recent 10-Q reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our consolidated financial statements for the year ended December 31, 2004. The application of these policies requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on a combination of historical experience and reasonable judgment applied to other facts. Actual results may differ from these estimates and such differences may be material to the financial statements. In addition, the use of different assumptions or judgments may result in different estimates. We believe our critical accounting policies that are subject to these estimates are: Revenue Recognition and Accounts Receivable Reserves, Inventory Valuation, and Valuation of Goodwill and Other Intangible Assets.

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

We also earn revenues from services performed in connection with consulting arrangements. For those contracts that include contract milestones or acceptance criteria, we recognize revenues as such milestones are achieved or as such acceptance occurs. In some instances the acceptance criteria in the contract defers acceptance until all services are complete and all other elements have been delivered. Revenue recognition is deferred until those requirements are met.

We also estimate the amount of uncollectible receivables at the end of each reporting period based on the aging of the receivable balance, historical trends, and communications with our customers. If actual bad debts are significantly different from our estimates our operating results will be affected.

Inventory Valuation

Our inventories primarily consist of component parts used to assemble our connection card products after we receive orders from our customers. We purchase the component parts required by our engineering bill of materials. The timing and quantity of our purchases are based on order forecasts, the lead time requirements of our vendors, and on economic order quantities. At the end of each reporting period, we compare our inventory on hand to our forecasted requirements for the next nine month period, and write-off the cost of any inventory that is surplus, less any amounts that we believe we can recover from disposal of goods that we specifically believe will be saleable past a nine month horizon. Our sales forecasts are based upon historical trends, communications from customers, and marketing data regarding market trends and dynamics, which we discuss in Item 1, Business. Surpluses can also be created by changes to our engineering bill of materials. Charges for the amounts we record as surplus or obsolete inventory are included in cost of revenue.

Goodwill and Other Intangible Assets

Our acquisition of the CompactFlash Bluetooth card business, including a product line and technology license, from Nokia Corporation in March 2002 and our acquisition of 3rd Rail Engineering in October 2000 added goodwill and intangible assets to our balance sheet. We allocated the purchase price based on an analysis of the fair market value of the assets we acquired. Beginning with the first quarter of 2002, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," we ceased amortizing goodwill, and began to periodically evaluate whether the value of the goodwill was impaired, at which time any impaired balances would be written down. We periodically evaluate intangible and other long lived assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. In addition, we also review the market capitalization of the Company in conjunction with our analysis of goodwill impairment. As of December 31, 2004, in our judgment, there is no impairment of goodwill or intangible assets. Future events could cause us to conclude that impairment indicators exist and that goodwill and intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Revenue

We design, manufacture and sell data collection and connection products for use with mobile electronic devices, including handheld computers, tablet computers, notebook computers, and Smartphones. We also offer serial products that connect electronic devices and embedded products that are designed to be installed inside third party mobile electronic devices. Total revenue in 2004 was $26.1 million, an increase of 21% over 2003 revenue of $21.6 million. Revenue in 2003 increased 32% over revenue in 2002 of $16.3 million.

Our products may be classified into four broad product families:

  Our data collection products consist of bar code scanning products that plug into or connect wirelessly to handheld computers, tablet computers, notebook computers and Smartphones and turn these devices into portable bar code scanners that can be used in various retail and industrial workplaces. We have developed extensive bar code scanning software called SocketScan that supports all of our bar code scanning products, and have software developer kits that assist developers in integrating our SocketScan software into their applications. Our bar code scanning products include CompactFlash and SDIO plug-in bar code scanners for linear and two-dimensional bar code scanning, a laser bar code scanning gun connected over a cabled plug-in connection, and a stand alone hand bar code scanner that connects using the Bluetooth standard for short-range wireless connectivity. We are also developing plug-in products to read Radio Frequency Identification (RFID) tags using our SocketScan software and have released a software developers kit to assist developers in developing applications using our RFID products. Data collection products represented approximately 40 percent of our revenue for the year ended December 31, 2004.

  Our connectivity products are connection devices that can be plugged into standard expansion slots in handheld computers, tablet computers, notebook computers and Smartphones or connect to these devices over wireless and wired connections. These products allow users to connect their devices to the Internet via mobile or wired phone services, or to private networks, or to communicate with other electronic devices such as desktop computers, other handheld, tablet and notebook computers, Smartphones and printers. Wireless connection products include plug-in cards using the Bluetooth standard for short-range wireless connectivity, and plug-in cards for connecting to local wireless networks using the Wireless LAN 802.11b (or Wi-Fi) standard along with extensive communications software enabling the use of these products. Cable connection products include modems for telephone connections and Ethernet cards for local area network connections. Our Bluetooth technology products are of two types, those that add Bluetooth technology to mobile devices, and those that work with devices that are Bluetooth-enabled. Those that add Bluetooth technology include our CompactFlash and SDIO Bluetooth plug-in cards, our Bluetooth embedded modules, and our Bluetooth USB adapter for Windows notebooks and desktops. Bluetooth functions are becoming more widely built into mobile devices which will reduce demand for this category of product. Connectivity products which utilize Bluetooth as a connection mechanism and work with other Bluetooth-enabled products consist of our Cordless GPS receiver and our Cordless modem. Our GPS receiver collects and sends satellite positioning signals to a PDA or notebook for use with GPS maps and routing software. Connectivity products represented approximately 32 percent of our revenue for the year ended December 31, 2004.
  Our embedded products and services consist of Bluetooth modules, interface chips, and engineering design services to install these products. Our Bluetooth modules allow manufacturers of handheld computers and other devices to build wireless connection functions into their products using the Bluetooth standard for short-range wireless connectivity. Our interface chips allow manufacturers of wide area network cards and other devices to transfer information to and from handheld or notebook computers. Embedded products and services represented approximately 14 percent of our revenue for the year ended December 31, 2004.
  Our serial products add connection ports to a notebook, tablet or handheld computer that allow users to connect these portable computers to standard peripherals or to other electronic devices with serial connections over cables or using the Bluetooth standard for short-range wireless connectivity. Serial products represented approximately 14 percent of our revenue for the year ended December 31, 2004.

Our data collection product revenues in 2004 were $10.4 million compared to revenue of $6.7 million in 2003 and $3.9 million in 2002. Revenue growth in 2004 of $1.1 million was due to our primary scanning product, the In-Hand Scan card, growth of $2.9 million from our SDIO In-Hand Scan card which began shipping to customers in the fourth quarter of 2003, and growth of $0.5 million from our stand alone hand scanner which began shipping in the second quarter of 2004. Partially offsetting this growth were declines of $0.6 million from our bar code laser scanner system and slight declines in sales of our In-Hand Scan Imager. Revenue growth in 2003 of $1.4 million was due to increased sales of our bar code laser scanner system, growth of $1.0 million was due to our primary scanning product, the In-Hand Scan card, and growth of $0.8 million was due to both the Imager In-Hand Scan card and the SDIO In-Hand Scan card, which began shipping to customers in the second half of 2003. Our scanning products are sold both through general distribution and through value added resellers who contract with customers to provide scanning solutions. Our products are becoming more widely adopted by the value added reseller community for lightweight portable scanning.

Our connectivity product revenues in 2004 were $8.3 million compared to $8.7 million in 2003 and $6.0 million in 2002. Revenue declines in 2004 of $1.0 million resulted from reductions in Cordless GPS product sales including delays in the third quarter in shipping our new Cordless GPS receiver with navigation kit, and additional declines of $0.4 million were from our Ethernet plug-in cards and Digital Phone cards. Partially offsetting these declines were growth of $0.5 million from our Secure Digital IO (SDIO) Wireless LAN card which began shipping in the third quarter of 2003, and growth of $0.5 million from our modem cards and our SDIO Bluetooth plug-in card which began shipping in only modest quantities in 2003. Network connection product revenues in the second half of 2004 were affected by model changeovers of Pocket PCs resulting in order delays while new models became available. In 2003 our growth was due to new products and increasing enterprise deployment of Pocket PCs. In the fourth quarter of 2002 we introduced our original Bluetooth GPS receiver with navigation kit. Revenue growth was $2.0 million in 2003 from this new product combined with $1.3 million of growth from our modem cards and $0.2 million of growth in our Wireless LAN product line from the introduction of our Secure Digital (SDIO) Wireless LAN card in 2003. This growth was partially offset by declines of $0.4 million in our Bluetooth plug-in cards, and $0.2 million in declines in both our Ethernet plug-in and Digital Phone card product lines.

Our embedded products and services revenues in 2004 were $3.7 million compared to $2.6 million in both 2003 and 2002. Revenue growth in 2004 of $1.4 million was primarily from our embedded Bluetooth modules combined with modest growth in revenues from our embedded Bluetooth plug-in cards as more manufacturers adopted our embedded solutions for use in ruggedized industrial PDA's, printers and other mobile devices. Partially offsetting this growth were declines of $0.3 million in revenues from sales of our proprietary ASIC chip. Chip sales are highly dependent upon engineering design-wins and the timing of third party design projects. Revenues in 2003 were flat compare to 2002 resulting from slight increases in revenues from our embedded Bluetooth solutions and chip sales offset by declines in engineering services.

Our serial product revenues in 2004 were $3.7 million compared to $3.6 million in 2003 and $3.8 million in 2002. Standard peripheral connection cards are primarily sold to connect peripheral devices or other electronic equipment to notebook computers. The revenue increase in 2004 was due primarily to sales of our cordless Bluetooth serial adapter which began shipping in the third quarter of 2003, partially offset by declines in sales volumes for both our standard serial PC Card products and custom serial card sales. For 2003, sales volumes for both of our standard serial PC Card products and our newer CompactFlash card products slightly increased, but were offset by declines in custom serial card product sales.

Gross Margins

Gross margins for 2004 were 51% of revenues compared to gross margins of 50% in both 2003 and 2002. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Cost reductions on several of our products, including our Bluetooth modules and Bluetooth cards, our modems, and additional cost reductions on our third generation lower cost proprietary ASIC chip which we introduced in the third quarter of 2003 resulted in improved margins for 2004 compared to 2003. In 2003, cost reductions on several of our products including our Bluetooth modules, our modems, and the introduction of our lower cost third generation proprietary ASIC chip in the third quarter of 2003, were offset by rebate programs on selected products and reduced overall margins on our barcode products due to large volume purchases.

Research and Development Expense

Research and development expense in 2004 was $3.7 million, an increase of 6% from research and development expense in 2003 of $3.4 million. Research and development expense in 2003 decreased 2% from research and development expense in 2002 of $3.5 million. Increases in 2004 of $0.4 million, primarily in payroll, outside services, and legal expense associated with the development of potential patents, were partially offset by lower consulting and professional fees and reduced engineering supplies expense from the completion of development of a next generation proprietary ASIC chip at the end of the first quarter of 2003. Decreases in 2003 were primarily from lower consulting and professional fees resulting from the completion of the development of the next generation proprietary ASIC chip at the end of the first quarter of 2003, partially offset by higher personnel expenses resulting from reduced allocation of costs to projects generating engineering service revenues.

Sales and Marketing Expense

Sales and marketing expense in 2004 was $5.9 million, an increase of 14% compared to sales and marketing expense in 2003 of $5.2 million. Sales and marketing expense in 2003 increased 6% compared to sales and marketing expense in 2002 of $4.9 million. Increases in 2004 of $0.8 million in total were due to increased staffing of sales and marketing personnel beginning in the second half of 2003, increases in advertising and promotional activities, travel, and outside sales and marketing services. Partially offsetting these increases were reductions in occupancy and equipment costs. Increases in 2003 of $0.4 million were due primarily to increased staffing of sales and marketing personal as we staffed for growth, and increases in outside sales and marketing services, partially offset by reductions in advertising and promotional activities.

General and Administrative Expense

General and administrative expense in 2004 was $3.1 million, an increase of 7% compared to general and administrative expense in 2003 of $2.9 million. General and administrative expense in 2003 increased 35% compared to general and administrative expense in 2002 of $2.1 million. The increase in 2004 is due primarily to increased legal and professional fees related to our response to the patent infringement complaint filed by Khyber Technologies Corporation in June 2003. In July 2004, we purchased the related patent from Khyber Technologies, and they agreed to discontinue litigation. Partially offsetting these fees were reductions in legal and professional fees related to general corporate matters from a lower level of activity in 2004 compared to 2003. Increases in 2003 included $0.4 million from increased legal and professional fees due primarily to our response during the second half of 2003 to the complaint filed by Khyber Technologies Corporation and $0.3 million from increased investor relations activities compared to 2002.

Amortization of Intangibles

On July 15, 2004 the Company acquired US Patent 5,902,991 entitled Card Shaped Computer Peripheral Device from Khyber Technologies, Inc. The patent covers the design and functioning of plug-in bar code scanners, bar code imagers and RFID products. The patent was purchased for $600,000 and has been capitalized as an intangible asset. The patent will be amortized on a straight line basis over a ten year period. Amortization charges for year ended 2004 were $30,000.

In October 2000, the Company acquired 3rd Rail Engineering, an engineering services firm specializing in engineering design and integration services of embedded systems for Windows CE and other operating system environments. The acquisition was valued at $11.3 million, of which approximately $1.1 million was attributed to intellectual property. The intellectual property is being amortized over estimated useful lives of 3 to 8 years. Amortization charges for 2004 and 2003 were $0.1 million, compared to $0.2 million in 2002.

Interest Income and Other, and Interest Expense

Interest income reflects interest earned on cash balances. Interest income was $37,000 in 2004, $23,000 in 2003, and $26,000 in 2002. Increased interest income in 2004 reflects higher average levels of cash on hand compared to 2003. Higher levels of cash on hand in 2004 were primarily from our offering of common stock in August 2003. Other income of $12,000 in 2003 was the result of net currency gains on foreign currency contracts partially offset by a loss on the Euro note payable to Nokia.

Interest expense is related to interest on equipment lease financing obligations including those assumed from 3rd Rail and interest on the outstanding note payable balance due to Nokia for acquisition of their Bluetooth CompactFlash Card business and related product line technology in March 2002. Lower interest expense in 2004 reflects lower note payable balances in 2004 compared 2003 and 2002. The final payment on the note payable to Nokia was made in April 2004.

Income Taxes

There were no provisions for federal or state income taxes for the years ended December 31, 2004, 2003, and 2002. We have incurred net operating losses in all periods prior to 2004, earnings for 2004 have not been material, and continued earnings are not assured. We have established a valuation allowance for the net deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized.

Preferred Stock Dividend and Accretion of Preferred Stock

Preferred stock dividends in 2004 reflect dividends accrued at the rate of 8% per annum on Series F Preferred Stock issued in March 2003. Preferred stock dividends in 2003 and 2002 reflect dividends accrued on Series F Preferred Stock and dividends accrued at the rate of 12% per annum on Series E redeemable convertible preferred stock issued in October 2002. Dividends for Series F were paid in cash subsequent to the end of each of the quarters in 2004. In 2003, dividends for Series F for the first, third, and fourth quarters were paid in cash, and for the second quarter were paid in Common Stock. Dividends for Series E were paid in cash for each of the three quarters in 2003 until the Series E was fully converted. Preferred stock accretion was $565,300 in 2003 and $82,700 in 2002 arising from the accounting for the redemption of the Series E issuance, and a one time accretion charge in the first quarter of 2003 of $296,500 reflecting the discount from market after giving effect to an allocation to the investor warrants of $296,500 of the proceeds of the Series F issuance.

Quarterly Results of Operations

The following table sets forth summary quarterly statements of operations data for each of the quarters in 2003 and 2004. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in our opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
(amounts in thousands, except per share	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
amounts)	2003	2003	2003	2003	2004	2004	2004	2004
Summary Quarterly Data:
Revenue	$ 4,879	$ 5,075	$ 5,652	$ 6,005	$ 6,743	$ 6,731	$ 6,203	$ 6,451
Cost of revenue	2,477	2,584	2,822	3,025	3,312	3,316	2,962	3,177
Gross profit	2,402	2,491	2,830	2,980	3,431	3,415	3,241	3,274
Operating expenses:
Research and development	921	793	866	868	924	910	906	918
Sales and marketing	1,284	1,228	1,364	1,314	1,519	1,469	1,423	1,517
General and administrative	674	737	656	800	847	896	711	614
Amortization of intangibles	116	101	101	92	92	92	107	106
Total operating expenses	2,995	2,859	2,987	3,074	3,382	3,367	3,147	3,155
Interest income (expense), net	(20)	(15)	(6)	2	4	8	7	9
Net income (loss)	(613)	(383)	(163)	(92)	53	56	101	128
Preferred stock dividends	(32)	(58)	(30)	(16)	(13)	(13)	(12)	(12)
Preferred stock accretion	(384)	(102)	(79)	--	--	--	--	--
Net income (loss) applicable to common stockholders	$ (1,029)	$ (543)	$ (272)	$ (108)	$ 40	$ 43	$ 89	$ 116
Basic and diluted net income (loss) per share applicable to common stockholders	$ (0.04)	$ (0.02)	$ (0.01)	$ (0.00)	$ 0.00	$ 0.00	$ 0.00	$ 0.00

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

Liquidity and Capital Resources

Fiscal year 2004 was our first profitable year in our history. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $51 million in equity capital. Prior to the first quarter of 2004, we incurred significant quarterly and annual operating losses in every fiscal period, and although the four quarters of 2004 have each been profitable, continued ongoing profitability is not assured.

Cash used in operating activities was $0.6 million in 2004 compared to $0.7 million in 2003 and $1.9 million in 2002. The use of cash resulted from changes in working capital balances in 2004 partially offset by income, and from financing our net losses of $1.2 million in 2003 and $3.0 million in 2002. Adjustments for non-cash items, including depreciation and amortization, amortization of intangibles, fluctuations on foreign currency translations, gains on foreign currency forward exchange contracts and foreign currency losses on the Euro note payable to Nokia, totaled $0.9 million in each of 2004, 2003, and 2002. Changes in working capital balances resulted in a use of cash of $1.9 million in 2004 and $0.4 million in 2003, and a source of cash in 2002 of $0.2 million. Changes in working capital balances during 2004 reflect increases in inventory stock and accounts receivable to meet higher overall levels of shipping and billing compared to 2003, and reductions in accounts payable partially offset by increases in deferred revenue from growth in our international distribution channel. Changes in working capital balances during 2003 reflect increased accounts receivable balances from higher levels of shipments in the fourth quarter of 2003 and lower accounts payable balances due to reductions in deferred payments, partially offset by reductions in inventory stock as we transitioned to our next generation proprietary ASIC chip and phased out existing stock, increases in deferred revenue due to higher levels of shipments in the later half of December of 2003, and reductions in prepaid expenses. Changes in working capital balances during 2002 included increased accounts receivable balances from higher levels of shipments in the fourth quarter and increases in inventories due primarily to initial stocking of a major retailer, offset by increases in accounts payable resulting from deferred payments.

Cash used in investing activities was $1.0 million in 2004, $0.3 million in 2003, and $1.3 million in 2002. Investing activities in 2004 primarily reflect the purchase costs of a patent of $0.6 million in July 2004. Additional investing activities in 2004 reflect the costs of new computer hardware and software, and tooling costs. These costs for 2003 and 2002 totaled $0.3 million and $0.5 million, respectively. Additionally, in March 2002 we used $0.9 million to acquire from Nokia Corporation its CompactFlash Bluetooth Card business including a product line and a sole, non-exclusive, worldwide license to make, use and sell the related product line technology (the balance of acquisition price was paid with a note payable).

Cash provided by financing activities was $1.0 million in 2004, $4.3 million in 2003, and $1.5 million in 2002. Financing activities in 2004 consist of $1.4 million from the net increase in the amounts drawn on our bank lines of credit and proceeds of $0.1 million from the exercise of stock options and warrants, partially offset by payments of $0.5 million on the note payable to Nokia. In April 2004 the Company made the final payment on the note payable to Nokia. At the end of 2004 we drew $2.9 million in cash against our bank credit line which we repaid in January 2005. During 2003 we completed two private placement financings, our Series F convertible preferred stock, which provided $1.5 million net of issuance costs, and a Common Stock financing, which provided $3.7 million net of issuance costs. Additional cash was provided by financing activities in 2003 from the exercise of $0.7 million in stock options and warrants, and from gains on the sale of foreign exchange contracts of $0.3 million entered into in conjunction with the Euro note payable to Nokia. During 2003 we made payments of $1.3 million on the note payable to Nokia, $0.3 million in net payments against our bank revolving credit line, $0.2 million in redemption payments of our Series E redeemable convertible preferred stock, and $0.1 million in combined dividend payments on our Series E and Series F preferred stock. At the end of 2003 we drew $1.6 million in cash against our bank credit line which we repaid in January 2004. Net cash from using our bank line of credit was $0.4 million used in 2003 and $0.6 million provided in 2002. During 2002 we completed two private placement financings to increase our working capital balances. In March 2002 we issued 0.5 million shares of Common Stock and warrants, which provided us with $0.4 million in net proceeds after placement fees and legal expenses. In October 2002 we issued convertible redeemable preferred stock and warrants, which provided us with $0.8 million in net proceeds after issuance costs. Additional proceeds in 2002 resulted from the exercise of options and warrants. During 2002 we made payments of $0.4 million on the note payable to Nokia related to the acquisition of its CompactFlash Bluetooth Card business and related product line technology.

Our cash balances at December 31, 2004 were $5.9 million, including cash of $2.9 million drawn against our bank line of credit. In March 2004, we entered into a new bank line of credit agreement which has been extended to expire on March 5, 2007. We have warrants outstanding from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. We believe our existing cash, plus our ability to reduce costs, and the new bank line will be sufficient to meet our funding requirements at least through December 31, 2005. If we maintain and increase profitability from revenue growth, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increasing expenses including more employees to support our growth and increases in the cost of salaries, benefits, and related support costs for employees. If we cannot maintain profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. Should the need arise, we cannot assure you that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Although we do not anticipate the need to raise additional capital during this time to fund operations, we may raise additional capital if market conditions are appropriate.

Our contractual obligations at December 31, 2004 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4 - 5 years	More than 5 years
Capital leases	$ 27,200	$ 9,200	$ 18,000	$ --	$ --
Operating leases	884,400	442,200	442,200	--	--
Unconditional purchase obligations with contract manufacturers	1,531,600	1,531,600	--	--	--
Total contractual cash obligations	$ 2,443,200	$ 1,983,000	$ 460,200	$ --	$ --

Off-Balance Sheet Arrangements

As of December 31, 2004, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our third quarter of fiscal 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R, and expect that the adoption of SFAS 123R will have a material adverse impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Other Factors Affecting Future Operations

We have a history of operating losses, and may not achieve ongoing profitability.

For the fiscal year ended December 31, 2004, we were profitable but only to the extent of $288,000, and for the fiscal year ended December 31, 2003 we incurred net losses of $1,249,900. Prior to 2003 we incurred significant operating losses in each financial period since our inception. To maintain profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

We will be required beginning in the third quarter of 2005 to expense options granted under our employee stock plans as compensation, and as a result we expect our net income and earnings per share will be reduced, we may have net losses, and may find it necessary to change our business practices to attract and retain employees.

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options will adversely affect our net income and earnings per share and we may record net losses. In particular, we would not have been profitable in any of the quarters in fiscal 2004 or for the entire year if we had been required to expense options during that period. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

We may require additional capital in the future, but that capital may not be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

Although we do not anticipate the need to raise additional capital during the next twelve months to fund our operations, we may incur operating losses in future quarters and may need to raise capital to fund these losses. Our forecasts are highly dependent on factors beyond our control, including market acceptance of our products and sales of handheld computers. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. In addition, the availability of our bank line is dependent upon our meeting certain covenants including a tangible net worth covenant, and future operating losses could cause us to lose the availability of our bank line as a result of becoming non-compliant with these covenants.

A significant portion of our revenue currently comes from two distributors, and any decrease in revenue from these distributors could harm our business.

A significant portion of our revenue comes from two distributors, Tech Data Corp. and Ingram Micro, Inc., which together represented approximately 43 percent of our worldwide revenue in each of fiscal years 2004 and 2003. We expect that a significant portion of our revenue will continue to depend on sales to Tech Data Corp. and Ingram Micro, Inc. We do not have long-term commitments from Tech Data Corp. or Ingram Micro, Inc. to carry our products. Either could choose to stop selling some or all of our products at any time, and each of these companies also carry competitive products. If we lose our relationship with Tech Data Corp. or Ingram Micro, Inc., we could experience disruption and delays in marketing our products.

If the market for handheld computers fails to grow, we would not achieve our sales projections.

Substantially all of our products are designed for use with mobile personal computers, including handhelds, notebook computers, tablets and Smartphones. If the mobile personal computer industry does not grow or if its growth slows, we would not achieve our sales projections.

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

Our success is dependent upon the ability of third parties in the mobile personal computer industry to complete development of products that include or are compatible with our technology and then to sell these products into the marketplace. Our ability to generate increased revenue depends significantly on the commercial success of Windows-powered handheld devices, particularly the Pocket PC, and other devices, such as the line of handhelds with expansion options offered by PalmOne and the adoption of Smartphones for business use. If manufacturers are unable or choose not to ship new products such as Pocket PC and other Windows-powered devices or Palm devices on schedule, or if these products fail to achieve or maintain market acceptance, the number of our potential new customers would be reduced and we would not be able to meet our sales expectations.

We could face increased competition in the future, which would adversely affect our financial performance.

The market for handheld computers in which we operate is very competitive. Our future financial performance is contingent on a number of unpredictable factors, including that:

  Some of our competitors have greater financial, marketing, and technical resources than we do;
  We periodically face intense price competition, particularly when our competitors have excess inventories and discount their prices to clear their inventories; and
  Certain original equipment manufacturers of personal computers, mobile phones and handheld computers may make our products less significant by incorporating built-in functions, such as Bluetooth wireless technology, WiFi, GPS, or bar code scanners into their products.

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

We have devoted significant research and development resources to design activities for Windows-powered mobile products and, more recently, to design activities for Palm devices, Smartphones using Windows Mobile and Symbian System 60 and 80 operating systems, and handheld computers from Research-in-Motion. Such design activities have diverted financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft, Palm, Symbian or Research-in-Motion are obligated to continue the collaboration or to support the products produced from the collaboration. Consequently, these organizations may terminate their collaborations with us for a variety of reasons including our failure to meet agreed-upon standards or for reasons beyond our control, such as changing market conditions, increased competition, discontinued product lines, and product obsolescence.

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

A number of our officers and senior managers have been employed for nine to thirteen years by us, including our President, Chief Financial Officer, Chief Technical Officer, Vice President of Marketing, and Senior Vice President for Business Development/General Manager Development Services. Our future success will depend upon the continued service of key officers and senior managers. Competition for officers and senior managers is intense, and there can be no assurance that we will be able to retain our existing senior personnel. The loss of key senior personnel could adversely affect our ability to compete.

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

Export sales (sales to customers outside the United States) accounted for approximately 37% of our revenue in fiscal year 2004 and 39% in fiscal year 2003. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

Our corporate headquarters are located near an earthquake fault. The potential impact of a major earthquake on our facilities, infrastructure, and overall business is unknown. Additionally, we may experience electrical power blackouts or natural disasters that could interrupt our business. Should a disaster be widespread, such as a major earthquake, or result in the loss of key personnel, we may not be able to implement our disaster recovery plan in a timely manner. Any losses or damages incurred by us as a result of these events could have a material adverse effect on our business.

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

As of March 11, 2005, we had 30,157,893 shares of Common Stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 or S-8 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of March 11, 2005, we had 83,823 shares of Series F Preferred Stock outstanding that are convertible into 838,230 shares of Common Stock at $0.722 per share.

As of March 11, 2005, we had 7,971,817 shares subject to outstanding options under our stock option plans, and 863,993 shares were available for future issuance under the plans. We have registered the shares of Common Stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of March 11, 2005, we had warrants outstanding to purchase a total of 1,717,850 shares of our Common Stock at exercise prices ranging from $0.722 to $2.73. All such warrants may be exercised at any time, and the shares issuable upon exercise may be resold, either without restrictions or subject, in some cases, only to S-3 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2003 through March 11, 2005, our Common Stock price fluctuated between a high of $4.80 and a low of $0.65. The trading price of our Common Stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by US Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended December 31, 2004, a decline of 1% in interest rates would reduce our quarterly interest income by approximately $7,300.

Our bank credit line facilities of up to $4.0 million have variable interest rates based upon the lender's index rate plus 0.5% for both the domestic line (up to $2.5 million) and the international line (up to $1.5 million). Accordingly, interest rate increases would increase our interest expense on outstanding credit line balances. We utilized our credit line facility only at the end of each quarter in 2004 and 2003, and therefore did not subject ourselves to interest rate exposure. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $10,000 for each $1 million of borrowings, if outstanding for the entire year, against our bank credit facility or a maximum of $40,000 if we utilized our entire credit line.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in US dollars. However, we require our European distributors to purchase our products in Euros, we pay the expenses of our European subsidiary in Euros, and we expect to enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. To date these balances have been small, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net assets and subsidiary expenses at the beginning, during and at the end of the quarter ended December 31, 2004, an adverse change of 10% in exchange rates would result in a decrease in our net income for the fourth quarter of approximately $51,300. For the fourth quarter 2004 the total adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net loss of $14,000. In the third quarter of 2004 we commenced hedging of European receivable balances denominated in Euros to reduce the foreign currency risk associated with these assets. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take additional actions to mitigate these risks.

Item 8. Financial Statements and Supplementary Data

The supplementary information required by this item is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

REPORT OF MOSS ADAMS LLP
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Socket Communications, Inc.

We have audited the accompanying consolidated balance sheet of Socket Communications, Inc. as of December 31, 2004, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for the year ended December 31, 2004. We also have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Socket Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Socket Communications, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Socket Communications, Inc. as of December 31, 2004 and the consolidated results of its operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that Socket Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Furthermore, in our opinion, Socket Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

/s/ Moss Adams LLP

San Francisco, California
February 11, 2005

REPORT OF ERNST & YOUNG LLP
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Socket Communications, Inc.

We have audited the accompanying consolidated balance sheet of Socket Communications, Inc. as of December 31, 2003, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose or expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Socket Communications, Inc. at December 31, 2003 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with US generally accepted accounting principles.

/s/ Ernst & Young LLP

San Jose, California
February 11, 2004

SOCKET COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS
	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$ 5,931,752	$ 6,421,425
Accounts receivable, net of allowance for doubtful accounts of $127,300 at December 31, 2004 and $113,244 at December 31, 2003	4,009,631	3,648,173
Inventories	2,941,211	1,736,966
Prepaid expenses and other current assets	159,747	210,172
Total current assets	13,042,341	12,016,736

Property and equipment:
Machinery and office equipment	1,865,400	1,699,660
Computer equipment	761,933	692,656
	2,627,333	2,392,316
Accumulated depreciation	(2,148,335)	(1,807,032)
Property and equipment, net	478,998	585,284

Intangible technology, net	951,979	711,394
Goodwill	9,797,946	9,797,946
Other assets	128,633	154,267
Total assets	$ 24,399,897	$ 23,265,627

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 2,630,833	$ 3,017,191
Accrued expenses	37,816	39,816
Accrued payroll and related expenses	680,501	694,440
Bank line of credit	2,949,272	1,567,390
Deferred income on shipments to distributors	1,056,177	851,668
Current portion of deferred rent and capital leases	42,193	20,882
Note payable	--	504,714
Total current liabilities	7,396,792	6,696,101

Long term portion of deferred rent and capital leases	51,011	71,191
Commitments and contingencies
Stockholders' equity:
Series F Convertible Preferred Stock, $0.001 par value: Authorized Shares - 276,269, Issued and outstanding shares - 83,823 at December 31, 2004, and 92,906 at December 31, 2003	84	93
Common stock, $0.001 par value: Authorized shares - 100,000,000 Issued and outstanding shares - 30,141,444 at December 31, 2004 and 29,827,029 at December 31, 2003	30,141	29,827
Additional paid-in capital	50,596,136	50,430,460
Accumulated deficit	(33,674,267)	(33,962,045)
Total stockholders' equity	16,952,094	16,498,335
Total liabilities and stockholders' equity	$ 24,399,897	$ 23,265,627

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
Revenues	$ 26,130,217	$ 21,610,702	$ 16,312,668
Cost of revenue	12,768,383	10,907,333	8,177,371
Gross profit	13,361,834	10,703,369	8,135,297
Operating expenses:
Research and development	3,658,124	3,448,537	3,516,047
Sales and marketing	5,928,831	5,189,487	4,888,939
General and administrative	3,068,309	2,866,321	2,117,964
Amortization of intangible technology	397,148	410,291	486,605
Total operating expenses	13,052,412	11,914,636	11,009,555
Operating income (loss)	309,422	(1,211,267)	(2,874,258)
Interest income and other	36,706	34,662	25,687
Interest expense	(8,245)	(73,338)	(123,259)
Net income (loss)	337,883	(1,249,943)	(2,971,830)
Preferred stock dividends	(50,105)	(136,363)	(28,931)
Preferred stock accretion	--	(565,307)	(82,714)
Net income (loss) applicable to common stockholders	$ 287,778	$ (1,951,613)	$ (3,083,475)
Net income (loss) per share applicable to common stockholders
Basic	$ 0.01	$ (0.07)	$ (0.13)
Diluted	$ 0.01	$ (0.07)	$ (0.13)
Weighted average shares outstanding:
Basic	30,060,947	26,300,945	23,976,000
Diluted	33,975,525	26,300,945	23,976,000

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
	Series E Redeemable Convertible Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2001	--	$ --	--	$ --	23,604,501	$ 23,605	42,700,503	$ (28,926,957)	$ 13,797,151
Exercise of warrants	--	--	--	--	74,000	74	63,526	--	63,600
Exercise of stock options	--	--	--	--	53,737	53	31,633	--	31,686
Issuance of common stock	--	--	--	--	381,760	382	223,676	--	224,058
Issuance of common stock warrants	--	--	--	--	--	--	367,618	--	367,618
Issuance of series E redeemable convertible preferred stock	100,000	648,473	--	--	--	--	--	--	--
Series E dividends/stock accretion to redemption value	--	82,714	--	--	--	--	--	(111,645)	(111,645)
Net loss and comprehensive net loss	--	--	--	--	--	--	--	(2,971,830)	(2,971,830)
Balance at December 31, 2002	100,000	731,187	--	--	24,113,998	24,114	43,386,956	(32,010,432)	11,400,638
Exercise of warrants	--	--	--	--	901,886	902	485,360	--	486,262
Exercise of stock options	--	--	--	--	248,505	248	244,277	--	244,525
Issuance of common stock	--	--	--	--	1,783,205	1,783	2.189,745	--	2,191,528
Issuance of common stock warrants	--	--	--	--	--	--	1,482,974	--	1,482,974
Issuance of Series F convertible preferred stock including stock accretion	--	--	276,269	276	--	--	1,140,995	(296,494)	844,777
Issuance of common stock in conjuction with Series F financing	--	--	--	--	--	--	662,827	--	662,827
Series E stock accretion to redemption value	--	268,813	--	--	--	--	--	(268,813)	(268,813)
Conversion of Series E redeemable convertible preferred stock to common stock	(80,000)	(800,000)	--	--	919,540	920	799,080	--	800,000
Redemption of Series E redeemable convertible preferred stock for cash	(20,000)	(200,000)	--	--	--	--	--	--	--
Conversion of Series F convertible preferred stock to common stock	--	--	(183,363)	(183)	1,833,630	1,834	(1,651)	--	--
Dividends paid/payable in cash on Series E redeemable convertible preferred stock and Series F convertible preferred stock	--	--	--	--	--	--	--	(96,440)	(96,440)
Dividends paid in common stock on Series F convertible preferred stock	--	--	--	--	26,265	26	39,897	(39,923)	--
Net loss and comprehensive net loss	--	--	--	--	--	--	--	(1,249,943)	(1,249,943)
Balance at December 31, 2003	--	--	92,906	93	29,827,029	29,827	50,430,460	(33,962,045)	16,498,335
Exercise of warrants	--	--	--	--	122,213	122	81,258	--	81,380
Exercise of stock options	--	--	--	--	101,372	102	84,499	--	84,601
Conversion of Series F convertible preferred stock to common stock	--	--	(9,083)	(9)	90,830	90	(81)	--	--
Dividends paid in cash on Series F convertible preferred stock	--	--	--	--	--	--	--	(50,105)	(50,105)
Net income and comprehensive net income	--	--	--	--	--	--	--	337,883	337,883
Balance at December 31, 2004	--	$ --	83,823	$ 84	30,141,444	$ 30,141	$ 50,596,136	$ (33,674,267)	$ 16,952,094

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2004	2003	2002
Operating activities
Net income (loss)	$ 337,883	$ (1,249,943)	$ (2,971,830)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	438,387	544,842	420,393
Amortization	27,062	23,581	23,458
Gain on forward exchange contract	(55,430)	(93,950)	(271,710)
Currency exchange loss on note payable	54,860	82,060	280,080
Net (gain) loss on foreign currency translations	55,730	(80,093)	(42,568)
Amortization of intangible technology	397,148	410,291	486,605
Change in deferred rent	22,013	44,026	--

Changes in operating assets and liabilities:
Accounts receivable	(407,396)	(1,283,203)	(74,241)
Inventories	(1,204,245)	391,373	(333,410)
Prepaid expenses and other current assets	(21,459)	177,214	(69,923)
Other assets	4,925	17,085	40,144
Accounts payable	(441,288)	(211,676)	590,897
Accrued expenses	(2,000)	(21,525)	19,751
Accrued payroll and related expenses	(13,939)	199,987	77,654
Deferred income on shipments to distributors	204,509	320,888	(64,759)
Net cash used in operating activities	(603,240)	(729,043)	(1,889,459)
Investing activities
Purchase of equipment	(359,163)	(329,278)	(454,403)
Acquisition of Khyber patent	(600,000)	--	--
Acquisition of Nokia CompactFlash Bluetooth business	--	--	(875,170)
Net cash used in investing activities	(959,163)	(329,278)	(1,329,573)
Financing activities
Payments on capital leases and equipment financing notes	(20,882)	(31,815)	(26,408)
Payments on note payable	(449,284)	(1,269,982)	(350,160)
Gross proceeds from borrowings under bank line of credit agreement	11,366,719	6,229,881	5,751,770
Gross repayments of borrowings under bank line of credit agreement	(9,984,837)	(6,568,491)	(5,162,770)
Gross proceeds from sale of foreign currency forward exchange contract	--	310,800	--
Stock options exercised	84,602	244,525	31,686
Net proceeds from sale of common stock and warrants to purchase common stock	--	3,674,502	419,326
Net proceeds from sale of preferred stock and warrants to purchase common stock	--	1,507,603	809,873
Redemption payments of Series E redeemable convertible preferred stock	--	(200,000)	--
Dividends paid on Series E redeemable convertible preferred stock and Series F convertible preferred stock	(37,905)	(79,940)	--
Warrants exercised	81,379	486,262	63,600
Net cash provided by financing activities	1,039,792	4,303,345	1,536,917
Effect of exchange rate changes on cash and cash equivalents	32,938	29,918	13,353
Net increase (decrease) in cash and cash equivalents	(489,673)	3,274,942	(1,668,762)
Cash and cash equivalents at beginning of year	6,421,425	3,146,483	4,815,245
Cash and cash equivalents at end of year	$ 5,931,752	$ 6,421,425	$ 3,146,483
Supplemental cash flow information
Cash paid for interest	$ 8,245	$ 73,338	$ 78,561
Warrants issued in conjuction with preferred stock financing	$ --	$ 366,333	$ --
Warrants issued in conjuction with common stock financing	$ --	$ 446,330	$ 37,793
Acquisition of Nokia CompactFlash Bluetooth business with note payable	$ --	$ --	$ 1,754,830
Dividends on Series F preferred stock paid in common stock	$ --	$ 39,923	$ --
Conversion of Series E preferred stock to common stock	$ --	$ 800,000	$ --
Conversion of Series F preferred stock to common stock	$ 90,830	$ 1,833,630	$ --
Property and equipment acquired in exchange for capital lease obligation	$ --	$ 37,333	$ --
Accrued dividends on preferred stock	$ 12,200	$ 16,499	$ 28,931

See accompanying notes.

NOTE 1 - Summary of Significant Accounting Policies

Organization and Business

Socket Communications, Inc. ("Socket" or the "Company") designs, manufactures and sells data collection and connectivity products for mobile electronic devices. The Company's data collection products are designed to collect data on handheld computers, tablet computers, notebook computers and Smartphones using bar code scanning and Radio Frequency Identification (RFID) technologies. The Company's connectivity products are designed to connect handheld computers, tablet computers, notebook computers and Smartphones to the Internet, to local area computer networks, to wide area computer networks, and to other peripheral devices through both wireless and cable connections. The Company also offer serial products that connect electronic devices and embedded products that are designed to be installed inside third party mobile electronic devices. The Company's products are designed for use with a broad range of mobile devices that support standard expansion mechanisms. The standard expansion mechanisms supported include slots for plug-in cards in the CompactFlash, PC Card, and Secure Digital Input/Output (SDIO) form factors and Bluetooth, a short range wireless connection technology. The Company's products are designed to address mobile workforce connectivity needs by enabling the use of handheld devices to extend data communications capabilities beyond location-dependent wired networks or telephone lines. The Company's products integrate hardware, software and services into complete mobile connectivity solutions. The Company is incorporated in the state of Delaware.

Principles of Consolidation
The consolidated financial statements include all of the accounts of the Company and those of its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated. The expenses associated with the operations of our foreign offices were $969,492, $1,132,563, and $1,018,729, in 2004, 2003, and 2002, respectively.

Use of Estimates
The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. As of December 31, 2004 and 2003, all of the Company's cash and cash equivalents consisted of amounts held in demand and money market deposits in banks.

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

Accounts Receivable Allowances
The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers. Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible. The following describes activity in the allowance for doubtful accounts for the years ended December 31, 2004, 2003, and 2002:

Year	Balance at Beginning of Year	Charged to Costs and Expenses	Amounts Written Off	Balance at End of Year
2004	$113,244	$ 47,953	$ 33,897	$127,300
2003	$100,761	$ 28,731	$ 16,248	$113,244
2002	$ 83,606	$ 21,002	$3,847	$100,761

Inventories
Inventories consist principally of raw materials and sub-assemblies stated at the lower of standard cost, which approximates actual costs (first-in, first-out method), or market. Market is defined as replacement cost, but not in excess of estimated net realizable value or less than estimated net realizable value less a normal margin. At the end of each reporting period, the Company compares its inventory on hand to its forecasted requirements for the next nine month period and the Company writes-off the cost of any inventory that is surplus, less any amounts that the Company believes it can recover from the disposal of goods that it specifically believes will be saleable past a nine month horizon. The Company's sales forecasts are based upon historical trends, communications from customers, and marketing data regarding market trends and dynamics. Changes in the amounts recorded for surplus or obsolete inventory are included in cost of revenue. Inventory components at year-end are shown in the following table:

	December 31,
	2004	2003
Raw materials and subassemblies	$ 2,613,384	$ 1,470,538
Finished goods	327,827	266,428
	$ 2,941,211	$ 1,736,966

Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method, over the estimated useful lives of the assets ranging from one to five years. Assets under capital leases are amortized over the shorter of the asset life or the remaining lease term.

Goodwill and Other Intangible Assets Review
Goodwill and intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). The Company assesses the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that the Company considers important which could trigger an impairment review include, poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel.

Goodwill represents the excess of cost over the estimated fair value of net assets acquired from the acquisitions of Nokia's CompactFlash Bluetooth Card business in 2002 and 3rd Rail Engineering in 2000, which in accordance with FAS 142, is no longer being amortized. Also in accordance with FAS 142, the Company tests goodwill for impairment at the reporting unit level on an annual basis or as determined necessary. The Company has determined to report as a single unit. SFAS No. 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second test is not performed. The second step of the impairment test is performed when required and compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Based on the annual goodwill test for impairment performed during the quarter ended December 31, 2004, management determined that there is no impairment of goodwill.

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

Revenue Recognition
Revenue on sales to customers other than distributors is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed and determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Estimated product returns are provided for in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists." Revenues on sales to distributors where the right of return exists are recognized upon "sell-through" when shipped from the distributor to the distributor's customer.

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

Advertising Costs
Advertising costs are charged to sales and marketing as incurred. The Company incurred $790,730, $504,214, and $383,998, in advertising costs during 2004, 2003, and 2002, respectively.

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

Net Income (Loss) Per Share
The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic net income (loss) per share:

	Years Ended December 31,
	2004	2003	2002
Numerator:
Net income (loss)	$ 337,883	$ (1,249,943)	$ (2,971,830)
Preferred stock dividends and accretion	(50,105)	(701,670)	(111,645)
Net income (loss) applicable to common stockholders	$ 287,778	$ (1,951,613)	$ (3,083,475)

Denominator:
Weighted average common shares outstanding used in computing net income (loss) per share:
Basic	30,060,947	26,300,945	23,976,000
Dilutive potential common shares	3,914,578	--	--
Diluted	33,975,525	26,300,945	23,976,000
Net income (loss) per share applicable to common stockholders:
Basic	$ 0.01	$ (0.07)	$ (0.13)
Diluted	$ 0.01	$ (0.07)	$ (0.13)

For the 2004 period the diluted shares outstanding include the dilutive affect of assumed conversion of Series F Convertible Preferred Stock and assumed exercise of all in-the-money employee stock options and warrants, which is calculated based on the average share price for the 2004 fiscal period using the treasury stock method. Under the treasury stock method, the hypothetically received proceeds from the exercise of in-the-money options and warrants are assumed to be used to repurchase shares. For 2004, options and warrants to purchase 3,613,954 shares of the Company's Common Stock were excluded from the calculation of diluted earnings per share because the exercise prices were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. For the 2003 and 2002 periods presented, the diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses in these years and thus no potential common shares from stock options, warrants, or convertible preferred stock have been included in the net loss per share calculation. Options and warrants to purchase 7,785,220, and 5,854,531, shares of Common Stock in 2003 and 2002, respectively, have been omitted from the loss per share calculation as their effect is anti-dilutive.

Stock-Based Compensation
The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and the Company has adopted the disclosure-only alternative described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, the Company generally does not record compensation expense because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Pro forma information regarding net loss and loss per share available to common shareholders is required by SFAS 123, and such information has been determined as if the Company had accounted for its employee stock options under the fair value method.

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's per share results would have changed to the pro forma net loss amounts indicated below:

	2004	2003	2002
Net income (loss) applicable to common shareholders, as reported	$ 287,778	$ (1,951,613)	$ (3,083,475)
Stock-based employee compensation expense determined under fair value based method	(1,763,002)	(2,409,731)	(2,137,054)
Pro forma net loss applicable to common shareholders	$ (1,475,224)	$ (4,361,344)	$ (5,220,529)

Basic and diluted net income (loss) per share, as reported	$ 0.01	$ (0.07)	$ (0.13)
Pro forma basic and diluted net loss per share	$ (0.05)	$ (0.17)	$ (0.22)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2004	2003	2002
Risk-free interest rate (%)	3.13%	2.85%	4.38%
Dividend yield	--	--	--
Volatility factor	1.3	1.4	1.4
Expected option life (years)	4.5	4.5	6.5

Recent Accounting Standards
In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period commencing after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in its third quarter of fiscal 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material adverse impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Segment Information
The Company follows Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing performance. The Company operates in one segment, data collection and connection solutions for mobile electronic devices. The Company markets its products in the United States and foreign countries through its sales personnel and distributors.

Information regarding geographic areas for the years ended December 31, 2004, 2003 and 2002 is as follows:

	Years Ended December 31,
Revenues: (in thousands)	2004	2003	2002
United States	$ 16,392	$ 13,249	$ 9,481
Europe	6,293	4,784	3,838
Asia and rest of world	3,445	3,578	2,994
	$ 26,130	$ 21,611	$ 16,313

Export revenues are attributable to countries based on the location of the customers.

Information regarding product families for the years ended December 31, 2004, 2003 and 2002 is as follows:

	Years Ended December 31,
Revenues: (in thousands)	2004	2003	2002
Data collection products	$ 10,440	$ 6,679	$ 3,885
Connectivity products	8,292	8,734	6,018
Embedded products and services	3,669	2,569	2,625
Serial products	3,729	3,629	3,785
	$ 26,130	$ 21,611	$ 16,313

Major Customers
Customers who accounted for at least 10% of total revenues in fiscal 2004, 2003, and 2002 were as follows:

	Years Ended December 31,
	2004	2003	2002
Tech Data Corp.	28%	29%	*
Ingram Micro, Inc.	15%	14%	22%
* indicates less than 10%

NOTE 2 - Intangible Technology

On July 15, 2004 the Company acquired US Patent 5,902,991 entitled Card Shaped Computer Peripheral Device from Khyber Technologies, Inc. The patent covers the design and functioning of plug-in bar code scanners, bar code imagers and RFID products. The patent was purchased for $600,000 and has been capitalized as an intangible asset. The patent is being amortized on a straight line basis over its estimated useful life of ten years. Khyber Technologies withdrew its patent infringement lawsuit as part of the settlement agreement.

During the first quarter of 2002, the Company acquired intangible assets in conjunction with the acquisition of Nokia's CompactFlash Bluetooth Card business and related product line technology. These intangible assets were valued at $980,000, and consist of purchased technology and a licensing agreement. Estimated useful lives of the acquired assets at the time of acquisition ranged from one to three years. Intangible assets of $835,125 from a prior acquisition in 2000 consist of developed software and technology with estimated lives at the time of acquisition ranging from 2.5 to 8.5 years. At December 31, 2004, a licensing agreement with a book value of $37, 733 was reclassified as an intangible asset and will be amortized over its remaining life of three years.

Intangible technology as of December 31, 2004 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Patent	$ 600,000	$ (30,000)	$ 570,000
Bluetooth CompactFlash technology	900,000	(841,129)	58,871
Project management tools	570,750	(285,375)	285,375
Schematic library	153,000	(153,000)	--
Licensing agreement	114,342	(76,609)	37,733
Intangible technology	2,338,092	(1,386,113)	$ 951,979

Intangible assets as of December 31, 2004 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Bluetooth CompactFlash technology	$ 900,000	$ (541,128)	$ 358,872
Licensing agreement	80,000	(80,000)	--
Project management tools	570,750	(218,228)	352,522
Schematic library	153,000	(153,000)	--
Development software	111,375	(111,375)	--
Intangible technology	1,815,125	(1,103,731)	$ 711,934

Based on identified intangible assets recorded at December 31, 2004 and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2005	$ 203,042
2006	140,446
2007	134,557
2008	127,147
2009	76,787
2010 and beyond	270,000
$ 951,979

NOTE 3 - Series F Convertible Preferred Stock

On March 20, 2003, the Company sold 276,269 units at a price of $7.22 per unit (total of $2,000,000 gross cash proceeds) in a private equity placement. Each unit consisted of one share of the Company's Series F convertible preferred stock (the "Series F Preferred Stock") and a three-year warrant to purchase three shares of the Company's common stock. Two directors of the Company invested an aggregate of $115,000 in the financing. Each share of Series F Preferred Stock is convertible, in whole or in part, into 10 shares of common stock at the option of the holder at any time for a period of three years following the date of sale, with a mandatory conversion date three years from date of sale. The originally issued Series F Preferred Stock was convertible into a total of 2,762,690 shares of common stock at a conversion price of $0.722 per share, subject to certain adjustments. An additional 828,807 shares of common stock were issuable upon exercise of the originally issued warrants at an exercise price of $0.722 per share. In addition, the Company issued five-year warrants to the placement agent to acquire up to 718,300 shares of common stock at $0.722 per share. Using a Black-Scholes valuation model with the following assumptions: 0.0% dividend yield rate, risk free interest rates of 1.9% and 2.81%, respectively, for the investors and placement agent, $0.73 per share fair value of common stock, $0.722 exercise price, a life of three years and five years, respectively, for the investors and placement agent, and a volatility of 0.911, $296,494 of the proceeds were attributed to the warrants issued to investors, and the warrants issued to the placement agent were valued at $366,333, which was included in the cost of the financing. The Company recorded a one-time accretion charge of $296,494 in the first quarter of 2003 reflecting the discount from market resulting from the allocation of the proceeds to the investor warrants.

The Series F Preferred Stock automatically converts into common stock three years after sale and automatically converts earlier in the event of a merger or consolidation of the Company, subject to certain conditions. The holders of Series F Preferred Stock have voting rights equal to the number of shares of common stock issuable upon conversion. In the event of liquidation, holders of Series F Preferred Stock are entitled to liquidation preferences over common stockholders equal to their initial investment plus all accrued but unpaid dividends. Dividends accrue at the rate of 8% per annum and are payable quarterly in cash or in common stock, at the option of the Company. Dividends for 2004 were $50,105 and were paid in cash subsequent to each quarter. During the year holders of 9,083 shares of Series F Preferred Stock elected to convert their shares into 90,830 shares of common stock leaving 83,823 shares of Series F Preferred Stock outstanding at December 31, 2004. Dividends for 2003 were $89,273 and were paid in cash and common stock resulting in the issuance of 26,265 shares. During the third and fourth quarters of 2003, holders of 183,363 shares of Series F Preferred Stock elected to convert their shares into 1,833,630 shares of common stock.

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

NOTE 6- Note Payable to Nokia

On March 16, 2002, the Company acquired from Nokia Corporation its CompactFlash ("CF") Bluetooth Card business including a product line and a sole, non-exclusive, nontransferable, worldwide license to make, use and sell the related product line technology. The purchase price was three million Euros, of which two million Euros was in the form of a note payable to Nokia. In August 2002 and September 2003, payment of the balance was revised to monthly installments of 100,000 Euros due each month beginning September 11, 2002 with the final installment due on April 11, 2004. In April 2004 the remaining balance on the note was paid in full. Outstanding balances under the note accrued interest at an annual rate of 6% and the accumulated interest was payable at the time of each installment payment. Interest charges were $4,556, $66,495, and $102,798 in 2004, 2003, and 2002, respectively.

The Company used foreign currency forward exchange contracts for Euros in order to mitigate the impact of currency fluctuations between the Euro and the US dollar on the payments to Nokia. Due to the change in the payment schedule with Nokia these derivatives did not qualify for SFAS 133 hedge accounting treatment. Accordingly, the changes in fair value of these derivatives were recorded to earnings. In the 2004 the net of the currency exchange loss on the note payable of $54,860 and the gain on the forward exchange contracts of $55,430 was included in interest and other income. In 2003 the net of the currency exchange loss on the note payable of $82,060 and the gain on the forward exchange contracts of $93,950 was included in interest and other income. In 2002 the net of the currency exchange loss on the note payable of $280,080 and the gain on the forward exchange contracts of $271,710 was included in interest expense and other.

At December 31, 2003 the Company had forward purchase contracts to buy Euros with a nominal US dollar value equivalent to $503,040. The fair value of those forward purchase contracts at December 31, 2003 was $54,860 and such value is included in other current assets in the accompanying balance sheet.

NOTE 7 - Bank Financing Arrangements

On March 5, 2004, the Company entered into a new credit agreement with its bank that will expire on March 5, 2006. This new credit agreement replaced the credit agreement previously in effect. The credit facility under the new credit agreement allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables, $2,500,000 and $1,500,000, respectively, at the lender's index rate based on prime plus 0.5%. The rates in effect at December 31, 2004 were 5.75% on both the domestic and international lines. At December 31, 2004, outstanding amounts borrowed under the lines were $1,790,218 and $1,159,054, respectively, which were the approximate amounts available on the lines. These amounts outstanding at December 31, 2004 were repaid in January 2005. Under the new credit agreement, the Company must maintain quarterly minimum tangible net worth equal to $5,000,000, plus 75% of quarterly net profits beginning March 31, 2004. The Company was in compliance with this requirement at the end of 2004.

On March 7, 2005, the Company agreed with its bank to extend the term of the credit facility by an additional year (see Note 16 for additional information).

NOTE 8- Capital Lease Obligations and Equipment Financings

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At December 31, 2004, property and equipment with a cost of $37,333 were subject to such financing arrangements. Related accumulated amortization at December 31, 2004 amounted to $10,889. Future minimum payments under capital lease and equipment financing arrangements as of December 31, 2004, are as follows:

2005	$ 10,266
2006	10,266
2007	8,556
Total minimum payments	29,088
Less amount representing interest	(1,923)
Present value of net minimum payments	27,165
Less current portion	(9,174)
Long-term portion	$ 17,991

NOTE 9 - Commitments

The Company's headquarters are operated under a five-year noncancelable operating lease which expires in December 2006. Future minimum lease payments under all operating leases are:

2005	$ 442,210
2006	442,210
Total	$ 884,419

Rental expense under all operating leases was $470,524, $625,624, and $674,599 for each of the years ended December 31, 2004, 2003, and 2002, respectively.

The Company has non-cancelable purchase commitments with its vendors for inventory used in the ordinary course of business in the aggregate amount of $1.5 million in 2005.

NOTE 10 - Stock Option/Stock Issuance Plan

The Company has three Stock Option Plans: the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"), the 1999 Stock Plan (the "1999 Plan"), and the 2004 Equity Incentive Plan (the "2004 Plan").

The 1995 Plan
The 1995 Plan provides for the grant of incentive stock options and nonstatutory stock options to employees, directors, and consultants of the Company. The Company grants incentive stock options and nonstatutory stock options at an exercise price per share equal to the fair market value per share of common stock on the date of grant. The vesting and exercise provisions are determined by the Board of Directors, with a maximum term of ten years. Upon ratification of the 2004 Plan by the shareholders in June 2004, shares in the 1995 Plan that had been reserved but not issued, as well as any shares issued that would otherwise return to the 1995 Plan as a result of termination of options or repurchase of shares, were reserved for issuance under the 2004 Plan. No additional grants will be made from the 1995 Plan.

Information with respect to the 1995 Plan is summarized as follows:

		Outstanding Options
	Options Available For Grant	Number of Shares	Weighted Average Price Per share
Balance at December 31, 2001	366,995	3,181,112	$ 2.41
Increase in shares authorized	944,180	--
Granted	(1,242,500)	1,242,500	$ 1.02
Cancelled	603,667	(603,667)	$ 2.98
Exercised	--	(46,862)	$ 0.59
Balance at December 31, 2002	672,342	3,773,083	$ 1.89
Increase in shares authorized	964,559	--
Granted	(1,119,200)	1,119,200	$ 0.86
Cancelled	72,187	(72,187)	$ 3.24
Exercised	--	(134,831)	$ 1.29
Balance at December 31, 2003	589,888	4,685,265	$ 1.64
Increase in shares authorized	1,193,421	--
Granted	(1,022,500)	1,022,500	$ 3.16
Cancelled	212,278	(212,278)	$ 2.71
Exercised	--	(105,372)	$ 0.91
Transferred to 2004 Plan	(973,087)	--
Balance at December 31, 2004	--	5,390,115	$ 1.90

The weighted average fair value of options granted during 2004, 2003, and 2002 was $2.76, $0.73, and $0.95 per share, respectively. As of December 31, 2004, 2003 and 2002, options to purchase 3,460,694, 2,291,396, and 1,457,486 shares, respectively, were exercisable at a weighted average exercise price of $1.98, $2.05, and $2.26, respectively.

The outstanding and exercisable options at December 31, 2004 presented by price range are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.44 - $ 0.69	266,437	4.00	$ 0.59	266,437	$ 0.59
$ 0.70 - $ 0.75	993,812	8.25	$ 0.73	408,625	$ 0.73
$ 0.76	503,973	7.92	$ 0.76	254,830	$ 0.76
$ 0.97 - $ 1.29	1,346,954	7.08	$ 1.14	998,293	$ 1.13
$ 1.50	17,708	4.92	$ 1.50	17,708	$ 1.50
$ 2.25 - $ 2.98	247,300	8.42	$ 2.34	82,554	$ 2.33
$ 3.2 - $ 3.38	2,001,931	7.42	$ 2.83	1,390,247	$ 3.34
$ 7.75	2,000	5.00	$ 7.75	2,000	$ 7.75
$ 14.94	10,000	5.17	$ 14.94	10,000	$ 14.94
$ 0.44 - $ 14.94	5,390,115	7.42	$ 1.71	3,430,694	$ 1.98

The 1999 Plan
The 1999 Plan provides for the grant of nonstatutory stock options to employees, directors, and consultants of the Company. The Company grants nonstatutory stock options at an exercise price per share equal to the fair market value per share of common stock on the date of grant. The vesting and exercise provisions are determined by the Board of Directors, with a maximum term of ten years.

Information with respect to the 1999 Plan is summarized as follows:

		Outstanding Options
	Options Available For Grant	Number of Shares	Weighted Average Price Per share
Balance at December 31, 2001	4,797	1,392,983	$ 2.67
Cancelled	33,125	(33,125)	$ 2.94
Exercised	--	(6,875)	$ 0.56
Balance at December 31, 2002	37,922	1,352,983	$ 2.68
Exercised	--	(107,500)	$ 0.56
Balance at December 31, 2003	37,922	1,245,483	$ 2.87
Cancelled	142,732	(142,732)	$ 3.38
Balance at December 31, 2004	180,654	1,102,751	$ 2.88

As of December 31, 2004, 2003, and 2002, 1,094,418, 1,010,712, and 853,547 options were exercisable at a weighted average exercise price of $2.79, $2.75, and $2.46, respectively. The outstanding and exercisable options at December 31, 2004 presented by price range are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.56	211,009	4.50	$ 0.56	211,009	$ 0.56
$ 2.28	45,000	6.58	$ 2.28	45,000	$ 2.28
$ 3.38	846,742	6.08	$ 3.38	838,409	$ 3.38
$ 0.56 - $ 3.38	1,102,751	5.75	$ 2.72	1,094,418	$ 2.79

The 2004 Plan
The 2004 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, stock appreciation rights, and performance awards, to employees, directors, and consultants of the Company. Upon ratification of the 2004 Plan by the shareholders in June 2004, shares in the 1995 Plan that had been reserved but not issued, as well as any shares issued that would otherwise return to the 1995 Plan as a result of termination of options or repurchase of shares, were reserved for issuance under the 2004 Plan. The Company grants incentive stock options and non-statutory stock options at an exercise price per share equal to the fair market value per share of common stock on the date of grant. The vesting and exercise provisions are determined by the Board of Directors, with a maximum term of ten years.

Information with respect to the 2004 Plan is summarized as follows:

		Outstanding Options
	Options Available For Grant	Number of Shares	Weighted Average Price Per share
Transferred from 1995 Plan	973,087	--
Granted	(95,400)	95,400	$ 1.51
Balance at December 31, 2004	877,687	95,400	$ 1.51

The outstanding and exercisable options at December 31, 2004 presented by price range are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 1.51	95,400	9.92	$ 1.51	--	--

NOTE 11 - Warrants

The Company issued warrants to purchase common stock in connection with certain financing agreements. The Company has the following warrants outstanding to purchase common stock at December 31, 2004:

Reason	Number of Shares	Price Per Share	Issue Date	Expiration Date
Common stock financing	56,344	$ 1.59	Mar 2002	Mar 2007
Bank line financing	15,000	$ 0.80	Oct 2002	Oct 2007
Series E redeemable convertible preferred stock financing	249,000	$ 0.957	Oct 2002	Oct 2007
Series F preferred stock financing	461,023	$ 0.722	Mar 2003	Mar 2006
Series F preferred stock financing	307,026	$ 0.722	Mar 2003	Mar 2008
Common stock financing	629,281	$ 2.73	Aug 2003	Aug 2008
Total warrants	1,717,674

NOTE 12 - Shares Reserved

Common stock reserved for future issuance was as follows at December 31, 2004:

Number of shares
Stock option grants outstanding (see Note 10)	6,588,266
Reserved for future stock option grants (see Note 10)	1,058,336
Common stock warrants (see Note 11)	1,717,674
Conversion of Series F convertible preferred stock (see Note 3)	838,230
Total common stock reserved for future issuance	10,202,506

NOTE 13 - Related Party

The Company from time to time purchases engineering design and consulting services from Impact Zone. Impact Zone's principal stockholder, Dale Gifford, is a sibling of Michael L. Gifford, Executive Vice President and Director of Socket. The Company received no services during 2004 and had no outstanding accounts payable due to Impact Zone at December 31, 2004. At December 31, 2003 the Company had outstanding accounts payable due to Impact Zone of $5,000. The Company purchased engineering design and consulting services from Impact Zone amounting to $72,500 and $268,853, respectively, during the years ended December 31, 2003 and 2002.

NOTE 14 - Retirement Plan

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

NOTE 15 - Income Taxes

There were no provisions for income taxes for the years ended December 31, 2004, 2003, and 2002. The Company has incurred net operating losses in all periods prior to the first quarter of 2004. Earnings in 2004 were not material, and continued earnings are not assured. The Company has maintained a full valuation allowance for all deferred tax assets.

As of December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $21,600,000 and $5,800,000, respectively. The Company also has federal and state tax credit carryforwards of approximately $400,000 and $400,000, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2005 through 2024, if not utilized.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of deferred tax assets are as follows:

	Years Ended December 31,
Deferred tax assets:	2004	2003
Net operating loss carryforwards	$ 7,688,000	$ 7,072,000
Credits	657,000	592,000
Capitalized research and development costs	862,000	1,639,000
Other acquired intangibles	199,000	138,000
Accruals not currently deductible	1,024,000	933,000
Total deferred tax assets	10,430,000	10,374,000
Valuation allowance for deferred tax assets	(10,256,000)	(10,173,000)
Net deferred tax assets	174,000	201,000
Deferred tax liability:
Acquired intangibles	(174,000)	(201,000)
Net deferred taxes	$ --	$ --

The tax benefits associated with employee stock options provide a deferred benefit of approximately $758,000 which has been offset by the valuation allowance. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital when realized.

NOTE 16 - Subsequent Events (Unaudited)

On March 7, 2005, the Company agreed with its bank to extend the term of the credit facility by an additional year which will now expire on March 4, 2007. The terms of the credit agreement as outlined in Note 7 remain in effect for the term of the agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9a. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further because of changes in conditions, the effectiveness of internal controls may vary over time.

We assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on our assessment using those criteria, we believe that, as of December 31, 2004, our internal control over financial reporting is effective.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Moss Adams LLP, an independent registered public accounting firm. Their report appears on page 38 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 21, 2005.

Item 11. Executive Compensation

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 21, 2005.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2004 about our common stock that may be issued under the Company's existing equity compensation plans. For additional information about the equity compensation plans see Note 10 to the Company's Consolidated Financial Statements.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	5,485,515	$ 1.83	877,687
Equity compensation plans not approved by security holders (2)	1,102,751	$2.79	--
Total	6,588,266	$2.04	877,687

______________________

(1) Includes the 1995 Stock Plan and its successor, the 2004 Equity Incentive Plan. Pursuant to an affirmative vote by security holders in June 2004, an annual increase is added on the first day of each fiscal year equal to the lesser of (a) 2,000,000 shares, (b) 4% of the outstanding shares on that date, or (c) a lesser amount as determined by the Board of Directors.
(2) Consists of the 1999 Stock Plan.

Item 13. Certain Relationships and Related Transactions

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 21, 2005.

Item 14. Principal Accountant Fees and Services

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 21, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. All financial statements.

2. Financial statement schedules.
All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes herein.

3. Exhibits.
See Index of Exhibits on page 66. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

(b) Exhibits:

See Index of Exhibits on page 66. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SOCKET COMMUNICATIONS, INC. Registrant

Date: March 11, 2005	/s/ Kevin J. Mills Kevin J. Mills President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Kevin J. Mills	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2005
Kevin J. Mills

By	/s/ Charlie Bass	Chairman of the Board	March 11, 2005
Charlie Bass

By	/s/ David W. Dunlap	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2005
David W. Dunlap

By	/s/ Micheal L. Gifford	Executive Vice President and Director	March 11, 2005
Micheal L. Gifford

By	/s/ Enzo Torresi	Director	March 11, 2005
Enzo Torresi

By	/s/ Gianluca Rattazzi	Director	March 11, 2005
Gianluca Rattazzi

By	/s/ Peter Sealey	Director	March 11, 2005
Peter Sealey

By	/s/ Leon Malmed	Director	March 11, 2005
Leon Malmed

Index to Exhibits

Exhibit Number	Description

2.1 (1)	Agreement and Plan of Reorganization.

3.1 (2)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Certificate of Designation of Series E Convertible Preferred Stock.

3.3 (2)	Certificate of Designation of Series F Convertible Preferred Stock.

3.4 (3)	Bylaws

3.5 (3)	Certificate of Amendment of Bylaws dated March 14, 2001.

10.1 (4)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.

10.2 (4)*	1995 Stock Plan and forms of agreement thereunder.

10.3 (5)*	Form of Amendment No.1 to Stock Option Agreement between the Company and certain Option Holders under the 1995 Stock Option Plan.

10.4 (6)*	1999 Nonstatutory Stock Option Plan.

10.5 (7)*	2004 Equity Incentive Plan and forms of agreement thereunder.

10.6 (8)	Standard Lease Agreement by and between Central Court, LLC and the Company dated September 15, 1996.

10.7 (9)	Second Amendment to Lease by and between Central Court, LLC and the Company dated December 14, 2001.

10.8 (10)*	Form of Executive Management Bonus Plan dated January 1, 2003 between the Company and certain eligible participants.

10.9 (10)*	Form of Employment Agreement dated March 19, 2003 between the Company and the officers of the Company.

21.1 (10)	Subsidiaries.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________
* Executive compensation plan or arrangement.

(1) Incorporated by reference to exhibits filed with the Company's Form 8-K filed on October 20, 2000.

(2) Incorporated by reference to exhibits filed with the Company's Form 10-K filed March 15, 2004

(3) Incorporated by reference to exhibits filed with the Company's Form 10-K filed March 31, 2003

(4) Incorporated by reference to exhibits filed with Company's Registration Statement on Form SB 2 (File No. 33 91210 LA) filed on June 2, 1995 and declared effective on October 20, 2000.

(5) Incorporated by reference to exhibits filed with the Company's Form 10-KSB for the year ended December 31, 1997 filed on March 30, 1998.

(6) Incorporated by reference to exhibits filed with the Company's Form 10-QSB filed on August 16, 1999.

(7) Incorporated by reference to Appendix C filed with the Company's Form DEF 14A filed April 29, 2004.

(8) Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form SB 2 (File No. 333 22273) filed on February 24, 1997.

(9) Incorporated by reference to exhibits filed with the Company's Form 10-K filed April 1, 2002

(10) Incorporated by reference to exhibits filed with the Company's Form 10-K filed March 31, 2003

Exhibit 23.1

CONSENT OF MOSS ADAMS LLP
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements (Forms S-3 No. 333-109150, No. 333-104632, No. 333-100754, No. 333-87348, No. 333-51236, No. 333-96231, No. 333-82591, and No. 333-49001; and Forms S-8 No. 333-106502, 333-87368, No. 333-85721, No. 333-68347, No. 333-66060, No. 333-59838, No. 333-07669, and No. 33-97350) and related Prospectuses of our report dated February 11, 2005, with respect to the consolidated financial statements of Socket Communications, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2004.

/s/ Moss Adams LLP

San Francisco, California
March 14, 2005

Exhibit 23.2

CONSENT OF ERNST & YOUNG LLP
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements (Forms S-3 No. 333-109150, No. 333-104632, No. 333-100754, No. 333-87348, No. 333-51236, No. 333-96231, No. 333-82591, and No. 333-49001; and Forms S-8 No. 333-106502, 333-87368, No. 333-85721, No. 333-68347, No. 333-66060, No. 333-59838, No. 333-07669, and No. 33-97350) and related Prospectuses of our report dated February 11, 2004, with respect to the consolidated financial statements of Socket Communications, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2004.

/s/ Ernst & Young LLP

San Jose, California
March 14, 2005

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: March 11, 2005	By: /s/ Kevin J. Mills Name: Kevin J. Mills Title: President and Chief Executive Officer (Principal Executive Officer)

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: March 11, 2005	By: /s/ David W. Dunlap Name: David W. Dunlap Title: Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Exhibit 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin J. Mills, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Socket Communications, Inc. on Form 10-K for the year ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Socket Communications, Inc.

By: /s/ Kevin J. Mills Name: Kevin J. Mills Title: President and Chief Executive Officer (Principal Executive Officer) Date: March 11, 2005

I, David W. Dunlap, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Socket Communications, Inc. on Form 10-K for the year ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Socket Communications, Inc.

By: /s/ David W. Dunlap Name: David W. Dunlap Title: Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer) Date: March 11, 2005