Form 10-K/A
period 2004-12-31
SOCKET COMMUNICATIONS INC
filed 2005-04-12
CIK 944075

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________

FORM 10-K/A

(Mark One)

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

37400 Central Court, Newark, CA 94560
(Address of principal executive offices)

(510) 744-2700
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value.

Title of each class Common Stock, $0.001 Par Value	Name of each exchange on which registered The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). YES [X] NO [ ]

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2004, based on the closing price per share on such date, was $80,062,268. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of April 6, 2005, the registrant has 30,157,893 shares of common stock outstanding.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 2005.

EXPLANATION:
Socket Communications, Inc. (the "Company") is filing this amendment to Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005, solely for the purpose of amending the Consent of Moss Adams LLP filed as Exhibit 23.1.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

Listed below are documents filed or furnished as part of this amended report.

Exhibit Number	Description
23.1
Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

31.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCKET COMMUNICATIONS, INC.

Date: April 11, 2005	By: /s/ Kevin J. Mills Kevin J. Mills President and Chief Executive Officer

Signature _______________________	Title _____________________________________	Date ____________________
/s/ Kevin J. Mills	President and Chief Executive Officer (Principal Executive Officer)
April 11, 2005

Kevin J. Mills

/s/ David W. Dunlap	Chief Financial Officer and Vice President of Finance and Administration (Principal Financial and Accounting Officer)
April 11, 2005

David W. Dunlap

/s/ Charlie Bass	Chairman of the Board
April 11, 2005

Charlie Bass

/s/ Micheal L. Gifford	Executive Vice President and Director
April 11, 2005

Micheal L. Gifford

/s/ Enzo Torresi	Director
April 11, 2005

Enzo Torresi

/s/ Gianluca Rattazzi	Director
April 11, 2005

Gianluca Rattazzi

/s/ Peter Sealey	Director
April 11, 2005

Peter Sealey

/s/ Leon Malmed	Director
April 11, 2005

Leon Malmed

Exhibit 23.1

CONSENT OF MOSS ADAMS LLP
 INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements (Forms S-3 No. 333-109150, No. 333-104632, No. 333-100754, No. 333-87348, No. 333-51236, No. 333-96231, No. 333-82591, and No. 333-49001; and Forms S-8 No. 333-106502, 333-87368, No. 333-85721, No. 333-68347, No. 333-66060, No. 333-59838, No. 333-07669, and No. 33-97350) and related Prospectuses of our report dated February 11, 2005, with respect to the consolidated financial statements of Socket Communications, Inc., Socket Communications, Inc. management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Socket Communications, Inc., included in this Annual Report (Form 10-K) for the year ended December 31, 2004.

/s/ Moss Adams LLP

San Francisco, California
March 14, 2005

Exhibit 31.1

CERTIFICATIONS

I, Kevin J. Mills, certify that:

1. I have reviewed this amendment on Form 10-K of Socket Communications, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: April 11, 2005	By: /s/ Kevin J. Mills Name: Kevin J. Mills Title: President and Chief Executive Officer

CERTIFICATIONS

I, David W. Dunlap, certify that:

1. I have reviewed this amendment to Form 10-K of Socket Communications, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: April 11, 2005	By: /s/ David W. Dunlap Name: David W. Dunlap Title: Vice President of Finance and Administration and Chief Financial Officer