Form 10-Q
period 2005-03-31
SOCKET COMMUNICATIONS INC
filed 2005-05-10
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2005

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

Number of shares of Common Stock ($0.001 par value) outstanding as of April 29, 2005 was 30,158,421 shares.

(Index)

Item 1. Financial Statements (Unaudited)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2005 (Unaudited)	December 31, 2004*
ASSETS
Current assets:
Cash and cash equivalents	$ 7,181,089	$ 5,931,752
Accounts receivable, net	4,028,098	4,009,631
Inventories	2,527,374	2,941,211
Prepaid expenses and other current assets	171,801	159,747
Total current assets	13,908,362	13,042,341

Property and equipment:
Machinery and office equipment	1,818,953	1,865,400
Computer equipment	799,591	761,933
	2,618,544	2,627,333
Accumulated depreciation	(2,140,095)	(2,148,335)
Property and equipment, net	478,449	478,998

Intangible technology, net	857,066	951,979
Goodwill	9,797,946	9,797,946
Other assets	127,828	128,633
Total assets	$ 25,169,651	$ 24,399,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 3,062,633	$ 2,668,649
Accrued payroll and related expenses	677,849	680,501
Bank line of credit	3,213,300	2,949,272
Deferred income on shipments to distributors	1,568,687	1,056,177
Current portion of deferred rent and capital leases	42,303	42,193
Total current liabilities	8,564,772	7,396,792

Long term portion of deferred rent and capital leases	40,393	51,011

Commitments and contingencies

Stockholders' equity:
Series F Convertible Preferred Stock, $0.001 par value: Authorized Shares - 276,269, Issued and outstanding shares - 83,823 at March 31, 2005 and December 31, 2004	84	84
Common stock, $0.001 par value: Authorized shares - 100,000,000, Issued and outstanding shares - 30,157,893 at March 31, 2005 and 30,141,444 at December 31, 2004	30,158	30,141
Additional paid-in capital	50,612,419	50,596,136
Accumulated deficit	(34,078,175)	(33,674,267)
Total stockholders' equity	16,564,486	16,952,335
Total liabilities and stockholders' equity	$ 25,169,651	$ 24,399,897
_________________________
*Derived from audited consolidated financial statements

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended March 31,
	2005	2004
Revenues	$ 5,982,196	$ 6,743,228
Cost of revenue	2,934,304	3,311,666
Gross profit	3,047,892	3,431,562

Operating expenses:
Research and development	889,128	924,152
Sales and marketing	1,634,506	1,519,037
General and administrative	832,821	846,924
Amortization of intangible technology	94,913	91,787
Total operating expenses	3,451,368	3,381,900
Operating income (loss)	(403,476)	49,662

Interest income and other	13,507	10,660
Interest expense	(1,739) )	(6,932)

Net income (loss)	(391,708)	53,390
Preferred stock dividends	(12,200)	(13,078)
Net income (loss) applicable to common stockholders	$ (403,908)	$ 40,312
Net income (loss) per share applicable to common stockholders:
Basic	$ (0.01)	$ 0.00
Diluted	$ (0.01)	$ 0.00
Weighted average shares outstanding:
Basic	30,154,992	29,933,603
Diluted	30,154,992	34,478,732

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2005	2004
Operating activities
Net income (loss)	$ (391,708)	$ 53,390
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	118,324	108,298
Loss on foreign currency translations	55,968	18,427
Gain on forward exchange contracts	(38,461)	(44,090)
Foreign currency exchange loss on note payable	--	43,560
Amortization of intangibles	94,913	91,787
Change in deferred rent	(5,502)	5,503

Changes in operating assets and liabilities:
Accounts receivable	(56,159)	(720,218)
Inventories	413,837	12,400
Prepaid expenses and other current assets	(12,054)	(51,580)
Other assets	805	6,368
Accounts payable and accrued expenses	432,445	142,173
Accrued payroll and related expenses	(2,652)	7,354
Deferred income on shipments to distributors	512,510	43,204
Net cash provided (used) in operating activities	1,122,266	(283,424)

Investing activities
Purchase of equipment	(117,775)	(95,765)
Net cash used in investing activities	(117,775)	(95,765)

Financing activities
Payments on capital leases and equipment financing notes	(5,006)	(9,301)
Payments on notes payable	--	(337,088)
Gross proceeds from bank line of credit	3,213,300	3,455,903
Gross payments on bank line of credit	(2,949,272)	(1,567,390)
Proceeds from stock options exercised	16,300	43,797
Proceeds from warrants exercised	--	54,372
Dividends paid	(12,200)	--
Net cash provided by financing activities	263,122	1,640,293

Effect of exchange rate changes on cash and cash equivalents	(18,276)	11,994
Net increase in cash and cash equivalents	1,249,337	1,273,098

Cash and cash equivalents at beginning of period	5,931,752	6,421,425
Cash and cash equivalents at end of period	$ 7,181,089	$ 7,694,523

Supplemental cash flow information
Cash paid for interest	$ 1,739	$ 6,932

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Socket Communications, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

(Index)

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's per share results would have changed to the pro forma net loss amounts indicated below:

Three Months Ended March 31,
	2005	2004
Net income (loss) applicable to common stockholders, as reported	$ (403,908)	$ 40,312
Stock-based employee compensation expense determined under fair value based method	(1,177,780)	(707,912)
Pro forma net loss applicable to common stockholders	$ (1,581,688)	$ (667,600)
Basic net income (loss) per share, as reported	$ (0.01)	$ 0.00
Diluted net income (loss) per share, as reported	$ (0.01)	$ 0.00
Pro forma basic and diluted net loss per share	$ (0.05)	$ (0.02)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. Weighted average assumptions for the comparable three month periods presented are as follows:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate (%)	3.71%	2.93%
Dividend yield	--	--
Volatility factor	1.0	1.4
Expected option life (years)	4.5	4.5

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

On April 14, 2005, the Securities and Exchange Commission (SEC) announced a delay in implementing the option expensing requirements set forth in Financial Accounting Standards Board Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"). The new effective date for compliance with the provisions of SFAS 123R is the first quarter of a public entity's first fiscal year beginning after June 15, 2005. The Company expects to adopt the provisions of SFAS 123R in its first quarter of fiscal 2006. Previously the Company expected to adopt SFAS 123R in its third quarter of fiscal 2005. SFAS 123R, will replace SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based awards to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based awards, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material adverse impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

(Index)

NOTE 3 - Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	March 31, 2005	December 31, 2004
Raw materials and sub-assemblies	$ 2,277,511	$ 2,613,384
Finished goods	299,863	327,827
	$ 2,527,374	$ 2,941,211

NOTE 4 - Bank Financing Arrangements

On March 7, 2005, the Company agreed with its bank to extend the term of the existing credit facility by an additional year which will now expire on March 4, 2007. The credit facility under the credit agreement allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables, $2,500,000 and $1,500,000, respectively, at the lender's index rate based on prime plus 0.5%. The rates in effect at March 31, 2005 were 6.25% on both the domestic and international lines. At March 31, 2005, outstanding amounts borrowed from the lines were $2,310,300 and $903,000, respectively, which were the approximate amounts available from the lines. These amounts outstanding at March 31, 2005 were repaid in April 2005. Under the credit agreement, the Company must maintain quarterly minimum tangible net worth equal to $5,100,000, plus 75% of quarterly net profits and 75% of net proceeds from equity and subordinated debt financing transactions beginning September 30, 2004. At March 31, 2004, outstanding amounts borrowed from the Company's bank lines were $2,358,144 and $1,097,759, respectively, which were the approximate amounts available from those lines. The amounts outstanding at March 31, 2004 were repaid in April 2004.

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

(Index)

The Series F Preferred Stock automatically converts into common stock three years after sale and automatically converts earlier in the event of a merger or consolidation of the Company, subject to certain conditions. The holders of Series F Preferred Stock have voting rights equal to the number of shares of common stock issuable upon conversion. In the event of liquidation, holders of Series F Preferred Stock are entitled to liquidation preferences over common stockholders equal to their initial investment plus all accrued but unpaid dividends. Dividends accrue at the rate of 8% per annum and are payable quarterly in cash or in common stock, at the option of the Company. Dividends for the three months ended March 31, 2005 and 2004 were $12,200, and $13,078, respectively, which were paid in cash subsequent to the end of the quarter. During the first quarter of 2005 none of the holders of Series F Preferred Stock elected to convert their shares into common stock. During the first quarter of 2004, holders of 5,013 shares of Series F Preferred Stock elected to convert their shares into 50,130 shares of common stock, leaving 87,893 shares of Series F Preferred Stock outstanding at March 31, 2004.

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

During the first quarter of 2002, the Company acquired intangible assets in conjunction with the acquisition of Nokia's CompactFlash Bluetooth Card business and related product line technology. These intangible assets were valued at $980,000, and consist of purchased technology and a licensing agreement. Estimated useful lives of the acquired assets at the time of acquisition ranged from one to three years. During the first quarter of 2005, the Company completed amortization of the remaining acquired Nokia intangibles. Intangible assets of $835,125 from a prior acquisition in 2000 consist of developed software and technology with estimated lives at the time of acquisition ranging from 2.5 to 8.5 years. At December 31, 2004, a licensing agreement with a book value of $37,733 was reclassified as an intangible asset and will be amortized over its remaining life of three years.

(Index)

Amortization of all intangible assets in the first quarter of 2005 was $94,913 compared to $91,787 in the first quarter of 2004. Intangible assets as of March 31, 2005 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Patent	$ 600,000	$ (45,000)	$ 555,000
Project management tools	570,750	(302,162)	268,588
Schematic library	153,000	(153,000)	--
Licensing agreement	114,342	(80,864)	33,478
Intangible technology	1,438,092	(581,026)	$ 857,066

Based on definite lived intangible assets recorded at March 31, 2005, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2005 (nine months remaining)	$ 108,129
2006	140,446
2007	134,557
2008	127,147
2009	76,787
2010 and beyond	270,000
$ 857,066

NOTE 7 - Net Income (Loss) Per Share Applicable to Common Stockholders

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2005	2004
Numerator:
Net income (loss)	$ (391,708)	53,390
Preferred stock dividends	(12,200)	(13,078)
Net income (loss) applicable to common stockholders	(403,908)	40,312
Denominator:
Weighted average common shares outstanding used in computing net income (loss) per share
Basic	30,154,992	29,933,603
Diluted	30,154,992	34,478,732
Basic net income (loss) per share	$ (0.01)	$ 0.00
Diluted net income (loss) per share	$ (0.01)	$ 0.00

(Index)

For the quarter ended March 31, 2005 the diluted net loss per share is equivalent to the basic net loss per share because the Company experienced a net loss in this quarter, and thus a potential 9,624,791 shares of common stock from the exercise of stock options, warrants, and conversion of preferred stock at March 31, 2005 have been omitted from the net loss per share calculation as their effect is antidilutive.

NOTE 9 - Income Taxes

There were no provisions for federal or state income taxes for the quarter ended March 31, 2005 due to the net losses incurred for the quarter. The Company had immaterial net income in 2004, its first profitable year, and continued earnings are not assured. The Company has maintained a full valuation allowance for all deferred tax assets.

NOTE 10 - Segment Information

The Company operates in one segment, data collection and connection solutions for mobile electronic devices. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Information regarding geographic areas for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
Revenues:	2005	2004
United States	$ 4,035,542	$ 4,049,171
Europe	1,365,479	1,758,303
Asia and rest of world	581,175	935,754
Total revenues	$ 5,982,196	$ 6,743,228

Export revenues are attributable to countries based on the location of the Company's customers. The Company does not hold long-lived assets in foreign locations.

Major customers who accounted for at least 10% of the Company's total revenues were as follows:

	Three Months Ended March 31,
	2005	2004
Tech Data	30%	27%
Ingram Micro	12%	18%

(Index)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management's beliefs, and assumptions made by management. Words such as "may," "will," "predicts," "anticipates," "expects," "intends," "plans," believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Factors that might cause such a difference include, but are not limited to, statements forecasting future financial results and operating activities, market acceptance of our products, expectations for general market growth of handheld computers and other mobile computing devices, growth in demand for our products, expansion of the markets that we serve, expansion of the distribution channels for our products, adoption of our embedded products by third-party manufacturers of electronic devices, and the timing of the introduction and availability of new products, as well as those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such factors include but are not limited to, the risk of delays in the availability of new products due to technological, market or financial factors including the availability of necessary working capital, our ability to successfully introduce and market future products, our ability to effectively manage and contain our operating costs, the availability of announced handheld computer hardware and software, product delays associated with new model introductions and product changeovers, continued growth in demand for handheld computers, market acceptance of emerging standards such as Bluetooth and Wireless LAN and of our related connection and data collection products, the ability of our strategic partnerships to benefit our business as expected, our ability to enter into additional distribution relationships, or other factors described in this Form 10-Q including "Other Factors Affecting Future Operations" and recent 10-K and 10-Q reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the interim condensed consolidated financial statements and notes included elsewhere in this report, the Company's annual financial statements in the 10-K, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

Revenue

We design, manufacture and sell data collection and connection products for use with mobile electronic devices, including handheld computers, tablet computers, notebook computers, and Smartphones. We also offer serial products that connect electronic devices and embedded products that are designed to be installed inside third party mobile electronic devices. Total revenues for the first quarter of 2005 were $6.0 million, a decrease of 11% over revenue of $6.7 million in the first quarter of 2004.

Our products may be classified into four broad product families:

  Our data collection products consist of bar code scanning products that plug into or connect wirelessly to handheld computers, tablet computers, notebook computers and Smartphones and turn these devices into portable bar code scanners that can be used in various retail and industrial workplaces. We have developed extensive bar code scanning software called SocketScan that supports all of our bar code scanning products, and have software developer kits that assist developers in integrating our SocketScan software into their applications. Our bar code scanning products include CompactFlash and SDIO plug-in bar code scanners for linear and two-dimensional bar code scanning, a laser bar code scanning gun connected over a cabled plug-in connection, and a stand alone hand bar code scanner that connects using the Bluetooth standard for short-range wireless connectivity. We are also developing plug-in products to read Radio Frequency Identification (RFID) tags using our SocketScan software and have released a software developers kit to assist developers in developing applications using our RFID products. Data collection products represented approximately 37 percent of our revenue for the quarter ended March 31, 2005.
  Our connectivity products are connection devices that can be plugged into standard expansion slots in handheld computers, tablet computers, notebook computers and Smartphones or connect to these devices over wireless and wired connections. These products allow users to connect their devices to the Internet via mobile or wired phone services, or to private networks, or to communicate with other electronic devices such as desktop computers, other handheld, tablet and notebook computers, Smartphones and printers. Wireless connection products include plug-in cards using the Bluetooth standard for short-range wireless connectivity, and plug-in cards for connecting to local wireless networks using the Wireless LAN 802.11b (or Wi-Fi) standard along with extensive communications software enabling the use of these products. Cable connection products include modems for telephone connections and Ethernet cards for local area network connections. Our Bluetooth technology products are of two types, those that add Bluetooth technology to mobile devices, and those that work with devices that are Bluetooth-enabled. Those that add Bluetooth technology include our CompactFlash and SDIO Bluetooth plug-in cards, our Bluetooth embedded modules, and our Bluetooth USB adapter for Windows notebooks and desktops. Bluetooth functions are becoming more widely built into mobile devices which will reduce demand for this category of product. Connectivity products which utilize Bluetooth as a connection mechanism and work with other Bluetooth-enabled products consist of our Cordless GPS receiver and our Cordless modem. Our GPS receiver collects and sends satellite positioning signals to a PDA or notebook for use with GPS maps and routing software. Connectivity products represented approximately 35 percent of our revenue for the quarter ended March 31, 2005.

  Our embedded products and services consist of Bluetooth modules, interface chips, and engineering design services to install these products. Our Bluetooth modules allow manufacturers of handheld computers and other devices to build wireless connection functions into their products using the Bluetooth standard for short-range wireless connectivity. Our interface chips allow manufacturers of wide area network cards and other devices to transfer information to and from handheld or notebook computers. Embedded products and services represented approximately 14 percent of our revenue for the quarter ended March 31, 2005.Our bar code scanning product revenues were $2.8 million for the three months ended September 30, 2004 compared to $1.9 million for the same period one year ago. Revenue growth for the comparable three months of $0.7 million was due to our SDIO In-Hand Scan card, which began shipping to customers in the third quarter of 2003, and growth of $0.3 million from custom bar code product sales, partially offset by declines in sales of our In-Hand Scan Imager. Our bar code scanning product revenues were $7.6 million for the nine month period ended September 30, 2004 compared to $4.7 million for the same period one year ago. Revenue growth in the first nine months of 2004 of $0.8 million was due to our primary scanning product, the In-Hand Scan card, and growth of $2.4 million from our SDIO In-Hand Scan card partially offset by declines from our bar code laser scanner system. Our scanning products are sold both through general distribution and through value added resellers who contract with customers to provide scanning solutions. Our products are becoming more widely adopted by the value added reseller community for light duty portable scanning.

  Our serial products add connection ports to a notebook, tablet or handheld computer that allow users to connect these portable computers to standard peripherals or to other electronic devices with serial connections over cables or using the Bluetooth standard for short-range wireless connectivity. Serial products represented approximately 14 percent of our revenue for the quarter ended March 31, 2005.

(Index)

Our bar code scanning product revenues in the first quarter of 2005 were $2.1 million, a decrease of 12% compared to revenues of $2.4 million in the first quarter of 2004. Revenue declines of $0.5 million were due to our primary scanning product, the In-Hand Scan card. Partially offsetting these declines were increases of $0.2 million in sales of our Cordless Hand Scanner which began shipping to customers in the second quarter of 2004. Our bar code revenues in the first quarter of 2005 were affected by the transitions to new models by the major PDA manufacturers begun in the latter half of 2004, and unexpected compatibility issues with some new models ultimately affecting the timing of enterprise implementation decisions. Our scanning products are sold both through general distribution and through value added resellers who contract with customers to provide scanning solutions. Our products are becoming more widely adopted by the value added reseller community for lightweight portable scanning.

Our network connection product revenues in the first quarter of 2005 were $2.1 million, a decline of 19% compared to revenues of $2.6 million in the first quarter of 2004. Revenue declines in the first quarter of 2005 can be attributed to a decline of $0.4 million in sales of our Bluetooth plug-in products and a decline of $0.2 million in sales of our Wireless LAN plug-in products, which reflected a shift in new Pocket PCs introduced in late 2004 that have a higher percentage of these technologies built in. Additional declines in the first quarter of 2005 of $0.2 million in sales were from our new Cordless GPS receiver with navigation kit which we began shipping in latter Q3 of 2004. Partially offsetting these declines were increases of $0.2 million in sales of our Modem plug-in products, and modest increases in sales of our Ethernet plug-in products and our accessory products, including the Mobile Power Pak introduced in the fourth quarter of 2004. Network connection revenues in the first quarter of 2005 were slowed by transitions to new models by the major PDA manufacturers which began in late 2004, and unexpected compatibility issues with some new models ultimately delaying implementation and purchase decisions.

Our embedded products and services revenues in the first quarter of 2005 were $0.9 million, an increase of 6% compared to $0.8 million for the first quarter of 2004. Revenue growth of $0.2 million was due to increased sales of our Bluetooth modules. Partially offsetting these increases were declines in sales of our proprietary ASIC chip and engineering service revenues.

Our serial product revenue in the first quarter of 2004 and 2003 was $0.9 million. Standard peripheral connection cards are primarily sold to connect peripheral devices or other electronic equipment to notebook computers.

(Index)

Gross Margins

Our gross margin for the first quarter of 2005 and 2004 was 51%. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Slight margin improvements across most of our product lines were offset by increased overhead expenses.

Research and Development Expense

Research and development expense in the first quarter of 2005 was $0.9 million, a decrease of 4% compared to the first quarter of 2004. Decreases in outside services in the first quarter of 2005 were partially offset by increases in consulting and professional fees. Expenses are expected to remain at similar levels in the second quarter of 2005.

Sales and Marketing Expense

Sales and marketing expense for the first quarter of 2005 was $1.6 million, an increase of 8% compared to $1.5 million in the first quarter of 2004. Approximately one half of the increase was due to increased staffing of sales and marketing personal in 2004, during which time we staffed for anticipated growth. Remaining increases are due to increased advertising and promotional activities, and increased travel. Expenses are expected to remain at similar levels in the second quarter.

General and Administrative Expense

General and administrative expense for the first quarter of 2005 was $0.8 million, a decline of 2% compared to general and administrative expense in the first quarter of 2004. Decreases of $0.2 million in the first quarter of 2005 were due to reduced legal and professional fees related to the patent infringement complaint by Khyber Technologies Corporation which was settled in the beginning of the third quarter of 2004. Additional decreases in the first quarter of 2005 were from reduced costs of business insurance. Offsetting these decreases were increases of $0.2 million in professional fees related to Sarbanes-Oxley compliance requirements, and increased investor relations activities as a result of changing the 2005 annual shareholder meeting to April from our historical June timeframe. Expenses are expected to decline in the second quarter.

Amortization of Goodwill and Intangibles

On July 15, 2004 the Company acquired U.S. Patent 5,902,991 entitled Card Shaped Computer Peripheral Device from Khyber Technologies, Inc. The patent covers the design and functioning of plug-in bar code scanners, bar code imagers and RFID products. The patent was purchased for $600,000 and has been capitalized as an intangible asset. The patent is being amortized on a straight line basis over a ten year period. Amortization charges for the first quarter of 2005 were $15,000. During the first quarter of 2002, the Company acquired intangible assets in conjunction with the acquisition of Nokia's CompactFlash Bluetooth Card business and related product line technology. These intangible assets were valued at $980,000, and consist of purchased technology and a licensing agreement. Estimated useful lives of the acquired assets at the time of acquisition ranged from one to three years. At March 31, 2005 all components of the acquired Nokia intangibles were fully amortized. Intangible assets of $835,125 from a prior acquisition in 2000 consist of developed software and technology with estimated lives at the time of acquisition ranging from 2.5 to 8.5 years. At December 31, 2004, a licensing agreement with a book value of $38,000 was reclassified as an intangible asset and will be amortized over its remaining life of three years. Amortization charges for the first quarter of 2005 for all acquired intangibles were $95,000. Total amortization charges for the first quarter of 2004 were $92,000.

Interest and Other Income, Interest Expense, Net

Interest income reflects interest earned on cash balances. Interest income of $13,500 in the first quarter of 2005 as compared to interest income of $10,200 in the first quarter of 2004, reflects higher average rates of return on cash balances on hand during the first quarter of 2005 compared to the first quarter of 2004. Other income in 2004 included $500 of net currency gain on the Euro note payable to Nokia partially offset by the loss on the foreign currency contracts.

Interest expense in the first quarter of 2005 of $1,700 is related to interest on equipment lease financing obligations. Interest expense in the first quarter of 2004 of $6,900 is related to interest on equipment lease financing obligations and the outstanding note payable balance due to Nokia for acquisition of their Bluetooth CompactFlash Card business and related product line technology in March 2002. Lower interest expense in the first quarter of 2005 reflects the completion of repayment of the note payable to Nokia in 2004 and the completion of lease financing obligations in 2004.

Preferred Stock Dividends and Accretion of Preferred Stock

Preferred stock dividends in the first quarter of 2005 reflect dividends of $12,200 accrued at the rate of 8% per annum on Series F Preferred Stock issued in March 2003. Dividends on the Series F Preferred Stock in the first quarter of 2004 were $13,100. Dividends were paid in cash subsequent to the quarter for each of the first quarters in 2005 and 2004.

Income Taxes

There were no provisions for federal or state income taxes for the first quarter of 2005 due to the net losses incurred for the quarter. We had immaterial net income in 2004, our first profitable year, and continued earnings are not assured. We have maintained a full valuation allowance for all deferred tax assets.

Liquidity and Capital Resources

Our operating loss in the first quarter of 2005 follows our first profitable year, fiscal 2004, which included our first profitable quarter, first quarter of 2004. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $51 million in equity capital. Prior to 2004 we incurred significant quarterly and annual operating losses in every fiscal period. Ongoing profitability is not assured.

Cash provided by operating activities was $1.1 million in the first quarter of 2005 compared to cash used of $0.3 million in the first quarter of 2004. Cash used in the first quarter of 2005 from our net loss adjusted for non-cash items was $0.2 million compared to cash provided of $0.3 million in the first quarter of 2004 from our net income adjusted for non-cash items. Adjustments for non-cash items, including depreciation and amortization, amortization of intangibles, gains and losses on the foreign currency forward exchange contracts, foreign currency gains and losses on the Euro note payable to Nokia, and changes in deferred rent, totaled $0.2 million in the first quarter of 2005 and 2004. Changes in working capital balances in the first quarter of 2005 resulted in a source of cash of $1.3 million, and were primarily from increases in deferred revenue on shipments to distributors and payables, and decreases in levels of inventories. Changes in working capital balances in the first quarter of 2004 resulted in a use of cash of $0.6 million, and were primarily from increases in receivables and prepaids partially offset by increases in payables and accrued payroll and decreases in inventories.

Cash used in investing activities was $118,000 in the first quarter of 2005 as compared to $96,000 in the first quarter of 2004. Investing activities in both 2005 and 2004 primarily reflect the cost of new computer hardware and software, and tooling costs.

(Index)

Cash provided by financing activities was $0.3 million in the first quarter of 2005, as compared to $1.6 million during the first quarter of 2004. Financing activities in the first quarter of 2005 consisted primarily of a net increase in the amounts drawn on our bank lines of credit and proceeds from the exercise of stock options, partially offset by the payment of cash dividends and payments on capital leases. Financing activities in 2004 consisted primarily of a net increase in the amounts drawn on our bank lines of credit, proceeds from the exercise of stock options and warrants, partially offset by payments on the note payable to Nokia.

Our cash balances at March 31, 2005 were $7.2 million, including cash of $3.2 million drawn against our bank line of credit. In March 2004, we extended our bank line of credit agreement which will now expire on March 4, 2007. We have warrants outstanding from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. We believe our existing cash, plus our ability to reduce costs, and the bank line, will be sufficient to meet our funding requirements at least through December 31, 2005. If we maintain and increase annual profitability from revenue growth, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increasing expenses including more employees to support our growth and increases in the cost of salaries, benefits, and related support costs for employees. If we cannot maintain profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. Should the need arise, we cannot assure you that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Although we do not anticipate the need to raise additional capital during this time to fund operations, we may raise additional capital if market conditions are appropriate.

The Company's contractual cash obligations at March 31, 2005 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Capitalized leases	$ 24,900	$ 9,300	$ 15,600	$ --	$ --
Operating leases	773,900	442,200	331,700	--	--
Unconditional purchase obligations with contract manufacturers	1,039,600	1,039,600	--	--	--
Total contractual cash obligations	$ 1,838,400	$ 1,491,100	$ 447,300	$ --	$ --

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

(Index)

Other Factors Affecting Future Operations

We have a history of operating losses, and may not achieve ongoing profitability.

We incurred a net loss of $404,000 in the first quarter of 2005. For the fiscal year ended December 31, 2004, we were profitable but only to the extent of $288,000, and for the fiscal year ended December 31, 2003 we incurred net losses of $1,952,000. Prior to 2003 we incurred significant operating losses in each financial period since our inception. To maintain annual profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue to achieve ongoing annual profitability. If we cannot achieve profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

We will be required beginning in the first quarter of 2006 to expense options granted under our employee stock plans as compensation, and as a result we expect our net income and earnings per share will be reduced, we may have net losses, and may find it necessary to change our business practices to attract and retain employees.

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options will adversely affect our net income and earnings per share and we may record net losses. In particular, we would not have been profitable in any of the quarters in fiscal 2004, or for the entire year if we had been required to expense options during that period. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

A significant portion of our revenue comes from two distributors, Tech Data Corp. and Ingram Micro, Inc., which together represented approximately 42 percent of our worldwide revenue in the first three months of fiscal 2005, and 43 percent of our worldwide revenue in fiscal year 2004. We expect that a significant portion of our revenue will continue to depend on sales to Tech Data Corp. and Ingram Micro, Inc. We do not have long-term commitments from Tech Data Corp. or Ingram Micro, Inc. to carry our products. Either could choose to stop selling some or all of our products at any time, and each of these companies also carry competitive products. If we lose our relationship with Tech Data Corp. or Ingram Micro, Inc., we could experience disruption and delays in marketing our products.

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
  We periodically face intense price competition, particularly when our competitors have excess inventories and discount their prices to clear their inventories; and
  Certain original equipment manufacturers of personal computers, mobile phones and handheld computers may make our products less significant by incorporating built-in functions, such as Bluetooth wireless technology, WiFi, GPS, or bar code scanners into their products.Increased competition could result in price reductions, fewer customer orders, reduced margins, and loss of market share. Our failure to compete successfully against current or future competitors could harm our business, operating results and financial condition.

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

Export sales (sales to customers outside the United States) accounted for approximately 33 percent of our revenue in the first three months of fiscal 2005 and 37 percent of our revenue in the fiscal year 2004. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of April 29, 2005, we had 30,158,421 shares of Common Stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 or S-8 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of April 29, 2005, we had 83,823 shares of Series F Preferred Stock outstanding that are convertible into 838,230 shares of Common Stock at $0.722 per share.

As of April 29, 2005, we had 7,906,589 shares subject to outstanding options under our stock option plans, and 928,698 shares were available for future issuance under the plans. We have registered the shares of Common Stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of April 29, 2005, we had warrants outstanding to purchase a total of 1,717,674 shares of our Common Stock at exercise prices ranging from $0.722 to $2.73. All such warrants may be exercised at any time, and the shares issuable upon exercise may be resold, either without restrictions or subject, in some cases, only to S-3 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2004 through April 30, 2005, our Common Stock price fluctuated between a high of $4.40 and a low of $1.01. The trading price of our Common Stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

(Index)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended March 31, 2005, a decline of 1% in interest rates would reduce our quarterly interest income by approximately $10,000.

Our bank credit line facilities of up to $4.0 million have variable interest rates based upon the lender's index rate plus 0.5% for both the domestic line (up to $2.5 million) and the international line (up to $1.5 million). Accordingly, interest rate increases would increase our interest expense on outstanding credit line balances. We utilized our credit line facility only at the end of the quarter in the first quarter of 2005 and each of the quarters in 2004, and therefore did not subject ourselves to interest rate exposure. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $10,000 for each $1 million of borrowings, if outstanding for the entire year, against our bank credit facility or a maximum of $40,000 if we utilized our entire credit line.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros, we pay the expenses of our European subsidiary in Euros, and we expect to enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. To date we have not been subjected to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and subsidiary expenses at the beginning, during and at the end of the quarter ended March 31, 2005, an adverse change of 10% in exchange rates would result in a decrease in our net income for the first quarter of approximately $109,000, if left unprotected. For the first quarter of 2005 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net loss of $18,000. We hedge a portion of our European receivable balances denominated in Euros to reduce the foreign currency risk associated with these assets. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take additional actions to mitigate these risks.

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

(Index)

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company, held at the Company's Newark, California, facilities on April 21, 2005, the stockholders elected seven directors to serve until the next annual meeting of stockholders (Item 1), and ratified the appointment of Moss Adams LLP to serve as the independent public accountants of the Company for the fiscal year ending December 31, 2005 (Item 2). Total voting shares on the record date of February 21, 2005 consisted of 30,157,893 common shares and 83,823 shares of Series F preferred stock issued and outstanding. Each share of common stock was entitled to one vote, and each share of Series F was entitled to ten votes, for an aggregate total of 30,996,123 voting shares. A total of 26,789,997 shares or 86.43% of outstanding shares were present or voting by proxy. Results of the stockholder vote were as follows:

ITEM 1:	FOR	WITHHELD	RESULT
Election of Directors:			Elected
Charlie Bass (1)(3)	25,382,243	1,407,754	Elected
Kevin Mills	26,256,211	533,786	Elected
Micheal Gifford	26,267,407	522,590	Elected
Gianluca Rattazzi (2)(3)	26,336,207	453,790	Elected
Leon Malmed (1)(3)	26,343,107	446,890	Elected
Enzo Torresi (2)(3)	26,344,807	445,190	Elected
Peter Sealey (1)(3)	26,345,107	444,890	Elected
(1) Denotes member of Audit Committee (2) Denotes member of Compensation Committee (3) Denotes member of Nominating Committee

ITEM 2:	FOR	AGAINST	ABSTAIN	RESULT
Appoint Moss Adams LLP as the Company's independent auditors for the 2005 fiscal year. Required approval of a majority of votes cast for approval.	26,688,528	77,520	23,949	Approved

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

SOCKET COMMUNICATIONS, INC.
Registrant

Date: May 6, 2005	/s/ Kevin J. Mills
Kevin J. Mills President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 6, 2005	/s/ David W. Dunlap
David W. Dunlap Vice President of Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

(Index)

Index to Exhibits

Exhibit Number	Description

31.1	31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 6, 2005	By: /s/ Kevin J. Mills
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

Date: May 6, 2005	By: /s/ David W. Dunlap
Name: David W. Dunlap Title: Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer)

(Index)

Exhibit 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin J. Mills, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Socket Communications, Inc. on Form 10-Q for the quarter ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Socket Communications, Inc.

By: /s/ Kevin J. Mills
Name: Kevin J. Mills Title: President and Chief Executive Officer (Principal Executive Officer) Date: May 6, 2005

I, David W. Dunlap, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Socket Communications, Inc. on Form 10-Q for the quarter ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Socket Communications, Inc.

By: /s/ David W. Dunlap
Name: David W. Dunlap Title: Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer) Date: May 6, 2005