Form 10-Q
period 2005-06-30
SOCKET COMMUNICATIONS INC
filed 2005-08-09
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2005

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

Number of shares of Common Stock ($0.001 par value) outstanding as of July 30, 2005 was 30,200,455 shares.

(Index)

Item 1. Financial Statements (Unaudited)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2005 (Unaudited)	December 31, 2004*
ASSETS
Current assets:
Cash and cash equivalents	$ 6,546,964	$ 5,931,752
Accounts receivable, net	3,300,963	4,009,631
Inventories	2,548,536	2,941,211
Prepaid expenses and other current assets	149,266	159,747
Total current assets	12,545,729	13,042,341

Property and equipment:
Machinery and office equipment	1,880,002	1,865,400
Computer equipment	859,690	761,933
Total property and equipment	2,739,692	2,627,333
Accumulated depreciation	(2,216,279)	(2,148,335)
Property and equipment, net	523,413	478,998

Intangible technology, net	821,023	951,979
Goodwill	9,797,946	9,797,946
Other assets	164,477	128,633
Total assets	$ 23,852,588	$ 24,399,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 2,772,366	$ 2,668,649
Accrued payroll and related expenses	717,619	680,501
Bank line of credit	2,296,000	2,949,272
Deferred income on shipments to distributors	1,176,934	1,056,177
Current portion of deferred rent and capital leases	42,413	42,193
Total current liabilities	7,005,332	7,396,792

Long term portion of deferred rent and capital leases	29,748	51,011

Commitments and contingencies

Stockholders' equity:
Series F Convertible Preferred Stock, $0.001 par value: Authorized shares - 276,269, Issued and outstanding shares - 83,023 at June 30, 2005 and 83,823 at December 31, 2004	83	84
Common stock, $0.001 par value: Authorized shares - 100,000,000, Issued and outstanding shares - 30,175,258 at June 30, 2005 and 30,141,444 at December 31, 2004	30,175	30,141
Additional paid-in capital	50,619,518	50,596,136
Accumulated deficit	(33,832,268)	(33,674,267)
Total stockholders' equity	16,817,508	16,952,335
Total liabilities and stockholders' equity	$ 23,852,588	$ 24,399,897
_________________________
*Derived from audited consolidated financial statements

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$ 6,580,414	$ 6,731,191	$ 12,562,610	$ 13,474,419
Cost of revenue	3,268,756	3,316,242	6,203,060	6,627,908
Gross profit	3,311,658	3,414,949	6,359,550	6,846,511

Operating expenses:
Research and development	897,882	909,645	1,787,010	1,833,797
Sales and marketing	1,557,704	1,469,564	3,192,210	2,988,601
General and administrative	579,059	896,261	1,411,880	1,743,185
Amortization of intangible technology	36,042	91,787	130,955	183,574
Total operating expenses	3,070,687	3,367,257	6,522,055	6,749,157
Operating income (loss)	240,971	47,692	(162,505)	97,354

Interest income and other	17,968	8,511	31,475	19,171
Interest expense	(857)	(590)	(2,596)	(7,522)

Net income (loss)	258,082	55,613	(133,626)	109,003
Preferred stock dividends	(12,174)	(12,539)	(24,374)	(25,617)
Net income (loss) applicable to common stockholders	$ 245,908	$ 43,074	$ (158,000)	$ 83,386
Net income (loss) per share applicable to common stockholders:
Basic	$ 0.01	$ 0.00	$ (0.01)	$ 0.00
Diluted	$ 0.01	$ 0.00	$ (0.01)	$ 0.00
Weighted average shares outstanding:
Basic	30,160,994	30,013,477	30,157,993	29,973,540
Diluted	32,301,424	34,045,476	30,157,993	34,195,352

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2005	2004
Operating activities
Net income (loss)	$ (133,626)	$ 109,003
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	221,801	223,921
Loss on foreign currency translations	115,419	106,202
Gain on forward exchange contracts	(65,264)	(55,430)
Amortization of intangibles	130,956	183,575
Change in deferred rent	(16,510)	11,006

Changes in operating assets and liabilities:
Accounts receivable	632,898	(610,463)
Inventories	392,675	(958,124)
Prepaid expenses and other current assets	10,481	4,520
Other assets	(35,844)	17,602
Accounts payable and accrued expenses	174,714	833,265
Accrued payroll and related expenses	37,118	43,548
Deferred income on shipments to distributors	120,757	355,617
Net cash provided by operating activities	1,585,575	264,242

Investing activities
Purchase of equipment	(266,216)	(189,799)
Net cash used in investing activities	(266,216)	(189,799)

Financing activities
Payments on capital leases and equipment financing notes	(4,533)	(16,455)
Payments on notes payable	--	(449,284)
Gross proceeds from bank line of credit	5,509,300	6,419,966
Gross payments on bank line of credit	(6,162,572)	(5,023,293)
Proceeds from stock options exercised	23,415	61,023
Proceeds from warrants exercised	--	81,379
Dividends paid	(24,400)	(13,078)
Net cash provided by (used in) financing activities	(658,790)	1,060,258

Effect of exchange rate changes on cash and cash equivalents	(45,357)	1,605
Net increase in cash and cash equivalents	615,212	1,136,306

Cash and cash equivalents at beginning of period	5,931,752	6,421,425
Cash and cash equivalents at end of period	$ 6,546,964	$ 7,557,731

Supplemental cash flow information
Cash paid for interest	$ 857	$ 7,522

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

(Index)

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's per share results would have changed to the pro forma net loss amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) applicable to common stockholders	$ 245,908	$ 43,074	$ (158,000)	$ 83,386
Stock-based employee compensation expense determined under fair value based method	(384,671)	(758,721)	(1,562,451)	(1,466,633)
Pro forma net loss applicable to common stockholders	$ (138,763)	$ (715,647)	$ (1,720,451)	$ (1,383,247)
Basic net income (loss) per share, as reported	$ 0.01	$ 0.00	$ (0.01)	$ 0.00
Diluted net income (loss) per share, as reported	$ 0.01	$ 0.00	$ (0.01)	$ 0.00
Pro forma basic and diluted net loss per share	$ 0.00	$ (0.02)	$ (0.06)	$ (0.05)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. Weighted average assumptions for the comparable three month periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate (%)	3.85%	2.93%	3.78%	2.93%
Dividend yield	--	--	--	--
Volatility factor	1.0	1.4	1.0	1.4
Expected option life (years)	4.5	4.5	4.5	4.5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

(Index)

On April 14, 2005, the Securities and Exchange Commission (SEC) announced a delay in implementing the option expensing requirements set forth in Financial Accounting Standards Board Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"). The new effective date for compliance with the provisions of SFAS 123R is the first quarter of a public entity's first fiscal year beginning after June 15, 2005. The Company expects to adopt the provisions of SFAS 123R in its first quarter of fiscal 2006. Previously the Company expected to adopt SFAS 123R in its third quarter of fiscal 2005. SFAS 123R, will replace SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based awards to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based awards, the amortization method for compensation cost, and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption alternatives. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material adverse impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

NOTE 3 - Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	June 30, 2005	December 31, 2004
Raw materials and sub-assemblies	$ 2,270,576	$ 2,613,384
Finished goods	277,960	327,827
Total	$ 2,548,536	$ 2,941,211

NOTE 4 - Bank Financing Arrangements

On March 7, 2005, the Company agreed with its bank to extend the term of the existing credit facility by an additional year which will now expire on March 4, 2007. The credit facility under the credit agreement allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables, which are $2,500,000 and $1,500,000, respectively, at the lender's index rate based on prime plus 0.5%. The rates in effect on June 30, 2005 were 6.5% for both the domestic and international lines. At June 30, 2005, outstanding amounts borrowed from the lines were $1,351,000 and $945,000, respectively, which were the approximate amounts available from the lines. These amounts outstanding at June 30, 2005 were repaid in July 2005. Under the credit agreement, the Company must maintain quarterly minimum tangible net worth equal to $5,100,000, plus 75% of quarterly net profits and 75% of net proceeds from equity and subordinated debt financing transactions beginning September 30, 2004. At June 30, 2004, outstanding amounts borrowed from the Company's bank lines were $1,832,162 and $1,131,901, respectively, which were the approximate amounts available from those lines. The amounts outstanding at June 30, 2004 were repaid in July 2004.

(Index)

NOTE 5 - Series F Convertible Preferred Stock Financing

On March 20, 2003, the Company sold 276,269 units at a price of $7.22 per unit (total of $2,000,000 gross cash proceeds) in a private equity placement. Each unit consisted of one share of the Company's Series F convertible preferred stock (the "Series F Preferred Stock") and a three-year warrant to purchase three shares of the Company's common stock. Two directors of the Company invested an aggregate of $115,000 in the financing. Each share of Series F Preferred Stock is convertible, in whole or in part, into 10 shares of common stock at the option of the holder at any time for a period of three years following the date of sale, with a mandatory conversion date on March 20, 2006. The originally issued Series F Preferred Stock was convertible into a total of 2,762,690 shares of common stock at a conversion price of $0.722 per share, subject to certain adjustments. An additional 828,807 shares of common stock were issuable upon exercise of the originally issued warrants at an exercise price of $0.722 per share. In addition, the Company issued five-year warrants to the placement agent to acquire up to 718,300 shares of common stock at $0.722 per share. Using a Black-Scholes valuation model with the following assumptions: 0.0% dividend yield rate, risk free interest rates of 1.9% and 2.81%, respectively, for the investors and placement agent, $0.73 per share fair value of common stock, $0.722 exercise price, a life of three years and five years, respectively, for the investors and placement agent, and a volatility of 0.911, $296,494 of the proceeds were attributed to the warrants issued to investors, and the warrants issued to the placement agent were valued at $366,333, which was included in the cost of the financing. The Company recorded a one-time accretion charge of $296,494 in the first quarter of 2003 reflecting the discount from market resulting from the allocation of the proceeds to the investor warrants.

The Series F Preferred Stock automatically converts into common stock on March 20, 2006 and automatically converts earlier in the event of a merger or consolidation of the Company, subject to certain conditions. The holders of Series F Preferred Stock have voting rights equal to the number of shares of common stock issuable upon conversion. In the event of liquidation, holders of Series F Preferred Stock are entitled to liquidation preferences over common stockholders equal to their initial investment plus all accrued but unpaid dividends. Dividends accrue at the rate of 8% per annum and are payable quarterly in cash or in common stock, at the option of the Company. Dividends for the three and six months ended June 30, 2005 were $12,174 and $24,374, respectively, which were paid in cash subsequent to the end of each of the respective quarters. During the second quarter of 2005, holders of 800 shares of Series F Preferred Stock elected to convert their shares into 8,000 shares of common stock, leaving 83,023 shares of Series F Preferred Stock outstanding at June 30, 2005. Dividends for the three and six months ended June 30, 2004 were $12,539, and $25,617, respectively, which were paid in cash subsequent to each of the respective quarters. During the second quarter of 2004, holders of 2,939 shares of Series F Preferred Stock elected to convert their shares into 29,390 shares of common stock, leaving 84,954 shares of Series F Preferred Stock outstanding at June 30, 2004.

(Index)

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

During the first quarter of 2002, the Company acquired intangible assets in conjunction with the acquisition of Nokia's CompactFlash Bluetooth Card business and related product line technology. These intangible assets were valued at $980,000, and consist of purchased technology and a licensing agreement. Estimated useful lives of the acquired assets at the time of acquisition ranged from one to three years. During the first quarter of 2005, the Company completed amortization of all acquired Nokia intangibles. Intangible assets of $835,125 from a prior acquisition in 2000 consist of developed software and technology with estimated lives at the time of acquisition ranging from 2.5 to 8.5 years. At December 31, 2004, a licensing agreement with a book value of $37,733 was reclassified as an intangible asset and will be amortized over its remaining life of three years.

Amortization of all intangible assets for the three and six months ended June 30, 2005 was $36,042 and $130,955, respectively, compared to $91,787 and $183,575, respectively, for the same periods in 2004. Intangible assets as of June 30, 2005 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Patent	$ 600,000	$ (60,000)	$ 540,000
Project management tools	570,750	(318,949)	251,801
Schematic library	153,000	(153,000)	--
Licensing agreement	114,342	(85,120)	29,222
Intangible technology	$ 1,438,092	$ (617,069)	$ 821,023

Based on definite lived intangible assets recorded at June 30, 2005, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2005 (six months remaining)	$ 72,086
2006	140,446
2007	134,557
2008	127,147
2009	76,787
2010 and beyond	270,000
$ 821,023

(Index)

NOTE 7 - Net Income (Loss) Per Share

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$ 258,802	$ 55,613	$ (133,626)	$ 109,003
Preferred stock dividends	(12,174)	(12,539)	(24,374)	(25,617)
Net income (loss) applicable to common stockholders	$ 245,908	$ 43,074	$ (158,000)	$ 83,386
Denominator:
Weighted average common shares outstanding used in computing net income (loss) per share
Basic	30,160,994	30,013,477	30,157,993	29,973,540
Diluted	32,301,424	34,045,476	30,157,993	34,195,352
Basic net income (loss) per share	$ 0.01	$ 0.00	$ (0.01)	$ 0.00
Diluted net income (loss) per share	$ 0.01	$ 0.00	$ (0.01)	$ 0.00

For the six months ended June 30, 2005, the diluted net loss per share is equivalent to the basic net loss per share because the Company experienced a net loss in this period and thus a potential 9,573,019 shares of common stock from the exercise of stock options, warrants, and conversion of preferred stock at June 30, 2005 have been omitted from the net loss per share calculation, as their effect is antidilutive.

NOTE 8 - Income Taxes

There were no provisions for federal or state income taxes for the three and six months ended June 30, 2005 due to the year to date net losses. The Company had immaterial net income in 2004, its first profitable year, and continued earnings are not assured. The Company has maintained a full valuation allowance for all deferred tax assets.

(Index)

NOTE 9- Segment Information

The Company operates in one segment, data collection and connection solutions for mobile electronic devices. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Information regarding geographic areas for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2005	2004	2005	2004
United States	$ 4,013,266	$ 4,183,904	$ 8,048,808	$ 8,233,075
Europe	1,994,414	1,801,493	3,359,893	3,559,796
Asia and rest of world	572,734	745,794	1,153,909	1,681,547
Total revenues	$ 6,580,414	$ 6,731,191	$ 12,562,610	$ 13,474,418

Export revenues are attributable to countries based on the location of the customers. The Company does not hold long-lived assets in foreign locations.

Major customers who accounted for at least 10% of the Company's total revenues during the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Ingram Micro	13%	14%	12%	16%
Tech Data	32%	25%	31%	26%

(Index)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements forecasting future financial results and operating activities, market acceptance of our products, expectations for general market growth of handheld computers and other mobile computing devices, growth in demand for our products, expansion of the markets that we serve, expansion of the distribution channels for our products, adoption of our embedded products by third-party manufacturers of electronic devices, and the timing of the introduction and availability of new products, as well as other forecasts discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "may," "will," "predicts," "anticipates," "expects," "intends," "plans," believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management's beliefs, and assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Such factors include but are not limited to, the risk of delays in the availability of our products due to technological, market or financial factors including the availability of necessary working capital, our ability to successfully introduce and market future products, our ability to effectively manage and contain our operating costs, the availability of announced handheld computer hardware and software that our products are intended to work with, product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with, continued growth in demand for handheld computers, market acceptance of emerging standards such as Bluetooth and Wireless LAN and of our related connection and data collection products, the ability of our strategic partnerships to benefit our business as expected, our ability to enter into additional distribution relationships, or other factors described in this Form 10-Q including "Other Factors Affecting Future Operations" and recent 10-K and 10-Q reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the interim condensed consolidated financial statements and notes included elsewhere in this report, the Company's annual financial statements in the 10-K, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

Revenue

We design, manufacture and sell data collection and connectivity products for use with mobile electronic devices, including handheld computers, tablet computers, notebook computers, and Smartphones. We also design, manufacture and sell serial products that connect mobile electronic devices to peripheral and other electronic devices, and sell embedded products that are designed to be installed inside third party mobile electronic devices. Total revenue for the three and six months ended June 30, 2005 of $6.6 million and $12.6 million, respectively, represented decreases of 2% and 7% from revenue of $6.7 million and $13.5 million for the corresponding periods one year ago.

(Index)

Our products may be classified into four broad product families:

  Our data collection products consist of bar code scanning and Radio Frequency Identification (RFID) products that plug into or connect wirelessly to handheld computers, tablet computers, notebook computers and Smartphones, and turn these devices into portable bar code scanners or RFID readers that can be used in various retail and industrial workplaces. We have developed extensive data collection software called SocketScan that supports all of our data collection products, and have software developer kits that assist developers in integrating our SocketScan software into their applications. Our bar code scanning products include CompactFlash and SDIO plug-in bar code scanners for linear and two-dimensional bar code scanning, a laser bar code scanning gun connected over a cabled plug-in connection, and a stand alone hand bar code scanner that connects using Bluetooth wireless technology for short-range wireless connectivity. Our initial RFID product is a CompactFlash card for reading tags using our SocketScan software and we have released a software developers kit to assist developers in creating applications using our RFID products. Data collection products represented approximately 43 percent and 40 percent of our revenue for the three and six months ended June 30, 2005.
  Our connectivity products are connection devices that can be plugged into standard expansion slots in handheld computers, tablet computers, notebook computers and Smartphones or connect to these devices over wireless and wired connections. These products allow users to connect their devices to the Internet via mobile or wired phone services, or to private networks, or to communicate with other electronic devices such as desktop computers, other handheld, tablet and notebook computers, Smartphones and printers. Wireless connection products include plug-in cards using Bluetooth wireless technology for short-range wireless connectivity, and plug-in cards for connecting to local wireless networks and "hot spots" using the Wireless LAN 802.11 (or Wi-Fi) standard, including extensive communications software to enable the use of these products. Cable connection products include modems for telephone connections and Ethernet cards for local area network connections. Our products enabled with Bluetooth wireless technology are of two types: those that add Bluetooth wireless technology to mobile devices, and those that work with devices that are enabled with Bluetooth wireless technology. Those that add Bluetooth wireless technology include our CompactFlash and SDIO Bluetooth plug-in cards, our Bluetooth embedded modules, and our Bluetooth USB adapter for Windows notebooks and desktops. Bluetooth functions are becoming more widely built into mobile devices, which will reduce demand for this category of product. Connectivity products which utilize Bluetooth wireless technology as a connection mechanism and work with other products enabled with Bluetooth wireless technology consist of our Cordless GPS receiver and our Cordless modem. Our GPS receiver collects and sends satellite positioning data to a PDA or notebook for use with GPS maps and routing software. Connectivity products represented approximately 33 percent and 34 percent of our revenue for the three and six months ended June 30, 2005.

(Index)

  Our embedded products and services consist of Bluetooth modules, interface chips, and engineering design services to install these products. Our Bluetooth modules allow manufacturers of handheld computers and other devices to build wireless connection functions into their products using Bluetooth wireless technology for short-range wireless connectivity. Our interface chips allow manufacturers of wide area network cards and other devices to transfer information to and from handheld or notebook computers. Embedded products and services represented approximately 11 percent and 13 percent of our revenue for the three and six months ended June 30, 2005.

  Our serial products add connection ports to notebooks, tablets and handheld computers that allow users to connect these portable computers to standard peripherals and to other electronic devices with serial connections over cables or using Bluetooth wireless technology for short-range wireless connectivity. Serial products represented approximately 12 percent and 13 percent of our revenue for the three and six months ended June 30, 2005.

Our data collection product revenues were $2.8 million for the three months ended June 30, 2005, compared to $2.4 million for the same period one year ago. Revenue growth for the comparable three months of $0.7 million was due to our Cordless Hand Scanner which began shipping to customers in the second quarter of 2004, and growth of $0.2 million from our primary scanning product, the CompactFlash In-Hand Scan card, partially offset by declines of $0.3 million from our bar code laser scanner system, and declines of $0.2 million in sales of our SDIO In-Hand Scan card. Our data collection product revenues were $5.0 million for the six month period ended June 30, 2005, compared to $4.9 million for the same period one year ago. Revenue growth for the comparable six months of $0.9 million was due to our Cordless Hand Scanner, partially offset by declines of $0.3 from our primary scanning product, the CompactFlash In-Hand Scan card, declines of $0.3 million from our bar code laser scanner system, and declines of $0.2 million in sales of our SDIO In-Hand Scan card. Our data collection revenues through the first half of 2005 were affected by the transitions to new models by the major PDA manufacturers begun in the latter half of 2004 which were not fully resolved until the second quarter of 2005. Our data collection products are sold both through general distribution and through value added resellers who contract with customers to provide scanning solutions. Our products are becoming more widely adopted by the value added reseller community for lightweight portable scanning.

Our connectivity product revenues were $2.2 million for the three months ended June 30, 2005, compared to $2.3 million for the same period one year ago. Revenue declines for the comparable three months are attributed to declines totaling $0.5 million in sales of our Wireless LAN plug-in and Bluetooth plug-in products, partially offset by increases of $0.3 million in sales of our Ethernet plug-in products, and slight increases in sales of our Modem plug-in products and our accessory products, including the Mobile Power Pack introduced in the fourth quarter of 2004. Our connectivity product revenues were $4.2 million for the six month period ended June 30, 2005, compared to $4.9 million for the same period one year ago. Revenue declines in the comparable six months of 2005 of $0.7 million in our Wireless LAN product line and declines of $0.5 million in our Bluetooth plug-in products, reflects a continuing trend from the first quarter of 2005 resulting from a shift in new Pocket PCs introduced in late 2004 that have a higher percentage of these technologies built in. Additional declines of $0.2 million were from lower sales of our Bluetooth GPS receiver with navigation kit. Partially offsetting these declines were increases of $0.4 million in sales of our Ethernet plug-in products, increases of $0.3 million in our Modem plug-in products, and modest increases in our accessory products, including the Mobile Power Pack.

(Index)

Our embedded products and services revenues were $0.7 million for the three months ended June 30, 2005, compared $1.0 million in the same period one year ago. Our embedded products and services revenues were $1.6 million for the six month period ended June 30, 2005, compared to $1.9 million for the same period a year ago. Revenue declines in our Bluetooth modules due to timing of module requirements by customers delivering new products, declines in sales of our proprietary ASIC chip from slowdowns in customer orders, and declines in engineering service revenues totaled $0.3 million in the comparable three and six month periods. Sales of our embedded Bluetooth cards were flat in the comparable periods.

Our serial product revenues were $0.8 million for the three months ended June 30, 2005, compared to $0.9 million for the same period one year ago. Our serial product revenues were $1.7 million for the six month period ended June 30, 2005, compared to $1.8 million for the same period one year ago. Revenue declines of $0.2 million in sales of our standard serial PC Card and CF Card products were partially offset by increased sales of our cordless Bluetooth serial adapter in each of the comparable periods. Standard peripheral connection cards are primarily sold to connect peripheral devices or other electronic equipment to notebook computers.

Gross Margins

Gross margins for the three and six month periods ended June 30, 2005 were 50% and 51%, respectively, compared to margins of 51% in both comparable periods in 2004. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Slight margin reductions in the second quarter of 2005 from volume purchases of our data collection products were partially offset by slight margin improvements from cost reductions in our remaining product lines in the three and six month comparable periods.

Research and Development Expense

Research and development expense for the three months ended June 30, 2005 and 2004 were $0.9 million. Expenses remained relatively flat across all expense categories compared to the same quarter a year ago. Research and development expense for the six months ended June 30, 2005 and 2004 was $1.8 million. Modest reductions, primarily in consulting and professional fees and outside services, were mostly offset by increases in equipment and supplies compared to the same period a year ago. Expenses are expected to increase slightly in the third quarter of 2005.

Sales and Marketing Expense

Sales and marketing expense for the three months ended June 30, 2005 was $1.6 million, an increase of 6% compared to sales and marketing expense of $1.5 million in the corresponding period one year ago. Sales and marketing expense for the six month period ended June 30, 2005 was $3.2 million, an increase of 7% compared to sales and marketing expense of $3.0 million in the corresponding period one year ago. Increases in each of the comparable periods were primarily from increased personnel costs related to staffing key sales positions, increased levels of advertising and promotion, and travel, partially offset by reductions in outside services. Expenses are expected to increase modestly in the third quarter of 2005.

(Index)

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2005 was $0.6 million, a decrease of 35% compared to general and administrative expense of $0.9 million in the corresponding period one year ago. General and administrative expense for the six month period ended June 30, 2005 was $1.4 million, a decrease of 19% compared to general and administrative expense of $1.7 million in the corresponding period one year ago. Decreases of $0.2 million and $0.4 million, respectively, in the comparable three and six month periods to 2005 were due to reduced legal and professional fees related to the patent infringement complaint by Khyber Technologies Corporation, which was settled in the beginning of the third quarter of 2004. Additional decreases were from reduced costs of business insurance in each of the comparable periods. Partially offsetting these decreases in the comparable six month periods were increases of $0.2 million in professional fees related to Sarbanes-Oxley compliance requirements, and increased investor relations activities as a result of changing the 2005 annual shareholder meeting to April from our historical June timeframe. Expenses are expected to slightly increase in the third quarter of 2005.

Amortization of Intangibles

On July 15, 2004, the Company acquired U.S. Patent 5,902,991 entitled Card Shaped Computer Peripheral Device from Khyber Technologies, Inc. The patent covers the design and functioning of plug-in bar code scanners, bar code imagers and RFID products. The patent was purchased for $600,000 and has been capitalized as an intangible asset. The patent is being amortized on a straight line basis over a ten year period. During the first quarter of 2002, the Company acquired intangible assets in conjunction with the acquisition of Nokia's CompactFlash Bluetooth Card business and related product line technology. These intangible assets were valued at $980,000, and consist of purchased technology and a licensing agreement. Estimated useful lives of the acquired assets at the time of acquisition ranged from one to three years. At March 31, 2005 all components of the acquired Nokia intangibles were fully amortized. Intangible assets of $835,125 from a prior acquisition in 2000 consist of developed software and technology with estimated lives at the time of acquisition ranging from 2.5 to 8.5 years. At December 31, 2004, a licensing agreement with a book value of $38,000 was reclassified as an intangible asset and will be amortized over its remaining life of three years. Amortization charges for the three and six months ended June 30, 2005 were $36,000 and $131,000, respectively, compared to $92,000 and $184,000 for the same periods one year ago. The lower amortization charges in 2005 are due to components of intangible property becoming fully amortized.

Interest Income, Interest Expense, Net

Interest income reflects interest earned on cash balances. Interest income of $18,000 and $31,000 for the three and six month periods ended June 30, 2005, respectively, compared to interest income of $9,000 and $19,000, respectively, for the comparable periods one year ago. Higher levels of interest income reflects higher average rates of return on cash balances on hand during the three and six months of 2005 compared to the same periods one year ago.

Interest expense of $900 and $2,600 for the three and six months ended June 30, 2005 is related to interest on equipment lease financing obligations. Interest expense of $600 and $7,500 for the three and six months ended June 30, 2004 is related to interest on equipment lease financing obligations and the outstanding note payable balance due to Nokia for acquisition of their Bluetooth CompactFlash Card business and related product line technology in March 2002. Lower interest expense in the first half of 2005 reflects the repayment of the note payable to Nokia in April of 2004.

(Index)

Preferred Stock Dividends and Accretion of Preferred Stock

Preferred stock dividends for the three and six months ended June 30, 2005 reflect dividends of $12,200 and $24,400, respectively, accrued at the rate of 8% per annum on Series F Preferred Stock issued in March 2003. Dividends on the Series F Preferred Stock for the three and six months ended June 30, 2004 were $12,500 and $25,600, respectively. Dividends were paid in cash subsequent to each of the quarters in 2005 and 2004.

Income Taxes

There were no provisions for federal or state income taxes for the three and six months ended June 30, 2005 due to the year to date net losses. The Company had immaterial net income in 2004, its first profitable year, and continued earnings are not assured. The Company has maintained a full valuation allowance for all deferred tax assets.

Liquidity and Capital Resources

Our operating loss in the first six months of 2005 follows our first profitable year, fiscal 2004, which included our first profitable quarter, the first quarter of 2004. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $51 million in equity capital. Prior to 2004 we incurred significant quarterly and annual operating losses in every fiscal period. Ongoing profitability is not assured.

Cash provided by operating activities was $1.6 million in the first half of 2005 and $0.3 million in the first half of 2004. Cash provided in the first half of 2005 from our net loss adjusted for non-cash items was $0.3 million compared to cash provided of $0.6 million in the first half of 2004 from our net income adjusted for non-cash items. Adjustments for non-cash items, including depreciation, amortization of intangibles, gains and losses on foreign currency forward exchange contracts, foreign currency translation losses, and changes in deferred rent, totaled $0.4 million in the first half of 2005 and $0.5 million in the first half of 2004. Changes in working capital balances in the first half of 2005 resulted in a source of cash of $1.3 million, and were primarily from decreases in receivables due to early collections from key distributors, reductions in levels of inventory, and increases in payables and deferred revenue on shipments to distributors. Changes in working capital balances resulted in a use of cash of $0.3 million in the first half of 2004 primarily from increases in inventories resulting from increased levels of purchases made in the second quarter for shipments scheduled for July 2004, and accounts receivables partially offset by increases in payables due to increased inventory purchases in the second quarter, deferred revenue, and accrued payroll and related expenses.

Cash used in investing activities was $0.3 million in the first half of 2005 compared to $0.2 in the first half of 2004. Investing activities in both 2005 and 2004 primarily reflect the cost of new computer hardware and software, and tooling costs.

(Index)

Cash used in financing activities was $0.7 million in the first half of 2005, compared to cash of $1.1 million provided during the first half of 2004. Financing activities in the first half of 2005 consisted primarily of a net decrease in the amounts drawn on our bank lines of credit, payment of cash dividends, and payments on capital leases partially offset by proceeds from the exercise of stock options. Financing activities in 2004 consisted primarily of a net increase in the amounts drawn on our bank lines of credit, proceeds from the exercise of stock options and warrants, partially offset by payments on the note payable to Nokia.

Our cash balances at June 30, 2005 were $6.5 million, including cash of $2.3 million drawn against our bank line of credit. In March 2004, we extended our bank line of credit agreement which will now expire on March 4, 2007. We have warrants outstanding from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. We believe our existing cash, plus our ability to reduce costs, and the bank line, will be sufficient to meet our funding requirements at least through June 30, 2006. If we maintain and increase annual profitability from revenue growth, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increasing expenses including more employees to support our growth and increases in the cost of salaries, benefits, and related support costs for employees. If we cannot maintain profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. Should the need arise, we cannot assure you that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Although we do not anticipate the need to raise additional capital during this time to fund operations, we may raise additional capital if market conditions are appropriate.

The Company's contractual cash obligations at June 30, 2005 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Capital leases	$ 22,000	$ 9,000	$ 13,000	$ --	$ --
Operating leases	663,000	442,000	221,000	--	--
Unconditional purchase obligations with contract manufacturers	889,000	889,000	--	--	--
Total contractual cash obligations	$ 1,574,000	$ 1,340,000	$ 234,000	$ --	$ --

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

(Index)

Other Factors Affecting Future Operations

We have a history of operating losses, and may not achieve ongoing profitability.

We incurred a net loss of $404,000 in the first quarter of 2005 and a net loss of $158,000 in the first six months of 2005. For the fiscal year ended December 31, 2004, we were profitable but only to the extent of $288,000, and for the fiscal year ended December 31, 2003 we incurred net losses of $1,952,000. Prior to 2003, we incurred significant operating losses in each financial period since our inception. To maintain annual profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue to achieve ongoing annual profitability. If we cannot achieve profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses, and would be required to seek financing which would be dilutive to our shareholders. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

We will be required beginning in the first quarter of 2006 to expense options granted under our employee stock plans as compensation, and as a result we expect our net income and earnings per share will be reduced, we may have net losses, and may find it necessary to change our business practices to attract and retain employees.

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options will adversely affect our net income and earnings per share and may cause us to record net losses. In particular, we would not have been profitable in the second quarter of 2005, nor profitable in any of the quarters in fiscal 2004, if we had been required to expense options during those periods. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

A significant portion of our revenue comes from two distributors, Tech Data Corp. and Ingram Micro, Inc., which together represented approximately 43 and 42 percent of our worldwide revenue in the first six months of fiscal 2005 and fiscal year 2004, respectively. We expect that a significant portion of our revenue will continue to depend on sales to Tech Data Corp. and Ingram Micro, Inc. We do not have long-term commitments from Tech Data Corp. or Ingram Micro, Inc. to carry our products. Either could choose to stop selling some or all of our products at any time, and each of these companies also carries competitive products. If we lose our relationship with Tech Data Corp. or Ingram Micro, Inc., we could experience disruption and delays in marketing our products.

If the market for handheld computers fails to grow, we would not achieve our sales projections.

Substantially all of our products are designed for use with mobile personal computers, including handhelds, notebook computers, tablets and Smartphones. If the mobile personal computer industry does not grow, if its growth slows, or if product changeovers by mobile computer manufacturers and partners cause delays in the market, we would not achieve our sales projections.

Our sales would be hurt if the new technologies used in our products do not become widely adopted.

Many of our products use new technologies, such as and 2D bar code scanning and RFID, which are not yet widely adopted in the market. If these technologies fail to become widespread, our sales will suffer.

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
  We periodically face intense price competition, particularly when our competitors have excess inventories and discount their prices to clear their inventories; and
  Certain original equipment manufacturers of personal computers, mobile phones and handheld computers offer built in functions such as Bluetooth wireless technology, WiFi, GPS, or bar code scanning, that compete with our products.

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

The development of new products and services can be very difficult and requires high levels of innovation. The development process is also lengthy and costly. Short product life cycles expose our products tothe risk of obsolescence and require frequent new product introductions. We will be unable to introduce new products and services into the market on a timely basis and compete successfully, if we fail to:

  identify emerging standards in the field of mobile computing products;
  enhance our products by adding additional features;
  invest significant resources in research and development, sales and marketing, and customer support;
  maintain superior or competitive performance in our products; and
  anticipate our end users' needs and technological trends accurately.

We cannot be sure that we will have sufficient resources to make adequate investments in research and development or that we will be able to identify trends or make the technological advances necessary to be competitive.

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

We have devoted significant research and development resources to design activities for Windows-powered mobile products and, more recently, to design activities for Palm devices, Smartphones using Windows Mobile and Symbian System 60 and 80 operating systems, and handheld computers from Research-in-Motion. Such design activities have diverted financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft, Palm, Symbian or Research-in-Motion are obligated to continue the collaboration or to support the products produced from the collaboration. Consequently, these organizations may terminate their collaborations with us for a variety of reasons, including our failure to meet agreed-upon standards or for reasons beyond our control, such as changing market conditions, increased competition, discontinued product lines, and product obsolescence.

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

In the course of operating our business, we may receive claims of intellectual property infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. Many of our competitors have large intellectual property portfolios, including patents that may cover technologies that are relevant to our business. In addition, many smaller companies, universities, and individuals have obtained or applied for patents in areas of technology that may relate to our business. The industry is moving towards aggressive assertion, licensing, and litigation of patents and other intellectual property rights.

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

Standards for the form and functionality of our products are established by standards committees. These separate committees establish standards, which evolve and change over time, for different categories of our products. We must continue to identify and ensure compliance with evolving industry standards so that our products are interoperable and we remain competitive. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers. Should any major changes, even if anticipated, occur, we would be required to invest significant time and resources to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we would miss opportunities to have our products specified as being in compliance with standards for new hardware components designed by mobile computer manufacturers and original equipment manufacturers.

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

A number of our officers and senior managers have been employed for nine to thirteen years by us, including our President, Chief Financial Officer, Chief Technical Officer, Vice President of Marketing, and Senior Vice President for Business Development/General Manager Development Services. Our future success will depend upon the continued service of key officers and senior managers. Competition for officers and senior managers is intense, and there can be no assurance that we will be able to retain our existing senior personnel. The loss of one or more of our officers or key senior managers could adversely affect our ability to compete.

(Index)

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

Export sales (sales to customers outside the United States) accounted for approximately 36 percent of our revenue in the first six months of fiscal 2005 and 37 percent of our revenue in the fiscal year 2004. Accordingly, our operating results are subject to the risks inherent in export sales, including:

  longer payment cycles;
  unexpected changes in regulatory requirements, import and export restrictions and tariffs;
  difficulties in managing foreign operations;
  the burdens of complying with a variety of foreign laws;
  greater difficulty or delay in accounts receivable collection;
  potentially adverse tax consequences; and
  political and economic instability.

(Index)

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

As of July 30, 2005, we had 30,200,455 shares of Common Stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 or S-8 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of July 30, 2005, we had 83,023 shares of Series F Preferred Stock outstanding that are convertible into 830,230 shares of Common Stock at $0.722 per share, and will be automatically converted on March 20, 2006.

As of July 30, 2005, we had 7,786,550 shares subject to outstanding options under our stock option plans, and 804,409 shares were available for future issuance under the plans. We have registered the shares of Common Stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of July 30, 2005, we had warrants outstanding to purchase a total of 1,717,674 shares of our Common Stock at exercise prices ranging from $0.722 to $2.73. A portion of these warrants expire in March of 2006 and are expected to be exercised. All such warrants may be exercised at any time, and the shares issuable upon exercise may be resold, either without restrictions or subject, in some cases, only to S-3 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144.

(Index)

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2004 through July 30, 2005, our Common Stock price fluctuated between a high of $4.40 and a low of $1.00. The trading price of our Common Stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended June 30, 2005, a decline of 1% in interest rates would reduce our quarterly interest income by approximately $10,600.

Our bank credit line facilities of up to $4.0 million have variable interest rates based upon the lender's index rate plus 0.5% for both the domestic line (up to $2.5 million) and the international line (up to $1.5 million). Accordingly, interest rate increases would increase our interest expense on outstanding credit line balances. We utilized our credit line facility only at the end of each quarter in 2005 and each of the quarters in 2004, and therefore did not subject ourselves to interest rate exposure. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $10,000 for each $1 million of borrowings, if outstanding for the entire year, against our bank credit facility or a maximum of $40,000 if we utilized our entire credit line.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros, we pay the expenses of our European subsidiary in Euros, and we expect to enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. To date we have not been subjected to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and subsidiary expenses at the beginning, during and at the end of the quarter ended June 30, 2005, an adverse change of 10% in exchange rates would result in a decrease in our net income for the second quarter of approximately $93,000, if left unprotected. For the first quarter of 2005 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net loss of $33,000. We hedge a portion of our European receivable balances denominated in Euros to reduce the foreign currency risk associated with these assets. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take additional actions to mitigate these risks.

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

SOCKET COMMUNICATIONS, INC.
Registrant

Date: August 5, 2005	/s/ Kevin J. Mills
Kevin J. Mills President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 5, 2005	/s/ David W. Dunlap
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

Date: August 5, 2005	By: /s/ Kevin J. Mills
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

Date: August 5, 2005	By: /s/ David W. Dunlap
Name: David W. Dunlap Title: Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer)

(Index)

Exhibit 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin J. Mills, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Socket Communications, Inc. on Form 10-Q for the quarter ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Socket Communications, Inc.

By: /s/ Kevin J. Mills
Name: Kevin J. Mills Title: President and Chief Executive Officer (Principal Executive Officer) Date: August 5, 2005

I, David W. Dunlap, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Socket Communications, Inc. on Form 10-Q for the quarter ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Socket Communications, Inc.

By: /s/ David W. Dunlap
Name: David W. Dunlap Title: Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer) Date: August 5, 2005