Form 10-Q
period 2005-09-30
SOCKET COMMUNICATIONS INC
filed 2005-11-09
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended September 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period ____________ to ____________

Commission file number 1-13810

SOCKET COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3155066
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES[  ] NO[X]

Number of shares of Common Stock ($0.001 par value) outstanding as of October 31, 2005 was 30,203,924 shares.

(Index)

Item 1. Financial Statements (Unaudited)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2005 (Unaudited)	December 31, 2004*
ASSETS
Current assets:
Cash and cash equivalents	$ 6,570,899	$ 5,931,752
Accounts receivable, net	3,604,741	4,009,631
Inventories	2,396,727	2,941,211
Prepaid expenses and other current assets	241,135	159,747
Total current assets	12,813,502	13,042,341

Property and equipment:
Machinery and office equipment	1,922,286	1,865,400
Computer equipment	895,565	761,933
Total property and equipment	2,817,851	2,627,333
Accumulated depreciation	(2,287,227)	(2,148,335)
Property and equipment, net	530,624	478,998

Intangible technology, net	784,980	951,979
Goodwill	9,797,946	9,797,946
Other assets	136,307	128,633
Total assets	$ 24,063,359	$ 24,399,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 2,879,319	$ 2,668,649
Accrued payroll and related expenses	695,898	680,501
Bank line of credit	2,253,836	2,949,272
Deferred income on shipments to distributors	1,136,558	1,056,177
Current portion of deferred rent and capital leases	42,525	42,193
Total current liabilities	7,008,136	7,396,792

Long term portion of deferred rent and capital leases	19,075	51,011

Commitments and contingencies

Stockholders' equity:
Series F Convertible Preferred Stock, $0.001 par value: Authorized shares - 276,269, Issued and outstanding shares - 83,023 at September 30, 2005 and 83,823 at December 31, 2004	83	84
Common stock, $0.001 par value: Authorized shares - 100,000,000, Issued and outstanding shares - 30,202,861 at September 30, 2005 and 30,141,444 at December 31, 2004	30,203	30,141
Additional paid-in capital	50,642,944	50,596,136
Accumulated deficit	(33,637,082)	(33,674,267)
Total stockholders' equity	17,036,148	16,952,094
Total liabilities and stockholders' equity	$ 24,063,359	$ 24,399,897
_________________________
*Derived from audited consolidated financial statements

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$6,547,894	$ 6,203,748	$ 19,110,504	$ 19,678,167
Cost of revenue	3,265,803	2,962,379	9,468,863	9,590,287
Gross profit	3,282,091	3,241,369	9,641,641	10,087,880

Operating expenses:
Research and development	848,009	906,234	2,635,019	2,740,031
Sales and marketing	1,654,139	1,423,404	4,846,349	4,412,005
General and administrative	563,225	711,290	1,975,105	2,454,475
Amortization of intangible technology	36,044	106,787	166,999	290,361
Total operating expenses	3,101,417	3,147,715	9,623,472	9,896,872
Operating income	180,674	93,654	18,169	191,008

Interest income and other	27,362	7,696	58,837	26,867
Interest expense	(764)	(371)	(3,360)	(7,893)

Net income	207,272	100,979	73,646	209,982
Preferred stock dividends	(12,087)	(12,288)	(36,461)	(37,905)
Net income applicable to common stockholders	$ 195,185	$ 88,691	$ 37,185	$ 172,077
Net income per share applicable to common stockholders:
Basic	$ 0.01	$ 0.00	$ 0.00	$ 0.01
Diluted	$ 0.01	$ 0.00	$ 0.00	$ 0.01
Weighted average shares outstanding:
Basic	30,197,768	30,111,484	30,171,251	30,035,076
Diluted	32,375,678	33,951,172	32,543,295	34,120,841

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2005	2004
Operating activities
Net income	$ 73,646	$ 209,982
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	331,602	341,877
Loss on foreign currency translations	115,846	96,837
Gain on forward exchange contracts	(71,617)	(55,430)
Amortization of intangibles	166,999	290,361
Change in deferred rent	(24,765)	16,510

Changes in operating assets and liabilities:
Accounts receivable	329,096	443,781
Inventories	544,484	(1,440,636)
Prepaid expenses and other current assets	(81,388)	(124,830)
Other assets	(7,674)	(371)
Accounts payable and accrued expenses	290,868	199,935
Accrued payroll and related expenses	15,397	(58,662)
Deferred income on shipments to distributors	80,381	334,590
Net cash provided by operating activities	1,762,875	253,944

Investing activities
Purchase of equipment	(383,228)	(276,475)
Patent acquisition	--	(600,000)
Net cash used in investing activities	(383,228)	(876,475)

Financing activities
Payments on capital leases and equipment financing notes	(6,839)	(18,656)
Payments on notes payable	--	(449,284)
Gross proceeds from bank line of credit	7,763,136	8,417,447
Gross payments on bank line of credit	(8,458,572)	(7,987,356)
Proceeds from stock options exercised	46,869	74,291
Proceeds from warrants exercised	--	81,379
Dividends paid	(36,574)	(25,617)
Net cash provided by (used in) financing activities	(691,980)	92,204

Effect of exchange rate changes on cash and cash equivalents	(48,520)	4,471
Net increase (decrease) in cash and cash equivalents	639,147	(525,856)

Cash and cash equivalents at beginning of period	5,931,752	6,421,425
Cash and cash equivalents at end of period	$ 6,570,899	$ 5,895,569

Supplemental cash flow information
Cash paid for interest	$ 765	$ 7,363

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

(Index)

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's per share results would have changed to the pro forma net loss amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income applicable to common stockholders	$ 195,185	$ 88,691	$ 37,185	$ 172,077
Stock-based employee compensation expense determined under fair value based method	(360,567)	(574,074)	(1,923,018)	(2,040,257)
Pro forma net loss applicable to common stockholders	$ (165,382)	$ (485,383)	$ (1,885,833)	$ (1,868,180)
Basic net income per share, as reported	$ 0.01	$ 0.00	$ 0.00	$ 0.01
Diluted net income per share, as reported	$ 0.01	$ 0.00	$ 0.00	$ 0.01
Pro forma basic and diluted net loss per share	$ (0.01)	$ (0.02)	$ (0.06)	$ (0.06)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. Weighted average assumptions for the comparable three and nine month periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rate (%)	4.07%	2.93%	3.92%	2.93%
Dividend yield	--	--	--	--
Volatility factor	0.8	1.4	0.9	1.4
Expected option life (years)	4.5	4.5	4.5	4.5

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

NOTE 3 - Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	September 30, 2005	December 31, 2004
Raw materials and sub-assemblies	$ 2,111,939	$ 2,613,384
Finished goods	284,788	327,827
Total	$ 2,396,727	$ 2,941,211

NOTE 4 - Bank Financing Arrangements

On March 7, 2005, the Company agreed with its bank to extend the term of the existing credit facility by an additional year, which will now expire on March 4, 2007. The credit facility under the credit agreement allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables, which are $2,500,000 and $1,500,000, respectively, at the lender's index rate based on prime plus 0.5%. The rates in effect on September 30, 2005 were 7.25% for both the domestic and international lines. At September 30, 2005, outstanding amounts borrowed from the lines were $1,560,431 and $693,405, respectively, which were the approximate amounts available from the lines. These amounts outstanding at September 30, 2005 were repaid in October 2005. Under the credit agreement, the Company must maintain quarterly minimum tangible net worth equal to $5,100,000, plus 75% of quarterly net profits and 75% of net proceeds from equity and subordinated debt financing transactions beginning September 30, 2004. At September 30, 2004, outstanding amounts borrowed from the Company's bank lines were $1,258,405 and $739,076, respectively, which were the approximate amounts available from those lines. The amounts outstanding at September 30, 2004 were repaid in October 2004.

(Index)

NOTE 5 - Series F Convertible Preferred Stock Financing

On March 21, 2003, the Company sold 276,269 units at a price of $7.22 per unit (total of $2,000,000 gross cash proceeds) in a private equity placement. Each unit consisted of one share of the Company's Series F convertible preferred stock (the "Series F Preferred Stock") and a three-year warrant to purchase three shares of the Company's common stock. Two directors of the Company invested an aggregate of $115,000 in the financing. Each share of Series F Preferred Stock is convertible, in whole or in part, into 10 shares of common stock at the option of the holder at any time for a period of three years following the date of sale, with a mandatory conversion date on March 21, 2006. The originally issued Series F Preferred Stock was convertible into a total of 2,762,690 shares of common stock at a conversion price of $0.722 per share, subject to certain adjustments. An additional 828,807 shares of common stock were issuable upon exercise of the originally issued warrants at an exercise price of $0.722 per share. In addition, the Company issued five-year warrants to the placement agent to acquire up to 718,300 shares of common stock at $0.722 per share. Using a Black-Scholes valuation model with the following assumptions: 0.0% dividend yield rate, risk free interest rates of 1.9% and 2.81%, respectively, for the investors and placement agent, $0.73 per share fair value of common stock, $0.722 exercise price, a life of three years and five years, respectively, for the investors and placement agent, and a volatility of 0.911, $296,494 of the proceeds were attributed to the warrants issued to investors, and the warrants issued to the placement agent were valued at $366,333, which was included in the cost of the financing. The Company recorded a one-time accretion charge of $296,494 in the first quarter of 2003 reflecting the discount from market resulting from the allocation of the proceeds to the investor warrants.

The Series F Preferred Stock automatically converts into common stock on March 21, 2006 and automatically converts earlier in the event of a merger or consolidation of the Company, subject to certain conditions. The holders of Series F Preferred Stock have voting rights equal to the number of shares of common stock issuable upon conversion. In the event of liquidation, holders of Series F Preferred Stock are entitled to liquidation preferences over common stockholders equal to their initial investment plus all accrued but unpaid dividends. Dividends accrue at the rate of 8% per annum and are payable quarterly in cash or in common stock, at the option of the Company. Dividends accrued for the three and nine months ended September 30, 2005 were $12,087 and $36,461, respectively, which were paid in cash subsequent to the end of each of the respective quarters. During the third quarter of 2005, no holders of Series F Preferred Stock elected to convert their shares into common stock, leaving 83,023 shares of Series F Preferred Stock outstanding at September 30, 2005. Dividends accrued for the three and nine months ended September 30, 2004 were $12,288, and $37,905, respectively, which were paid in cash subsequent to each of the respective quarters. During the third quarter of 2004, holders of 1,131 shares of Series F Preferred Stock elected to convert their shares into 11,310 shares of common stock, leaving 83,823 shares of Series F Preferred Stock outstanding at September 30, 2004.

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

During the first quarter of 2002, the Company acquired intangible assets in conjunction with the acquisition of Nokia's CompactFlash Bluetooth Card business and related product line technology. These intangible assets were valued at $980,000, and consisted of purchased technology and a licensing agreement. Estimated useful lives of the acquired assets at the time of acquisition ranged from one to three years. During the first quarter of 2005, the Company completed amortization of all acquired Nokia intangibles. Intangible assets of $723,750 from a prior acquisition in 2000 consist of developed software and technology with estimated lives at the time of acquisition ranging from 2.5 to 8.5 years. At December 31, 2004, existing licensing agreements with a book value of $37,733 was reclassified as an intangible asset and will be amortized over its remaining life of three years.

Amortization of all intangible assets for the three and nine months ended September 30, 2005 was $36,044 and $166,999, respectively, compared to $106,787 and $290,361, respectively, for the same periods in 2004. Intangible assets as of September 30, 2005 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Patent	$ 600,000	$ (75,000)	$ 525,000
Project management tools	570,750	(335,735)	235,015
Schematic library	153,000	(153,000)	--
Licensing agreements	114,342	(89,377)	24,965
Intangible technology	$ 1,438,092	$ (653,112)	$ 784,980

Based on definite lived intangible assets recorded at September 30, 2005, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2005 (three months remaining)	$ 36,043
2006	140,446
2007	134,557
2008	127,147
2009	76,787
2010 and beyond	270,000
$ 784,980

(Index)

NOTE 7 - Net Income (Loss) Per Share

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income	$ 207,272	$ 100,979	$ 73,646	$ 209,982
Preferred stock dividends	(12,087)	(12,288)	(36,461)	(37,905)
Net income applicable to common stockholders	$ 195,185	$ 88,691	$ 37,185	$ 172,077
Denominator:
Weighted average common shares outstanding used in computing net income per share
Basic	30,197,768	30,111,484	30,171,251	30,035,609
Diluted	32,375,678	33,951,172	32,543,295	34,120,841
Basic net income per share	$ 0.01	$ 0.00	$ 0.00	$ 0.01
Diluted net income per share	$ 0.01	$ 0.00	$ 0.00	$ 0.01

NOTE 8 - Income Taxes

There were no provisions for federal or state income taxes for the three and nine months ended September 30, 2005. Earnings in the three and nine months ended September 30, 2005 were immaterial and continued earnings are not assured. The Company had immaterial net income in 2004, its first profitable year. The Company has maintained a full valuation allowance for all deferred tax assets.

(Index)

NOTE 9 - Segment Information

The Company operates in one segment, data collection and connection solutions for mobile electronic devices. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Information regarding geographic areas for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2005	2004	2005	2004
United States	$ 4,491,693	$ 4,254,279	$ 12,540,501	$ 12,487,354
Europe	1,289,987	1,122,067	4,649,879	4,681,863
Asia and rest of world	766,214	827,402	1,920,124	2,508,950
Total revenues	$ 6,547,894	$ 6,203,748	$ 19,110,504	$ 19,678,167

Export revenues are attributable to countries based on the location of the customers. The Company does not hold long-lived assets in foreign locations.

Major customers who accounted for at least 10% of the Company's total revenues during the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Tech Data	32%	34%	31%	29%
Ingram Micro	16%	13%	14%	15%

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

Revenue

We design, manufacture and sell data collection and connectivity products for use with mobile electronic devices, including handheld computers, tablet computers, notebook computers, and Smartphones. We also design, manufacture and sell serial products that connect mobile electronic devices to peripheral and other electronic devices, and sell embedded products that are designed to be embedded within third party mobile electronic devices. Total revenue for the three and nine months ended September 30, 2005 of $6.5 million and $19.1 million, respectively, represented an increase of 6% and a decrease of 3% from revenue of $6.2 million and $19.7 million for the corresponding periods one year ago.

(Index)

Our products may be classified into four broad product families:

  Our data collection products consist of bar code scanning and Radio Frequency Identification (RFID) products that plug into or connect cordlessly to handheld computers, tablet computers, notebook computers and Smartphones, and turn these devices into portable bar code scanners or RFID readers that can be used in various retail and industrial workplaces. We have developed extensive data collection software called SocketScan that supports all of our data collection products, and have software developer kits that assist developers in integrating our SocketScan software into their applications. Our bar code scanning products include CompactFlash and SDIO plug-in bar code scanners for linear (1D) and two-dimensional bar code scanning (2D), and a stand alone hand bar code scanner that connects using Bluetooth wireless technology for short-range cordless connectivity. Our initial RFID product was a CompactFlash card for reading RFID tags using our SocketScan software. In the third quarter of 2005, we introduced our combination CompactFlash RFID reader/bar code scanning card that incorporates both data capture technologies in a single device. Data collection products represented approximately 38 percent and 39 percent of our revenue for the three and nine months ended September 30, 2005.
  Our connectivity products are connection devices that can be plugged into standard expansion slots in handheld computers, tablet computers, notebook computers and Smartphones, or connect to these devices over wireless and wired connections. These products allow users to connect their devices to the Internet via mobile or wired phone services, or to private networks, or to communicate with other electronic devices such as desktop computers, other handheld, tablet and notebook computers, Smartphones and printers. Wireless connection products include plug-in cards using Bluetooth wireless technology for short-range wireless connectivity, and plug-in cards for connecting to local wireless networks and "hot spots" using the Wireless LAN 802.11 (or Wi-Fi) standard, including extensive communications software to enable the use of these products. Cabled connection products include modems for telephone connections and Ethernet cards for local area network connections. Our products enabled with Bluetooth wireless technology are of two types: those that add Bluetooth wireless technology to mobile devices, and those that work with devices that are enabled with Bluetooth wireless technology. Those that add Bluetooth wireless technology include our CompactFlash and SDIO Bluetooth plug-in cards, our Bluetooth embedded modules, and our Bluetooth USB adapter for Windows notebooks and desktops. Bluetooth functions are becoming more widely built into mobile devices, which will reduce demand for this category of product. Connectivity products which utilize Bluetooth wireless technology as a connection mechanism and work with other products enabled with Bluetooth wireless technology consist of our Cordless GPS receiver and our Cordless modem. Our GPS receiver collects and sends satellite positioning data to a PDA or notebook for use with GPS maps and routing software. Connectivity products represented approximately 33 percent and 34 percent of our revenue for the three and nine months ended September 30, 2005.

(Index)

  Our embedded products and services consist of Bluetooth modules, interface chips, and engineering design services to install these products. Our Bluetooth modules allow manufacturers of handheld computers and other devices to build wireless connection functions into their products using Bluetooth wireless technology for short-range wireless connectivity. Our interface chips allow manufacturers of wide area network cards and other devices to transfer information to and from handheld or notebook computers. Embedded products and services represented approximately 14 percent and 13 percent of our revenue for the three and nine months ended September 30, 2005.

  Our serial products add connection ports to notebooks, tablets and handheld computers that allow users to connect these portable computers to standard peripherals and to other electronic devices with serial connections over cables or using Bluetooth wireless technology for short-range wireless connectivity. Serial products represented approximately 13 percent of our revenue for the three and nine months ended September 30, 2005.

Our data collection product revenues were $2.5 million for the three months ended September 30, 2005, compared to $2.8 million for the same period one year ago. A revenue decline from the comparable three months of 2004 of $0.5 million for our bar code laser scanner system, and a decline of $0.1 million in sales of our SDIO In-Hand Scan card, were partially offset by revenue growth of $0.3 million from our Cordless Hand Scanner, which began shipping to customers in the second quarter of 2004. Revenue from our primary scanning product, the CompactFlash In-Hand Scan card, was flat from the comparable three month period one year ago. Delays in the transition to new models by the major PDA manufacturers through the first half of 2005 and long lead times needed by customers to complete their product testing and field trials slowed data collection orders in the third quarter of 2005 compared to the same period one year ago. Our data collection product revenues were $7.5 million for the nine month period ended September 30, 2005, compared to $7.6 million for the same period one year ago. Revenue declined from the comparable nine months by $0.4 million for our primary scanning product, the CompactFlash In-Hand Scan card. We also experienced a decline of $0.7 million from our bar code laser scanner system, and a decline of $0.3 million in sales of our SDIO In-Hand Scan card. Partially offsetting these declines was growth of $1.3 million from our Cordless Hand Scanner. Our data collection revenues for the first nine months of 2005 were affected by the transitions to new models by the major PDA manufacturers begun in the latter half of 2004, which were not fully resolved until late in the second quarter of 2005. In addition, the introduction of an operating system upgrade, Windows Mobile 5.0, announced in September 2005 by the major PDA manufacturers may continue to slow customer deployment of our data collection products until tested with the new operating system. Our data collection products are sold both through general distribution and through value added resellers, who contract with customers to provide scanning solutions. Our products are becoming more widely adopted by the value added reseller community for lightweight portable scanning.

Our connectivity product revenues were $2.2 million for the three months ended September 30, 2005, compared to $1.6 million for the same period one year ago. The revenue increase from the comparable three months of 2004 was attributable to increases of $0.2 million in each of our Bluetooth plug-in product and Modem plug-in product lines, and an additional revenue increase totaling $0.3 million from our Wireless LAN plug-in cards, our Bluetooth GPS receiver with navigation kit, and our accessory products, including the Mobile Power Pack introduced in the fourth quarter of 2004, were partially offset by decreases in sales of our Ethernet plug-in products. Our connectivity product revenues were $6.6 million for the nine month period ended September 30, 2005, compared to $6.5 million for the same period one year ago. Revenue increases in the comparable nine months of 2005 of $0.4 million in our Modem plug-in products, increases of $0.3 million in our Ethernet plug-in products, and increases in our accessory products, including the Mobile Power Pack, were partially offset by declines of $0.4 million in sales of our Wireless LAN plug-in cards, and declines of $0.3 million in sales of our Bluetooth plug-in products. Our connectivity revenues for the first nine months of 2005 were negatively affected though the first half of 2005 by the transitions to new models by the major PDA manufacturers begun in the latter half of 2004, which were not fully resolved until late in the second quarter of 2005. In addition, the introduction of an operating system upgrade, Windows Mobile 5.0, announced in September 2005 by the major PDA manufacturers may continue to slow customer deployment of our connectivity products until tested with the new operating system.

(Index)

Our embedded products and services revenues were $0.9 million for the three months ended September 30, 2005, compared to $0.8 million in the same period one year ago. The revenue increase for the comparable three months was attributable to an increase of $0.3 million from sales of our Bluetooth modules due to higher order levels by customers delivering new products, which was partially offset by declines of $0.2 million in sales of our proprietary ASIC chip from slowdowns in customer orders. Our embedded products and services revenues were $2.5 million for the nine month period ended September 30, 2005, compared to $2.7 million for the same period a year ago. Revenue declines in the comparable nine months of $0.5 million in our proprietary ASIC chip from slowdowns in customer orders in each of the three quarters in 2005, and $0.1 million in engineering service revenues, were partially offset by increases of $0.4 million in sales of our Bluetooth modules. Sales of our embedded Bluetooth cards were flat in each of the comparable periods.

Our serial product revenues were $0.9 million for the three months ended September 30, 2005, compared to $1.0 million for the same period one year ago. Our serial product revenues were $2.5 million for the nine month period ended September 30, 2005, compared to $2.9 million for the same period one year ago. Revenue declines of $0.3 million and $0.5 in the three and nine month comparable periods, respectively, in sales of our standard serial PC Card products were partially offset by increased sales of our cordless Bluetooth serial adapter in each of the comparable periods. Our CF Card product sales were relatively flat in each of the comparable periods. Standard peripheral connection cards are primarily sold to connect peripheral devices or other electronic equipment to notebook computers.

Gross Margins

Gross margins for the three and nine month periods ended September 30, 2005 were 50% in both periods compared to margins of 52% and 51% in the comparable periods in 2004. We generally price our products as a markup from our cost, and we offer discount pricing to our customers for higher volume purchases. Margin reductions in the comparable periods of 2005 from volume sales of our data collection products, and overall margin reductions across our remaining product lines from a change in product sales mix, were partially offset by margin improvements from cost reductions on specific products in each of our product lines in the three and nine month comparable periods. Our average target gross margin is 50%, and we expect the gross margin to fluctuate within a narrow range from quarter to quarter.

Research and Development Expense

Research and development expense for the three months ended September 30, 2005 was $0.8 million, a decrease of 6% compared to research and development expense of $0.9 million in the corresponding period one year ago. Research and development expense for the nine months ended September 30, 2005 was $2.6 million, a 4% decrease compared to research and development expense of $2.7 million in the corresponding period one year ago. Reductions in each of the comparable periods were primarily attributable to reduced consulting and professional fees and outside services related to the timing of development projects. Expenses are expected to increase in the fourth quarter of 2005.

(Index)

Sales and Marketing Expense

Sales and marketing expense for the three months ended September 30, 2005 was $1.7 million, an increase of 16% compared to sales and marketing expense of $1.4 million in the corresponding period one year ago. Sales and marketing expense for the nine month period ended September 30, 2005 was $4.8 million, an increase of 10% compared to sales and marketing expense of $4.4 million in the corresponding period one year ago. Half of the increase in each of the comparable periods was from increased personnel costs related to staffing key sales and marketing positions. Additional increases were from higher levels of advertising and promotion, and travel related expense compared to the same periods one year ago. Expenses are expected to increase in the fourth quarter of 2005.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2005 was $0.6 million, a decrease of 21% compared to general and administrative expense of $0.7 million in the corresponding period one year ago. General and administrative expense for the nine month period ended September 30, 2005 was $2.0 million, a decrease of 20% compared to general and administrative expense of $2.5 million in the corresponding period one year ago. Decreases of $0.2 million and $0.6 million, respectively, in the comparable three and nine month periods of 2005 were due to reduced legal and professional fees related to the patent infringement complaint by Khyber Technologies Corporation, which was settled in the beginning of the third quarter of 2004. An additional decrease in the comparable nine month periods was from reduced costs of business insurance. Partially offsetting these decreases in the comparable nine month periods were increases of $0.2 million in professional fees related primarily to Sarbanes-Oxley compliance requirements completed in the first quarter of 2005. Expenses are expected to increase in the fourth quarter of 2005.

Amortization of Intangibles

On July 15, 2004, the Company acquired U.S. Patent 5,902,991 entitled Card Shaped Computer Peripheral Device from Khyber Technologies, Inc. The patent covers the design and functioning of plug-in bar code scanners, bar code imagers and RFID products. The patent was purchased for $600,000 and has been capitalized as an intangible asset. The patent is being amortized on a straight line basis over a ten year period. During the first quarter of 2002, the Company acquired intangible assets in conjunction with the acquisition of Nokia's CompactFlash Bluetooth Card business and related product line technology. These intangible assets were valued at $980,000, and consisted of purchased technology and a licensing agreement. Estimated useful lives of the acquired assets at the time of acquisition ranged from one to three years. At March 31, 2005 all components of the acquired Nokia intangibles were fully amortized. Intangible assets of $723,750 from a prior acquisition in 2000 consist of developed software and technology with estimated lives at the time of acquisition ranging from 2.5 to 8.5 years. At December 31, 2004, a licensing agreement with a book value of $38,000 was reclassified as an intangible asset and will be amortized over its remaining life of three years. Amortization charges for the three and nine months ended September 30, 2005 were $36,000 and $167,000, respectively, compared to $107,000 and $290,000 for the same periods one year ago. The lower amortization charges in 2005 are due to components of intangible property becoming fully amortized.

(Index)

Interest Income, Interest Expense, Net

Interest income reflects interest earned on cash balances. Interest income was $27,000 and $59,000 for the three and nine month periods ended September 30, 2005, respectively, compared to interest income of $8,000 and $27,000, respectively, for the comparable periods one year ago. Higher levels of interest income reflect higher average rates of return on cash balances on hand during the three and nine months of 2005 compared to the same periods one year ago.

Interest expense of $800 and $3,400 for the three and nine months ended September 30, 2005 is related to interest on equipment lease financing obligations. Interest expense of $400 and $7,900 for the three and nine months ended September 30, 2004 is related to interest on equipment lease financing obligations and the outstanding note payable balance due to Nokia for acquisition of their Bluetooth CompactFlash Card business and related product line technology in March 2002. Lower interest expense in the first nine months of 2005 reflects the repayment of the note payable to Nokia in April 2004.

Preferred Stock Dividends and Accretion of Preferred Stock

Preferred stock dividends for the three and nine months ended September 30, 2005 were $12,100 and $36,500, respectively, accrued at the rate of 8% per annum on Series F Preferred Stock issued in March 2003. Dividends on the Series F Preferred Stock for the three and nine months ended September 30, 2004 were $12,300 and $37,900, respectively. Lower dividends in the three and nine month periods in 2005 reflect lower shares outstanding compared to the same periods one year ago. Dividends were paid in cash subsequent to each of the quarters in 2005 and 2004.

Income Taxes

There were no provisions for federal or state income taxes for the three and nine months ended September 30, 2005. Earnings in the three and nine months ended September 30, 2005 were immaterial and continued earnings are not assured. The Company had immaterial net income in 2004, its first profitable year. The Company has maintained a full valuation allowance for all deferred tax assets.

Liquidity and Capital Resources

We were profitable in the first nine months of 2005, but only to the extent of $37,000. Fiscal 2004 was our first profitable year, which included our first profitable quarter, the first quarter of 2004. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $51 million in equity capital. Prior to 2004 we incurred significant quarterly and annual operating losses in every fiscal period. Ongoing profitability is not assured. Adoption of SFAS 123R in the first quarter of 2006 will negatively impact our operating results.

(Index)

Cash provided by operating activities was $1.8 million in the first nine months of 2005 and $0.3 million in the first nine months of 2004. Cash provided from our net income adjusted for non-cash items was $0.6 million in the first nine months of 2005 compared to $0.9 million in the first nine months of 2004. Adjustments for non-cash items, including depreciation, amortization of intangibles, gains and losses on foreign currency forward exchange contracts, foreign currency translation losses, and changes in deferred rent, totaled $0.5 million in the first nine months of 2005 and $0.7 million in the first nine months of 2004. Changes in working capital balances in the first nine months of 2005 resulted in a source of cash of $1.2 million, and were primarily from reductions in levels of inventory, decreases in receivables due to early collections from key distributors, and increases in payables, partially offset by increases in prepaid assets. Changes in working capital balances resulted in a use of cash of $0.6 million in the first nine months of 2004 primarily from increases in inventories and prepaid expenses, partially offset by reductions in accounts receivables and increases in deferred revenue and payables.

Cash used in investing activities was $0.4 million in the first nine months of 2005 compared to $0.9 million in the first nine months of 2004. Investing activities in 2005 primarily reflect the cost of new computer hardware and software, and tooling costs. Investing activities in the first nine months of 2004 primarily reflect the purchase costs of a patent for $0.6 million in July of 2004, and costs of new computer hardware and software, and tooling.

Cash used in financing activities was $0.7 million in the first nine months of 2005 compared to cash provided of $0.1 million in the first nine months of 2004. Financing activities in the first nine months of 2005 consisted primarily of a net decrease in the amounts drawn on our bank lines of credit, payment of cash dividends, and payments on capital leases partially offset by proceeds from the exercise of stock options. Financing activities in 2004 consisted primarily of a net increase in the amounts drawn at the end of each quarter on our bank lines of credit, proceeds from the exercise of stock options and warrants, partially offset by payments on the note payable to Nokia.

Our cash balances at September 30, 2005 were $6.6 million, including cash of $2.3 million drawn against our bank line of credit. In March 2004, we extended our bank line of credit agreement which will now expire on March 4, 2007. We have warrants outstanding from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. We believe our existing cash, plus our ability to reduce costs, and the bank line, will be sufficient to meet our funding requirements at least through September 30, 2006. If we maintain and increase annual profitability from revenue growth, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increasing expenses including more employees to support our growth and increases in the cost of salaries, benefits, and related support costs for employees. If we cannot maintain profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. Should the need arise, we cannot assure you that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Although we do not anticipate the need to raise additional capital at this time to fund our operations, we may raise additional capital if market conditions are appropriate.

(Index)

The Company's contractual cash obligations at September 30, 2005 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Capital leases	$ 20,000	$ 9,000	$ 11,000	$ --	$ --
Operating leases	553,000	442,000	111,000	--	--
Unconditional purchase obligations with contract manufacturers	964,000	964,000	--	--	--
Total contractual cash obligations	$ 1,537,000	$ 1,415,000	$ 122,000	$ --	$ --

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

(Index)

Other Factors Affecting Future Operations

We have a history of operating losses, and may not achieve ongoing profitability.

We incurred a net loss of $404,000 in the first quarter of 2005. We were profitable in the first nine months of 2005, but only to the extent of $37,000. For the fiscal year ended December 31, 2004, we were profitable but only to the extent of $288,000, and for the fiscal year ended December 31, 2003 we incurred net losses of $1,952,000. Prior to 2003, we incurred significant operating losses in each financial period since our inception. To maintain annual profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue to achieve ongoing annual profitability. If we cannot achieve profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses, and would be required to seek financing which would be dilutive to our shareholders. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

We will be required beginning in the first quarter of 2006 to expense as compensation options granted under our employee stock plans, and as a result we expect our net income and earnings per share will be reduced, we may have net losses, and we may find it necessary to change our business practices to attract and retain employees.

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options will adversely affect our net income and earnings per share and may cause us to record net losses. In particular, we would not have been profitable in the second or third quarter of 2005, nor profitable in any of the quarters in fiscal 2004, if we had been required to expense options during those periods. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

A significant portion of our revenue comes from two distributors, Tech Data Corp. and Ingram Micro, Inc., which together represented approximately 45 and 42 percent of our worldwide revenue in the first nine months of fiscal 2005 and fiscal year 2004, respectively. We expect that a significant portion of our revenue will continue to depend on sales to Tech Data Corp. and Ingram Micro, Inc. We do not have long-term commitments from Tech Data Corp. or Ingram Micro, Inc. to carry our products. Either could choose to stop selling some or all of our products at any time, and each of these companies also carries competitive products. If we lose our relationship with Tech Data Corp. or Ingram Micro, Inc., we could experience disruption and delays in marketing our products.

If the market for mobile personal computers fails to grow, we would not achieve our sales projections.

Substantially all of our products are designed for use with mobile personal computers, including handhelds, notebook computers, tablets and Smartphones. If the mobile personal computer industry does not grow, if its growth slows, or if product changeovers by mobile computer manufacturers and partners cause delays in the market, as we experienced in the first half of 2005, we would not achieve our sales projections.

Our sales would be hurt if the new technologies used in our products do not become widely adopted, or are adopted slower than expected.

Many of our products use new technologies, such as and 2D bar code scanning and RFID, which are not yet widely adopted in the market. If these technologies fail to become widespread, or are adopted slower than expected, our sales will suffer.

If third parties do not produce and sell innovative products with which our products are compatible, we may not achieve our sales projections.

Our success is dependent upon the ability of third parties in the mobile personal computer industry to complete development of products that include or are compatible with our technology and then to sell these products into the marketplace. Our ability to generate increased revenue depends significantly on the commercial success of Windows-powered handheld devices, particularly the Pocket PC, and other devices, such as the line of handhelds with expansion options offered by Palm and the adoption of Smartphones for business use. If manufacturers are unable or choose not to ship new products such as Pocket PC and other Windows-powered devices or Palm devices on schedule, or experience difficulties with new product transitions that cause delays in the market as we experienced in the first half of 2005, or if these products fail to achieve or maintain market acceptance, the number of our potential new customers would be reduced and we would not be able to meet our sales expectations.

We could face increased competition in the future, which would adversely affect our financial performance.

The market for handheld computers in which we operate is very competitive. Our future financial performance is contingent on a number of unpredictable factors, including that:

(Index)

  Some of our competitors have greater financial, marketing, and technical resources than we do;
  We periodically face intense price competition, particularly when our competitors have excess inventories and discount their prices to clear their inventories; and
  Certain original equipment manufacturers of personal computers, mobile phones and handheld computers offer built in functions, such as Bluetooth wireless technology, WiFi, GPS, or bar code scanning, that compete with our products.

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
  maintain superior or competitive performance in our products; and
  anticipate our end users' needs and technological trends accurately

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

Export sales (sales to customers outside the United States) accounted for approximately 34 percent of our revenue in the first nine months of fiscal 2005 and 37 percent of our revenue in the fiscal year 2004. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of October 31, 2005, we had 30,203,924 shares of Common Stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 or S-8 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of October 31, 2005, we had 83,023 shares of Series F Preferred Stock outstanding that are convertible into 830,230 shares of Common Stock, and will be automatically converted on March 20, 2006.

As of October 31, 2005 we had 7,905,777 shares subject to outstanding options under our stock option plans, and 681,353 shares were available for future issuance under the plans. We have registered the shares of Common Stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of October 31, 2005, we had warrants outstanding to purchase a total of 1,717,674 shares of our Common Stock at exercise prices ranging from $0.722 to $2.73. A portion of these warrants expire in March 2006 and are expected to be exercised. All such warrants may be exercised at any time, and the shares issuable upon exercise may be resold, either without restrictions or subject, in some cases, only to S-3 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144.

(Index)

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2004 through October 31, 2005, our Common Stock price fluctuated between a high of $4.40 and a low of $1.00. The trading price of our Common Stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended September 30, 2005, a decline of 1% in interest rates would reduce our quarterly interest income by approximately $10,800.

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

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros, we pay the expenses of our European subsidiary in Euros, and we expect to enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. To date we have not been subjected to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and subsidiary expenses at the beginning, during and at the end of the quarter ended September 30, 2005, an adverse change of 10% in exchange rates would result in a decrease in our net income for the third quarter by approximately $55,000, if left unprotected. For the third quarter of 2005 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net gain of $5,800. We hedge a portion of our European receivable balances denominated in Euros to reduce the foreign currency risk associated with these assets. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take additional actions to mitigate these risks.

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

SOCKET COMMUNICATIONS, INC.
Registrant

Date: November 7, 2005	/s/ Kevin J. Mills
Kevin J. Mills President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 7, 2005	/s/ David W. Dunlap
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

Date: November 7, 2005	By: /s/ Kevin J. Mills
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

Date: November 7, 2005	By: /s/ David W. Dunlap
Name: David W. Dunlap Title: Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer)

(Index)

Exhibit 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin J. Mills, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Socket Communications, Inc. on Form 10-Q for the quarter ended September 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Socket Communications, Inc.

By: /s/ Kevin J. Mills
Name: Kevin J. Mills Title: President and Chief Executive Officer (Principal Executive Officer) Date: November 7, 2005

I, David W. Dunlap, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Socket Communications, Inc. on Form 10-Q for the quarter ended September 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Socket Communications, Inc.

By: /s/ David W. Dunlap
Name: David W. Dunlap Title: Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer) Date: November 7, 2005