Form 10-K
period 2005-12-31
SOCKET COMMUNICATIONS INC
filed 2006-03-10
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES [ ] NO [X]

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of June 30, 2005, the aggregate market value of the registrant's common stock ($0.001 par value) held by non-affiliates of the registrant was $31,571,347 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Number of shares of common stock ($0.001 par value) outstanding as of February 21, 2006: 30,230,709 shares

Documents Incorporated by Reference:

Items 10, 11, 12, 13, and 14 of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2006. Such Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements forecasting future financial results and operating activities, market acceptance of our products, expectations for general market growth of handheld computers and other mobile computing devices, growth in demand for our products, expansion of the markets that we serve, expansion of the distribution channels for our products, adoption of our embedded products by third-party manufacturers of electronic devices, and the timing of the introduction and availability of new products, as well as other forecasts discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "may," "will," "predicts," "anticipates," "expects," "intends," "plans," believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management's beliefs, and assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Such factors include, but are not limited to, the risk of delays in the availability of our products due to technological, market or financial factors including the availability of necessary working capital, our ability to successfully introduce and market future products, our ability to effectively manage and contain our operating costs, the availability of announced third-party handheld computer hardware and software that our products are intended to work with, product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with, continued growth in demand for handheld computers, market acceptance of emerging standards such as Bluetooth and Wireless LAN and of our related connection and data collection products, the ability of our strategic relationships to benefit our business as expected, our ability to enter into additional distribution relationships, or other factors described in this Form 10-K including "Item 1A. Risk Factors" and recent 8-K and 10-Q reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the consolidated financial statements and notes included elsewhere in this report, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

Item 1. Business

The Company

We design, manufacture and sell data collection and connectivity products for mobile electronic devices. Our products employ innovative designs that reduce battery power consumption and make them easy to install and use. Our data collection products are designed to collect data on handheld computers, tablet computers, notebook computers and selected Smartphones using bar code scanning and Radio Frequency Identification (RFID) technologies. Our connectivity products are designed to connect handheld computers, tablet computers, notebook computers and Smartphones to the Internet, to local area computer networks, to wide area computer networks, and to other peripheral devices through both wireless and cable connections. We also offer embedded products that are designed to be installed inside third-party mobile electronic devices, and we offer serial products that connect electronic devices. Our products are designed for use with a broad range of mobile computing devices that support standard expansion mechanisms using Windows Mobile, Windows XP, Palm, J2ME (used by Research-In-Motion on its Bluetooth-enabled Blackberry handheld computers) or Symbian 60 and 80 operating systems. The standard expansion mechanisms we support include: slots for plug-in cards in the CompactFlash, PC Card, and Secure Digital Input/Output (SDIO) form factors; Bluetooth®, a short range wireless device connection technology; and Wireless LAN, a wireless network connection technology. We believe that growth in the mobile workforce, combined with technical advances and cost reductions in mobile devices and networking technologies, is driving broader adoption of mobile data communications. Our products are designed to address the growing need for mobile workforce connectivity by enabling the use of handheld devices to extend data communications capabilities beyond location-dependent wired networks or telephone lines, thereby enabling mobile computer users to enhance their productivity, exploit time sensitive opportunities and improve customer satisfaction. Overall, our products integrate hardware, software and services into complete mobile data collection and connectivity solutions.

Total employee headcount on December 31, 2005 was 80 people, including 6 previously temporary employees who became full time employees on January 1, 2006. We subcontract the manufacturing of substantially all of our products to independent third-party contract manufacturers who are located in the U.S., China, and Taiwan and who have the equipment, know-how and capacity to manufacture products to our specifications. We market our products through a worldwide network of distributors and resellers, as well as through original equipment manufacturers (OEMs) and value added resellers. See "Personnel", "Sales and Marketing" and "Manufacturing" for additional information about our personnel, sales and marketing and manufacturing operations.

Socket Communications was incorporated in Delaware in 1995. Our common stock trades on the NASDAQ National Market under the symbol "SCKT". Our principal executive offices are located at 37400 Central Court, Newark, CA 94560, and our phone number is (510) 744-2700. Our Internet home page is located at http://www.socketcom.com; however, the information in, or that can be accessed through our home page, is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and the amendments to such reports are available free of charge on, or through our Internet home page, as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

Products

Our products may be classified into four broad product families:

  Data collection products;
  Connectivity products;
  OEM embedded products and services; and
  Serial products

Our data collection products consist of: 1) bar code scanning products that plug into or connect wirelessly to handheld computers, tablet computers, notebook computers and Smartphones that use Windows Mobile, Windows XP, Windows Tablet, Palm, J2ME, or Symbian 60 or 80 operating systems, and turn these devices into portable bar code scanners that can be used in various retail and industrial workplaces; 2) Radio Frequency Identification (RFID) plug-in products that read RFID tags; 3) a combination plug-in bar code scanner and RFID reader; and 4) a plug-in magnetic stripe reader. We have developed extensive bar code scanning software called SocketScan that supports all of our data collection products, and have software developer kits that assist third-party developers in integrating our SocketScan software and our hardware products into their applications and solutions. Our bar code scanning products include CompactFlash and SDIO plug-in bar code scanners for linear and two-dimensional bar code scanning, a stand-alone handheld bar code scanner, and a ring scanner worn on the index finger that connects using the Bluetooth standard for short-range wireless connectivity. We expect during 2006 to continue to broaden the selection of products within this product family. Data collection products represented approximately 39 percent of our revenue for the year ended December 31, 2005.

Our connectivity products are connection devices that can be plugged into standard expansion slots in handheld computers, tablet computers, notebook computers and Smartphones that use Windows Mobile, Windows XP, Windows Tablet, Palm, J2ME, or Symbian 60 or 80 operating systems, or connect to these devices over wireless and wired connections. These products allow users to connect their devices to the Internet via mobile or wired phone services, or to private networks, or to communicate with other electronic devices such as desktop computers, other handheld, tablet and notebook computers, Smartphones and printers. Wireless connection products include plug-in cards using the Bluetooth standard for short-range wireless connectivity, and plug-in cards for connecting to local wireless networks using the Wireless LAN 802.11b/g (or Wi-Fi) standards along with extensive communications software enabling the use of these products. Cable connection products include modems for telephone connections and Ethernet cards for local area network connections. Our Bluetooth technology products are of two types, those that add Bluetooth technology to mobile devices, and those that work with devices that are Bluetooth-enabled. Those that add Bluetooth technology include our CompactFlash and SDIO Bluetooth plug-in cards and our Bluetooth embedded modules. Our cordless modem utilizes Bluetooth as a connection mechanism and works with other Bluetooth-enabled devices. Bluetooth and wireless LAN connection functions are being built into many mobile devices which may reduce the demand for these categories of our plug-in products but may increase the demand for our stand-alone Bluetooth products that work with other Bluetooth-enabled devices. Connectivity products represented approximately 34 percent of our revenue for the year ended December 31, 2005.

Our OEM embedded products and services consist of Bluetooth modules, Wireless LAN modules, and interface chips used by Original Equipment Manufacturers (OEMs). Our Bluetooth and Wireless LAN modules allow manufacturers of handheld computers and other devices to build wireless connection functions into their products using the Bluetooth and Wireless LAN standards for wireless connectivity. Our interface chips allow manufacturers of wide area network cards and other devices to enable their devices to transfer information to and from handheld or notebook computers. OEM embedded products and services represented approximately 14 percent of our revenue for the year ended December 31, 2005.

Our serial products add connection ports to a notebook, tablet or handheld computer that allow users to connect these portable computers to standard peripherals or to other electronic devices with serial connections over cables or using the Bluetooth standard for short-range wireless connectivity. Serial products represented approximately 13 percent of our revenue for the year ended December 31, 2005.

We target enterprise customers and markets with our products. Most of our products, except our embedded products, are sold through general distribution channels that service enterprises directly and through resellers. Our embedded products are sold directly to the manufacturers of products in which our products are embedded. The geographic regions we serve include the Americas, Europe, the Middle East, Africa and Asia Pacific.

Market Dynamics

Handheld computers have evolved over the past several years from simple devices used mainly to hold personal information into small portable units with functionality similar to desktop PCs. Many handheld computers, such as the Pocket PC and Palm Treo, have built-in expansion slots in standard form factors, typically CompactFlash, Secure Digital Input/Output or Bluetooth, to allow for transfer of data in and out of the handheld computer. Some handheld computer models include an integrated phone to facilitate the transfer of data over mobile phone networks. Notebooks and tablet computers also have expansion slots to enable their use in mobile environments. Certain models of mobile phones called Smartphones using Windows Mobile and Symbian System 60 and 80 operating systems have limited physical size and computing capabilities designed primarily to process and store personal information and facilitate messaging over the mobile phone networks. The addition of Bluetooth wireless technology to these Smartphones and to the Blackberry handheld computer from Research-In-Motion facilitates the transfer of data between these devices and networks or other devices. Advances in mobile network access and transfer speeds are enabling mobile computing device users to access the Internet, send and receive email, access corporate data files, and exchange instant messages anywhere and at any time through wireless local area networks, mobile phone networks or phone land lines, and to transfer data directly with other nearby mobile devices using Bluetooth wireless technology, cables or wireless local area networks. Our connectivity products and our serial products are designed to enable these connections by adding connections to devices that do not have them built-in, or by connecting to devices that have one or more of the wireless connection technologies built in. In addition, mobile devices with standard expansion slots or Bluetooth expansion are effective at collecting data. Our data collection products are designed to facilitate the collection of bar code and RFID information on these devices.

Growth in the mobile workforce and increasing reliance on the Internet and on access to corporate databases and email are increasing the demand for mobile data communications. The capability of a mobile workforce to enter data in the field and to transfer it electronically generally improves the timeliness and accuracy of information such as order entry, logistics management or transaction reporting. Advances in connection technologies, local area networking and wide area networking are being commercialized to allow handheld computers to interact with nearby computers and with a wide array of electronic appliances, including mobile phones, printers, digital cameras, local area network access points, Global Positioning System receivers, automobile communications systems, bar code scanners, radio frequency identification tags, home entertainment and security systems, public kiosks, public Internet access locations and vending machines.

Current market dynamics driving adoption of mobile data communications include:

Functionality of today's mobile computing devices is extensive and improving. Unlike early models, most mobile computing devices now offer bright outdoor color screens and longer battery life, have software allowing their use as messaging devices with capacity to store personal information, and have standard expansion slots or use Bluetooth or wireless local or wide area network connections to transfer data in and out of the device. Popular desktop programs such as Word and Excel are available for today's handheld, tablet and notebook computers, enabling users to send and receive emails with full attachments, run popular personal information management and business programs, run entertainment and education software for games, music or books, view and interact with the Internet with enhanced and feature-rich graphics, have direct access to corporate data files (subject to business security arrangements), and use instant messaging over mobile networks. Mobile devices also can become lightweight mobile bar code and RFID scanning devices when used with our bar code scanning or RFID products, enabling the capture and processing of bar code or RFID information in a mobile environment.

Manufacturers continue to develop and expand product lines of mobile computing devices. Marketing efforts by mobile computing device manufactures will assist in educating the market on the capabilities of these devices using our connection products. Handheld computers using the Microsoft Windows Mobile operating system are called "Pocket PCs." The largest Pocket PC manufacturers are Hewlett-Packard and Dell. These companies manufacture some models that integrate phones into the handheld computer. Dell and Hewlett-Packard along with other computer manufacturers such as Siemens, Toshiba and Fujitsu offer tablet or notebook computers with standard expansion slots. Manufacturers of industrial versions of Pocket PCs include Symbol Technologies, Intermec, HandHeld Products, Casio, Itronix, TopCon and Tripod Data Systems. Palm's Tungsten series of handheld computer and its Treo, a Smartphone, have SDIO expansion slots and Bluetooth connectivity to facilitate data transfer. Palm also introduced in early 2006 a version of their Treo Smartphone that uses the Windows Mobile operating system. Smartphones are also becoming widely available from mobile phone manufacturers using the Symbian 60 and Symbian 80 operating systems, including Nokia, Lucky Goldstar, Lenova, Panasonic, Samsung, Sendo and Siemens, or the Windows Mobile operating system, such as Motorola. These phones use Bluetooth and, in some Windows Mobile Smartphones, SDIO slots to facilitate the transfer or the collection of data. Increased competition among manufacturers is expected to result in increased availability and greater promotion of mobile computing devices that can be used with our products during 2006 and beyond.

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

The mobile workforce is growing and is increasingly reliant on email and the Internet. The worldwide mobile workforce has been estimated at more than 20 percent of the global workforce. Before recent advancements in handheld computers and wireless networks over mobile phones and through wireless local area network access points, the mobile workforce had been unable to effectively stay connected with email, the Internet or corporate data except through telephone lines. With the growth in the use of the Internet and email for business and personal applications, workers and consumers are increasingly dependent on access to the Internet and email for managing their business and personal lives. Recent improvements in mobile phone and wireless LAN connectivity and deployment of mobile computers and Smartphones by corporations to their mobile workforce are expected to be major factors driving growth in mobile data applications over the next several years.

Third-party applications for enterprises are becoming available in increasing numbers. Third-party software applications are becoming available for the collection, processing and transfer of information by a mobile workforce. Mobile computing devices are being used for such diverse applications as capturing lot numbers of drug samples given to a doctor, managing the stocking of shelves in retail establishments, or entering sales orders from the field. Larger enterprise software companies such as Siebel Systems (recently acquired by Oracle Corporation) have written applications for the Pocket PC that use our bar code scanning products. SAP has enabled our SDIO form factor scanning card in all mobile applications developed by SAP and by other vendors that interface with SAP solutions through SAP's NetWeaver Mobile program. We have supported the development and deployment of our products in third-party applications through our Strategic Vertical Integrator (SVI) Program and more than 70 companies are participants in this program. Our SVI Program is described more fully under "Sales and Marketing." The availability of productivity-enhancing application software is a major driver of enterprise deployment of mobile computing devices.

Marketing Strategy

Our marketing strategy is to capitalize on our strategic relationships, expand and improve our product offerings to differentiate our products, build a stronger brand name, support the development of third-party software applications and integrator solutions, introduce our products into new markets by increasing the number of mobile device platforms that our products support, and encourage device manufacturers to build our technology directly into their products.

Capitalize on Strategic Relationships. We support and encourage direct endorsements and referrals for our products from our strategic relationships, including operating system providers, device manufacturers, third-party software developers, SVI's, distributors, and end-user customers. We actively promote third-parties to integrate our products into their solutions through our SVI Program. We have a team of employees that manages each strategic relationship, and we provide technical support to our software and hardware developers. We have built close working relationships with a number of companies that help us expand and market our products as new standards, technologies and markets emerge, including Microsoft, the general purpose Pocket PC device manufacturers (Dell and Hewlett-Packard being the largest) and Symbol Technologies. We coordinate our product development efforts with Microsoft on an ongoing basis, with the goal of ensuring that our current and future products are compatible with new releases of Microsoft's operating systems. We spend extensive engineering time and resources to ensure compatibility with as many Pocket PCs as possible. Dell is a direct reseller of our products. We work closely with the sales teams of Dell and Hewlett-Packard to assist them in offering mobile device solutions that include our products. Symbol Technologies supplies the bar code laser scanning modules that we utilize in our In-Hand Scan Bar Code Scanning Card and our Cordless Hand Scanner. Symbol also has designed our Bluetooth connection products into some of their products.

Expand and improve our product offerings to differentiate our products. We offer a wide range of data collection and connectivity products that are used with mobile devices, and we encourage our distributors to carry the full range of our products. The goal is for customers to view Socket as a single source for their connection needs, instead of having to rely on individual product offerings from a number of different companies. During 2004 and 2005, we introduced a number of hardware and software products, including a Cordless Hand Scanner using Bluetooth wireless technology, a cordless 56K modem using Bluetooth wireless technology, a 56K plug-in modem in SDIO form factor, an RFID reader, a combination RFID reader and laser bar code scanner, and a mobile power pack. In early 2006, we introduced a cordless ring bar code scanner designed to be worn on the index finger for use in package handling, an 802.11g upgrade to our CompactFlash 802.11b wireless LAN card, and a wireless LAN module to add embedded Wireless LAN to our OEM product offerings. During 2005 we released new Bluetooth software for Windows notebooks and tablets, and made major upgrades to our wireless local area network software. We released driver software to enable our Bluetooth and bar code scanning products to work with additional operating systems, including Smartphones using the Symbian 60 and 80 operating systems and with Blackberry handheld computers from Research-In-Motion with built-in Bluetooth. We introduced new management software including Wi-Fi Companion to manage connections to Wi-Fi networks and are adding Connect!Agent to our Bluetooth products to improve the management of Bluetooth connections. We continue to upgrade our products to comply with the Reduction of Hazardous Substances (RoHS) rules being implemented in Europe and around the world by changing the solder used in our products to be lead free.

Build a Stronger Brand Name. We are building a brand image of "Increasing Mobile Productivity." This image emphasizes quality and standards-based connectivity and data collection products that are "Mobility Friendly," which means products that are compact, low power, and easy to use. Our focus is to work with our partners to develop productivity enhancing solutions for the mobile workforce.

Support the development of third-party software applications and integrator solutions. We have created software developer kits for many of our products, including bar code scanning, RFID, Bluetooth and Wireless LAN. In addition, we have several employees dedicated to assisting developers and integrators with integrating our products into their solutions. Our SVI Program included as of February 2006 over 70 companies that offer or intend to offer their solutions incorporating Socket products. These solutions primarily involve our data collection products and address improving productivity of the mobile workforce in a number of categories including field force automation, asset management, retail merchandising, automotive/transportation, health care, and government.

Introduce our products into new markets by increasing the number of mobile device platforms that our products support. Our focus during the past several years has been to develop connectivity and data collection products for handheld computers, with an emphasis on the Pocket PC. We support mobile devices that have the following characteristics: truly portable devices that are easily carried and used while mobile; support open software architectures such as Windows, Palm and Symbian; and support a standard expansion mechanism such as CompactFlash, Secure Digital Input/Output, or Bluetooth. During 2005, we enabled the use of our Cordless and SDIO data collection products to work with Smartphones that use the Symbian 60 and Symbian 80 operating systems and enabled our Cordless data collection products to work with Bluetooth-enabled Blackberry handheld computers from Research-In-Motion.

Encourage device manufacturers to build our technology directly into their products. To capture embedded connection business, we have built relationships with certain mobile device manufacturers and work with them to integrate our Bluetooth software and modules into their own product designs. The majority of these manufacturers are building vertical application devices for special purpose markets. Commencing with the first quarter of 2006, we are adding Wireless LAN software and modules to enable our customers to embed our Wireless LAN technology into their devices. We have an internal team of employees that manages our embedded products business. We also provide engineering services to our mobile device manufacturer customers to assist them as needed to integrate our embedded products into their mobile devices.

Competition and Competitive Risks

The overall market for data collection and connectivity products is both complex and competitive, and we expect competition in our market areas to intensify, particularly for our connectivity products, which compete with similar products that are manufactured by companies in Asia and offered to the market at lower costs. However, our longtime focus on creating data collection and connectivity products for mobile devices has resulted in good brand name recognition and reputation. In addition, we continue to innovate and intend to be early to market in a number of product categories. We also believe that our brand name identifying our products as robust, dependable, small form factor, low power, and easy to use, and the breadth of our product offerings including the extensive features of our software, will continue to differentiate us relative to our competitors. The competition in each of our product families is discussed in more detail below.

Data Collection Products. Our laser and CMOS imager bar code scanning products face competition from alternative scanning technologies, specifically charge-coupled device (CCD) scanning technology, which is less expensive than our technologies, and from ruggedized integrated bar code scanning devices from Symbol Technologies, Intermec, HandHeld Products, Casio, Itronix and others. We purchase laser engines from Symbol Technologies and imagers from HandHeld Products, and are licensed by these companies to use these engines in our bar code scanning products. We face competition outside of the United States from a product similar to our In-Hand Scan Card from BeInteractive, and from products similar to our Cordless Hand Scanner from Baracoda. Our laser scanning products are targeted to address specific market segments, such as field sales and service, retail store shelf management and pharmaceutical distribution management. We produce our laser bar code scanning products under technology licenses from Symbol Technologies and our CMOS imager under technology licenses from Symbol Technologies and HandHeld Products, which, to date, have not licensed these technologies to potential competitors. Symbol and HandHeld Products have historically been selective in licensing their technologies to third-parties, and we have no reason to anticipate that their practices will change. Nonetheless, the continued availability of our licenses from Symbol and from HandHeld Products and the continued absence of other licensees are dependent upon future licensing decisions by both companies.

Connectivity Products - Wireless Connections. Our Wireless LAN cards face competition in the market today principally from other manufacturers of low power Wireless LAN cards, including Ambicom and Linksys. We expect competition to remain intense in the future. We compete based on our brand name, distribution and customer support infrastructure, as well as software enhancements that provide ease-of-use, security features, and monitoring and troubleshooting tools. Our Wireless LAN cards also support Wi-Fi Protected Access (WPA) on Windows Mobile 2003/5.0. WPA is an industry standard method for securing wireless LANs for corporate and small office/home office environments established by the Wi-Fi Alliance, an industry trade association and standards setting body. The market for Bluetooth wireless communications technology is highly competitive. A number of companies offer competing CompactFlash Bluetooth cards including Ambicom, Belkin, Brainbox, IOGEAR and Quatech. Competing SDIO Bluetooth cards are being offered by Pretec. Our Bluetooth CompactFlash plug-in card is the only card in the market that has an integrated antenna, allowing it to fit completely within a CompactFlash Type 1 slot. Our Bluetooth software, which continues to be improved, provides a functional, easy-to-use Bluetooth solution and has been enabled to work on Windows Mobile 5.0 devices, on selected handheld computers from Symbol Technologies and on devices manufactured by our OEM customers. There are also a number of competitors that offer Bluetooth modems. These companies include Billionton Systems, ENR Tech, Motorola, PSI, SiteCom, Sony, Typhoon, Trust, X Micro and Zoom.

Connectivity Products - Cable Connections. We are one of two principal manufacturers of low power Ethernet cards, the other being Billionton Systems. Our CompactFlash modem cards face competition from a number of manufacturers including Ambicom, Billionton Systems, Hewlett-Packard, New Media, OvisLink, Pharos, Pretec, Trendware and Xircom.

Embedded Products. Competition for our embedded products and services is primarily the same competition we face for the applicable plug-in product in one or more of our other product families, as plug-in connection cards are an alternative to embedded connections. For example, we sell our serial interface chips for embedding in third-party devices. Interface chips with similar functions and features are available from other chip manufacturers. In addition, our Bluetooth and WLAN software works well with our hardware, providing us a complete solution for embedding Bluetooth and WLAN wireless connections into third-party devices. However, manufacturers in Asia selling primarily hardware, such as Alps, Murata, and TaiyoYuden, along with integrators such as Bluesoft and Stonestreet One, are able to produce all or part of embedded solutions which may compete with our products and services.

Serial Products. Our serial products compete from time to time with similar products from small manufacturers including Advanteck, BeInteractive, BlackBox, Brainbox, B&B Electronics, Quatech, Ratoc Systems, SeaLevel and Silicom. We also offer a cordless serial adapter with Bluetooth wireless technology. Companies that offer competing Bluetooth serial products include Adamya, AIRcable, Canon i-Tech, connectBlue, Digi International, Ezurio, Free 2 Move, and Initium.

Proprietary Technology

We have developed a number of technological building blocks that enhance our ability to design new hardware and software products, to offer products which run on multiple software and hardware platforms, and to manufacture and package products efficiently.

One of our most important chip hardware building blocks is our proprietary mobility integrated circuit, which is a highly flexible interface for PC Cards and CompactFlash cards that enables our products to work with all major handheld and notebook computers that have PC Card or CompactFlash slots, regardless of their design. We have incorporated our mobility integrated circuit into a broad range of our connection products cards to control signal transmission between these products and the handheld or notebook computer's PC Card or CompactFlash slot.

Another area of intellectual property is our expertise in embedded radio-dependent firmware. Within our Bluetooth cordless products are software and firmware that include a wide variety of functions to enable efficient radio control and overall system functionality. For cordless bar code scanning and RFID reading this includes our patent pending Error Proof Protocol, which is designed to ensure that scanned data is correctly received by the mobile computing device and allow for real-time validation of data and error notification to the user.

We have developed a library of software drivers and control modules that allow our products to operate in handheld computers running the Windows Mobile operating systems and in notebooks running various Windows and third-party operating systems. We have been awarded six U.S. Patents (7,003,627, 6,353,870, 6,559,147, 6,691,196, 6,863,557, and 6,920,517) and one UK patent (2,365,182) covering our design for cards combining connectivity and removable memory. In July 2004 we also acquired from Khyber Technologies, U.S. patent 5,902,991 entitled Card Shaped Computer Peripheral Device. The patent is a basic patent covering the design and functioning of plug-in bar code scanners, bar code imagers and RFID products. We have additional patents covering our proprietary technology pending with the U.S. Patent Office.

We have developed a number of software programs that provide unique functions and features for our connection and data collection products. For example, our SocketScan software enables all of our bar code scanning products to scan a variety of bar codes and to route the scanned data to many different types of data files. Our Bluetooth software used in conjunction with our Bluetooth hardware provides a completely functional Bluetooth solution enabling connections and data transfers between Bluetooth-enabled devices. Our wireless local area network software that is integrated with our wireless local area network management software (which we call Wi-Fi Companion) and used in conjunction with our wireless local area network hardware, provides a completely functional wireless local area network solution, enabling connections and data transfers from mobile computing devices over wireless local area networks. Our Wi-Fi Companion software is also designed to work with built-in wireless local area network hardware from other manufacturers.

We have registered trademarks with the U.S. Patent and Trademark Office for our name, our logo, and the term "Battery Friendly." We have also applied for design patents covering the designs of most of our products.

We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality procedures to protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and strategic partners, and limit access to our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, we may not be able to effectively protect our intellectual property rights in certain foreign countries. From time to time we receive communications from third-parties asserting that our products infringe, or may infringe, their proprietary rights. In connection with any such claims, litigation could be brought against us that could result in significant additional expenses or compel us to discontinue or redesign some of our products.

Personnel

Our future success will depend in significant part upon the continued service of certain of our key technical and senior management personnel, and our continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Our total employee headcount as of December 31, 2005 was 80 people. Our employees are not represented by a union, and we consider our employee relationships to be good.

Sales and Marketing

During the year ended December 31, 2005, 65 percent of our sales were in North America, 24 percent in Europe, and 11 percent in Asia and Pacific Rim countries. During the year ended December 31, 2004, 63 percent of our sales were in North America, 24 percent in Europe and 13 percent in Asia and Pacific Rim countries. Export sales are subject to the complications of complying with laws of various countries and the risk of import/export restrictions and tariff regulations.

We market our products through a worldwide network of distributors and resellers, as well as through original equipment manufacturers (OEMs) and value added resellers. In addition, we have more than 70 companies that are participants in our SVI Program. SVI participants offer or intend to offer third-party applications that utilize our products in their SVI solutions. Markets addressed by our SVI participants include field force automation, retail merchandising, healthcare, government, automotive/transportation, and asset management. We support our distributors, resellers and SVI's by providing education, training and customer assistance through our sales, marketing, and technical support staff in the U.S. and in Europe. As of December 31, 2005, we had thirty-one people in sales, marketing and customer and developer services support. Our United States distributor Tech Data Corp. accounted for 28 percent, 28 percent and 29 percent of our revenue for 2005, 2004 and 2003, respectively. Our United States distributor Ingram Micro, Inc. accounted for 14 percent, 15 percent and 14 percent of our revenue in 2005, 2004 and 2003, respectively. We intend to increase our sales and marketing effort during 2006 by adding personnel and increasing promotional activities, particularly in support of our distributors.

Consistent with industry practice, we provide our distributors with stock balancing and price protection rights which permit these distributors to return slow-moving products to us for credit, and to receive price adjustments for inventories of our products held by the distributors if we lower the price of those products. The immediate effect of returns and adjustments on our quarterly operating results is limited, since we recognize revenues on products shipped to distributors only at the time the merchandise is sold by the distributor. To date, we have not experienced any significant returns or price protection adjustments.

We rely significantly on our OEMs, distributors, and resellers for marketing and distribution of our products. Our agreements with OEMs, distributors, and resellers generally are nonexclusive and may be terminated on short notice by either party without cause. Furthermore, our OEMs, distributors, and resellers are not within our control, are not obligated to purchase products from us, and may represent other lines of products, including those of our competitors. If any OEMs, distributors, or resellers reduce or discontinue efforts to sell our products, our revenues and operating results could be materially adversely affected.

Manufacturing

We subcontract the manufacturing of substantially all of our products to independent third-party contract manufacturers who are located in the U.S., China, and Taiwan and who have the equipment, know-how and capacity to manufacture products to our specifications. We perform final product testing and package our products at our Newark, California facility for most of our sales, with the exception of large bulk orders, for which we perform final product testing and package our products at the third-party contract manufacturers' locations. As of December 31, 2005, we had twenty-six people employed in manufacturing operations, including planning, buying, manufacturing engineering, quality control, product assembly, shipping and receiving, MIS and customer support. We augment this workforce with temporary employees on an as-needed basis.

Certain of our product components are available from only one vendor. These sole sourced components include the interface chip that controls the signal transmission between all of our plug-in CompactFlash products (except our Ethernet and Wireless LAN cards) and the card slot on the mobile computer, our Ethernet chip, our laser scanning engines, our SDIO plug-in cards, and certain cable and connector components. Although to date we have generally been able to obtain adequate supplies of these components, these components are generally purchased on a purchase order basis under standard commercial terms and conditions, and we do not have long-term supply contracts for these components. Accordingly, the manufacturers could stop providing these components to us at any time. Alternatively, although our suppliers are generally large, well-financed organizations, they could encounter financial difficulties that interfere with our product supplies. In such an event, we could experience a decline in revenues until we establish sufficient manufacturing supply through an alternative source. Locating and qualifying alternative suppliers, and commencing new manufacturing operations, could take a significant period of time, although we believe that we can relocate manufacturing or find alternative suppliers for sole sourced components should it become necessary. We generally stock higher inventory quantities of sole sourced components as safety stocks to mitigate the risk of supply disruption.

Research and Development

Since our inception, we have made substantial investments in research and development ranging between $3.4 million and $3.7 million dollars per year over each of the past four years. We believe that our future performance will depend in large part on our ability to develop significant enhancements to our existing products and to develop successful new products for emerging and existing markets.

As of December 31, 2005, we had fourteen people on our product development staff, and we hire engineering consultants to perform additional engineering services as required. We anticipate that we will continue to commit substantial resources to research and development in the future.

General and Administration

As of December 31, 2005, we had nine people responsible for our financial and administrative activities including accounting and finance, personnel, and administrative support.

Item 1A. Risk Factors

We have a history of operating losses, and may not achieve ongoing profitability.

We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was our first profitable year in our history, but only to the extent of $288,000. Prior to 2004 we have incurred significant operating losses in each financial period since our inception. To achieve ongoing profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

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

If third-parties do not produce and sell innovative products with which our products are compatible, we may not achieve our sales projections.

Our success is dependent upon the ability of third-parties in the mobile personal computer industry to complete development of products that include or are compatible with our technology and then to sell these products into the marketplace. Our ability to generate increased revenue depends significantly on the commercial success of Windows-powered handheld devices, particularly the Pocket PC, and other devices, such as the line of handhelds with expansion options offered by Palm and the adoption of Smartphones for business use. If manufacturers are unable or choose not to ship new products such as Pocket PC and other Windows-powered devices or Palm devices on schedule, or experience difficulties with new product transitions that cause delays in the market as we experienced in 2005, or if these products fail to achieve or maintain market acceptance, the number of our potential new customers would be reduced and we would not be able to meet our sales expectations.

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

We are required beginning in the first quarter of 2006 to expense options granted under our employee stock plans as compensation, and as a result we expect our net income and earnings per share will be reduced, we may have net losses, and may find it necessary to change our business practices to attract and retain employees.

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options will adversely affect our net income and earnings per share and will make profitability harder to achieve or make our net losses worse. In particular, we would not have been profitable in any of the quarters in fiscal 2004 or 2005 or for the entire year in 2004 if we had been required to expense options during those periods. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

A significant portion of our revenue currently comes from two distributors, and any decrease in revenue from these distributors could harm our business.

A significant portion of our revenue comes from two distributors, Tech Data Corp. and Ingram Micro, Inc., which together represented approximately 42 and 43 percent of our worldwide revenue in fiscal years 2005 and 2004. We expect that a significant portion of our revenue will continue to depend on sales to Tech Data Corp. and Ingram Micro, Inc. We do not have long-term commitments from Tech Data Corp. or Ingram Micro, Inc. to carry our products. Either could choose to stop selling some or all of our products at any time, and each of these companies also carries competitive products. If we lose our relationship with Tech Data Corp. or Ingram Micro, Inc., we would experience disruption and delays in marketing our products.

If the market for mobile computers fails to grow, we will not achieve our sales projections.

Substantially all of our products are designed for use with mobile personal computers, including handhelds, notebook computers, tablets and Smartphones. If the mobile personal computer industry does not grow, if its growth slows, or if product or operating system changeovers by mobile computer manufacturers and partners cause delays in the market, as we experienced in 2005, we will not achieve our sales projections.

Our sales will be hurt if the new technologies used in our products do not become widely adopted, or are adopted slower than expected.

Many of our products use new technologies, such as 2D bar code scanning and RFID, which are not yet widely adopted in the market. If these technologies fail to become widespread, or are adopted slower than expected, our sales will suffer.

We could face increased competition in the future, which would adversely affect our financial performance.

The market for handheld computers in which we operate is very competitive. Our future financial performance is contingent on a number of unpredictable factors, including that:

  Some of our competitors have greater financial, marketing, and technical resources than we do;
  We periodically face intense price competition, particularly when our competitors have excess inventories and discount their prices to clear their inventories; and
  Certain original equipment manufacturers of personal computers, mobile phones and handheld computers offer built-in functions, such as Bluetooth wireless technology, Wi-Fi, or bar code scanning, that compete with our products.

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

If demand is lower than forecasted levels, we could have excess production resulting in higher inventories of finished products and components, which could lead to write-downs or write-offs of some or all of the excess inventories. Lower than forecasted demand could also result in excess manufacturing capacity at our third-party manufacturers and in our failure to meet minimum purchase commitments, each of which may lower our operating results.

We rely primarily on distributors, resellers, and original equipment manufacturers to sell our products, and our sales would suffer if any of these third-parties stops selling our products effectively.

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

Our agreements with distributors, resellers, and original equipment manufacturers are generally nonexclusive and may be terminated on short notice by them without cause. Our distributors, resellers, and original equipment manufacturers are not within our control, are not obligated to purchase products from us, and may offer competitive lines of products simultaneously. Sales growth is contingent in part on our ability to enter into additional distribution relationships and expand our sales channels. We cannot predict whether we will be successful in establishing new distribution relationships, expanding our sales channels or maintaining our existing relationships. A failure to enter into new distribution relationships or to expand our sales channels could adversely impact our ability to grow our sales.

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

We depend on alliances and other business relationships with a small number of third-parties, and a disruption in any one of these relationships would hinder our ability to develop and sell our products.

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

We have devoted significant research and development resources to design activities for Windows-powered mobile products and, more recently, to design activities for Palm devices, Smartphones using Windows Mobile and Symbian System 60 and 80 operating systems, and handheld computers from Research-in-Motion. Such design activities have diverted financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft, Palm, Symbian or Research-in-Motion is obligated to continue the collaboration or to support the products produced from the collaboration. Consequently, these organizations may terminate their collaborations with us for a variety of reasons, including our failure to meet agreed-upon standards or for reasons beyond our control, such as changing market conditions, increased competition, discontinued product lines, and product obsolescence.

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

We also generally enter into confidentiality agreements with our employees, distributors, and strategic partners, and generally control access to our documentation and other proprietary information. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use our products, services, or technology without authorization, develop similar technology independently, or design around our patents.

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

Standards for the form and functionality of our products are established by standards committees. These independent committees establish standards, which evolve and change over time, for different categories of our products. We must continue to identify and ensure compliance with evolving industry standards so that our products are interoperable and we remain competitive. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers. Should any major changes, even if anticipated, occur, we would be required to invest significant time and resources to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we would miss opportunities to sell our products for use with new hardware components from mobile computer manufacturers and original equipment manufacturers, thus affecting our business.

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

A number of our officers and senior managers have been employed for ten to fourteen years by us, including our President, Chief Financial Officer, Chief Technical Officer, Vice President of Marketing, and Senior Vice President for Business Development/General Manager Development Services. Our future success will depend upon the continued service of key officers and senior managers. Competition for officers and senior managers is intense, and there can be no assurance that we will be able to retain our existing senior personnel. The loss of one or more of our officers or key senior managers could adversely affect our ability to compete.

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

Export sales (sales to customers outside the United States) accounted for approximately 35 percent of our revenue in the fiscal year 2005 and 37 percent of our revenue in the fiscal year 2004. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

Failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

We have evaluated and will continue to evaluate our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the design and effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting Firm addressing this assessment. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

As of February 21, 2006, we had 30,230,709 shares of Common Stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of February 21, 2006, we had 82,330 shares of Series F Preferred Stock outstanding that are convertible into 823,300 shares of Common Stock at $0.722 per share. These shares convert automatically into common stock on March 21, 2006, if not converted sooner by the holder.

As of February 21, 2006, we had 9,174,219 shares subject to outstanding options under our stock option plans, and 603,004 shares were available for future issuance under the plans. We have registered the shares of Common Stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of February 21, 2006, we had warrants outstanding to purchase a total of 1,717,674 shares of our Common Stock at exercise prices ranging from $0.722 to $2.73. All such warrants may be exercised at any time, and the shares issuable upon exercise may be resold, either without restrictions or subject, in some cases, only to S-3 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144. As of February 21, 2006, warrants were outstanding to purchase 461,023 common shares at $0.722 per share that expire on March 21, 2006 if not exercised by the holder.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2004 through February 21, 2006, our Common Stock price fluctuated between a high of $4.40 and a low of $0.88. The trading price of our Common Stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a 26,000 square foot office facility in Newark, California under a lease expiring in December 2006. This facility houses our headquarters and manufacturing operations. We believe that we will be able to extend our lease in our current facility at lease expiration or locate acceptable alternative space on terms that would not have a material impact on our financial results. We believe that our current facilities are sufficient to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for vote by security holders during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SCKT."

The quarterly high and low sales prices of our Common Stock, as reported on the Nasdaq National Market through February 21, 2006 and for the last two fiscal years are as shown below:

Common Stock
Quarter Ended	High	Low
2004
March 31, 2004	$ 4.40	$ 2.70
June 30, 2004	$ 3.67	$ 2.18
September 30, 2004	$ 3.00	$ 2.23
December 31, 2004	$ 2.54	$ 1.50
2005
March 31, 2005	$ 2.04	$ 1.33
June 30, 2005	$ 1.54	$ 1.00
September 30, 2005	$ 1.47	$ 1.07
December 31, 2005	$ 1.49	$ 0.88
2006
March 31, 2006 (through February 21, 2006)	$ 1.48	$ 1.06

On February 21, 2006, the closing sales price for our Common Stock as reported on the Nasdaq National Market was $1.14. We had 458 stockholders of record as of February 21, 2006, and approximately an additional 8,100 beneficial stockholders. We have not paid dividends on our Common Stock, and we currently intend to retain future earnings for use in our business and do not anticipate paying dividends in the foreseeable future.

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

	Year Ended December 31,
(Amounts in thousands except per share)	2001		2002	2003	2004	2005
Revenue	$12,330		$16,313	$21,611	$26,130	$25,034
Net income (loss)	(6,063)	(1)	(2,972)	(1,250)	338	(167)
Net income (loss) applicable to common stockholders	(6,063)	(1)	(3,083)	(1,952)	338	(215)
Net income (loss) per share applicable to common stockholders	(0.26)		(0.13)	(0.07)	0.01	(0.01)
Weighted average shares outstanding:
Basic	23,436		23,976	26,301	30,061	30,181
Diluted	23,436		23,976	26,301	33,976	30,181
Total assets	18,826		20,067	23,266	24,400	23,635
Capital lease obligations - long term portion	44		13	71	51	8
Preferred stock	--		731	93	84	82
Total stockholders' equity	13,797		11,401	16,498	16,952	16,814
Dividends and preferred stock accretion	--		112	702	50	48

(1) Net loss and net loss applicable to common stockholders in 2001 includes amortization of goodwill of $1.5 million. Amortization of goodwill was discontinued commencing in the first quarter of 2002 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our consolidated financial statements for the year ended December 31, 2005. The application of these policies requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on a combination of historical experience and reasonable judgment applied to other facts. Actual results may differ from these estimates, and such differences may be material to the financial statements. In addition, the use of different assumptions or judgments may result in different estimates. We believe our critical accounting policies that are subject to these estimates are: Revenue Recognition and Accounts Receivable Reserves, Inventory Valuation, Valuation of Goodwill and Other Intangible Assets, and beginning on January 1, 2006, Valuation of Compensatory Stock Option Grants.

Revenue Recognition and Accounts Receivable Reserves

We defer revenue recognition on products sold to distributors until our distributors sell the products to their customers, because our distributors generally have rights to return products to us for stock rotation, stock reduction, or replacement of defective product. The amount of deferred revenue net of related cost of revenue is classified as deferred income on shipments to distributors on our balance sheet. We use inventory reports received from our distributors at the end of each reporting period to determine the extent of inventory at the distributor, and thus, the amount of income to defer. Stock rotation and stock reduction from our distributors generally results in a balance sheet adjustment to our deferred income and does not impact our revenue or cost of revenue.

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

We also earn revenues from services performed in connection with consulting arrangements. For those contracts that include contract milestones or acceptance criteria, we recognize revenues as such milestones are achieved or as such acceptance occurs. In some instances the acceptance criteria in the contract defers acceptance until all services are complete and all other elements have been delivered. In these cases, revenue recognition is deferred until those requirements are met.

We estimate the amount of uncollectible receivables at the end of each reporting period based on the aging of the receivable balance, historical trends, and communications with our customers. If actual bad debts are significantly different from our estimates our operating results will be affected.

Inventory Valuation

Our inventories primarily consist of component parts used to assemble our products after we receive orders from our customers. We purchase or have manufactured the component parts required by our engineering bill of materials. The timing and quantity of our purchases are based on order forecasts, the lead time requirements of our vendors, and on economic order quantities. At the end of each reporting period, we compare our inventory on hand to our forecasted requirements for the next nine-month period, and write off the cost of any inventory that is surplus, less any amounts that we believe we can recover from disposal of goods that we specifically believe will be saleable past a nine-month horizon. Our sales forecasts are based upon historical trends, communications from customers, and marketing data regarding market trends and dynamics, which we discuss in Item 1, Business. Surplus or obsolete inventory can also be created by changes to our engineering bill of materials. Charges for the amounts we record as surplus or obsolete inventory are included in cost of revenue.

Goodwill and Other Intangible Assets

Our acquisition of the CompactFlash Bluetooth card business, including a product line and technology license, from Nokia Corporation in March 2002 and our acquisition of 3rd Rail Engineering in October 2000 added goodwill and intangible assets to our balance sheet. We allocated the purchase price of each based on an analysis of the fair market value of the assets we acquired. Beginning with the first quarter of 2002, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," we ceased amortizing goodwill, and began to periodically evaluate whether the value of the goodwill was impaired, at which time any impaired balances would be written down. We periodically evaluate intangible and other long lived assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. In addition, we also review the market capitalization of the Company in conjunction with our analysis of goodwill impairment. As of December 31, 2005, in our judgment, there is no impairment of goodwill or intangible assets. Future events could cause us to conclude that impairment indicators exist and that goodwill and intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Valuation of Compensatory Stock Option Grants

On January 1, 2006, we adopted Financial Accounting Standard SFAS 123R, "Share-Based Payment." SFAS 123R requires the valuation of compensatory stock option grants and the expensing of the fair market value of these grants over the vesting period of the grants. Previously, we accounted for stock option grants to our employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) using a Black-Scholes formula, and reported in accordance with the disclosure-only alternative described in SFAS 123, "Accounting for Stock-Based Compensation." Under SFAS 123R, we used a binomial lattice valuation model to estimate fair market value of stock options unvested and outstanding on January 1, 2006, and will use this valuation model for future stock option grants made after this date. The binomial lattice model incorporates estimates for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these estimates will affect the calculation of the fair market value of our stock option grants. We will apply the prospective recognition method and implement the provisions of SFAS 123R beginning in the first quarter of 2006.

Overview of our Business

We develop and distribute a broad range of data collection and network connectivity products for use with handheld and computing devices running Windows Mobile operating system software such as Pocket PCs and industrial ruggedized handheld computers, Smartphones (including the Palm Treo and phones running the Symbian 60 and 80 operating systems) and tablet PCs. The guiding principles that we follow in developing products for the mobile computing market are standard form factors, low battery power consumption, and ease of use, and we emphasize interoperability and quality. We sell both Socket-branded and OEM products. We distribute our Socket-branded products through worldwide general distribution channels. Our OEM products are sold directly. 65 percent of our products were sold in the United States and 35 percent sold in Europe and Asia during 2005.

Our focus is on developing products for the enterprise market that drive operational efficiency and increase mobile workforce productivity. Our products are usually part of an enterprise solution incorporating a handheld device and applications software, and thus our sales are dependent upon customers completing their selections of handheld devices, choosing or developing their applications and testing the solutions. In the second half of 2004 and in 2005, our sales were delayed by transitions to new models of Pocket PCs and by upgrades to new versions of the Windows Mobile operating system used on Pocket PCs which had the effect of reducing the availability of Pocket PCs or related applications during portions of these periods. We had two loss quarters during 2005; these were the quarters in which availability of Pocket PCs and related applications was most highly impacted by these transitions. The largest decrease in our revenue for a particular product was from plug-in bar code scanners, which require handheld devices like the Pocket PC for their deployment. These types of transitions will affect our business from time to time although we do not expect major model or operating system changes for the Pocket PC to reoccur during 2006.

We work closely with handheld computing device manufacturers to insure interoperability between our products and their handheld devices and we have developed three software developer kits to aid and encourage applications software developers to integrate our products into their applications. Our software developer kits cover data collection, Bluetooth and wireless local area networks (referred to as Wi-Fi or wireless LAN). We further support applications development through our SVI Program. Strategic Vertical Integrators are Value Added Resellers or third-party software application developers who integrate our products into their software solutions. There are more than 70 SVI's participating in this program addressing vertical markets such as field and sales force automation, retail merchandising, asset management, and health care.

We classify our products into four product families: data collection, connectivity, OEM and serial.

Our data collection product family, which accounted for 39 percent of our revenue in 2005, includes plug-in bar code scanners, cordless bar code scanners and plug-in Radio Frequency IDentification (RFID) reader-writers. Our cordless bar code scanners connect to handheld computing devices with Bluetooth technology and include hand scanners and a recently introduced ring scanner.

The ring scanner is worn on the index finger for hands-free operation. All of our data collection products work with and are interchangeable with our SocketScan software that enables scanned data to be transferred to handheld computing devices. Our products incorporate laser and imager technology using bar code scanning engines primarily from Symbol Technologies and Hand Held Products. Most of the vertical applications being developed by our SVI's are for mobile data collection solutions using bar code scanning or RFID.

Our connectivity product family, which accounted for 34 percent of our revenue in 2005, consists of plug-in and cordless products that enable mobile computing devices to connect to a variety of networks. The principle products in this family provide connections to wireless local area networks, to wide area networks by connecting to Bluetooth-enabled mobile phones, and to phone lines. We differentiate our products through features in our Bluetooth and Wireless LAN software. During 2005, we introduced stand-alone management software for Wireless LAN to assist users in getting and staying connected.

Our OEM product family, which accounted for 14 percent of our revenue in 2005, consists primarily of Bluetooth modules using our Bluetooth software that are designed to be embedded in third-party products. The largest market segment using these modules is the manufacturers of industrialized ruggedized handheld computers. Revenue in this segment was flat in 2005, because growth in sales of Bluetooth modules of approximately 30 percent was offset by declines in sales of our ASIC chips. We have sold the ASIC chips that we use in our own products to manufacturers of wide area network cards for several years, but sales have phased out as the higher data transfer speeds of today's phone networks require chips with higher throughput speeds. We have announced our intention to add wireless LAN modules to our family of OEM products during 2006.

Our serial product family, which accounted for 13 percent of our revenue in 2005, is a legacy business that we introduced in 1993 and is primarily focused on connecting notebook computers to networks and to other systems. We extended our serial product family life several years ago by adding a Bluetooth-enabled serial product. We expect serial product family revenue to continue to decline as a percentage of our revenue, as the use of alternative connection technologies such as USB increase.

We have a leveraged business model in both manufacturing and distribution that is designed to allow the benefits of revenue growth to benefit our operating results. Most of our major product components are manufactured to our specifications by third-party contract manufacturers, and we handle final product assembly, testing and distribution. This arrangement allows us to expand volume production without a corresponding need to invest in additional manufacturing equipment or manufacturing personnel, and increases in the volumes of products we have our suppliers manufacture tends to reduce the unit costs they charge us, as the costs of production startup are spread over more units. We distributed 86 percent of our products (all but our OEM products) during 2005 through worldwide general distribution channels. We have in place the infrastructure to manage our distribution channels and are capable of increasing the volume of business in these channels with our current resources.

We price our products towards the customer who is looking for a dependable, robust product, not necessarily the cheapest, and we typically achieve 50 percent gross margins. We believe that our products that face the most competition are our connectivity products, which tend to have lower product margins than our data collection, OEM and serial products. As a result, our margins are affected by product sales mix. We will also provide customer discounts for volume orders; thus order size can affect our margins. Inventory charges such as reserves for excess and obsolete inventory are also charged to cost of sales and can impact our margins.

Our largest operating cost, more than 50 percent of our operating costs in 2005, was the cost of our personnel. We increased personnel in 2005 primarily in support of our SVI's and developer support programs. Most of our senior employees have a variable portion of their compensation based on achieving financial and operating goals and objectives. In 2005, our revenue was below our financial goals, which reduced the total variable personnel compensation we paid, and total personnel costs, including the costs of personnel in operations that are charged to cost of sales, grew by only approximately 4.5 percent over 2004. Advertising, promotional and sales and marketing travel expense was approximately 13 percent of our operating costs in 2005, and we increased these expenses over 2004 as we introduced and promoted new products. These increases were offset by a decrease in general and administrative legal expense due to the settlement of a patent infringement lawsuit in the third quarter of 2004 and by reduced occupancy costs, including a reduction in our rent. In addition, amortization of intangibles was lower in 2005, as we completed amortizing intangibles purchased several years ago. As a result, our total operating expenses in 2005 were approximately $200,000, or 2 percent, lower in 2005 than in 2004.

Our balance sheet at December 31, 2005 included $6.8 million in cash, a current ratio (current assets divided by current liabilities) of 1.8 to 1.0, and no long term debt. We generated $2.2 million in cash from operations in 2005, of which $1.7 million related to working capital changes, including reductions in inventories and receivables. We were able to reduce our inventories at December 31, 2005 by over $700,000 from the preceding year-end, reflecting lower inventory stockage requirements due to lower sales levels during the fourth quarter. The slow down of enterprise deployments also reduced end-of-quarter sales and related receivables that are typical for enterprise deployments, and our receivables at December 31, 2005 were over $1 million lower than at December 31, 2004.

We have an experienced management team with five of our eight officers having served the Company for more than 11 years, and the remaining officers having served at least 3 years. We comply with the standards for good corporate governance and received an unqualified opinion on our internal controls for 2005 and 2004 contained elsewhere within this 10-K.

The challenges we face in 2006 are typical for technology companies. We are responding to competitive products and new and improved technologies by continuing to improve our products and by introducing new products in response to the needs of our SVI partners, the demands of the markets that we serve, and the opportunities presented by developing technologies. With the growing worldwide mobile workforce, advancements in mobile technologies and the development of vertical applications software by us and our SVI's partners, our objective is to enable continued improvements and expansion in enterprise mobile workforce productivity.

Revenue

We design, manufacture and sell data collection and connectivity products for use with mobile electronic devices, including handheld computers, tablet computers, notebook computers, and Smartphones. We also design, manufacture and sell serial products that connect mobile electronic devices to peripheral and other electronic devices, and sell embedded products that are designed to be embedded within third-party mobile electronic devices. Total revenue in 2005 was $25.0 million, a decrease of 4 percent over 2004 revenue of $26.1 million. Revenue in 2004 increased 21 percent over 2003 revenue of $21.6 million.

Our products may be classified into four broad product families:

  Our data collection products consist of: 1) bar code scanning products that plug into or connect wirelessly to handheld computers, tablet computers, notebook computers and Smartphones and turn these devices into portable bar code scanners that can be used in various retail and industrial workplaces; 2) Radio Frequency Identification (RFID) plug-in products that read RFID tags; 3) a combination plug-in bar code scanner and RFID reader; and 4) a plug-in magnetic stripe reader. We have developed extensive bar code scanning software called SocketScan that supports all of our data collection products, and have software developer kits that assist developers in integrating our SocketScan software into their applications. Our bar code scanning products include CompactFlash and SDIO plug-in bar code scanners for linear and two-dimensional bar code scanning, a laser bar code scanning gun connected over a cabled plug-in connection, a stand alone hand bar code scanner that connects using the Bluetooth standard for short-range wireless connectivity and a ring scanner worn on the index finger. Data collection products represented approximately 39 percent, 40 percent, and 31 percent of our revenue for the years ended December 31, 2005, 2004, and 2003, respectively.

  Our connectivity products are connection devices that can be plugged into standard expansion slots in handheld computers, tablet computers, notebook computers and Smartphones or connect to these devices over wireless and wired connections. These products allow users to connect their devices to the Internet via mobile or wired phone services, or to private networks, or to communicate with other electronic devices such as desktop computers, other handheld, tablet and notebook computers, Smartphones and printers. Wireless connection products include plug-in cards using the Bluetooth standard for short-range wireless connectivity, and plug-in cards for connecting to local wireless networks using the Wireless LAN 802.11b/g (or Wi-Fi) standards along with extensive communications software enabling the use of these products. Cable connection products include modems for telephone connections and Ethernet cards for local area network connections. Our Bluetooth technology products are of two types, those that add Bluetooth technology to mobile devices, and those that work with devices that are Bluetooth-enabled. Those that add Bluetooth technology include our CompactFlash and SDIO Bluetooth plug-in cards, our Bluetooth embedded modules, and our Bluetooth USB adapter for Windows notebooks and desktops. Bluetooth and wireless LAN connection functions are built into many mobile devices which may reduce the demand for these categories of plug-in products. Our Cordless modem connectivity product utilizes Bluetooth wireless technology as a connection mechanism to work with other Bluetooth-enabled products. Connectivity products represented approximately 34 percent, 32 percent, and 40 percent of our revenue for the years ended December 31, 2005, 2004, 2003, respectively.

  Our OEM embedded products and services consist of Bluetooth modules, Wireless LAN modules, interface chips, and engineering design services to install these products. Our Bluetooth and Wireless LAN modules allow manufacturers of handheld computers and other devices to build wireless connection functions into their products using the Bluetooth and Wireless LAN standards for wireless connectivity. Our interface chips allow manufacturers of wide area network cards and other devices to transfer information to and from handheld or notebook computers. Embedded products and services represented approximately 14 percent, 14 percent, and 12 percent of our revenue for the years ended December 31, 2005, 2004, 2003, respectively.

  Our serial products add connection ports to a notebook, tablet or handheld computer that allow users to connect these portable computers to standard peripherals or to other electronic devices with serial connections over cables or using Bluetooth wireless technology for short-range wireless connectivity. Serial products represented approximately 13 percent, 14 percent, and 17 percent of our revenue for the years ended December 31, 2005, 2004, 2003, respectively.

Our data collection product revenues in 2005 were $9.6 million compared to revenue of $10.4 million in 2004 and $6.7 million in 2003. Revenue declines in 2005 of $1.0 million were from our primary scanning product, the CompactFlash In-Hand Scan card, declines of $0.7 million from our bar code laser scanner system, and declines of $0.5 million in sales of our SDIO In-Hand Scan card. Partially offsetting these declines was growth of $1.4 million from our Cordless Hand Scanner and slight increases in sales of our In-Hand Scan Imager. Our data collection revenues in 2005 were affected by the transitions to new models by the major PDA manufacturers begun in the latter half of 2004, which were not fully resolved until late in the second quarter of 2005. In addition, the introduction of an operating system upgrade, Windows Mobile 5.0, announced in September 2005 by the major PDA manufacturers, slowed sales in the fourth quarter, and may continue to slow customer deployment of our data collection products through the first quarter of 2006, or longer, until tested with the new operating system. Revenue growth in 2004 of $1.1 million was due to our primary scanning product, the In-Hand Scan card, growth of $2.9 million from our SDIO In-Hand Scan card which began shipping to customers in the fourth quarter of 2003, and growth of $0.5 million from our Cordless Hand Scanner which began shipping in the second quarter of 2004. Partially offsetting this growth were declines of $0.6 million from our bar code laser scanner system and slight declines in sales of our In-Hand Scan Imager. Our scanning products are sold both through general distribution and through value added resellers who contract with customers to provide scanning solutions. Our products are becoming more widely adopted by the value added reseller community for lightweight portable scanning.

Our connectivity product revenues in 2005 were $8.7 million compared to $8.3 million in 2004 and $8.7 million in 2003. Revenue increases in 2005 of $0.4 million in our Modem plug-in products, increases of $0.4 million in our Ethernet plug-in products, and increases of $0.2 million in our accessory products, including the Mobile Power Pack, were partially offset by declines of $0.3 million in sales of our Wireless LAN plug-in cards, declines of $0.2 million in sales of our Bluetooth plug-in products, and slight declines in sales or our Cordless GPS receiver with navigation kit. Our connectivity revenues in 2005 were negatively affected though the first half of 2005 by the transitions to new models by the major PDA manufacturers begun in the latter half of 2004, which were not fully resolved until late in the second quarter of 2005. In addition, the introduction of an operating system upgrade, Windows Mobile 5.0, announced in September 2005 by the major PDA manufacturers slowed sales in the fourth quarter, and may continue to slow customer deployment of our connectivity products until tested with the new operating system. Revenue declines in 2004 of $1.0 million resulted from reductions in Cordless GPS product sales including delays in the third quarter in shipping our new Cordless GPS receiver with navigation kit, and additional declines of $0.4 million were from our Ethernet plug-in cards and Digital Phone cards. Partially offsetting these declines were growth of $0.5 million from our Secure Digital IO (SDIO) Wireless LAN card which began shipping in the third quarter of 2003, and growth of $0.5 million from our modem cards and our SDIO Bluetooth plug-in card which began shipping in only modest quantities in 2003. Network connection product revenues in the second half of 2004 were affected by model changeovers of Pocket PCs resulting in order delays while new models became available.

Our OEM embedded products and services revenues in 2005 were $3.4 million compared to $3.7 million in 2004 and $2.6 million in 2003. Revenue declines in 2005 of $0.8 million in our proprietary ASIC chip due to customers choosing higher speed alternative ASIC solutions, and declines of $0.1 million in engineering service revenues, were partially offset by increases of $0.6 million in sales of our Bluetooth modules due to higher order levels by customers delivering new products. Sales of our embedded Bluetooth cards were flat in 2005 compared to 2004. Revenue growth in 2004 of $1.4 million was primarily from our embedded Bluetooth modules combined with modest growth in revenues from our embedded Bluetooth plug-in cards, as more manufacturers adopted our embedded solutions for use in ruggedized industrial PDA's, printers and other mobile devices. Partially offsetting this growth were declines of $0.3 million in revenues from sales of our proprietary ASIC chip.

Our serial product revenues in 2005 were $3.3 million compared to $3.7 million in 2004 and $3.6 million in 2003. Revenue declines of $0.5 million in sales of our standard serial PC Card products were partially offset by increased sales of our cordless Bluetooth serial adapter. Standard peripheral connection cards are primarily sold to connect peripheral devices or other electronic equipment to notebook computers. Our CompactFlash Card product sales in 2005 were relatively flat compared to 2004. The revenue increase in 2004 was due primarily to sales of our cordless Bluetooth serial adapter which began shipping in the third quarter of 2003, partially offset by declines in sales volumes for both our standard serial PC Card products and custom serial card sales.

Gross Margins

Gross margins for 2005 were 50% of revenues compared to gross margins of 51% in 2004, and 50% in 2003. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Margin reductions in 2005 from volume sales of our data collection products, and overall margin reductions across our remaining product lines from a change in product sales mix, were partially offset by margin improvements from cost reductions on specific products in each of our product lines. Cost reductions in 2004 on several of our products, including our Bluetooth modules and Bluetooth cards, our modems, and additional cost reductions on our third generation lower cost proprietary ASIC chip which we introduced in the third quarter of 2003 resulted in improved margins for 2004 compared to 2003. Our average target gross margin is 50%, and we expect the gross margin to fluctuate within a narrow range.

Research and Development Expense

Research and development expense in 2005 was $3.5 million, a decrease of 4% from research and development expense in 2004 of $3.7 million. Research and development expense in 2004 increased by 6% from research and development expense in 2003 of $3.4 million. Reductions in 2005 were primarily attributable to reduced consulting and professional fees and outside services related to the timing of development projects. Increases in 2004 of $0.4 million, primarily in payroll, outside services, and legal expense associated with the development of potential patents, were partially offset by lower consulting and professional fees and reduced engineering supplies expense from the completion of development of a third generation proprietary ASIC chip at the end of the first quarter of 2003.

Sales and Marketing Expense

Sales and marketing expense in 2005 was $6.6 million, an increase of 11% compared to sales and marketing expense in 2004 of $5.9 million. Sales and marketing expense in 2004 increased by 14% compared to sales and marketing expense in 2003 of $5.2 million. Increases of $0.4 million were from increased personnel costs related to staffing key sales and marketing positions, and increases of $0.3 million were from higher levels of advertising and promotion, and travel related expenses. Increases in 2004 of $0.8 million in total were due to increased staffing of sales and marketing personnel beginning in the second half of 2003, increases in advertising and promotional activities, travel, and outside sales and marketing services. Partially offsetting these increases were reductions in occupancy and equipment costs.

General and Administrative Expense

General and administrative expense in 2005 was $2.5 million, a decrease of 17% compared to general and administrative expense in 2004 of $3.1 million. General and administrative expense in 2004 increased by 7% compared to general and administrative expense in 2003 of $2.9 million. Decreases of $0.6 million in 2005 were due to reduced legal and professional fees related to the patent infringement complaint by Khyber Technologies Corporation, which was settled in the beginning of the third quarter of 2004. Additional decreases of $0.2 million from reduced facility costs and business insurance costs were offset by increases in professional fees related primarily to Sarbanes-Oxley compliance requirements completed in the first quarter of 2005. The increase in 2004 was due primarily to increased legal and professional fees related to our response to the patent infringement complaint filed by Khyber Technologies Corporation in June 2003. In July 2004, we purchased the related patent from Khyber Technologies, and they agreed to discontinue litigation. Partially offsetting these fees were reductions in legal and professional fees related to general corporate matters from a lower level of activity in 2004 compared to 2003.

Amortization of Intangibles

On July 15, 2004, the Company acquired U.S. Patent 5,902,991 entitled Card Shaped Computer Peripheral Device from Khyber Technologies, Inc. The patent covers the design and functioning of plug-in bar code scanners, bar code imagers and RFID products. The patent was purchased for $600,000 and has been capitalized as an intangible asset. The patent is being amortized on a straight line basis over a ten year period. During the first quarter of 2002, the Company acquired intangible assets in conjunction with the acquisition of Nokia's CompactFlash Bluetooth Card business and related product line technology. These intangible assets were valued at $980,000, and consisted of purchased technology and a licensing agreement. Estimated useful lives of the acquired assets at the time of acquisition ranged from one to three years. At March 31, 2005 all components of the acquired Nokia intangibles were fully amortized. Intangible assets of $723,750 from a prior acquisition in 2000 consist of developed software and technology with estimated lives at the time of acquisition ranging from 2.5 to 8.5 years. At December 31, 2004, a licensing agreement with a book value of $38,000 was reclassified as an intangible asset and is being amortized over its remaining life of three years. Total amortization charges for 2005 were $0.2 million compared to $0.4 million in 2004 and 2003. The lower amortization charges in 2005 are due to components of intangible property becoming fully amortized.

Interest Income and Other, and Interest Expense

Interest income reflects interest earned on cash balances. Interest income was $92,000 in 2005, $37,000 in 2004, and $23,000 in 2003. Increased interest income in 2005 reflects higher average levels of cash on hand combined with higher rates of return compared to 2004. Higher levels of cash on hand in 2005 were primarily from changes in working capital balances resulting in a source of cash. Increased interest income in 2004 reflects higher average levels of cash on hand compared to 2003. Higher levels of cash on hand in 2004 were primarily from our offering of common stock in August 2003. Other income of $12,000 in 2003 was the result of net currency gains on foreign currency contracts partially offset by a loss on the Euro note payable to Nokia.

Interest expense in 2005 of $5,000 is related to interest on equipment lease financing obligations. Lower interest expense in 2005 reflects the repayment of the note payable to Nokia in April 2004. Interest expense in 2004 of $8,000 is related to interest on equipment lease financing obligations including those assumed from 3rd Rail and interest on the outstanding note payable balance due to Nokia for acquisition of their Bluetooth CompactFlash Card business and related product line technology in March 2002. Lower interest expense in 2004 reflects lower note payable balances in 2004 compared 2003. The final payment on the note payable to Nokia was made in April 2004.

Income Taxes

There were no provisions for income taxes for the years ended December 31, 2005, 2004, and 2003. We were not profitable in 2005, profitable in 2004, and not profitable in 2003 and all prior periods. We have not generated taxable income in any periods in any jurisdiction, foreign or domestic. The Company has maintained a full valuation allowance for all deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized.

Preferred Stock Dividend and Accretion of Preferred Stock

Preferred stock dividends of $48,000 in 2005 and $50,000 in 2004 reflect dividends accrued at the rate of 8% per annum on Series F Preferred Stock issued in March 2003. Preferred stock dividends of $136,000 in 2003 reflect dividends accrued on Series F Preferred Stock and dividends accrued at the rate of 12% per annum on Series E redeemable convertible preferred stock issued in October 2002. Dividends for Series F were paid in cash subsequent to the end of each of the quarters in 2005 and 2004. In 2003, dividends for Series F for the first, third, and fourth quarters were paid in cash, and for the second quarter were paid in Common Stock. Dividends for Series E were paid in cash for each of the three quarters in 2003 until the Series E was fully converted. Preferred stock accretion was $565,300 in 2003 arising from the accounting for the redemption of the Series E issuance, and a one time accretion charge in the first quarter of 2003 of $296,500 reflecting the discount from market after giving effect to an allocation to the investor warrants of $296,500 of the proceeds of the Series F issuance.

Series F Preferred Stock shares convert automatically into common stock on March 21, 2006 if not converted sooner by the holder.

Quarterly Results of Operations

The following table sets forth summary quarterly statements of operations data for each of the quarters in 2004 and 2005. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in our opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
(amounts in thousands, except per share amounts)	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2004	2004	2004	2004	2005	2005	2005	2005
Summary Quarterly Data:
Revenue	$ 6,743	$ 6,731	$ 6,203	$ 6,451	$ 5,982	$ 6,580	$ 6,548	$ 5,924
Cost of revenue	3,312	3,316	2,962	3,177	2,934	3,268	3,266	2,977
Gross profit	3,431	3,415	3,241	3,274	3,048	3,312	3,282	2,947
Operating expenses:
Research and development	924	910	906	918	889	898	848	876
Sales and marketing	1,519	1,469	1,423	1,517	1,635	1,558	1,654	1,743
General and administrative	847	896	711	614	833	579	563	564
Amortization of intangibles	92	92	107	106	95	36	36	36
Total operating expenses	3,382	3,367	3,147	3,155	3,452	3,071	3,101	3,219
Interest income (expense), net	4	8	7	9	12	17	26	32
Net income (loss)	53	56	101	128	(392)	258	207	(240)
Preferred stock dividends	(13)	(13)	(12)	(12)	(12)	(12)	(12)	(12)
Net income (loss) applicable to common stockholders	$ 40	$ 43	$ 89	$ 116	$ (404)	$ 246	$ 195	$ (252)
Basic and diluted net income (loss) per share applicable to common stockholders	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ (0.01)	$ 0.01	$ 0.01	$ (0.01)

We have experienced significant quarterly fluctuations in operating results, and we anticipate such fluctuations to continue in the future. We generally ship orders as received and therefore quarterly revenue and operating results depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, we have recognized a substantial portion of our revenue in the last month of the quarter. Operating results may also fluctuate due to factors such as the demand for our products, the size and timing of customer orders, the introduction of new products and product enhancements by ourselves or our competitors, product mix, timing of software enhancements, changes in the level of operating expenses, and competitive conditions in the industry. Because our staffing and other operating expenses are based on anticipated revenue, a substantial portion of which is not typically generated until the end of each quarter, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter.

Liquidity and Capital Resources

We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was our first profitable year in our history. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $51 million in equity capital. Prior to the first quarter of 2004, we incurred significant quarterly and annual operating losses in every fiscal period. We may continue to be unprofitable in the future.

Cash provided by operating activities was $2.2 million in 2005 compared to cash used in operating activities of $0.6 million in 2004 and $0.7 million in 2003. Changes in working capital balances resulted in a source of cash in 2005, partially offset by financing our net losses of $0.2 million. The use of cash in 2004 and 2003 resulted from changes in working capital balances partially offset by income in 2004, and from financing our net losses of $1.2 million in 2003. Adjustments for non-cash items, including depreciation, amortization of intangibles, gains and losses on foreign currency forward exchange contracts, foreign currency translation losses, and changes in deferred rent, totaled $0.7 million in 2005, and $0.9 million in each of 2004 and 2003. Changes in working capital balances resulted in a source of cash of $1.7 million in 2005, and a use of cash of $1.9 million in 2004 and $0.4 million in 2003. Changes in working capital balances in 2005 were primarily from decreases in receivables due to early collections from key distributors, and reductions in levels of inventory, partially offset by increases in prepaid assets and decreases in payables. Changes in working capital balances during 2004 reflect increases in inventory stock and accounts receivable to meet higher overall levels of shipping and billing compared to 2003, and reductions in accounts payable partially offset by increases in deferred revenue from growth in our international distribution channel. Changes in working capital balances during 2003 reflect increased accounts receivable balances from higher levels of shipments in the fourth quarter of 2003 and lower accounts payable balances due to reductions in deferred payments, partially offset by reductions in inventory stock as we transitioned to our third generation proprietary ASIC chip and phased out existing stock, increases in deferred revenue due to higher levels of shipments in the later half of December of 2003, and reductions in prepaid expenses.

Cash used in investing activities was $0.6 million in 2005, $1.0 million in 2004, and $0.3 million in 2003. Investing activities in 2005 reflect the costs of new computer hardware and software, and tooling costs. Investing activities in 2004 primarily reflect the purchase costs of the Khyber patent of $0.6 million in July 2004. Additional investing activities in 2004, and the investing activities in 2003, reflect the costs of new computer hardware and software, and tooling costs.

Cash used in financing activities was $0.6 million in 2005 compared to cash provided by financing activities of $1.0 million in 2004 and $4.3 million in 2003. Financing activities in 2005 consist primarily of $0.6 million used to decrease the amounts drawn on our bank line of credit at the end of 2005 compared to the end of 2004. Payments of cash dividends and payments on capital leases totaling $0.1 million were offset by proceeds from the exercise of stock options. At the end of 2005 we drew $2.3 million in cash against our bank credit line which we repaid in January 2006. Financing activities in 2004 consist of $1.4 million from the net increase in the amounts drawn on our bank lines of credit and proceeds of $0.1 million from the exercise of stock options and warrants, partially offset by payments of $0.5 million on the note payable to Nokia. In April 2004 the Company made the final payment on the note payable to Nokia. At the end of 2004 we drew $2.9 million in cash against our bank credit line which we repaid in January 2005. During 2003 we completed two private placement financings, our Series F convertible preferred stock, which provided $1.5 million net of issuance costs, and a Common Stock financing, which provided $3.7 million net of issuance costs. Additional cash was provided by financing activities in 2003 from the exercise of $0.7 million in stock options and warrants, and from gains on the sale of foreign exchange contracts of $0.3 million entered into in conjunction with the Euro note payable to Nokia. During 2003 we made payments of $1.3 million on the note payable to Nokia, $0.3 million in net payments against our bank revolving credit line, $0.2 million in redemption payments of our Series E redeemable convertible preferred stock, and $0.1 million in combined dividend payments on our Series E and Series F preferred stock. At the end of 2003 we drew $1.6 million in cash against our bank credit line which we repaid in January 2004. Net cash from using our bank line of credit was $0.4 million used in 2003.

Our cash balances at December 31, 2005 were $6.8 million, including cash of $2.3 million drawn against our bank line of credit. In March 2006, we extended our bank line of credit agreement which will now expire on March 3, 2008. We have warrants outstanding from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. We believe our existing cash, plus our ability to reduce costs, and our bank line will be sufficient to meet our funding requirements at least through December 31, 2006. If we can return to profitability and revenue growth, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increasing expenses including more employees to support our growth and increases in the cost of salaries, benefits, and related support costs for employees. If we cannot return to profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. Should the need arise, we cannot assure you that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Although we do not anticipate the need to raise additional capital at this time to fund our operations, we may raise additional capital if market conditions are appropriate.

Our contractual obligations at December 31, 2005 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Capital leases	$ 18,000	$ 9,600	$ 8,400	$ --	$ --
Operating leases	379,000	379,000	--	--	--
Unconditional purchase obligations with contract manufacturers	938,000	938,000	--	--	--
Total contractual cash obligations	$ 1,335,000	$ 1,326,600	$ 8,400	$ --	$ --

Off-Balance Sheet Arrangements

As of December 31, 2005, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based awards to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based awards, the amortization method for compensation cost, and the transition method to be used at date of adoption. The transition methods include modified-prospective and modified-retrospective adoption alternatives. Under the modified-retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified-retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

On January 1, 2006, we adopted SFAS 123R. Under SFAS 123R, we will use a binomial lattice valuation model to estimate the fair value of stock options granted on or after this date. The binomial lattice model incorporates estimates for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these estimates will affect the calculation of the fair market value of our stock option grants. We will apply the prospective recognition method and implement the provisions of SFAS 123R beginning in the first quarter of 2006. The adoption of SFAS 123R is estimated to result in a compensation charge for fiscal year 2006 of approximately $1.2 million based on the stock options outstanding at December 31, 2005.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended December 31, 2005, a decline of 1% in interest rates would reduce our quarterly interest income by approximately $11,300.

Our bank credit line facilities of up to $4.0 million have variable interest rates based upon the lender's index rate plus 0.5% for both the domestic line (up to $2.5 million) and the international line (up to $1.5 million). Accordingly, interest rate increases would increase our interest expense on outstanding credit line balances. We utilized our credit line facility only at the end of each quarter in 2005 and 2004, and therefore did not subject ourselves to interest rate exposure. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $10,000 for each $1 million of borrowings, if outstanding for the entire year, against our bank credit facility or a maximum of $40,000 if we utilized our entire credit line.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros, we pay the expenses of our European subsidiary in Euros, and we expect to enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. To date these balances have been small, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and subsidiary expenses at the beginning, during and at the end of the quarter ended December 31, 2005, an adverse change of 10% in exchange rates would result in a decrease in our net income for the fourth quarter of approximately $55,200, if left unprotected. For the fourth quarter of 2005 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net gain of $ 5,500. We hedge a portion of our European receivable balances denominated in Euros to reduce the foreign currency risk associated with these assets. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take additional actions to mitigate these risks.

Item 8. Financial Statements and Supplementary Data

The supplementary information required by this item is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

REPORT OF MOSS ADAMS LLP
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Socket Communications, Inc.

We have audited the accompanying consolidated balance sheets of Socket Communications, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. We also have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Socket Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Socket Communications, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Socket Communications, Inc. as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that Socket Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Furthermore, in our opinion, Socket Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

/s/ Moss Adams LLP

San Francisco, California
March 6, 2006

REPORT OF ERNST & YOUNG LLP
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Socket Communications, Inc.

We have audited the accompanying consolidated statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Socket Communications, Inc. for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Jose, California
February 11, 2004

SOCKET COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS
	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$ 6,833,193	$ 5,931,752
Accounts receivable, net of allowance for doubtful accounts of $118,651 at December 31, 2005 and $127,300 at December 31, 2004	2,952,429	4,009,631
Inventories	2,195,394	2,941,211
Prepaid expenses and other current assets	315,287	159,747
Total current assets	12,296,303	13,042,341

Property and equipment:
Machinery and office equipment	1,821,367	1,865,400
Computer equipment	913,389	761,933
	2,734,756	2,627,333
Accumulated depreciation	(2,106,914)	(2,148,335)
Property and equipment, net	627,842	478,998

Intangible technology, net	748,937	951,979
Goodwill	9,797,946	9,797,946
Other assets	163,754	128,633
Total assets	$ 23,634,782	$ 24,399,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 2,557,105	$ 2,630,833
Accrued expenses	59,316	37,816
Accrued payroll and related expenses	729,768	680,501
Bank line of credit	2,308,771	2,949,272
Deferred income on shipments to distributors	1,114,450	1,056,177
Current portion of deferred rent and capital leases	42,639	42,193
Total current liabilities	6,812,049	7,396,792

Long term portion of deferred rent and capital leases	8,372	51,011
Commitments and contingencies
Stockholders' equity:
Series F Convertible Preferred Stock, $0.001 par value: Authorized shares - 276,269, Issued and outstanding shares - 82,330 at December 31, 2005 and 83,823 at December 31, 2004	82	84
Common stock, $0.001 par value: Authorized shares - 100,000,000 Issued and outstanding shares - 30,223,709 at December 31, 2005 and 30,141,444 at December 31, 2004	30,224	30,141
Additional paid-in capital	50,673,487	50,596,136
Accumulated deficit	(33,889,432)	(33,674,267)
Total stockholders' equity	16,814,361	16,952,094
Total liabilities and stockholders' equity	$ 23,634,782	$ 24,399,897

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
Revenues	$ 25,034,108	$ 26,130,217	$ 21,610,702
Cost of revenue	12,445,082	12,768,383	10,907,333
Gross profit	12,589,026	13,361,834	10,703,369
Operating expenses:
Research and development	3,510,359	3,658,124	3,448,537
Sales and marketing	6,590,227	5,928,831	5,189,487
General and administrative	2,538,981	3,068,309	2,866,321
Amortization of intangible technology	203,042	397,148	410,291
Total operating expenses	12,842,609	13,052,412	11,914,636
Operating income (loss)	(253,583)	309,422	(1,211,267)
Interest income and other	91,862	36,706	34,662
Interest expense	(4,954)	(8,245)	(73,338)
Net income (loss)	(166,675)	337,883	(1,249,943)
Preferred stock dividends	(48,490)	(50,105)	(136,363)
Preferred stock accretion	--	--	(565,307)
Net income (loss) applicable to common stockholders	$ (215,165)	$ 287,778	$ (1,951,613)
Net income (loss) per share applicable to common stockholders
Basic	$ (0.01)	$ 0.01	$ (0.07)
Diluted	$ (0.01)	$ 0.01	$ (0.07)
Weighted average shares outstanding:
Basic	30,181,266	30,060,947	26,300,945
Diluted	30,181,266	33,975,525	26,300,945

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
	Series E Redeemable Convertible Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2002	100,000	$731,187	--	$ --	24,113,998	$ 24,114	$ 43,386,956	$ (32,010,432)	$ 11,400,638
Exercise of warrants	--	--	--	--	901,886	902	485,360	--	486,262
Exercise of stock options	--	--	--	--	248,505	248	244,277	--	244,525
Issuance of common stock	--	--	--	--	1,783,205	1,783	2,189,745	--	2,191,528
Issuance of common stock warrants	--	--	--	--	--	--	1,482,974	--	1,482,974
Issuance of Series F convertible preferred stock including stock accretion	--	--	276,269	276	--	--	1,140,995	(296,494)	844,777
Issuance of common stock warrants in conjunction with Series F financing	--	--	--	--	--	--	662,827	--	662,827
Series E stock accretion to redemption value	--	268,813	--	--	--	--	--	(268,813)	(268,813)
Conversion of Series E redeemable convertible preferred stock to common stock	(80,000)	(800,000)	--	--	919,540	920	799,080	--	800,000
Redemption of Series E redeemable convertible preferred stock for cash	(20,000)	(200,000)	--	--	--	--	--	--	--
Conversion of Series F convertible preferred stock to common stock	--	--	(183,363)	(183)	1,833,630	1,834	(1,651)	--	--
Dividends paid/payable in cash on Series E redeemable convertible preferred stock and Series F convertible preferred stock	--	--	--	--	--	--	--	(96,440)	(96,440)
Dividends paid in common stock on Series F convertible preferred stock	--	--	--	--	26,265	26	39,897	(39,923)	--
Net loss and comprehensive net loss	--	--	--	--	--	--	--	(1,249,943)	(1,249,943)
Balance at December 31, 2003	--	--	92,906	93	29,827,029	29,827	50,430,460	(33,962,045)	16,498,335
Exercise of warrants	--	--	--	--	122,213	122	81,258	--	81,380
Exercise of stock options	--	--	--	--	101,372	102	84,499	--	84,601
Conversion of Series F convertible preferred stock to common stock	--	--	(9,083)	(9)	90,830	90	(81)	--	--
Dividends paid in cash on Series F convertible preferred stock	--	--	--	--	--	--	--	(50,105)	(50,105)
Net income and comprehensive net income	--	--	--	--	--	--	--	337,883	337,883
Balance at December 31, 2004	--	--	83,823	84	30,141,444	30,141	50,596,136	(33,674,267)	16,952,094
Exercise of stock options	--	--	--	--	67,335	68	56,564	--	56,632
Charge for compensatory stock options	--	--	--	--	--	--	20,800	--	20,800
Conversion of Series F convertible preferred stock to common stock	--	--	(1,493)	(2)	14,930	15	(13)	--	--
Dividends paid in cash on Series F convertible preferred stock	--	--	--	--	--	--	--	(48,490)	(48,490)
Net loss and comprehensive net loss	--	--	--	--	--	--	--	(166,675)	(166,675)
Balance at December 31, 2005	--	$ --	82,330	$ 82	30,223,709	$ 30,224	$ 50,673,487	$ (33,889,432)	$ 16,814,361

See accompanying notes.

SOCKET COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2005	2004	2003
Operating activities
Net income (loss)	$ (166,675)	$ 337,883	$ (1,249,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	435,218	438,387	544,842
Amortization	4,510	27,062	23,581
Gain on forward exchange contract	(84,916)	(55,430)	(93,950)
Currency exchange loss on note payable	--	54,860	82,060
Net (gain) loss on foreign currency translations	132,812	55,730	(80,093)
Amortization of intangible technology	203,042	397,148	410,291
Options granted to consultants	20,800	--	--
Change in deferred rent	(33,021)	22,013	44,026

Changes in operating assets and liabilities:
Accounts receivable	1,092,642	(407,396)	(1,283,203)
Inventories	745,817	(1,204,245)	391,373
Prepaid expenses and other current assets	(155,540)	(21,459)	177,214
Other assets	(35,121)	4,925	17,085
Accounts payable	(105,496)	(441,288)	(211,676)
Accrued expenses	21,500	(2,000)	(21,525)
Accrued payroll and related expenses	49,267	(13,939)	199,987
Deferred income on shipments to distributors	58,273	204,509	320,888
Net cash provided by (used) in operating activities	2,183,112	(603,240)	(729,043)

Investing activities
Purchase of equipment	(588,572)	(359,163)	(329,278)
Acquisition of Khyber patent	--	(600,000)	--
Net cash used in investing activities	(588,572)	(959,163)	(329,278)

Financing activities
Payments on capital leases and equipment financing notes	(9,172)	(20,882)	(31,815)
Payments on note payable	--	(449,284)	(1,269,982)
Gross proceeds from borrowings under bank line of credit agreement	10,071,907	11,366,719	6,229,881
Gross repayments of borrowings under bank line of credit agreement	(10,712,408)	(9,984,837)	(6,568,491)
Gross proceeds from sale of foreign currency forward exchange contract	--	--	310,800
Stock options exercised	56,632	84,602	244,525
Net proceeds from sale of common stock and warrants to purchase common stock	--	--	3,674,502
Net proceeds from sale of preferred stock and warrants to purchase common stock	--	--	1,507,603
Redemption payments on Series E redeemable convertible preferred stock	--	--	(200,000)
Dividends paid on Series E redeemable convertible preferred stock and Series F convertible preferred stock	(48,661)	(37,905)	(79,940)
Warrants exercised	--	81,379	486,262
Net cash provided by financing activities	(641,702)	1,039,792	4,303,345
Effect of exchange rate changes on cash and cash equivalents	(51,397)	32,938	29,918
Net increase (decrease) in cash and cash equivalents	901,441	(489,673)	3,274,942
Cash and cash equivalents at beginning of year	5,931,752	6,421,425	3,146,483
Cash and cash equivalents at end of year	$ 6,833,193	$ 5,931,752	$ 6,421,425

Supplemental cash flow information
Cash paid for interest	$ 4,954	$ 8,245	$ 73,338
Warrants issued in conjunction with preferred stock financing	$ --	$ --	$ 366,333
Warrants issued in conjunction with common stock financing	$ --	$ --	$ 446,330
Dividends on Series F preferred stock paid in common stock	$ --	$ --	$ 39,923
Conversion of Series E preferred stock to common stock	$ --	$ --	$ 800,000
Conversion of Series F preferred stock to common stock	$ 14,930	$ 90,830	$ 1,833,630
Property and equipment acquired in exchange for capital lease obligation	$ --	$ --	$ 37,333
Accrued dividends on preferred stock	$ 12,029	$ 12,200	$ 16,499

See accompanying notes.

NOTE 1 - Summary of Significant Accounting Policies

Organization and Business
Socket Communications, Inc. ("Socket" or the "Company") designs, manufactures and sells data collection and connectivity products for mobile electronic devices. The Company's data collection products are designed to collect data on handheld computers, tablet computers, notebook computers and selected Smartphones using bar code scanning and Radio Frequency Identification (RFID) technologies. The Company's connectivity products are designed to connect handheld computers, tablet computers, notebook computers and Smartphones to the Internet, to local area computer networks, to wide area computer networks, and to other peripheral devices through both wireless and cable connections. The Company also offers embedded products that are designed to be installed inside third-party mobile electronic devices, and serial products that connect electronic devices. The Company's products are designed for use with a broad range of mobile computing devices that support standard expansion mechanisms. The standard expansion mechanisms supported include slots for plug-in cards in the CompactFlash, PC Card, and Secure Digital Input/Output (SDIO) form factors and Bluetooth®, a short range wireless device connection technology, and Wireless LAN, a wireless network connection technology. The Company's products are designed to address mobile workforce connectivity needs by enabling the use of handheld devices to extend data communications capabilities beyond location-dependent wired networks or telephone lines. The Company's products integrate hardware, software and services into complete mobile connectivity solutions. The Company is incorporated in the state of Delaware.

Principles of Consolidation
The consolidated financial statements include all of the accounts of the Company and those of its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated. The expenses associated with the operations of our foreign offices were $866,095, $969,492, and $1,132,563, in 2005, 2004, and 2003, respectively.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. As of December 31, 2005 and 2004, all of the Company's cash and cash equivalents consisted of amounts held in demand and money market deposits in banks.

Fair Value of Financial Instruments
The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Derivative Financial Instruments
The Company's primary objective for holding derivative financial instruments is to manage foreign currency risks. The Company's derivative financial instruments are recorded at fair value and are included in other current assets, other assets, other accrued liabilities or long-term debt depending on the contractual maturity and whether the Company has a gain or loss. The Company's accounting policies for these instruments are based on whether they meet the Company's criteria for designation as hedging transactions, either as cash flow or fair value hedges. A hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction, is referred to as a cash flow hedge. A hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment, is referred to as a fair value hedge. The criteria for designating a derivative as a hedge include the instrument's effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses on derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings. The Company's derivatives are treated as cash flow hedges for accounting purposes.

Accounts Receivable Allowances
The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers. Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible. The following describes activity in the allowance for doubtful accounts for the years ended December 31, 2005, 2004, and 2003:

Year	Balance at Beginning of Year	Charged to Costs and Expenses	Amounts Written Off	Balance at End of Year
2005	$127,300	$ --	$ 8,649	$118,651
2004	$113,244	$ 47,953	$ 33,897	$127,300
2003	$100,761	$ 28,731	$ 16,248	$113,244

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

	December 31,
	2005	2004
Raw materials and sub-assemblies	$ 1,910,653	$ 2,613,384
Finished goods	284,741	327,827
	$ 2,195,394	$ 2,941,211

Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method, over the estimated useful lives of the assets ranging from one to five years. Assets under capital leases are amortized over the shorter of the asset life or the remaining lease term.

Goodwill and Other Intangible Assets Review
Goodwill and intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). The Company assesses the impairment of long-lived assets, including goodwill and intangibles on an quarterly basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that the Company considers important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel.

Goodwill represents the excess of cost over the estimated fair value of net assets acquired from the acquisitions of Nokia's CompactFlash Bluetooth Card business in 2002 and 3rd Rail Engineering in 2000, which in accordance with FAS 142, is no longer being amortized. Also in accordance with FAS 142, the Company tests goodwill for impairment at the reporting unit level on a quarterly basis. The Company has determined it is appropriate to report as a single unit. SFAS No. 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second test is not performed. The second step of the impairment test is performed when required and compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Based on the goodwill test for impairment performed during the quarter ended December 31, 2005, management determined that there is no impairment of goodwill.

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

Revenue Recognition
Revenue on sales to customers other than distributors is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed and determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Estimated product returns are provided for in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists." Revenues on sales to distributors where a right of return exists are recognized upon "sell-through" when products are shipped from the distributor to the distributor's customer.

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

Advertising Costs
Advertising costs are charged to sales and marketing as incurred. The Company incurred $825,238, $790,730, and $504,214, in advertising costs during 2005, 2004, and 2003, respectively.

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

Net Income (Loss) Per Share
The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic net income (loss) per share:

	Years Ended December 31,
	2005	2004	2003
Numerator:
Net income (loss)	$ (166,675)	$ 337,883	$ (1,249,943)
Preferred stock dividends and accretion	(48,490)	(50,105)	(701,670)
Net income (loss) applicable to common stockholders	$ (215,165)	$ 287,778	$ (1,951,613)

Denominator:
Weighted average common shares outstanding used in computing net income (loss) per share:
Basic	30,181,266	30,060,947	26,300,945
Dilutive potential common shares	--	3,914,578	--
Diluted	30,181,266	33,975,525	26,300,945
Net income (loss) per share applicable to common stockholders:
Basic	$ (0.01)	$ 0.01	$ (0.07)
Diluted	$ (0.01)	$ 0.01	$ (0.07)

For the 2005 and 2003 periods presented, the diluted net loss per share is equivalent to the basic net loss per share because the Company experienced losses in these years and thus no potential common shares underlying stock options, warrants, or convertible preferred stock have been included in the net loss per share calculation. Options and warrants to purchase 9,979,793, and 7,785,220, shares of Common Stock in 2005 and 2003, respectively, have been omitted from the loss per share calculation as their effect is anti-dilutive. For the 2004 period the diluted shares outstanding include the dilutive effect of assumed conversion of Series F Convertible Preferred Stock and assumed exercise of all in-the-money employee stock options and warrants, which is calculated based on the average share price for the 2004 fiscal period using the treasury stock method. Under the treasury stock method, the hypothetically received proceeds from the exercise of in-the-money options and warrants are assumed to be used to repurchase shares. For 2004, options and warrants to purchase 3,613,954 shares of the Company's Common Stock were excluded from the calculation of diluted earnings per share because the exercise prices were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

Stock-Based Compensation
For the three years presented the Company accounted for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and the Company has adopted the disclosure-only alternative described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, the Company generally does not record compensation expense because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Pro forma information regarding net loss and loss per share available to common shareholders is required by SFAS 123, and such information has been determined as if the Company had accounted for its employee stock options under the fair value method.

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's per share results would have changed to the pro forma net loss amounts indicated below:

	2005	2004	2003
Net income (loss) applicable to common shareholders, as reported	$ (215,165)	$ 287,778	$ (1,951,613)
Stock-based employee compensation expense determined under fair value based method	(2,317,132)	(1,763,002)	(2,409,731)
Pro forma net loss applicable to common shareholders	$ (2,532,297)	$ (1,475,224)	$ (4,361,344)

Basic and diluted net loss per share, as reported	$ (0.01)	$ 0.01	$ (0.07)
Pro forma basic and diluted net loss per share	$ (0.08)	$ (0.05)	$ (0.17)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2005	2004	2003
Risk-free interest rate (%)	4.02%	3.13%	2.85%
Dividend yield	--	--	--
Volatility factor	0.8	1.3	1.4
Expected option life (years)	4.6	4.5	4.5

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

Recent Accounting Standards
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based awards to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based awards, the amortization method for compensation cost, and the transition method to be used at date of adoption. The transition methods include modified-prospective and modified-retrospective adoption alternatives. Under the modified-retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified-retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

On January 1, 2006, the Company adopted SFAS 123R. Under SFAS 123R, the Company will use a binomial lattice valuation model to estimate the fair value of stock options granted on or after this date. The binomial lattice model incorporates estimates for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these estimates will affect the calculation of the fair market value of our stock option grants. The Company will apply the prospective recognition method and implement the provisions of SFAS 123R beginning in the first quarter of 2006. The adoption of SFAS 123R is estimated to result in a compensation charge for fiscal year 2006 of approximately $1.2 million based on the stock options outstanding at December 31, 2005.

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

Information regarding geographic areas for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Years Ended December 31,
Revenues: (in thousands)	2005	2004	2003
United States	$ 16,206	$ 16,392	$ 13,249
Europe	6,142	6,293	4,784
Asia and rest of world	2,686	3,445	3,578
	$ 25,034	$ 26,130	$ 21,611

Export revenues are attributable to countries based on the location of the customers

Information regarding product families for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Years Ended December 31,
Revenues: (in thousands)	2005	2004	2003
Data collection products	$ 9,628	$ 10,440	$ 6,679
Connectivity products	8,692	8,292	8,734
Embedded products and services	3,444	3,669	2,569
Serial products	3,270	3,729	3,629
	$ 25,034	$ 26,130	$ 21,611

Major Customers
Customers who accounted for at least 10% of total revenues in fiscal 2005, 2004, and 2003 were as follows:

	Years Ended December 31,
	2005	2004	2003
Tech Data Corp.	28%	28%	29%
Ingram Micro, Inc.	14%	15%	14%

NOTE 2 - Intangible Technology

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

During the first quarter of 2002, the Company acquired intangible assets in conjunction with the acquisition of Nokia's CompactFlash Bluetooth Card business and related product line technology. These intangible assets were valued at $980,000, and consisted of purchased technology and a licensing agreement. Estimated useful lives of the acquired assets at the time of acquisition ranged from one to three years. During the first quarter of 2005, the Company completed amortization of all acquired Nokia intangibles. At December 31, 2005, intangible assets of $723,750 from a prior acquisition in 2000 consist of developed software and technology with estimated lives at the time of acquisition ranging from 2.5 to 8.5 years. At December 31, 2004, a licensing agreement with a book value of $38,000 was reclassified as an intangible asset and is being amortized over its remaining life of three years.

Intangible technology as of December 31, 2005 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Patent	$ 600,000	$ (90,000)	$ 510,000
Bluetooth CompactFlash technology	900,000	(900,000)	--
Project management tools	570,750	(352,522)	218,228
Schematic library	153,000	(153,000)	--
Licensing agreement	114,342	(93,633)	20,709
Intangible technology	$ 2,338,092	$ (1,589,155)	$ 748,937

Intangible technology as of December 31, 2004 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Patent	$ 600,000	$ (30,000)	$ 570,000
Bluetooth CompactFlash technology	900,000	(841,129)	58,871
Project management tools	570,750	(285,375)	285,375
Schematic library	153,000	(153,000)	--
Licensing agreement	114,342	(76,609)	37,733
Intangible technology	$ 2,338,092	$ (1,386,113)	$ 951,979

Based on identified intangible assets recorded at December 31, 2005 and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2006	$ 140,446
2007	134,557
2008	127,147
2009	76,787
2010	60,000
2011 and beyond	210,000
$ 748,937

NOTE 3 - Series F Convertible Preferred Stock

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

The Series F Preferred Stock automatically converts into common stock on March 21, 2006 and automatically converts earlier in the event of a merger or consolidation of the Company, subject to certain conditions. The holders of Series F Preferred Stock have voting rights equal to the number of shares of common stock issuable upon conversion. In the event of liquidation, holders of Series F Preferred Stock are entitled to liquidation preferences over common stockholders equal to their initial investment plus all accrued but unpaid dividends. Dividends accrue at the rate of 8% per annum and are payable quarterly in cash or in common stock, at the option of the Company. Dividends for 2005 were $48,490, and were paid in cash subsequent to each quarter. During the year holders of 1,493 shares of Series F Preferred Stock elected to convert their shares into 14,930 shares of common stock leaving 82,330 shares of Series F Preferred Stock outstanding at December 31, 2005. Dividends for 2004 were $50,105 and were paid in cash subsequent to each quarter. During the year holders of 9,083 shares of Series F Preferred Stock elected to convert their shares into 90,830 shares of common stock. Dividends for 2003 were $89,273 and were paid in cash and common stock resulting in the issuance of 26,265 shares. During the third and fourth quarters of 2003, holders of 183,363 shares of Series F Preferred Stock elected to convert their shares into 1,833,630 shares of common stock.

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

Dividends were $47,090 for the year ended December 31, 2003 which were paid in cash. Accretion to the redemption value of the Series E preferred stock was $268,813 for 2003. The Company elected to make monthly redemption payments on the Series E preferred stock totaling $200,000 during the first quarter of 2003. During the second quarter of 2003, the Series E holder elected to convert 53,366 shares of preferred stock resulting in the issuance of 613,400 shares of common stock during the quarter. During the third quarter of 2003, the Series E holder elected to convert the remaining 26,634 shares of preferred stock resulting in the issuance of 306,140 shares of common stock during the quarter.

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

NOTE 6 - Bank Financing Arrangements

On March 3, 2006, the Company agreed with its bank to extend the term of the existing credit facility by an additional year, which will now expire on March 3, 2008. The credit facility under the credit agreement allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables, up to a maximum of $2,500,000 and $1,500,000, respectively, at the lender's index rate based on prime plus 0.5%. The rates in effect on December 31, 2005 were 7.75% for both the domestic and international lines. At December 31, 2005, outstanding amounts borrowed under the lines were $1,358,984 and $949,787, respectively, which were the approximate amounts available on the lines. These amounts outstanding at December 31, 2005 were repaid in January 2006. At December 31, 2004, outstanding amounts borrowed under the lines were $1,790,218 and $1,159,054, respectively, which were the approximate amounts available on the lines. These amounts outstanding at December 31, 2004 were repaid in January 2005. The Company used the credit facility only at the end of each of the quarters in fiscal years 2005 and 2004. Under the credit agreement, the Company must maintain quarterly minimum tangible net worth equal to $5,400,000, plus 50% of quarterly net profits and 50% of net proceeds from equity and subordinated debt financing transactions beginning with the quarter ending March 31, 2006. The Company was in compliance with the tangible net worth requirements at the end of fiscal years 2005 and 2004.

NOTE 7 - Capital Lease Obligations and Equipment Financings

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At December 31, 2005, property and equipment with a cost of $37,333 were subject to such financing arrangements. Related accumulated amortization at December 31, 2005 amounted to $19,342. Future minimum payments under capital lease and equipment financing arrangements as of December 31, 2005, are as follows:

2006	$ 10,266
2007	8,556
Total minimum payments	18,822
Less amount representing interest	(831)
Present value of net minimum payments	17,991
Less current portion	(9,619)
Long-term portion	$ 8,372

NOTE 8 - Commitments

The Company's headquarters are operated under a five-year noncancelable operating lease which expires in December 2006. Future minimum lease payments under all operating leases are $379,037 for fiscal 2006.

Rental expense under all operating leases was $377,427, $470,524, and $625,624, for each of the years ended December 31, 2005, 2004, and 2003, respectively.

The Company has non-cancelable purchase commitments with its vendors for inventory used in the ordinary course of business in the aggregate amount of $0.9 million in 2006.

NOTE 9 - Stock Option/Stock Issuance Plan

The Company has three Stock Option Plans: the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"), the 1999 Stock Plan (the "1999 Plan"), and the 2004 Equity Incentive Plan (the "2004 Plan").

The 1995 Plan
The 1995 Plan provides for the grant of incentive stock options and nonstatutory stock options to employees, directors, and consultants of the Company. The Company grants incentive stock options and nonstatutory stock options at an exercise price per share equal to the fair market value per share of common stock on the date of grant. The vesting and exercise provisions are determined by the Board of Directors, with a maximum term of ten years. Upon ratification of the 2004 Plan by the shareholders in June 2004, shares in the 1995 Plan that had been reserved but not issued, as well as any shares issued that would otherwise return to the 1995 Plan as a result of termination of options or repurchase of shares, were added to the shares reserved for issuance under the 2004 Plan. No additional grants will be made from the 1995 Plan.

Information with respect to the 1995 Plan is summarized as follows:

		Outstanding Options
	Options Available For Grant	Number of Shares	Weighted Average Price Per Share
Balance at December 31, 2002	672,342	3,773,083	$ 1.89
Increase in shares authorized	964,559	--
Granted	(1,119,200)	1,119,200	$ 0.86
Canceled	72,187	(72,187)	$ 3.24
Exercised	--	(134,831)	$ 1.29
Balance at December 31, 2003	589,888	4,685,265	$ 1.64
Increase in shares authorized	1,193,421	--
Granted	(1,022,500)	1,022,500	$ 3.16
Canceled	212,278	(212,278)	$ 2.71
Exercised	--	(105,372)	$ 0.91
Transferred to 2004 Plan	(973,087)	--
Balance at December 31, 2004	--	5,390,115	$ 1.90
Canceled	227,212	(227,212)	$ 2.84
Exercised	--	(67,335)	$ 0.84
Transferred to 2004 Plan	(227,212)	--
Balance at December 31, 2005	--	5,095,568	$ 1.87

The weighted average fair value of options granted during 2004 and 2003 under the 1995 Plan was $2.76 and $0.73, respectively. As of December 31, 2005, 2004 and 2003, options to purchase 4,151,892, 3,460,694, and 2,291,396 shares, respectively, under the 1995 Plan were exercisable at weighted average exercise prices of $1.85, $1.98, and $2.05, respectively.

The outstanding and exercisable options under the 1995 Plan at December 31, 2005 presented by price range are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.44 - $ 0.69	263,937	3.00	$ 0.59	263,937	$ 0.59
$ 0.70 - $ 0.76	1,428,284	7.17	$ 0.74	1,000,328	$ 0.74
$ 0.97 - $ 1.29	1,275,892	6.08	$ 1.14	1,222,479	$ 1.13
$ 1.50	17,708	3.92	$ 1.50	17,708	$ 1.50
$ 2.28 - $ 3.38	2,107,747	6.58	$ 3.23	1,645,440	$ 3.26
$ 7.75	2,000	4.00	$ 7.75	2,000	$ 7.75
$ 0.44 - $ 7.75	5,095,568	6.42	$ 1.87	4,151,892	$ 1.85

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

Information with respect to the 1999 Plan is summarized as follows:

		Outstanding Options
	Options Available For Grant	Number of Shares	Weighted Average Price Per Share
Balance at December 31, 2002	37,922	1,352,983	$ 2.68
Exercised	--	(107,500)	$ 0.56
Balance at December 31, 2003	37,922	1,245,483	$ 2.87
Canceled	142,732	(142,732)	$ 3.38
Balance at December 31, 2004	180,654	1,102,751	$ 2.88
Canceled	30,000	(30,000)	$ 3.19
Balance at December 31, 2005	210,654	1,072,751	$ 2.78

As of December 31, 2005, 2004, and 2003, options to purchase 1,072,751, 1,094,418, and 1,010,712 shares were exercisable under the 1999 Plan at weighted average exercise prices of $2.78, $2.79, and $2.75, respectively. The outstanding and exercisable options at December 31, 2005 under the 1999 Plan presented by price range are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.56	211,009	3.50	$ 0.56	211,009	$ 0.56
$ 2.28	40,000	5.58	$ 2.28	40,000	$ 2.28
$ 3.38	821,742	5.08	$ 3.38	821,742	$ 3.38
$ 0.56 - $ 3.38	1,072,751	4.75	$ 2.78	1,072,751	$ 2.78

The 2004 Plan
The 2004 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, stock appreciation rights, and performance awards, to employees, directors, and consultants of the Company. Upon ratification of the 2004 Plan by the shareholders in June 2004, shares in the 1995 Plan that had been reserved but not issued, as well as any shares issued that would otherwise return to the 1995 Plan as a result of termination of options or repurchase of shares, were added to the shares reserved for issuance under the 2004 Plan. The Company grants incentive stock options and non-statutory stock options at an exercise price per share equal to the fair market value per share of common stock on the date of grant. The vesting and exercise provisions are determined by the Board of Directors, with a maximum term of ten years.

Information with respect to the 2004 Plan is summarized as follows:

		Outstanding Options
	Options Available For Grant	Number of Shares	Weighted Average Price Per Share
Transferred from 1995 Plan	973,087	--
Granted	(95,400)	95,400	$ 1.51
Balance at December 31, 2004	877,687	95,400	$ 1.51
Increase in shares authorized	1,205,657	--
Transferred from 1995 Plan	227,212	--
Granted	(2,098,000)	2,098,000	$ 1.38
Canceled	99,600	(99,600)	$ 1.50
Balance at December 31, 2005	312,156	2,093,800	$ 1.38

The weighted average fair value of options granted during 2005 and 2004 under the 2004 Plan was $0.97 and $1.10, respectively. As of December 31, 2005, options to purchase 974,321 shares were exercisable under the 2004 Plan at a weighted average exercise price of $1.37. At December 31, 2004, none of the outstanding options under the 2004 Plan were exercisable.

The 2004 Plan provides for an annual increase to be added on the first day of each fiscal year equal to the lesser of 2,000,000 shares, four percent of the outstanding shares on that date, or a lesser amount as determined by the Board of Directors. On January 1, 2006 and 2005, a total of 1,208,948 and 1,205,657 shares, respectively, became available for grant from the 2004 Plan.

The outstanding and exercisable options at December 31, 2005 presented by price range are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 1.03 - $ 1.51	2,093,800	9.33	$ 1.38	974,321	$ 1.37

NOTE 10 - Warrants

The Company issued warrants to purchase common stock in connection with certain financing agreements. The Company has the following warrants outstanding to purchase common stock at December 31, 2005:

Reason	Number of Shares	Price Per Share	Issue Date	Expiration Date
Common stock financing	56,344	$ 1.59	Mar 2002	Mar 2007
Bank line financing	15,000	$ 0.80	Oct 2002	Oct 2007
Series E redeemable convertible preferred stock financing	249,000	$ 0.957	Oct 2002	Oct 2007
Series F preferred stock financing	461,023	$ 0.722	Mar 2003	Mar 2006
Series F preferred stock financing	307,026	$ 0.722	Mar 2003	Mar 2008
Common stock financing	629,281	$ 2.73	Aug 2003	Aug 2008
Total warrants	1,717,674

NOTE 11 - Shares Reserved

Common stock reserved for future issuance was as follows at December 31, 2005:

Number of shares
Stock option grants outstanding (see Note 9)	8,262,119
Reserved for future stock option grants (see Note 9)	522,810
Common stock warrants (see Note 10)	1,717,674
Conversion of Series F convertible preferred stock (see Note 3)	823,300
Total common stock reserved for future issuance	11,325,903

NOTE 12 - Related Party

The Company from time to time purchases engineering design and consulting services from Impact Zone. Impact Zone's principal stockholder, Dale Gifford, is a sibling of Michael L. Gifford, Executive Vice President and Director of Socket. At December 31, 2005 the Company had outstanding accounts payable due to Impact Zone of $10,000. The Company purchased engineering design and consulting services from Impact Zone amounting to $10,000 during the year ended December 31, 2005. The Company received no services during 2004 and had no outstanding accounts payable due to Impact Zone at December 31, 2004. At December 31, 2003 the Company had outstanding accounts payable due to Impact Zone of $5,000. The Company purchased engineering design and consulting services from Impact Zone amounting to $72,500 during the year ended December 31, 2003.

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

NOTE 14 - Income Taxes

There were no provisions for income taxes for the years ended December 31, 2005, 2004, and 2003. The Company was not profitable in 2005, profitable in 2004, and not profitable in 2003 and all prior periods. The Company has not generated taxable income in any periods in any jurisdiction, foreign or domestic. The Company has maintained a full valuation allowance for all deferred tax assets.

As of December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $24,100,000, which will expire at various dates beginning in 2007 through 2025, and federal research and development tax credits of approximately $300,000, which will expire at various dates beginning in 2007 through 2024. As of December 31, 2005, the Company had net operating loss carryforwards for state income tax purposes of approximately $4,700,000, which will expire at various dates in 2006 through 2015, and state research and development tax credits of approximately $400,000, which can be carried forward indefinitely. During 2005 approximately $470,000 of California net operating loss expired unutilized.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss and credit carryforwards before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of net deferred tax assets are as follows:

	Years Ended December 31,
Deferred tax assets:	2005	2004
Net operating loss carryforwards	$ 8,486,000	$ 7,688,000
Credits	608,000	657,000
Capitalized research and development costs	496,000	862,000
Other acquired intangibles	171,000	199,000
Accruals not currently deductible	958,000	1,024,000
Total deferred tax assets	10,719,000	10,430,000
Valuation allowance for deferred tax assets	(10,572,000)	(10,256,000)
Net deferred tax assets	147,000	174,000

Deferred tax liability:
Acquired intangibles	(147,000)	(174,000)

Net deferred tax assets	$ --	$ --

The tax benefits associated with employee stock options provide a deferred benefit of approximately $770,000 which has been offset by the valuation allowance. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital when realized.

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

We assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on our assessment using those criteria, we believe that, as of December 31, 2005, our internal control over financial reporting is effective.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 and December 31, 2004 has been audited by Moss Adams LLP, an independent registered public accounting firm. Their report appears on page 40 of this Annual Report on Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 19, 2006.

Item 11. Executive Compensation

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 19, 2006.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2005 about our common stock that may be issued under the Company's existing equity compensation plans. For additional information about the equity compensation plans see Note 9 to the Company's Consolidated Financial Statements.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	7,189,368	$ 1.73	312,156
Equity compensation plans not approved by security holders (2)	1,072,751	$2.78	210,564
Total	8,262,119	$1.86	552,750

______________________

(1) Includes the 1995 Stock Plan and its successor, the 2004 Equity Incentive Plan. Pursuant to an affirmative vote by security holders in June 2004, an annual increase in shares is added on the first day of each fiscal year equal to the lesser of (a) 2,000,000 shares, (b) 4% of the outstanding shares on that date, or (c) a lesser amount as determined by the Board of Directors.
(2) Consists of the 1999 Stock Plan.

Item 13. Certain Relationships and Related Transactions

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 19, 2006.

Item 14. Principal Accountant Fees and Services

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 19, 2006.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this report:

1. All financial statements.

2. Financial statement schedules.
All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes herein.

3. Exhibits.
See Index of Exhibits on page 69. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

(b) Exhibits:

See Index of Exhibits on page 69. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SOCKET COMMUNICATIONS, INC. Registrant

Date: March 6, 2006	/s/ Kevin J. Mills Kevin J. Mills President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Kevin J. Mills	President and Chief Executive Officer (Principal Executive Officer)	March 6, 2006
Kevin J. Mills

By	/s/ Charlie Bass	Chairman of the Board	March 6, 2006
Charlie Bass

By	/s/ David W. Dunlap	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2006
David W. Dunlap

By	/s/ Micheal L. Gifford	Executive Vice President and Director	March 6, 2006
Micheal L. Gifford

By	/s/ Enzo Torresi	Director	March 6, 2006
Enzo Torresi

By	/s/ Gianluca Rattazzi	Director	March 6, 2006
Gianluca Rattazzi

By	/s/ Peter Sealey	Director	March 6, 2006
Peter Sealey

By	/s/ Leon Malmed	Director	March 6, 2006
Leon Malmed

Index to Exhibits

Exhibit Number	Description

2.1 (1)	Agreement and Plan of Reorganization.

3.1 (2)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Certificate of Designation of Series E Convertible Preferred Stock.

3.3 (2)	Certificate of Designation of Series F Convertible Preferred Stock.

3.4 (3)	Bylaws

3.5 (3)	Certificate of Amendment of Bylaws dated March 14, 2001.

10.1 (4)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.

10.2 (4)*	1995 Stock Plan and forms of agreement thereunder.

10.3 (5)*	Form of Amendment No.1 to Stock Option Agreement between the Company and certain Option Holders under the 1995 Stock Option Plan.

10.4 (6)*	1999 Nonstatutory Stock Option Plan.

10.5 (7)*	2004 Equity Incentive Plan and forms of agreement thereunder.

10.6 (8)	Standard Lease Agreement by and between Central Court, LLC and the Company dated September 15, 1996.

10.7 (9)	Second Amendment to Lease by and between Central Court, LLC and the Company dated December 14, 2001.

10.8 (10)*	Form of Executive Management Bonus Plan between the Company and certain eligible participants.

10.9 (11)*	Form of Employment Agreement dated December 28, 2005 between the Company and the officers of the Company.

11.1	Computation of Earnings per Share (see Consolidated Statements of Operations in Item 8).

14.1	Code of Business Conduct and Ethics.

21.1 (3)	Subsidiaries.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________
* Executive compensation plan or arrangement.

(1) Incorporated by reference to exhibits filed with the Company's Form 8-K filed on October 20, 2000.

(2) Incorporated by reference to exhibits filed with the Company's Form 10-K filed on March 15, 2004.

(3) Incorporated by reference to exhibits filed with the Company's Form 10-K filed on March 31, 2003.

(4) Incorporated by reference to exhibits filed with Company's Registration Statement on Form SB 2 (File No. 33 91210 LA) filed on June 2, 1995 and declared effective on October 20, 2000.

(5) Incorporated by reference to exhibits filed with the Company's Form 10-KSB filed on March 30, 1998.

(6) Incorporated by reference to exhibits filed with the Company's Form 10-QSB filed on August 16, 1999.

(7) Incorporated by reference to Appendix C filed with the Company's Form DEF 14A filed on April 29, 2004.

(8) Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form SB 2 (File No. 333 22273) filed on February 24, 1997.

(9) Incorporated by reference to exhibits filed with the Company's Form 10-K filed on April 1, 2002.

(10) Incorporated by reference to exhibits filed with the Company's Form 10-KSB filed on April 2, 2001.

(11) Incorporated by reference to exhibits filed with the Company's Form 8-K filed on December 28, 2005.