Form 10-Q
period 2006-03-31
SOCKET COMMUNICATIONS INC
filed 2006-05-15
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2006

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

Number of shares of Common Stock ($0.001 par value) outstanding as of April 28, 2006 was 31,558,992 shares.

(Index)

Item 1. Financial Statements (Unaudited)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2006 (Unaudited)	December 31, 2005*
ASSETS
Current assets:
Cash and cash equivalents	$ 7,485,842	$ 6,833,193
Accounts receivable, net	3,603,397	2,952,429
Inventories	2,293,905	2,195,394
Prepaid expenses and other current assets	268,332	315,287
Total current assets	13,651,476	12,296,303

Property and equipment:
Machinery and office equipment	1,994,591	1,821,367
Computer equipment	926,635	913,389
	2,921,226	2,734,756
Accumulated depreciation	(2,154,108)	(2,106,914)
Property and equipment, net	767,118	627,842

Intangible technology, net	712,894	748,937
Goodwill	9,797,946	9,797,946
Other assets	154,031	163,754
Total assets	$ 25,083,465	$ 23,634,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 3,418,194	$ 2,616,421
Accrued payroll and related expenses	794,295	729,768
Bank line of credit	2,747,326	2,308,771
Deferred income on shipments to distributors	954,404	1,114,450
Current portion of deferred rent and capital leases	34,499	42,639
Total current liabilities	7,948,718	6,812,049

Long term portion of deferred rent and capital leases	5,895	8,372

Commitments and contingencies

Stockholders' equity:
Series F Convertible Preferred Stock, $0.001 par value: Authorized shares - 276,269, Issued and outstanding shares - none at March 31, 2006 and 82,330 at December 31, 2005	--	82
Common stock, $0.001 par value: Authorized shares - 100,000,000, Issued and outstanding shares - 31,554,992 at March 31, 2006 and 30,223,709 at December 31, 2005	31,555	30,224
Additional paid-in capital	51,366,495	50,673,487
Accumulated deficit	(34,269,198)	(33,889,432)
Total stockholders' equity	17,128,852	16,814,361
Total liabilities and stockholders' equity	$ 25,083,465	$ 23,634,782
_________________________
*Derived from audited consolidated financial statements

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended March 31,
	2006	2005
Revenues	$ 6,758,691	$ 5,982,196
Cost of revenue	3,385,144	2,934,304
Gross profit	3,373,547	3,047,892

Operating expenses:
Research and development	1,136,557	889,128
Sales and marketing	1,762,424	1,634,506
General and administrative	842,110	832,821
Amortization of intangible technology	36,043	94,913
Total operating expenses	3,777,134	3,451,368

Operating loss	(403,587)	(403,476)

Interest income	36,678	13,507
Interest expense	(2,204)	(1,739)

Net loss	(369,113)	(391,708)
Preferred stock dividends	(10,653)	(12,200)
Net loss applicable to common stockholders	$ (379,766)	$ (403,908)

Net loss per share applicable to common stockholders:
Basic	$ (0.01)	$ (0.01)
Diluted	$ (0.01)	$ (0.01)
Weighted average shares outstanding:
Basic	30,395,495	30,154,992
Diluted	30,395,495	30,154,992

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2006	2005
Operating activities
Net loss	$ (369,113)	$ (391,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	325,813	--
Depreciation and amortization	126,626	118,324
Amortization of intangibles	36,043	94,913
Loss on foreign currency translations	7,493	55,968
Gain on forward exchange contracts	(5,307)	(38,461)
Change in deferred rent	(8,256)	(5,502)

Changes in operating assets and liabilities:
Accounts receivable	(648,382)	(56,159)
Inventories	(98,511)	413,837
Prepaid expenses and other current assets	46,955	(12,054)
Other assets	9,723	805
Accounts payable and accrued expenses	812,890	432,445
Accrued payroll and related expenses	64,527	(2,652)
Deferred income on shipments to distributors	(160,046)	512,510
Net cash provided by operating activities	140,455	1,122,266

Investing activities
Purchase of equipment	(265,902)	(117,775)
Net cash used in investing activities	(265,902)	(117,775)

Financing activities
Payments on capital leases and equipment financing notes	(2,361)	(5,006)
Gross proceeds from bank line of credit	2,747,326	3,213,300
Gross payments on bank line of credit	(2,308,771)	(2,949,272)
Proceeds from stock options exercised	22,635	16,300
Proceeds from warrants exercised	345,809	--
Dividends paid	(22,682)	(12,200)
Net cash provided by financing activities	781,956	263,122

Effect of exchange rate changes on cash and cash equivalents	(3,860)	(18,276)
Net increase in cash and cash equivalents	652,649	1,249,337

Cash and cash equivalents at beginning of period	6,833,193	5,931,752
Cash and cash equivalents at end of period	$ 7,485,842	$ 7,181,089

Supplemental cash flow information
Cash paid for interest	$ 2,204	$ 1,739

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Socket Communications, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

On January 1, 2006, the Company adopted Financial Accounting Standard SFAS 123R, "Share-Based Payment," for the fiscal year ended December 31, 2006. SFAS 123R requires all share-based awards to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Adoption of SFAS had a material impact on the Company's consolidated financial position, results of operations and cash flows. See Note 3 for additional information regarding the Company's stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods.

(Index)

NOTE 3 - Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS 123R for the fiscal year ended December 31, 2006. SFAS 123R requires all share-based awards to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date. Under SFAS 123R, the Company uses a binomial lattice valuation model to estimate fair value of stock option grants made on or after January 1, 2006. The binomial lattice model incorporates estimates for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these estimates will affect the calculation of the fair value of the Company's stock option grants. The fair value of stock option grants outstanding as of the effective date is estimated using the Black-Scholes option pricing model used under SFAS 123. The Company adopted the modified prospective recognition method and implemented the provisions of SFAS 123R beginning with the first quarter of 2006.

At March 31, 2006, options issued to employees for 9,109,995 shares were outstanding, of which 6,321,578 were exercisable. The weighted average fair value of the individual options issued and outstanding during the three months ended March 31, 2006 was estimated at $1.74. The fair values were determined using a binomial lattice valuation model for options granted during the first quarter of 2006, and a Black-Scholes valuation model for options granted prior to the first quarter of 2006. Weighted average assumptions for options issued and outstanding during the three months ended March 31, 2006 are shown below:

Three Months Ended March 31, 2006
Risk-free interest rate (%)	3.47%
Dividend yield	--
Volatility factor	1.3
Expected option life (years)	4.9

Total stock-based compensation expense recognized in our consolidated statement of income for the quarter ended March 31, 2006 is as follows:

Income Statement Classification	Stock-Based Compensation Expense
Cost of revenue	$ 24,396
Research and development	94,967
Sales and marketing	133,256
General and administrative	73,194
Total	$ 325,813

Prior to January 1, 2006 the Company accounted for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and the Company adopted the disclosure-only alternative described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under APB 25, the Company generally did not record compensation expense, because the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of grant. Pro forma information regarding net loss and loss per share available to common shareholders was required by SFAS 123, and such information has been determined as if the Company had accounted for its employee stock options under the fair value method.

(Index)

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's per share results for the quarter ended March 31, 2005 would have changed to the pro forma net loss amounts indicated below:

Three Months Ended March 31, 2005
Net loss applicable to common stockholders, as reported	$ (403,908)
Stock-based employee compensation expense determined under fair value based method	(1,177,780)
Pro forma net loss applicable to common stockholders	$ (1,581,688)
Basic net loss per share, as reported	$ (0.01)
Diluted net loss per share, as reported	$ (0.01)
Pro forma basic and diluted net loss per share	$ (0.05)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. Weighted average assumptions for the three months ended March 31, 2005 is presented below:

Three Months Ended March 31, 2005
Risk-free interest rate (%)	3.71%
Dividend yield	--
Volatility factor	1.0
Expected option life (years)	4.5

NOTE 4 - Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	March 31, 2006	December 31, 2005
Raw materials and sub-assemblies	$ 1,847,021	$ 1,910,653
Finished goods	446,884	284,741
	$ 2,293,905	$ 2,195,394

(Index)

NOTE 5 - Bank Financing Arrangements

On March 3, 2006, the Company agreed with its bank to extend the term of the existing credit facility by an additional year, which will now expire on March 3, 2008. The credit facility under the credit agreement allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables, up to a maximum of $2,500,000 and $1,500,000, respectively, at the lender's index rate based on prime plus 0.5%. The rates in effect at March 31, 2006 were 8.25% on both the domestic and international lines. At March 31, 2006, outstanding amounts borrowed under the lines were $1,935,973 and $811,353, respectively, which were the approximate amounts available on the lines. These amounts outstanding at March 31, 2006 were repaid in April 2006. At December 31, 2005, outstanding amounts borrowed under the lines were $1,358,984 and $949,787, respectively, which were the approximate amounts available on the lines. These amounts outstanding at December 31, 2005 were repaid in January 2006. The Company used the credit facility only at the end of the first quarter 2006 and the end of each quarter in fiscal year 2005. Under the credit agreement, the Company must maintain quarterly minimum tangible net worth equal to $5,400,000, plus 50% of quarterly net profits and 50% of net proceeds from equity and subordinated debt financing transactions beginning with the quarter ending March 31, 2006. The Company was in compliance with the tangible net worth requirement at March 31, 2006.

NOTE 6 - Series F Convertible Preferred Stock Financing

On March 21, 2003, the Company sold 276,269 units of securities at a price of $7.22 per unit (total of $2,000,000 gross cash proceeds) in a private equity placement. Each unit consisted of one share of the Company's Series F convertible preferred stock (the "Series F Preferred Stock") and a three-year warrant to purchase three shares of the Company's common stock. Two directors of the Company invested an aggregate of $115,000 in the financing. Each share of Series F Preferred Stock is convertible, in whole or in part, into 10 shares of common stock at the option of the holder at any time for a period of three years following the date of sale, with a mandatory conversion date on March 21, 2006. The holders of Series F Preferred Stock had voting rights equal to the number of shares of common stock issuable upon conversion. The originally issued Series F Preferred Stock was convertible into a total of 2,762,690 shares of common stock at a conversion price of $0.722 per share, subject to certain adjustments. An additional 828,807 shares of common stock were issuable upon exercise of the originally issued warrants at an exercise price of $0.722 per share. In addition, the Company issued five-year warrants to the placement agent to acquire up to 718,300 shares of common stock at $0.722 per share.

Dividends accrued on the Series F Preferred Stock at the rate of 8% per annum and were payable quarterly in cash or in common stock, at the option of the Company. Dividends for the three months ended March 31, 2006 and 2005 were $10,653 and $12,200, respectively, which were paid in cash prior to the end of the first quarter 2006 and subsequent to the end of the first quarter 2005.

On March 21, 2006 the remaining outstanding shares of Series F Preferred Stock automatically converted into common stock, resulting in the issuance of 823,300 shares of common stock. During the first quarter of 2006, holders elected to exercise the remaining outstanding three-year warrants resulting in the issuance of 461,022 shares of common stock. During the first quarter of 2005 none of the holders of Series F Preferred Stock elected to convert their shares into common stock.

(Index)

NOTE 7 - Intangible Assets

Intangible assets at March 31, 2006 consist of a patent purchased in 2004 for $600,000 covering the design and functioning of plug-in bar code scanners, bar code imagers and RFID products, which is being amortized on a straight line basis over its estimated life of ten years; intangible assets of $570,750 remaining from a prior acquisition in 2000 consisting of developed software and technology with estimated lives at the time of acquisition of 8.5 years; and a licensing agreement with a book value of $38,000, which was reclassified as an intangible asset at December 31, 2004 and is being amortized over its remaining life of three years.

Amortization of all intangible assets in the first quarter of 2006 was $36,043 compared to $94,913 in the first quarter of 2005. Intangible assets as of March 31, 2006 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Patent	$ 600,000	$ (105,000)	$ 495,000
Project management tools	570,750	(369,309)	201,441
Licensing agreement	114,342	(97,889)	16,453
Intangible technology	$ 1,285,092	$ (572,198)	$ 712,894

Based on definite lived intangible assets recorded at March 31, 2006, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2006 (nine months remaining)	$ 104,403
2007	134,557
2008	127,147
2009	76,787
2010	60,000
2011 and beyond	210,000
$ 712,894

(Index)

NOTE 8 - Net Loss Per Share Applicable to Common Stockholders

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2006	2005
Numerator:
Net loss	$ (369,113)	$ (391,708)
Preferred stock dividends	(10,653)	(12,200)
Net loss applicable to common stockholders	$ (379,766)	$ (403,908)

Denominator:
Weighted average common shares outstanding used in computing net loss per share
Basic	30,395,495	30,154,992
Diluted	30,395,495	30,154,992
Basic net loss per share	$ (0.01)	$ (0.01)
Diluted net loss per share	$ (0.01)	$ (0.01)

For the quarters ended March 31, 2006 and 2005, the diluted net loss per share is equivalent to the basic net loss per share, because the Company experienced losses in these periods and thus no potential common shares underlying stock options, warrants, or convertible preferred stock have been included in the net loss per share calculation as their effect is anti-dilutive. Options and warrants to purchase 10,348,707 and 9,624,791 shares of common stock at March 31, 2006 and 2005, respectively, have been omitted from the net loss per share calculation as their effect is anti-dilutive.

NOTE 9 - Income Taxes

There were no provisions for income taxes for the quarter ended March 31, 2006 due to the net losses incurred for the quarter. The Company was not profitable in fiscal 2005, was profitable in 2004, and was not profitable in 2003 and all prior periods. The Company has maintained a full valuation allowance for all deferred tax assets.

(Index)

NOTE 10 - Segment Information

The Company operates in one segment, data collection and connection solutions for mobile electronic devices. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Information regarding geographic areas for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
Revenues:	2006	2005
United States	$ 4,740,123	$ 4,035,542
Europe	1,384,323	1,365,479
Asia and rest of world	634,245	581,175
Total Revenues	$ 6,758,691	$ 5,982,196

Export revenues are attributable to countries based on the location of the Company's customers. The Company does not hold long-lived assets in foreign locations.

Major customers who accounted for at least 10% of the Company's total revenues were as follows:

	Three Months Ended March 31,
	2006	2005
Tech Data	27%	30%
Ingram Micro	14%	12%

(Index)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements forecasting future financial results and operating activities, market acceptance of our products, expectations for general market growth of handheld computers and other mobile computing devices, growth in demand for our products, expansion of the markets that we serve, expansion of the distribution channels for our products, adoption of our embedded products by third-party manufacturers of electronic devices, and the timing of the introduction and availability of new products, as well as other forecasts discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "may," "will," "predicts," "anticipates," "expects," "intends," "plans," believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management's beliefs, and assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Such factors include, but are not limited to, the risk of delays in the availability of our products due to technological, market or financial factors including the availability of necessary working capital, our ability to successfully introduce and market future products, our ability to effectively manage and contain our operating costs, the availability of announced third-party handheld computer hardware and software that our products are intended to work with, product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with, continued growth in demand for handheld computers, market acceptance of emerging standards such as Bluetooth and Wireless LAN and of our related connection and data collection products, the ability of our strategic relationships to benefit our business as expected, our ability to enter into additional distribution relationships, or other factors described in this Form 10-Q including "Item 1A. Risk Factors" and recent 8-K and 10-K reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the interim condensed consolidated financial statements and notes included elsewhere in this report, the Company's annual financial statements in the 10-K, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

Revenue

We design, manufacture and sell data collection and connectivity products for use with mobile electronic devices, including handheld computers, tablet computers, notebook computers, and smartphones. We sell embedded products that are designed to be embedded within third-party mobile electronic devices, and we also design, manufacture and sell serial products that connect mobile electronic devices to peripheral and other electronic devices. Total revenues for the first quarter of 2006 were $6.8 million, an increase of 13% over revenue of $6.0 million in the first quarter of 2005.

Our products may be classified into four broad product families:

  Our data collection products consist of: 1) bar code scanning products that plug into or connect wirelessly to handheld computers, tablet computers, notebook computers and smartphones and turn these devices into portable bar code scanners that can be used in various retail and industrial workplaces; 2) Radio Frequency Identification (RFID) plug-in products that read RFID tags; 3) a combination plug-in bar code scanner and RFID reader; and 4) a plug-in magnetic stripe reader. We have developed extensive bar code scanning software called SocketScan that supports all of our data collection products, and have software developer kits that assist developers in integrating our SocketScan software into their applications. Our bar code scanning products include CompactFlash and SDIO plug-in bar code scanners for linear and two-dimensional bar code scanning, a stand alone hand bar code scanner that connects using the Bluetooth standard for short-range wireless connectivity, and a ring scanner using Bluetooth wireless technology. Data collection products represented approximately 37 percent of our revenue for the quarter ended March 31, 2006.
  Our connectivity products are connection devices that can be plugged into standard expansion slots in handheld computers, tablet computers, notebook computers and smartphones or connect to these devices over wireless and wired connections. These products allow users to connect their devices to the Internet via mobile or wired phone services, or to private networks, or to communicate with other electronic devices such as desktop computers, other handheld, tablet and notebook computers, smartphones and printers. Wireless connection products include plug-in cards using the Bluetooth standard for short-range wireless connectivity, and plug-in cards for connecting to local wireless networks using the Wireless LAN 802.11b/g (or Wi-Fi) standards along with extensive communications software enabling the use of these products. Cable connection products include modems for telephone connections and Ethernet cards for local area network connections. Our Bluetooth technology products are of two types, those that add Bluetooth technology to mobile devices, and those that work with devices that are Bluetooth-enabled. Those that add Bluetooth technology include our CompactFlash and SDIO Bluetooth plug-in cards, our Bluetooth embedded modules, and our Bluetooth USB adapter for Windows notebooks and desktops. Bluetooth and wireless LAN connection functions are built into many mobile devices which may reduce the demand for these categories of plug-in products. Our cordless modem connectivity product utilizes Bluetooth wireless technology as a connection mechanism to work with other Bluetooth-enabled products. Connectivity products represented approximately 30 percent of our revenue for the quarter ended March 31, 2006.

  Our OEM embedded products and services consist of Bluetooth cards and modules, WLAN cards, interface chips, and engineering design services to install these products. Our Bluetooth cards and modules, and WLAN cards, allow manufacturers of handheld computers and other devices to build wireless connection functions into their products using the Bluetooth and WLAN standards for wireless connectivity. Our interface chips allow manufacturers of wide area network cards and other devices to transfer information to and from handheld or notebook computers. We are developing modules using Wireless LAN standards for wireless connectivity that are expected to begin shipping in the second half of 2006. Embedded products and services represented approximately 22 percent of our revenue for the quarter ended March 31, 2006.

(Index)

  Our serial products add connection ports to a notebook, tablet or handheld computer that allow users to connect these portable computers to standard peripherals or to other electronic devices with serial connections over cables or using Bluetooth wireless technology for short-range wireless connectivity. Serial products represented approximately 11 percent of our revenue for the quarter ended March 31, 2006.

Our data collection product revenues in the first quarter of 2006 were $2.5 million, an increase of 17% compared to revenues of $2.1 million in the first quarter of 2005. Revenue increases totaling $0.4 million were due to increases in sales of our In-Hand Scan card, our In-Hand Scan Imager card, our Cordless Hand Scanner, and sales of our Cordless Ring Scanner which began shipping in the fourth quarter of 2005. Partially offsetting these increases were declines in sales of our SDIO In-Hand Scan card. The introduction of an operating system upgrade, Windows Mobile 5.0, announced in September 2005 by the major PDA manufacturers, continued to slow sales in the first quarter, and may continue to slow customer deployment of our data collection products through the second quarter of 2006, until third party applications are modified and tested with the new operating system. In addition, transition to lead-free products to comply with the Reduction of Hazardous Substances (RoHS) rules being implemented in Europe and around the world limited the availability of units by the major PDA manufacturers in the first quarter of 2006. Our scanning products are sold both through general distribution and through value added resellers who contract with customers to provide scanning solutions. Our products are becoming more widely adopted by the value added reseller community for lightweight portable scanning.

Our connectivity product revenues in the first quarter of 2006 were $2.0 million, a decline of 5% compared to revenues of $2.1 million in the first quarter of 2005. Revenue declines of $0.2 million in sales of our Cordless GPS receiver with navigation kit, and slight declines in sales of our Ethernet plug-in products and Modem plug-in products, were partially offset by increases in sales of our Bluetooth plug-in products. The introduction of an operating system upgrade, Windows Mobile 5.0, announced in September 2005 by the major PDA manufacturers, continued to slow sales in the first quarter, and may continue to slow customer deployment of our connectivity products through at least the second quarter of 2006 until third party applications are tested with the new operating system. In addition, transition to lead-free products to comply with the RoHS rules being implemented in Europe and around the world limited the availability of units by the major PDA manufacturers in the first quarter of 2006.

Our OEM embedded products and services revenues in the first quarter of 2006 were $1.5 million, an increase of 74% compared to $0.9 million in the first quarter of 2005. Revenue growth of $0.7 million in sales of our Bluetooth modules was due to increased manufacturing volumes of industrial ruggedized PDA's by our customers, partially offset by declines in sales of our proprietary ASIC chip due to customers choosing higher speed alternative ASIC solutions beginning in the latter half of 2005. We expect continued reduced levels of chip sales for 2006 due to limited marketability of this ASIC solution.

Our serial product revenues in the first quarter of 2006 were $0.7 million, a decline of 13% compared to revenues of $0.9 million in the first quarter of 2005. Revenue declines of $0.2 million were from sales of our standard serial PC Card products. Sales of our cordless Bluetooth serial adapter were flat in the comparable periods. Standard peripheral connection cards are primarily sold to connect peripheral devices or other electronic equipment to notebook computers.

(Index)

Gross Margins

Our gross margins for the first quarter of 2006 were 50% compared to 51% for the first quarter of 2005, primarily reflecting higher accruals for inventory reserves in the first quarter of 2006 compared to the first quarter of 2005. Higher reserves in the first quarter 2006 reflect excess non-RoHS compliant inventories estimated at the end of the first quarter 2006. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases.

Research and Development Expense

Research and development expense in the first quarter of 2006 was $1.1 million, an increase of 28% compared to $0.9 million in the first quarter of 2005. Increases in personnel costs related primarily to stock-based compensation expense of $0.1 million recognized in the first quarter of 2006 resulting from the adoption and implementation of SFAS 123R beginning January 1, 2006. Additional increases were from increased outside services, consulting and professional fees reflecting increased development activities. Expenses are expected to increase in the second quarter of 2006.

Sales and Marketing Expense

Sales and marketing expense for the first quarter of 2006 was $1.8 million, an increase of 8% compared to $1.6 million in the first quarter of 2005. Overall increases were related to stock-based compensation expense of $0.1 million recognized in the first quarter of 2006 resulting from the adoption and implementation of SFAS 123R beginning January 1, 2006. Personnel and advertising and promotion expenses also increased reflecting higher sales levels, offset by decreases in outside services and reduced travel expenses. Expenses are expected to increase in the second quarter of 2006.

General and Administrative Expense

General and administrative expense for the first quarter of 2006 was $0.8 million, an increase of 1% compared to the first quarter of 2005. Increases of $0.1 million in personnel costs were from stock-based compensation expense recognized in the first quarter of 2006 resulting from the adoption and implementation of SFAS 123R beginning January 1, 2006. Partially offsetting these increases were reduced professional fees related to Sarbanes-Oxley startup compliance requirements in 2005. Expenses are expected to decline in the second quarter of 2006 from first quarter levels due to lower professional fees related to costs of our annual audit historically charged over the fourth and first quarters.

Amortization of Intangibles

In July 2004 we acquired a patent which covers the design and functioning of plug-in bar code scanners, bar code imagers and RFID products. The patent was purchased for $600,000 and has been capitalized as an intangible asset. The patent is being amortized on a straight line basis over a ten year period. Intangible assets of $570,750 remaining from a prior acquisition in 2000 consist of developed software and technology with estimated lives at the time of acquisition of 8.5 years. At December 31, 2004, a licensing agreement with a book value of $38,000 was reclassified as an intangible asset and is being amortized over its remaining life of three years. During the first quarter of 2002, we acquired intangible assets in conjunction with the acquisition of Nokia's CompactFlash Bluetooth Card business and related product line technology valued at $980,000. Estimated useful lives of the acquired assets at the time of acquisition ranged from one to three years. At March 31, 2005 all components of the acquired Nokia intangibles were fully amortized. Amortization charges for the first quarter of 2006 for all acquired intangibles were $36,000 compared to $92,000 for the first quarter 2005. The lower amortization charges in 2006 are due to components of intangible property becoming fully amortized.

(Index)

Interest Income and Expense

Interest income reflects interest earned on cash balances. Interest income of $36,700 in the first quarter of 2006 as compared to interest income of $13,500 in the first quarter of 2005, reflects higher average levels of cash on hand combined with higher rates of return compared to the first quarter of 2005.

Interest expense in the first quarter of 2006 of $2,200 compares to interest expense of $1,700 in the first quarter of 2005. Interest expense is related to interest on equipment lease financing obligations and interest on amounts drawn on our bank lines of credit. We used our bank lines of credit only at the end of the first quarter 2006 and the end of each quarter in 2005.

Preferred Stock Dividends

Preferred stock dividends in the first quarter of 2006 reflect dividends of $10,700 accrued at the rate of 8% per annum on Series F Preferred Stock issued in March 2003. Dividends on the Series F Preferred Stock in the first quarter of 2005 were $12,200. Dividends were paid in cash prior to the end of the first quarter 2006 and subsequent to the quarter end in each of the quarters in 2005. On March 21, 2006 the outstanding shares of Series F Preferred Stock automatically converted into common stock resulting in the issuance of 823,300 shares of common stock.

Income Taxes

There were no provisions for income taxes for the first quarter of 2006 due to the net losses incurred for the quarter. We were not profitable in fiscal 2005, were profitable in 2004, and were not profitable in 2003 and all prior periods. We've maintained a full valuation allowance for all deferred tax assets.

Liquidity and Capital Resources

Our operating results were negatively impacted by the adoption of SFAS 123R in the first quarter of 2006. We were profitable in two of the quarters in fiscal 2005, but unprofitable for fiscal year 2005. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $51 million in equity capital. Prior to the first quarter of 2004, we incurred significant quarterly and annual operating losses in every fiscal period. We may continue to be unprofitable in the future.

Cash provided by operating activities was $0.1 million in the first quarter of 2006 compared to $1.1 million in the first quarter of 2005. Cash provided in the first quarter of 2006 from our net loss adjusted for non-cash items was $0.1 million compared to cash used of $0.2 million in the first quarter of 2005 from our net income adjusted for non-cash items. Adjustments for non-cash items, including depreciation and amortization, amortization of intangibles, gains and losses on foreign currency forward exchange contracts, changes in deferred rent, and, beginning in the first quarter of 2006, stock-based compensation, totaled $0.5 million in the first quarter of 2006 and $0.2 million in the first quarter of 2005. Changes in working capital balances in the first quarter of 2006 resulted in a source of cash of $27,000, and were primarily from increases in payables due to increased overall expense levels and inventory purchases, and increases in accrued payroll, partially offset by increases in receivables due to the timing of shipments in the latter month of the quarter, increases in inventory to meet higher levels of shipments, and decreases in deferred revenue on shipments to distributors. Changes in working capital balances in the first quarter of 2005 resulted in a source of cash of $1.3 million, and were primarily from increases in deferred revenue on shipments to distributors and payables, and decreases in levels of inventories.

(Index)

Cash used in investing activities was $266,000 in the first quarter of 2006 as compared to $118,000 in the first quarter of 2005. Investing activities in both 2006 and 2005 primarily reflect the cost of new computer hardware and software, and tooling costs.

Cash provided by financing activities was $0.8 million in the first quarter of 2006 as compared to $0.3 million during the first quarter of 2005. Financing activities in the first quarter of 2006 consisted primarily of a net increase in the amounts drawn on our bank lines of credit, proceeds from the exercise of Series F warrants and the exercise of stock options, partially offset by the final dividend payments on Series F Preferred Stock. Financing activities in the first quarter of 2005 consisted primarily of a net increase in the amounts drawn on our bank lines of credit and proceeds from the exercise of stock options, partially offset by the payment of cash dividends and payments on capital leases.

Our cash balances at March 31, 2006 were $7.5 million, including cash of $2.8 million drawn against our bank line of credit. In March 2006, we extended our bank line of credit agreement which will now expire on March 3, 2008. We have warrants outstanding from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. We believe our existing cash, plus our ability to reduce costs, and our bank line will be sufficient to meet our funding requirements at least through March 31, 2007. If we can return to profitability and revenue growth, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increasing expenses including more employees to support our growth and increases in salaries, benefits, and related support costs for employees. If we cannot return to profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. Should the need arise, we cannot assure you that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Although we do not anticipate the need to raise additional capital at this time to fund our operations, we may raise additional capital if market conditions are appropriate.

(Index)

Our contractual cash obligations at March 31, 2006 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Capital leases	$ 15,600	$ 9,700	$ 5,900	$ --	$ --
Operating leases	331,700	331,700	--	--	--
Unconditional purchase obligations with contract manufacturers	1,232,900	1,232,900	--	--	--
Total contractual cash obligations	$ 1,580,200	$ 1,574,300	$ 5,900	$ --	$ --

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Stock Based Compensation

On January 1, 2006, we adopted SFAS 123R for the fiscal year ended December 31, 2006. SFAS 123R requires all share-based awards to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date. Under SFAS 123R, we use a binomial lattice valuation model to estimate fair value of stock option grants made on or after January 1, 2006. The binomial lattice model incorporates estimates for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these estimates will affect the calculation of the fair value of our stock option grants. The fair value of stock option grants outstanding as of the effective date is estimated using the Black-Scholes option pricing model used under SFAS 123. We adopted the modified prospective recognition method and implemented the provisions of SFAS 123R beginning with the first quarter of 2006.

Adoption of SFAS 123R resulted in stock-based compensation expense of $326,000 in the first quarter of 2006, and had a material impact on our consolidated financial position, results of operations and cash flows. We expect that the adoption of FAS 123R will continue to have a material impact on our reported results in future quarters. See Note 3 for additional information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods.

(Index)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended March 31, 2006, a decline of 1% in interest rates would reduce our quarterly interest income by approximately $12,000.

Our bank credit line facilities of up to $4.0 million have variable interest rates based upon the lender's index rate plus 0.5% for both the domestic line (up to $2.5 million) and the international line (up to $1.5 million). Accordingly, interest rate increases would increase our interest expense on outstanding credit line balances. We utilized our credit line facility only at the end of the quarter in the first quarter of 2006 and the end of each quarter in 2005, and therefore did not subject ourselves to interest rate exposure. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $10,000 for each $1 million of borrowings, if outstanding for the entire year, against our bank credit facility or a maximum of $40,000 if we utilized our entire credit line.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros, we pay the expenses of our European subsidiary in Euros, and we expect to enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. To date these balances have been small, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and subsidiary expenses at the beginning, during and at the end of the quarter ended March 31, 2006, an adverse change of 10% in exchange rates would result in a decrease in our net income for the first quarter of approximately $53,000, if left unprotected. For the first quarter of 2006 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net gain of $3,000. We hedge a significant portion of our European receivable balances denominated in Euros to reduce the foreign currency risk associated with these assets. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take additional actions to mitigate these risks.

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

(Index)

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There are no material changes to the risk factors described in Part I, "Item 1A. Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The risk factor below titled, "Failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price," has been updated to reflect that under our current status as a non-accelerated filer, the requirement under Section 404 of the Sarbanes-Oxley Act that our Independent Registered Public Accounting Firm issue a report on the annual assessment by management of the design and effectiveness of internal controls over financial reporting, is no longer in effect, and therefore the reference has been deleted. The presentation of numerical amounts and percentages in the following risk factors below titled: "A significant portion of our revenue currently comes from two distributors, and any decrease in revenue from these distributors could harm our business;" "Our operating results could be harmed by economic, political, regulatory and other risks associated with export sales;" "The sale of a substantial number of shares of Common Stock could cause the market price of our Common Stock to decline;" and "Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock," have been updated to reflect first quarter 2006 information.

The risks described in our Annual Report on Form 10-K and updated in this Report on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

We have a history of operating losses, and may not achieve ongoing profitability.

We were unprofitable in the first quarter of 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was our first profitable year in our history, but only to the extent of $288,000. Prior to 2004 we have incurred significant operating losses in each financial period since our inception. To achieve ongoing profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

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

(Index)

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

Our success is dependent upon the ability of third-parties in the mobile personal computer industry to complete development of products that include or are compatible with our technology and then to sell these products into the marketplace. Our ability to generate increased revenue depends significantly on the commercial success of Windows-mobile handheld devices, particularly the Pocket PC and other devices, such as the line of handhelds with expansion options offered by Palm and the adoption of smartphones for business use. If manufacturers are unable or choose not to ship new products such as Pocket PC and other Windows-mobile devices or Palm devices on schedule, or experience difficulties with new product transitions that cause delays in the market as we experienced in 2005 and the first quarter of 2006, or if these products fail to achieve or maintain market acceptance, the number of our potential new customers would be reduced and we would not be able to meet our sales expectations.

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

(Index)

In the first quarter of 2006 we began to expense options granted under our employee stock plans as compensation, and as a result our net income and earnings per share were negatively affected, we may continue to have net losses as a result of the requirement to expense options, and may find it necessary to change our business practices to attract and retain employees.

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options has adversely affected our net income and earnings per share in the first quarter of 2006, will continue to adversely affect future quarters, and will make profitability harder to achieve or make our net losses worse. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

A significant portion of our revenue currently comes from two distributors, and any decrease in revenue from these distributors could harm our business.

A significant portion of our revenue comes from two distributors, Tech Data Corp. and Ingram Micro, Inc., which together represented approximately 41 and 42 percent of our worldwide revenue in the first quarter of 2006 and fiscal year 2005, respectively. We expect that a significant portion of our revenue will continue to depend on sales to Tech Data Corp. and Ingram Micro, Inc. We do not have long-term commitments from Tech Data Corp. or Ingram Micro, Inc. to carry our products. Either could choose to stop selling some or all of our products at any time, and each of these companies also carries competitive products. If we lose our relationship with Tech Data Corp. or Ingram Micro, Inc., we would experience disruption and delays in marketing our products.

If the market for mobile computers fails to grow, we will not achieve our sales projections.

Substantially all of our products are designed for use with mobile personal computers, including handhelds, notebook computers, tablets and smartphones. If the mobile personal computer industry does not grow, if its growth slows, or if product or operating system changeovers by mobile computer manufacturers and partners cause delays in the market, as we experienced in 2005 and in the first quarter of 2006, we will not achieve our sales projections.

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

We have devoted significant research and development resources to design activities for Windows-mobile products and, more recently, to design activities for Palm devices, smartphones using Windows Mobile and Symbian System 60 and 80 operating systems, and handheld computers from Research-in-Motion. Such design activities have diverted financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft, Palm, Symbian or Research-in-Motion is obligated to continue the collaboration or to support the products produced from the collaboration. Consequently, these organizations may terminate their collaborations with us for a variety of reasons, including our failure to meet agreed-upon standards or for reasons beyond our control, such as changing market conditions, increased competition, discontinued product lines, and product obsolescence.

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

(Index)

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

Export sales (sales to customers outside the United States) accounted for approximately 30 percent of our revenue in the first quarter of 2006 and 35 percent of our revenue in the fiscal year 2005. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

We have evaluated and will continue to evaluate our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the design and effectiveness of our internal controls over financial reporting. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

As of April 28, 2006, we had 31,558,992 shares of Common Stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of April 28, 2006, we had 9,105,995 shares subject to outstanding options under our stock option plans, and 644,206 shares were available for future issuance under the plans. We have registered the shares of Common Stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of April 28, 2006, we had warrants outstanding to purchase a total of 1,238,712 shares of our Common Stock at exercise prices ranging from $0.722 to $2.73. All such warrants may be exercised at any time, and the shares issuable upon exercise may be resold, either without restrictions or subject, in some cases, only to S-3 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2005 through April 28, 2006, our Common Stock price fluctuated between a high of $2.04 and a low of $0.88. The trading price of our Common Stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

(Index)

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company, held at the Company's Newark, California, facilities on April 19, 2006, the stockholders elected seven directors to serve until the next annual meeting of stockholders (Item 1), and ratified the appointment of Moss Adams LLP to serve as the independent public accountants of the Company for the fiscal year ending December 31, 2006 (Item 2). Total voting shares on the record date of February 21, 2006 consisted of 30,228,709 common shares and 82,330 shares of Series F preferred stock issued and outstanding. Each share of common stock was entitled to one vote, and each share of Series F was entitled to ten votes, for an aggregate total of 31,052,009 voting shares. A total of 24,356,061 shares or 78.44% of outstanding shares were present or voting by proxy. Results of the stockholder vote were as follows:

ITEM 1:	FOR	WITHHELD	RESULT
Election of Directors:
Charlie Bass (1)(3)	23,741,524	614,537	Elected
Kevin Mills	23,890,364	465,697	Elected
Micheal Gifford	23,994,625	361,436	Elected
Gianluca Rattazzi (1)(3)	24,039,750	316,311	Elected
Leon Malmed (1)(3)	24,027,550	328,511	Elected
Enzo Torresi (2)(3)	23,938,170	417,891	Elected
Peter Sealey (2)(3)	23,936,785	419,276	Elected
(1) Denotes member of Audit Committee (2) Denotes member of Compensation Committee (3) Denotes member of Nominating Committee

ITEM 2:	FOR	AGAINST	ABSTAIN	RESULT
Appoint Moss Adams LLP as the Company's independent auditors for the 2006 fiscal year. Required approval of a majority of votes cast for approval.	24,322,107	27,870	6,084	Approved

(Index)

Item 6. Exhibits

Exhibits

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCKET COMMUNICATIONS, INC.
Registrant

Date: May 12, 2006	/s/ Kevin J. Mills
Kevin J. Mills President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 12, 2006	/s/ David W. Dunlap
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