Form 10-Q
period 2006-06-30
SOCKET COMMUNICATIONS INC
filed 2006-08-14
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Number of shares of common stock ($0.001 par value) outstanding as of July 31, 2006 was 31,847,472 shares.

(Index)

Item 1. Financial Statements (Unaudited)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2006 (Unaudited)	December 31, 2005*
ASSETS
Current assets:
Cash and cash equivalents	$ 7,254,040	$ 6,833,193
Accounts receivable, net	3,063,690	2,952,429
Inventories	2,486,620	2,195,394
Prepaid expenses and other current assets	268,846	315,287
Total current assets	13,073,196	12,296,303

Property and equipment:
Machinery and office equipment	1,949,105	1,821,367
Computer equipment	972,145	913,389
	2,921,250	2,734,756
Accumulated depreciation	(2,011,098)	(2,106,914)
Property and equipment, net	910,152	627,842

Intangible technology, net	676,852	748,937
Goodwill	9,797,946	9,797,946
Other assets	170,696	163,754
Total assets	$ 24,628,842	$ 23,634,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 3,173,399	$ 2,616,421
Accrued payroll and related expenses	817,391	729,768
Bank line of credit	2,226,208	2,308,771
Deferred income on shipments to distributors	1,127,115	1,114,450
Current portion of deferred rent and capital leases	26,360	42,639
Total current liabilities	7,370,473	6,812,049

Long term portion of deferred rent and capital leases	3,389	8,372

Commitments and contingencies
Stockholders' equity:

Series F Convertible Preferred Stock, $0.001 par value: Authorized shares - 276,269, Issued and outstanding shares - none at June 30, 2006 and 82,330 at December 31, 2005	--	82
Common stock, $0.001 par value: Authorized shares - 100,000,000, Issued and outstanding shares - 31,836,133 at June 30, 2006 and 30,223,709 at December 31, 2005	31,836	30,224
Additional paid-in capital	51,940,579	50,673,487
Accumulated deficit	(34,717,435)	(33,889,432)
Total stockholders' equity	17,254,980	16,814,361
Total liabilities and stockholders' equity	$ 24,628,842	$ 23,634,782
_________________________
*Derived from audited consolidated financial statements

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$ 6,855,028	$ 6,580,414	$ 13,613,719	$ 12,562,610
Cost of revenue	3,453,923	3,268,756	6,839,067	6,203,060
Gross profit	3,401,105	3,311,658	6,774,652	6,359,550

Operating expenses:
Research and development	1,378,791	897,882	2,515,348	1,787,010
Sales and marketing	1,840,713	1,557,704	3,603,137	3,192,210
General and administrative	641,633	579,059	1,483,743	1,411,880
Amortization of intangible technology	36,043	36,042	72,086	130,955
Total operating expenses	3,897,180	3,070,687	7,674,314	6,522,055

Operating income (loss)	(496,075)	240,971	(899,662)	(162,505)

Interest income and other	49,915	17,968	86,593	31,475
Interest expense	(2,077)	(857)	(4,281)	(2,596)

Net income (loss)	(448,237)	258,082	(817,350)	(133,626)
Preferred stock dividends	--	(12,174)	(10,653)	(24,374)
Net income (loss) applicable to common stockholders	$ (448,237)	$ 245,908	$ (828,003)	$ (158,000)

Net income (loss) per share applicable to common stockholders:
Basic	$ (0.01)	$ 0.01	$ (0.03)	$ (0.01)
Diluted	$ (0.01)	$ 0.01	$ (0.03)	$ (0.01)
Weighted average shares outstanding:
Basic	31,695,832	30,160,994	31,045,664	30,157,993
Diluted	31,695,832	32,301,424	31,045,664	30,157,993

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2006	2005
Operating activities
Net loss	$ (817,350)	$ (133,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	636,444	--
Depreciation and amortization	317,922	221,801
Amortization of intangibles	72,085	130,956
(Gain) loss on foreign currency translations	(54,118)	115,419
(Gain) loss on forward exchange contracts	17,793	(65,264)
Change in deferred rent	(16,512)	(16,510)

Changes in operating assets and liabilities:
Accounts receivable	(73,695)	632,898
Inventories	(291,226)	392,675
Prepaid expenses and other current assets	46,441	10,481
Other assets	(6,942)	(35,844)
Accounts payable and accrued expenses	567,366	174,714
Accrued payroll and related expenses	87,623	37,118
Deferred income on shipments to distributors	12,665	120,757
Net cash provided by operating activities	498,496	1,585,575

Investing activities
Purchase of equipment and tooling	(600,232)	(266,216)
Net cash used in investing activities	(600,232)	(266,216)

Financing activities
Payments on capital leases and equipment financing notes	(4,750)	(4,533)
Gross proceeds from bank line of credit	4,973,534	5,509,300
Gross payments on bank line of credit	(5,056,097)	(6,162,572)
Proceeds from stock options exercised	48,076	23,415
Proceeds from warrants exercised	584,102	--
Dividends paid	(22,682)	(24,400)
Net cash provided by financing activities	522,183	(658,790)

Effect of exchange rate changes on cash and cash equivalents	400	(45,357)
Net increase in cash and cash equivalents	420,847	615,212

Cash and cash equivalents at beginning of period	6,833,193	5,931,752
Cash and cash equivalents at end of period	$ 7,254,040	$ 6,546,964

Supplemental cash flow information
Cash paid for interest	$ 4,281	$ 2,595

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

At June 30, 2006, options issued to employees for 9,020,755 shares were outstanding, of which 6,431,681 were exercisable. The weighted average fair value of the individual options issued and outstanding during the three and six months ended June 30, 2006 was estimated at $1.69 and $1.72, respectively. The fair values were determined using a binomial lattice valuation model for options granted during the first six months of 2006, and a Black-Scholes valuation model for options granted prior to the first quarter of 2006. Weighted average assumptions for options issued and outstanding during the three and six months ended June 30, 2006 are shown below:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Risk-free interest rate (%)	3.51%	3.49%
Dividend yield	--	--
Volatility factor	1.2	1.2
Expected option life (years)	4.8	4.9

Total stock-based compensation expense recognized in our consolidated statement of income for the three and six months ended June 30, 2006 are as follows:

Income Statement Classification	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of revenue	$ 23,295	$ 47,691
Research and development	87,729	182,696
Sales and marketing	107,311	240,567
General and administrative	92,296	165,490
Total	$ 310,631	$ 636,444

Prior to January 1, 2006 the Company accounted for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and the Company adopted the disclosure-only alternative described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under APB 25, the Company generally did not record compensation expense, because the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of grant. Pro forma information regarding net loss and loss per share available to common stockholders was required by SFAS 123, and such information has been determined as if the Company had accounted for its employee stock options under the fair value method.

(Index)

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's per share results for the three and six months ended June 30, 2005 would have changed to the pro forma net loss amounts indicated below:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss) applicable to common stockholders, as reported	$ 245,908	$ (158,000)
Stock-based employee compensation expense determined under fair value based method	(384,671)	(1,562,451)
Pro forma net loss applicable to common stockholders	$ (138,763)	$ (1,720,451)

Basic net income (loss) per share, as reported	$ 0.01	$ (0.01)
Diluted net income (loss) per share, as reported	$ 0.01	$ (0.01)
Pro forma basic and diluted net loss per share	$ (0.00)	$ (0.06)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. Weighted average assumptions for the three and six months ended June 30, 2005 is presented below:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Risk-free interest rate (%)	3.85%	3.78%
Dividend yield	--	--
Volatility factor	1.0	1.0
Expected option life (years)	4.5	4.5

NOTE 4 - Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	June 30, 2006	December 31, 2005
Raw materials and subassemblies	$ 2,207,265	$ 1,910,653
Finished goods	279,355	284,741
	$ 2,486,620	$ 2,195,394

(Index)

NOTE 5 - Bank Financing Arrangements

On March 3, 2006, the Company agreed with its bank to extend the term of the existing credit facility by an additional year, which will now expire on March 3, 2008. The credit facility under the credit agreement allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables, up to a maximum of $2,500,000 and $1,500,000, respectively, at the lender's index rate based on prime plus 0.5%. The rates in effect at June 30, 2006 were 8.75% on both the domestic and international lines. At June 30, 2006, outstanding amounts borrowed under the lines were $1,515,794 and $710,414, respectively, which were the approximate amounts available on the lines. These amounts outstanding at June 30, 2006 were repaid in July 2006. At December 31, 2005, outstanding amounts borrowed under the lines were $1,358,984 and $949,787, respectively, which were the approximate amounts available on the lines. These amounts outstanding at December 31, 2005 were repaid in January 2006. The Company used the credit facility only at the end of the first and second quarters in 2006, and the end of each quarter in fiscal year 2005. Under the credit agreement, the Company must maintain quarterly minimum tangible net worth equal to $5,400,000, plus 50% of quarterly net profits and 50% of net proceeds from equity and subordinated debt financing transactions beginning with the quarter ending March 31, 2006. The Company was in compliance with the quarterly tangible net worth requirement at the end of the first and second quarters of 2006.

NOTE 6 - Series F Convertible Preferred Stock Financing

On March 21, 2003, the Company sold 276,269 units of securities at a price of $7.22 per unit (total of $2,000,000 gross cash proceeds) in a private equity placement. Each unit consisted of one share of the Company's Series F convertible preferred stock (the "Series F Preferred Stock") and a three-year warrant to purchase three shares of the Company's common stock. Two directors of the Company invested an aggregate of $115,000 in the financing. Each share of Series F Preferred Stock was convertible, in whole or in part, into 10 shares of common stock at the option of the holder at any time for a period of three years following the date of sale, with a mandatory conversion date on March 21, 2006. The holders of Series F Preferred Stock had voting rights equal to the number of shares of common stock issuable upon conversion. The originally issued Series F Preferred Stock was convertible into a total of 2,762,690 shares of common stock at a conversion price of $0.722 per share, subject to certain adjustments. An additional 828,807 shares of common stock were issuable upon exercise of the originally issued warrants at an exercise price of $0.722 per share. In addition, the Company issued five-year warrants to the placement agent to acquire up to 718,300 shares of common stock at $0.722 per share.

On March 21, 2006, the remaining outstanding shares of Series F Preferred Stock automatically converted into common stock, resulting in the issuance of 823,300 shares of common stock. During the first quarter of 2006, holders elected to exercise the remaining outstanding three-year warrants resulting in the issuance of 461,022 shares of common stock.

Dividends accrued on the Series F Preferred Stock at the rate of 8% per annum and were payable quarterly in cash or in common stock, at the option of the Company. Final dividends on the Series F Preferred Stock up through the date of mandatory conversion in the first quarter 2006 were $10,653, and were paid in cash prior to the end of the first quarter. Dividends for the three and six months ended June 30, 2005 were $12,174 and $24,374, respectively, which were paid in cash subsequent to the end of each of the respective quarters.

(Index)

NOTE 7 - Intangible Assets

Intangible assets at June 30, 2006 consist of a patent purchased in 2004 for $600,000 covering the design and functioning of plug-in bar code scanners, bar code imagers and RFID products, which is being amortized on a straight line basis over its estimated life of ten years; intangible assets of $570,750 remaining from a prior acquisition in 2000 consisting of developed software and technology with estimated lives at the time of acquisition of 8.5 years; and a licensing agreement with a book value of $38,000, which was reclassified as an intangible asset at December 31, 2004 and is being amortized over its remaining life of three years.

Amortization of all intangible assets for the three and six months ended June 30, 2006 was $36,043 and $72,086, respectively, compared to $36,042 and $130,955, respectively, for the same periods in 2005. Intangible assets as of June 30, 2006 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Patent	$ 600,000	$ (120,000)	$ 480,000
Project management tools	570,750	(386,095)	184,655
Licensing agreement	114,342	(102,145)	12,197
Intangible technology	$1,285,092	$ (608,240)	$ 676,852

Based on definite lived intangible assets recorded at June 30, 2006, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2006 (six months remaining)	$ 68,361
2007	134,557
2008	127,147
2009	76,787
2010	60,000
2011 and beyond	210,000
$ 676,852

(Index)

NOTE 8 - Net Income (Loss) Per Share Applicable to Common Stockholders

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$ (448,237)	$ 258,082	$ (817,350)	$ (133,626)
Preferred stock dividends	--	(12,174)	(10,653)	(24,374)
Net income (loss) applicable to common stockholders	$ (448,237)	$ 245,908	$ (828,003)	$ (158,000)

Denominator:
Weighted average common shares outstanding used in computing net income (loss) per share
Basic	31,695,832	30,160,994	31,045,664	30,157,993
Diluted	31,695,832	32,301,424	31,045,664	30,157,993

Basic net income (loss) per share	$ (0.01)	$ 0.01	$ (0.03)	$ (0.01)
Diluted net income (loss) per share	$ (0.01)	$ 0.01	$ (0.03)	$ (0.01)

For the three and six months ended June 30, 2006, and the six months ended June 30, 2005, the diluted net loss per share is equivalent to the basic net loss per share, because the Company experienced losses in these periods and thus no potential common shares underlying stock options, warrants, or convertible preferred stock have been included in the net loss per share calculation as their effect is anti-dilutive. Therefore, options and warrants to purchase 10,137,677 and 9,573,019 shares of common stock at June 30, 2006 and 2005, from the exercise of stock options, warrants, and conversion of preferred stock have been omitted from the net loss per share calculation.

NOTE 9 - Income Taxes

There were no provisions for income taxes for the three and six months ended June 30, 2006 due to the year to date net losses. The Company was not profitable in fiscal 2005, was profitable in 2004, and was not profitable in 2003 and all prior periods. The Company has maintained a full valuation allowance for all deferred tax assets.

(Index)

NOTE 10 - Segment Information

The Company operates in one segment - data collection and connection solutions for mobile electronic devices. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Information regarding geographic areas for the three and six months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2006	2005	2006	2005
United States	$ 4,973,927	$ 4,013,266	$9,714,050	$ 8,048,808
Europe	1,460,363	1,994,414	2,844,686	3,359,893
Asia and rest of world	420,738	572,734	1,054,983	1,153,909
Total revenues	$ 6,855,028	$ 6,580,414	$ 13,613,719	$ 12,562,610

Export revenues are attributable to countries based on the location of the customers. The Company does not hold long-lived assets in foreign locations.

Major customers who accounted for at least 10% of the Company's total revenues during the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Tech Data	32%	32%	29%	31%
Ingram Micro	13%	13%	14%	12%
Intermec Technologies Corp.	11%	*	*	*

(Index)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements forecasting future financial results and operating activities, market acceptance of our products, expectations for general market growth of handheld computers and other mobile computing devices, growth in demand for our products, expansion of the markets that we serve, expansion of the distribution channels for our products, adoption of our embedded products by third-party manufacturers of electronic devices, and the timing of the introduction and availability of new products, as well as other forecasts discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "may," "will," "predicts," "anticipates," "expects," "intends," "plans," believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management's beliefs, and assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Factors that could cause actual results and outcomes to differ materially include, but are not limited to, the risk of delays in the availability of our products due to technological, market or financial factors including, the availability of necessary working capital, our ability to successfully introduce and market future products, our ability to effectively manage and contain our operating costs, the availability of announced third-party handheld computer hardware and software that our products are intended to work with, product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with, continued growth in demand for handheld computers, market acceptance of emerging standards such as Bluetooth and Wireless LAN and of our related connection and data collection products, the ability of our strategic relationships to benefit our business as expected, our ability to enter into additional distribution relationships, or other factors described in this Form 10-Q including "Item 1A. Risk Factors" and recent 8-K and 10-K reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the interim condensed consolidated financial statements and notes included elsewhere in this report, the Company's annual financial statements in the 10-K, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

Revenue

We design, manufacture and sell data collection and connectivity products for use with mobile electronic devices, including handheld computers, tablet computers, notebook computers, and smartphones. We sell embedded products that are designed to be built into third-party mobile electronic devices, and we also design, manufacture and sell serial products that connect mobile electronic devices to peripheral and other electronic devices. Total revenue for the three and six months ended June 30, 2006 of $6.9 million and $13.6 million, respectively, represented increases of 4% and 8% from revenue of $6.6 million and $12.6 million for the corresponding periods one year ago.

(Index)

Our products may be classified into four broad product families:

  Our data collection products consist of: 1) bar code scanning products that plug into or connect wirelessly to handheld computers, tablet computers, notebook computers and smartphones and turn these devices into portable bar code scanners that can be used in various retail and industrial workplaces; 2) Radio Frequency Identification (RFID) plug-in products that read and write to RFID tags; 3) a combination plug-in bar code scanner and RFID reader-writer; and 4) a plug-in magnetic stripe reader. We have developed extensive bar code scanning software called SocketScan that supports all of our data collection products and have software developer kits that assist developers in integrating our SocketScan software into their applications. Our bar code scanning products include CompactFlash and SDIO Card plug-in bar code scanners for linear and two-dimensional bar code scanning, a stand alone hand held bar code scanner that connects to computing devices using the Bluetooth standard for short-range wireless connectivity, and a cordless ring scanner using Bluetooth wireless technology. Data collection products represented approximately 37 percent of our revenue for both the three and six month periods ended June 30, 2006.
  Our connectivity products are connection devices that can be plugged into standard expansion slots in handheld computers, tablet computers, notebook computers and smartphones or connect to these devices over wireless and wired connections. These products allow users to connect their devices to the Internet via mobile or wired phone services, or to private networks, or to communicate with other electronic devices such as desktop computers, other handheld, tablet and notebook computers, smartphones and printers. Wireless connection products include plug-in cards using the Bluetooth standard for short-range wireless connectivity, and plug-in cards for connecting to local wireless networks using the Wireless LAN 802.11b/g (or Wi-Fi) standards along with extensive communications software enabling the use of these products. Cable connection products include modems for telephone connections and Ethernet cards for local area network connections. Our Bluetooth technology products are of two types - those that add Bluetooth technology to mobile devices and those that work with devices that are Bluetooth-enabled. Those that add Bluetooth technology include our CompactFlash and SDIO Bluetooth plug-in cards, our Bluetooth embedded modules, and our Bluetooth USB adapter for Windows notebooks and desktops. Bluetooth and wireless LAN connection functions are built into many mobile devices which may reduce the demand for these categories of plug-in products. Our cordless modem and cordless serial adapter connectivity products utilize Bluetooth wireless technology as a connection mechanism to work with other Bluetooth-enabled products. Connectivity products represented approximately 31 percent and 30 percent of our revenue for the three and six month periods ended June 30, 2006.

(Index)

  Our OEM embedded products and services consist of Bluetooth cards and modules, WLAN cards, interface chips, and engineering design services. Our Bluetooth cards and modules, and our WLAN cards, allow manufacturers of handheld computers and other devices to build wireless connection functions into their products using the Bluetooth and WLAN standards for wireless connectivity. Our interface chips allow manufacturers of wide area network cards and other devices to transfer information to and from handheld or notebook computers. We are developing modules using Wireless LAN standards for wireless connectivity that are expected to begin shipping in the second half of 2006. Embedded products and services represented approximately 22 percent of our revenue in both the three and six month periods ended June 30, 2006.
  Our serial products add connection ports to a notebook, tablet or handheld computer that allow users to connect these portable computers to standard peripherals or to other electronic devices with serial connections over cables or using Bluetooth wireless technology for short-range wireless connectivity. Serial products represented approximately 10 percent and 11 percent of our revenue for the three and six month periods ended June 30, 2006.

Our data collection product revenues were $2.6 million for the three months ended June 30, 2006, a decrease of 9% compared to $2.8 million for the same period one year ago. Revenue declines totaling $0.5 million were due to decreases in sales of our Cordless Hand Scanner, our In-Hand Scan Imager card, and our SDIO In-Hand Scan card. Partially offsetting these decreases were increases in sales of our In-Hand Scan card and sales of our Cordless Ring Scanner, which began shipping in the fourth quarter of 2005. Our data collection product revenues were $5.1 million for the six month period ended June 30, 2006, an increase of 2% compared to $5.0 million for the same period one year ago. Revenue increases totaling $0.4 million were due to increases in sales of our In-Hand Scan card and our Cordless Ring Scanner, partially offset by declines in sales of our Cordless Hand Scanner, our SDIO In-Hand Scan card, and our In-Hand Scan Imager card. The introduction of an operating system upgrade, Windows Mobile 5.0, announced in September 2005 by the major PDA manufacturers, continued to slow customer deployments through the second quarter of 2006, as third party applications continued to be modified and tested with the new operating system. In addition, transition to lead-free products to comply with the Reduction of Hazardous Substances (RoHS) rules being implemented in Europe and around the world limited the availability of units by the major PDA manufacturers until late in the second quarter of 2006. Our scanning products are sold both through general distribution and through value added resellers who contract with customers to provide scanning solutions. Our products are becoming more widely adopted by the value added reseller community for lightweight portable scanning.

Our connectivity product revenues were $2.1 million for the three months ended June 30, 2006, a decrease of 3% compared to $2.2 million for the same period one year ago. Revenue declines for the comparable three months are attributed to declines of $0.4 million in sales of Cordless GPS receiver with navigation kit, and slight declines in sales of our Ethernet plug-in products and Bluetooth plug-in products, partially offset by increases of $0.3 million in sales of our Modem plug-in products, and slight increases in sales of our Wireless LAN products. Our connectivity product revenues were $4.1 million for the six months ended June 30, 2006, a decline of 4% compared to $4.3 million for the same period one year ago. Revenue declines for the comparable six months are attributed to declines of $0.6 million in sales of Cordless GPs receiver with navigation kit, and slight declines in sales of our Ethernet plug-in products, partially offset by increases of $0.3 million in sales of our Modem plug-in products, and slight increases in sales of our Wireless LAN products and Bluetooth plug-in products. The introduction of an operating system upgrade, Windows Mobile 5.0, announced in September 2005 by the major PDA manufacturers, continued to slow customer deployments through the second quarter of 2006 as third party applications continue to be modified and tested with the new operating system. In addition, transition to lead-free products to comply with the Reduction of Hazardous Substances (RoHS) rules being implemented in Europe and around the world limited the availability of units by the major PDA manufacturers until late in the second quarter of 2006.

(Index)

Our OEM embedded products and services revenues were $1.5 million for the three months ended June 30, 2006, an increase of 111% compared to $0.7 million in the same period one year ago. Our embedded products and services revenues were $3.0 million for the six month period ended June 30, 2006, and increase of 91% compared to $1.6 million for the same period one year ago. Revenue growth of $0.8 million and $1.5 million for the three and six month periods in 2006 from sales of our Bluetooth modules was due to increased manufacturing volumes of industrial ruggedized PDAs by our customers, partially offset by declines in sales of our proprietary ASIC chip due to customers choosing higher speed alternative ASIC solutions beginning in the latter half of 2005. We expect continued reduced levels of chip sales for 2006 due to limited marketability of this ASIC solution.

Our serial product revenues were $0.7 million for the three months ended June 30, 2006, a decrease of 18% compared to $0.8 million for the same period one year ago. Our serial product revenues were $1.4 million for the six month period ended June 30, 2006, a decrease of 16% compared to $1.7 million for the same period one year ago. Revenue decreases of $0.1 million and $0.3 million from the three and six month comparable periods in 2005, were from declining sales of our standard serial PC Card products. Sales of our cordless Bluetooth serial adapter were flat in the comparable periods. Overall serial product revenues have declined successively in fiscal 2005 and in the first six months of fiscal 2006 from 2004 levels. Standard peripheral connection cards are primarily sold to connect peripheral devices or other electronic equipment to notebook computers.

Gross Margins

Gross margins for both the three and six month periods ended June 30, 2006 were 50%, compared to margins of 50% and 51% in the comparable periods in 2005. Margin reductions primarily reflect higher accruals for inventory reserves in the first six months of 2006 compared to the same period in 2005. Higher reserves in the first and second quarters of 2006 reflect excess non-RoHS compliant inventories estimated at the end of the first and second quarters of 2006. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases.

Research and Development Expense

Research and development expense for the three months ended June 30, 2006 was $1.4 million, an increase of 54% compared to research and development expense of $0.9 million in the corresponding period one year ago. Research and development expense for the six months ended June 30, 2006 was $2.5 million, an increase of 41% compared to research and development expense of $1.8 million in the corresponding period one year ago. Increases in personnel costs of $0.1 million and $0.2 million in the three and six months ended June 30, 2006 related primarily to the recognition of stock-based compensation expense resulting from the adoption and implementation of SFAS 123R beginning January 1, 2006. Additional increases were from increased equipment costs, outside services, and consulting and professional fees reflecting increased development activities. Expenses are expected to decrease in the third quarter of 2006 from second quarter levels.

(Index)

Sales and Marketing Expense

Sales and marketing expense for the three months ended June 30, 2006 was $1.8 million, an increase of 18% compared to sales and marketing expense of $1.6 million in the corresponding period one year ago. Sales and marketing expense for the six month period ended June 30, 2006 was $3.6 million, an increase of 13% compared to sales and marketing expense of $3.2 million in the corresponding period one year ago. Half of the overall increase in the comparable three and six month periods was related to stock-based compensation expense recognized in 2006 resulting from the adoption and implementation of SFAS 123R beginning January 1, 2006. Personnel and advertising and promotion expenses also increased reflecting higher sales levels. Expenses are expected to remain flat in the third quarter of 2006 from second quarter levels.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2006 was $0.6 million, an increase of 11% compared to the corresponding period one year ago. General and administrative expense for the six month period ended June 30, 2006 was $1.5 million, an increase of 5% compared to general and administrative expense in the corresponding period one year ago. Increases in personnel costs of $0.1 million and $0.2 million in the three and six months ended June 30, 2006 were from stock-based compensation expense recognized in the first two quarters of 2006 resulting from the adoption and implementation of SFAS 123R beginning January 1, 2006. Partially offsetting these increases in the comparable six month periods were reduced professional fees related to Sarbanes-Oxley compliance requirements in 2005. Expenses are expected to remain flat in the third quarter of 2006 from second quarter levels.

Amortization of Intangibles

In July 2004 we acquired a patent which covers the design and functioning of plug-in bar code scanners, bar code imagers and RFID products. The patent was purchased for $600,000 and has been capitalized as an intangible asset. The patent is being amortized on a straight line basis over a ten year period. Intangible assets of $570,750 remaining from a prior acquisition in 2000 consist of developed software and technology with estimated lives at the time of acquisition of 8.5 years. At December 31, 2004, a licensing agreement with a book value of $38,000 was reclassified as an intangible asset and is being amortized over its remaining life of three years. During the first quarter of 2002, we acquired intangible assets in conjunction with the acquisition of Nokia's CompactFlash Bluetooth Card business and related product line technology valued at $980,000. Estimated useful lives of the acquired assets at the time of acquisition ranged from one to three years. At March 31, 2005, all components of the acquired Nokia intangibles were fully amortized. Amortization charges for all acquired intangibles for the three and six months ended June 30, 2006 were $36,000 and $72,000, respectively, compared to $36,000 and $131,000, for the same periods one year ago. The lower amortization charges in 2006 are due to components of intangible property becoming fully amortized.

Interest Income, Interest Expense, Net

Interest income reflects interest earned on cash balances. Interest income of $50,000 and $87,000 for the three and six month periods ended June 30, 2006, respectively, compared to interest income of $18,000 and $31,000, respectively, for the comparable periods one year ago. Higher levels of interest income reflects higher average levels of cash on hand combined with higher rates of return in the three and six months of 2006 compared to the same periods in 2005.

(Index)

Interest expense of $2,100 and $4,300 for the three and six months ended June 30, 2006 respectively, compared to interest expense of $900 and $2,600, respectively, for the comparable periods one year ago. Interest expense is related to interest on equipment lease financing obligations and interest on amounts drawn on our bank lines of credit. We used our bank lines of credit only at the end of the first and second quarter of 2006, and the end of each quarter in 2005.

Preferred Stock Dividends

Dividends accrued on the Series F Preferred Stock at the rate of 8% per annum and were payable quarterly in cash or in common stock, at the option of the Company. Preferred stock dividends for the six months ended June 30, 2006 reflect dividends of $10,700 on the Series F Preferred Stock up through the date of mandatory conversion in the first quarter 2006, which were paid prior to the end of the first quarter. On March 21, 2006 the outstanding shares of Series F Preferred Stock automatically converted into common stock resulting in the issuance of 823,300 shares of common stock. Dividends on the Series F Preferred Stock for the three and six month periods ended June 30, 2005 were $12,200 and $24,400, respectively, which were paid in cash subsequent to the end of each of those respective quarters.

Income Taxes

There were no provisions for income taxes for the three and six months ended June 30, 2006 due to our year-to-date net losses. We were not profitable in fiscal 2005, profitable in fiscal 2004, and not profitable in fiscal 2003 and all prior periods. We have maintained a full valuation allowance for all deferred tax assets.

Liquidity and Capital Resources

We were unprofitable in the first two quarters of 2006 due in part to the negative impact of the adoption of SFAS 123R on January 1, 2006. We were profitable in two of the quarters in fiscal year 2005, but unprofitable for fiscal year 2005. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception, we have raised approximately $51 million in equity capital. Prior to the first quarter of 2004, we incurred significant quarterly and annual operating losses in every fiscal period. We may continue to be unprofitable in the future.

Cash provided by operating activities was $0.5 million in the first half of 2006 and $1.6 million in the first half of 2005. Cash provided in the first half of 2006 from our net loss adjusted for non-cash items was $0.2 million, compared to $0.3 million in the first half of 2005. Adjustments for non-cash items, including depreciation and amortization, amortization of intangibles, gains and losses on foreign currency forward exchange contracts, changes in deferred rent, and beginning January 1, 2006, stock-based compensation, totaled $1.0 million in the first half of 2006, compared to $0.4 million in the first half of 2005. Changes in working capital balances in the first half of 2006 resulted in a source of cash of $0.3 million, which was primarily from increases in payables and reductions in prepaid and other current assets, partially offset by increases in levels of inventories and receivables. Changes in working capital balances in the first half of 2005 resulted in a source of cash of $1.3 million, which was primarily from decreases in receivables due to early collections from key distributors, reductions in levels of inventory, and increases in payables and deferred revenue on shipments to distributors.

(Index)

Cash used in investing activities was $0.6 million in the first half of 2006, compared to $0.3 million in the first half of 2005. Investing activities in both 2006 and 2005 primarily reflect the cost of new computer hardware and software, and tooling costs.

Cash provided from financing activities was $0.5 million in the first half of 2006, compared to cash used of $0.7 million during the first half of 2005. Financing activities in the first half of 2006 consisted primarily of proceeds from the exercise of warrants and stock options, partially offset by a net decrease in the amounts drawn on our bank lines of credit, and the final dividend payments on Series F Preferred Stock. Financing activities in the first half of 2005 consisted primarily of a net decrease in the amounts drawn on our bank lines of credit, payment of cash dividends, and payments on capital leases partially offset by proceeds from the exercise of stock options.

Our cash balances at June 30, 2006 were $7.3 million, including cash of $2.2 million drawn against our bank line of credit. In March 2006, we extended our bank line of credit agreement which will now expire on March 3, 2008. We have warrants outstanding from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. We believe our existing cash, plus our ability to reduce costs, and our bank line will be sufficient to meet our funding requirements at least through June 30, 2007. If we can return to profitability and revenue growth, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increasing expenses, including more employees to support our growth and increases in salaries, benefits, and related support costs for employees. If we cannot return to profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. Should the need arise, we cannot assure you that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Although we do not anticipate the need to raise additional capital at this time to fund our operations, we may raise additional capital if market conditions are appropriate.

Our contractual cash obligations at June 30, 2006 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Capital leases	$ 13,200	$ 9,800	$ 3,400	$ --	$ --
Operating leases	221,100	221,100	--	--	--
Unconditional purchase obligations with contract manufacturers	920,500	920,500	--	--	--
Total contractual cash obligations	$ 1,154,800	$ 1,151,400	$ 3,400	$ --	$ --

(Index)

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

Adoption of SFAS 123R resulted in stock-based compensation expense of $311,000 and $636,000 for the three and six months ended June 30, 2006, and had a material impact on our consolidated financial position, results of operations and cash flows. We expect that the adoption of FAS 123R will continue to have a material impact on our reported results in future quarters. See Note 3 for additional information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods.

(Index)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended June 30, 2006, a decline of 1% in interest rates would reduce our quarterly interest income by approximately $13,000.

Our bank credit line facilities of up to $4.0 million have variable interest rates based upon the lender's index rate plus 0.5% for both the domestic line (up to $2.5 million) and the international line (up to $1.5 million). Accordingly, interest rate increases would increase our interest expense on outstanding credit line balances. We utilized our credit line facility only at the end of the first and second quarters of 2006, and the end of each quarter in 2005, and therefore did not subject ourselves to interest rate exposure. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $10,000 for each $1 million of borrowings against our bank credit facility, if outstanding for the entire year, or a maximum of $40,000 if we utilized our entire credit line.

(Index)

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in US dollars. However, we require our European distributors to purchase our products in Euros, we pay the expenses of our European subsidiary in Euros, and we expect to enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. To date these balances have been small, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and subsidiary expenses at the beginning, during and at the end of the quarter ended June 30, 2006, an adverse change of 10% in exchange rates would result in a decrease in our net income for the second quarter of approximately $52,000, if left unprotected. For the second quarter of 2006 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net gain of $15,000. We hedge a significant portion of our European receivable balances denominated in Euros to reduce the foreign currency risk associated with these assets. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take additional actions to mitigate these risks.

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

(Index)

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There are no material changes to the risk factors described in Part I, "Item 1A. Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The risk factor below titled, "Failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price," has been updated to reflect that under our current status as a non-accelerated filer, the requirement under Section 404 of the Sarbanes-Oxley Act that our Independent Registered Public Accounting Firm issue a report on the annual assessment by management of the design and effectiveness of internal controls over financial reporting, is no longer in effect, and therefore the reference has been deleted. The presentation of numerical amounts and percentages in the following risk factors below titled: "A significant portion of our revenue currently comes from two distributors, and any decrease in revenue from these distributors could harm our business;" "Our operating results could be harmed by economic, political, regulatory and other risks associated with export sales;" "The sale of a substantial number of shares of common stock could cause the market price of our common stock to decline;" and "Volatility in the trading price of our common stock could negatively impact the price of our common stock," have been updated to reflect information for the six month period ending June 30, 2006.

The risks described in our Annual Report on Form 10-K, as updated in this Report on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

We have a history of operating losses and may not achieve ongoing profitability.

We were unprofitable in the first and second quarters of 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was our first profitable year in our history, but only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. To achieve ongoing profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

We may require additional capital in the future, but that capital may not be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

Although we do not anticipate the need to raise additional capital during the next twelve months to fund our operations, we may incur operating losses in future quarters and may need to raise capital to fund these losses. Our forecasts are highly dependent on factors beyond our control, including market acceptance of our products and sales of handheld computers. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. In addition, the availability of our bank line is dependent upon our meeting certain covenants, including a tangible net worth covenant. Future operating losses could cause us to lose the availability of our bank line as a result of becoming non-compliant with these covenants.

(Index)

If third-parties do not produce and sell innovative products with which our products are compatible, we may not achieve our sales projections.

Our success is dependent upon the ability of third-parties in the mobile personal computer industry to complete development of products that include or are compatible with our technology and then to sell these products into the marketplace. Our ability to generate increased revenue depends significantly on the commercial success of Windows-mobile handheld devices, particularly the Pocket PC and other devices, such as the line of handhelds with expansion options offered by Palm and the adoption of smartphones for business use. If manufacturers are unable or choose not to ship new products such as Pocket PC and other Windows-mobile devices or Palm devices on schedule, or experience difficulties with new product transitions that cause delays in the market as we experienced in 2005 and the first six months of 2006, or if these products fail to achieve or maintain market acceptance, the number of our potential new customers would be reduced and we would not be able to meet our sales expectations.

If we fail to develop and introduce new products rapidly and successfully, we will not be able to compete effectively, and our ability to generate sufficient revenues will be negatively affected.

The market for our products is prone to rapidly changing technology, evolving industry standards and short product life cycles. If we are unsuccessful at developing and introducing new products and services on a timely basis that include the latest technologies conforming to the newest standards and that are appealing to end users, we will not be able to compete effectively, and our ability to generate significant revenues will be seriously harmed.

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

(Index)

Beginning January 1, 2006 we began to expense options granted under our employee stock plans as compensation, and as a result our net income and earnings per share were negatively affected, we may continue to have net losses as a result of the requirement to expense options, and may find it necessary to change our business practices to attract and retain employees.

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options has adversely affected our net income and earnings per share in the first and second quarter of 2006, will continue to adversely affect future quarters, and will make profitability harder to achieve or make our net losses worse. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

A significant portion of our revenue currently comes from two distributors, and any decrease in revenue from these distributors could harm our business.

A significant portion of our revenue comes from two distributors, Tech Data Corp. and Ingram Micro, Inc., which together represented approximately 43 and 42 percent of our worldwide revenue in the first six months of 2006 and fiscal year 2005, respectively. We expect that a significant portion of our revenue will continue to depend on sales to Tech Data Corp. and Ingram Micro, Inc. We do not have long-term commitments from Tech Data Corp. or Ingram Micro, Inc. to carry our products. Either could choose to stop selling some or all of our products at any time, and each of these companies also carries competitive products. If we lose our relationship with Tech Data Corp. or Ingram Micro, Inc., we would experience disruption and delays in marketing our products.

If the market for mobile computers fails to grow, we will not achieve our sales projections.

Substantially all of our products are designed for use with mobile personal computers, including handhelds, notebook computers, tablets and smartphones. If the mobile personal computer industry does not grow, if its growth slows, or if product or operating system changeovers by mobile computer manufacturers and partners cause delays in the market, as we experienced in 2005 and in the first six months of 2006, we will not achieve our sales projections.

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

(Index)

Because we base our staffing and other operating expenses on anticipated revenue, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter. As a result of any of the foregoing factors, or a combination, our results of operations in any given quarter may be below the expectations of public market analysts or investors, in which case the market price of our common stock would be adversely affected.

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

Export sales (sales to customers outside the United States) accounted for approximately 29 percent of our revenue in the first six months of 2006 and 35 percent of our revenue in the fiscal year 2005. Accordingly, our operating results are subject to the risks inherent in export sales, including:

  longer payment cycles;
  unexpected changes in regulatory requirements, import and export restrictions and tariffs;
  difficulties in managing foreign operations;
  the burdens of complying with a variety of foreign laws;
  greater difficulty or delay in accounts receivable collection;
  potentially adverse tax consequences; and
  political and economic instability.

Our export sales are primarily denominated in United States dollars and in Euros for our sales to European distributors. Accordingly, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and therefore potentially less competitive in foreign markets. Declines in the value of the Euro relative to the United States dollar may result in foreign currency losses relating to collection of Euro denominated receivables.

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

As of July 31, 2006, we had 31,847,472 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of July 31, 2006, we had 9,147,965 shares subject to outstanding options under our stock option plans, and 562,756 shares were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of July 31, 2006, we had warrants outstanding to purchase a total of 989,712 shares of our common stock at exercise prices ranging from $0.722 to $2.73. All such warrants may be exercised at any time, and the shares issuable upon exercise may be resold, either without restrictions or subject, in some cases, only to S-3 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144.

Volatility in the trading price of our common stock could negatively impact the price of our common stock.

During the period from January 1, 2005 through July 31, 2006, our common stock price fluctuated between a high of $2.04 and a low of $0.88. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

(Index)

Item 6. Exhibits

Exhibits

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

SOCKET COMMUNICATIONS, INC.
Registrant

Date: August 11, 2006	/s/ Kevin J. Mills
Kevin J. Mills President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 11, 2006	/s/ David W. Dunlap
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