Form 10-K
period 2006-12-31
SOCKET COMMUNICATIONS INC
filed 2007-03-21
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

     Commission file number 1-13810

SOCKET COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3155066
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

39700 Eureka Drive, Newark, CA 94560
(Address of principal executive offices including zip code)

(510) 933-3000
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 Par Value per Share	The NASDAQ Stock Market LLC

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

As of June 30, 2006, the aggregate market value of the registrant's common stock ($0.001 par value) held by non-affiliates of the registrant was $35,844,005 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation Global Market System.

Number of shares of common stock ($0.001 par value) outstanding as of February 28, 2007: 31,883,886 shares

Documents Incorporated by Reference:

Items 10, 11, 12, 13, and 14 of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2007. Such Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as emended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements forecasting future financial results and operating activities, market acceptance of our products, expectations for general market growth of handheld computers and other mobile computing devices, growth in demand for our products, expansion of the markets that we serve, expansion of the distribution channels for our products, adoption of our embedded products by third-party manufacturers of electronic devices, and the timing of the introduction and availability of new products, as well as other forecasts discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "may," "will," "predicts," "anticipates," "expects," "intends," "plans," believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management's beliefs, and assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Factors that could cause actual results and outcomes to differ materially include, but are not limited to: the risk of delays in the availability of our products due to technological, market or financial factors including the availability of necessary working capital; our ability to successfully introduce and market future products; our ability to effectively manage and contain our operating costs; the availability of announced third-party handheld computer hardware and software that our products are intended to work with; product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with; continued growth in demand for handheld computers; market acceptance of emerging standards such as Bluetooth and Wireless LAN and of our related connection and data collection products; the ability of our strategic relationships to benefit our business as expected; our ability to enter into additional distribution relationships; or other factors described in this Form 10-K including "Item 1A. Risk Factors" and recent Form 8-K and Form 10-Q reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the consolidated financial statements and notes included elsewhere in this report, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

Item 1. Business

The Company

We are a producer of mobile systems serving the business market. Mobile systems solutions typically consist of a handheld computer, data collection and connectivity peripherals, and third-party vertical applications software. We have historically offered a wide range of data collection and connectivity peripheral products and embedded products for use with mobile computing devices offered by third-parties. We have announced plans to offer a family of handheld computers with the first product scheduled to ship in the second quarter of 2007. See "Products" for a description of the products that we offer or plan to offer. We work with more than 100 software integration companies that are offering or developing vertical application software for use with handheld computers. Examples of these vertical applications include patient medication administration within the health care industry, retail merchandising such as managing inventory on retail store shelves, sales and field force automation involving the collection and processing of orders or service information from remote locations by sales and service personnel, asset management and inventory control for assets having bar codes or RFID tags, and mobile point of sale applications. These mobile solutions are designed to improve the productivity of business enterprises by automating manual tasks, improving the quality of information collected, and enhancing mobile productivity by processing and transferring information from remote locations and mobile devices to the business enterprise, and then if required, back to the remote locations and mobile devices.

We believe that growth in the mobile workforce, technical advances and cost reductions in mobile devices and networking technologies, and the pervasive use of the Internet are driving broader adoption of mobile data communications. Our products are designed to address the growing need for mobile workforce connectivity by enabling the use of handheld computers to extend data communications capabilities beyond location-dependent wired networks or telephone lines, thereby enabling handheld computer users to enhance their productivity, exploit time sensitive opportunities and improve customer satisfaction. Overall, our products enable the integration of hardware, software and applications into complete mobile data collection and connectivity solutions.

Total employee headcount on December 31, 2006 was 83 people. We subcontract the manufacturing of substantially all of our products to independent third-party contract manufacturers who are located in the U.S., China and Taiwan and who have the equipment, know-how and capacity to manufacture products to our specifications. We market our products through a worldwide network of distributors and resellers, as well as through original equipment manufacturers (OEMs), Vertical Industry Partners and value added resellers. See "Personnel", "Sales and Marketing" and "Manufacturing" for additional information about our personnel, sales and marketing and manufacturing operations.

We have financed our operations since inception primarily from the sale of equity capital and have no long term debt. We also have a receivables based working capital line of credit with a bank that we use to generate additional cash, and we typically draw on this line of credit at the end of each quarter. Our data collection, connectivity and serial products are offered as standard products through general distribution channels and can be supplied within a few weeks of being ordered, so we do not have a large order backlog. Our order backlog at December 31, 2006 was $1.2 million.

Socket Communications, Inc. was founded in March 1992 and reincorporated in Delaware in 1995. We began doing business as Socket Mobile, Inc. in January 2007 to better reflect our market focus on the mobile business market. Our common stock trades on the NASDAQ Global Market under the symbol "SCKT". Our principal executive offices are located at 39700 Eureka Drive, Newark, CA 94560, and our phone number is (510) 933-3000. Our Internet home page is located at http://www.socketmobile.com; however, the information on, or that can be accessed through our home page, is not part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports are available free of charge on or through our Internet home page, as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

Products

Our products may be classified into four broad product families:

  Mobile peripheral products;
  Handheld computer products;
  OEM embedded products; and
  Serial card products.

Our mobile peripheral products consist of data collection products and connectivity products, which together represented approximately 69 percent of our revenue for the year ended December 31, 2006.

Our data collection products enable the electronic collection of data from bar codes, RFID tags, or magnetic stripes and consist of:

  bar code scanning products that plug into or connect wirelessly to handheld computers, tablet computers, notebook computers and smartphones that use Windows Mobile, Windows XP, Windows Tablet, J2ME, or Symbian 60 or Symbian 80 operating systems, and turn these devices into portable bar code scanners that can be used in various retail and industrial workplaces;
  Radio Frequency Identification (RFID) plug-in products that read RFID tags;
  a combination plug-in bar code scanner and RFID reader; and
  a plug-in magnetic stripe reader.

We have developed extensive bar code scanning software called SocketScan that supports all of our data collection products, and have software developer kits that assist third-party developers in integrating our SocketScan software and our hardware products into their applications and solutions. Our bar code scanning products include CompactFlash and SDIO plug-in bar code scanners for linear and two-dimensional bar code scanning, along with a cordless handheld bar code scanner and a ring scanner worn on the index finger, both of which connect to computing systems using the Bluetooth standard for short-range wireless connectivity. Data collection products represented approximately 42 percent, 39 percent, and 40 percent of our revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

Our connectivity products are connection devices that can either be plugged into standard expansion slots in handheld computers, tablet computers, notebook computers and smartphones that use Windows Mobile, Windows XP, Windows Tablet, or Palm operating systems, or connect to these devices over wireless and wired connections. These products allow users to connect their devices to the Internet via mobile or wired phone services, or to private networks, or to communicate with other electronic devices such as desktop computers, other handheld, tablet and notebook computers, smartphones and printers. Our connectivity products include:

  plug-in cards using the Bluetooth standard for short-range wireless connectivity, along with extensive communications software enabling the use of these products;
  plug-in cards for connecting to local wireless networks using the Wireless LAN 802.11b/g (or Wi-Fi) standards along with extensive communications software enabling the use of these products.
  Modems for telephone connections that connect over a cable, and cordless modems that utilize Bluetooth wireless technology to connect a telephone to a Bluetooth-enabled computer or other device; and
  Ethernet cards for local area network connections that connect over a cable.

Bluetooth and wireless LAN connection functions are being built into many third-party mobile devices, which may reduce the demand for these categories of our plug-in products but may increase the demand for our stand-alone Bluetooth products that work with other Bluetooth-enabled devices. Connectivity products represented approximately 27 percent, 34 percent and 32 percent of our revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

Our handheld computer has been designed to address the market for a handheld computer that is neither a consumer-oriented PDA nor a heavy duty industrial device. It features the Microsoft Windows Mobile 5.0 professional operating system to ensure a high level of mobile application compatibility and to give workers a familiar computing environment. The computer is easy to customize and integrate with peripherals and information systems and has an expected product life cycle of three to five years to align with the needs of businesses for longer deployments than have been available with consumer-oriented PDAs. The handheld computer's features include Wireless LAN and Bluetooth, a fast processor, a large, bright screen display, large amounts of SDRAM and flash memory, extended battery life, programmable action buttons to activate peripheral devices, reinforced CompactFlash and SDIO card slots, and a durable case. The first customer shipments are expected to start during the quarter ended June 30, 2007, and additional versions are planned for later in the year and beyond.

Our OEM embedded products consist of Bluetooth and Wireless LAN modules and plug-in cards used by Original Equipment Manufacturers (OEMs) of handheld computers and other devices to build wireless connection functions into their products using the Bluetooth and Wireless LAN standards for wireless connectivity. OEM embedded products represented approximately 21 percent, 14 percent and 14 percent of our revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

Our serial card products enable the connection of a mobile computer to another electronic device either as a plug-in card connecting over cables or wirelessly over a Bluetooth network. Serial card products represented approximately 10 percent, 13 percent and 14 percent of our revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

We target business customers and markets with our products. Most of our products, except our embedded products, are sold through distributors and resellers that service enterprises. Our embedded products are sold directly to the manufacturers of products in which our products are embedded. The geographic regions we serve include the Americas, Europe, the Middle East, Africa and Asia Pacific.

Market Dynamics

Handheld computers have evolved over the past several years from simple devices used mainly to hold personal information into small portable units with functionality similar to desktop PCs. Many handheld computers, such as the Pocket PC and Palm Treo, have built-in expansion capabilities in standard form factors, typically CompactFlash, Secure Digital Input/Output or Bluetooth, to allow for transfer of data in and out of the handheld computer. Many handheld computers, such as the Palm Treo, Research-In-Motion's Blackberry and Pocket PC phone editions, also include an integrated phone to facilitate the transfer of data over mobile phone networks. Notebooks and tablet computers also have expansion capabilities to enable their use in mobile environments. Certain models of mobile phones called smartphones, which use the Windows Mobile and Symbian System 60 and 80 operating systems and have limited physical size and computing capabilities, are designed to process and store personal information and facilitate messaging over the mobile phone networks. The addition of Bluetooth wireless technology to these smartphones and to the Blackberry handheld computer from Research-In-Motion facilitates the transfer of data between these devices and networks or other devices.

Advances in mobile network access and transfer speeds are enabling mobile computing device users to access the Internet, send and receive email, access corporate data files, and exchange instant messages anywhere and at any time through wireless local area networks, mobile phone networks or phone land lines, and to transfer data directly with other nearby mobile devices using Bluetooth wireless technology, cables or wireless local area networks. Our connectivity products and our serial products are designed to enable these connections by adding connections to devices that do not have them built-in, or by connecting to devices that have one or more of the wireless connection technologies built in. In addition, mobile devices with standard expansion capabilities are effective at collecting data. Our data collection products are designed to facilitate the collection of bar code and RFID information on these devices.

Handheld computers have traditionally been classified into consumer and industrial. Consumer devices such as those offered by Hewlett-Packard, Dell, Siemens or Acer are designed for personal use and fit in a pocket or purse. Industrial devices such as those offered by Symbol Technologies (now part of Motorola), Intermec and Hand Held Products are designed for rugged environments such as outdoors or warehouses and are much larger, heavier and more expensive. Businesses have had to choose from these two categories in designing mobile solutions, and we believe neither solution was an ideal fit for business needs. Our first handheld computer model, scheduled for introduction in the quarter ending June 30, 2007, is a standard Windows Mobile handheld device without telephony technology and is designed specifically to address essential business requirements to improve mobile worker productivity. Compared to consumer devices, it is similar in size and weight but is more durable, has programmable buttons to activate functions such as SocketScan, our data collection software, adds features such as seamless roaming to improve the worker experience in using wireless LAN, incorporates Socket's Connect!Agent to improve users short range cordless Bluetooth technology, has faster processors, larger memory and extended battery life. Compared to industrial devices, it is smaller in size and weight, less rugged, and less expensive. Pricing is set at the high end of the consumer class of handheld computers. We plan to introduce additional models over the next several years to provide more choices to businesses that are deploying mobile computing solutions.

Growth in the mobile workforce and increasing reliance on the Internet and on access to corporate databases and email are increasing the demand for mobile data communications. The capability of a mobile workforce to enter data in the field and to transfer it electronically generally improves the timeliness and accuracy of information such as order entry, process management or transaction reporting. Advances in connection technologies, local area networking and wide area networking are being commercialized to allow handheld computers to interact with nearby computers and with a wide array of electronic appliances, including mobile phones, printers, digital cameras, local area network access points, Global Positioning System receivers, automobile communications systems, bar code scanners, radio frequency identification tags, home entertainment and security systems, public kiosks, public Internet access locations and vending machines.

Current market dynamics driving adoption of mobile data communications include:

Functionality of today's mobile computing devices is extensive and improving. Unlike early models, most mobile computing devices now offer bright outdoor color screens and longer battery life, have software allowing their use as business messaging devices with capacity to store personal information, and have standard expansion capabilities or use Bluetooth or wireless local or wide area network connections to transfer data in and out of the device. Popular desktop programs such as Word and Excel are available for today's handheld, tablet and notebook computers, enabling users to send and receive emails with full attachments, run popular personal information management and business programs, run entertainment and education software for games, music or books, view and interact with the Internet with enhanced and feature-rich graphics, have direct access to corporate data files (subject to business security arrangements), and use instant messaging over mobile networks. Mobile devices also can become lightweight mobile bar code and RFID scanning devices when used with our bar code scanning or RFID products, enabling the capture and processing of bar code or RFID information in a mobile environment.

Manufacturers continue to develop and expand product lines of mobile computing devices. Marketing efforts by mobile computing device manufactures will assist in educating the market on the capabilities of these devices using our connection products. One of the largest manufacturers of handheld computers using the Microsoft Windows Mobile operating system is Hewlett-Packard. Some models integrate phones into the handheld computer and others do not. Hewlett-Packard along with other computer manufacturers such as Siemens, Toshiba and Fujitsu offer tablet or notebook computers with standard expansion capabilities. Manufacturers of industrial versions of Pocket PCs include Symbol Technologies, Intermec, Hand Held Products, Casio, Itronix, TopCon and Tripod Data Systems. Palm's Tungsten series of handheld computer and its Treo, a smartphone, have expansion slots and Bluetooth connectivity to facilitate data transfer. Palm also introduced in early 2006 a version of their Treo smartphone that uses the Windows Mobile operating system. Smartphones are also becoming widely available from mobile phone manufacturers using the Symbian 60 and Symbian 80 operating systems, including Nokia, LG, Lenova, Panasonic, Samsung, Sendo and Siemens, or the Windows Mobile operating system, such as Motorola. These phones use Bluetooth and, in some Windows Mobile smartphones, SDIO slots to facilitate the transfer or the collection of data. Increased competition among manufacturers is expected to result in increased availability and greater promotion of mobile computing devices that can be used with our products during 2007 and beyond.

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

The mobile workforce is growing and is increasingly reliant on email and the Internet. The worldwide mobile workforce has been estimated at more than 20 percent of the global workforce. Before recent advancements in handheld computers and wireless networks over mobile phones and through wireless local area network access points, the mobile workforce had been unable to effectively stay connected with email, the Internet or corporate data except through telephone lines. With the growth in the use of the Internet and email for business and personal applications, workers and consumers are increasingly dependent on access to the Internet and email for managing their business and personal lives. Recent improvements in mobile phone and wireless LAN connectivity and deployment of mobile computers by corporations to their mobile workforce are expected to be major factors driving growth in mobile data applications over the next several years.

Third-party applications for enterprises are becoming available in increasing numbers. Third-party software applications are becoming available for the collection, processing and transfer of information by a mobile workforce. Mobile computing devices are being used for such diverse applications as checking patient medications when administering them in a hospital, capturing lot numbers of drug samples given to a doctor, managing the stocking of shelves in retail establishments, or entering sales orders from the field. Larger enterprise software companies such as Oracle Corporation have written applications for the Pocket PC that use our bar code scanning products. SAP has enabled our SDIO form factor scanning card in all mobile applications developed by SAP and by other vendors that interface with SAP solutions through SAP's NetWeaver Mobile program. We have supported the development and deployment of our products in third-party applications through our Vertical Industry Partners (VIP) Program and more than 100 companies are participants in this program. Our VIP Program is described more fully under "Sales and Marketing." The availability of productivity-enhancing application software is a major driver of enterprise deployment of mobile computing devices.

Marketing Strategy

Our marketing strategy has been to capitalize on our strategic relationships, expand and improve our product offerings to differentiate our products, build a stronger brand name, support the development of third-party software applications and integrator solutions, introduce our products into new markets by increasing the number of mobile device platforms that our products support, and encourage device manufacturers to build our technology directly into their products. With the introduction of our mobile handheld computer, we will also offer a complete hardware solution consisting of a mobile handheld computer and peripherals which will allow value added resellers and integrators to offer a one-stop solution in combination with their own or third-party vertical software applications for the mobile workforce.

Capitalize on Strategic Relationships. We support and encourage direct endorsements and referrals for our products from our strategic relationships, including operating system providers, device manufacturers, third-party software developers, Vertical Industry Partners (VIP), distributors, and end-user customers. We actively promote third-parties to integrate our products into their solutions through our VIP Program. We have a team of employees that manages each strategic relationship, and we provide software developer kits and technical support to our software and hardware developers. We have built close working relationships with a number of companies that help us expand and market our products, as new standards, technologies and markets emerge, including Microsoft, the general purpose Windows Mobile handheld device manufacturers (Hewlett-Packard being one of the largest) and Symbol Technologies, recently acquired by Motorola. We coordinate our product development efforts with Microsoft on an ongoing basis, with the goal of ensuring that our current and future products are compatible with new releases of Microsoft's operating systems. We spend extensive engineering time and resources to ensure compatibility with a wide variety of handheld computers including Pocket PCs, the Palm Treo, the Blackberry from Research-In-Motion, and smartphones using the Symbian 60 and 80 operating system. Dell is a direct reseller of our products. We work closely with the sales teams of Dell and Hewlett-Packard to assist them in offering mobile device solutions that include our products.

Expand and improve our product offerings to differentiate our products. We offer a wide range of data collection and connectivity products that are used with mobile devices, and we encourage our distributors to carry the full range of our products. The goal is for customers to view Socket as a single source for their connection needs, instead of having to rely on individual product offerings from a number of different companies. During the past three years, we have introduced a number of hardware and software products, including a Cordless Hand Scanner using Bluetooth wireless technology, a cordless 56K modem using Bluetooth wireless technology, a 56K plug-in modem in SDIO form factor, an RFID reader, a combination RFID reader and laser bar code scanner, a cordless ring bar code scanner designed to be worn on the index finger for use in package handling, an 802.11g upgrade to our CompactFlash 802.11b wireless LAN card, a wireless LAN module to add embedded Wireless LAN to our OEM product offerings and a mobile power pack. We continue to add features to our Bluetooth software for Windows notebooks and tablets, our wireless local area network software and SocketScan, our bar code scanning and RFID software. During 2006, we upgraded our products to comply with the Reduction of Hazardous Substances (RoHS) rules being implemented in Europe and around the world by changing the solder used in our products to be lead-free, which increased our engineering expense during the first half of the year. The addition of a mobile handheld computer to our product line in 2007 will, we believe, make it easier for our customers to build mobile computing solutions, both because our handheld computer has been designed specifically for business use, and because it will enable the purchase of the entire hardware solution from one vendor, simplifying the processes of integration and support.

Build a Stronger Brand Name. We are building a brand image of "Increasing Mobile Productivity." This image emphasizes quality and standards-based connectivity and data collection products that are "Mobility Friendly," which means products that are compact, low power, and easy to use. Our focus is to work with our partners to develop productivity enhancing solutions for the mobile workforce. In January 2007, we began doing business as Socket Mobile, Inc. to emphasize our commitment to mobile computing. Our overall company, brand identity and positioning, is to become "the leading provider of easy-to-deploy business mobility systems and peripherals."

Support the development of third-party software applications and integrator solutions. We have created software developer kits for many of our products, including bar code scanning, RFID, Bluetooth and Wireless LAN. In addition, we have several employees dedicated to assisting developers and integrators with integrating our products into their solutions. Our VIP Program includes over 100 companies that offer or are developing software solutions which incorporate Socket products. These solutions primarily involve data collection and address improving productivity of the mobile workforce in a number of categories including field force automation, asset management, retail merchandising, automotive/transportation and health care.

Introduce our products into new markets by increasing the number of mobile device platforms that our products support. Our focus during the past several years has been to develop connectivity and data collection products for handheld computers, with an emphasis on the Pocket PC. We support mobile devices that have the following characteristics: truly portable devices that are easily carried and used while mobile; open software architectures such as Windows, Palm and Symbian; and a standard expansion mechanism such as CompactFlash, Secure Digital Input/Output or Bluetooth. We enable the use of our cordless and SDIO data collection products to work with smartphones that use the Symbian 60 and Symbian 80 operating systems and enable our Cordless data collection products to work with Bluetooth-enabled Blackberry handheld computers from Research-In-Motion.

Encourage device manufacturers to build our technology directly into their products. To capture embedded connection business, we have built relationships with certain mobile device manufacturers and work with them to integrate our Bluetooth software and modules into their own product designs. The majority of these manufacturers are building vertical application devices for special purpose markets. We have recently added to our OEM products Wireless LAN software and modules to enable our customers to embed our Wireless LAN technology into their devices. We have an internal team of employees that manages our embedded products business. We also provide developer support to our mobile device manufacturer customers to assist them as needed to integrate our embedded products into their mobile devices.

Competition and Competitive Risks

The overall market for data collection and connectivity products is both complex and competitive, and we expect competition in our market areas to intensify, particularly for our connectivity products, which compete with similar products that are manufactured by companies in Asia and offered to the market at lower costs. However, our longtime focus on creating data collection and connectivity products for mobile devices has resulted in good brand name recognition and reputation. In addition, we continue to innovate and intend to be early to market in a number of product categories. We also believe that our brand name identifies our products as robust, dependable, small form factor, low power and easy to use, and the breadth of our product offerings, including the extensive features of our software, will continue to differentiate us relative to our competitors. Finally, the addition of a handheld computer in 2007 will enable us to better control the handheld computing environment for our peripheral products and offer one-stop shopping for the hardware portion of mobile business solutions. The competition in each of our product families is discussed in more detail below.

Data Collection Products. Our laser and CMOS imager bar code scanning products face competition from ruggedized integrated bar code scanning devices from Symbol Technologies (recently acquired by Motorola), Intermec, Hand Held Products, Casio, Itronix and others. Many of these companies have been expanding their product lines to offer less expensive devices designed for enterprise use, which is narrowing the gap between the cost of consumer devices using our peripheral data collection products and industrial devices. We purchase laser engines from Motorola (formerly Symbol Technologies) and are licensed by Motorola to use these engines in our bar code scanning products. We also purchase imagers from Motorola and from other companies for use in our products. We face competition outside of the United States from a product similar to our In-Hand Scan Card from BeInteractive, from products similar to our Cordless Hand Scanner from Baracoda, and from other competitive laser scanning products from Grabba (Australia) and Opticon (Japan).

Motorola's patent position for laser bar code scanning tends to limit the sale of laser scanning bar code products by competitors in the United States, but a number of the Motorola patents will expire over the next several years, and we may face increasing competition from competitors both inside and outside the United States. In addition, companies such as Intermec have improved imager technology making it a more viable alternative to laser scanning, and we expect to face more competition over time from devices deploying imaging technology. Our laser scanning products are targeted to address specific market segments, such as patient medication administration within the health care industry, retail merchandising such as managing inventory on retail store shelves, sales and field force automation involving the collection and processing of orders or service information from remote locations by sales and service personnel, asset management and inventory control for assets having bar codes or RFID tags, and mobile point of sale applications. We produce our laser bar code scanning products under a license from Motorola (Symbol), which, to date, has not licensed these technologies to potential competitors. Motorola (Symbol) has historically been selective in licensing their technologies to third-parties, and we have no reason to anticipate that their practices will change. Nonetheless, the continued availability of our licenses from Motorola and the continued absence of other licensees are dependent upon future licensing decisions by Motorola.

Connectivity Products - Wireless Connections. Our Wireless LAN cards face competition in the market today principally from other manufacturers of low power Wireless LAN 802.11g cards, including Ambicom and Linksys for CF cards, and AmbiCom, Spectec and Mobis for SDIO cards. We compete based on our brand name, distribution and customer support infrastructure, as well as software enhancements that provide ease-of-use, security features, and monitoring and troubleshooting tools. Our Wireless LAN cards also support Wi-Fi Protected Access (WPA) on Windows Mobile 2003/5.0. WPA is an industry standard method for securing wireless LANs for corporate and small office/home office environments established by the Wi-Fi Alliance, an industry trade association and standards setting body. The market for Bluetooth wireless communications technology is highly competitive. A number of companies offer competing CompactFlash Bluetooth cards including Ambicom, Brainboxes and Billionton. Our Bluetooth CompactFlash plug-in card is the only card in the market that has an integrated antenna, allowing it to fit completely within a CompactFlash Type 1 slot. Our Bluetooth software, which continues to be improved, provides a functional, easy-to-use Bluetooth solution and has been enabled to work on Windows Mobile 5.0 devices, on selected handheld computers from Motorola (formerly Symbol Technologies) and on devices manufactured by our OEM customers. There are also a number of competitors that offer Bluetooth modems. These companies include Billionton Systems, ENR Technologies, Motorola, PSI, SiteCom, Sony, Typhoon, Trust, X Micro and Zoom.

Connectivity Products - Cable Connections. We are one of two principal manufacturers of low power Ethernet cards, the other being OvisLink. Our CompactFlash modem cards face competition from a number of manufacturers including Ambicom, Billionton Systems, Hawking, Zonet, OvisLink, Pharos, Trendware and Xircom.

Handheld computer. Historically we have worked closely with handheld computer manufacturers to allow our peripheral products to work with their handheld computers, and we will continue to do so following the introduction of our own handheld computer scheduled for the quarter ending June 30, 2007. Our handheld computer's features and pricing are positioned between the consumer grade handheld computers offered by Hewlett-Packard, Dell, Acer, Siemens and others and the industrial ruggedized grade of handheld computers offered by Symbol Technologies (acquired by Motorola), Intermec and Hand Held Products with features designed specifically for business use and our peripheral products are used with many of these handheld computers. These companies have offered handheld computers for many years and have an established market presence, and although we differentiate our product, their handheld computers are likely to be competitive alternatives to our handheld computer.

Embedded Products. Competition for our embedded products is primarily the same competition we face for the applicable plug-in product in one or more of our other product families, as plug-in connection cards are an alternative to embedded connections. Our Bluetooth and WLAN software works well with our hardware, providing us a complete solution for embedding Bluetooth and WLAN wireless connections into third-party devices. However, manufacturers in Asia selling primarily hardware, such as Alps, Murata, and TaiyoYuden, along with integrators such as Bluesoft and Stonestreet One, are able to produce all or part of embedded solutions which may compete with our products and services.

Serial Products. Our serial products compete from time to time with similar products from small manufacturers including BeInteractive, Brainboxes, B&B Electronics, Elan Digital Systems, Quatech (now part of DPAC Technologies), and Ratoc Systems. We also offer a cordless serial adapter with Bluetooth wireless technology. Companies that offer competing Bluetooth serial products include AIRcable, Brainboxes, ConnectBlue, Digi International, Ezurio, Free 2 Move, Initium and Wavespeed.

Proprietary Technology

We have developed a number of technological building blocks that enhance our ability to design new hardware and software products, to offer products which run on multiple software and hardware platforms, and to manufacture and package products efficiently.

One of our most important chip hardware building blocks is our proprietary mobility integrated circuit, which is a highly flexible interface for PC Cards and CompactFlash cards that enables our products to work with all major handheld and notebook computers that have PC Card or CompactFlash slots, regardless of their design. We have incorporated our mobility integrated circuit into a broad range of our peripheral products to control signal transmission between these products and the handheld or notebook computer's PC Card or CompactFlash slot.

Another area of intellectual property is our expertise in embedded radio-dependent firmware. Within our Bluetooth cordless products are software and firmware that include a wide variety of functions to enable efficient radio control and overall systems functionality. For cordless bar code scanning and RFID reading, this includes our patented Error Proof Protocol, which is designed to ensure that scanned data is correctly received by the mobile computing device and allow for real-time validation of data and error notification to the user.

We have developed a library of software drivers and control modules that allow our products to operate in handheld computers running the Windows Mobile operating systems and in notebooks running various Windows and third-party operating systems. We have been awarded eight U.S. Patents and one UK patent covering our design for cards combining connectivity and removable memory. In July 2004 we also acquired from Khyber Technologies a U.S. patent entitled Card Shaped Computer Peripheral Device. The patent is a basic patent covering the design and functioning of plug-in bar code scanners, bar code imagers and RFID products. We have additional patents covering our proprietary technology pending with the U.S. Patent and Trademark Office.

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

We have registered trademarks with the U.S. Patent and Trademark Office for "Socket", our logo, and the term "Battery Friendly" and we have applied for trademarks for more recent products including "Go-WiFi" for our Wireless LAN products and "SoMo" for our handheld computer.

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

Personnel

Our future success will depend in significant part upon the continued service of certain of our key technical and senior management personnel, and our continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Our total employee headcount as of December 31, 2006 was 83 people. Our employees are not represented by a union, and we consider our employee relationships to be good.

Sales and Marketing

During the year ended December 31, 2006, 68 percent of our sales were in North America, 24 percent in Europe, and 8 percent in Asia and Pacific Rim countries. During the year ended December 31, 2005, 65 percent of our sales were in North America, 24 percent in Europe and 11 percent in Asia and Pacific Rim countries. Export sales are subject to the complications of complying with laws of various countries and the risk of import/export restrictions and tariff regulations.

We market our products through a worldwide network of distributors and resellers, as well as through original equipment manufacturers (OEMs) and value added resellers. In addition, we have more than 100 companies that are participants in our Vertical Industry Partners (VIP) program. Participants offer or intend to offer third-party software applications that utilize our products in their software solutions. Vertical market segments addressed by participants include field force automation, retail merchandising, healthcare, government, automotive/transportation, and asset management. Applications include checking patient medications when administering them in a hospital, capturing lot numbers of drug samples given to a doctor, managing the stocking of shelves in retail establishments, entering sales orders from the field, taking inventory of bar coded items, and entering and updating information in an enterprise data base. We support our distributors, resellers and integrators with software developer kits and by providing education, training and customer assistance through our sales, marketing, and technical support staff in the U.S., Europe and Asia-Pacific regions. As of December 31, 2006, we had 32 people in sales, marketing and customer and developer services support.

Our United States distributor Tech Data Corp. accounted for 26 percent of our revenue in 2006 and 28 percent of our revenue in each of 2005 and 2004. Our United States distributor Ingram Micro, Inc. accounted for 14 percent of our revenue in each of 2006 and 2005 and 15 percent of our revenue in 2004. We intend to increase our sales and marketing effort during 2007 by adding personnel and increasing promotional activities, particularly in support of our distributors and Vertical Industry Partners.

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

Manufacturing

We subcontract the manufacturing of substantially all of our products to independent third-party contract manufacturers who are located in the U.S., China, and Taiwan and who have the equipment, know-how and capacity to manufacture products to our specifications. We perform final product testing and package our products at our Newark, California facility for most of our sales. As of December 31, 2006, we had 28 people employed in manufacturing operations, including planning, buying, manufacturing engineering, quality control, product assembly, shipping and receiving, MIS and customer support. We augment this workforce with temporary employees on an as-needed basis.

Certain of our product components are available from only one vendor. These sole sourced components include the interface chip that controls the signal transmission between all of our plug-in CompactFlash products (except our Ethernet and Wireless LAN cards) and the card slot on the mobile computer, our Ethernet and Wireless LAN chips, our laser scanning engines, our SDIO plug-in cards, certain cable and connector components and, beginning in 2007, our handheld computer. Although to date we have generally been able to obtain adequate supplies of these components, these components are generally purchased on a purchase order basis under standard commercial terms and conditions, and we do not have long-term supply contracts for these components. Accordingly, the manufacturers could stop providing these components to us at any time. Alternatively, although our suppliers are generally large, well-financed organizations, they could encounter financial difficulties that interfere with our product supplies. In such an event, we could experience a decline in revenues until we establish sufficient manufacturing supply through an alternative source. Locating and qualifying alternative suppliers, and commencing new manufacturing operations, could take a significant period of time, although we believe that we can relocate manufacturing or find alternative suppliers for sole sourced components should it become necessary. We generally stock higher inventory quantities of sole sourced components as safety stocks to mitigate the risk of supply disruption.

Research and Development

Since our inception, we have made substantial investments in research and development. Research and development expenditures were $5.1 million in 2006 compared to $3.5 million and $3.6 million in 2005 and 2004, respectively. The increased expenditures in 2006 were in part due to an increase in the number of development projects including the removal of lead from our products as required by the Reduction in Hazardous Substances Act and new product development costs for our cordless ring scanner and our handheld computer. We believe that our future performance will depend in large part on our ability to develop significant enhancements to our existing products and to develop successful new products for emerging and existing markets.

As of December 31, 2006, we had fourteen people on our product development staff, and we hire engineering consultants to perform additional engineering services as required. We anticipate that we will continue to commit substantial resources to research and development in the future.

General and Administration

As of December 31, 2006, we had nine people responsible for our financial and administrative activities including accounting and finance, personnel, and administrative support.

Item 1A. Risk Factors

We have a history of operating losses and may not achieve ongoing profitability.

We were unprofitable in each of the quarters in fiscal 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was the first profitable year in our history, but only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. To achieve ongoing profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

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

If third-parties do not produce and sell innovative products with which our products are compatible, or if our line of handheld computers is not successful, we may not achieve our sales projections.

Our success has been dependent upon the ability of third-parties in the mobile personal computer industry to complete development of products that include or are compatible with our technology and then to sell these products into the marketplace. Even if we are successful in marketing and selling our new line of handheld computers, our ability to generate increased revenue depends significantly on the commercial success of Windows-mobile handheld devices, particularly the Pocket PC and other devices such as the line of handhelds with expansion options offered by Palm, and the adoption of handheld computers for business use. If manufacturers are unable or choose not to ship new products such as Pocket PC and other Windows-mobile devices or Palm devices on schedule, or experience difficulties with new product transitions that cause delays in the market as we experienced in 2005 and 2006, or if these products fail, including our new line of handheld computers, to achieve or maintain market acceptance, the number of our potential new customers would be reduced and we would not be able to meet our sales expectations.

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

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options adversely affected our net income and earnings per share in fiscal 2006, will continue to adversely affect future quarters, and will make profitability harder to achieve or make our net losses worse. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

A significant portion of our revenue currently comes from two distributors, and any decrease in revenue from these distributors could harm our business.

A significant portion of our revenue comes from two distributors, Tech Data Corp. and Ingram Micro, Inc., which together represented approximately 40 percent, 42 percent, and 43 percent of our worldwide revenue in fiscal years 2006, 2005, and 2004, respectively. We expect that a significant portion of our revenue will continue to depend on sales to Tech Data Corp. and Ingram Micro, Inc. We do not have long-term commitments from Tech Data Corp. or Ingram Micro, Inc. to carry our products. Either could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors' products. If we lose our relationship with Tech Data Corp. or Ingram Micro, Inc., we would experience disruption and delays in marketing our products. Revenues related to these two major distributors fell markedly in the third quarter 2006 to 32 percent, due primarily to a reduction in the level of corporate handheld deployments by one of our key North American channel partners.

If the market for mobile computers experiences delays, or fails to grow, we will not achieve our sales projections.

Substantially all of our products are designed for use with mobile personal computers, including handhelds, notebook computers, tablets and smartphones. If the mobile personal computer industry does not grow, if its growth slows, or if product or operating system changeovers by mobile computer manufacturers and partners cause delays in the market, as we experienced in 2006 and 2005, or if the markets for our mobile handheld computers do not grow, we will not achieve our sales projections.

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

We have devoted significant research and development resources to design activities for Windows-mobile products, Palm devices, smartphones using Windows Mobile and Symbian System 60 and 80 operating systems, handheld computers from Research-in-Motion, and more recently, to developing our own family of handheld mobile computers. Such design activities have diverted financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft, Palm, Symbian or Research-in-Motion is obligated to continue the collaboration or to support the products produced from the collaboration. Consequently, these organizations may terminate their collaborations with us for a variety of reasons, including our failure to meet agreed-upon standards or for reasons beyond our control, such as changing market conditions, increased competition, discontinued product lines, and product obsolescence.

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

In the course of operating our business, we may receive claims of intellectual property infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. Many of our competitors have large intellectual property portfolios, including patents that may cover technologies that are relevant to our business. In addition, many smaller companies, universities, and individuals have obtained or applied for patents in areas of technology that may relate to our business. The industry is moving towards aggressive assertion, licensing, and litigation of patents and other intellectual property rights. For example, in January 2007, the Washington Research Foundation filed a patent lawsuit against Nokia, Samsung, and Panasonic, alleging these wireless device makers of using infringing Bluetooth microprocessors in their products. Socket has not been named in the lawsuit, and we do not plan to make any changes to our current business at this time. The outcome of this lawsuit may result in future changes to our business.

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

Several of our component parts, including our serial interface chip, our Ethernet chip, and our bar code scanning modules, and our new line of handheld computers, are produced by one or a limited number of suppliers. Shortages could occur in these essential components due to an interruption of supply or increased demand in the industry. If we are unable to procure certain component parts, we could be required to reduce our operations while we seek alternative sources for these components, which could have a material adverse effect on our financial results. To the extent that we acquire extra inventory stocks to protect against possible shortages, we would be exposed to additional risks associated with holding inventory, such as obsolescence, excess quantities, or loss.

Our operating results could be harmed by economic, political, regulatory and other risks associated with export sales.

Export sales (sales to customers outside the United States) accounted for approximately 32 percent, 35 percent, and 37 percent, of our revenues in fiscal years 2006, 2005, and 2004, respectively. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of February 28, 2007, we had 31,883,886 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of February 28, 2007, we had 9,440,364 shares subject to outstanding options under our stock option plans, and 1,484,994 shares were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of February 28, 2007, we had warrants outstanding to purchase a total of 989,712 shares of our common stock at exercise prices ranging from $0.722 to $2.73. All such warrants may be exercised at any time, and the shares issuable upon exercise may be resold, either without restrictions or subject, in some cases, only to S-3 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144.

Volatility in the trading price of our common stock could negatively impact the price of our common stock.

During the period from January 1, 2005 through February 28, 2007, our common stock price fluctuated between a high of $2.04 and a low of $0.72. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a 37,000 square foot office facility in Newark, California under a lease expiring in May 2011. This facility houses our headquarters and manufacturing operations. We believe that our current facilities are sufficient and adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for vote by security holders during the fourth quarter of 2006.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock

The Company's Common Stock is traded on the Nasdaq Global Market under the symbol "SCKT."

The quarterly high and low sales prices of our Common Stock, as reported on the Nasdaq Global Market through February 28, 2007 and for the last two fiscal years are as shown below:

	Common Stock
Quarter Ended	High	Low
2005
March 31, 2005	$2.04	$1.33
June 30, 2005	$1.54	$1.00
September 30, 2005	$1.47	$1.07
December 31, 2005	$1.49	$0.88
2006
March 31, 2006	$1.48	$1.06
June 30, 2006	$1.75	$1.05
September 30, 2006	$1.36	$0.81
December 31, 2006	$1.25	$0.72
2007
March 31, 2007 (through February 28, 2007)	$1.40	$0.98

On February 28, 2007, the closing sales price for our common stock as reported on the Nasdaq Global Market was $1.02. We had 538 stockholders of record as of February 20, 2007, and approximately an additional 6,884 beneficial stockholders. We have not paid dividends on our common stock, and we currrently intend to retain future earnings for use in our business and do not anticipate paying dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Performance Graph

The performance graph shown below shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of Socket Communications, Inc. under the Securities Act of 1933, as amended, or the Exchange Act. The performance graph below shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from December 31, 2001 through December 31, 2006 comparing the return on the Company's common stock with the Russell 2000 Index and the Nasdaq Computer & Data Processing Index. No dividends have been declared or paid on the common stock during such period. Historical stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto in Item 8, "Financial Statements and Supplementary Data."

  --
	Years Ended December 31,
(Amounts in thousands except per share)	2002	2003	2004	2005		2006
Income Statement Data:
Revenue	$16,313	$21,611	$26,130	$25,034		$24,981
Gross profit	$8,135	$10,703	$13,362	$12,589		$12,191
Operating expenses	$11,010	$11,915	$13,052	$12,843		$15,120	(	a)
Net income (loss) applicable to common stockholders	$(3,083)	$(1,952)	$338	$(215)		$(2,923)	(	a)
Net income (loss) per share applicable to common stockholders	$(0.13)	$(0.07)	$0.01	$(0.01)		$(0.09)
Weighted average shares outstanding:
Basic	23,976	26,301	30,061	30,181		31,447
Diluted	23,976	26,301	33,976	30,181		31,447

	At December 31,
	2002	2003	2004	2005		2006
Balance Sheet Data:
Total assets	$20,067	$23,266	$24,400	$23,635		$22,787
Bank line of credit	$1,906	$1,567	$2,949	$2,309		$2,213
Capital lease obligations - long term portion	$13	$71	$51	$8	$	---
Preferred stock	$731	$1	$1	$1	$	---
Total stockholders' equity	$11,401	$16,498	$16,952	$16,814		$15,751
Dividends and preferred stock accretion	$112	$702	$50	$48		$11

(a) Operating expenses and the net loss applicable to common stockholders in 2006 includes stock compensation expense of $1.1 million and $1.2 million, respectively. On January 1, 2006, we adopted Financial Accounting Standard SFAS 123R, "Share-Based Payment." SFAS 123R requires the valuation of compensatory stock option grants and the expensing of the fair market value of these grants over the vesting period of the grants. Previous to fiscal 2006, we accounted for stock option grants to our employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and reported in accordance with the disclosure-only alternative described in SFAS 123, "Accounting for Stock-Based Compensation."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our consolidated financial statements for the year ended December 31, 2006. The application of these policies requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on a combination of historical experience and reasonable judgment applied to other facts. Actual results may differ from these estimates, and such differences may be material to the financial statements. In addition, the use of different assumptions or judgments may result in different estimates. We believe our critical accounting policies that are subject to these estimates are: Revenue Recognition and Accounts Receivable Reserves, Inventory Valuation, Valuation of Goodwill and Other Intangible Assets, and beginning on January 1, 2006, Valuation of Compensatory Stock Option Grants.

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

Goodwill and Other Intangible Assets

Our acquisition of the CompactFlash Bluetooth card business, including a product line and technology license, from Nokia Corporation in March 2002 and our acquisition of 3rd Rail Engineering in October 2000 added goodwill and intangible assets to our balance sheet. We allocated the purchase price of each based on an analysis of the fair market value of the assets we acquired. Beginning with the first quarter of 2002, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," we ceased amortizing goodwill, and began to periodically evaluate whether the value of the goodwill was impaired, at which time any impaired balances would be written down. We periodically evaluate intangible and other long lived assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. In addition, we also review the market capitalization of the Company in conjunction with our analysis of goodwill impairment. As of December 31, 2006, in our judgment, there is no impairment of goodwill or intangible assets. Future events could cause us to conclude that impairment indicators exist and that goodwill and intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Valuation of Compensatory Stock Option Grants

On January 1, 2006, we adopted Financial Accounting Standard SFAS 123R, "Share-Based Payment," for the fiscal year ended December 31, 2006. SFAS 123R requires all share-based awards to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Previously, we accounted for stock option grants to our employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) using a Black-Scholes formula, and reported in accordance with the disclosure-only alternative described in SFAS 123, "Accounting for Stock-Based Compensation." The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date. Under SFAS 123R, the Company uses a binomial lattice valuation model to estimate fair value of stock option grants made on or after January 1, 2006. The binomial lattice model incorporates estimates for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these estimates will affect the calculation of the fair value of the Company's stock option grants. The fair value of stock option grants outstanding as of the effective date is estimated using the Black-Scholes option pricing model used under SFAS 123. The Company adopted the modified prospective recognition method and implemented the provisions of SFAS 123R beginning with the first quarter of 2006.

Overview of our Business

We are a producer of mobile systems serving the business market. Mobile systems solutions typically consist of a handheld computer, data collection and connectivity peripherals, and third-party vertical applications software. We have historically offered a wide range of data collection and connectivity peripheral products and embedded products for use with mobile computing devices offered by third-parties. We have announced plans to offer a family of handheld computers with the first product scheduled to ship in the second quarter of 2007. Our data collection and connectivity peripheral products are used with handheld computers, tablet computers, notebook computers and smartphones that use Windows Mobile, Windows XP, Windows Tablet, Palm, J2ME, or Symbian 60 or 80 operating systems. The guiding principles that we follow in developing products for the mobile computing market are standard form factors, low battery power consumption, ease of use, interoperability and quality. We sell both Socket-branded and OEM products. We distribute our Socket-branded products through worldwide general distribution channels, and sell our OEM products directly to OEMs. Sixty-eight percent of our products were sold in the United States and thirty-two percent sold in Europe and Asia during 2006.

Our focus has been on developing products for the enterprise market that drive operational efficiency and increase mobile workforce productivity. Our products are usually part of an enterprise solution created by third-parties incorporating a handheld device and applications software, and thus our sales have been dependent upon customers selecting a handheld device, choosing or developing their applications, and testing the solutions. Overall revenues in 2006 were negatively affected by several events in our marketplace. The introduction of an operating system upgrade, Windows Mobile 5.0, announced in September 2005 by the major PDA manufacturers, slowed customer deployments through 2006, as third-party applications were modified and tested with the new operating system. In addition, the transition to lead-free products in the second quarter of 2006 to comply with the Reduction of Hazardous Substances (RoHS) rules implemented in Europe and around the world, limited the availability of units by the major PDA manufacturers until late in the second quarter of 2006. Lastly, we experienced a marked reduction in handheld computer deployments by a key North American channel partner, which affected sales levels of our products in the third and fourth quarters of 2006. These types of transitions have affected our business from time to time and will continue to do so in the future. In response to these market conditions, we have announced our plans to offer a family of mobile handheld computers with the first product scheduled to ship in the second quarter of 2007.

We work closely with handheld computing device manufacturers to ensure interoperability between our products and their handheld devices, and we have developed software developer kits to aid and encourage applications software developers to integrate our products into their applications. Our software developer kits cover data collection, RFID, Bluetooth and wireless local area networks (referred to as Wi-Fi or wireless LAN). We further support applications development through our Vertical Industry Partners (VIP) Program. VIPs include value added resellers or third-party software application developers who integrate our products into their software solutions. We are currently working with more than 100 software integration companies that are offering vertical application software for use with our products, addressing vertical markets such as patient medication administration, retail merchandising, field and sales force automation, and asset management.

Our products include data collection products and connectivity products, which together comprise our mobile peripheral products category. Additional product categories include our OEM embedded products, and our serial products. Beginning in 2007 we have added a handheld computer products category.

Our data collection products, which accounted for 42 percent of our revenues in 2006, includes plug-in bar code scanners, cordless bar code scanners, plug-in Radio Frequency Identification (RFID) reader-writers, combination plug-in bar code scanner and RFID reader, and a plug-in magnetic stripe reader. Our bar code scanning products include CompactFlash and SDIO plug-in bar code scanners for linear and two-dimensional bar code scanning, along with a cordless handheld bar code scanner and a ring scanner worn on the index finger, both of which connect to computing systems using the Bluetooth standard for short-range wireless connectivity. We have developed extensive bar code scanning software called SocketScan that supports all of our data collection products, and have software developer kits that assist third-party developers in integrating our SocketScan software and our hardware products into their applications and solutions. Our products incorporate laser and imager technology using bar code scanning engines primarily from Motorola (formerly Symbol Technologies) and Hand Held Products. Most of the vertical applications being developed by our VIPs are for mobile data collection solutions using bar code scanning or RFID.

Our connectivity products, which accounted for 27 percent of our revenues in 2006, consists of plug-in and cordless products that enable users to connect their devices to the Internet via mobile or wired phone services, or to private networks, or to communicate with other electronic devices such as desktop computers, other handheld, tablet and notebook computers, smartphones and printers. The principle products in this category include plug-in cards using Bluetooth technology, plug-in Wireless LAN cards, plug-in modem cards and cordless modems enabled with Bluetooth technology, and plug in Ethernet cards. We differentiate our products through features in our Bluetooth and Wireless LAN software, including extensive communications software enabling the use of these products.

Our OEM products, which accounted for 21 percent of our revenues in 2006, consists of Bluetooth modules and plug-in cards used by Original Equipment Manufacturers (OEMs). Beginning in late 2006 we began offering our Wireless LAN modules. Our Bluetooth and Wireless LAN modules allow manufacturers of handheld computers and other devices to build wireless connection functions into their products using the Bluetooth and Wireless LAN standards for wireless connectivity. Historically, we offered for sale our proprietary ASIC interface chips, that we use in our own products, which allowed manufacturers of wide area network cards and other devices to transfer information to and from handheld or notebook computers.

Our serial product family, which accounted for 10 percent of our revenues in 2006, is a legacy business that we introduced in 1993 and is primarily focused on connecting notebook computers to networks and to other systems. We extended our serial product family life several years ago by adding a Bluetooth-enabled serial product. We expect serial product family revenue to continue to decline as a percentage of our revenue, as the use of alternative connection technologies such as USB increase.

We have a leveraged business model in both manufacturing and distribution that is designed to allow the benefits of revenue growth to benefit our operating results. Most of our major product components are manufactured to our specifications by third-party contract manufacturers, and we handle final product assembly, testing and distribution. This arrangement allows us to expand volume production without a corresponding need to invest in additional manufacturing equipment or manufacturing personnel, and increases in the volumes of products we have our suppliers manufacture tends to reduce the unit costs they charge us, as the costs of production startup are spread over more units. We distributed 77 percent of our products (all but our OEM products) during 2006 through worldwide general distribution channels. We have in place the infrastructure to manage our distribution channels and are capable of increasing the volume of business in these channels with our current resources.

We price our products towards the customer who is looking for a dependable, robust product, not necessarily the most inexpensive, and we have typically achieved gross margins around 50 percent. We believe that our products that face the most competition are our connectivity products, which tend to have lower product margins than our data collection, OEM and serial products. As a result, our margins are affected by product sales mix. We will also provide customer discounts for volume orders; thus order size can affect our margins. Inventory charges such as reserves for excess and obsolete inventory are also charged to cost of sales and can impact our margins.

Our largest operating cost, more than 50 percent of our operating costs in 2006, was the cost of our personnel. We adopted SFAS 123R beginning January 1, 2006 and began recognizing stock-based compensation expense, which added $1.2 million of personnel expense in 2006. Additional increases in personnel costs in 2006 were primarily related to research and development and operations to support product development programs. Most of our senior employees have a variable portion of their compensation based on achieving financial and operating goals and objectives. In 2006, our revenues were below our financial goals, which reduced the total variable personnel compensation we paid, partially offsetting other increases in personnel expenses. Total personnel costs, including the costs of personnel in operations that are charged to cost of sales, increased by 25 percent in 2006 over 2005, and of this increase 16 percent was related to stock-based compensation. Research and development expenses from the purchases of equipment, tooling, outside services, and consulting and professional fees, were related to product development programs including our new family of handheld computers, resulting in an increase of $1.1 million of research and development expenses in 2006 compared to 2005. Advertising, promotional, and sales and marketing travel expense was approximately 11 percent of our operating costs in 2006, compared to 13 percent in 2005. As a result, our total operating expenses in 2006 were approximately $2.3 million, or 18 percent, higher in 2006 compared to 2005.

Our balance sheet at December 31, 2006 included $6.1 million in cash, a current ratio (current assets divided by current liabilities) of 1.6 to 1.0, and no long-term debt. We used $0.4 million in cash from operations in 2006, of which $0.4 million in cash provided was related to working capital changes, including reductions in receivables and increases in deferred income. We managed our inventory levels in 2006, keeping increases at December 31, 2006 to less than $0.2 million from the preceding year-end. Beginning in the third quarter of 2006, we experienced a reduction in handheld computer deployments by a key North American channel partner, which affected sales levels of our products in the third and fourth quarters of fiscal 2006. In the fourth quarter of 2006 sales of our Bluetooth modules declined due to our customers experiencing increased competition in the industrial ruggedized PDA market segment. The slow down of enterprise deployments combined with lower sales of our Bluetooth modules in the fourth quarter reduced end-of-quarter sales and related receivables, the result of which was our receivables at December 31, 2006 were $0.3 million lower than at the preceding year-end. Additionally, warrants and options exercised in 2006 resulted in a source of cash of $0.6 million.

We have an experienced management team with five of our eight officers having served the Company for more than twelve years, and the remaining officers having served at least four years. We believe we comply with the standards for good corporate governance. In the three years ended December 31, 2006, we were subject to the audit requirement of our internal controls over financial reporting for the 2005 and 2004 years only, and we received an unqualified opinion on our internal controls in each of those years. In 2006 we were not subject to an audit requirement of our internal controls over financial reporting.

The challenges we face in 2006 are typical for technology companies. We are responding to competitive products and new and improved technologies by continuing to improve our products and by introducing new products, including our family of mobile handheld computers, in response to the needs of our VIP partners, the demands of the markets that we serve, and the opportunities presented by developing technologies. With the growing worldwide mobile workforce, advancements in mobile technologies and the development of vertical applications software by us and our VIP partners, our objective is to enable continued improvements and expansion in enterprise mobile workforce productivity.

Revenue

Total revenues in 2006 and 2005 were $25.0 million in each year. Revenues in 2005 decreased four percent from 2004 revenues of $26.1 million.

Our products include data collection products and connectivity products, which together comprise our mobile peripheral products category. Additional product categories include our OEM embedded products, and our serial products. Beginning in 2007 we have added a handheld computer products category. Our revenues for the 2006, 2005, and 2004 periods presented have been classified as follows:

  Our data collection products enable the electronic collection of data from bar codes, RFID tags, or magnetic stripes and consist of:
    bar code scanning products that plug into or connect wirelessly to handheld computers, tablet computers, notebook computers and smartphones that use Windows Mobile, Windows XP, Windows Tablet, J2ME, or Symbian 60 or Symbian 80 operating systems, and turn these devices into portable bar code scanners that can be used in various retail and industrial workplaces;
    Radio Frequency Identification (RFID) plug-in products that read RFID tags;
    a combination plug-in bar code scanner and RFID reader; and
    a plug-in magnetic stripe reader.

  We have developed extensive bar code scanning software called SocketScan that supports all of our data collection products, and have software developer kits that assist third-party developers in integrating our SocketScan software and our hardware products into their applications and solutions. Our bar code scanning products include CompactFlash and SDIO plug-in bar code scanners for linear and two-dimensional bar code scanning, along with a cordless handheld bar code scanner and a ring scanner worn on the index finger, both of which connect to computing systems using the Bluetooth standard for short-range wireless connectivity. Data collection products represented approximately 42 percent, 39 percent, and 40 percent of our revenue for the years ended December 31, 2006, 2005, and 2004, respectively.

  Our connectivity products are connection devices that can either be plugged into standard expansion slots in handheld computers, tablet computers, notebook computers and smartphones that use Windows Mobile, Windows XP, Windows Tablet, or Palm operating systems, or connect to these devices over wireless and wired connections. These products allow users to connect their devices to the Internet via mobile or wired phone services, or to private networks, or to communicate with other electronic devices such as desktop computers, other handheld, tablet and notebook computers, smartphones and printers. Our connectivity products include:
    plug-in cards using the Bluetooth standard for short-range wireless connectivity, along with extensive communications software enabling the use of these products;
    plug-in cards for connecting to local wireless networks using the Wireless LAN 802.11b/g (or Wi-Fi) standards along with extensive communications software enabling the use of these products.
    Modems for telephone connections that connect over a cable, and cordless modems that utilize Bluetooth wireless technology to connect a telephone to a Bluetooth-enabled computer or other device; and
    Ethernet cards for local area network connections that connect over a cable.

  Bluetooth and wireless LAN connection functions are being built into many mobile devices which may reduce the demand for these categories of our plug-in products but may increase the demand for our stand-alone Bluetooth products that work with other Bluetooth-enabled devices. Connectivity products represented approximately 27 percent, 34 percent, and 32 percent of our revenue for the years ended December 31, 2006, 2005, and 2004, respectively.

  Our OEM embedded products consist of Bluetooth and Wireless LAN modules and plug-in cards used by Original Equipment Manufacturers (OEMs) of handheld computers and other devices to build wireless connection functions into their products using the Bluetooth and Wireless LAN standards for wireless connectivity. Historically, we offered for sale our proprietary ASIC interface chips which allowed manufacturers of wide area network cards and other devices to transfer information to and from handheld or notebook computers. Embedded products represented approximately 21 percent, 14 percent, and 14 percent of our revenue for the years ended December 31, 2006, 2005, and 2004, respectively.

  Our serial card products enable the connection of a mobile computer to another electronic device either as a plug-in card connecting over cables or wirelessly over a Bluetooth network. Serial products represented approximately 10 percent, 13 percent, and 14 percent of our revenue for the years ended December 31, 2006, 2005, and 2004, respectively.

Our data collection product revenues in 2006 were $10.4 million compared to revenue of $9.6 million in 2005, and $10.4 million in 2004. Revenue increases in 2006 of $0.8 million in sales of our Cordless Hand Scanner, and increases of $0.4 million in sales of our Cordless Ring Scanner which began shipping in the fourth quarter of 2005, were partially offset by declines in sales of our SDIO In-Hand Scan card, declines in our In-Hand Scan Imager card, and declines in our primary scanning product, the CompactFlash In-Hand Scan card. Data collection revenues in 2006 were slowed by the introduction of an operating system upgrade, Windows Mobile 5.0, announced in September 2005 by the major PDA manufacturers, which slowed customer deployments through 2006, as third-party applications were modified and tested with the operating system. Transition to lead-free products in the second quarter of 2006 to comply with the Reduction of Hazardous Substances (RoHS) rules implemented in Europe and around the world, limited the availability of units by the major PDA manufacturers until late in the second quarter of 2006. Third quarter of 2006 was adversely affected by a marked reduction in deployments by a key North American channel partner. Revenue declines in 2005 of $1.0 million were from our CompactFlash In-Hand Scan card, declines of $0.7 million from our bar code laser scanner system, and declines of $0.5 million in sales of our SDIO In-Hand Scan card. Partially offsetting these declines was growth of $1.4 million from our Cordless Hand Scanner and slight increases in sales of our In-Hand Scan Imager. Our data collection revenues in 2005 were affected by the transitions to new models by the major PDA manufacturers begun in the latter half of 2004, which were not fully resolved until late in the second quarter of 2005. In addition, the introduction of an operating system upgrade, Windows Mobile 5.0, announced in September 2005, slowed sales in the fourth quarter of 2005. Our scanning products are sold both through general distribution and through value added resellers who contract with customers to provide scanning solutions.

Our connectivity product revenues in 2006 were $6.9 million compared to $8.5 million in 2005, and $8.3 million in 2004. Revenue declines in 2006 were from declines of $0.8 million in sales of Cordless GPS receiver with navigation kit which was discontinued, and declines of $0.2 million each in our Ethernet plug-in products, Bluetooth plug-in products, Modem plug-in products, and Wireless LAN plug-in products. Revenues from our accessory products, including our Mobile Power Pack, were flat in 2006 compared to 2005. Connectivity revenues in 2006 were slowed by the introduction of an operating system upgrade, Windows Mobile 5.0, announced in September 2005 by the major PDA manufacturers, which slowed customer deployments in 2006 as third-party applications were modified and tested with the operating system. Transition to lead-free products in the second quarter of 2006 to comply with the Reduction of Hazardous Substances (RoHS) rules implemented in Europe and around the world, limited the availability of units by the major PDA manufacturers until late in the second quarter of 2006. Third quarter of 2006 was adversely affected by a marked reduction in handheld computer deployments by a key North American channel partner. Revenue increases in 2005 of $0.4 million in our Modem plug-in products, increases of $0.4 million in our Ethernet plug-in products, and increases of $0.2 million in our accessory products, including our Mobile Power Pack, were partially offset by declines of $0.3 million in sales of our Wireless LAN plug-in cards, declines of $0.2 million in sales of our Bluetooth plug-in products, and slight declines in sales of our Cordless GPS receiver with navigation kit. Our connectivity revenues in 2005 were negatively affected though the first half of 2005 by the transitions to new models by the major PDA manufacturers begun in the latter half of 2004, which were not fully resolved until late in the second quarter of 2005. In addition, the introduction of an operating system upgrade, Windows Mobile 5.0, announced in September 2005 slowed sales in the fourth quarter of 2005.

Our OEM embedded product revenues in 2006 were $5.2 million compared to $3.4 million in 2005, and $3.7 million in 2004. Revenue growth in 2006 of $1.9 million from sales of our Bluetooth modules was due to increased manufacturing volumes of industrial ruggedized PDAs by our customers during the first three quarters of 2006. In the fourth quarter of 2006 sales levels of our Bluetooth modules declined due to increased competition our customers experienced in the industrial ruggedized market segment during the fourth quarter. Partially offsetting the overall increased Bluetooth module sales were declines in sales of our embedded Bluetooth cards and declines in sales of our proprietary ASIC chip due to customers choosing higher speed alternative ASIC solutions beginning in the latter half of 2005. We do not anticipate material levels of chip sales beyond fiscal 2006. Revenue declines in 2005 of $0.8 million in our proprietary ASIC chip as customers began choosing alternative ASIC solutions, and declines of $0.1 million in engineering service revenues, were partially offset by increases of $0.6 million in sales of our Bluetooth modules due to higher order levels by customers delivering new products. Sales of our embedded Bluetooth cards were flat in 2005 compared to 2004.

Our serial product revenues in 2006 were $2.5 million compared to $3.3 million in 2005, and $3.7 million in 2004. Revenue declines of $0.7 million in 2006 and $0.5 million in 2005 were from reduced sales of our standard serial PC Card products. Our standard peripheral connection cards are primarily sold to connect peripheral devices or other electronic equipment to notebook computers. Additional declines in 2006 were from lower sales of our CompactFlash Card product compared to relatively flat sales of this product in 2005. Partially offsetting revenue declines in 2005 were increased sales of our cordless Bluetooth serial adapter. Overall serial product revenues have declined in fiscal 2006 from 2005 levels, continuing a trend reflecting the gradual replacement of serial technology with USB and other newer connection technologies.

Gross Margins

Gross margins for 2006 were 49 percent of revenues compared to gross margins of 50 percent in 2005, and 51 percent in 2004. Margin reductions in 2006 are due to a product mix reflecting growth in products with lower than average margins and reductions in products with higher than average margins. Additional impacts on margins in 2006 are related to higher accruals for inventory reserves compared to 2005, reflecting estimates for excess non-RoHS compliant inventories. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Our average target gross margin historically has been 50 percent, and we expect the gross margin to fluctuate within a range of that target.

Research and Development Expense

Research and development expense in 2006 was $5.1 million, an increase of 46 percent from research and development expense in 2005 of $3.5 million. Research and development expense in 2005 decreased by 4 percent from research and development expense in 2004 of $3.7 million. Personnel costs increased by $0.6 million in 2006, of which approximately half was related to the recognition of stock-based compensation expense resulting from the adoption and implementation of SFAS 123R beginning January 1, 2006. Additional increases were from increased equipment costs, outside services, and consulting and professional fees reflecting increased development activities, of which $0.3 million is attributable to the initial costs of the development of our mobile handheld computer. Reductions in 2005 were primarily attributable to reduced consulting and professional fees and outside services related to the timing of development projects.

Sales and Marketing Expense

Sales and marketing expense in 2006 was $7.1 million, an increase of 8 percent compared to sales and marketing expense in 2005 of $6.6 million. Sales and marketing expense in 2005 increased by 11 percent compared to sales and marketing expense in 2004 of $5.9 million. Increases in personnel costs of $0.5 million in 2006 were primarily from stock-based compensation expense resulting from the adoption and implementation of SFAS 123R beginning January 1, 2006. Slight increases in equipment costs and consulting and professional fees, were partially offset by reductions in outside services and advertising and promotion. Increases of $0.4 million in 2005 were from increased personnel costs related to staffing key sales and marketing positions, and increases of $0.3 million were from higher levels of advertising and promotion, and travel related expenses.

General and Administrative Expense

General and administrative expense in 2006 was $2.7 million, an increase of 6 percent compared to general and administrative expense in 2005 of $2.5 million. General and administrative expense in 2005 decreased by 17 percent compared to general and administrative expense in 2004 of $3.1 million. Increases in personnel costs of $0.4 million in 2006 were primarily from stock-based compensation expense recognized in 2006 resulting from the adoption and implementation of SFAS 123R beginning January 1, 2006. Partially offsetting these increases were reduced professional fees in 2006 related to Sarbanes-Oxley compliance requirements incurred in 2005, and reduced business insurance costs compared to 2005. Decreases of $0.6 million in 2005 were due to reduced legal and professional fees related to the patent infringement complaint by Khyber Technologies Corporation, which was settled in the beginning of the third quarter of 2004. Additional decreases of $0.2 million from reduced facility costs and business insurance costs were offset by increases in professional fees related primarily to Sarbanes-Oxley compliance requirements completed in the first quarter of 2005.

Amortization of Intangibles

In July 2004 we acquired a patent which covers the design and functioning of plug-in bar code scanners, bar code imagers and RFID products. The patent was purchased for $600,000 and has been capitalized as an intangible asset. The patent is being amortized on a straight line basis over a ten year period. Intangible assets of $570,750 remaining from a prior acquisition in 2000 consist of developed software and technology with estimated lives at the time of acquisition of 8.5 years. At December 31, 2004, a licensing agreement with a book value of $38,000 was reclassified as an intangible asset and is being amortized over its remaining life of three years. During the first quarter of 2002, we acquired intangible assets in conjunction with the acquisition of Nokia's CompactFlash Bluetooth Card business and related product line technology valued at $980,000. Estimated useful lives of the acquired assets at the time of acquisition ranged from one to three years. At March 31, 2005, all components of the acquired Nokia intangibles were fully amortized. Total amortization charges in 2006 for all acquired intangibles were $140,000, compared to $203,000 in 2005, and $397,000 in 2004. The lower amortization charges in 2006 are due to components of intangible property becoming fully amortized.

Interest Income and Other, and Interest Expense

Interest income reflects interest earned on cash balances. Interest income was $175,000 in 2006, $92,000 in 2005, and $37,000 in 2004. Higher levels of interest income in 2006 and 2005, compared to 2005 and 2004, respectively, reflects higher average levels of cash on hand combined with higher rates of return compared to the respective prior periods. Higher levels of cash on hand in 2006 compared to 2005 were primarily from the exercise of Series E and Series F warrants totaling $0.6 million, and changes in working capital balances resulting in a source of cash of $0.3 million. Higher levels of cash on hand in 2005 compared to 2004 were primarily from changes in working capital balances resulting in a source of cash of $1.5 million.

Interest expense was $7,800 in 2006, $5,000 in 2005, and $8,200 in 2004. Interest expense is related to interest on amounts drawn on our bank lines of credit and interest on equipment lease financing obligations, and additionally in 2004 from interest on the outstanding note payable to Nokia. We used our bank lines of credit only at the end of each quarter in each of the years presented. Higher interest expense in 2006 is due to higher interest rates on our lines of credit in 2006 compared to 2005. Lower interest expense in 2005 compared to 2004 reflects the repayment of the note payable to Nokia in April 2004.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized. We have not generated taxable income in any periods in any jurisdiction, foreign or domestic. The Company has maintained a full valuation allowance for all deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized.

Preferred Stock Dividends

Preferred stock dividends of $11,000 in 2006, $48,000 in 2005 and $50,000 in 2004, reflect dividends accrued at the rate of 8% per annum on Series F Preferred Stock issued in March 2003. Series F dividends were payable quarterly in cash or in common stock, at the option of the Company. Dividends in 2006 reflect dividends on Series F Preferred Stock up through the date of mandatory conversion in the first quarter 2006, and were paid prior to the end of the first quarter. On March 21, 2006 the outstanding shares of Series F Preferred Stock automatically converted into common stock resulting in the issuance of 823,300 shares of common stock. Dividends for Series F Preferred Stock were paid in cash subsequent to the end of each of the quarters in 2005 and 2004.

Quarterly Results of Operations

The following table sets forth summary quarterly statements of operations data for each of the quarters in 2005 and 2006. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in our opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
(Amounts in thousands, except per share amounts)	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2005	2005	2005	2005	2006	2006	2006	2006
Summary Quarterly Data:
Revenue	$5,982	$6,580	$6,548	$5,924	$6,759	$6,855	$5,974	$5,393
Cost of revenue	2,934	3,268	3,266	2,977	3,385	3,454	3,151	2,800
Gross profit	3,048	3,312	3,282	2,947	3,374	3,401	2,823	2,593
Operating expenses:
Research and development	889	898	848	876	1,137	1,379	1,239	1,383
Sales and marketing	1,635	1,558	1,654	1,743	1,762	1,841	1.839	1,703
General and administrative	833	579	563	564	842	641	594	620
Amortization of intangibles	95	36	36	36	36	36	35	33
Total operating expenses	3,452	3,071	3,101	3,219	3,777	3,897	3,707	3.739
Interest income (expense), net	12	17	26	32	34	48	46	39
Deferred tax expense	---	---	---	---	---	---	---	(150)
Net income (loss)	(392)	258	207	(240)	(369)	(448)	(838)	(1,257)
Preferred stock dividends	(12)	(12)	(12)	(12)	(11)	---	---	---
Net income (loss) applicable to common stockholders	$(404)	$246	$195	$(252)	$(380)	$(448)	$(838)	$(1,257)
Basic and diluted net income (loss) per share applicable to common stockholders	$(0.01)	$0.01	$0.01	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.04)

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

Liquidity and Capital Resources

We were unprofitable in fiscal 2006 due in part to the negative impact of the adoption of SFAS 123R on January 1, 2006, which does not require the use of cash. We were profitable in two of the quarters in fiscal year 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was our first profitable year in our history. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception, we have raised approximately $51 million in equity capital. Prior to the first quarter of 2004, we incurred significant quarterly and annual operating losses in every fiscal period. We may continue to be unprofitable in the future.

Cash used in operating activities was $0.4 million in 2006 compared to cash provided by operating activities of $2.2 million in 2005, and cash used in operating activities of $0.6 million in 2004. Cash used in 2006 from our net loss adjusted for non-cash items was $0.8 million, compared to cash provided from our net income adjusted for non-cash items resulting in $0.5 million in 2005 and $1.3 million in 2004. Adjustments for non-cash items, including depreciation and amortization, amortization of intangibles, gains and losses on foreign currency transactions, changes in deferred rent, deferred tax expense, and beginning January 1, 2006, stock-based compensation, totaled $2.1 million in 2006, compared to $0.7 million in 2005, and $0.9 million in 2004. Changes in working capital balances resulted in a source of cash of $0.4 million in 2006 and $1.7 million in 2005, and a use of cash of $1.9 million in 2004. Changes in working capital balances in 2006 were primarily from increases in deferred revenues due to increased inventory levels in our distribution channel, and reductions in accounts receivables due to lower shipments in the fourth quarter, partially offset by decreases accounts payables and increases in inventory and other assets. Changes in working capital balances in 2005 were primarily from decreases in receivables due to early collections from key distributors, and reductions in levels of inventory, partially offset by increases in prepaid assets and decreases in payables. Changes in working capital balances during 2004 reflect increases in inventory stock and accounts receivable to meet higher overall levels of shipping and billing compared to 2003, and reductions in accounts payable partially offset by increases in deferred revenue from growth in our international distribution channel.

Cash used in investing activities was $0.8 million in 2006, $0.6 million in 2005, and $1.0 million in 2004. Investing activities in 2006 and 2005 reflect the costs of new computer hardware and software, and tooling costs. Investing activities in 2004 primarily reflect the purchase costs of the Khyber patent of $0.6 million in July 2004. Additional investing activities in 2004 reflect the costs of new computer hardware and software, and tooling costs.

Cash provided by financing activities was $0.5 million in 2006 compared to cash used in financing activities of $0.6 million in 2005, and cash provided by financing activities of $1.0 million in 2004. Financing activities in 2006 consisted primarily of proceeds totaling $0.6 million from the exercise of warrants and stock options, partially offset by a net decrease in the amounts drawn on our bank lines of credit, and the final dividend payments on Series F Preferred Stock. At the end of 2006 we drew $2.2 million in cash against our bank credit line, which we repaid in January 2007. Financing activities in 2005 consist primarily of $0.6 million used to decrease the amounts drawn on our bank line of credit at the end of 2005 compared to the end of 2004. Payments of cash dividends and payments on capital leases totaling $0.1 million were offset by proceeds from the exercise of stock options. At the end of 2005 we drew $2.3 million in cash against our bank credit line, which we repaid in January 2006. Financing activities in 2004 consist of $1.4 million from the net increase in the amounts drawn on our bank lines of credit and proceeds of $0.1 million from the exercise of stock options and warrants, partially offset by payments of $0.5 million on the note payable to Nokia. In April 2004 the Company made the final payment on the note payable to Nokia. At the end of 2004 we drew $2.9 million in cash against our bank credit line, which we repaid in January 2005.

Our cash balances at December 31, 2006 were $6.1 million, including cash of $2.2 million drawn against our bank line of credit. In March 2006, we extended our bank line of credit agreement which will now expire on March 2, 2008. We have warrants outstanding from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. We believe our existing cash, plus our ability to reduce costs, and our bank line will be sufficient to meet our funding requirements at least through December 31, 2007. If we can return to profitability and revenue growth, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increasing expenses, including more employees to support our growth and increases in salaries, benefits, and related support costs for employees. If we cannot return to profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. Should the need arise, we cannot assure you that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Although we do not anticipate the need to raise additional capital at this time to fund our operations, we may raise additional capital if market conditions are appropriate.

Our contractual obligations at December 31, 2006 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years		4 to 5 years		More than 5 years
Capital leases	$8,400	$8,400	$	---	$	---	$	---
Operating leases	1,771,600	191,000		1,049,500		531,100		---
Unconditional purchase obligations with contract manufacturers	1,497,800	1,497,800		---		---		---
Total contractual cash obligations	$3,277,800	$1,697,200		$1,049,500		$531,100	$	---

Off-Balance Sheet Arrangements

As of December 31, 2006, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company has determined that the adoption of FIN 48 will not have a material affect on the Company's financial position and consolidated results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended December 31, 2006, a decline of 1% in interest rates would reduce our quarterly interest income by approximately $9,700.

Our bank credit line facilities of up to $4.0 million have variable interest rates based upon the lender's index rate plus 0.5% for both the domestic line (up to $2.5 million) and the international line (up to $1.5 million). Accordingly, interest rate increases would increase our interest expense on outstanding credit line balances. We utilized our credit line facility only at the end of each quarter in 2006 and 2005, and therefore did not subject ourselves to interest rate exposure. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $10,000 for each $1 million of borrowings, if outstanding for the entire year, against our bank credit facility or a maximum of $40,000 if we utilized our entire credit line.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros, we pay the expenses of our European subsidiary in Euros, and we expect to enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. To date these balances have been small, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and subsidiary expenses at the beginning, during and at the end of the quarter ended December 31, 2006, an adverse change of 10% in exchange rates would result in a decrease in our net income for the fourth quarter of approximately$74,800, if left unprotected. For the fourth quarter of 2006 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net gain of $18,900. We hedge a significant portion of our European receivable balances denominated in Euros to reduce the foreign currency risk associated with these assets. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take additional actions to mitigate these risks.

Item 8. Financial Statements and Supplementary Data

The supplementary information required by this item is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

REPORT OF MOSS ADAMS LLP
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Socket Communications, Inc.

We have audited the accompanying consolidated balance sheets of Socket Communications, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, preferred stock and stockholders' equity, and cash flows for the years ended December 31, 2006, 2005 and 2004. Socket Communications, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Socket Communications, Inc. as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company adopted a new principle of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment.

/s/ Moss Adams LLP

San Francisco, California
March 16, 2007

SOCKET COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$6,104,277	$6,833,193
Accounts receivable, net of allowance for doubtful accounts of $118,651 at December 31, 2006 and 2005	2,699,218	2,952,429
Inventories	2,350,284	2,195,394
Prepaid expenses and other current assets	193,196	315,287
Total current assets	11,346,975	12,296,303

Property and equipment:
Machinery and office equipment	1,790,053	1,821,367
Computer equipment	1,021,720	913,389
	2,811,773	2,734,756
Accumulated depreciation	(2,069,596)	(2,106,914)
Property and equipment, net	742,177	627,842

Intangible technology, net	608,491	748,937
Goodwill	9,797,946	9,797,946
Other assets	291,778	163,754
Total assets	$22,787,367	$23,634,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,368,388	$2,557,105
Accrued expenses	72,016	59,316
Accrued payroll and related expenses	751,007	729,768
Bank line of credit	2,213,261	2,308,771
Deferred income on shipments to distributors	1,472,781	1,114,450
Current portion of deferred rent and capital leases	8,372	42,639
Total current liabilities	6,885,825	6,812,049

Long term portion of capital leases:	---	8,372
Deferred income taxes	150,379	---
Total liabilities	7,036,204	6,820,421

Commitments and contingencies
Stockholders' equity:
Series F Convertible Preferred Stock, $0.001 par value: Authorized shares—276,269, Issued and outstanding shares—none at December 31, 2006 and $82,330 at December 31, 2005	---	82
Common stock, $0.001 par value: Authorized shares—100,000,000, Issued and outstanding shares—31,851,285 at December 31, 2006 and 30,223,709 at December 31, 2005	31,851	30,224
Additional paid-in capital	52,531,493	50,673,487
Accumulated deficit	(36,812,181)	(33,889,432)
Total stockholders’ equity	15,751,163	16,814,361
Total liabilities and stockholders’ equity	$22,787,367	$23,634,782

See accompanying notes.

SOCKET COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2006	2005	2004
Revenues	$24,981,455	$25,034,108	$26,130,217
Cost of revenue	12,790,062	12,445,082	12,768,383
Gross profit	12,191,393	12,589,026	13,361,834

Operating expenses:
Research and development	5,136,507	3,510,359	3,658,124
Sales and marketing	7,144,866	6,590,227	5,928,831
General and administrative	2,698,051	2,538,981	3,068,309
Amortization of intangible technology	140,446	203,042	397,148
Total operating expenses	15,119,870	12,842,609	13,052,412

Operating income (loss)	(2,928,477)	(253,583)	309,422

Interest income and other	174,573	91,862	36,706
Interest expense	(7,813)	(4,954)	(8,245)

Net income (loss) before deferred taxes	(2,761,717)	(166,675)	337,883
Deferred tax expense	(150,379)	---	---
Net income (loss)	(2,912,096)	(166,675)	337,883
Preferred stock dividends	(10,653)	(48,490)	(50,105)
Net income (loss) applicable to common stockholders	$(2,922,749)	$(215,165)	$287,778

Net income (loss) per share applicable to common stockholders
Basic	$(0.09)	$(0.01)	$0.01
Diluted	$(0.09)	$(0.01)	$0.01

Weighted average shares outstanding:
Basic	31,447,266	30,181,266	30,060,947
Diluted	31,447,266	30,181,266	33,975,525

See accompanying notes.

SOCKET COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY

	Series F
	Convertible					Additional		Total
	Preferred Stock			Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount		Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2003	92,906		$93	29,827,029	$29,827	$50,430,460	$(33,962,045)	$16,498,335
Exercise of warrants	---		---	122,213	122	81,258	---	81,380
Exercise of stock options	---		---	101,372	102	84,499	---	84,601
Conversion of Series F convertible preferred stock to common stock	(9,083)		(9)	90,830	90	(81)	---	---
Dividends paid in cash on Series F convertible preferred stock	---		---	---	---	---	(50,105)	(50,105)
Net income	---		---	---	---	---	337,883	337,883
Balance at December 31, 2004	83,823		84	30,141,444	30,141	50,596,136	(33,674,267)	16,952,094
Exercise of stock options	---		---	67,335	68	56,564	---	56,632
Charge for compensatory stock options	---		---	---	---	20,800	---	20,800
Conversion of Series F convertible preferred stock to common stock	(1,493)		(2)	14,930	15	(13)	---	---
Dividends paid in cash on Series F convertible preferred stock	---		---	---	---	---	(48,490)	(48,490)
Net loss	---		---	---	---	---	(166,675)	(166,675)
Balance at December 31, 2005	82,330		82	30,223,709	30,224	50,673,487	(33,889,432)	16,814,361
Exercise of warrants	---		---	727,961	728	583,374	---	584,102
Exercise of stock options	---		---	76,315	76	60,625	---	60,701
Conversion of Series F convertible preferred stock to common stock	(82,330)		(82)	823,300	823	(741)	---	---
Dividends paid in cash on Series F convertible preferred stock	---		---	---	---	---	(10,653)	(10,653)
Stock-based compensation	---		---	---	---	1,214,748	---	1,214,748
Net loss	---		---	---	---	---	(2,912,096)	(2,912,096)
Balance at December 31, 2006	---	$	---	31,851,285	$31,851	$52,531,493	$(36,812,181)	$15,751,163

See accompanying notes.

SOCKET COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006		2005	2004
Operating activities
Net income (loss)		$(2,912,096)	$(166,675)	$337,883
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation		735,278	435,218	438,387
Amortization		---	4,510	27,062
Net foreign currency transactions (gains) losses		(66,103)	47,896	55,160
Amortization of intangible technology		140,446	203,042	397,148
Stock-based compensation		1,214,748	20,800	---
Deferred tax expense		150,379	---	---
Change in deferred rent		(33,024)	(33,021)	22,013

Changes in operating assets and liabilities:
Accounts receivable		321,092	1,092,642	(407,396)
Inventories		(154,890)	745,817	(1,204,245)
Prepaid expenses and other current assets		122,091	(155,540)	(21,459)
Other assets		(128,024)	(35,121)	4,925
Accounts payable		(181,720)	(105,496)	(441,288)
Accrued expenses		12,700	21,500	(2,000)
Accrued payroll and related expenses		21,239	49,267	(13,939)
Deferred income on shipments to distributors		358,331	58,273	204,509
Net cash provided by (used in) operating activities		(399,553)	2,183,112	(603,240)

Investing activities
Purchase of equipment and tooling		(849,613)	(588,572)	(359,163)
Acquisition of Khyber patent		---	---	(600,000)
Net cash used in investing activities		(849,613)	(588,572)	(959,163)

Financing activities
Payments on capital leases and equipment financing notes		(9,615)	(9,172)	(20,882)
Payments on note payable		---	---	(449,284)
Gross proceeds from borrowings under bank line of credit agreement		9,406,189	10,071,907	11,366,719
Gross repayments of borrowings under bank line of credit agreement		(9,501,699)	(10,712,408)	(9,984,837)
Gross proceeds from sale of foreign currency forward exchange contract		---	---	---
Stock options exercised		60,701	56,632	84,602
Dividends paid on Series E redeemable convertible preferred stock and Series F convertible preferred stock		(22,682)	(48,661)	(37,905)
Warrants exercised		584,102	---	81,379
Net cash provided by financing activities		516,996	(641,702)	1,039,792

Effect of exchange rate changes on cash and cash equivalents		3,254	(51,397)	32,938
Net increase (decrease) in cash and cash equivalents		(728,916)	901,441	(489,673)
Cash and cash equivalents at beginning of year		6,833,193	5,931,752	6,421,425
Cash and cash equivalents at end of year		$6,104,277	$6,833,193	$5,931,752

Supplemental cash flow information
Cash paid for interest		$7,813	$4,954	$8,245
Accrued dividends on preferred stock	$	---	$12,029	$12,200

See accompanying notes.

SOCKET COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

Organization and Business
Socket Communications, Inc. ("Socket" or the "Company") produces mobile systems serving the business market. The Company designs, manufactures and sells data collection and connectivity products for mobile electronic devices. The Company's data collection products are designed to collect data on handheld computers, tablet computers, notebook computers and selected smartphones using bar code scanning and Radio Frequency Identification (RFID) technologies. The Company's connectivity products are designed to connect handheld computers, tablet computers, notebook computers and smartphones to the Internet, to local area computer networks, to wide area computer networks, and to other peripheral devices through both wireless and cable connections. The Company also offers embedded products that are designed to be installed inside third-party mobile electronic devices, and serial products that connect electronic devices. The Company has announced plans to offer a family of handheld computers beginning in 2007. The Company's products are designed for use with a broad range of mobile computing devices that support standard expansion mechanisms. The standard expansion mechanisms supported include slots for plug-in cards in the CompactFlash, PC Card, and Secure Digital Input/Output (SDIO) form factors and Bluetooth®, a short range wireless device connection technology, and Wireless LAN, a wireless network connection technology. The Company's products are designed to address mobile workforce connectivity needs by enabling the use of handheld devices to extend data communications capabilities beyond location-dependent wired networks or telephone lines. The Company's products integrate hardware, software and services into complete mobile connectivity solutions. The Company is incorporated in the state of Delaware.

Principles of Consolidation
The consolidated financial statements include all of the accounts of the Company and those of its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated. The expenses associated with the operations of our foreign offices were $380,173, $866,095, and $969,492, in 2006, 2005, and 2004, respectively.

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

Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. As of December 31, 2006 and 2005, all of the Company's cash and cash equivalents consisted of amounts held in demand and money market deposits in banks.

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

Accounts Receivable Allowances
The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers. Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible. The following describes activity in the allowance for doubtful accounts for the years ended December 31, 2006, 2005, and 2004:

	Balance at	Charged to		Balance at
	Beginning of	Costs and	Amounts	End of
Year	Year	Expenses	Written Off	Year

2006	$118,651	$ ---	$ ---	$118,651
2005	$127,300	$ ---	$8,649	$118,651
2004	$113,244	$47,953	$33,897	$127,300

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

	December 31,
	2006	2005
Raw materials and sub-assemblies	$2,044,643	$1,910,653
Finished goods	305,641	284,741
	$2,350,284	$2,195,394

Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method, over the estimated useful lives of the assets ranging from one to five years. Assets under capital leases are amortized over the shorter of the asset life or the remaining lease term.

Goodwill and Other Intangible Assets Review
Goodwill and intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). The Company assesses the impairment of long-lived assets, including goodwill and intangibles on a quarterly basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that the Company considers important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel.

Goodwill represents the excess of cost over the estimated fair value of net assets acquired from the acquisitions of Nokia's CompactFlash Bluetooth Card business in 2002 and 3rd Rail Engineering in 2000, which in accordance with FAS 142, is no longer being amortized. Also in accordance with FAS 142, the Company tests goodwill for impairment at the reporting unit level on a quarterly basis. The Company has determined it is appropriate to report as a single unit. SFAS No. 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second test is not performed. The second step of the impairment test is performed when required and compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Based on the goodwill test for impairment performed during the quarter ended December 31, 2006, management determined that there is no impairment of goodwill.

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

Advertising Costs
Advertising costs are charged to sales and marketing as incurred. The Company incurred $724,553, $825,238, and $790,730, in advertising costs during 2006, 2005, and 2004, respectively.

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

Net Income (Loss) Per Share
The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic net income (loss) per share:

	Years Ended December 31,
	2006	2005	2004
Numerator:
Net income (loss)	$(2,912,096)	$(166,675)	$337,883
Preferred stock dividends and accretion	(10,653)	(48,490)	(50,105)
Net income (loss) applicable to common stockholders	$(2,922,749)	$(215,165)	$287,778

Denominator:
Weighted average common shares outstanding used in computing net income (loss) per share:
Basic	31,447,266	30,181,266	30,060,947
Dilutive potential common shares	---	---	3,914,578
Diluted	31,447,266	30,181,266	33,975,525

Net income (loss) per share applicable to common stockholders:
Basic	$(0.09)	$(0.01)	$0.01
Diluted	$(0.09)	$(0.01)	$0.01

For the 2006 and 2005 periods presented, the diluted net loss per share is equivalent to the basic net loss per share because the Company experienced losses in these years and thus no potential common shares underlying stock options, warrants, or convertible preferred stock have been included in the net loss per share calculation. Options and warrants to purchase 9,828,275 and 9,979,793 shares of Common Stock in 2006 and 2005, respectively, have been omitted from the loss per share calculation as their effect is anti-dilutive. For the 2004 period the diluted shares outstanding include the dilutive effect of assumed conversion of Series F Convertible Preferred Stock and assumed exercise of all in-the-money employee stock options and warrants, which is calculated based on the average share price for the 2004 fiscal period using the treasury stock method. Under the treasury stock method, the hypothetically received proceeds from the exercise of in-the-money options and warrants are assumed to be used to repurchase shares. For 2004, options and warrants to purchase 3,613,954 shares of the Company's Common Stock were excluded from the calculation of diluted earnings per share because the exercise prices were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

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

At December 31, 2006, options issued to employees for 8,838,563 shares were outstanding, of which 6,789,249 were exercisable. The weighted average fair value of the individual options issued and outstanding during the year ended December 31, 2006 was estimated at $1.69 per share. The fair values were determined using a binomial lattice valuation model for options granted during fiscal 2006, and a Black-Scholes valuation model for options granted prior to January 1, 2006. Weighted average assumptions for options issued and outstanding during the year ended December 31, 2006 are shown below:

Year ended December 31, 2006
Risk-free interest rate (%)	3.51%
Dividend yield	---
Volatility factor	1.2
Expected option life (years)	4.8

Total stock-based compensation expense recognized in our consolidated statement of operations for the year ended December 31, 2006 is as follows:

Income Statement Classification	Year ended December 31, 2006
Cost of revenue	$101,705
Research and development	310,902
Sales and marketing	456,284
General and administrative	345,857
Total	$1,214,748

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

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's per share results would have changed to the pro forma net loss amounts indicated below:

	Years Ended December 31,
	2005	2004
Net income (loss) applicable to common shareholders, as reported	$(215,165)	$287,778
Stock-based employee compensation expense determined under fair value based method	(2,317,132)	(1,763,002)
Pro forma net loss applicable to common shareholders	$(2,532,297)	$(1,475,224)

Basic net income (loss) per share, as reported	$(0.01)	$0.01
Diluted net income (loss) per share, as reported	$(0.01)	$0.01
Pro forma basic and diluted net loss per share	$(0.08)	$(0.05)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2005	2004
Risk-free interest rate (%)	4.02%	3.13%
Dividend yield	---	---
Volatility factor	1.2	1.3
Expected option life (years)	4.6	4.5

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

Recent Accounting Standards
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company has determined that the adoption of FIN 48 will not have a material affect on the Company's financial position and consolidated results of operations or cash flows.

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

Information regarding geographic areas for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Years Ended December 31,
Revenues: (in thousands)	2006	2005	2004
United States	$17,073	$16,206	$16,392
Europe	5,824	6,142	6,293
Asia and rest of world	2,084	2,686	3,445
	$24,981	$25,034	$26,130

Export revenues are attributable to countries based on the location of the customers.

Information regarding product families for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Years Ended December 31,
Revenues: (in thousands)	2006	2005	2004
Data collection products	$10,371	$9,628	$10,440
Connectivity products	6,854	8,692	8,292
Embedded products and services	5,224	3,444	3,669
Serial products	2,532	3,270	3,729
	$24,981	$25,034	$26,130

Major Customers
Customers who accounted for at least 10% of total revenues in fiscal 2006, 2005, and 2004 were as follows:

	Years Ended December 31,
	2006	2005	2004
Tech Data Corp.	26%	28%	28%
Ingram Micro, Inc.	14%	14%	15%

NOTE 2 - Intangible Technology

Intangible assets consist of a patent purchased in 2004 for $600,000 covering the design and functioning of plug-in bar code scanners, bar code imagers and RFID products, which is being amortized on a straight line basis over its estimated life of ten years; intangible assets of $570,750 remaining from a prior acquisition in 2000 consisting of developed software and technology with estimated lives at the time of acquisition of 8.5 years; and a licensing agreement with a book value of $38,000, which was reclassified as an intangible asset at December 31, 2004 and is being amortized over its remaining life of three years.

Intangible technology as of December 31, 2006 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$150,000	$450,000
Project management tools	570,750	419,669	151,081
Licensing agreement	114,342	106,932	7,410
Intangible technology	$1,285,092	$676,601	$608,491

Intangible technology as of December 31, 2005 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$90,000	$510,000
Project management tools	570,750	352,522	218,228
Licensing agreement	114,342	93,633	20,709
Intangible technology	$1,285,092	$536,155	$748,937

Based on identified intangible assets recorded at December 31, 2006 and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2007	$134,557
2008	127,147
2009	76,787
2010	60,000
2011 and beyond	210,000
$608,491

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

NOTE 4 - Bank Financing Arrangements

On March 3, 2006, the Company agreed with its bank to extend the term of the existing credit facility by an additional year, which will now expire on March 2, 2008. The credit facility under the credit agreement allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables, up to a maximum of $2,500,000 and $1,500,000, respectively, at the lender's index rate based on prime plus 0.5%. The rates in effect at December 31, 2006 were 8.75% on both the domestic and international lines. At December 31, 2006, outstanding amounts borrowed under the lines were $1,100,226 and $1,113,035, respectively, which were the approximate amounts available on the lines. These amounts outstanding at December 31, 2006 were repaid in January 2007. At December 31, 2005, outstanding amounts borrowed under the lines were $1,358,984 and $949,787, respectively, which were the approximate amounts available on the lines. These amounts outstanding at December 31, 2005 were repaid in January 2006. The Company used the credit facility only at the end of the each quarter in fiscal years 2006 and 2005. Under the credit agreement, the Company must maintain quarterly minimum tangible net worth equal to $5,400,000, plus 50% of quarterly net profits and 50% of net proceeds from equity and subordinated debt financing transactions beginning with the quarter ending December 31, 2006. The Company was in compliance with the tangible net worth requirements at the end of fiscal years 2006 and 2005.

NOTE 5 - Capital Lease Obligations and Equipment Financings

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At December 31, 2006, property and equipment with a cost of $37,333 were subject to such financing arrangements. Related accumulated amortization at December 31, 2006 amounted to $28,961. Future minimum payments under capital lease and equipment financing arrangements as of December 31, 2006, are as follows:

2007		8,556
Total minimum payments		8,556
Less amount representing interest		(184)
Present value of net minimum payments		8,372
Less current portion		(8,372)
Long-term portion	$	---

NOTE 6 - Commitments

On October 24, 2006, the Company entered into a commercial building lease agreement for its new headquarters. The sixty-four month lease, beginning on February 1, 2007, provides for the lease by the Company of approximately 37,131 square feet of space in Newark, California. Total base rent payable over the lease period is $1,771,595. The Company has one option to extend the term of the lease for an additional five-year period with respect to the entire premises. Future minimum lease payments under all operating leases are as shown below:

2007	$191,039
2008	337,706
2009	349,663
2010	362,102
2011	374,578
2012	156,507
$1,771,595

Rental expense under all operating leases was $349,428, $377,427, and $470,524, for each of the years ended December 31, 2006, 2005, and 2004, respectively.

The Company has non-cancelable purchase commitments with its vendors for inventory used in the ordinary course of business in the aggregate amount of $1.5 million in 2007.

NOTE 7 - Stock Option/Stock Issuance Plan

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

Information with respect to the 1995 Plan is summarized as follows:

		Outstanding Options
	Options		Weighted
	Available	Number	Average
	For Grant	of Shares	Price Per Share
Balance at December 31, 2003	589,888	4,685,265	$1.64
Increase in shares authorized	1,193,421	---
Granted	(1,022,500)	1,022,500	$3.16
Canceled	212,278	(212,278)	$2.71
Exercised	---	(105,372)	$0.91
Transferred to 2004 Plan	(973,087)	---
Balance at December 31, 2004	---	5,390,115	$1.90
Canceled	227,212	(227,212)	$2.84
Exercised	---	(67,335)	$0.84
Transferred to 2004 Plan	(227,212)	---
Balance at December 31, 2005	---	5,095,568	$1.87
Canceled	293,254	(293,254)	$2.69
Exercised	---	(76,315)	$0.80
Transferred to 2004 Plan	(293,254)	---
Balance at December 31, 2006	---	4,725,999	$1.83

The weighted average fair value of options granted during 2004 under the 1995 Plan was $2.76. As of December 31, 2006, 2005, and 2004, options to purchase 4,465,441, 4,151,892, and 3,460,694, shares, respectively, under the 1995 Plan were exercisable at weighted average exercise prices of $1.80, $1.85, and $1.98, respectively.

The outstanding and exercisable options under the 1995 Plan at December 31, 2005 presented by price range are as follows:

	Options Outstanding			Options Exercisable
		Weighted
Range of	Number of	Average	Weighted	Number of	Weighted
Exercise	Options	Remaining Life	Average	Options	Average
Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$0.44 - $0.69	261,541	2.00	$0.59	261,541	$0.59
$0.70 - $0.76	1,364,549	6.17	$0.74	1,293,153	$0.74
$0.97 - $1.29	1,228,956	5.00	$1.14	1,228,956	$1.14
$1.50	17,708	2.92	$1.50	17,708	$1.50
$2.28 - $3.38	1,851,245	5.50	$3.28	1,662,083	$3.29
$7.75	2,000	3.00	$7.75	2,000	$7.75
$0.44 - $7.75	4,725,999	5.33	$1.83	4,465,441	$1.80

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

Information with respect to the 1999 Plan is summarized as follows:

		Outstanding Options
	Options		Weighted
	Available	Number	Average
	For Grant	of Shares	Price Per Share
Balance at December 31, 2003	37,922	1,245,483	$2.87
Canceled	142,732	(142,732)	$3.38
Balance at December 31, 2004	180,654	1,102,751	$2.88
Canceled	30,000	(30,000)	$3.19
Balance at December 31, 2005	210,654	1,072,751	$2.78
No transactions	---	---
Balance at December 31, 2006	210,654	1,072,751	$2.78

As of December 31, 2006, 2005, and 2004, options to purchase 1,072,751, 1,072,751, and 1,094,418, shares were exercisable under the 1999 Plan at weighted average exercise prices of $2.78, $2.78, and $2.79, respectively. The outstanding and exercisable options at December 31, 2006 under the 1999 Plan presented by price range are as follows:

	Options Outstanding			Options Exercisable
		Weighted
Range of	Number of	Average	Weighted	Number of	Weighted
Exercise	Options	Remaining Life	Average	Options	Average
Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$0.56	211,009	2.50	$0.56	211,009	$0.56
$2.28	40,000	4.58	$2.28	40,000	$2.28
$3.38	821,742	4.08	$3.38	821,742	$3.38
$0.56 - $3.38	1,072,751	3.75	$2.78	1,072,751	$2.78

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

Information with respect to the 2004 Plan is summarized as follows:

		Outstanding Options
	Options		Weighted
	Available	Number	Average
	For Grant	of Shares	Price Per Share
Transferred from 1995 Plan	973,087	---
Granted	(95,400)	95,400	$1.51
Balance at December 31, 2004	877,687	95,400	$1.51
Increase in shares authorized	1,205,657	---
Transferred from 1995 Plan	227,212	---
Granted	(2,098,000)	2,098,000	$1.38
Canceled	99,600	(99,600)	$1.50
Balance at December 31, 2005	312,156	2,093,800	$1.38
Increase in shares authorized	1,208,948	---
Transferred from 1995 Plan	293,254	---
Granted	(1,361,800)	1,361,800	$1.18
Canceled	415,787	(415,787)	$1.24
Balance at December 31, 2006	868,345	3,039,813	$1.31

The weighted average fair value of options granted during 2006, 2005, and 2004, under the 2004 Plan was $0.65, $0.97, and $1.10, respectively. As of December 31, 2006 and 2005, options to purchase 1,251,057 and 974,321 shares were exercisable under the 2004 Plan at weighted average exercise prices of $1.37 and $1.37, respectively. At December 31, 2004, none of the outstanding options under the 2004 Plan were exercisable.

The 2004 Plan provides for an annual increase to be added on the first day of each fiscal year equal to the lesser of 2,000,000 shares, four percent of the outstanding shares on that date, or a lesser amount as determined by the Board of Directors. On January 1, 2007, 2006, and 2005, a total of 1,274,051, 1,208,948, and 1,205,657 shares, respectively, became available for grant from the 2004 Plan.

The outstanding and exercisable options at December 31, 2006 presented by price range are as follows:

	Options Outstanding			Options Exercisable
		Weighted
Range of	Number of	Average	Weighted	Number of	Weighted
Exercise	Options	Remaining Life	Average	Options	Average
Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$0.93 - $1.38	1,725,800	9.17	$1.17	466,675	$1.14
$1.50 - $1.51	1,314,013	8.08	$1.50	784,382	$1.50
$0.93 - $1.51	3,039,813	8.67	$1.31	1,251,057	$1.37

NOTE 8 - Warrants

The Company issued warrants to purchase common stock in connection with certain financing agreements. The Company has the following warrants outstanding to purchase common stock at December 31, 2006:

Reason	Number of Shares	Price Per Share	Issue Date	Expiration Date
Common stock financing	56,344	$1.59	Mar 2002	Mar 2007
Bank line financing	15,000	$0.80	Oct 2002	Oct 2007
Series F preferred stock financing	289,087	$0.722	Mar 2003	Mar 2008
Common stock financing	629,281	$2.73	Aug 2003	Aug 2008
Total warrants	989,712

NOTE 9 - Shares Reserved

Common stock reserved for future issuance was as follows at December 31, 2006:

Number of shares
Stock option grants outstanding (see Note 7)	8,838,563
Reserved for future stock option grants (see Note 7)	1,078,999
Common stock warrants (see Note 8)	989,712
Total common stock reserved for future issuance	10,907,274

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

NOTE 11- Income Taxes

Deferred tax expense for the year ended December 31, 2006 is related to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets, and the deferred tax liability may never reverse. The provision for deferred tax for the periods ended December 31, 2006, 2005, and 2004, consists of the following components:

	Years Ended December 31,
	2006		2005		2004
Current:
Federal	$	---	$	---	$	---
State		---		---		---
Total Current		---		---		---

Deferred:
Federal		150,379		---		---
State		---		---		---
Total Deferred		150,379		---		---
Total provision for deferred tax		150,379		---		---

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	Years Ended December 31,
	2006	2005	2004
Federal tax at statutory rate	34.00%	34.00%	34.00%
State income tax rate	5.83%	5.83%	5.83%
Losses and credits not benefited	(45.28)%	(39.83)%	(39.83)%

Provision for taxes	(5.45)%	---%	---%

Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of net deferred tax assets are as follows:

	Years Ended December 31,
Deferred tax assets:	2006	2005
Net operating loss carryforwards	$9,242,000		$8,486,000
Credits	643,000		608,000
Capitalized research and development costs	278,000		496,000
Other acquired intangibles	295,000		171,000
Accruals not currently deductible	1,157,000		958,000
Total deferred tax assets	11,615,000		10,719,000
Valuation allowance for deferred tax assets	(11,469,379)		(10,572,000)
Net deferred tax assets	145,621		147,000

Deferred tax liability:
Acquired intangibles	(296,000)		(147,000)

Net deferred tax assets (liabilities)	$(150,379)	$	---

The Company has not generated taxable income in any periods in any jurisdiction, foreign or domestic. The Company has maintained a full valuation allowance for all deferred tax assets.

As of December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $26,000,000, which will expire at various dates beginning in 2007 through 2026, and federal research and development tax credits of approximately $375,000, which will expire at various dates beginning in 2007 through 2026. As of December 31, 2006, the Company had net operating loss carryforwards for state income tax purposes of approximately $6,700,000, which will expire at various dates in 2007 through 2016, and state research and development tax credits of approximately $406,000, which can be carried forward indefinitely. During 2006, approximately $212,000 of California net operating loss expired unutilized.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. The annual limitation may result in the expiration of the net operating loss and credit carryforwards before utilization.

The tax benefits associated with employee stock options provide a deferred benefit of approximately $800,000 which has been offset by the valuation allowance. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital when realized.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company has determined that the adoption of FIN 48 will not have a material affect on the Company's position and consolidated results of operations or cash flows.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

We assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on our assessment using those criteria, we believe that, as of December 31, 2006, our internal control over financial reporting is effective.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 18, 2007.

Item 11. Executive Compensation

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 18, 2007.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 18, 2007.

The following table provides information as of December 31, 2006 about our common stock that may be issued under the Company's existing equity compensation plans. For additional information about the equity compensation plans see Note 7 to the Company's Consolidated Financial Statements.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	7,765,812	$1.63	868,345
Equity compensation plans not approved by security holders (2)	1,072,751	$2.78	210,654
Total	8,838,563	$1.77	1,078,999

(1) Includes the 1995 Stock Plan and its successor, the 2004 Equity Incentive Plan. Pursuant to an affirmative vote by security holders in June 2004, an annual increase in shares is added on the first day of each fiscal year equal to the lesser of (a) 2,000,000 shares, (b) 4% of the outstanding shares on that date, or (c) a lesser amount as determined by the Board of Directors.
(2) Consists of the 1999 Stock Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 18, 2007.

Item 14. Principal Accounting Fees and Services

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 18, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. All financial statements.

2. Financial statement schedules.
All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes herein.

3. Exhibits.
See Index of Exhibits on page 70. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

(b) Exhibits:

See Index of Exhibits on page 70. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SOCKET COMMUNICATIONS, INC. Registrant

Date: March 16, 2007	/s/ Kevin J. Mills Kevin J. Mills President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Kevin J. Mills	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2007
Kevin J. Mills

By	/s/ Charlie Bass	Chairman of the Board	March 16, 2007
Charlie Bass

By	/s/ David W. Dunlap	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007
David W. Dunlap

By	/s/ Micheal L. Gifford	Executive Vice President and Director	March 16, 2007
Micheal L. Gifford

By	/s/ Gianluca Rattazzi	Director	March 16, 2007
Gianluca Rattazzi

By	/s/ Leon Malmed	Director	March 16, 2007
Leon Malmed

By	/s/ Enzo Torresi	Director	March 16, 2007
Enzo Torresi

By	/s/ Peter Sealey	Director	March 16, 2007
Peter Sealey

Index to Exhibits

Exhibit Number	Description

2.1 (1)	Agreement and Plan of Reorganization.

3.1 (2)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Certificate of Designation of Series E Convertible Preferred Stock.

3.3 (2)	Certificate of Designation of Series F Convertible Preferred Stock.

3.4 (3)	Bylaws.

3.5 (3)	Certificate of Amendment of Bylaws dated March 14, 2001.

10.1 (4)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.

10.2 (4)*	1995 Stock Plan and forms of agreement thereunder.

10.3 (5)*	Form of Amendment No.1 to Stock Option Agreement between the Company and certain Option Holders under the 1995 Stock Option Plan.

10.4 (6)*	1999 Nonstatutory Stock Option Plan.

10.5 (7)*	2004 Equity Incentive Plan and forms of agreement thereunder.

10.6 (8)	Standard Lease Agreement by and between Central Court, LLC and the Company dated September 15, 1996.

10.7 (9)	Second Amendment to Lease by and between Central Court, LLC and the Company dated December 14, 2001.

10.8 (10)*	Form of Executive Management Bonus Plan between the Company and certain eligible participants.

10.9 (11)*	Form of Employment Agreement dated December 28, 2005 between the Company and the officers of the Company.

10.10 (12)*	Standard Industrial /Commercial Multi-Tenant Lease by and between Del Norte Farms, Inc. and the Company dated October 24, 2006.

11.1	Computation of Earnings per Share (see Consolidated Statements of Operations in Item 8).

14.1 (13)	Code of Business Conduct and Ethics.

21.1 (3)	Subsidiaries.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(12) Incorporated by reference to exhibits filed with the Company's Form 10-Q filed on November 13, 2006.

(13) Incorporated by reference to exhibits filed with the Company's Form 10-K filed on March 10, 2006.