Form 10-Q
period 2007-03-31
SOCKET COMMUNICATIONS INC
filed 2007-05-15
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2007

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

Number of shares of Common Stock ($0.001 par value) outstanding as of April 30, 2007 was 31,913,386 shares.

(Index)

Item 1. Financial Statements (Unaudited)

SOCKET COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2007 (Unaudited)	December 31, 2006*
ASSETS
Current assets:
Cash and cash equivalents	$5,182,301	$6,104,277
Accounts receivable, net	3,279,700	2,699,218
Inventories	2,696,317	2,350,284
Prepaid expenses and other current assets	174,095	193,196
Total current assets	11,332,413	11,346,975

Property and equipment:
Machinery and office equipment	2,232,715	1,790,053
Computer equipment	1,074,486	1,021,720
	3,307,201	2,811,773
Accumulated depreciation	(2,186,154)	(2,069,596)
Property and equipment, net	1,121,047	742,177

Intangible technology, net	574,683	608,491
Goodwill	9,797,946	9,797,946
Other assets	284,045	291,778
Total assets	$23,110,134	$22,787,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,422,815	$2,440,404
Accrued payroll and related expenses	913,340	751,007
Bank line of credit	2,285,230	2,213,261
Deferred income on shipments to distributors	1,461,801	1,472,781
Current portion of capital leases	10,528	8,372
Total current liabilities	8,093,714	6,885,825

Long term portion of capital leases and deferred rent	64,627	---
Deferred income taxes	158,367	150,379
Total liabilities	8,316,708	7,036,204

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value: Authorized shares—100,000,000,
Issued and outstanding shares—31,883,886 at March 31, 2007 and 31,851,285 at December 31, 2006	31,884	31,851
Additional paid-in capital	52,839,524	52,531,493
Accumulated deficit	(38,077,982)	(36,812,181)
Total stockholders’ equity	14,793,426	15,751,163
Total liabilities and stockholders’ equity	$23,110,134	$22,787,367
_____________________________________________ * Derived from audited consolidated financial statements.

See accompanying notes.

(Index)
SOCKET COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
	2007	2006
Revenues	$5,548,340	$6,758,691
Cost of revenues	2,763,773	3,385,144
Gross profit	2,784,567	3,373,547

Operating expenses:
Research and development	1,427,046	1,136,557
Sales and marketing	1,759,020	1,762,424
General and administrative	856,973	842,110
Amortization of intangible technology	33,808	36,043
Total operating expenses	4,076,847	3,777,134

Operating loss	(1,292,280)	(403,587)

Interest income and other	37,881	36,678
Interest expense	(3,414)	(2,204)

Net loss before deferred taxes	(1,257,813)	(369,113)
Deferred tax expense	(7,988)	---
Net loss	(1,265,801)	(369,113)

Preferred stock dividends	---	(10,653)
Net loss applicable to common stockholders	$(1,265,801)	$(379,766)

Net loss per share applicable to common stockholders:
Basic	$(0.04)	$(0.01)
Diluted	$(0.04)	$(0.01)

Weighted average shares outstanding:
Basic	31,872,223	30,395,495
Diluted	31,872,223	30,395,495

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net loss	$(1,265,801)	$(369,113)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	281,668	325,813
Depreciation and amortization	141,855	126,626
Amortization of intangible technology	33,808	36,043
Net foreign currency transaction (gains) losses	(11,372)	2,186
Deferred tax expense	7,988	---
Change in deferred rent	29,294	(8,256)

Changes in operating assets and liabilities:
Accounts receivable	(566,261)	(648,382)
Inventories	(346,033)	(98,511)
Prepaid expenses and other current assets	19,101	46,955
Other assets	7,733	9,723
Accounts payable and accrued expenses	980,345	812,890
Accrued payroll and related expenses	162,333	64,527
Deferred income on shipments to distributors	(10,980)	(160,046)
Net cash provided by (used in) operating activities	(536,322)	140,455

Investing activities
Purchases of equipment and tooling	(480,748)	(265,902)
Net cash used in investing activities	(480,748)	(265,902)

Financing activities
Payments on capital leases and equipment financing notes	(2,488)	(2,361)
Gross proceeds from borrowings under bank line of credit agreement	2,285,230	2,747,326
Gross repayments of borrowings under bank line of credit agreement	(2,213,261)	(2,308,771)
Stock options exercised	26,396	22,635
Warrants exercised	---	345,809
Dividends paid on Series F convertible preferred stock	---	(22,682)
Net cash provided by financing activities	95,877	781,956

Effect of exchange rate changes on cash and cash equivalents	(783)	(3,860)
Net increase (decrease) in cash and cash equivalents	(921,976)	652,649

Cash and cash equivalents at beginning of period	6,104,277	6,833,193
Cash and cash equivalents at end of period	$5,182,301	$7,485,842

Supplemental cash flow information
Cash paid for interest	$3,414	$2,204

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Socket Communications, Inc. (dba as Socket Mobile, Inc. beginning January 2007) and its wholly owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

Recent Accounting Standards
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. There were no adjustments to the financial statements as a result of the adoption of FIN 48. See Note 9 - Taxes, for additional information.

(Index)

NOTE 3 - Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	March 31, 2007	December 31, 2006
Raw materials and sub-assemblies	$2,376,583	$2,044,643
Finished goods	319,734	305,641
	$2,696,317	$2,350,284

NOTE 4 - Bank Financing Arrangements

On March 3, 2006, the Company agreed with its bank to extend the term of the existing credit facility by an additional year, which expires on March 2, 2008. The credit facility under the credit agreement allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables, up to a maximum of $2,500,000 and $1,500,000, respectively, at the lender's index rate based on prime plus 0.5%. The rates in effect at March 31, 2007 were 8.75% on both the domestic and international lines. At March 31, 2007, outstanding amounts borrowed under the lines were $1,134,377 and $1,150,853, respectively, which were the approximate amounts available on the lines. These amounts outstanding at March 31, 2007 were repaid in April 2007. At December 31, 2006, outstanding amounts borrowed under the lines were $1,100,226 and $1,113,035, respectively, which were the approximate amounts available on the lines. These amounts outstanding at December 31, 2006 were repaid in January 2007. The Company used the credit facility only at the end of the first quarter of 2007 and the end of each quarter in fiscal year 2006. Under the terms of the credit agreement, the Company must maintain a quarterly minimum tangible net worth of at least $4,100,000 for the first quarter of 2007, and thereafter a minimum quarterly tangible net worth of at least $5,400,000, plus 50% of quarterly net profits and 50% of net proceeds from equity and subordinated debt financing transactions beginning with the quarter ending June 30, 2007. The Company was in compliance with the tangible net worth requirement at March 31, 2007.

On May 8, 2007, the Company agreed with its bank to extend the term of the credit facility by an additional year and to change specific terms in the agreement (see Note 10 for additional information).

NOTE 5 - Intangible Assets

Intangible assets at March 31, 2007 consist of a patent purchased in 2004 for $600,000 covering the design and functioning of plug-in bar code scanners, bar code imagers and RFID products, which is being amortized on a straight line basis over its estimated life of ten years; intangible assets of $570,750 remaining from a prior acquisition in 2000 consisting of developed software and technology with estimated lives at the time of acquisition of 8.5 years; and a licensing agreement with a book value of $38,000, which was reclassified as an intangible asset at December 31, 2004 and is being amortized over its remaining life of three years.

(Index)

Amortization of all intangible assets in the first quarter of 2007 was $33,808 compared to $36,043 in the first quarter of 2006. Intangible assets as of March 31, 2007 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$(165,000)	$435,000
Project management tools	570,750	(436,456)	134,294
Licensing agreement	114,342	(108,953)	5,389
Intangible technology	$1,285,092	$(710,409)	$574,683

Intangible technology as of December 31, 2006 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$(150,000)	$450,000
Project management tools	570,750	(419,669)	151,081
Licensing agreement	114,342	(106,932)	7,410
Intangible technology	$1,285,092	$(676,601)	$608,491

Based on definite lived intangible assets recorded at March 31, 2007, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2007 (nine months remaining)	$100,749
2008	127,147
2009	76,787
2010	60,000
2011	60,000
2012 and beyond	150,000
$574,683

NOTE 6 - Segment Information

The Company operates in one segment-mobile systems solutions for businesses. Mobile systems solutions typically consist of a handheld computer, data collection and connectivity peripherals, and third-party vertical applications software. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Information regarding geographic areas for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
Revenues:	2007	2006
United States	$3,264,260	$4,740,123
Europe	1,763,745	1,384,323
Asia and rest of world	520,335	634,245
Total Revenues	$5,548,340	$6,758,691

(Index)

Export revenues are attributable to countries based on the location of the Company's customers. The Company does not hold long-lived assets in foreign locations.

Major customers who accounted for at least 10% of the Company's total revenues were as follows:

	Three Months Ended March 31,
	2007	2006
Tech Data	23%	27%
Ingram Micro	14%	14%

NOTE 7 - Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS 123R for fiscal years ended December 31, 2006 and onward. SFAS 123R requires all share-based awards to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date. Under SFAS 123R, the Company uses a binomial lattice valuation model to estimate fair value of stock option grants made on or after January 1, 2006. The binomial lattice model incorporates estimates for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these estimates per share affect the calculation of the fair value of the Company's stock option grants. The fair value of stock option grants outstanding as of the effective date is estimated using the Black-Scholes option pricing model used under SFAS 123. The Company adopted the modified prospective recognition method and implemented the provisions of SFAS 123R beginning with the first quarter of 2006.

The weighted average per share fair value of the individual options issued and outstanding during the three months ended March 31, 2007 and 2006 was estimated at $1.51 and $1.74, respectively. The fair values were determined using a binomial lattice valuation model for options granted on or after January 1, 2006, and a Black-Scholes valuation model for options granted prior to January 1, 2006. Weighted average assumptions for options issued and outstanding during the three months ended March 31, 2007 and 2006 are shown below:

	Three Months Ended March 31,
	2007	2006
Risk-free interest rate (%)	3.66%	3.47%
Dividend yield	---	---
Volatility factor	1.1	1.3
Expected option life (years)	4.6	4.9

At March 31, 2007, options issued to employees for 9,439,760 shares were outstanding, of which 7,009,588 were exercisable. At March 31, 2006, options issued to employees for 9,109,995 shares were outstanding, of which 6,321,578 were exercisable.

(Index)

Total stock-based compensation expense recognized in our consolidated statements of income for the three months ended March 31, 2007 and 2006 is shown below:

	Three Months Ended March 31,
Income Statement Classification	2007	2006
Cost of revenues	$22,680	$24,396
Research and development	62,966	94,967
Sales and marketing	79,644	133,256
General and administrative	116,378	73,194
Total	$281,668	$325,813

NOTE 8 - Net Loss Per Share Applicable to Common Stockholders

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2007	2006
Numerator:
Net loss	$(1,265,801)	$(369,113)
Preferred stock dividends	---	(10,653)
Net loss applicable to common stockholders	$(1,265,801)	$(379,766)

Denominator:
Weighted average common shares outstanding used in computing net loss per share:
Basic	31,872,223	30,395,495
Diluted	31,872,223	30,395,495
Net loss per share applicable to common stockholders:
Basic	$(0.04)	$(0.01)
Diluted	$(0.04)	$(0.01)

For the quarters ended March 31, 2007 and 2006, the diluted net loss per share is equal to the basic net loss per share, because the Company experienced losses in these periods and thus no potential common shares underlying stock options or warrants have been included in the net loss per share calculation, as their effect is anti-dilutive. Options and warrants to purchase 10,373,128 and 10,348,707 shares of common stock at March 31, 2007 and 2006, respectively, have been omitted from the net loss per share calculation.

(Index)

NOTE 9 - Taxes

Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax expense of $7,988 for the quarter ended March 31, 2007 and the corresponding deferred tax liability shown on the Company's balance sheet, is related to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets, and furthermore, this deferred tax liability may never reverse. The Company maintains a full valuation allowance for all other components of deferred tax assets. The Company has not generated taxable income in any periods in any jurisdiction, foreign or domestic.

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements, and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. There were no adjustments to the financial statements as a result of the adoption of FIN 48. The Company has an unrecognized tax benefit of approximately $760,000 which did not change significantly during the three months ended March 31, 2007. The application of FIN 48 does not result in a change to retained earnings, as the unrecognized tax benefit would be fully offset by the application of a valuation allowance. In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. It is the Company's policy to include interest and penalties related to tax positions as a component of income tax expense. Accrued interest on tax positions was not significant at March 31, 2007.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is not currently under audit in any of its jurisdictions where income tax returns are filed. The tax years 1992 to 2006 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject, and for the years 2001 to 2006 for the international taxing jurisdictions to which the Company is subject.

(Index)

NOTE 10 - Subsequent Event: Bank Financing Arrangements

On May 8, 2007, the Company agreed with its bank to extend the term of the credit facility by an additional year. The facility will now expire on March 3, 2009. Under the terms of the credit agreement, the Company must maintain a minimum tangible net worth of at least $4,000,000, plus 50% of net profits on a quarterly basis and 50% of net proceeds from equity and subordinated debt financing transactions beginning with the quarter ended September 30, 2007. The minimum tangible net worth will be measured on a quarterly basis so long as advances under the credit facility are repaid within five business days from date of the advance, as the Company has done in the first quarter of 2007 and in each of the quarters in fiscal 2006, and will be measured on a monthly basis if advances under the facility remain outstanding for more than five business days. Additionally, under the terms of the agreement a term loan is available to the Company in a principal amount of $500,000, the advance of which must be completed on or before June 30, 2007. The term loan will bear a fixed interest rate equal to the prime rate plus 1.5% at the time of the advance, and is to be repaid by the Company in 36 equal monthly installments.

(Index)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements forecasting future financial results and operating activities, market acceptance of our products, expectations for general market growth of handheld computers and other mobile computing devices, growth in demand for our products, expansion of the markets that we serve, expansion of the distribution channels for our products, adoption of our embedded products by third-party manufacturers of electronic devices, and the timing of the introduction and availability of new products, as well as other forecasts discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "may," "will," "predicts," "anticipates," "expects," "intends," "plans," believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management's beliefs, and assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Factors that could cause actual results and outcomes to differ materially include, but are not limited to: the risk of delays in the availability of our products due to technological, market or financial factors including the availability of necessary working capital; our ability to successfully introduce and market future products; our ability to effectively manage and contain our operating costs; the availability of announced third-party handheld computer hardware and software that our products are intended to work with; product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with; continued growth in demand for handheld computers; market acceptance of emerging standards such as Bluetooth and Wireless LAN and of our related connection and data collection products; the ability of our strategic relationships to benefit our business as expected; our ability to enter into additional distribution relationships; or other factors described in this Form 10-Q including "Part II, Item 1A. Risk Factors" and recent Form 8-K and Form 10-K reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the interim condensed consolidated financial statements and notes included elsewhere in this report, the Company's annual financial statements in the Form 10-K, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

Revenues

Socket and our partners make business mobility solutions possible for small-to-mid sized deployments. We are a producer of mobile systems and peripherals serving the business mobility market. Mobile systems solutions typically consist of a handheld computer, data collection and connectivity peripherals, and third-party vertical applications software. We have historically offered a wide range of data collection and connectivity peripheral products and embedded products for use with mobile computing devices offered by third-parties. In January 2007, we began doing business as Socket Mobile, Inc. to emphasize our commitment to mobile computing. We have announced plans to offer a family of handheld computers with the first product scheduled to ship in the second quarter of 2007. Our initial handheld computing product is called the SoMo™650. Our data collection and connectivity peripheral products are used with handheld computers, tablet computers, notebook computers and smartphones that use Windows Mobile, Windows XP, Windows Tablet, Palm, or Symbian 60 or 80 operating systems. The guiding principles that we follow in developing products for the business mobility computing market are standard form factors, low battery power consumption, ease of use, interoperability and quality. Our focus is business customers in the mobile marketplace. Most of our products, except our embedded products, are sold through distributors and resellers that service enterprises. Our embedded products are sold directly to the manufacturers of devices in which our products are embedded. The geographic regions we serve include the Americas, Europe, the Middle East, Africa and Asia Pacific. Total revenues for the first quarter of 2007 were $5.5 million, a decrease of 18% from revenues of $6.8 million in the first quarter of 2006.

(Index)

Revenues in the comparable three month periods may be classified into the following broad product families:

  Mobile peripheral products;
  OEM embedded products; and
  Serial card products

Beginning in 2007 we have added a handheld computer products category. The first customer shipments are expected to start during the second quarter of 2007.

Our mobile peripheral products consist of data collection products and connectivity products, which together represented approximately 71% of our revenues for the quarter ended March 31, 2007 compared to 67% of our revenues for comparable quarter one year ago.

Our data collection products enable the electronic collection of data from bar codes, RFID tags, or magnetic stripes and consist of:

  bar code scanning products that plug into or connect wirelessly to handheld computers, tablet computers, notebook computers and smartphones that use Windows Mobile, Windows XP, Windows Tablet, Palm, or Symbian 60 or Symbian 80 operating systems, and turn these devices into portable bar code scanners that can be used in various retail and industrial workplaces;
  Radio Frequency Identification (RFID) plug-in products that read RFID tags;
  a combination plug-in bar code scanner and RFID reader; and
  a plug-in magnetic stripe reader.

We have developed extensive bar code scanning software called SocketScan that supports all of our data collection products, and have software developer kits that assist third-party developers in integrating our SocketScan software and our hardware products into their applications and solutions. Our bar code scanning products include CompactFlash and SDIO plug-in bar code scanners for linear and two-dimensional bar code scanning, along with a cordless handheld bar code scanner and a ring scanner worn on the index finger, both of which connect to computing systems using the Bluetooth standard for short-range wireless connectivity. Data collection products represented approximately 58% of our revenues for the quarter ended March 31, 2007 compared to 37% of our revenues for the comparable quarter one year ago.

(Index)

Our connectivity products are connection devices that can either be plugged into standard expansion slots in handheld computers, tablet computers, notebook computers and smartphones that use Windows Mobile, Windows XP, Windows Tablet, or Palm operating systems, or connect to these devices over wireless and wired connections. These products allow users to connect their devices to the Internet via mobile or wired phone services, or to private networks, or to communicate with other electronic devices such as desktop computers, other handheld, tablet and notebook computers, smartphones and printers. Historically our connectivity products have included:

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

Bluetooth and wireless LAN connection functions are being built into many third-party mobile devices. Demand for these wireless plug-in products from customers using consumer grade handhelds has declined, and demand is instead increasingly from our OEM customers with industrial grade handhelds and products. In response to this change we have begun categorizing all revenues in 2007 related to our Bluetooth and Wireless LAN plug-in products within our OEM embedded products family. Increased built-in wireless functionality in handheld computers has reduced the demand for these categories of our plug-in products. Revenues related to these wireless plug-in products now categorized within our OEM embedded products family was 9% of the first quarter 2007 revenues. Remaining connectivity products in the first quarter of 2007 represented approximately 12% of our revenues for the quarter ended March 31, 2007 compared to 30% of our revenues for the comparable quarter one year ago.

Our OEM embedded products consist of Bluetooth and Wireless LAN modules and plug-in cards used by Original Equipment Manufacturers (OEMs) of handheld computers and other devices to build wireless connection functions into their products using the Bluetooth and wireless LAN standards for wireless connectivity. OEM embedded products represented approximately 21% of our revenues for the quarter ended March 31, 2007, of which 9% represented wireless plug-in products categorized as connectivity products in 2006, compared to 22% of our revenues for the comparable quarter one year ago.

Our serial card products enable the connection of a mobile computer to another electronic device either as a plug-in card connecting over cables or wirelessly over a Bluetooth network. Serial card products represented approximately 9% of our revenues for the quarter ended March 31, 2007 compared to 11% of our revenues for the comparable quarter one year ago.

(Index)

Our data collection product revenues in the first quarter of 2007 were $3.2 million, an increase of 28% compared to revenues of $2.5 million in the first quarter of 2006. Revenue increases in the first quarter 2007 of $0.5 million in sales of our Cordless Hand Scanner, increases of $0.3 million in sales of our primary scanning product, the CompactFlash In-Hand Scan card, and increases of $0.2 million in our Cordless Ring Scanner which began shipping in the fourth quarter of 2005, were partially offset by declines in sales of our SDIO In-Hand Scan card and declines in our In-Hand Scan Imager card. Overall data collection revenues improved in the first quarter of 2007 from the comparable period one year ago, benefiting from factors which adversely affected the marketplace in 2006. In the first quarter of 2006 data collection revenues were slowed by the introduction of an operating system upgrade, Windows Mobile 5.0, released in September 2005 by the major PDA manufacturers, which slowed customer deployments in the first quarter 2006, and throughout 2006, as third-party applications were modified and tested with the operating system. During the first half of 2006 the availability of units by the major PDA manufacturers was limited until late in the second quarter as the PDA manufacturers concluded transitioning their products to lead-free equivalents to comply with the Reduction of Hazardous Substances (RoHS) rules implemented in Europe and around the world which were in effect beginning with shipments made after June 30, 2006.

Our connectivity product revenues in the first quarter of 2007 were $0.7 million compared to revenues of $2.0 million in the first quarter of 2006. Beginning with the first quarter of 2007, sales of our Wireless LAN plug-in cards and Bluetooth plug-in cards, which have historically been included in our connectivity products category, are now included within the OEM embedded products family. This reflects the growing trend of our Wireless LAN and Bluetooth plug-in card revenues being driven by customers of our OEM embedded products segment. Revenue declines of $0.3 million in connectivity sales in the first quarter 2007 are due to reduced sales of our Bluetooth plug-in card products compared to the first quarter of 2006 reflecting this wireless technology being already built-in by PDA manufacturers. Revenue reductions of $0.5 million in the first quarter of 2007 reflects the reclassification of sales of our Wireless LAN and Bluetooth plug-in card products in the first quarter of 2007, now included in our OEM Embedded products family. Additional revenue declines of $0.3 million resulting from reduced sales of our Modem plug-in products, and revenue declines totaling $0.2 million were from reduced sales of our Ethernet plug-in products, our accessory products including our Mobile Power Pack, and our Cordless GPS receiver with navigation kit which was discontinued.

Our OEM embedded product revenues in the first quarter of 2007 were $1.1 million compared to $1.5 million in the first quarter of 2006. Revenue declines of $0.8 million in sales of our Bluetooth modules was due to increased competition our customers experienced in the industrial ruggedized market segment in the first quarter of 2007, continuing a trend which began in the fourth quarter of 2006, a trend which is expected to improve in the second quarter of 2007. Beginning with the first quarter of 2007, sales of our Wireless LAN plug-in cards and Bluetooth plug-in cards, the majority of which has historically been included in our connectivity products category, are now included in the OEM embedded products family. This reflects the growing trend that our overall Wireless LAN and Bluetooth plug-in card revenues are being driven by customers within our OEM embedded products segment. The remaining OEM embedded product revenues are comprised of $0.3 million in sales related to our Wireless LAN plug-in cards which was flat compared to total Wireless LAN plug-in card sales in the comparable quarter a year ago, and $0.2 million in sales related to our Bluetooth plug-in cards, which reflects a decline of $0.3 million from total sales of Bluetooth plug-in cards in the comparable quarter a year ago reflecting this wireless technology being built-in by PDA manufacturers.

(Index)

Our serial product revenues in the first quarter of 2007 were $0.5 million, a decline of 35% compared to revenues of $0.7 million in the first quarter of 2006. Revenue declines of $0.2 million were from sales of our standard serial PC Card products. Our standard peripheral connection cards are primarily sold to connect peripheral devices or other electronic equipment to notebook computers. Sales of our CompactFlash Card product and cordless Bluetooth serial adapter product were flat in the comparable periods. Overall serial product revenues continue to decline, continuing a trend reflecting the gradual replacement of serial technology with USB and other newer connection technologies.

Gross Margins
Our gross margins for the first quarter of 2007 and 2006 were 50% in both periods. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases.

Research and Development Expense
Research and development expense in the first quarter of 2007 was $1.4 million, an increase of 26% compared to $1.1 million in the first quarter of 2006. The increase of $0.3 million is attributable to the costs incurred in the first quarter of 2007 related to the development of our initial mobile handheld computer, the development of which was begun in the fourth quarter of 2006. Expenses are expected to decrease in the second quarter of 2007 from first quarter levels due to development completion of our mobile handheld computer followed by initial shipments scheduled to begin in the second quarter.

Sales and Marketing Expense
Sales and marketing expense for the first quarter of 2007 and 2006 was $1.8 million in both periods. Increases in personnel costs and outside services were offset by reductions in advertising and promotion expenses. Expenses are expected to increase in the second quarter of 2007.

General and Administrative Expense
General and administrative expense for the first quarter of 2007 was $857,000, an increase of 2% compared to $842,000 in the first quarter of 2006. Increases of $0.1 million in personnel costs were primarily from stock-based compensation expense recognized in the first quarter of 2007 due to timing of grants compared to the same period in 2006. Partially offsetting these increases were reduced business insurance costs and consulting and professional fees. Expenses are expected to decline in the second quarter of 2007 from first quarter levels due to lower professional fees related to costs of our annual audit historically charged over the fourth and first quarters.

Amortization of Intangibles
In July 2004 we acquired a patent which covers the design and functioning of plug-in bar code scanners, bar code imagers and RFID products. The patent was purchased for $600,000 and has been capitalized as an intangible asset. The patent is being amortized on a straight line basis over a ten-year period. Intangible assets of $570,750 remaining from a prior acquisition in 2000 consist of developed software and technology with estimated lives at the time of acquisition of 8.5 years. At December 31, 2004, a licensing agreement with a book value of $38,000 was reclassified as an intangible asset and is being amortized over its remaining life of three years. Amortization charges for the first quarter of 2007 for all acquired intangibles were $34,000 compared to $36,000 for the first quarter 2006. The lower amortization charges in 2007 are due to components of intangible property becoming fully amortized.

(Index)

Interest Income and Expense
Interest income reflects interest earned on cash balances. Interest income of $37,900 in the first quarter of 2007 as compared to interest income of $36,700 in the first quarter of 2006, reflects higher rates of return in the first quarter of 2007 compared to the first quarter of 2006.

Interest expense in the first quarter of 2007 of $3,400 compares to interest expense of $2,200 in the first quarter of 2006. Interest expense is related to interest on equipment lease financing obligations and interest on amounts drawn on our bank lines of credit. We used our bank lines of credit only at the end of the first quarter 2007 and at the end of each quarter in 2006. Higher interest expense in the first quarter of 2007 as compared to the first quarter of 2006 is due to higher interest rates on our lines of credit in the first quarter of 2007.

Preferred Stock Dividends
Preferred stock dividends in the first quarter of 2006 reflect dividends of $10,700 accrued at the rate of 8% per annum on Series F Preferred Stock issued in March 2003. Series F dividends were payable quarterly in cash or in common stock, at the option of the Company. Dividends in 2006 reflect dividends on Series F Preferred Stock through the date of mandatory conversion in the first quarter 2006, and were paid prior to the end of the first quarter. On March 21, 2006 the outstanding shares of Series F Preferred Stock automatically converted into common stock resulting in the issuance of 823,300 shares of common stock.

Taxes
Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax expense of $7,988 for the quarter ended March 31, 2007 and the corresponding deferred tax liability shown on the Company's balance sheet, is related to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets, and furthermore, this deferred tax liability may never reverse. The Company maintains a full valuation allowance for all other components of deferred tax assets. The Company has not generated taxable income in any periods in any jurisdiction, foreign or domestic.

Liquidity and Capital Resources
We were unprofitable in the first quarter of 2007. We were unprofitable in each of the quarters in fiscal 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was the first profitable year in our history, but only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $51 million in equity capital. Prior to the first quarter of 2004, we incurred significant quarterly and annual operating losses in every fiscal period. We may continue to be unprofitable in the future.

(Index)

Cash used in operating activities was $0.5 million in the first quarter of 2007 compared to cash provided by operating activities of $0.1 million in the first quarter of 2006. Cash used in the first quarter of 2007 resulting from our net loss adjusted for non-cash items was $0.8 million compared to cash provided of $0.1 million in the first quarter of 2006 from our net loss adjusted for non-cash items. Adjustments for non-cash items, including depreciation and amortization, amortization of intangibles, gains and losses on foreign currency transactions, changes in deferred rent, deferred tax expense, and stock-based compensation, totaled $0.5 million in each of the first quarters of 2007 and 2006. Changes in working capital balances in the first quarter of 2007 resulted in a source of cash of $0.2 million, and were primarily from increases in accounts payable and accrued expenses attributable to accrued development costs related to our initial mobile handheld computer and increased levels of inventories, and increases in accrued payroll, partially offset by increases in accounts receivable due to a concentration of shipments in the latter month of the first quarter compared to the prior quarter, and increases in levels of inventory. Changes in working capital balances in the first quarter of 2006 resulted in a source of cash of $27,000, and were primarily from increases in payables due to increased overall expense levels and inventory purchases, and increases in accrued payroll, partially offset by increases in receivables due to increased levels of shipments during the quarter, increases in inventory to meet higher levels of shipments, and decreases in deferred revenue on shipments to distributors.

Cash used in investing activities was $0.5 million in the first quarter of 2007 as compared to $0.3 million in the first quarter of 2006. Increased investing activities in the first quarter of 2007 reflects the costs of leasehold improvements related to our new corporate headquarters. Remaining investing activities in each of the periods reflects the costs of new computer hardware and software, and tooling costs.

Cash provided by financing activities was $0.1 million in the first quarter of 2007 as compared to $0.8 million during the first quarter of 2006. Financing activities in the first quarter of 2007 consisted primarily of a net increase in the amounts drawn on our bank lines of credit, proceeds from the exercise of stock options and additions of leased equipment. Financing activities in the first quarter of 2006 consisted primarily of a net increase in the amounts drawn on our bank lines of credit, proceeds from the exercise of Series F warrants and the exercise of stock options, partially offset by the final dividend payments on Series F Preferred Stock.

Our cash balances at March 31, 2007 were $5.2 million, including cash of $2.3 million drawn against our bank line of credit. In May of 2007, we extended our bank line of credit agreement which will now expire on March 3, 2009. We have warrants outstanding from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. We believe our existing cash, plus our ability to reduce costs, and our bank line will be sufficient to meet our funding requirements at least through March 31, 2008. If we can return to profitability and revenue growth, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increasing expenses, including more employees to support our growth and increases in salaries, benefits, and related support costs for employees. If we cannot return to profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. Should the need arise, we cannot assure you that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Although we do not anticipate the need to raise additional capital at this time to fund our operations, we may raise additional capital if market conditions are appropriate.

(Index)

Our contractual cash obligations at March 31, 2007 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Capital leases	$45,800	$10,500	$24,000	$11,300	$	---
Operating leases	1,874,800	262,000	732,600	781,100		99,100
Unconditional purchase obligations with contract manufacturers	864,800	864,800	---	---		---
Total contractual cash obligations	$2,785,400	$1,137,300	$756,600	$792,400		$99,100

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. There were no adjustments to the financial statements as a result of the adoption of FIN 48. See Note 9 - Taxes, for additional information.

(Index)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended March 31, 2007, a decline of 1% in interest rates would reduce our quarterly interest income by approximately $7,200.

Our bank credit line facilities of up to $4.0 million have variable interest rates based upon the lender's index rate plus 0.5% for both the domestic line (up to $2.5 million) and the international line (up to $1.5 million). Accordingly, interest rate increases would increase our interest expense on outstanding credit line balances. We utilized our credit line facility only at the end of the quarter in the first quarter of 2007 and the end of each quarter in 2006, and therefore did not subject ourselves to interest rate exposure. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $10,000 for each $1 million of borrowings, if outstanding for the entire year, against our bank credit facility or a maximum of $40,000 if we utilized our entire credit line.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros, we pay the expenses of our European subsidiary in Euros, and we expect to enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. To date these balances have been small, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and subsidiary expenses at the beginning, during and at the end of the quarter ended March 31, 2007, an adverse change of 10% in exchange rates would result in a decrease in our net income for the first quarter of approximately $71,000, if left unprotected. For the first quarter of 2007 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net gain of $13,500. We hedge a significant portion of our European receivable balances denominated in Euros to reduce the foreign currency risk associated with these assets. We will continue to monitor, assess, and mitigate through hedging activities, the risk associated with these exposures.

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

Item 4T. Controls and Procedures

(a) Management's quarterly report on internal control over financial reporting

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

We assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on our assessment using those criteria, we believe that, as of March 31, 2007, our internal control over financial reporting is effective.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

(Index)

(b) Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There are no material changes to the risk factors described in Part I, "Item 1A. Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The risk factor below titled, "Our Common Stock may become ineligible for listing on the Nasdaq Global Market or alternatively the Nasdaq Capital Market, which would materially adversely affect the liquidity and price of our Common Stock," has been added as our Common Stock has traded below $1.00 from time to time during the last seven months. The risk factor below titled, "We may become subject to claims of intellectual property rights infringement, which could result in substantial liability," has been updated with additional information regarding the lawsuit filed by the Washington Research Foundation against selected companies which have incorporated Bluetooth wireless technology into their products. We also incorporate the same technology into many of our products. We have not been named in the lawsuit. The presentation of numerical amounts and percentages in the following risk factors below titled: "A significant portion of our revenue currently comes from two distributors, and any decrease in revenue from these distributors could harm our business;" "Our operating results could be harmed by economic, political, regulatory and other risks associated with export sales;" "The sale of a substantial number of shares of Common Stock could cause the market price of our Common Stock to decline;" and "Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock," have been updated to reflect first quarter 2007 information.

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

We were unprofitable in the first quarter of 2007. We were unprofitable in each of the quarters in fiscal 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was the first profitable year in our history, but only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. To achieve ongoing profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

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

A significant portion of our revenue comes from two distributors, Tech Data Corp. and Ingram Micro, Inc., which together represented approximately 37 and 40 percent of our worldwide revenue in the first quarter of 2007 and fiscal year 2006, respectively. We expect that a significant portion of our revenue will continue to depend on sales to Tech Data Corp. and Ingram Micro, Inc. We do not have long-term commitments from Tech Data Corp. or Ingram Micro, Inc. to carry our products. Either could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors' products. If we lose our relationship with Tech Data Corp. or Ingram Micro, Inc., we would experience disruption and delays in marketing our products. Revenues related to these two major distributors fell markedly in the third quarter 2006 to 32 percent, due primarily to a reduction in the level of corporate handheld deployments by one of our key North American channel partners.

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

(Index)

Our Common Stock may become ineligible for listing on the Nasdaq Global Market or alternatively the Nasdaq Capital Market, which would materially adversely affect the liquidity and price of our Common Stock.

We are listed on the Nasdaq Global Market. Our continued listing is contingent on meeting specific quantitative standards, including a minimum closing bid price of $1.00. Our Common Stock has traded below $1.00 for significant periods during the last seven months. We may not be able to meet these requirements in the future, particularly if our Common Stock fails to trade at or above $1.00 per share for an extended period of time. In particular, if our stock fails to maintain a minimum closing bid price of at least $1.00 for 30 consecutive business days, we will receive a staff deficiency notice from Nasdaq, and our stock will have to achieve a minimum closing bid price of at least $1.00 for at least 10 consecutive business days within the 180 calendar days thereafter, or else we may be delisted from the Nasdaq Global Market. In addition, Nasdaq has the discretion to extend the foregoing 10 consecutive business day requirement to up to 20 business days. In the last seven months our Common Stock once traded below $1.00 for over 30 consecutive business days. However, our stock price has then traded above $1.00 for the requisite time period and, we have maintained our Nasdaq Global Market listing. Should we be delisted from the Nasdaq Global Market, we may be eligible for listing on the Nasdaq Capital Market, subject to meeting specific quantitative standards, including maintaining a minimum closing bid price of $1.00, and would have to achieve that within the 180 calendar days of initial listing on the Nasdaq Capital Market.

If our Common Stock becomes ineligible for listing on either the Nasdaq Global Market or the Nasdaq Capital Market, and is thereafter traded only on the over-the-counter market, our stockholders' ability to purchase and sell our Common Stock could be less orderly and efficient and more costly. Furthermore, a delisting of our Common Stock could have a materially adverse impact on our business operations by damaging our general business reputation, impairing our ability to obtain additional capital, reducing the incentives that equity ownership is intended to provide to our employees, and causing a loss of confidence by investors, suppliers and employees. As a result of the negative impact on the liquidity of our Common Stock and on our business, a delisting would also likely decrease the market price of our Common Stock and increase the volatility of our stock price.

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

In March of 2007, Apple, Dell, Sony, Logitech, Motorola, SonyEricsson, Toshiba, and Plantronics were added by Washington Research Foundation to the list of defendants. The companies are accused of infringing four patents covering technology that lets users exchange data among mobile phones, personal computers and other devices without using cables. The Washington Research Foundation is asking for money damages and a court order barring the sale of products that use the patented technology. We have not been named in the lawsuit, and we do not plan to make any changes to our current business at this time. The outcome of this lawsuit may result in future changes to our business, including potential increased costs for those products of ours that make use of the related technology.

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

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options adversely affected our net income and earnings per share in the first quarter of 2007 and each of the quarters in fiscal 2006, will continue to adversely affect future quarters, and will make profitability harder to achieve or make our net losses worse. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

Export sales (sales to customers outside the United States) accounted for approximately 41 percent of our revenue in the first quarter of 2007 and 32 percent of our revenue in the fiscal year 2006. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of April 30, 2007, we had 31,913,386 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of April 30, 2007, we had 10,007,043 shares subject to outstanding options under our stock option plans, and 911,815 shares were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of April 30, 2007, we had warrants outstanding to purchase a total of 933,368 shares of our common stock at exercise prices ranging from $0.722 to $2.73. These outstanding warrants have expiration dates ranging from October of 2007 to August of 2008. All such warrants may be exercised at any time, and the shares issuable upon exercise may be resold, either without restrictions or subject, in some cases, only to S-3 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144.

(Index)

Volatility in the trading price of our common stock could negatively impact the price of our common stock.

During the period from January 1, 2006 through April 30, 2007, our common stock price fluctuated between a high of $1.75 and a low of $0.72. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

(Index)

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company, held at the Company's Newark, California, facilities on April 18, 2007, the stockholders elected seven directors to serve until the next annual meeting of stockholders (Item 1), and ratified the appointment of Moss Adams LLP to serve as the independent public accountants of the Company for the fiscal year ending December 31, 2007 (Item 2). Total voting shares on the record date of February 20, 2007 consisted of 31,882,365 common shares. Each share of common stock was entitled to one vote. A total of 27,338,070 shares or 85.75% of outstanding shares were present or voting by proxy. Results of the stockholder vote were as follows:

ITEM 1:	FOR	WITHHELD	RESULT
Election of Directors:
Charlie Bass (1)(3)	26,523,885	814,185	Elected
Kevin Mills	25,858,680	1,479,390	Elected
Micheal Gifford	26,482,630	855,440	Elected
Gianluca Rattazzi (1)(3)	26,487,630	850,400	Elected
Leon Malmed (1)(3)	26,486,622	851,448	Elected
Enzo Torresi (2)(3)	26,492,130	845,940	Elected
Peter Sealey (2)(3)	25,942,785	1,395,285	Elected
(1) Denotes member of Audit Committee (2) Denotes member of Compensation Committee (3) Denotes member of Nominating Committee

ITEM 2:	FOR	AGAINST	ABSTAIN	RESULT
Appoint Moss Adams LLP as the Company's independent auditors for the 2007 fiscal year. Required approval of a majority of votes cast for approval.	27,154,780	149,573	33,717	Approved

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

SOCKET COMMUNICATIONS, INC.
Registrant

Date: May 11, 2007	/s/ Kevin J. Mills
Kevin J. Mills President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 11, 2007	/s/ David W. Dunlap
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