Form 10-Q
period 2007-09-30
SOCKET COMMUNICATIONS INC
filed 2007-11-13
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended September 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period ____________ to ____________

Commission file number 1-13810

SOCKET COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3155066
(State of incorporation)	(IRS Employer Identification No.)

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

Number of shares of Common Stock ($0.001 par value) outstanding as of October 31, 2007 was 31,984,517 shares.

(Index)

Item 1. Financial Statements

SOCKET COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2007 (Unaudited)	December 31, 2006*
ASSETS
Current assets:
Cash and cash equivalents	$4,411,108	$6,104,277
Accounts receivable, net	2,855,266	2,699,218
Inventories	2,155,673	2,350,284
Prepaid expenses and other current assets	280,689	193,196
Total current assets	9,702,736	11,346,975

Property and equipment:
Machinery and office equipment	2,299,654	1,790,053
Computer equipment	1,126,938	1,021,720
	3,426,592	2,811,773
Accumulated depreciation	(2,277,493)	(2,069,596)
Property and equipment, net	1,149,099	742,177

Intangible assets, net	507,068	608,491
Goodwill	9,797,946	9,797,946
Other assets	267,378	291,778
Total assets	$21,424,227	$22,787,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,240,340	$2,440,404
Accrued payroll and related expenses	730,046	751,007
Bank line of credit	2,213,729	2,213,261
Deferred income on shipments to distributors	1,724,771	1,472,781
Current portion of capital leases and deferred rent	14,088	8,372
Term loan - short term portion	156,844	---
Total current liabilities	7,079,818	6,885,825

Term loan - long term portion	307,243	---
Long term portion of capital leases and deferred rent	144,578	---
Deferred income taxes	174,337	150,379
Total liabilities	7,705,976	7,036,204

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value: Authorized shares—100,000,000,
Issued and outstanding shares—31,966,517 at September 30, 2007 and 31,851,285 at December 31, 2006	31,967	31,851
Additional paid-in capital	53,407,438	52,531,493
Accumulated deficit	(39,721,154)	(36,812,181)
Total stockholders’ equity	13,718,251	15,751,163
Total liabilities and stockholders’ equity	$21,424,227	$22,787,367
_____________________________________________ * Derived from audited consolidated financial statements.

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$5,424,216	$5,974,319	$17,272,373	$19,588,038
Cost of revenues	2,808,200	3,151,352	8,787,932	9,990,419
Gross profit	2,616,016	2,822,967	8,484,441	9,597,619

Operating expenses:
Research and development	1,122,561	1,238,875	3,711,795	3,754,223
Sales and marketing	1,799,379	1,838,660	5,528,696	5,441,797
General and administrative	566,336	594,932	2,104,677	2,078,675
Amortization of intangible assets	33,808	34,552	101,423	106,638
Total operating expenses	3,522,084	3,707,019	11,446,591	11,381,333

Operating loss	(906,068)	(884,052)	(2,962,150)	(1,783,714)

Interest income and other	30,319	47,499	97,842	134,092
Interest expense	(14,645)	(1,783)	(20,707)	(6,064)

Net loss before deferred taxes	(890,394)	(838,336)	(2,885,015)	(1,655,686)
Deferred tax expense	(7,985)	---	(23,958)	---
Net loss	(898,379)	(838,336)	(2,908,973)	(1,655,686)

Preferred stock dividends	---	---	---	(10,653)
Net loss applicable to common stockholders	$(898,379)	$(838,336)	$(2,908,973)	$(1,666,339)

Net loss per share applicable to common stockholders:
Basic	$(0.03)	$(0.03)	$(0.09)	$(0.05)
Diluted	$(0.03)	$(0.03)	$(0.09)	$(0.05)

Weighted average shares outstanding:
Basic	31,947,983	31,846,451	31,911,734	31,312,593
Diluted	31,947,983	31,846,451	31,911,734	31,312,593

See accompanying notes.

(Index)

SOCKET COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net loss	$(2,908,973)	$(1,655,686)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	792,629	934,018
Depreciation and amortization	436,804	530,054
Amortization of intangible assets	101,423	106,638
Net foreign currency transaction gains	(53,179)	(47,084)
Change in deferred rent	118,024	(24,768)
Deferred tax expense	23,958	---

Changes in operating assets and liabilities:
Accounts receivable	(121,689)	(335,336)
Inventories	194,611	(366,681)
Prepaid expenses and other current assets	(87,493)	127,836
Other assets	24,400	(11,117)
Accounts payable and accrued expenses	(202,269)	130,813
Accrued payroll and related expenses	(20,961)	63,761
Deferred income on shipments to distributors	251,990	92,830
Net cash used in operating activities	(1,450,725)	(454,722)

Investing activities
Purchases of equipment and tooling	(804,651)	(675,824)
Net cash used in investing activities	(804,651)	(675,824)

Financing activities
Payments on capital leases and equipment financing notes	(6,805)	(7,169)
Gross proceeds from borrowings under bank line of credit agreement	6,776,888	7,192,928
Gross repayments of borrowings under bank line of credit agreement	(6,776,420)	(7,282,305)
Proceeds from bank term loan	500,000	---
Repayments on bank term loan	(35,913)	---
Proceeds from stock options exercised	83,432	60,701
Proceeds from warrants exercised	---	584,102
Dividends paid on Series F convertible preferred stock	---	(22,682)
Net cash provided by financing activities	541,182	525,575

Effect of exchange rate changes on cash and cash equivalents	21,025	307
Net increase (decrease) in cash and cash equivalents	(1,693,169)	(604,664)

Cash and cash equivalents at beginning of period	6,104,277	6,833,193
Cash and cash equivalents at end of period	$4,411,108	$6,228,529

Supplemental cash flow information
Cash paid for interest	$20,707	$1,783

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

(Index)

NOTE 3 - Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	September 30, 2007	December 31, 2006
Raw materials and sub-assemblies	$1,781,293	$2,044,643
Finished goods	374,380	305,641
	$2,155,673	$2,350,284

NOTE 4 - Bank Financing Arrangements

On May 8, 2007, the Company agreed with its bank to extend the term of the existing credit facility by an additional year. The facility now expires on March 3, 2009. The credit facility under the credit agreement allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables, up to a maximum of $2,500,000 and $1,500,000, respectively, with interest at the lender's index rate based on prime plus 0.5%. The rates in effect at September 30, 2007 were 8.25% on both the domestic and international lines. At September 30, 2007, outstanding amounts borrowed under the lines were $1,330,508 and $883,221, respectively, which were the approximate amounts available on the lines. These amounts outstanding at September 30, 2007 were repaid in October 2007. At December 31, 2006, outstanding amounts borrowed under the lines were $1,100,226 and $1,113,035, respectively, which were the approximate amounts available on the lines. These amounts outstanding at December 31, 2006 were repaid in January 2007. The Company used the credit facility only at the end of the first three quarters of 2007, and at the end of each quarter in fiscal year 2006. Under the terms of the credit agreement, the Company must maintain a minimum tangible net worth of at least $3,250,000 at September 30, 2007, plus 50% of net profits on a quarterly basis and 50% of net proceeds from equity and subordinated debt financing transactions beginning after such date. The Company was in compliance with the tangible net worth requirement at September 30, 2007. For the quarter ended December 31, 2007 and each quarter thereafter, the Company must maintain a minimum tangible net worth of at least $4,000,000, plus 50% of net profits on a quarterly basis and 50% of net proceeds from equity and subordinated debt financing transactions. The minimum tangible net worth will be measured on a quarterly basis so long as advances under the credit facility are repaid within five business days from date of the advance, as the Company has done in the first three quarters of 2007, and in each of the quarters in fiscal 2006, and will be measured on a monthly basis if advances under the facility remain outstanding for more than five business days.

Under the terms of the agreement a term loan was made available to the Company in a principal amount of $500,000, the advance of which was completed on June 29, 2007. The term loan bears a fixed interest rate of 9.75%, equal to the prime rate plus 1.5% at the time of the advance, and is to be repaid by the Company in 36 equal monthly installments. At September 30, 2007, $464,087 was outstanding on the term loan, of which $156,844 and $307,243 is classified as short term and long term debt, respectively.

(Index)

NOTE 5 - Intangible Assets

Intangible assets at September 30, 2007 consist of a patent purchased in 2004 for $600,000 covering the design and functioning of plug-in bar code scanners, bar code imagers and RFID products, which is being amortized on a straight line basis over its estimated life of ten years; intangible assets of $570,750 remaining from a prior acquisition in 2000 consisting of developed software and technology with estimated lives at the time of acquisition of 8.5 years; and a licensing agreement with a book value of $37,733, which was reclassified as an intangible asset at December 31, 2004 and is being amortized over its remaining life of three years.

Amortization of all intangible assets for the three and nine months ended September 30, 2007 was $33,808 and $101,423, respectively, compared to $34,552 and $106,638, respectively, for the same periods in 2006. Intangible assets as of September 30, 2007 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$195,000	$405,000
Project management tools	570,750	470,029	100,721
Licensing agreement	37,733	36,386	1,347
Total intangible assets	$1,208,483	$701,415	$507,068

Intangible assets as of December 31, 2006 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$150,000	$450,000
Project management tools	570,750	419,669	151,081
Licensing agreement	37,733	30,323	7,410
Total intangible assets	$1,208,483	$599,992	$608,491

Based on definite lived intangible assets recorded at September 30, 2007, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2007 (three months remaining)	$33,134
2008	127,147
2009	76,787
2010	60,000
2011	60,000
2012 and beyond	150,000
$507,068

(Index)

NOTE 6 - Segment Information

The Company operates in one segment-mobile systems solutions for businesses. Mobile systems solutions typically consist of a handheld computer, data collection and connectivity peripherals, and third party vertical applications software. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Information regarding geographic areas for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2007	2006	2007	2006
United States	$3,729,356	$4,024,945	$11,128,236	$13,738,995
Europe	1,259,344	1,357,209	4,731,235	4,201,895
Asia and rest of world	435,516	592,165	1,412,902	1,647,148
Total revenues	$5,424,216	$5,974,319	$17,272,373	$19,588,038

Export revenues are attributable to countries based on the location of the Company's customers. The Company does not hold long-lived assets in foreign locations.

Major customers who accounted for at least 10% of the Company's total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Tech Data Corp.	23%	21%	24%	27%
Ingram Micro, Inc.	13%	11%	13%	13%

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

(Index)

The weighted average per share fair value of the individual options issued and outstanding during the three and nine months ended September 30, 2007 was estimated at $1.52 and $1.54, respectively, compared to $1.64 and $1.71, respectively, for the three and nine months ended September 30, 2006. The fair values were determined using a binomial lattice valuation model for options granted on or after January 1, 2006, and a Black-Scholes valuation model for options granted prior to January 1, 2006. Weighted average assumptions for options issued and outstanding during the three and nine months ended September 30, 2007 and 2006 are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk-free interest rate (%)	3.90%	3.54%	3.80%	3.49%
Dividend yield	---	---	---	---
Volatility factor	1.0	1.2	1.0	1.2
Expected option life (years)	4.7	4.7	4.7	4.8

At September 30, 2007, options issued to employees for 10,021,557 shares were outstanding, of which 7,306,608 were exercisable. At September 30, 2006, options issued to employees for 8,961,920 shares were outstanding, of which 6,705,619 were exercisable.

Total stock-based compensation expense recognized in our consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2007	2006	2007	2006
Cost of revenues	$19,695	$27,141	$62,802	$74,832
Research and development	70,901	65,228	199,379	247,924
Sales and marketing	94,567	113,232	266,752	353,799
General and administrative	72,738	91,973	263,696	257,463
Total	$257,901	$297,574	$792,629	$934,018

Stock based compensation expense declined in the three and nine month periods ended September 30, 2007 compared to the same periods a year ago, due primarily to lower average option exercise prices and lower average volatilities of the grants outstanding in the three and nine months of 2007 compared to the same periods in 2006.

(Index)

NOTE 8 - Net Loss Per Share Applicable to Common Stockholders

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(898,379)	$(838,336)	$(2,908,973)	$(1,655,686)
Preferred stock dividends	---	---	---	(10,653)
Net loss applicable to common stockholders	$(898,379)	$(838,336)	$(2,908,973)	$(1,666,339)

Denominator:
Weighted average common shares outstanding used in computing net loss per share:
Basic	31,947,983	31,846,451	31,911,734	31,312,593
Diluted	31,947,983	31,846,451	31,911,734	31,312,593

Net loss per share applicable to common stockholders:
Basic	$(0.03)	$(0.03)	$(0.09)	$(0.05)
Diluted	$(0.03)	$(0.03)	$(0.09)	$(0.05)

For the three and nine months ended September 30, 2007 and 2006, the diluted net loss per share is equal to the basic net loss per share, because the Company experienced losses in these periods and thus no potential common shares underlying stock options or warrants have been included in the net loss per share calculation, as their effect is anti-dilutive. Therefore, options and warrants to purchase 10,939,925 and 9,951,632 shares of common stock at September 30, 2007 and 2006, respectively, have been omitted from the diluted net loss per share calculation.

NOTE 9 - Taxes

Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax expense of $7,985 and $23,958 for the three and nine months ended September 30, 2007, and the corresponding deferred tax liability shown on the Company's balance sheet, is related to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets, and furthermore, this deferred tax liability may never reverse. The Company maintains a full valuation allowance for all other components of deferred tax assets. The Company has not generated taxable income in any periods in any jurisdiction, foreign or domestic.

(Index)

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements, and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. There were no adjustments to the financial statements as a result of the adoption of FIN 48. The Company has an unrecognized tax benefit of approximately $760,000 which did not change significantly during the three and nine months ended September 30, 2007. The application of FIN 48 does not result in a change to retained earnings, as the unrecognized tax benefit would be fully offset by the application of a valuation allowance. In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. It is the Company's policy to include interest and penalties related to tax positions as a component of income tax expense. Accrued interest on tax positions was not significant at September 30, 2007.

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

(Index)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements forecasting future financial results and operating activities, market acceptance of our products, expectations for general market growth of handheld computers and other mobile computing devices, growth in demand for our products, expansion of the markets that we serve, expansion of the distribution channels for our products, adoption of our embedded products by third party manufacturers of electronic devices, and the timing of the introduction and availability of new products, as well as other forecasts discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "may," "will," "predicts," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management's beliefs, and assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Factors that could cause actual results and outcomes to differ materially include, but are not limited to: the risk of delays in the availability of our products due to technological, market or financial factors including the availability of necessary working capital; our ability to successfully introduce and market future products; our ability to effectively manage and contain our operating costs; the availability of third party handheld computer hardware and software that our products are intended to work with; product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with; continued growth in demand for handheld computers; market acceptance of emerging standards such as Bluetooth and Wireless LAN and of our related connection, data collection, and mobile handheld computer products; the ability of our strategic relationships to benefit our business as expected; our ability to enter into additional distribution relationships; or other factors described in this Form 10-Q including "Part II, Item 1A. Risk Factors" and recent Form 8-K and Form 10-K reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the interim condensed consolidated financial statements and notes included elsewhere in this report, the Company's annual financial statements in the Form 10-K, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

(Index)

Revenues

Socket and our partners make business mobility solutions. We are a producer of mobile systems and peripherals serving the business mobility market. Mobile systems solutions typically consist of a handheld computer, data collection and connectivity peripherals, and third party vertical applications software. We have historically offered a wide range of data collection and connectivity peripheral products and embedded products for use with mobile computing devices offered by third parties. In January 2007, we began doing business as Socket Mobile, Inc. to emphasize our commitment to mobile computing. We have announced plans to offer a family of mobile handheld devices. Our initial mobile handheld computing product is called the SoMoTM650. We began shipping initial units of our first mobile handheld computer in the second quarter of 2007, followed by volume shipments in the third quarter to stock our two-tier distribution channel. Our data collection and connectivity peripheral products are used with a variety of handheld computers, including our SoMoTM650 mobile handheld computer, and with tablet computers, notebook computers and smartphones that use Windows Mobile, Windows XP, Palm, Symbian 60 and Symbian 80 operating systems. The guiding principles that we follow in developing products for the business mobility computing market are stable and expandable computing devices with industry standard expansion form factors, low battery power consumption, ease of use, interoperability and quality. Our focus is business customers in the mobile marketplace. Most of our products, except our OEM embedded products, are sold through distributors and resellers that serve business customers. Our OEM embedded products are sold directly to the manufacturers of devices in which our products are embedded. The geographic regions we serve include the Americas, Europe, the Middle East, Africa and Asia Pacific. Total revenues for the three and nine months ended September 30, 2007 were $5.4 million and $17.3 million, respectively, and represented decreases of 9% and 12% from revenues of $6.0 million and $19.6 million for the corresponding periods one year ago.

Revenues in the comparable three and nine month periods may be classified into the following broad product families:

  Mobile peripheral products;
  Mobile handheld computer products;
  OEM embedded products; and
  Serial products.

Our mobile peripheral products consist of data collection products and connectivity products, which together represent approximately 56% and 63% of our revenues for the three and nine month periods ended September 30, 2007, respectively, compared to 65% and 67% of our revenues in the comparable periods one year ago.

Our data collection products enable the electronic collection of data from bar codes, RFID tags, or magnetic stripes and include:

  bar code scanning products that plug into or connect wirelessly to handheld computers, tablet computers, notebook computers and smartphones that use Windows Mobile, Windows XP, Palm, Symbian 60 or Symbian 80 operating systems, and turn these devices into portable bar code scanners that can be used in various retail and industrial workplaces;
  Radio Frequency Identification (RFID) plug-in products that read RFID tags;
  a combination plug-in bar code scanner and RFID reader; and
  a plug-in magnetic stripe reader.

We have developed extensive bar code scanning software called SocketScan that supports all of our data collection products, and have software developer kits that assist third party developers in integrating our SocketScan software and our hardware products into their applications and solutions. Our bar code scanning products include CompactFlash and SDIO plug-in bar code scanners for linear and two-dimensional bar code scanning, along with a cordless handheld bar code scanner and a ring scanner worn on the index finger, both of which connect to computing systems using the Bluetooth standard for short-range wireless connectivity. Data collection products represent approximately 47% and 52% of our total revenues for the three and nine month periods ended September 30, 2007 compared to 42% and 39% of our total revenues in the comparable periods one year ago. We are dependent upon VARS, integrators and developers of third party software applications to supply vertical application software that uses the mobile computers and peripheral products that we manufacture or support, and we have developed programs such as our recently announced Vertical Industry Partner program to encourage VARS, integrators and developers of such applications to do so. The growth in data collection revenues for nine months ended September 30, 2007 compared to the same period a year ago reflects the growth in availability and deployment of software applications by businesses.

(Index)

Our connectivity products are connection devices that can either be plugged into standard expansion slots in handheld computers, tablet computers, notebook computers and smartphones that use Windows Mobile, Windows XP, or Palm operating systems, or connect to these devices over wireless and wired connections. These products allow users to connect their devices to the Internet via mobile or wired phone services, or to private networks, or to communicate with other electronic devices such as desktop, handheld, tablet and notebook computers, smartphones and printers. Historically our connectivity products have included:

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

Bluetooth and wireless LAN connection functions are increasingly being built into many third party mobile devices. As a result, demand for these wireless plug-in products from customers using consumer grade handhelds has declined. However, partially offsetting this decline is increased demand from our OEM customers with industrial grade handhelds and products that have not been upgraded to include wireless functionality. In response to this change we have begun categorizing all revenues in 2007 related to our Bluetooth plug-in and Wireless LAN plug-in products within our OEM embedded products family. Revenues related to these wireless plug-in products now categorized within our OEM embedded products family represented approximately 6% and 8% of total revenues for the three and nine month periods ending September 30, 2007. Remaining connectivity products represented approximately 9% and 11% of total revenues for the three and nine month periods ended September 30, 2007, for a total of 15% and 19% for the three and nine months ended September 30, 2007 compared to 23% and 28% of our total revenues for the comparable periods one year ago.

Beginning in 2007 we added a mobile handheld computer to our product lines which is classified in the mobile handheld computer products category. Shipments of our first mobile handheld computer, the SoMo™650, to customers in our distribution channel began as planned in the second quarter of 2007. In the third quarter of 2007 we completed our objectives of ramping up production and fully stocking our distribution channel to enable widespread customer evaluation and qualification of the product to commence. Revenues related to our mobile handheld computer represented approximately 8% and 3% of our total revenues for the three and nine month periods ended September 30, 2007. Overall increases in deferred income on shipments to distributors at September 30, 2007 reflects primarily the levels of our mobile handheld computer stocked in the distribution channel at the end of the third quarter available for sale in the fourth quarter.

(Index)

Our OEM embedded products consist of Bluetooth and Wireless LAN modules and plug-in cards used primarily by Original Equipment Manufacturers (OEMs) of handheld computers and other devices to build wireless connection functions into their products using the Bluetooth and wireless LAN standards for wireless connectivity. Beginning in 2007 all sales related to our Bluetooth plug-in and Wireless LAN plug-in products, the majority of which have historically been included in our connectivity products family, are now included in the revenues of the OEM embedded products family. This reflects that the majority of our Wireless LAN plug-in card and Bluetooth plug-in card revenues in 2007 are being driven by customers within our OEM embedded products segment. Revenues related to these wireless plug-in products were 6% and 8% of total revenues for the three and nine month periods ending September 30, 2007. Other OEM embedded products represented approximately 22% and 18% of total revenues for the three and nine month periods ended September 30, 2007, for a total of 28% and 26% for the three and nine month periods ended September 30, 2007, compared to 26% and 23% of total revenues in the comparable periods one year ago.

Our serial products enable the connection of a mobile computer to another electronic device either as a plug-in card connecting over cables or wirelessly using Bluetooth wireless technology. Serial products represented approximately 8% of our revenues for both the three and nine month periods ended September 30, 2007 compared to 9% and 10% of our revenues in the comparable periods one year ago.

Our revenues by product family for the three and nine months ended September 30, 2007 and 2006 and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
Product family:	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
Mobile peripheral products:
Data collection	$2,522	$2,526	0%	$9,027	$7,607	19%
Connectivity	498	1,371	(64%)	1,921	5,478	(65%)
Mobile handheld computer products	448	---	n/a	515	---	n/a
OEM embedded products	1,519	1,545	(2%)	4,451	4,561	(2%)
Serial products	437	532	(18%)	1,358	1,942	(30%)
Total	$5,424	$5,974	(9%)	$17,272	$19,588	(12%)

(Index)

Data collection revenues were adversely affected in the third quarter 2007 due in part to an announcement by a major handheld computer manufacturer of new PDA models for the consumer market. Such announcements typically slow customer deployments of our peripheral products because of the time needed by customers to evaluate or adopt new PDA models. Data collection revenues in the third quarter of 2007 were flat with the comparable quarter one year ago, and declined from data collection revenues in the first and second quarters of 2007. Data collection revenues increased in the nine months ended September 30, 2007 compared to same period a year ago due to both our efforts in developing programs such as our recently announced Vertical Industry Partner program, and a recovery from adverse market conditions that existed in 2006. We are dependent upon VARS, integrators and developers of third party software applications to supply vertical application software that uses the computers and peripheral products that we manufacture or support, and we have developed programs such as our recently announced Vertical Industry Partner program to encourage VARS, integrators and developers of such applications to do so. Overall growth in data collection revenues for the nine months ended September 30, 2007 compared to the same period a year ago reflects in part the growth in availability and deployment of software applications by businesses. The primary contributor to growth was our Cordless Hand Scanner product which had a revenue increase of $1.0 million in the nine month period ended September 30, 2007 compared to the same period a year ago. Data collection revenues in the first six months of 2007 also benefited from the absence of factors which adversely affected the marketplace in 2006. In 2006 data collection revenues were slowed by the introduction of an operating system upgrade, Windows Mobile 5.0, released in September 2005 by the major handheld computer manufacturers, which slowed customer deployments most significantly through the first half of 2006, as third party applications were modified and tested with the operating system. In addition, during the first half of 2006 the availability of units from the major handheld computer manufacturers was limited until late in the second quarter as these manufacturers concluded transitioning their products to lead-free equivalents to comply with the Reduction of Hazardous Substances (RoHS) rules implemented in Europe and around the world which came into effect beginning with shipments made after June 30, 2006.

Revenues classified as connectivity product revenues in the three and nine month periods ended September 30, 2007 consist of Ethernet plug-in cards, modems, and accessory products including our mobile power pack. Beginning with the first quarter of 2007, sales of our Wireless LAN plug-in cards and Bluetooth plug-in cards, which have historically been included in our connectivity products category, are now included within the OEM embedded products family. This reclassification reflects that the majority of our Wireless LAN plug-in card and Bluetooth plug-in card revenues are being driven in 2007 by customers of our OEM embedded products family, whereas sales in 2006 were driven by non-OEM customers. The increased availability in 2007 of built-in wireless connectivity in handheld computers has reduced the need for non-OEM customers to add wireless connectivity through peripherals. Reclassification of revenues related to Wireless LAN plug-in cards and Bluetooth plug-in cards accounts for 51% and 43% of the overall decline in connectivity product revenues for the three and nine month comparable periods. Remaining connectivity product revenues declined by 13% and 22% for a total decline in connectivity revenues in 2007 of 64% and 65% in the three and nine month comparable periods. The decline resulted from reduced sales volumes of our Modem plug-in products and Ethernet plug-in products due to reduced corporate deployment of these wired connection solutions, and declines in sales volumes of our accessory products including our Mobile Power Pack, and our Cordless GPS receiver with navigation kit which was discontinued.

(Index)

OEM embedded product revenues declined overall by 2%, or $26,000 and $110,000, in both the three and nine month periods ended September 30, 2007 compared to the same periods one year ago. OEM embedded product revenues related to our Bluetooth modules declined by $0.3 million and $1.3 million in the comparable three and nine month periods. Decreases in Bluetooth module revenues were due to lower volume sales, reflecting overall increased competition our module customers experienced in the industrial ruggedized market segment, affecting sales in the first nine months of 2007 compared to the same period a year ago. Beginning in the fourth quarter of 2006, our customers in the industrial ruggedized market segment experienced increased competition due to aggressive price discounting by a major competitor, a trend which also affected the first quarter 2007, but has improved steadily in the second and third quarters of 2007. In the three and nine months ended September 30, 2007 all sales related to our Wireless LAN plug-in cards and Bluetooth plug-in cards, the majority of which have historically been included in our connectivity products family, are now included in the revenues of the OEM embedded products family. This reflects that the majority of our Wireless LAN plug-in card and Bluetooth plug-in card revenues in 2007 are being driven by customers within our OEM embedded products segment. Revenue increases in the OEM embedded family of $0.3 million and $1.2 million in the comparable three and nine month periods are due to the reclassification of Wireless LAN plug-in card and Bluetooth plug-in card revenues. Total revenues related to Wireless LAN plug-in products declined by 56% and 22% in the comparable three and nine month periods, and revenues related to Bluetooth plug-in cards declined by 55% and 56% in the comparable three and nine month periods, reflecting these wireless technologies being already built-in by handheld computer manufacturers.

Our serial product revenues declined in the comparable three and nine month periods due to reduced volumes of sales of our standard serial PC Card products. Our standard peripheral connection cards are primarily sold to connect peripheral devices or other electronic equipment to notebook computers. Sales of our CompactFlash Card product and cordless Bluetooth serial adapter product were flat in the comparable three and nine month periods. Overall serial product revenues continue to decline, continuing a trend reflecting the gradual replacement of serial technology with USB and other newer connection technologies.

Gross Margins

Gross margins for the three and nine month periods ended September 30, 2007 were 48% and 49%, compared to margins of 47% and 49% in the comparable periods in 2006. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Reductions in overall margins in the third quarter of 2007 compared to the first nine months of 2007 are due primarily to discounts on volume purchases of our Bluetooth modules by customers in our OEM embedded business segment and higher sales volumes of our mobile handheld computer which began shipping late in the second quarter of 2007. Initial margins on our mobile handheld computer product are below our average product margins. Shipments of our mobile handheld computer in the coming quarters are expected to reduce our overall gross margin percentage by up to a few percentage points depending on volumes shipped.

(Index)

Research and Development Expense

Research and development expense for the three months ended September 30, 2007 was $1.1 million, a decrease of 9% compared to research and development expense of $1.2 million in the corresponding period one year ago. Research and development expense for the nine months ended September 30, 2007 was $3.7 million, a decrease of 1% compared to research and development expense of $3.8 million in the corresponding period one year ago. Decreases in the three and nine month comparable periods were from reductions in consulting and professional fees related to fewer projects requiring the use of external technical expertise, and from reductions in equipment costs due to components of capitalized tooling becoming fully depreciated. Partially offsetting these reductions in the nine month comparable periods were increases of $0.3 million attributable to the costs incurred in the first quarter of 2007 related to the development of our initial mobile handheld computer, the development of which was begun in the fourth quarter of 2006 with the majority of the development expense concluded by the end of the first quarter of 2007. Research and development expense in the fourth quarter of 2007 is expected to increase from levels in the third quarter of 2007 due to anticipated increased levels of development activities.

Sales and Marketing Expense

Sales and marketing expense for the three months ended September 30, 2007 was $1,799,000, a decrease of 2% compared to sales and marketing expense of $1,839,000 in the corresponding period one year ago. Sales and marketing expense for the nine month period ended September 30, 2007 was $5.5 million, an increase of 2% compared to sales and marketing expense of $5.4 million in the corresponding period one year ago. Decreases in the comparable three month periods were due to reductions in advertising and promotion expense in the third quarter of 2007 compared to the same period one year ago. Increases in personnel costs of $0.3 million in the comparable nine month periods were due to the additions of key personnel in the second quarter of 2007, including our Senior VP of Sales & Marketing, as we staffed the sales team to begin selling our new mobile handheld computer which began shipping late in the second quarter of 2007. Partially offsetting these increases in the comparable nine month periods were reductions in advertising and promotion expense. Sales and marketing expense is expected to increase in the fourth quarter 2007 from third quarter levels due to increased personnel costs and promotional activities.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2007 was $566,000, a decrease of 5% compared to general and administrative expense of $595,000 in the corresponding period one year ago. General and administrative expense for the nine month period ended September 30, 2007 was $2,105,000, an increase of 1% compared to general and administrative expense of $2,079,000 in the corresponding period one year ago. In the comparable three month periods decreases in personnel costs were partially offset by increases in occupancy costs, primarily telecommunications, utilities, and property tax. In the comparable nine months, increases in occupancy costs, primarily telecommunications, utilities, and property tax, were partially offset by reduced business insurance costs. Expenses are expected to increase in the fourth quarter of 2007 from third quarter levels due primarily to increased consulting and profession fees related to our annual audit, historically charged during the fourth and first quarters.

(Index)

Amortization of Intangibles

In July 2004 we acquired a patent which covers the design and functioning of plug-in bar code scanners, bar code imagers and RFID products. The patent was purchased for $600,000 and has been capitalized as an intangible asset. The patent is being amortized on a straight line basis over a ten-year period. Intangible assets of $571,000 remaining from a prior acquisition in 2000 consist of developed software and technology with estimated lives at the time of acquisition of 8.5 years. At December 31, 2004, a licensing agreement with a book value of $38,000 was reclassified as an intangible asset and is being amortized over its remaining life of three years. Amortization charges for the three and nine months ended September 30, 2007 for all acquired intangibles were $34,000 and $101,000, respectively, compared to $35,000 and $107,000, for the same periods one year ago. The lower amortization charges in 2007 are due to components of intangible property becoming fully amortized.

Interest Income and Expense

Interest income reflects interest earned on cash balances. Interest income of $30,000 and $98,000 for the three and nine month periods ended September 30, 2007, respectively, compared to interest income of $47,000 and $134,000, respectively, for the comparable periods one year ago. Lower interest income in the comparable periods reflects lower average cash balances partially offset by higher rates of return.

Interest expense of $15,000 and $21,000 for the three and nine months ended September 30, 2007 respectively, compared to interest expense of $2,000 and $6,000, respectively, for the comparable periods one year ago. Interest expense is related to interest on equipment lease financing obligations and interest on amounts drawn on our bank lines of credit and term loan. We used our bank lines of credit only at the end of the first three quarters in 2007 and at the end of each quarter in 2006. The term loan was advanced at the end of the second quarter of 2007 and is being repaid in 36 monthly installments which began in July of 2007. Higher interest expense in the three and nine months ended September 30, 2007 as compared to the same periods a year ago is due to interest on our term loan and higher interest rates on our lines of credit in 2007 compared to 2006.

Preferred Stock Dividends

Preferred stock dividends in the first nine months of 2006 reflect dividends of $10,700 accrued at the rate of 8% per annum on Series F Preferred Stock through the date of mandatory conversion in the first quarter 2006. Series F Preferred Stock was originally issued in March 2003. Series F dividends were payable quarterly in cash or in common stock, at the option of the Company. Dividends in the first quarter 2006 through the date of conversion were paid prior to the end of the first quarter. On March 21, 2006 the outstanding shares of Series F Preferred Stock automatically converted into common stock resulting in the issuance of 823,300 shares of common stock.

Taxes

Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax expense of $8,000 and $24,000 for the three and nine month periods ended September 30, 2007, and the corresponding deferred tax liability shown on the Company's balance sheet, is related entirely to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets, and furthermore, this deferred tax liability may never reverse. The Company maintains a full valuation allowance for all other components of deferred tax assets. The Company has not generated taxable income in any periods in any jurisdiction, foreign or domestic.

(Index)

Liquidity and Capital Resources

We were unprofitable in each of the first three quarters of 2007. We were unprofitable in each of the quarters in fiscal 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was the first profitable year in our history, but only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. We may continue to be unprofitable in the foreseeable future. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $51 million in equity capital to fund our operations.

Cash used in operating activities was $1.5 million in the first nine months of 2007, compared to cash used in operating activities of $0.5 million in the first nine months of 2006. Adjustments for non-cash items consisting of depreciation and amortization, amortization of intangibles, gains and losses on foreign currency transactions, changes in deferred rent, deferred tax expense, and stock-based compensation expense, totaled $1.4 million in the first nine months of 2007 compared to $1.5 million in the first nine months of 2006. Changes in working capital balances in the first nine months of 2007 resulted in a source of cash of $39,000, and were primarily from increases in deferred income on shipments to distributors resulting from volume shipments of our mobile handheld computer beginning mid September as we began stocking our distribution channel with this product, and from reductions in levels of inventories, partially offset by reductions in accounts payable and accrued expenses due to payments of accrued costs attributable to development of our mobile handheld computer, and from increases in accounts receivable due to shipments made late in the third quarter. Changes in working capital balances in the first nine months of 2006 resulted in a use of cash of $0.3 million, which was primarily from increases in inventory and accounts receivable, partially offset by increases in payables and deferred revenue, and decreases in prepaid and other current assets.

Cash used in investing activities was $0.8 million in the first nine months of 2007, compared to $0.7 million in the first nine months of 2006. Increased investing activities in the first nine months of 2007 reflects the costs of leasehold improvements related to our new corporate headquarters incurred primarily in the first quarter of 2007. Remaining investing activities in each of the periods reflects the costs of new computer hardware and software, and tooling costs.

Cash provided from financing activities was $0.5 million in the first nine months of 2007 and 2006. Financing activities in the first nine months of 2007 consisted primarily of proceeds from a bank term loan advanced at the end of the second quarter of 2007 which is to being repaid in 36 monthly installments beginning in July 2007, proceeds from the exercise of stock options, and payments on capital leases. Financing activities in the first nine months of 2006 consisted primarily of proceeds from the exercise of warrants and stock options, partially offset by a net decrease in the amounts drawn on our bank lines of credit, and the final dividend payments on Series F Preferred Stock.

(Index)

Our cash balances at September 30, 2007 were $4.4 million, including cash of $2.2 million drawn against our bank line of credit and a term loan advance of $0.5 million which is being repaid monthly over three years. We concluded the development and related expense for our first mobile handheld computer primarily in the first quarter of 2007 and began shipping initial units to our customers in June 2007, followed by volume shipments to stock our distribution channel in mid September. In May of 2007, we extended our bank line of credit agreement which will now expire on March 3, 2009. We have warrants outstanding from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. We believe our existing cash, plus our ability to reduce costs, and our bank line and term loan will be sufficient to meet our funding requirements at least through September 30, 2008. If we can return to profitability and revenue growth, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increasing expenses, including more employees to support our growth and increases in salaries, benefits, and related support costs for employees. If we cannot return to profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations. Should the need arise, we cannot assure you that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Although we do not anticipate the need to raise additional capital at this time to fund our operations, we may raise additional capital if market conditions are appropriate.

Our contractual cash obligations at September 30, 2007 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Capital leases	$40,600	$11,000	$25,000	$4,600	$	---
Operating leases	1,787,800	354,600	744,900	688,300		---
Term loan, principle and interest	464,000	156,800	307,200	---		---
Unconditional purchase obligations with contract manufacturers	3,512,000	3,296,000	216,000	---		---
Total contractual cash obligations	$5,804,400	$3,818,400	$1,293,100	$692,900	$	---

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

(Index)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended September 30, 2007, a decline of 1% in interest rates would reduce our quarterly interest income by approximately $5,500.

Our bank credit line facilities of up to $4.0 million have variable interest rates based upon the lender's index rate plus 0.5% for both the domestic line (up to $2.5 million) and the international line (up to $1.5 million). Accordingly, interest rate increases would increase our interest expense on outstanding credit line balances. We utilized our credit line facility only at the end of the first three quarters in fiscal 2007 and at the end of each quarter in fiscal 2006, and therefore did not subject ourselves to interest rate exposure. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $10,000 for each $1 million of borrowings, if outstanding for the entire year, against our bank credit facility or a maximum of $40,000 if we utilized our entire credit line.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros, we pay the expenses of our European employees in Euros and British pounds, and we may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivable balances denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and subsidiary expenses at the beginning, during and at the end of the quarter ended September 30, 2007, an adverse change of 10% in exchange rates would result in a decrease in our net income for the second quarter of approximately $68,200, if left unprotected. For the third quarter of 2007 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net gain of $8,400. We will continue to monitor, assess, and mitigate through hedging activities, the risk associated with these exposures.

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

We assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on our assessment using those criteria, we believe that, as of September 30, 2007, our internal control over financial reporting is effective.

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

The risk factor below titled, "Our Common Stock may become ineligible for listing on the Nasdaq Global Market or alternatively the Nasdaq Capital Market, which would materially adversely affect the liquidity and price of our Common Stock," was added in the first quarterly report as our Common Stock has a history of trading from time to time below the required minimum closing bid price of $1.00, and has been updated in this quarterly report to reflect that as of November 13, 2007 our Common Stock has traded below $1.00 for fourteen consecutive trading days.

The risk factor below titled, "We may become subject to claims of intellectual property rights infringement, which could result in substantial liability," has been updated with information regarding the lawsuits filed by Wi-LAN Inc. against selected companies which make, use, or sell products with wireless LAN capability compliant with IEEE 802.11 standards. We also incorporate the same wireless LAN technology into many of our products. We have not been named in the lawsuit.

The presentations of numerical amounts and percentages in the following risk factors below titled: "A significant portion of our revenue currently comes from two distributors, and any decrease in revenue from these distributors could harm our business;" "Our operating results could be harmed by economic, political, regulatory and other risks associated with export sales;" "The sale of a substantial number of shares of Common Stock could cause the market price of our Common Stock to decline;" and "Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock," have been updated to reflect the first nine months of 2007 information.

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

We were unprofitable in the first three quarters of 2007. We were unprofitable in each of the quarters in fiscal 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was the first profitable year in our history, but only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. To achieve ongoing profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

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

We are listed on the Nasdaq Global Market. Our continued listing is contingent on meeting specific quantitative standards, including a minimum closing bid price of $1.00. Our Common Stock has traded below $1.00 for significant periods during the last twelve months. We may not be able to meet these requirements in the future, particularly if our Common Stock fails to trade at or above $1.00 per share for an extended period of time. In particular, if our stock fails to maintain a minimum closing bid price of at least $1.00 for 30 consecutive trading days, we will receive a staff deficiency notice from Nasdaq, and our stock will have to achieve a minimum closing bid price of at least $1.00 for at least 10 consecutive trading days within the 180 calendar days thereafter, or else we may be delisted from the Nasdaq Global Market. In addition, Nasdaq has the discretion to extend the foregoing 10 consecutive trading day requirement to up to 20 trading days. In the past twelve months our Common Stock twice traded below $1.00 for over 30 consecutive trading days. However, our stock price then traded above $1.00 for the requisite time period and we have maintained our Nasdaq Global Market listing. As of November 13, 2007, our Common Stock has not achieved the minimum closing bid price for 14 consecutive trading days. Should we be delisted from the Nasdaq Global Market, we may be eligible for listing on the Nasdaq Capital Market, subject to meeting specific quantitative standards, including maintaining a minimum closing bid price of $1.00, and would have to achieve that within the 180 calendar days of initial listing on the Nasdaq Capital Market.

If our Common Stock becomes ineligible for listing on either the Nasdaq Global Market or the Nasdaq Capital Market, and is thereafter traded only on the over-the-counter market, our stockholders' abilities to purchase and sell our Common Stock could be less orderly and efficient and more costly. Furthermore, a delisting of our Common Stock could have a materially adverse impact on our business operations by damaging our general business reputation, impairing our ability to obtain additional capital, reducing the incentives that equity ownership is intended to provide to our employees, and causing a loss of confidence by investors, suppliers and employees. As a result of the negative impact on the liquidity of our Common Stock and on our business, a delisting would also likely decrease the market price of our Common Stock and increase the volatility of our stock price.

(Index)

If third parties do not produce and sell innovative products with which our products are compatible, or if our line of mobile handheld computers is not successful, we may not achieve our sales projections.

Our success has been dependent upon the ability of third parties in the mobile personal computer industry to complete development of products that include or are compatible with our technology and then to sell these products into the marketplace. Even if we are successful in marketing and selling our new line of mobile handheld computers, our ability to generate increased revenue depends significantly on the commercial success of Windows-mobile handheld devices, particularly the Pocket PC and other devices such as the line of handhelds with expansion options offered by Palm, and the adoption of these handheld computers for business use. If manufacturers are unable or choose not to ship new products such as Pocket PC and other Windows-mobile devices or Palm devices, or experience difficulties with new product transitions that cause delays in the market as we experienced in 2005 and 2006, or if these products, including our new line of mobile handheld computers, fail to achieve or maintain market acceptance, the number of our potential new customers would be reduced and we would not be able to meet our sales expectations.

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

A significant portion of our revenue comes from two distributors, Tech Data Corp. and Ingram Micro, Inc., which together represented approximately 37 and 40 percent of our worldwide revenue in the first nine months of fiscal 2007 and fiscal year 2006, respectively. We expect that a significant portion of our revenue will continue to depend on sales to Tech Data Corp. and Ingram Micro, Inc. We do not have long-term commitments from Tech Data Corp. or Ingram Micro, Inc. to carry our products. Either could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors' products. If we lose our relationship with Tech Data Corp. or Ingram Micro, Inc., we would experience disruption and delays in marketing our products. Revenues related to these two major distributors fell markedly in the third quarter of 2006 to 32 percent, due primarily to a reduction in the level of corporate handheld deployments and our related peripheral products by one of our key North American channel partners.

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

The demand for our products depends on many factors and is difficult to forecast. We expect that it will become more difficult to forecast demand as we introduce and support more products and as competition in the market for our products intensifies. If demand increases beyond forecasted levels, we would have to rapidly increase production at our third party manufacturers. We depend on suppliers to provide additional volumes of components, and suppliers might not be able to increase production rapidly enough to meet unexpected demand. Even if we were able to procure enough components, our third party manufacturers might not be able to produce enough of our devices to meet our customer demand. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs could lower our profit margins. Further, if production is increased rapidly, manufacturing yields could decline, which may also lower operating results.

If demand is lower than forecasted levels, we could have excess production resulting in higher inventories of finished products and components, which could lead to write-downs or write-offs of some or all of the excess inventories, and reductions in our cash balances. Lower than forecasted demand could also result in excess manufacturing capacity at our third party manufacturers and in our failure to meet minimum purchase commitments, each of which may lower our operating results.

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

In the course of operating our business, we may receive claims of intellectual property infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. Many of our competitors have large intellectual property portfolios, including patents that may cover technologies that are relevant to our business. In addition, many smaller companies, universities, and individuals have obtained or applied for patents in areas of technology that may relate to our business. The industry is moving towards aggressive assertion, licensing, and litigation of patents and other intellectual property rights. In June 2007, we received a letter from Wi-LAN Inc., accusing certain of our wireless LAN products of infringing two U.S. and one Canadian patent held by Wi-LAN Inc. In October 2007, Wi-LAN Inc. filed patent infringement lawsuits against a number of companies alleging that those companies infringe the two U.S. patents by manufacturing, using, or offering for sale products with wireless capability compliant with the IEEE 802.11 standards. Wi-LAN Inc. is asking for money damages and a court order barring the sale of products that use the patented technology. We have not been named in the lawsuit, and we do not plan to make any changes to our current business at this time. Nonetheless, we may be added to the lawsuit in the future, and even if we are not, the outcome of this lawsuit may result in future changes to our business, including potential increased costs for those of our products that make use of the related technology.

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

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options adversely affected our net income and earnings per share in the first three quarters of 2007 and each of the quarters in fiscal 2006, will continue to adversely affect future quarters, and will make profitability harder to achieve or make our future profits or net losses worse. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

Export sales (sales to customers outside the United States) accounted for approximately 36 percent of our revenue in the first nine months of 2007 and 32 percent of our revenue in fiscal year 2006. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of October 31, 2007, we had 31,984,517 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of October 31, 2007, we had 10,003,557 shares subject to outstanding options under our stock option plans, and 845,363 shares were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of October 31, 2007, we had warrants outstanding to purchase a total of 918,368 shares of our common stock at exercise prices ranging from $0.722 to $2.73. These outstanding warrants have expiration dates ranging from March of 2008 to August of 2008. All such warrants may be exercised at any time, and the shares issuable upon exercise may be resold, either without restrictions or subject, in some cases, only to S-3 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144.

(Index)

Volatility in the trading price of our common stock could negatively impact the price of our common stock.

During the period from January 1, 2006 through October 31, 2007, our common stock price fluctuated between a high of $1.75 and a low of $0.72. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET COMMUNICATIONS, INC.
Registrant

Date: November 13, 2007	/s/ Kevin J. Mills
Kevin J. Mills President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 13, 2007	/s/ David W. Dunlap
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