Form 10-K
period 2007-12-31
SOCKET COMMUNICATIONS INC
filed 2008-03-07
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2007

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 Par Value per Share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of June 29, 2007, the aggregate market value of the registrant's common stock ($0.001 par value) held by non-affiliates of the registrant was $26,192,196 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation Global Market System.

Number of shares of common stock ($0.001 par value) outstanding as of February 29, 2008: 32,015,975 shares

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2008. Such Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements forecasting future financial results and operating activities, market acceptance of our products, expectations for general market growth of handheld computers and other mobile computing devices, growth in demand for our products, expansion of the markets that we serve, expansion of the distribution channels for our products, adoption of our embedded products by third-party manufacturers of electronic devices, and the timing of the introduction and availability of new products, as well as other forecasts discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "may," "will," "predicts," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management's beliefs, and assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Factors that could cause actual results and outcomes to differ materially include, but are not limited to: the risk of delays in the availability of our products due to technological, market or financial factors including the availability of necessary working capital; our ability to successfully develop, introduce and market future products; our ability to effectively manage and contain our operating costs; the availability of announced third-party handheld computer hardware and software that our products are intended to work with; product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with; continued growth in demand for handheld computers; market acceptance of emerging standards such as Bluetooth and Wireless LAN and of our related connection, data collection and mobile handheld computer products; the ability of our strategic relationships to benefit our business as expected; our ability to enter into additional distribution relationships; or other factors described in this Form 10-K including "Item 1A. Risk Factors" and recent Form 8-K and Form 10-Q reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the consolidated financial statements and notes included elsewhere in this report, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

Item 1. Business

The Company

We are a producer of mobile systems serving the business market. Mobile systems solutions typically consist of a handheld computer, data collection and connectivity peripherals, and third-party vertical applications software. We have historically offered a wide range of data collection and connectivity peripheral products and embedded products for use with mobile computing devices offered by third-parties. Commencing in June 2007, we introduced our own mobile handheld computer and began offering mobile systems for use with third-party vertical applications software.

See "Products" for a description of the products that we offer or plan to offer. We work with more than 100 software integration companies that are offering or developing vertical application software for use with handheld computers. Examples of these vertical applications include patient medication administration within the health care industry, retail merchandising such as managing inventory on retail store shelves, sales and field force automation involving the collection and processing of orders or service information from remote locations by sales and service personnel, asset management and inventory control for assets having bar codes or radio frequency identification tags, and mobile point of sale applications. These mobile solutions are designed to improve the productivity of business enterprises by automating manual tasks, improving the quality of information collected, and enhancing mobile productivity by processing and transferring information from remote locations and mobile devices to the business enterprise, and then if required, back to the remote locations and mobile devices.

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

Total employee headcount on December 31, 2007 was 81 people. We subcontract the manufacturing of substantially all of our products to independent third-party contract manufacturers who are located in the U.S., China and Taiwan and who have the equipment, know-how and capacity to manufacture products to our specifications. We market our products through a worldwide network of distributors and resellers, as well as through original equipment manufacturers (OEMs), vertical industry partners, and value added resellers (VARs). See "Personnel," "Sales and Marketing," and "Manufacturing" for additional information about our personnel, sales and marketing and manufacturing operations.

We have financed our operations since inception primarily from the sale of equity capital and have no material long term debt. We also have a receivables-based working capital line of credit with a bank that we use for additional cash resources, and we typically draw on this line of credit at the end of each quarter. Our data collection, connectivity, serial, and mobile handheld computer products are offered as standard products through general distribution channels and can be supplied within a few weeks of being ordered, so we do not have a large order backlog. Our order backlog at December 31, 2007 was $1.4 million.

Socket Communications, Inc. was founded in March 1992 and reincorporated in Delaware in 1995. We began doing business as Socket Mobile, Inc. in January 2007 to better reflect our market focus on the mobile business market. Our Board of Directors is recommending to our stockholders a permanent name change to Socket Mobile, Inc. for approval at the Annual Meeting of Stockholders in April 2008. Our common stock trades on the NASDAQ Global Market under the symbol "SCKT". Our principal executive offices are located at 39700 Eureka Drive, Newark, CA 94560, and our phone number is (510) 933-3000. Our Internet home page is located at http://www.socketmobile.com; however, the information on, or that can be accessed through, our home page, is not part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports are available free of charge on or through our Internet home page, as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

Products

Our products may be classified into four broad product families:

  Mobile handheld computer products;
  Mobile peripheral products:
  - Data collection products,
  - Connectivity products;
  OEM embedded products; and
  Serial interface products.

Our mobile handheld computer products have been designed to address the business mobility market for a handheld computer that is neither a consumer-oriented handheld device nor a heavy duty industrial device. Our initial model, the SoMo™ 650 (SoMo is derived from Socket Mobile), introduced in June 2007, features the Microsoft Windows Mobile 5.0 Professional operating system to ensure a high level of mobile application compatibility and to give workers a familiar computing environment. Our mobile handheld computer is easy to customize and integrate with peripherals and information systems and has an expected product life cycle of three to five years which meets the needs of businesses for longer deployments than have been available with most consumer-oriented handheld devices. Our mobile handheld computer's features include Wireless LAN and Bluetooth, a fast processor, a large, bright screen display, large amounts of SDRAM and flash memory, extended battery life, programmable action buttons to activate peripheral devices, reinforced CompactFlash and SDIO card slots, and a durable case. Additional models are in development that will run the Windows Mobile 6.0 operating system, add multiple language support, enable extended outdoor use, and offer specialized versions oriented to the needs of specific vertical markets. The SoMo 650 was specifically designed without an integrated mobile phone as most solutions involving our products use Bluetooth or Wireless LAN connections for data communications and do not require an integrated mobile phone. Mobile handheld computer products represented approximately 6 percent of our revenue for the year ended December 31, 2007.

Our mobile peripheral products consist of data collection products and connectivity products, which together represented approximately 60 percent, 58 percent, and 60 percent of our revenues for the years ended December 31, 2007, 2006, and 2005, respectively.

Our data collection products enable the electronic collection of data from bar codes, radio frequency identification tags, or magnetic stripes and consist of:

  bar code scanning products that plug into or connect wirelessly to handheld computers, tablet computers, notebook computers and smartphones that use Windows Mobile, Windows XP, Windows Tablet, J2ME, or Symbian 60 or Symbian 80 operating systems, and turn these devices into portable bar code scanners that can be used in various retail and industrial workplaces;
  radio frequency identification plug-in products that read radio frequency identification tags;
  a combination plug-in bar code scanner and radio frequency identification reader; and
  a plug-in magnetic stripe reader.

We have developed extensive bar code scanning software called SocketScan that supports all of our data collection products, and have software developer kits that assist third-party developers in integrating our SocketScan software and our hardware products into their applications and solutions. Our bar code scanning products include CompactFlash and SDIO plug-in bar code scanners for linear and two-dimensional bar code scanning, along with a cordless handheld bar code scanner and a ring scanner worn on the index finger, both of which connect to computing systems using the Bluetooth standard for short-range wireless connectivity. Data collection products represented approximately 50 percent, 42 percent, and 39 percent of our revenue for the years ended December 31, 2007, 2006, and 2005, respectively.

Our connectivity products are connection devices that can be plugged into standard expansion slots in handheld computers, tablet computers, and notebook computers that use Windows Mobile, Windows XP, or Windows Tablet operating systems. These products allow users to connect their devices via Ethernet or telephone to communicate with other networks and devices such as desktop computers, other handheld, tablet and notebook computers, smartphones and printers. Our connectivity products include:

  modems for telephone connections that connect over a cable, and a cordless modem that utilizes Bluetooth wireless technology to connect a telephone to a Bluetooth-enabled computer or other device;
  ethernet cards for local area network connections that connect over a cable; and
  accessory products such as batteries and cables.

Connectivity products represented approximately 10 percent, 16 percent, and 22 percent of our revenue for the years ended December 31, 2007, 2006, and 2005, respectively.

Our OEM embedded products consist of Bluetooth and Wireless LAN modules and plug-in cards used primarily by OEMs of handheld computers and other devices to build wireless connection functions into their products using the Bluetooth and Wireless LAN standards for wireless connectivity. Our plug-in cards and modules using the Bluetooth standard for short-range wireless connectivity include extensive communications software enabling the use of these products. Our plug-in cards for connecting to local wireless networks using the Wireless LAN 802.11b/g (or Wi-Fi) standards include extensive communications software enabling the use of these products. We have recently added Cisco Compatible Extensions (CCX) 4.0 certification to our Wireless LAN software to enable our Wireless LAN products to be compatible with a Cisco wireless LAN infrastructure. Bluetooth and wireless LAN connection functions are being built into many third-party mobile devices, which may reduce the demand for our plug-in products through expansion slots but may increase the demand for our Bluetooth and Wireless LAN modules and embedded plug-in cards. OEM embedded products represented approximately 27 percent, 32 percent, and 27 percent of our revenue for the years ended December 31, 2007, 2006, and 2005, respectively.

Our serial interface products enable the connection of a mobile computer to electronic devices either as a plug-in card (one, two or four ports) connecting over cables, or wirelessly over a Bluetooth network. We have recently introduced a USB to serial connector to enable a serial connection through a USB interface. Serial interface products represented approximately 7 percent, 10 percent, and 13 percent of our revenue for the years ended December 31, 2007, 2006, and 2005, respectively.

We target business customers and markets with our products. Most of our products, except our embedded products, are sold through distributors and resellers that service businesses. Our OEM embedded products are sold directly to the manufacturers of products in which our products are embedded. The geographic regions we serve include the Americas, Europe, the Middle East, Africa and Asia Pacific.

Market Dynamics

Handheld computers have evolved over the past several years from simple devices used mainly to hold personal information into small portable units with functionality similar to desktop PCs. Many handheld computers, such as the Pocket PC (including our SoMo line of mobile handheld computers) and Palm Treo, have built-in expansion capabilities in standard form factors, typically CompactFlash, Secure Digital Input/Output or Bluetooth, to allow for transfer of data in and out of the handheld computer over wireless or wired connections. Many handheld computers, such as the Palm Treo, Research-In-Motion's Blackberry and Windows Mobile handheld computer phone editions, often referred to as smartphones, also include an integrated phone to enable voice communications over mobile phone networks, and broadband radios for data communications. Notebooks and tablet computers also have expansion capabilities to enable their use in mobile environments, as well as broadband radios for data communications.

Advances in mobile network access and transfer speeds are enabling mobile computing device users to access the Internet, send and receive email including attachments, access corporate data files, and to transfer data directly to and from other mobile devices using Bluetooth wireless technology or cables for short distances, wireless local area networks, or broadband radios with increased speed and bandwidth. Our connectivity products and technologies (wireless LAN, Bluetooth and serial interface products) are designed to easily add these technologies to mobile devices. In addition, mobile devices with standard expansion capabilities are effective at collecting data. Our data collection products are designed to facilitate the collection of bar code, radio frequency identification, and magnetic stripe information on these devices by plugging into the standard expansion slots of these data collection devices or connecting wirelessly.

Handheld computers have traditionally been classified into consumer and industrial. Consumer devices such as those offered by Hewlett-Packard are designed for personal use and fit in a pocket or purse. Industrial devices such as those offered by Motorola are designed for rugged environments such as outdoors or warehouses and are much larger, heavier and more expensive. Businesses have had to choose from these two categories in designing mobile solutions, and we believe neither solution is an ideal fit for many business needs. Our first mobile handheld computer model introduced in June 2007 is a standard Windows Mobile OS based handheld device without telephony technology and is designed specifically to address essential business requirements to improve mobile worker productivity. Compared to consumer devices, it is similar in size and weight but is more durable, has programmable buttons to activate functions such as SocketScan, our data collection software, adds features such as seamless roaming to improve the worker experience in using wireless LAN, incorporates Socket's Connect!Agent to improve the user experience with short range cordless Bluetooth technology, has fast processors, large memory and extended battery life. Compared to industrial devices, it is smaller in size and weight, less rugged, and less expensive. We plan to introduce additional models to provide more choices to businesses that are deploying mobile computing solutions.

Growth in the mobile workforce and increasing reliance on the Internet and on access to corporate databases and email are increasing the demand for mobile data communications. The capability of a mobile workforce to collect data in the field and to transfer it electronically generally improves the timeliness and accuracy of information such as order entry, process management or transaction reporting. Advances in connection technologies, local area networking and wide area networking are being commercialized to allow handheld computers to interact with nearby computers and with a wide array of electronic appliances, including mobile phones, printers, digital cameras, local area network access points, Global Positioning System receivers, automobile communications systems, bar code scanners, radio frequency identification tags, home entertainment and security systems, public kiosks, public Internet access locations and vending machines.

Current market dynamics driving the adoption of mobile data communications by enterprises include:

Functionality of today's mobile computing devices is extensive and improving. Unlike early models, most mobile computing devices now offer bright outdoor color screens and longer battery life, have software allowing their use as business messaging devices with capacity to store personal information, and have standard expansion capabilities or use Bluetooth or wireless local or wide area network connections to transfer data in and out of the device. Popular desktop programs such as Word and Excel are available for today's handheld, tablet and notebook computers, enabling users to send and receive emails with full attachments, run popular personal information management and business programs, run entertainment and education software for games, music or books, view and interact with the Internet with enhanced and feature-rich graphics, have direct access to corporate data files (subject to business security arrangements), and use instant messaging over mobile networks. Mobile devices also can become lightweight mobile bar code, radio frequency identification, and magnetic stripe scanning devices when used with our bar code scanning, radio frequency identification, or magnetic stripe reader products, enabling the capture and processing of bar code, radio frequency identification, or magnetic stripe information (such as credit or identification cards) in a mobile environment.

The mobile workforce is growing and is increasingly reliant on email and the Internet. The worldwide mobile workforce has been estimated at more than 20 percent of the global workforce. Before advancements in handheld computers and wireless networks over mobile phones and through wireless local area network access points, the mobile workforce had been unable to effectively stay connected with email, the Internet or corporate data except through telephone lines. With the growth in the use of the Internet and email for business and personal applications, workers and consumers are increasingly dependent on access to the Internet and email for managing their business and personal lives. Recent improvements in wireless LAN and mobile phone connectivity for dial-up networking, and deployment of mobile computers by corporations to their mobile workforce are expected to be major factors driving growth in mobile data applications over the next several years.

Third-party applications for enterprises are becoming available in increasing numbers. Third-party software applications are becoming increasingly available for the collection, processing and transfer of information by a mobile workforce. Mobile computing devices are being used for such diverse applications as checking patient medications when administering them in a hospital, capturing lot numbers of drug samples given to a doctor, managing the stocking of shelves in retail establishments, or entering sales orders from the field. Larger enterprise software companies such as Oracle Corporation have written applications for Windows Mobile devices that use our bar code scanning products. SAP has enabled our SDIO form factor scanning card in all mobile applications developed by SAP and by other vendors that interface with SAP solutions through SAP's NetWeaver Mobile program. We have supported the development and deployment of our products in third-party applications through our Vertical Industry Partners Program and more than 100 companies are participants in this program. Our Vertical Industry Partners Program is described more fully under "Sales and Marketing." The availability of productivity-enhancing application software is a major driver of enterprise deployment of mobile computing devices.

Marketing Strategy

Our marketing strategy has been to capitalize on our strategic relationships, expand and improve our product offerings including software to enable wireless and wired connections designed to provide an easy-to-use experience and adding a family of mobile handheld computers to our product lines, build a strong brand name, support the development of third-party software applications and integrator solutions, and encourage device manufacturers to build our technology directly into their products. With the introduction of our mobile handheld computer, we offer a complete hardware solution consisting of a mobile handheld computer and peripherals which allows VARs and integrators to offer a one-stop solution in combination with their own or third-party vertical software applications for the mobile workforce.

Capitalize on Strategic Relationships. We support and encourage direct endorsements and referrals for our products from our strategic relationships, including operating system providers, device manufacturers, third-party software developers, vertical industry partners, distributors, and end-user customers. We actively promote third-parties to integrate our products into their solutions through our Vertical Industry Partners Program. We have a team of employees that manages each strategic relationship, and we provide software developer kits, training and technical support to our software and hardware developers. We coordinate our product development efforts with Microsoft on an ongoing basis, with the goal of ensuring that our current and future products are compatible with new releases of Microsoft's operating systems. We spend extensive engineering time and resources to ensure that our data collection peripheral products are compatible with a wide variety of handheld computers including Pocket PCs, the Palm Treo, the Blackberry from Research-In-Motion, and smartphones using the Symbian 60 and 80 operating system. Dell is a direct reseller of our products including our SoMo family of mobile computers. We work closely with the sales teams of Dell and Hewlett-Packard to assist them in offering mobile device solutions that include our products.

Expand and improve our product offerings. We offer a wide range of data collection and connectivity peripheral products that are used with our SoMo family of mobile computers and other mobile devices, and we encourage our distributors to carry the full range of our products. The goal is for customers to view Socket as a single source for their connection needs, instead of having to rely on individual product offerings from a number of different companies. During the past three years, we have introduced a number of hardware and software products, including a 56K plug-in modem in SDIO form factor, a radio frequency identification reader, a combination radio frequency identification reader and laser bar code scanner, a cordless ring bar code scanner designed to be worn on the index finger for use in package handling, an 802.11g upgrade to our CompactFlash 802.11b wireless LAN card, and a wireless LAN module to add embedded Wireless LAN to our OEM product offerings. We continue to add features to our Bluetooth software for Windows notebooks and tablets, our wireless local area network software and SocketScan, our bar code scanning and radio frequency identification software. During 2006, we upgraded our products to comply with the Reduction of Hazardous Substances (RoHS) rules being implemented in Europe and around the world by changing the solder used in our products to be lead-free. We also qualify our products with the agencies responsible for ensuring that electronic products meet worldwide standards for safety and performance.

Build a Stronger Brand Name. We are building a brand image of "Increasing Mobile Productivity." This image emphasizes quality and standards-based connectivity. Our products are "Mobility Friendly," which means products that are compact and designed to be mobile, low power to extend time between charges, and easy to use. Our focus is to work with our partners to develop productivity enhancing solutions for the mobile workforce. In January 2007, we began doing business as Socket Mobile, Inc. to emphasize our commitment to mobile computing solutions. Our overall company brand identity and positioning goal is to become "the leading provider of easy-to-deploy business mobility systems and peripherals."

Support the development of third-party software applications and integrator solutions. We have created software developer kits for many of our products including bar code scanning, radio frequency identification, Bluetooth, and Wireless LAN. In addition, we have employees dedicated to assisting developers and integrators with integrating our products into their solutions. Our Vertical Industry Partners Program includes over 100 companies that offer or are developing software solutions which incorporate Socket products. These solutions primarily involve data collection and address improving the productivity of the mobile workforce in a number of businesses including health care, field force automation, asset management, retail merchandising, and automotive/transportation.

Encourage device manufacturers to build our technology directly into their products. To capture the OEM embedded connection business, we have built relationships with certain mobile device manufacturers and work with them to integrate our Bluetooth and Wireless LAN modules and value-add software into their own product designs. The majority of these manufacturers are building vertical application devices for special purpose markets. We have an internal team of employees that manages our OEM products business. We also provide developer support to our mobile device manufacturer customers to assist them as needed to integrate our embedded products into their mobile devices.

Competition and Competitive Risks

The overall market for data collection and connectivity products is both complex and competitive. Our products compete with similar products that are manufactured by companies in Asia and Europe. However, our longtime focus on creating innovative data collection and connectivity solutions for the mobile workforce has resulted in good brand name recognition and reputation. We also believe that our brand name identifies our products as robust, dependable, small form factor, low power and easy to use, and the breadth of our product offerings, including the extensive features of our software, will continue to differentiate us relative to our competitors. The addition of a mobile handheld computer in 2007 enables us to better control the handheld computing environment for our peripheral products and allows us to offer one-stop shopping for the hardware portion of mobile business solutions. The competition in each of our product families is discussed in more detail below.

Handheld computers. Our first SoMo mobile handheld computer was introduced in June 2007 to address the price/performance market gap between consumer handheld computers and industrial handheld computers. Consumer-oriented handheld computers offer fewer features at a lower cost than industrial handheld computers. As described in Products - mobile handheld computer products, relative to a consumer-oriented handheld computer, our SoMo mobile handheld computer offers improved features beneficial in a business environment including increased durability, improved software features such as Wireless LAN roaming (staying connected between access points), and a combination of a fast processor, large memory, and multiple ways to access data including CompactFlash and Secure Digital plug-in slots and wireless LAN and Bluetooth technologies. The SoMo mobile handheld computer is less rugged than an industrial handheld computer but has many of the same features at a significantly reduced price point. We will continue to expand our family of SoMo mobile handheld computers to address the various needs of our enterprise customers. Consumer grade handheld computers are offered by Hewlett-Packard, Acer, Siemens and others. Industrial ruggedized grade of handheld computers are offered by Motorola, Intermec, and Honeywell. These companies have offered handheld computers for many years and have an established market presence. Their handheld computers are competitive alternatives to our mobile handheld computers, although we have differentiated our products for the markets that we have identified. In addition, in the past we have worked closely with handheld computer manufacturers to allow our peripheral products to work with their handheld computers, and we will continue to do so.

Data Collection Products. Our laser and CMOS imager bar code scanning products face competition from ruggedized integrated bar code scanning devices from Motorola, Intermec, Honeywell, Casio, Itronix and others. Many of these companies have been expanding their product lines to offer less expensive devices designed for enterprise use, which is narrowing the gap between the cost of consumer devices that use our peripheral data collection products and industrial devices. We purchase laser engines from Motorola and we have a license with Motorola to use these engines in our bar code scanning products. We also purchase imagers from Motorola and from other companies for use in our products. We face competition outside of the United States from a product similar to our plug-in bar code scanning card from BeInteractive, from products similar to our Cordless Hand Scanner from Baracoda, and from other competitive laser scanning products from Grabba (Australia) and Opticon (Japan). Motorola's patent position for laser bar code scanning tends to limit the sale of laser scanning bar code products by competitors in the United States, but a number of the Motorola patents will expire over the next several years, and we may face increasing competition from competitors both inside and outside the United States. We produce our laser bar code scanning products under a license from Motorola, which, to date, has not licensed these technologies to potential competitors. Motorola has historically been selective in licensing their technologies to third-parties. The continued availability of our licenses from Motorola and the continued absence of other licensees are dependent upon future licensing decisions by Motorola.

In addition, companies such as Intermec have improved imager technology making such technology a viable alternative to laser scanning, and we expect both our laser and our imaging products to face more competition over time from devices deploying imaging technology. Our laser scanning products are targeted to address specific market segments, such as patient medication administration within the health care industry, retail merchandising such as managing inventory on retail store shelves, sales and field force automation involving the collection and processing of orders or service information from remote locations by sales and service personnel, asset management and inventory control for assets having bar codes or radio frequency identification tags, and mobile point of sale applications.

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

OEM Embedded Products - Wireless Connections. We offer our wireless connection Bluetooth and Wireless LAN technologies in the form of modules for embedding in third party devices. We also offer CompactFlash plug-in cards and SDIO plug-in cards that may be plugged into the expansion slots of devices needing these technologies. We compete based on our brand name and customer support infrastructure, as well as software enhancements that provide ease-of-use, security features, and monitoring and troubleshooting tools.

Our Bluetooth and WLAN software works well with our hardware, providing us a complete solution for embedding Bluetooth and WLAN wireless connections into third-party devices. Manufacturers in Asia selling primarily hardware, such as Alps, Murata, and TaiyoYuden, along with integrators such as Bluesoft and Stonestreet One, are able to produce all or part of embedded solutions which may compete with our products and services. In addition, manufacturers of products that are sold in high volume may choose to build and support their own Bluetooth or WLAN connections.

Our Wireless LAN cards face competition in the market today principally from other manufacturers of low power Wireless LAN 802.11g cards, including Ambicom for CF cards, and AmbiCom, Spectec and Mobis for SDIO cards. The market for Bluetooth wireless communications technology is highly competitive. A number of companies offer competing CompactFlash Bluetooth cards including Ambicom, Brainboxes and Billionton.

Serial Interface Products. Our serial interface card products compete from time to time with similar products from small manufacturers including BeInteractive, Brainboxes, B&B Electronics, Elan Digital Systems, Quatech (now part of DPAC Technologies), and Ratoc Systems. We also offer a cordless serial adapter with Bluetooth wireless technology. Companies that offer competing Bluetooth serial products include AIRcable, Brainboxes, ConnectBlue, Digi International, Ezurio, Free 2 Move, Initium and Wavespeed.

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

Another area of intellectual property is our expertise in embedded radio-dependent firmware. Within our Bluetooth cordless products are software and firmware that include a wide variety of functions to enable efficient radio control and overall systems functionality. For cordless bar code scanning and radio frequency identification reading, this includes our patented Error Proof Protocol, which is designed to ensure that scanned data is correctly received by the mobile computing device and allow for real-time validation of data and error notification to the user.

We have developed a library of software drivers and control modules that allow our products to operate in handheld computers running the Windows Mobile operating systems and in notebooks running various Windows and third-party operating systems. We have been awarded ten U.S. Patents and seven design patents covering various inventions that relate to mobile products and to the designs of our products. In July 2004 we also acquired from Khyber Technologies a U.S. patent entitled Card Shaped Computer Peripheral Device. The patent is a basic patent covering the design and functioning of plug-in bar code scanners, bar code imagers, and radio frequency identification products. We have additional patents covering our proprietary technology pending with the U.S. Patent and Trademark Office.

We have developed a number of software programs that provide unique functions and features for our connection and data collection products. For example, our SocketScan software enables all of our bar code scanning products to scan a variety of bar codes and to route the scanned data to many different types of data files. Our Bluetooth software used in conjunction with our Bluetooth hardware provides a completely functional Bluetooth solution enabling connections and data transfers between Bluetooth-enabled devices. Our wireless local area network software that is integrated with our wireless local area network management software (which we call Wi-Fi Companion and have introduced a version with Cisco Compatible Extension protocols called Enhanced Wi-Fi Companion or e-WFC) and used in conjunction with our wireless local area network hardware, provides a completely functional wireless local area network solution, enabling connections and data transfers from mobile computing devices over wireless local area networks.

We have registered trademarks with the U.S. Patent and Trademark Office for "Socket" our logo, the term "Go-WiFi" associated with our Wireless LAN products and have a trademark registration pending for "SoMo" for our mobile handheld computer.

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

Personnel

Our future success will depend in significant part upon the continued service of certain of our key technical and senior management personnel, and our continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Our total employee headcount as of December 31, 2007 was 81 people. Our employees are not represented by a union, and we consider our employee relationships to be good.

Sales and Marketing

During the year ended December 31, 2007, 65 percent of our sales were in North America, 27 percent in Europe, and 8 percent in Asia and Pacific Rim countries. During the year ended December 31, 2006, 68 percent of our sales were in North America, 24 percent in Europe and 8 percent in Asia and Pacific Rim countries. During the year ended December 31, 2005, 65 percent of our sales were in North America, 24 percent in Europe, and 11 percent in Asia and Pacific Rim countries. Export sales are subject to the complications of complying with laws of various countries and the risk of import/export restrictions and tariff regulations.

We market our products through a worldwide network of distributors and resellers, as well as through OEMs and VARs. In addition, we have more than 100 companies that are participants in our Vertical Industry Partners Program. Participants offer or intend to offer third-party software applications that utilize our products in their software solutions. Vertical market segments addressed by participants include health care, field force automation, retail merchandising, automotive/transportation, and asset management. Applications include checking patient medications when administering them in a hospital, capturing lot numbers of drug samples given to a doctor, managing the stocking of shelves in retail establishments, entering sales orders from the field, taking inventory of bar coded items, and entering and updating information in an enterprise data base. We support our distributors, resellers and integrators with software developer kits and by providing education, training and customer assistance through our sales, marketing, and technical support staff in the U.S., Europe and Asia-Pacific regions. As of December 31, 2007, we had 32 people in sales and marketing.

Our United States distributor Tech Data Corp. accounted for 23 percent of our revenue in 2007, 26 percent of our revenue in 2006 and 28 percent of our revenue in 2005. Our United States distributor Ingram Micro, Inc. accounted for 13 percent of our revenue in 2007 and 14 percent of our revenue in each of 2006 and 2005. We intend to increase our sales and marketing effort during 2008 by adding personnel and increasing promotional activities, particularly in support of our distributors and vertical industry partners.

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

Manufacturing

We subcontract the manufacturing of substantially all of our products to independent third-party contract manufacturers who are located in the U.S., China, and Taiwan and who have the equipment, know-how and capacity to manufacture products to our specifications. We perform final product testing and package our products at our Newark, California facility for most of our sales. As of December 31, 2007, we had 24 people employed in manufacturing operations, including planning, buying, manufacturing engineering, quality control, product assembly, shipping and receiving, MIS and product support. We augment this workforce with temporary employees on an as-needed basis.

Certain of our product components are available from only one vendor. These sole sourced components include the interface chip that controls the signal transmission between all of our plug-in CompactFlash products (except our Ethernet and Wireless LAN cards) and the card slot on the mobile computer, our Ethernet and Wireless LAN chips, our laser scanning engines, our SDIO plug-in cards, certain cable and connector components and, beginning in 2007, our mobile handheld computer. Although to date we have generally been able to obtain adequate supplies of these components, these components are generally purchased on a purchase order basis under standard commercial terms and conditions, and we do not have long-term supply contracts for these components. Accordingly, the manufacturers could stop providing these components to us at any time. Alternatively, although our suppliers are generally large, well-financed organizations, they could encounter financial difficulties that interfere with our product supplies. In such an event, we could experience a decline in revenues until we establish sufficient manufacturing supply through an alternative source. Locating and qualifying alternative suppliers, and commencing new manufacturing operations, could take a significant period of time, although we believe that we can relocate manufacturing or find alternative suppliers for sole sourced components should it become necessary. We generally stock higher inventory quantities of sole sourced components as safety stocks to mitigate the risk of supply disruption.

Research and Development

Since our inception, we have made substantial investments in research and development. Research and development expenditures were $5.0 million in 2007, $5.1 million in 2006, and $3.5 million in 2005. The increased expenditures in 2007 and 2006 were in part due to an increase in the number of development projects including the removal of lead from our products as required by the Reduction in Hazardous Substances Act and new product development costs for our cordless ring scanner, our mobile handheld computer and our software programs including SocketScan, Wireless LAN and Bluetooth. We believe that our future performance will depend in large part on our ability to develop significant enhancements to our existing products, including technology upgrades and additional features, and to develop successful new products for emerging and existing markets.

As of December 31, 2007, we had 16 people on our product development staff, and we hire engineering consultants to perform additional engineering services as required. We anticipate that we will continue to commit substantial resources to research and development in the future.

General and Administration

As of December 31, 2007, we had 9 people responsible for our financial and administrative activities including accounting and finance, personnel, and administrative support.

Item 1A. Risk Factors

We have a history of operating losses and may not achieve ongoing profitability.

We were unprofitable in each of the quarters in fiscal years 2007 and 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was the first profitable year in our history, but only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. To achieve ongoing profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

We may require additional capital in the future, but that capital may not be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

Although we do not anticipate the need to raise additional capital during the next twelve months to fund our operations, we may incur operating losses in future quarters and may need to raise capital to fund these losses. Our forecasts are highly dependent on factors beyond our control, including market acceptance of our products and sales of handheld computers. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. In addition, the availability of our bank line is dependent upon our meeting certain covenants, including maintaining minimum cash balances. Future operating losses could cause us to lose the availability of our bank line as a result of becoming non-compliant with these covenants.

Our Common Stock will become ineligible for listing on the NASDAQ Global Market or alternatively the NASDAQ Capital Market if it does not trade at or above $1.00, which would materially adversely affect the liquidity and price of our Common Stock.

We are listed on the NASDAQ Global Market. Our continued listing is contingent on meeting specific quantitative standards, including a minimum closing bid price of $1.00. Our Common Stock has traded below $1.00 for significant periods during the last twelve months. In particular, our stock failed to maintain a minimum closing bid price of at least $1.00 in the 30 consecutive business days prior to December 10, 2007. On December 10, 2007 we received a staff deficiency notice from the Listing Qualifications Department of the NASDAQ Stock Market which stated that our stock will have to achieve a minimum closing bid price of at least $1.00 for at least 10 consecutive business days within 180 calendar days, or by June 9, 2008, or else we may be delisted from the NASDAQ Global Market. As of March 6, 2008, our Common Stock has not achieved the minimum closing bid price of $1.00 on any single day since receipt of the deficiency notice. Should we be delisted from the NASDAQ Global Market, we may be eligible for listing on the NASDAQ Capital Market, subject to meeting specific quantitative standards, including maintaining a minimum closing bid price of $1.00, and would have to achieve that within the 180 calendar days of initial listing on the NASDAQ Capital Market.

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

Our success has been dependent upon the ability of third parties in the mobile personal computer industry to complete development of products that include or are compatible with our technology and then to sell these products into the marketplace. Even if we are successful in marketing and selling our new line of mobile handheld computers, our ability to generate increased revenue depends significantly on the commercial success of Windows-mobile handheld devices, particularly the Pocket PC and other devices such as the line of handhelds with expansion options offered by Palm, and the adoption of these handheld computers for business use. If manufacturers are unable or choose not to ship new products such as Pocket PC and other Windows-mobile devices or Palm devices, or experience difficulties with new product transitions that cause delays in the market as we experienced in fiscal years 2005, 2006 and 2007, or if these products, including our new line of mobile handheld computers of which we began shipping our first model in June of 2007, fail to achieve or maintain market acceptance, the number of our potential new customers would be reduced and we would not be able to meet our sales expectations.

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

A significant portion of our revenue comes from two distributors, Tech Data Corp. and Ingram Micro, Inc., which together represented approximately 36 percent, 40 percent, and 42 percent of our worldwide revenue in fiscal years 2007, 2006, and 2005, respectively. We expect that a significant portion of our revenue will continue to depend on sales to Tech Data Corp. and Ingram Micro, Inc. We do not have long-term commitments from Tech Data Corp. or Ingram Micro, Inc. to carry our products. Either could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors' products. If we lose our relationship with Tech Data Corp. or Ingram Micro, Inc., we would experience disruption and delays in marketing our products.

If the market for mobile computers experiences delays, or fails to grow, we will not achieve our sales projections.

Substantially all of our peripheral products are designed for use with mobile personal computers, including handhelds, notebook computers, tablets and smartphones. If the mobile personal computer industry does not grow, if its growth slows, or if product or operating system changeovers by mobile computer manufacturers and partners cause delays in the market, as we experienced in the past three years, or if the markets for our mobile handheld computers do not grow, we will not achieve our sales projections.

Our sales will be hurt if the new technologies used in our products do not become widely adopted, or are adopted slower than expected.

Many of our products use new technologies, such as 2D bar code scanning and radio frequency identification, which are not yet widely adopted in the market. If these technologies fail to become widespread, or are adopted slower than expected, our sales will suffer.

We could face increased competition in the future, which would adversely affect our financial performance.

The market for handheld computers in which we operate is very competitive. Our future financial performance is contingent on a number of unpredictable factors, including that:

  some of our competitors have greater financial, marketing, and technical resources than we do;
  we periodically face intense price competition, particularly when our competitors have excess inventories and discount their prices to clear their inventories; and
  certain OEMs of personal computers, mobile phones and handheld computers offer built-in functions, such as Bluetooth wireless technology, Wi-Fi, or bar code scanning, that compete with our products.

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

We rely primarily on distributors, resellers, and OEMs to sell our products, and our sales would suffer if any of these third parties stops selling our products effectively.

Because we sell our products primarily through distributors, resellers, and OEMs, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results.

Our agreements with distributors, resellers, and OEMs are generally nonexclusive and may be terminated on short notice by them without cause. Our distributors, resellers, and OEMs are not within our control, are not obligated to purchase products from us, and may offer competitive lines of products simultaneously. Sales growth is contingent in part on our ability to enter into additional distribution relationships and expand our sales channels. We cannot predict whether we will be successful in establishing new distribution relationships, expanding our sales channels or maintaining our existing relationships. A failure to enter into new distribution relationships or to expand our sales channels could adversely impact our ability to grow our sales.

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

We depend on strategic alliances and business relationships with leading participants in various segments of the communications and mobile handheld computer markets to help us develop and market our products. Our strategic partners may revoke their commitment to our products or services at any time in the future or may develop their own competitive products or services. Accordingly, our strategic relationships may not result in sustained business alliances, successful product or service offerings, or the generation of significant revenues. Failure of one or more of such alliances could result in delay or termination of product development projects, failure to win new customers, or loss of confidence by current or potential customers.

We have devoted significant research and development resources to design activities for Windows-mobile products, Palm devices, smartphones using Windows Mobile and Symbian System 60 and 80 operating systems, and more recently, to develop our own family of mobile handheld computers. Such design activities have diverted financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft, Palm, or Symbian is obligated to continue the collaboration or to support the products produced from the collaboration. Consequently, these organizations may terminate their collaborations with us for a variety of reasons, including our failure to meet agreed-upon standards or for reasons beyond our control, such as changing market conditions, increased competition, discontinued product lines, and product obsolescence.

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

In the course of operating our business, we may receive claims of intellectual property infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. Many of our competitors have large intellectual property portfolios, including patents that may cover technologies that are relevant to our business. In addition, many smaller companies, universities, and individuals have obtained or applied for patents in areas of technology that may relate to our business. The industry is moving towards aggressive assertion, licensing, and litigation of patents and other intellectual property rights. In June 2007, we received a letter from Wi-LAN Inc., accusing certain of our wireless LAN products of infringing two U.S. and one Canadian patent held by Wi-LAN Inc. In October 2007, Wi-LAN Inc. filed patent infringement lawsuits against a number of companies alleging that those companies infringe the two U.S. patents by manufacturing, using, or offering for sale products with wireless capability compliant with the IEEE 802.11 standards. Wi-LAN Inc. is asking for money damages and a court order barring the sale of products that use the patented technology. We have not been named in the lawsuit, and we do not plan to make any changes to our current business at this time. Nonetheless, we may be added to the lawsuit in the future, and even if we are not, the outcome of this lawsuit may result in future changes to our business, including potential increased costs for those of our products that make use of the related technology. In October 2007, we received a letter from WIAV Solutions, LLC, offering to license the wireless technology covered by two U.S. patents held by WIAV Solutions, LLC. To date we have not entered into discussions to license their technology.

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

Standards for the form and functionality of our products are established by standards committees. These independent committees establish standards, which evolve and change over time, for different categories of our products. We must continue to identify and ensure compliance with evolving industry standards so that our products are interoperable and we remain competitive. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers. Should any major changes, even if anticipated, occur, we would be required to invest significant time and resources to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we would miss opportunities to sell our products for use with new hardware components from mobile computer manufacturers and OEMs, thus affecting our business.

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

A number of our officers and senior managers have been employed for thirteen to sixteen years by us, including our President, Executive Vice President, Chief Financial Officer, and Chief Technical Officer. Our future success will depend upon the continued service of key officers and senior managers. Competition for officers and senior managers is intense, and there can be no assurance that we will be able to retain our existing senior personnel. The loss of one or more of our officers or key senior managers could adversely affect our ability to compete.

Beginning January 1, 2006 we began to expense options granted under our employee stock plans as compensation, and as a result our net income and earnings per share were negatively affected, we may continue to have net losses as a result of the requirement to expense options, and may find it necessary to change our business practices to attract and retain employees.

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options adversely affected our net income and earnings per share in each of the quarters in fiscal years 2007 and 2006, will continue to adversely affect future quarters, and will make profitability harder to achieve or make our future profits or net losses worse. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

Our accounts receivable are derived primarily from distributors and OEMs. We perform ongoing credit evaluations of our customers' financial conditions but generally require no collateral from our customers. Reserves are maintained for potential credit losses, and such losses have historically been within such reserves. However, many of our customers may be thinly capitalized and may be prone to failure in adverse market conditions. Although our collection history has been good, from time to time a customer may not pay us because of financial difficulty, bankruptcy or liquidation.

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

Export sales (sales to customers outside the United States) accounted for approximately 35 percent, 32 percent, and 35 percent, of our revenues in fiscal years 2007, 2006, and 2005, respectively. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of February 29, 2008, we had 32,015,975 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of February 29, 2008, we had 10,947,309 shares subject to outstanding options under our stock option plans, and 1,149,737 shares were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of February 29, 2008, we had warrants outstanding to purchase a total of 918,810 shares of our common stock at exercise prices ranging from $0.722 to $2.73. All such warrants may be exercised at any time, and the shares issuable upon exercise may be resold, either without restrictions or subject, in some cases, only to S-3 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144.

Volatility in the trading price of our common stock could negatively impact the price of our common stock.

During the period from January 1, 2006 through February 29, 2008, our common stock price fluctuated between a high of $1.75 and a low of $0.59. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a 37,100 square foot office facility in Newark, California under a lease expiring in June 2012. We have one option to extend the term of the lease for an additional five-year period with respect to the entire premises. This facility houses our headquarters and manufacturing operations. We believe that our current facilities are sufficient and adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for vote by security holders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock

The Company's Common Stock is traded on the NASDAQ Global Market under the symbol "SCKT."

The quarterly high and low sales prices of our Common Stock, as reported on the NASDAQ Global Market through February 29, 2008, and for the last two fiscal years are as shown below:

	Common Stock
Quarter Ended	High	Low
2006
March 31, 2006	$1.48	$1.06
June 30, 2006	$1.75	$1.05
September 30, 2006	$1.36	$0.81
December 31, 2006	$1.25	$0.72
2007
March 31, 2007	$1.40	$0.80
June 30, 2007	$1.03	$0.79
September 30, 2007	$1.05	$0.85
December 31, 2007	$1.33	$0.71
2008
March 31, 2008 (through February 29, 2008)	$0.89	$0.59

On February 29, 2008, the closing sales price for our common stock as reported on the NASDAQ Global Market was $0.73. We had approximately 6,300 beneficial stockholders of record as of February 25, 2008. We have not paid dividends on our common stock, and we currrently intend to retain future earnings for use in our business and do not anticipate paying dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Performance Graph

The performance graph shown below shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of Socket Communications, Inc. under the Securities Act of 1933, as amended, or the Exchange Act. The performance graph below shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from December 31, 2002 through December 31, 2007 comparing the return on the Company's common stock with the Russell 2000 Index and the NASDAQ Computer & Data Processing Index. No dividends have been declared or paid on the common stock during such period. Historical stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto in Item 8, "Financial Statements and Supplementary Data."

	Year Ended December 31
(Amounts in thousands except per share)	2003	2004	2005		2006		2007
Income Statement Data:
Revenue	$21,611	$26,130	$25,034		$24,981		$24,118
Gross profit	$10,703	$13,362	$12,589		$12,191		$11,873
Operating expenses	$11,915	$13,052	$12,843		$15,120		$15,261	(	a)
Net income (loss) applicable to common stockholders	$(1,952)	$338	$(215)		$(2,923)		$(3,340)	(	a)
Net income (loss) per share applicable to common stockholders	$(0.07)	$0.01	$(0.01)		$(0.09)		$(0.10)
Weighted average shares outstanding:
Basic	26,301	30,061	30,181		31,447		31,929
Diluted	26,301	33,976	30,181		31,447		31,929

	At December 31,
	2003	2004	2005		2006		2007
Balance Sheet Data:
Total assets	$23,266	$24,400	$23,635		$22,787		$21,974
Bank line of credit	$1,567	$2,949	$2,309		$2,213		$2,622
Capital leases and deferred rent - long term portion	$71	$51	$8	$	---		$140
Preferred stock	$1	$1	$1	$	---	$	---
Total stockholders' equity	$16,498	$16,952	$16,814		$15,751		$13,534
Dividends and preferred stock accretion	$702	$50	$48		$11	$	---

(a) In 2007, operating expenses and the net loss applicable to common stockholders includes stock compensation expense of $0.9 million and $1.0 million, respectively. In 2006, operating expenses and the net loss applicable to common stockholders includes stock compensation expense of $1.1 million and $1.2 million, respectively. On January 1, 2006, we adopted Financial Accounting Standard SFAS 123R, "Share-Based Payment." SFAS 123R requires the valuation of compensatory stock option grants and the expensing of the fair market value of these grants over the vesting period of the grants. Prior to fiscal 2006, we accounted for stock option grants to our employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and reported in accordance with the disclosure-only alternative described in SFAS 123, "Accounting for Stock-Based Compensation."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our consolidated financial statements for the year ended December 31, 2007. The application of these policies requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on a combination of historical experience and reasonable judgment applied to other facts. Actual results may differ from these estimates, and such differences may be material to the financial statements. In addition, the use of different assumptions or judgments may result in different estimates. We believe our critical accounting policies that are subject to these estimates are: Revenue Recognition and Accounts Receivable Reserves, Inventory Valuation, and Valuation of Goodwill and Other Intangible Assets.

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

Valuation of Goodwill and Other Intangible Assets

Our acquisition of the CompactFlash Bluetooth card business, including a product line and technology license, from Nokia Corporation in March 2002 and our acquisition of 3rd Rail Engineering in October 2000 added goodwill and intangible assets to our balance sheet. We allocated the purchase price of each based on an analysis of the fair market value of the assets we acquired. Beginning with the first quarter of 2002, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," we ceased amortizing goodwill, and began to evaluate periodically whether the value of the goodwill was impaired, at which time any impaired balances would be written down. We currently perform an evaluation of goodwill on a quarterly basis. We also evaluate on a quarterly basis our intangible and other long lived assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. In addition, we also review the market capitalization of the Company in conjunction with our analysis of goodwill impairment. As of December 31, 2007, in our judgment, there is no impairment of goodwill or intangible assets. Future events could cause us to conclude that impairment indicators exist and that goodwill and intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Overview of Our Business

We are a producer of mobile systems serving the business market. Mobile systems solutions typically consist of a handheld computer, data collection and connectivity peripherals, and third-party vertical applications software. We have historically offered a wide range of data collection and connectivity peripheral products and embedded products for use with mobile computing devices offered by third-parties. Commencing in June 2007, we introduced a mobile handheld computer and began offering mobile systems for use with third-party vertical applications software. For a complete description of our products see "Products" in section Item 1. Business. We work with more than 100 software integration companies that are offering or developing vertical application software for use with handheld computers, including patient medication administration within the health care industry, retail merchandising, sales and field force automation, asset management and inventory control, and mobile point of sale applications. These mobile solutions are designed to improve the productivity of business enterprises by automating manual tasks, improving the quality of information collected, and enhancing mobile productivity.

The guiding principles that we follow in developing products for the mobile systems solutions market are standard form factors, low battery power consumption, ease of use, interoperability and quality. Our products are designed to address the growing need for mobile workforce connectivity by enabling the use of handheld computers to extend data communications capabilities beyond location-dependent wired networks or telephone lines, thereby enabling handheld computer users to enhance their productivity, exploit time sensitive opportunities and improve customer satisfaction. Overall, our products enable the integration of hardware, software and applications into complete mobile data collection and connectivity solutions.

The overall market for data collection and connectivity products is both complex and competitive. Our products compete with similar products that are manufactured by companies in Asia and Europe. However, our longtime focus on creating innovative data collection and connectivity solutions for the mobile workforce has resulted in good brand name recognition and reputation. We also believe that our brand name identifies our products as robust, dependable, small form factor, low power and easy to use, and the breadth of our product offerings, including the extensive features of our software, will continue to differentiate us relative to our competitors. The addition of a mobile handheld computer in 2007 enables us to better control the handheld computing environment for our peripheral products and allows us to offer one-stop shopping for the hardware portion of mobile business solutions.

We sell both Socket-branded and OEM products. We distribute our Socket-branded products through worldwide general distribution channels, and sell our OEM products directly to OEMs. We have a leveraged business model in both manufacturing and distribution that is designed to allow the benefits of revenue growth to benefit our operating results. Most of our major product components are manufactured to our specifications by third-party contract manufacturers, and we handle final product assembly, testing and distribution. This arrangement allows us to expand volume production without a corresponding need to invest in additional manufacturing equipment or manufacturing personnel, and increases in the volumes of products we have our suppliers manufacture tends to reduce the unit costs they charge us, as the costs of production startup are spread over more units. We distributed 76 percent of our products (all but our OEM products) during 2007 through worldwide general distribution channels. We have in place the infrastructure to manage our distribution channels and are capable of increasing the volume of business in these channels with our current resources. Sixty-five percent of our products were sold in the United States, and thirty five percent sold in Europe and Asia during 2007.

We price our products towards the customer who is looking for a dependable, robust product, not necessarily the most inexpensive, and we have typically achieved gross margins around 49 to 50 percent. We believe that of our products those that face the most competition are our connectivity products, which tend to have lower product margins than our data collection, OEM and serial products. As a result, our margins are affected by product sales mix. We will also provide customer discounts for volume orders; thus order size can affect our margins. Inventory charges such as reserves for excess and obsolete inventory are also charged to cost of sales and can impact our margins.

Overall revenues in 2007 declined by 3 percent from revenues in 2006. Fiscal 2007 was a year of change as we transitioned from being a peripherals supplier to a mobile system solutions supplier for the business mobility market. We outlined a new strategic direction at the beginning of 2007 around the introduction of our first mobile handheld computer, the SoMo 650, which was designed expressly for business applications. We began shipping initial units of our mobile handheld computer in June of 2007, followed by fully stocking our distribution channel in the latter half of the third quarter of 2007. Our mobile handheld computer has received favorable reviews in the marketplace and accounted for 6% of our total 2007 revenues. Our overall data collection revenues increased by 16% in 2007 compared to 2006, due in part to our efforts in developing our Vertical Industry Partners Program to encourage VARS, integrators and developers to develop business applications, which resulted in the increased availability and deployment of software applications by businesses. Offsetting the increased revenues related to these accomplishments in 2007, were overall declines in sales of our Bluetooth modules due to competitive factors that existed in the marketplace in the beginning of 2007, and continued declines in our legacy products including our Ethernet plug-in products, our wireless plug-in products, and our serial products, as these technologies are being built-in by manufacturers or replaced with newer technologies.

Total operating expenses in 2007 increased by one percent compared to total operating expenses in 2006. Our largest operating cost, over 50 percent of our operating costs in 2007, was the cost of our personnel. We adopted SFAS 123R beginning January 1, 2006 and began recognizing stock-based compensation expense, which added $ 1.0 million and $1.2 million of personnel expense in fiscal 2007 and 2006, respectively. Additional increases in personnel costs in 2007 were primarily due to the additions of key sales personnel, including the addition of our Senior Vice President of Sales & Marketing in the second quarter, as we staffed the sales team to promote and sell our line of mobile handheld computers, and additions of engineering personnel to staff in-house technical expertise for our development programs, which reduced our reliance on outside technical service providers. Most of our senior employees have a variable portion of their compensation based on achieving financial and operating goals and objectives. In 2007, our revenues were below our financial goals, which reduced the total variable personnel compensation we paid, partially offsetting other increases in personnel expenses. Total personnel costs, including the costs of personnel in operations that are charged to cost of sales, increased by 9 percent in 2007 over 2006. Advertising and promotional expense in 2007 declined to 5 percent of total operating expenses, compared to 9 percent in 2006.

Our balance sheet at December 31, 2007 included $5.0 million in cash, a current ratio (current assets divided by current liabilities) of 1.3 to 1.0, and no material long-term debt. Our cash balances at year-end included a net increase of $0.4 million in amounts drawn on our bank lines of credit and $0.4 million from the net balance outstanding on a term loan advanced in June of 2007. We used $1.1 million in cash from operations in 2007, including $0.3 million in cash provided from working capital changes, primarily from increases in deferred income and accrued payroll. We managed our inventory levels in 2007, holding overall increases at December 31, 2007 to less than $0.1 million from the preceding year-end. Additionally, warrants and options exercised in 2007 resulted in a source of cash of $0.1 million.

We have an experienced management team with five of our eight officers having served the Company for more than thirteen years. We believe we comply with the standards for good corporate governance. In the three years ended December 31, 2007, we were subject to the requirement of an audit of our internal controls over financial reporting for fiscal year 2005 only, for which we received an unqualified opinion on our internal controls. In 2007 and 2006 we were not subject to this requirement, but continue to perform internal control testing to monitor and assess the effectiveness of the Company's internal control over financial reporting, and we report our assessment in Item 9A(T). Controls and Procedures.

Revenues

Our revenues have been classified into four broad product families for the years ended December 31, 2007, 2006, and 2005, and are presented in the following table:

(revenues in thousands)	Years ended December 31,								Increase (Decrease) in years
	2007		2006*			2005*			2007 vs. 2006	2007 vs. 2006
Product family:	$'s	%'s		$'s	%'s		$'s	%'s
Mobile handheld computer products:	$1,342	6%	$	---	---%	$	---	---%	n/a	n/a
Mobile peripheral products:
Data collection	11,989	50%		10,371	42%		9,695	38%	16%	7%
Connectivity	2,470	10%		4,095	16%		5,430	22%	(40%)	(25%)
OEM embedded products	6,541	27%		7,983	32%		6,639	27%	(18%)	20%
Serial interface products	1,776	7%		2,532	10%		3,270	13%	(30%)	(23%)
Total	$24,118	100%		$24,981	100%		$25,034	100%	(3%)	---%

* For the 2006 and 2005 years presented above, revenues related to our Wireless LAN plug-in cards and Bluetooth plug-in cards, which historically had been included in our connectivity products category, have been reclassified within the OEM embedded products to be consistent with the classification of these revenues in 2007. See the discussion that follows on connectivity product revenues and OEM embedded product revenues for additional information.

Beginning in 2007 we added a mobile handheld computer to our product lines which is classified in the mobile handheld computer products category. Shipments of our first mobile handheld computer, the SoMo 650, to customers in our distribution channel began as planned in the second quarter of 2007. In the third quarter of 2007 we completed our objectives of ramping up production and fully stocking our distribution channel to enable widespread customer evaluation and qualification of the product to commence. Revenues related to our first mobile handheld computer represented approximately 6 percent our total revenues for fiscal 2007. The effect of stocking our distribution channel resulted in increases in deferred income on shipments to distributors at December 31, 2007, compared to a year ago.

Our data collection product revenues in 2007 increased by $1.6 million from data collection revenues in 2006. Record quarterly data collection revenues in the first half of 2007 were slowed in the second half of 2007 due in part to an announcement by a major handheld computer manufacturer of new handheld models for the consumer market. Such announcements typically slow customer deployments of our peripheral products because of the time needed by customers to evaluate or adopt new handheld models. Overall growth in 2007 in our data collections revenues compared to 2006 was due to both our efforts in developing programs such as our Vertical Industry Partners Program, and a recovery in the first half of 2007 from adverse market conditions that existed in 2006. We are dependent upon VARS, integrators and developers of third party software applications to supply vertical application software that uses the computers and peripheral products that we manufacture or support, and we have developed programs such as our Vertical Industry Partners Program to encourage VARS, integrators and developers of such applications to do so. Overall growth in data collection revenues for 2007 reflects in part the growth in availability and deployment of software applications by businesses. The primary contributor to growth in data collection product revenues in 2007 was our Cordless Hand Scanner product which had revenue increases of $0.8 million. Additional increases in data collection revenues in 2007 were $0.5 million from increased sales of our primary data collection product, our CompactFlash In-Hand Scan card, $0.3 million from increased sales of our Cordless Ring Scanner, and increased sales of our SDIO In-Hand Scan card, partially offset by declines in revenues of discontinued scanning products.

Data collection product revenues in 2006 increased by $0.7 million from data collection revenues in 2005. Revenue increases in 2006 of $0.8 million in sales of our Cordless Hand Scanner, and increases of $0.4 million in sales of our Cordless Ring Scanner which began shipping in the fourth quarter of 2005, were partially offset by declines in sales of our SDIO In-Hand Scan card, declines in our In-Hand Scan Imager card, and declines in our primary scanning product, the CompactFlash In-Hand Scan card. Data collection revenues in 2006 were slowed by the introduction of an operating system upgrade, Windows Mobile 5.0, announced in September 2005 by the major handheld manufacturers, which slowed customer deployments throughout 2006, as third-party applications were modified and tested with the operating system. Transition to lead-free products in the second quarter of 2006 to comply with the Reduction of Hazardous Substances (RoHS) rules implemented in Europe and around the world, limited the availability of units by the major handheld manufacturers until late in the second quarter of 2006. Third quarter of 2006 was adversely affected by a marked reduction in deployments by a key North American channel partner.

Our connectivity product revenues for the three years presented in the above table consist of Ethernet plug-in cards, Modems, and accessory products including our Mobile Power Pack. Beginning with the first quarter of 2007, sales of our Wireless LAN plug-in cards and Bluetooth plug-in cards, which have historically been included in our connectivity products category, are now included within the OEM embedded products family. This reclassification reflects that the majority of our Wireless LAN plug-in card and Bluetooth plug-in card revenues are being driven in 2007 by customers of our OEM embedded products family, whereas sales in 2006 and 2005 were driven by non-OEM customers. For comparative purposes in the table previously presented, revenues related to our Wireless LAN plug-in cards and Bluetooth plug-in cards, which were formerly classified within the connectivity products category in the years 2006 and 2005, have been reclassified within the OEM product revenue family for these years.

Connectivity revenue declines in 2007 of $0.8 million in sales of our Modem plug-in products, and $0.5 million in sales of our Ethernet plug-in products were due to reduced corporate deployments of these wired connection solutions. Additional declines in 2007 were from reduced sales of our accessory products including our Mobile Power Pack, and our Cordless GPS receiver with navigation kit which was discontinued in 2006. Revenue declines in 2006 were from declines of $0.4 million in reduced sales of our Modem plug-in cards and Ethernet plug-in cards, and declines of $0.8 million from reduced sales of our discontinued Cordless GPS receiver product. Revenues from our accessory products, including our Mobile Power Pack, were flat in 2006 compared to 2005. Connectivity revenues in 2006 were slowed by the introduction of an operating system upgrade, Windows Mobile 5.0, announced in September 2005 by the major handheld manufacturers, which slowed customer deployments in 2006 as third-party applications were modified and tested with the operating system. Transition to lead-free products in the second quarter of 2006 to comply with the Reduction of Hazardous Substances (RoHS) rules implemented in Europe and around the world, limited the availability of units by the major handheld manufacturers until late in the second quarter of 2006. Third quarter of 2006 was adversely affected by a marked reduction in handheld computer deployments by a key North American channel partner.

Our OEM embedded product revenues related to our Bluetooth modules declined by $0.4 million in 2007 from 2006. Overall decreases in Bluetooth module revenues were due to lower sales, reflecting overall increased competition our module customers experienced in the industrial ruggedized market segment in 2007 compared to 2006. Beginning in the fourth quarter of 2006, our customers in the industrial ruggedized market segment experienced pronounced increased competition due to aggressive price discounting by a major competitor, a trend which also adversely affected our Bluetooth module revenues in the first quarter 2007, but improved steadily in the following second, third, and fourth quarters of 2007. Revenue growth in 2006 of $1.9 million from sales of our Bluetooth modules was due to increased manufacturing volumes of industrial ruggedized handhelds by our customers during the first three quarters of 2006. In the fourth quarter of 2006 sales levels of our Bluetooth modules declined significantly due to increased competition our customers experienced in the industrial ruggedized market segment during the fourth quarter.

In 2007, all sales related to our Wireless LAN plug-in cards and Bluetooth plug-in cards, the majority of which have historically been included in our connectivity products family, are now included in the revenues of the OEM embedded products family. This reflects that the majority of our Wireless LAN plug-in card and Bluetooth plug-in card revenues in 2007 are being driven by customers within our OEM embedded products group, whereas sales of these products in 2006 and 2005 were driven by non-OEM customers. Revenues related to Wireless LAN plug-in cards and Bluetooth plug-in cards declined by $1.0 million in 2007 compared to total revenues of these products in 2006, primarily due to these wireless technologies being already built-in by handheld computer manufacturers. Total revenues related to Wireless LAN plug-in cards and Bluetooth plug-in cards in 2006 declined by $0.6 million. Revenues related to these products in 2006 were slowed by the introduction of an operating system upgrade, Windows Mobile 5.0, announced in September 2005 by the major handheld manufacturers, which slowed customer deployments in 2006 as third-party applications were modified and tested with the operating system. Transition to lead-free products in the second quarter of 2006 to comply with the Reduction of Hazardous Substances (RoHS) rules implemented in Europe and around the world, limited the availability of units by the major handheld manufacturers until late in the second quarter of 2006. Third quarter of 2006 was adversely affected by a marked reduction in handheld computer deployments by a key North American channel partner.

Our serial interface product revenues declined in 2007 by $0.8 million from revenues in 2006, and in 2006 by $0.7 million from 2005. Serial interface product revenue declines of $0.6 million in 2007 and $0.7 million in 2006 were due to reduced sales of our standard serial PC card products. Our standard peripheral connection cards are primarily sold to connect peripheral devices or other electronic equipment to notebook computers. Additional revenue declines in 2007 and 2006 were from lower sales of our CompactFlash card products compared to 2005. Additional further declines in 2006 were from lower sales of our cordless Bluetooth serial adapter compared to 2005. Overall serial product revenues have declined in the periods presented, continuing a trend reflecting the gradual replacement of serial technology with USB and other newer connection technologies.

Gross Margins

Gross margins for 2007 were 49 percent of revenues compared to gross margins of 49 percent in 2006, and 50 percent in 2005. Margins in 2007 reflect overall margin improvements in data collection products offset by lower initial margins on our new mobile handheld computer which began shipping late in the second quarter of 2007. Initial margins on our mobile handheld computer product are below our average product margins. Margin reductions in 2006 were due to a product mix reflecting growth in products with lower than average margins and reductions in products with higher than average margins. Additional impacts on margins in 2006 are related to higher accruals for inventory reserves compared to 2005, reflecting estimates for excess non-RoHS compliant inventories. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Our average target gross margin historically has been 50 percent, and we expect shipments of our mobile handheld computer in the coming quarters to reduce our overall gross margin percentage by up to a few percentage points from historical margins depending on volumes shipped.

Research and Development Expense

Research and development expense in 2007 was $5.0 million, a decrease of 3 percent from research and development expense in 2006 of $5.1 million. Research and development expense in 2006 increased by 46 percent from research and development expense in 2005 of $3.5 million. Reductions in 2007 totaling $0.4 million were from reduced equipment costs and consulting and professional fees, and were partially offset by increases in personnel costs as we staffed in-house expertise for technical skills formally sourced to outside consulting and professional service providers. Increases in 2006 of $0.6 million were from higher personnel costs of which approximately half was related to the recognition of stock-based compensation expense resulting from the adoption and implementation of SFAS 123R beginning January 1, 2006. Additional increases in 2006 were from increased equipment costs, outside services, and consulting and professional fees reflecting increased development activities, of which $0.3 million was attributable to the initial costs of the development of our mobile handheld computer, for which we incurred comparable costs in 2007, primarily in the first quarter, from the conclusion of the development of this new product.

Sales and Marketing Expense

Sales and marketing expense in 2007 was $7.4 million, an increase of 3 percent compared to sales and marketing expense in 2006 of $7.1 million. Sales and marketing expense in 2006 increased by 8 percent compared to sales and marketing expense in 2005 of $6.6 million. Increases in personnel costs of $0.5 million in 2007 were due to the additions of key personnel beginning in the second quarter of 2007, including our Senior Vice President of Sales & Marketing, as we staffed the sales team to promote and sell our new mobile handheld computer which began shipping late in the second quarter of 2007. Additional increases were from increased travel related to the additions of staff members to the sales team. Partially offsetting these increases were reductions of $0.5 million from lower levels of advertising and promotional expenses. In 2006, increases in personnel costs of $0.5 million were primarily from stock-based compensation expense resulting from the adoption and implementation of SFAS 123R beginning January 1, 2006. Slight increases in equipment costs and consulting and professional fees, were partially offset by reductions in outside services and advertising and promotion.

General and Administrative Expense

General and administrative expense in 2007 was $2.7 million, an increase of 2 percent compared to general and administrative expense in 2006. General and administrative expense in 2006 increased by 6 percent compared to general and administrative expense in 2005 of $2.5 million. Increases in 2007 were primarily from higher equipment expense as we began to depreciate the costs of capitalized leasehold improvements and furniture and fixtures related to our new corporate headquarters as of January 2007, and higher overall occupancy related costs compared to the prior year. Increases in personnel costs in 2006 of $0.4 million were primarily from stock-based compensation expense recognized in 2006 resulting from the adoption and implementation of SFAS 123R beginning January 1, 2006. Partially offsetting these increases were reduced professional fees in 2006 related to Sarbanes-Oxley compliance requirements incurred in 2005, and reduced business insurance costs compared to 2005.

Amortization of Intangibles

In July 2004 we acquired a patent which covers the design and functioning of plug-in bar code scanners, bar code imagers, and radio frequency identification products. The patent was purchased for $600,000 and has been capitalized as an intangible asset. The patent is being amortized on a straight line basis over a ten-year period. Intangible assets of $571,000 remaining from a prior acquisition in 2000 consist of developed software and technology with estimated lives at the time of acquisition of 8.5 years. At December 31, 2004, a licensing agreement with a book value of $38,000 was reclassified as an intangible asset and was amortized over its remaining life of three years ending in December 2007. During the first quarter of 2002, we acquired intangible assets in conjunction with the acquisition of Nokia's CompactFlash Bluetooth Card business and related product line technology valued at $980,000. Estimated useful lives of these acquired assets at the time of acquisition ranged from one to three years. All components of the acquired Nokia intangibles were fully amortized by the end of the first quarter in fiscal 2005. Total amortization charges in 2007 for all acquired intangibles were $135,000, compared to $140,000 in 2006, and $203,000 in 2005. The lower annual amortization charges are due to components of intangible property becoming fully amortized.

Interest Income and Other, and Interest Expense

Interest income reflects interest earned on cash balances. Interest income was $114,000 in 2007, $175,000 in 2006, and $92,000 in 2005. Lower interest income in 2007 compared to 2006 reflects lower average cash balances in 2007 partially offset by higher rates of return. Lower levels of cash in 2007 compared to 2006 are primarily the result of an increased use of cash in financing greater quarterly operating losses in 2007 compared to 2006. Higher levels of interest income in 2006 compared to 2005 reflect higher average levels of cash on hand in 2006 combined with higher rates of return. Higher levels of cash on hand in 2006 compared to 2005 were primarily from the exercise of Series E and Series F warrants totaling $0.6 million.

Interest expense was $34,000 in 2007, $8,000 in 2006, and $5,000 in 2005. Interest expense is related to interest on equipment lease financing obligations, and interest on amounts drawn on our bank lines of credit and term loan. We used our bank lines of credit only at the end of each quarter in each of the years presented. The term loan was advanced at the end of the second quarter of 2007 and is being repaid in 36 monthly installments which began in July of 2007. Higher interest expense in 2007 as compared to 2006 was due to interest on our term loan and higher interest rates on our lines of credit in 2007 compared to 2006. Higher interest expense in 2006 as compared to 2005 was due to higher interest rates on our lines of credit in 2006 compared to 2005.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. There were no adjustments to the financial statements as a result of the adoption of FIN 48. See Note 11 - Income Taxes, for additional information.

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

Preferred stock dividends of $11,000 in 2006, and $48,000 in 2005, reflect dividends accrued at the rate of 8% per annum on Series F Preferred Stock issued in March 2003. Series F dividends were payable quarterly in cash or in common stock, at the option of the Company. Dividends in 2006 reflect dividends up through the date of mandatory conversion of Series F Preferred Stock in the first quarter 2006, and were paid prior to the end of the first quarter. On March 21, 2006 the outstanding shares of Series F Preferred Stock automatically converted into common stock resulting in the issuance of 823,300 shares of common stock. Dividends in 2005 for Series F Preferred Stock were paid in cash subsequent to the end of each of the quarters.

Quarterly Results of Operations

The following table sets forth summary quarterly statements of operations data for each of the quarters in 2006 and 2007. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in our opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
(amounts in thousands, except per share amounts)	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2006	2006	2006	2006	2007	2007	2007	2007
Summary Quarterly Data:
Revenue	$6,759	$6,855	$5,974	$5,393	$5,548	$6,300	$5,424	$6,846
Cost of revenue	3,385	3,454	3,151	2,800	2,763	3,216	2,808	3,457
Gross profit	3,374	3,401	2,823	2,593	2,785	3,084	2,616	3,389
Operating expenses:
Research and development	1,137	1,379	1,239	1,383	1,427	1,162	1,123	1,293
Sales and marketing	1,762	1,841	1.839	1,703	1,759	1,970	1,799	1,852
General and administrative	842	641	594	620	857	682	566	637
Amortization of intangibles	36	36	35	33	34	34	34	33
Total operating expenses	3,777	3,897	3,707	3.739	4,077	3,848	3,522	3,815
Interest income (expense), net	34	48	46	39	34	27	16	3
Deferred tax expense	---	---	---	(150)	8	8	8	8
Net loss	(369)	(448)	(838)	(1,257)	(1,266)	(745)	(898)	(431)
Preferred stock dividends	(11)	---	---	---	---	---	---	---
Net loss applicable to common stockholders	$(380)	$(448)	$(838)	$(1,257)	$(1,266)	$(745)	$(898)	$(431)
Basic and diluted net loss per share applicable to common stockholders	$(0.01)	$(0.01)	$(0.03)	$(0.04)	$(0.04)	$(0.02)	$(0.03)	$(0.01)

We have experienced significant quarterly fluctuations in operating results, and we anticipate such fluctuations to continue in the future. We generally ship orders as received and therefore quarterly revenue and operating results depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, we have recognized a substantial portion of our revenue in the last month of the quarter. Operating results may also fluctuate due to factors such as the demand for our products, the size and timing of customer orders, the introduction of new products and product enhancements by us or our competitors, product mix, timing of software enhancements, changes in the level of operating expenses, and competitive conditions in the industry. Because our staffing and other operating expenses are based on anticipated revenue, a substantial portion of which is not typically generated until the end of each quarter, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter.

Liquidity and Capital Resources

We were unprofitable in each of the quarters of fiscal 2007 and 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. We may continue to be unprofitable in the foreseeable future. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $51 million in equity capital to fund our operations.

Cash used in operating activities was $1.1 million in 2007 compared to $0.4 million used in operating activities in 2006, and cash provided by operating activities of $2.2 million in 2005. Cash used in 2007 from our net loss adjusted for non-cash items was $1.4 million, compared to cash used in 2006 of $0.8 million from our net loss adjusted for non-cash items, and cash provided of $0.5 million in 2005 from our net loss adjusted for non-cash items. Adjustments for non-cash items consisting of depreciation and amortization, amortization of intangibles, gains and losses on foreign currency transactions, changes in deferred rent, deferred tax expense, and stock-based compensation expense, totaled $1.9 million in 2007, compared to $2.1 million in 2006, and $0.7 million in 2005. Reductions in non-cash items in 2007 were primarily from lower stock compensation expense compared to 2006. Increases in non-cash items in 2006 compared to 2005 were primarily from stock-based compensation expense due to the adoption of FAS 123R on January 1, 2006. Changes in working capital balances resulted in a source of cash of $0.3 million in 2007, $0.4 million in 2006, and $1.7 million in 2005. Changes in working capital balances in 2007 were primarily from increases in deferred income on shipments to distributors due to increased levels of inventory in our channel primarily from distributors stocking our new mobile handheld computer which we began shipping in June 2007, and increases in accrued payroll, partially offset by increases in inventory and prepaid royalties related to our new mobile handheld computer. Changes in working capital balances in 2006 were primarily from increases in deferred income on shipments to distributors due to increased inventory levels in our distribution channel, and reductions in accounts receivables due to lower shipments in the fourth quarter, partially offset by decreases accounts payables and increases in inventory and other assets. Changes in working capital balances in 2005 were primarily from decreases in receivables due to early collections from key distributors, and reductions in levels of inventory, partially offset by increases in prepaid assets and decreases in payables.

Cash used in investing activities was $1.0 million in 2007, $0.8 million in 2006, and $0.6 million in 2005. Increased investing activities in 2007 reflects the costs of leasehold improvements related to our new corporate headquarters incurred primarily in the first quarter of 2007. Remaining investing activities in each of the periods presented reflects the costs of new computer hardware and software, and tooling costs.

Cash provided by financing activities was $ 0.9 million in 2007 compared to $0.5 million in 2006, and cash used in financing activities of $0.6 million in 2005. Financing activities in 2007 consisted primarily of a net increase of $0.4 million in the amounts drawn on our bank lines of credit, $0.4 million from a term loan advance in June of 2007 net of repayments, and proceeds from the exercise of stock options. At the end of 2007 we drew $2.6 million in cash against our bank credit line, which we repaid in January 2008. Financing activities in 2006 consisted primarily of proceeds totaling $0.6 million from the exercise of warrants and stock options, partially offset by a net decrease in the amounts drawn on our bank lines of credit, and the final dividend payments on Series F Preferred Stock. At the end of 2006 we drew $2.2 million in cash against our bank credit line, which we repaid in January 2007. Financing activities in 2005 consist primarily of a net decrease of $0.6 million in the amounts drawn on our bank lines of credit. Payments of cash dividends and payments on capital leases totaling $0.1 million were offset by proceeds from the exercise of stock options. At the end of 2005 we drew $2.3 million in cash against our bank credit line, which we repaid in January 2006.

Our cash balances at December 31, 2007 were $5.0 million, including cash of $2.6 million drawn against our bank line of credit and a net balance of $0.4 million from a term loan advance which is being repaid monthly over three years beginning in July of 2007. We concluded the development and related expense for our first mobile handheld computer primarily in the first quarter of 2007 and began shipping initial units to our customers in June 2007, followed by volume shipments to stock our distribution channel in mid September. In May of 2007, we extended our bank line of credit agreement which will now expire on March 3, 2009. We have warrants outstanding from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. We believe our existing cash, plus our ability to reduce costs, and our bank line and term loan will be sufficient to meet our funding requirements at least through December 31, 2008. If we can return to profitability and revenue growth, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increasing expenses, including more employees to support our growth and increases in salaries, benefits, and related support costs for employees. If we cannot return to profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations. Should the need arise, we cannot assure you that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Although we do not anticipate the need to raise additional capital at this time to fund our operations, we may raise additional capital if market conditions are appropriate.

Our contractual obligations at December 31, 2007 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Capital leases	$63,800	$37,100	$25,600	$1,100	$	---
Operating leases	1,700,800	357,500	751,000	592,300		---
Term loan, principle and interest	427,000	160,400	266,600	---		---
Unconditional purchase obligations with contract manufacturers	4,093,500	3,985,500	108,000	---		---
Total contractual cash obligations	$6,285,100	$4,540,500	$1,151,200	$593,400	$	---

Off-Balance Sheet Arrangements

As of December 31, 2007, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. There were no adjustments to the financial statements as a result of the adoption of FIN 48. See Note 11 - Income Taxes, for additional information.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years and interim periods beginning after November 15, 2007. The Company is currently evaluating whether the provisions of SFAS No. 157 will result in a change to its fair value measurements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 is effective for the Company beginning in the first quarter of fiscal 2008. The Company has not yet determined the impact, if any, of SFAS 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, of the adoption of SFAS 160 on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended December 31, 2007, a decline of 1% in interest rates would reduce our quarterly interest income by approximately $5,900.

Our bank credit line facilities of up to $4.0 million have variable interest rates based upon the lender's index rate plus 0.5% for both the domestic line (up to $2.5 million) and the international line (up to $1.5 million). Accordingly, interest rate increases would increase our interest expense on outstanding credit line balances. We utilized our credit line facility only at the end of each quarter in 2007 and 2006, and therefore did not subject ourselves to interest rate exposure. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $10,000 for each $1 million of borrowings, if outstanding for the entire year, against our bank credit facility or a maximum of $40,000 if we utilized our entire credit line.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros, we pay the expenses of our European employees in Euros and British pounds, and we may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and subsidiary expenses at the beginning, during and at the end of the quarter ended December 31, 2007, an adverse change of 10% in exchange rates would result in a decrease in our net income for the fourth quarter of approximately $80,100, if left unprotected. For the fourth quarter of 2007 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net loss of $5,700. We will continue to monitor, assess, and mitigate through hedging activities, the risk associated with these exposures.

Item 8. Financial Statements and Supplementary Data

The supplementary information required by this item is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

REPORT OF MOSS ADAMS LLP
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Socket Communications, Inc.

We have audited the accompanying consolidated balance sheets of Socket Communications, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, preferred stock and stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2007. Socket Communications, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Socket Communications, Inc. as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, on January 1, 2006 the Company adopted a new principle of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment.

/s/ Moss Adams LLP

San Francisco, California
March 6, 2008

SOCKET COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,963,359	$6,104,277
Accounts receivable, net of allowance for doubtful accounts of $118,651 at December 31, 2007 and 2006	2,614,872	2,699,218
Inventories	2,438,033	2,350,284
Prepaid expenses and other current assets	282,867	193,196
Total current assets	10,299,131	11,346,975

Property and equipment:
Machinery and office equipment	2,391,991	1,790,053
Computer equipment	1,125,875	1,021,720
	3,517,866	2,811,773
Accumulated depreciation	(2,373,409)	(2,069,596)
Property and equipment, net	1,144,457	742,177

Intangible assets, net	473,934	608,491
Goodwill	9,797,946	9,797,946
Other assets	258,445	291,778
Total assets	$21,973,912	$22,787,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,352,287	$2,368,388
Accrued expenses	76,881	72,016
Accrued payroll and related expenses	852,185	751,007
Bank line of credit	2,622,009	2,213,261
Deferred income on shipments to distributors	1,744,560	1,472,781
Term loan - short term portion	160,439	---
Current portion of capital leases and deferred rent	42,964	8,372
Total current liabilities	7,851,325	6,885,825

Long term portion of capital leases and deferred rent	139,743	---
Term loan - long term portion	266,543	---
Deferred income taxes	182,322	150,379
Total liabilities	8,439,933	7,036,204

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value: Authorized shares—100,000,000, Issued and outstanding shares—31,989,617 at December 31, 2007 and 31,851,285 at December 31, 2006	31,990	31,851
Additional paid-in capital	53,654,483	52,531,493
Accumulated deficit	(40,152,494)	(36,812,181)
Total stockholders’ equity	13,533,979	15,751,163
Total liabilities and stockholders’ equity	$21,973,912	$22,787,367

See accompanying notes.

SOCKET COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2007	2006	2005
Revenues	$24,118,032	$24,981,455	$25,034,108
Cost of revenues	12,244,873	12,790,062	12,445,082
Gross profit	11,873,159	12,191,393	12,589,026

Operating expenses:
Research and development	5,004,681	5,136,507	3,510,359
Sales and marketing	7,380,326	7,144,866	6,590,227
General and administrative	2,741,644	2,698,051	2,538,981
Amortization of intangible assets	134,557	140,446	203,042
Total operating expenses	15,261,208	15,119,870	12,842,609

Operating loss	(3,388,049)	(2,928,477)	(253,583)

Interest income and other	113,836	174,573	91,862
Interest expense	(34,157)	(7,813)	(4,954)

Net loss before deferred taxes	(3,308,370)	(2,761,717)	(166,675)
Deferred tax expense	(31,943)	(150,379)	---
Net loss	(3,340,313)	(2,912,096)	(166,675)
Preferred stock dividends	---	(10,653)	(48,490)
Net loss applicable to common stockholders	$(3,340,313)	$(2,922,749)	$(215,165)

Net loss per share applicable to common stockholders
Basic	$(0.10)	$(0.09)	$(0.01)
Diluted	$(0.10)	$(0.09)	$(0.01)

Weighted average shares outstanding:
Basic	31,929,432	31,447,266	30,181,266
Diluted	31,929,432	31,447,266	30,181,266

See accompanying notes.

SOCKET COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

	Series F
	Convertible					Additional		Total
	Preferred Stock			Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount		Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2004	83,823		$84	30,141,444	$30,141	$50,596,136	$(33,674,267)	$16,952,094
Exercise of stock options	---		---	67,335	68	56,564	---	56,632
Charge for compensatory stock options	---		---	---	---	20,800	---	20,800
Conversion of Series F convertible preferred stock to common stock	(1,493)		(2)	14,930	15	(13)	---	---
Dividends paid in cash on Series F convertible preferred stock	---		---	---	---	---	(48,490)	(48,490)
Net loss	---		---	---	---	---	(166,675)	(166,675)
Balance at December 31, 2005	82,330		82	30,223,709	30,224	50,673,487	(33,889,432)	16,814,361
Exercise of warrants	---		---	727,961	728	583,374	---	584,102
Exercise of stock options	---		---	76,315	76	60,625	---	60,701
Conversion of Series F convertible preferred stock to common stock	(82,330)		(82)	823,300	823	(741)	---	---
Dividends paid in cash on Series F convertible preferred stock	---		---	---	---	---	(10,653)	(10,653)
Stock-based compensation	---		---	---	---	1,214,748	---	1,214,748
Net loss	---		---	---	---	---	(2,912,096)	(2,912,096)
Balance at December 31, 2006	---		---	31,851,285	31,851	52,531,493	(36,812,181)	15,751,163
Exercise of warrants	---		---	1,193	1	---	---	1
Exercise of stock options	---		---	137,139	138	99,856	---	99,994
Stock-based compensation	---		---	---	---	1,023,134	---	1,023,134
Net loss	---		---	---	---	---	(3,340,313)	(3,340,313)
Balance at December 31, 2007	---	$	---	31,989,617	$31,990	$53,654,483	$(40,152,494)	$13,533,979

See accompanying notes.

SOCKET COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007		2006		2005
Operating activities
Net loss		$(3,340,313)		$(2,912,096)	$(166,675)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation		1,023,134		1,214,748	20,800
Depreciation		604,032		725,945	435,218
Amortization		12,450		9,333	4,510
Amortization of intangible technology		134,557		140,446	203,042
Net foreign currency transaction (gains) losses		(4,751)		(66,103)	47,896
Deferred tax expense		31,943		150,379	---
Change in deferred rent		118,871		(33,024)	(33,021)

Changes in operating assets and liabilities:
Accounts receivable		69,181		321,092	1,092,642
Inventories		(87,749)		(154,890)	745,817
Prepaid expenses and other current assets		(89,671)		122,091	(155,540)
Other assets		33,334		(128,024)	(35,121)
Accounts payable		(19,506)		(181,720)	(105,496)
Accrued expenses		4,865		12,700	21,500
Accrued payroll and related expenses		101,178		21,239	49,267
Deferred income on shipments to distributors		271,779		358,331	58,273
Net cash provided by (used in) operating activities		(1,136,666)		(399,553)	2,183,112

Investing activities
Purchase of equipment and tooling		(951,583)		(849,613)	(588,572)
Net cash used in investing activities		(951,583)		(849,613)	(588,572)

Financing activities
Payments on capital leases and equipment financing notes		(11,715)		(9,615)	(9,172)
Gross proceeds from borrowings under bank line of credit agreement		9,398,897		9,406,189	10,071,907
Gross repayments of borrowings under bank line of credit agreement		(8,990,149)		(9,501,699)	(10,712,408)
Proceeds from bank term loan		500,000		---	---
Repayments of bank term loan		(73,018)		---	---
Proceeds from stock options exercised		99.995		60,701	56,632
Proceeds from warrants exercised		---		584,102	---
Dividends paid on Series F convertible preferred stock		---		(22,682)	(48,661)
Net cash provided by financing activities		924,010		516,996	(641,702)

Effect of exchange rate changes on cash and cash equivalents		23,321		3,254	(51,397)
Net increase (decrease) in cash and cash equivalents		(1,140,918)		(728,916)	901,441
Cash and cash equivalents at beginning of year		6,104,277		6,833,193	5,931,752
Cash and cash equivalents at end of year		$4,963,359		$6,104,277	$6,833,193

Supplemental cash flow information
Cash paid for interest		$34,157		$7,813	$4,954
Accrued dividends on preferred stock	$	---	$	---	$12,029

See accompanying notes.

SOCKET COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

Organization and Business
Socket Communications, Inc. ("Socket" or the "Company"), dba Socket Mobile, Inc., produces mobile systems serving the business market. Mobile systems solutions typically consist of a handheld computer, data collection and connectivity peripherals, and third-party vertical applications software. The Company has historically offered a wide range of data collection and connectivity peripheral products and embedded products for use with mobile computing devices offered by third-parties. Commencing in June 2007, the Company introduced a mobile handheld computer and began offering mobile systems for use with third-party vertical applications software. For a complete description of the Company's products see "Products" in section Item 1. Business. The Company works with more than 100 software integration companies that are offering or developing vertical application software for use with handheld computers, including patient medication administration within the health care industry, retail merchandising, sales and field force automation, asset management and inventory control, and mobile point of sale applications. The Company's products integrate hardware, software and services into complete mobile connectivity solutions. These mobile solutions are designed to improve the productivity of business enterprises by automating manual tasks, improving the quality of information collected, and enhancing mobile productivity. Most of the Company's products, except its OEM embedded products, are sold through distributors and resellers that serve business customers. The Company's OEM embedded products are sold directly to the manufacturers of devices in which the Company's products are embedded. The geographic regions served by the Company include the Americas, Europe, the Middle East, Africa and Asia Pacific. The Company is incorporated in the state of Delaware.

Principles of Consolidation
The consolidated financial statements include all of the accounts of the Company and those of its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated. The expenses associated with the operations of our foreign offices were $3,055, $380,173, and $866,095, in 2007, 2006, and 2005, respectively. In 2007 the Company ceased the operations of its subsidiary.

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

Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. As of December 31, 2007 and 2006, all of the Company's cash and cash equivalents consisted of amounts held in demand and money market deposits in banks.

SOCKET COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Accounts Receivable Allowances
The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers. Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible. The following describes activity in the allowance for doubtful accounts for the years ended December 31, 2007, 2006, and 2005:

	Balance at	Charged to				Balance at
	Beginning of	Costs and		Amounts		End of
Year	Year	Expenses		Written Off		Year

2007	$118,651	$	---	$	---	$118,651
2006	$118,651	$	---	$	---	$118,651
2005	$127,300	$	---		$8,649	$118,651

Inventories
Inventories consist principally of raw materials and sub-assemblies stated at the lower of standard cost, which approximates actual costs (first-in, first-out method), or market. Market is defined as replacement cost, but not in excess of estimated net realizable value or less than estimated net realizable value less a normal margin. At the end of each reporting period, the Company compares its inventory on hand to its forecasted requirements for the next nine month period and the Company writes-off the cost of any inventory that is surplus, less any amounts that the Company believes it can recover from the disposal of goods that it specifically believes will be saleable past a nine month horizon. The Company's sales forecasts are based upon historical trends, communications from customers, and marketing data regarding market trends and dynamics. Changes in the amounts recorded for surplus or obsolete inventory are included in cost of revenue. Inventory at December 31, 2007 and 2006, is reported net of reserves of $777, 878 and $653,815, respectively. Inventory components at year-end are shown in the following table:

	December 31,
	2007	2006
Raw materials and sub-assemblies	$2,012,745	$2,044,643
Finished goods	425,288	305,641
	$2,438,033	$2,350,284

SOCKET COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method, over the estimated useful lives of the assets ranging from one to five years. Assets under capital leases are amortized in a manner consistent with the Company's normal depreciation policy for owned assets, or the remaining lease term if applicable.

Goodwill and Other Intangible Assets Review
Goodwill and intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). The Company assesses the impairment of long-lived assets, including goodwill and intangibles on a quarterly basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that the Company considers important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel.

Goodwill represents the excess of cost over the estimated fair value of net assets acquired from the acquisitions of Nokia's CompactFlash Bluetooth Card business in 2002 and 3rd Rail Engineering in 2000, which in accordance with FAS 142, is no longer being amortized. Also in accordance with FAS 142, the Company tests goodwill for impairment at the reporting unit level on a quarterly basis. The Company has determined it is appropriate to report as a single unit. SFAS No. 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second test is not performed. The second step of the impairment test is performed when required and compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Based on the goodwill test for impairment performed during the quarter ended December 31, 2007, management determined that there is no impairment of goodwill.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company invests its cash in demand and money market deposit accounts in banks. The Company limits the credit exposure to any one financial institution or instrument and is exposed to credit risk in the event of default by these institutions, to the extent of the amounts recorded on the balance sheet. To date, the Company has not experienced losses on these investments. The Company's trade accounts receivables are primarily with distributors and OEMs. The Company performs ongoing credit evaluations of its customers' financial conditions but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management's expectations.

SOCKET COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Revenue Recognition and Deferred Income
Revenue on sales to customers other than distributors is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed and determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Estimated product returns are provided for in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists." Revenue on sales to distributors where a right of return exists is recognized upon "sell-through," when products are shipped from the distributor to the distributor's customer. Revenue related to those products in our distribution channel at the end of each reporting period which has not sold-through is deferred. The amount of deferred revenue net of related cost of revenue is classified as deferred income on shipments to distributors on our balance sheet.

The Company also earns revenue from services performed in connection with consulting arrangements. For those contracts that include contract milestones or acceptance criteria the Company recognizes revenue as such milestones are achieved or as such acceptance occurs. In some instances the acceptance criteria in the contract requires acceptance after all services are complete and all other elements have been delivered. Revenue recognition is deferred until those requirements are met.

At December 31, 2007 and 2006, deferred revenues totaling $3,206,770, and $2,582,538, respectively, net of related costs of those revenues of $1,462,210, and $1,109,757, respectively, are classified as deferred income on shipments to distributors.

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

Advertising Costs
Advertising costs are charged to sales and marketing as incurred. The Company incurred $388,629, $724,553, and $825,238, in advertising costs during 2007, 2006, and 2005, respectively.

SOCKET COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized.

The Company adopted the provisions of Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007, the first day of fiscal 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no adjustments to the financial statements as a result of the adoption of FIN 48. See Note 11 - Income Taxes, for additional information.

Shipping and handling costs
Shipping and handling costs are included in the cost of sales in the statement of operations.

Net Loss Per Share
The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share. The following table sets forth the computation of basic net loss per share:

	Years Ended December 31,
	2007	2006	2005
Numerator:
Net loss	$(3,340,313)	$(2,912,096)	$(166,675)
Preferred stock dividends and accretion	---	(10,653)	(48,490)
Net loss applicable to common stockholders	$(3,340,313)	$(2,922,749)	$(215,165)

Denominator:
Weighted average common shares outstanding used in computing net loss per share:
Basic	31,929,432	31,447,266	30,181,266
Diluted	31,929,432	31,447,266	30,181,266

Net loss per share applicable to common stockholders:
Basic	$(0.10)	$(0.09)	$(0.01)
Diluted	$(0.10)	$(0.09)	$(0.01)

SOCKET COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the 2007, 2006, and 2005 periods presented, the diluted net loss per share is equivalent to the basic net loss per share because the Company experienced losses in these years and thus no potential common shares underlying stock options, warrants, or convertible preferred stock have been included in the net loss per share calculation. Options and warrants to purchase 10,914,051, 9,828,275, and 9,979,793 shares of Common Stock in 2007, 2006, and 2005, respectively, have been omitted from the loss per share calculation as their effect is anti-dilutive.

Stock-Based Compensation
On January 1, 2006, the Company adopted SFAS 123R for fiscal years ended December 31, 2006 and onward. SFAS 123R requires all share-based awards to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date. Under SFAS 123R, the Company uses a binomial lattice valuation model to estimate the fair value of stock option grants made on or after January 1, 2006. The binomial lattice model incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these factors affect the estimate of the fair value of the Company's stock option grants. The fair value of stock option grants outstanding as of the effective date is estimated using the Black-Scholes option pricing model used under SFAS 123. The Company adopted the modified prospective recognition method and implemented the provisions of SFAS 123R beginning with the first quarter of 2006.

At December 31, 2007, options issued to employees for 9,995,241 shares were outstanding, of which 7,413,270 were exercisable. At December 31, 2006, options issued to employees for 8,838,563 shares were outstanding, of which 6,789,249 were exercisable. The weighted average fair value of the individual options issued and outstanding during the years ended December 31, 2007 and 2006, were estimated at $1.54 and $1.69 per share, respectively. The fair values were determined using a binomial lattice valuation model for options granted during fiscal 2007 and 2006, and a Black-Scholes valuation model for options granted prior to January 1, 2006. Weighted average assumptions for options issued and outstanding during the years ended December 31, 2007 and 2006 are shown below:

	Years Ended December 31.
	2007	2006
Risk-free interest rate (%)	3.83%	3.51%
Dividend yield	---	---
Volatility factor	1.0	1.2
Expected option life (years)	4.7	4.8

Total stock-based compensation expense recognized in our consolidated statement of operations for the years ended December 31, 2007 and 2006 are as follows:

	Years Ended December 31,
Income Statement Classification	2007	2006
Cost of revenue	$76,671	$101,705
Research and development	272,157	310,902
Sales and marketing	352,959	456,284
General and administrative	321,347	345,857
Total	$1,023,134	$1,214,748

SOCKET COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's per share results would have changed to the pro forma net loss amounts indicated below:

Year Ended December 31, 2005
Net loss applicable to common shareholders, as reported	$(215,165)
Stock-based employee compensation expense determined under fair value based method	(2,317,132)
Pro forma net loss applicable to common shareholders	$(2,532,297)

Basic net loss per share, as reported	$(0.01)
Diluted net loss per share, as reported	$(0.01)
Pro forma basic and diluted net loss per share	$(0.08)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2005:

Year Ended December 31, 2005
Risk-free interest rate (%)	4.02%
Dividend yield	---
Volatility factor	1.2
Expected option life (years)	4.6

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

SOCKET COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Standards
In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. There were no adjustments to the financial statements as a result of the adoption of FIN 48. See Note 11 - Income Taxes, for additional information.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years and interim periods beginning after November 15, 2007. The Company is currently evaluating whether the provisions of SFAS No. 157 will result in a change to its fair value measurements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 is effective for the Company beginning in the first quarter of fiscal 2008. The Company has not yet determined the impact, if any, of SFAS 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, of the adoption of SFAS 160 on our consolidated financial statements.

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

SOCKET COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenues for the geographic areas for the years ended December 31, 2007, 2006, and 2005 are as follows:

	Years Ended December 31,
Revenues: (in thousands)	2007	2006	2005
United States	$15,634	$17,073	$16,206
Europe	6,610	5,824	6,142
Asia and rest of world	1,874	2,084	2,686
	$24,118	$24,981	$25,034

Export revenues are attributable to countries based on the location of the customers.

Information regarding product families for the years ended December 31, 2007, 2006, and 2005 is as follows:

	Years Ended December 31,
Revenues: (in thousands)	2007	2006*	2005*
Data collection products	$11,989	$10,371	$9,695
Connectivity products	2,470	4,095	5,430
Embedded products and services	6,541	7,983	6,639
Serial products	1,776	2,532	3,270
Professional mobile computer	1,342	---	---
	$24,118	$24,981	$25,034

* For the 2006 and 2005 years presented above, revenues related to our Wireless LAN plug-in cards and Bluetooth plug-in cards, which historically had been included in our connectivity products category, have been reclassified within the OEM embedded products to be consistent with the classification of these revenues in 2007. For additional information on connectivity product revenues and OEM embedded product revenues, see the discussion in the Revenues section within Item 7.

Major Customers
Customers who accounted for at least 10% of total revenues in fiscal 2007, 2006, and 2005 were as follows:

	Years Ended December 31,
	2007	2006	2005
Tech Data Corp.	23%	26%	28%
Ingram Micro, Inc.	13%	14%	14%

NOTE 2 - Intangible Technology

Intangible assets consist of a patent purchased in 2004 for $600,000 covering the design and functioning of plug-in bar code scanners, bar code imagers, and radio frequency identification products, which is being amortized on a straight line basis over its estimated life of ten years; intangible assets of $570,750 remaining from a prior acquisition in 2000 consisting of developed software and technology with estimated lives at the time of acquisition of 8.5 years; and a licensing agreement with a book value of $37,733, which was reclassified as an intangible asset at December 31, 2004 and was amortized over its remaining life of three years ending in December of 2007.

SOCKET COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of all intangible assets for the years ended December 31, 2007, 2006, and 2005, was $134,557, $140,446, and $203,042, respectively. Intangible assets as of December 31, 2007 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$210,000	$390,000
Project management tools	570,750	486,816	83,934
Licensing agreement	37,733	37,733	---
Total intangible assets	$1,208,483	$734,549	$473,934

Intangible assets as of December 31, 2006 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$150,000	$450,000
Project management tools	570,750	419,669	151,081
Licensing agreement	37,733	30,323	7,410
Total intangible assets	$1,208,483	$599,992	$608,491

Based on identified intangible assets recorded at December 31, 2007 and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2008	$127,147
2009	76,787
2010	60,000
2011	60,000
2012 and beyond	150,000
$473,934

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

SOCKET COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 21, 2006, the remaining outstanding shares of Series F Preferred Stock automatically converted into common stock, resulting in the issuance of 823,300 shares of common stock. During the first quarter of 2006, holders elected to exercise the remaining outstanding three-year warrants resulting in the issuance of 461,022 shares of common stock. Dividends accrued on the Series F Preferred Stock at the rate of 8% per annum and were payable quarterly in cash or in common stock, at the option of the Company. Dividends for 2006 on the Series F Preferred Stock up through the date of mandatory conversion in the first quarter 2006 were $10,653, and were paid in cash prior to the end of the first quarter. Dividends for 2005 were $48,490, and were paid in cash subsequent to each quarter. During the 2005 year holders of 1,493 shares of Series F Preferred Stock elected to convert their shares into 14,930 shares of common stock leaving 82,330 shares of Series F Preferred Stock outstanding at December 31, 2005.

NOTE 4 - Bank Financing Arrangements

The Company has a credit facility with a bank which expires on March 3, 2009. The credit facility under the credit agreement allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables, up to a maximum of $2,500,000 and $1,500,000, respectively, with interest at the lender's index rate based on prime plus 0.5%. The rates in effect at December 31, 2007 were 7.75% on both the domestic and international lines. At December 31, 2007, outstanding amounts borrowed under the lines were $1,752,459 and $869,550, respectively, which were the approximate amounts available on the lines. These amounts outstanding at December 31, 2007 were repaid in January 2008. At December 31, 2006, outstanding amounts borrowed under the lines were $1,100,226 and $1,113,035, respectively, which were the approximate amounts available on the lines. These amounts outstanding at December 31, 2006 were repaid in January 2007. The Company used the credit facility only at the end of the each quarter in fiscal years 2007 and 2006. At December 31, 2007, under the terms of the credit agreement, the Company must maintain a balance of cash on deposit of at least $500,000, net of any amounts owed by the Company to its bank. The Company was in compliance with the minimum cash requirement at the end of fiscal 2007. The minimum cash requirement at December 31, 2007, replaced a minimum tangible net worth requirement of $4,000,000 formerly in effect. Under the credit agreement in effect at December 31, 2006, the Company was required to maintain quarterly minimum tangible net worth equal to $5,400,000, plus 50% of quarterly net profits and 50% of net proceeds from equity and subordinated debt financing transactions beginning with the quarter ending December 31, 2006. The Company was in compliance with the tangible net worth requirement at the end of fiscal year 2006.

Under the terms of the agreement a term loan was made available to the Company in a principal amount of $500,000, the advance of which was completed on June 29, 2007. The term loan bears a fixed interest rate of 9.75%, equal to the prime rate plus 1.5% at the time of the advance, and is to be repaid by the Company in 36 equal monthly installments. At December 31, 2007, $426,982 was outstanding on the term loan, of which $160,439 and $266,543 is classified as short term debt and long term debt, respectively. Payments of principal due in future years are as follows: $156,877, $173,228, and $ 93,315, for the years ending December 31, 2008, 2009 and 2010, respectively.

SOCKET COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - Capital Lease Obligations and Equipment Financings

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At December 31, 2007, property and equipment with a cost of $75,551 were subject to such financing arrangements. Related accumulated amortization at December 31, 2007 amounted to $12,450. Future minimum payments under capital lease and equipment financing arrangements as of December 31, 2007, are as follows:

Annual minimum payments	Amount
2008	$41,029
2009	14,101
2010	14,101
2011	1,175
Total minimum payments	70,406
Less amount representing interest	(6,570)
Present value of net minimum payments	63,836
Less current portion	(37,070)
Long-term portion	$26,766

NOTE 6 - Commitments

The Company operates its headquarters under a sixty-four month non-cancelable operating lease which expires in June of 2012. The lease provides for the lease by the Company of approximately 37,100 square feet of space in Newark, California. The Company has one option to extend the term of the lease for an additional five-year period with respect to the entire premises. Future minimum lease payments under all operating leases are as shown below:

Annual minimum payments	Amount
2008	$357,427
2009	369,309
2010	381,711
2011	394,187
2012	198,133
Total minimum payments	$1,700,767

Rental expense under all operating leases was $352,745, $349,428, and $377,427, for each of the years ended December 31, 2007, 2006, and 2005, respectively.

The Company has non-cancelable purchase commitments with its vendors for inventory used in the ordinary course of business in the aggregate amount of approximately $4.1 million in 2008.

SOCKET COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 - Stock Option/Stock Issuance Plan

The Company has three Stock Option Plans: the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"), the 1999 Stock Plan (the "1999 Plan"), and the 2004 Equity Incentive Plan (the "2004 Plan").

The 1995 Plan
The 1995 Plan provides for the grant of incentive stock options and nonstatutory stock options to employees, directors, and consultants of the Company. The Company granted incentive stock options and nonstatutory stock options at exercise prices per share equal to the fair market value per share of common stock on the date of grant. The vesting and exercise provisions were determined by the Board of Directors, with a maximum term of ten years. Upon ratification of the 2004 Plan by the shareholders in June 2004, shares in the 1995 Plan that had been reserved but not issued, as well as any shares issued that would otherwise return to the 1995 Plan as a result of termination of options or repurchase of shares, were added to the shares reserved for issuance under the 2004 Plan. No additional grants will be made from the 1995 Plan.

Information with respect to the 1995 Plan is summarized as follows:

		Outstanding Options
	Options		Weighted
	Available	Number	Average
	For Grant	of Shares	Price Per Share
Balance at December 31, 2004	---	5,390,115	$1.90
Canceled	227,212	(227,212)	$2.84
Exercised	---	(67,335)	$0.84
Transferred to 2004 Plan	(227,212)	---
Balance at December 31, 2005	---	5,095,568	$1.87
Canceled	293,254	(293,254)	$2.69
Exercised	---	(76,315)	$0.80
Transferred to 2004 Plan	(293,254)	---
Balance at December 31, 2006	---	4,725,999	$1.83
Canceled	176,137	(176,137)	$2.88
Exercised	---	(145,997)	$0.73
Transferred to 2004 Plan	(176,137)	---
Balance at December 31, 2007	---	4,403,865	$1.83

At December 31, 2007, 2006, and 2005, options to purchase 4,385,671, 4,465,441, and 4,151,892 shares, respectively, under the 1995 Plan were exercisable at weighted average exercise prices of $1.82, $1.80, and $1.85, respectively.

SOCKET COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The outstanding and exercisable options under the 1995 Plan at December 31, 2007 presented by price range are as follows:

	Options Outstanding			Options Exercisable
		Weighted
Range of	Number of	Average	Weighted	Number of	Weighted
Exercise	Options	Remaining Life	Average	Options	Average
Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$0.44 - $0.69	254,520	1.00	$0.59	254,520	$0.59
$0.73 - $0.76	1,231,023	5.17	$0.74	1,231,023	$0.74
$0.97 - $1.29	1,205,956	4.00	$1.14	1,205,956	$1.14
$1.50	17,708	1.92	$1.50	17,708	$1.50
$2.35 - $3.38	1,692,658	4.42	$3.30	1,674,464	$3.30
$7.75	2,000	2.00	$7.75	2,000	$7.75
$0.44 - $7.75	4,403,865	4.25	$1.83	4,385,671	$1.82

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

Information with respect to the 1999 Plan is summarized as follows:

		Outstanding Options
	Options		Weighted
	Available	Number	Average
	For Grant	of Shares	Price Per Share
Balance at December 31, 2004	180,654	1,102,751	$2.88
Canceled	30,000	(30,000)	$3.19
Balance at December 31, 2005	210,654	1,072,751	$2.78
No transactions	---	---
Balance at December 31, 2006	210,654	1,072,751	$2.78
No transactions	---	---
Balance at December 31, 2007	210,654	1,072,751	$2.78

At December 31, 2007, 2006, and 2005, options to purchase 1,072,751 shares under the 1999 Plan were exercisable at a weighted average exercise price of $2.78.

SOCKET COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The outstanding and exercisable options at December 31, 2007 under the 1999 Plan presented by price range are as follows:

	Options Outstanding			Options Exercisable
		Weighted
Range of	Number of	Average	Weighted	Number of	Weighted
Exercise	Options	Remaining Life	Average	Options	Average
Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$0.56	211,009	1.50	$0.56	211,009	$0.56
$2.28	40,000	3.58	$2.28	40,000	$2.28
$3.38	821,742	3.08	$3.38	821,742	$3.38
$0.56 - $3.38	1,072,751	2.75	$2.78	1,072,751	$2.78

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

Information with respect to the 2004 Plan is summarized as follows:

		Outstanding Options
	Options		Weighted
	Available	Number	Average
	For Grant	of Shares	Price Per Share
Balance at December 31, 2004	877,687	95,400	$1.51
Increase in shares authorized	1,205,657	---
Transferred from 1995 Plan	227,212	---
Granted	(2,098,000)	2,098,000	$1.38
Canceled	99,600	(99,600)	$1.50
Balance at December 31, 2005	312,156	2,093,800	$1.38
Increase in shares authorized	1,208,948	---
Transferred from 1995 Plan	293,254	---
Granted	(1,361,800)	1,361,800	$1.18
Canceled	415,787	(415,787)	$1.24
Balance at December 31, 2006	868,345	3,039,813	$1.31
Increase in shares authorized	1,274,051	---
Transferred from 1995 Plan	176,137	---
Granted	(1,933,600)	1,933,600	$0.96
Canceled	454,788	(454,788)	$1.23
Balance at December 31, 2007	839,721	4,518,625	$1.17

SOCKET COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average fair value of options granted during 2007, 2006, and 2005, under the 2004 Plan was $0.55, $0.65, and $0.97, respectively. As of December 31, 2007, 2006, and 2005, options to purchase 1,954,848, 1,251,057, and 974,321 shares, respectively, under the 2004 Plan were exercisable at weighted average exercise prices of $1.29, $1.37 and $1.37, respectively.

The 2004 Plan provides for an annual increase to be added on the first day of each fiscal year equal to the lesser of 2,000,000 shares, four percent of the outstanding shares on that date, or a lesser amount as determined by the Board of Directors. On January 1, 2008, 2007, and 2006, a total of 1,279,584, 1,274,051, and 1,208,948 shares, respectively, became available for grant from the 2004 Plan. As of March 6, 2008, 1,137,500 shares have been granted from the 2004 Plan subsequent to December 31, 2007.

The outstanding and exercisable options at December 31, 2007 presented by price range are as follows:

	Options Outstanding			Options Exercisable
		Weighted
Range of	Number of	Average	Weighted	Number of	Weighted
Exercise	Options	Remaining Life	Average	Options	Average
Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$0.83 - $1.38	3,361,650	8.92	$1.06	1,092,958	$1.12
$1.50 - $1.51	1,156,975	7.08	$1.50	861,890	$1.50
$0.83 - $1.51	4,518,625	8.42	$1.17	1,954,848	$1.29

NOTE 8 - Warrants

The Company issued warrants to purchase common stock in connection with certain financing agreements. The Company has the following warrants outstanding to purchase common stock at December 31, 2007:

Reason	Number of Shares	Price Per Share	Issue Date	Expiration Date
Series F preferred stock financing	289,087	$0.722	Mar 2003	Mar 2008
Common stock financing	629,723	$2.73	Aug 2003	Aug 2008
Total warrants	918,810

NOTE 9 - Shares Reserved

Common stock reserved for future issuance was as follows at December 31, 2007:

Number of shares
Stock option grants outstanding (see Note 7)	9,995,241
Reserved for future stock option grants (see Note 7)	1,050,375
Common stock warrants (see Note 8)	918,810
Total common stock reserved for future issuance	11,964,426

SOCKET COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 - Retirement Plan

The Company has a tax-deferred savings plan, the Socket Communications, Inc. 401(k) Plan ("401(k) Plan"), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. No contributions are made by the Company. Administrative expenses relating to the 401(k) Plan are not significant.

NOTE 11- Income Taxes

Deferred tax expense for the year ended December 31, 2007 is related to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets, and furthermore, the deferred tax liability may never reverse. The provision for deferred tax for the periods ended December 31, 2007, 2006, and 2005, consists of the following components:

	Years Ended December 31,
	2007		2006		2005
Current:
Federal	$	---	$	---	$	---
State		---		---		---
Total Current		---		---		---

Deferred:
Federal		31,943		150,379		---
State		---		---		---
Total Deferred		31,943		150,379		---
Total provision for deferred tax		$31,943		$150,379	$	---

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	Years Ended December 31,
	2007	2006	2005
Federal tax at statutory rate	34.00%	34.00%	34.00%
State income tax rate	5.83%	5.83%	5.83%
Losses and credits not benefited	(40.79)%	(45.28)%	(39.83)%

Provision for taxes	(0.96)%	(5.45)%	---%

SOCKET COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of net deferred tax assets are as follows:

	Years Ended December 31,
Deferred tax assets:	2007	2006
Net operating loss carryforwards	$6,966,000	$9,242,000
Credits	601,000	643,000
Capitalized research and development costs	1,169,000	278,000
Other acquired intangibles	279,000	295,000
Accruals not currently deductible	1,378,000	1,157,000
Total deferred tax assets	10,393,000	11,615,000
Valuation allowance for deferred tax assets	(10,328,322)	(11,469,379)
Net deferred tax assets	64,678	145,621

Deferred tax liability:
Acquired intangibles	(247,000)	(296,000)

Net deferred tax liabilities	$(182,322)	$(150,379)

The Company has not generated taxable income in any periods in any jurisdiction, foreign or domestic. The Company has maintained a full valuation allowance for all deferred tax assets.

As of December 31, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $19,400,000, which will expire at various dates beginning in 2008 and through 2027, and federal research and development tax credits of approximately $340,000, which will expire at various dates beginning in 2008 and through 2027. As of December 31, 2007, the Company had net operating loss carryforwards for state income tax purposes of approximately $6,700,000, which will expire at various dates in 2008 and through 2017, and state research and development tax credits of approximately $400,000, which can be carried forward indefinitely. During 2007, approximately $105,000 of federal net operating loss carryforwards expired unutilized.

The Company's net operating loss and tax credit carryforwards as of December 31, 2007, are net of estimated amounts subject to the annual limitations due to the ownership change limitations provided by the Internal Revenue Code Section 382. The amount of deferred tax assets related to the Company's net operating loss and tax credit carryforwards declined for the year ended December 31, 2007 from 2006, reflecting estimates of amounts subject to Section 382 limitations.

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109," ("FIN 48"). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements, and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition issues. There were no adjustments to the financial statements as a result of the adoption of FIN 48. As of the adoption date, the Company has an unrecognized tax benefit of approximately $760,000. The application of FIN 48 does not result in a change to retained earnings, as the unrecognized tax benefit would be fully offset by the application of a valuation allowance.

SOCKET COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits ("UTBs"), excluding interest and penalties, is as follows:

Amount
Beginning balance at January 1, 2007	$760,000
Decreases in UTBs taken in prior years	(205,000)
Increases in UTBs taken in current year	40,000
Amount related to settlements	---
Amount related to lapsing of statute of limitations	---
Ending balance at December 31, 2007	$595,000

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. It is the Company's policy to include interest and penalties related to tax positions as a component of income tax expense. No interest was accrued for the period ended December 31, 2007. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is not currently under audit in any of its jurisdictions where income tax returns are filed. The tax years 1992 to 2007 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject, and for the years 2001 to 2007 for the international taxing jurisdictions to which the Company is subject.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A(T). Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurances with respect to financial statement preparation. Further because of changes in conditions, the effectiveness of internal control may vary over time.

We assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on our assessment using those criteria, we believe that, as of December 31, 2007, our internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 23, 2008.

Item 11. Executive Compensation

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 23, 2008.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 23, 2008.

The following table provides information as of December 31, 2007 about our common stock that may be issued under the Company's existing equity compensation plans. For additional information about the equity compensation plans see Note 7 to the Company's Consolidated Financial Statements.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	8,992,490	$1.49	839,721
Equity compensation plans not approved by security holders (2)	1,072,751	$2.78	---
Total	9,995,241	$1.63	839,721

(1) Includes the 1995 Stock Plan and its successor, the 2004 Equity Incentive Plan. Pursuant to an affirmative vote by security holders in June 2004, an annual increase in the number of shares authorized under the 2004 Equity Incentive Plan is added on the first day of each fiscal year equal to the lesser of (a) 2,000,000 shares, (b) 4% of the outstanding shares on that date, or (c) a lesser amount as determined by the Board of Directors. A total of 1,279,584 shares became available for grant from the 2004 Equity Incentive Plan on January 1, 2008, in addition to those set forth in the table above.
(2) Consists of the 1999 Stock Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 23, 2008.

Item 14. Principal Accounting Fees and Services

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 23, 2008.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

1. All financial statements.

2. Financial statement schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes herein.

3. Exhibits.

See Index of Exhibits on page 72. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

(b) Exhibits:

           See Index of Exhibits on page 72. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SOCKET COMMUNICATIONS, INC. Registrant

Date: March 6, 2008	/s/ Kevin J. Mills Kevin J. Mills President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Kevin J. Mills	President and Chief Executive Officer (Principal Executive Officer)	March 6, 2008
Kevin J. Mills

By	/s/ Charlie Bass	Chairman of the Board	March 6, 2008
Charlie Bass

By	/s/ David W. Dunlap	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2008
David W. Dunlap

By	/s/ Micheal L. Gifford	Executive Vice President and Director	March 6, 2008
Micheal L. Gifford

By	/s/ Gianluca Rattazzi	Director	March 6, 2008
Gianluca Rattazzi

By	/s/ Leon Malmed	Director	March 6, 2008
Leon Malmed

By	/s/ Enzo Torresi	Director	March 6, 2008
Enzo Torresi

By	/s/ Peter Sealey	Director	March 6, 2008
Peter Sealey

By	/s/ Tom Miller	Director	March 6, 2008
Tom Miller

Index to Exhibits

Exhibit Number	Description

2.1 (1)	Agreement and Plan of Reorganization.

3.1 (2)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Certificate of Designation of Series E Convertible Preferred Stock.

3.3 (2)	Certificate of Designation of Series F Convertible Preferred Stock.

3.4	Bylaws, as amended February 17, 2008.

10.1 (3)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.

10.2 (3)*	1995 Stock Plan and forms of agreement thereunder.

10.3 (4)*	Form of Amendment No.1 to Stock Option Agreement between the Company and certain Option Holders under the 1995 Stock Option Plan.

10.4 (5)*	1999 Nonstatutory Stock Option Plan.

10.5 (6)*	2004 Equity Incentive Plan and forms of agreement thereunder.

10.8 (7)*	Form of Executive Management Bonus Plan between the Company and certain eligible participants.

10.9 (8)*	Form of Employment Agreement dated December 28, 2005 between the Company and the officers of the Company.

10.10 (9)*	Standard Industrial /Commercial Multi-Tenant Lease by and between Del Norte Farms, Inc. and the Company dated October 24, 2006.

11.1	Computation of Earnings per Share (see Consolidated Statements of Operations in Item 8).

14.1 (10)	Code of Business Conduct and Ethics.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(4) Incorporated by reference to exhibits filed with the Company's Form 10-KSB filed on March 30, 1998.

(5) Incorporated by reference to exhibits filed with the Company's Form 10-QSB filed on August 16, 1999.

(6) Incorporated by reference to Appendix C filed with the Company's Form DEF 14A filed on April 29, 2004.

(7) Incorporated by reference to exhibits filed with the Company's Form 10-KSB filed on April 2, 2001.

(8) Incorporated by reference to exhibits filed with the Company's Form 8-K filed on December 28, 2005.

(9) Incorporated by reference to exhibits filed with the Company's Form 10-Q filed on November 13, 2006.

(10) Incorporated by reference to exhibits filed with the Company's Form 10-K filed on March 10, 2006.