Form 10-Q
period 2008-03-31
SOCKET MOBILE, INC.
filed 2008-05-14
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period ____________ to ____________

Commission file number 1-13810

SOCKET MOBILE, INC.
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

The number of shares of Common Stock ($0.001 par value) outstanding as of April 30, 2008 was 32,015,975 shares.

(Index)

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED BALANCE SHEETS
	March 31, 2008 (Unaudited)	December 31, 2007*
ASSETS
Current assets:
Cash and cash equivalents	$3,943,345	$4,963,359
Accounts receivable, net	3,224,762	2,614,872
Inventories	3,042,445	2,438,033
Prepaid expenses and other current assets	410,127	282,867
Total current assets	10,620,679	10,299,131

Property and equipment:
Machinery and office equipment	2,298,750	2,391,991
Computer equipment	1,130,297	1,125,875
	3,429,047	3,517,866
Accumulated depreciation	(2,329,922)	(2,373,409)
Property and equipment, net	1,099,125	1,144,457

Intangible assets, net	442,147	473,934
Goodwill	9,797,946	9,797,946
Other assets	320,111	258,444
Total assets	$22,280,008	$21,973,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,537,790	$2,429,168
Accrued payroll and related expenses	817,146	852,185
Bank line of credit	2,754,147	2,622,009
Deferred income on shipments to distributors	1,609,786	1,744,560
Term loan - short term portion	164,087	160,439
Current portion of capital leases and deferred rent	39,213	42,964
Total current liabilities	8,922,169	7,851,325

Term loan - long term portion	224,753	266,543
Long term portion of capital leases and deferred rent	133,841	139,743
Deferred income taxes	190,307	182,322
Total liabilities	9,471,070	8,439,933

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value: Authorized shares—100,000,000,
Issued and outstanding shares—32,015,975 at March 31, 2008 and 31,989,617 at December 31, 2007	32,016	31,990
Additional paid-in capital	53,888,040	53,654,483
Accumulated deficit	(41,111,118)	(40,152,494)
Total stockholders’ equity	12,808,938	13,533,979
Total liabilities and stockholders’ equity	$22,280,008	$21,973,912
_____________________________________________ * Derived from audited financial statements.

See accompanying notes.

(Index)
SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
	2008	2007
Revenues	$6,169,869	$5,548,340
Cost of revenues	3,152,317	2,763,773
Gross profit	3,017,552	2,784,567

Operating expenses:
Research and development	1,186,822	1,427,046
Sales and marketing	1,943,349	1,759,020
General and administrative	805,467	856,973
Amortization of intangible assets	31,787	33,808
Total operating expenses	3,967,425	4,076,847

Operating loss	(949,873)	(1,292,280)

Interest income and other	11,928	37,881
Interest expense	(12,694)	(3,414)

Net loss before deferred taxes	(950,639)	(1,257,813)
Deferred tax expense	(7,985)	(7,988)
Net loss	(958,624)	(1,265,801)

Net loss per share:
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)

Weighted average shares outstanding:
Basic	32,012,798	31,872,223
Diluted	32,012,798	31,872,223

See accompanying notes.

(Index)

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net loss	$(958,624)	$(1,265,801)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	219,066	281,668
Depreciation and amortization	150,273	141,855
Amortization of intangible assets	31,787	33,808
Net foreign currency transaction (gains) losses	2,340	(11,372)
Deferred tax expense	7,985	7,988
Change in deferred rent	(81)	29,294

Changes in operating assets and liabilities:
Accounts receivable	(620,624)	(566,261)
Inventories	(604,412)	(346,033)
Prepaid expenses and other current assets	(127,261)	19,101
Other assets	(61,667)	7,733
Accounts payable and accrued expenses	1,105,261	980,345
Accrued payroll and related expenses	(35,039)	162,333
Deferred income on shipments to distributors	(134,774)	(10,980)
Net cash used in operating activities	(1,025,770)	(536,322)

Investing activities
Purchases of equipment and tooling	(104,941)	(480,748)
Net cash used in investing activities	(104,941)	(480,748)

Financing activities
Payments on capital leases and equipment financing notes	(9,572)	(2,488)
Gross proceeds from borrowings under bank line of credit agreement	2,754,147	2,285,230
Gross repayments of borrowings under bank line of credit agreement	(2,622,009)	(2,213,261)
Proceeds from bank term loan	---	---
Repayments of bank term loan	(38,142)	---
Stock options exercised	14,517	26,396
Net cash provided by financing activities	98,941	95,877

Effect of exchange rate changes on cash and cash equivalents	11,756	(783)
Net decrease in cash and cash equivalents	(1,020,014)	(921,976)

Cash and cash equivalents at beginning of period	4,963,359	6,104,277
Cash and cash equivalents at end of period	$3,943,345	$5,182,301

Supplemental cash flow information
Cash paid for interest	$12,694	$3,414

See accompanying notes.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed financial statements of Socket Mobile, Inc. (the "Company") (formerly Socket Communications, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Company makes adjustments to the value of inventory based on estimates of potentially excess and obsolete inventory after considering forecasted demand and forecasted average selling prices. However, forecasts are subject to revisions, cancellations, and rescheduling. Actual demand will inevitably differ from anticipated demand, and such differences may have a material effect on the Company's financial statements.

Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which establishes a framework for measuring fair value and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," which provides for a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis. The Company adopted the provisions of SFAS 157 as of January 1, 2008, with respect to its financial assets and liabilities only. The adoption of SFAS 157 did not have a material impact on the Company's financial statements. Under FASB 157, the definition of fair value focuses on the price that would be received upon the sale of an asset or the amount paid to transfer a liability. The fair value measurement should reflect all of the assumptions that market participants would use in pricing the asset or liability. SFAS 157 establishes a three-level hierarchy to prioritize the inputs used in valuation techniques for fair value consisting of: 1) observable inputs that reflect quoted prices in active markets; 2) inputs other than quoted prices with observable market data; and 3) unobservable data. SFAS 157 requires disclosures detailing the extent to which we measure assets and liabilities at fair value, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. At March 31, 2008, all of the Company's cash and cash equivalents consisted of amounts held in demand and money market deposits in banks. The Company regularly enters into forward foreign currency contracts to reduce exposures related to rate changes in certain foreign currencies. The Company's forward foreign currency contracts are recorded at fair value and are included in accrued liabilities at March 31, 2008. At March 31, 2008, none of these derivative instruments was accounted for as a hedge transaction, and accordingly, changes in the fair value of the forward foreign currency contracts were recorded in net income. At March 31, 2008, contracts with a notional amount of $606,800 to hedge Euros, were recorded as a liability with a fair value of $24,744, based on quotations from financial institutions.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 as of January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company's financial statements.

NOTE 3 - Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	March 31, 2008	December 31, 2007
Raw materials and subassemblies	$2,608,003	$2,012,745
Finished goods	434,442	425,288
	$3,042,445	$2,438,033

NOTE 4 - Bank Financing Arrangements

On March 24, 2008, the Company agreed with its bank to extend the term of the existing credit facility by an additional year. The facility now expires on March 24, 2010. The credit facility allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables, up to a maximum of $2,500,000 and $1,500,000, respectively, at the lender's index rate based on prime plus 0.5%. The rates in effect at March 31, 2008 were 5.75% on both the domestic and international lines. The Company used the credit facility at the end of the first quarter of 2008 and the end of each quarter in fiscal year 2007. At March 31, 2008, outstanding amounts borrowed under the lines were $1,674,171 and $1,079,976, respectively, which were the approximate amounts available on the lines. Of these amounts outstanding at March 31, 2008, $2.0 million was repaid in early April 2008. At December 31, 2007, outstanding amounts borrowed under the lines were $1,752,459 and $869,550, respectively, which were the approximate amounts available on the lines. These amounts outstanding at December 31, 2007 were repaid in early January 2008. The rates in effect at December 31, 2007 were 7.75% on both the domestic and international lines. Under the terms of the credit agreement, beginning March 31, 2008, the Company must maintain a quarterly minimum tangible net worth of at least $2,500,000, plus beginning thereafter, 50% of net income measured on a monthly basis. The Company was in compliance with the tangible net worth requirement at March 31, 2008.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - Intangible Assets

Intangible assets at March 31, 2008 consist of a patent purchased in 2004 for $600,000 covering the design and functioning of plug-in bar code scanners, bar code imagers, and radio frequency identification products, which is being amortized on a straight line basis over its estimated life of ten years, and intangible assets of $570,750 remaining from a prior acquisition in 2000 consisting of developed software and technology with estimated lives at the time of acquisition of 8.5 years.

Amortization of all intangible assets in the first quarter of 2008 was $31,787 compared to $33,808 for the same period in 2007. Intangible assets as of March 31, 2008 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$225,000	$375,000
Project management tools	570,750	503,603	67,147
Total intangible assets	$1,170,750	$728,603	$442,147

Intangible assets as of December 31, 2007 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$210,000	$390,000
Project management tools	570,750	486,816	83,934
Total intangible assets	$1,170,750	$696,816	$473,934

Based on definite lived intangible assets recorded at March 31, 2008, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2008 (nine months remaining)	$95,360
2009	76,787
2010	60,000
2011	60,000
2012	60,000
2013 and beyond	90,000
$442,147

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - Segment Information

The Company operates in one segment-mobile systems solutions for businesses. Mobile systems solutions typically consist of a handheld computer, data collection and connectivity peripherals, and third-party vertical applications software. The Company markets its products in the United States and foreign countries through its sales personnel, vertical industry partners, and distributors. Revenues for the geographic areas for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
Revenues:	2008	2007
United States	$3,763,864	$3,264,260
Europe	1,668,491	1,763,745
Asia and rest of world	737,514	520,335
Total Revenues	$6,169,869	$5,548,340

Export revenues are attributable to countries based on the location of the Company's customers. The Company does not hold long-lived assets in foreign locations.

Major customers who accounted for at least 10% of the Company's total revenues were as follows:

	Three Months Ended March 31,
	2008	2007
Tech Data	17%	23%
Ingram Micro	11%	14%
Intermec Technologies Corp.	15%	*
_____________________________________________ * Customer accounts for less than 10% of total revenues for the period

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

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The weighted average per share fair value of the individual options issued and outstanding during the three months ended March 31, 2008 and 2007 was estimated at $0.98 and $1.51, respectively. The fair values were determined using a binomial lattice valuation model for options granted on or after January 1, 2006, and a Black-Scholes valuation model for options granted prior to January 1, 2006. Weighted average assumptions for options issued and outstanding during the three months ended March 31, 2008 and 2007 are shown below:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate (%)	4.11%	3.66%
Dividend yield	---	---
Volatility factor	0.8	1.1
Expected option life (years)	4.8	4.6

At March 31, 2008, options issued to employees for 10,830,750 shares were outstanding, of which 7,495,198 were exercisable. At March 31, 2007, options issued to employees for 9,439,760 shares were outstanding, of which 7,009,588 were exercisable.

Total stock-based compensation expense recognized in our statements of income for the three months ended March 31, 2008 and 2007 is shown below:

	Three Months Ended March 31,
Income Statement Classification	2008	2007
Cost of revenues	$9,196	$22,680
Research and development	57,554	62,966
Sales and marketing	67,102	79,644
General and administrative	85,214	116,378
Total	$219,066	$281,668

The decline in stock-based compensation expense in the first quarter of 2008 compared to the same period one year ago, reflects older grants with higher valuations, compared to more current grants, becoming fully expensed.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - Net Loss Per Share Applicable to Common Stockholders

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2008	2007
Numerator:
Net loss	$(958,624)	(1,265,801)

Denominator:
Weighted average common shares outstanding used in computing net loss per share:
Basic	32,012,798	31,872,223
Diluted	32,012,798	31,872,223
Net loss per share:
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)

For the quarters ended March 31, 2008 and 2007, the diluted net loss per share is equal to the basic net loss per share because the Company experienced losses in these periods. Thus no potential common shares underlying stock options or warrants have been included in the net loss per share calculation, as their effect is anti-dilutive. Options and warrants to purchase 11,701,201 and 10,373,128 shares of common stock at March 31, 2008 and 2007, respectively, have been omitted from the net loss per share calculation.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - Taxes

Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax expense of $7,985 and $7,988 for the three months ended March 31, 2008 and 2007, respectively, and the corresponding deferred tax liability shown on the Company's balance sheet, is related entirely to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets, and furthermore, this deferred tax liability may never reverse. The Company has not generated taxable income in any periods in any jurisdiction, foreign or domestic. The Company maintains a full valuation allowance for all other components of deferred tax assets.

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109," ("FIN 48"). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements, and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition issues. There were no adjustments to the financial statements as a result of the adoption of FIN 48. At December 31, 2007, the Company has an unrecognized tax benefit of approximately $595,000, which did not change significantly during the three months ended March 31, 2008. The application of FIN 48 does not result in a change to retained earnings, as the unrecognized tax benefit would be fully offset by the application of a valuation allowance. Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. It is the Company's policy to include interest and penalties related to tax positions as a component of income tax expense. No interest was accrued for the period ended March 31, 2008.

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

You should read the following discussion in conjunction with the interim condensed financial statements and notes included elsewhere in this report, the Company's annual financial statements in the Form 10-K, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

Revenues

We produce mobile computing products which are combined with third-party application software to create mobile system solutions that serve the Business Mobility market. Mobile systems solutions typically consist of a handheld computer, data collection and connectivity peripherals, and third-party vertical applications software. We have historically offered a wide range of data collection, connectivity peripheral, and embedded products for use with mobile computing devices offered by third-parties. In January 2007, we began doing business as Socket Mobile, Inc. to emphasize our commitment to mobile computing, and formally changed our name in April 2008. In June 2007, we introduced our first mobile handheld computer, the SoMo™650, and began offering this mobile handheld computer and our peripherals for use with third-party vertical applications software. Our data collection and connectivity peripheral products are used with a variety of handheld computers, including our SoMo 650 mobile handheld computer, and with tablet computers, notebook computers and handheld computers with integrated phones that use Windows Mobile, Windows XP, RIM Blackberry, Palm, Symbian 60 and Symbian 80 operating systems.

(Index)

Our focus is business customers in the mobile marketplace. Our overall company brand identity and positioning goal is to become the leading provider of easy-to-deploy Business Mobility systems and peripherals. The guiding principles that we follow in developing our mobile handheld and peripheral products for the Business Mobility computing market are stable and expandable computing devices with industry standard expansion form factors, compact design, low battery power consumption to extend time between charges, ease of use, interoperability, and quality. Our mobile handheld computing products have been designed to address the Business Mobility market for a handheld computer that is neither a consumer-oriented handheld device nor a heavy duty industrial device. Our mobile handheld computer is easy to customize and integrate with peripherals and information systems and has an expected product life cycle of three to five years which meets the needs of businesses for longer deployments than have been available with most consumer-oriented handheld devices.

We work with more than 180 software integration companies that are offering or developing vertical application software for use with handheld computers. Examples of these vertical applications include patient medication administration within the health care industry, retail merchandising such as managing inventory on retail store shelves, sales and field force automation involving the collection and processing of orders or service information from remote locations by sales and service personnel, asset management and inventory control for assets having bar codes or radio frequency identification tags, and mobile point of sale applications. These mobile solutions are designed to improve the productivity of business enterprises by automating manual tasks, improving the quality of information collected, and enhancing mobile productivity by processing and transferring information from remote locations and mobile devices to the business enterprise, and then if required, back to the remote locations and mobile devices.

Most of our products, except our OEM embedded products, are sold through distributors and resellers that serve business customers. Our OEM embedded products are sold directly to the manufacturers of devices in which our products are embedded. The geographic regions we serve include the Americas, Europe, the Middle East, Africa and Asia Pacific. Total revenues for the first quarter of 2008 were $6.2 million, an increase of 11% from revenues of $5.5 million in the first quarter of 2007.

(Index)

Our revenues in the comparable three month periods may be classified into three broad product families:

  Mobile handheld computer products;
  Mobile peripheral products, including
    Data collection products,
    Connectivity products,
    Serial interface products, and
  OEM embedded products.

Our mobile handheld computer products have been designed to address the Business Mobility market for a handheld computer that is neither a consumer-oriented handheld device nor a heavy duty industrial device. Our initial model, the SoMo 650 (SoMo is derived from Socket Mobile), introduced in June 2007, features the Microsoft Windows Mobile 5.0 for Pocket PC operating system to ensure a high level of mobile application compatibility and to give workers a familiar computing environment. The SoMo 650 is easy to customize and integrate with peripherals and information systems and has an expected product life cycle of three to five years which meets the needs of businesses for longer deployments than have generally been available with most consumer-oriented handheld devices. Our mobile handheld computer's features include Wireless LAN and Bluetooth, a fast processor, a large, bright screen display, large amounts of SDRAM and flash memory, extended battery life, programmable action buttons to activate peripheral devices, reinforced CompactFlash and SDIO card slots, and a durable case. Additional models are in development that will run the Windows Mobile 6 Classic operating system, add multiple language support, enable extended outdoor use, and offer specialized capabilities oriented to the needs of specific vertical markets. The SoMo 650 was specifically designed without an integrated mobile phone as most solutions involving our products use Bluetooth or Wireless LAN connections for data communications and do not require an integrated mobile phone. Mobile handheld computer products represented approximately 11% of our revenue for the three months ended March 31, 2008.

Our mobile peripheral products consist of data collection products, connectivity products, and serial interface products, which together represented approximately 58% of our revenues for the three months ended March 31, 2008 compared to 80% of our revenues for the same period one year ago.

Our data collection products enable the electronic collection of data from bar codes, radio frequency identification tags, or magnetic stripes and consist of:

  bar code scanning products that plug into or connect wirelessly to handheld computers, tablet computers, notebook computers, and handheld computers with integrated phones that use Windows Mobile, Windows XP, Windows Tablet, RIM Blackberry, Palm, or Symbian 60 or Symbian 80 operating systems, and turn these devices into portable bar code scanners that can be used in various retail and industrial workplaces;
  plug-in radio frequency identification products that read radio frequency identification tags;
  a combination plug-in bar code scanner and radio frequency identification reader; and
  a plug-in magnetic stripe reader.

(Index)

We have developed extensive bar code scanning software called SocketScan that supports all of our data collection products, and have software developer kits that assist third-party developers in integrating our SocketScan software and our hardware products into their applications and solutions. Our bar code scanning products include CompactFlash and SDIO plug-in bar code scanners for linear and two-dimensional bar code scanning, along with a cordless handheld bar code scanner and a ring scanner worn on the index finger, both of which connect to computing systems using the Bluetooth standard for short-range wireless connectivity. Data collection products represented approximately 41% of our revenues for the three months ended March 31, 2008 compared to 58% of our revenues for the same period one year ago.

Our connectivity products are connection devices that can be plugged into standard expansion slots in handheld computers, tablet computers, and notebook computers that use Windows Mobile, Windows XP, or Windows Tablet operating systems. These products allow users to connect their devices via Ethernet or telephone to communicate with other networks and devices such as desktop computers, other handheld, tablet, and notebook computers, handheld computers with integrated phones, and printers. Our connectivity products include:

  modems for telephone connections that connect over a cable, and a cordless modem that utilizes Bluetooth wireless technology to connect a telephone to a Bluetooth-enabled computer or other device;
  Ethernet cards for local area network connections that connect over a cable; and
  accessory products such as batteries and cables.

Connectivity products represented approximately 8%of our revenues for the three months ended March 31, 2008 compared to 13% of our revenues for the same period one year ago.

Our serial interface products enable the connection of a mobile computer to electronic devices either as a plug-in card (one, two or four ports) connecting over cables, or wirelessly over a Bluetooth network. We have recently introduced a USB to serial connector to enable a serial connection through a USB interface. Serial interface products represented approximately 9% of our revenues in each of the three months ended March 31, 2008 and 2007.

Our OEM embedded products consist of Bluetooth and Wireless LAN modules and plug-in cards used primarily by OEMs of handheld computers and other devices to build wireless connection functions into their products using the Bluetooth and Wireless LAN standards for wireless connectivity. Our plug-in cards and modules using the Bluetooth standard for short-range wireless connectivity include extensive communications software enabling the use of these products, as do our plug-in cards for connecting to local wireless networks using the Wireless LAN 802.11b/g (or Wi-Fi) standards. We have recently added Cisco Compatible Extensions (CCX) 4.0 certification to our Wireless LAN software to enable our Wireless LAN products to be compatible with a Cisco Wireless LAN infrastructure. Bluetooth and Wireless LAN connection functions are being built into many third-party mobile devices, which may reduce the demand for our plug-in products through expansion slots but may increase the demand for our Bluetooth and Wireless LAN modules and embedded plug-in cards. OEM embedded products represented approximately 31% of our revenues for the three months ended March 31, 2008 compared to 20% of our revenues for the same period one year ago.

(Index)

Our revenues by product family for the three months ended March 31, 2008 and 2007, and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three months ended March 31,					Increase
Product family:	2008		2007			(Decrease)
Mobile handheld computer products	$675	11%	$	---	---%	n/a
Mobile peripheral products:
Data collection	2,505	41%		3,235	58%	(23%)
Connectivity	469	8%		689	13%	(32%)
Serial interface	572	9%		487	9%	17%
OEM embedded products	1,949	31%		1,137	20%	71%
Total	$6,170	100%		$5,548	100%	11%

Our mobile handheld computer product revenues in the first quarter of 2008 were $675,000. We did not have any revenues in this category in the comparable period in 2007 as shipments of our first mobile handheld computer, the SoMo 650, to customers in our distribution channel began in the second quarter of 2007. In the third quarter of 2007 we completed our objectives of ramping up production and fully stocking our distribution channel to enable widespread customer evaluation, qualification, and deployment to commence.

Our data collection product revenues in the first quarter of 2008 were $2.5 million, a decrease of 23% compared to revenues of $3.2 million in the first quarter of 2007. Revenue decreases of $0.5 million in sales of our primary scanning product, the CompactFlash In-Hand Scan card, and decreases of $0.3 million in sales of our Cordless Ring Scanner, were partially offset by increases in sales of our SDIO In-Hand Scan card. Revenues from our Cordless Hand Scanner were flat in the first quarter of 2008 compared to the same period one year ago. Data collection revenues were slowed in the first quarter of 2008 due in part to delayed availability of new handheld computer models originally announced by a major handheld computer manufacturer in the third quarter of 2007, which did not begin shipping until February 2008. Such announcements and delayed timing of product availability typically slow customer deployments of our peripheral products because of the time needed by customers to evaluate or adopt the new handheld computer models.

Our connectivity product revenues in the first quarter of 2008 were $469,000, a decline of 32% compared to revenues of $689,000 in the first quarter of 2007. The decline resulted from reduced sales volumes of our Modem plug-in products and Ethernet plug-in products due to reduced corporate deployment of these wired connection solutions.

Our serial interface product revenues in the first quarter of 2008 were $572,000, an increase of 17% compared to revenues of $487,000 in the first quarter of 2007. Revenue increases were from sales of our standard serial PC card products. Our standard peripheral connection cards are primarily sold to connect peripheral devices or other electronic equipment to notebook computers. Sales of our CompactFlash card product and cordless Bluetooth serial adapter product were flat in the comparable periods.

(Index)

Our OEM embedded product revenues in the first quarter of 2008 were $1.9 million, an increase of 71% compared to $1.1 million in the first quarter of 2007. Revenue increases of $0.8 million in sales of our Bluetooth modules were due to a recovery in market conditions that existed in early 2007. In the first quarter of 2007 our customers in the industrial ruggedized market segment experienced pronounced increased competition due to a short-termed aggressive price discounting by a major competitor, a trend which adversely affected our related Bluetooth module revenues in the first quarter of 2007, but improved steadily in the following second, third, and fourth quarters of 2007, and through the first quarter of 2008, as the industrial ruggedized market segment recovered following cessation of the aggressive discounting. Revenues related to our Wireless LAN plug-in cards and Bluetooth plug-in cards were flat in the first quarter of 2008 compared to the same period one year ago, primarily due to these wireless technologies becoming increasingly already built-in by handheld computer manufacturers.

Gross Margins
Our gross margins for the first quarter of 2008 were 49% compared to 50% in the comparable period one year ago. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Reductions in overall margins in the first quarter of 2008 compared to the same period one year ago are due primarily to discounts on volume purchases of our Bluetooth modules by customers in our OEM embedded business segment and sales of our mobile handheld computer which did not began shipping until late in the second quarter of 2007. Initial margins on our mobile handheld computer product are below our average product margins.

Research and Development Expense
Research and development expense in the first quarter of 2008 was $1.2 million, a decrease of 17% compared to $1.4 million in the first quarter of 2007. Decreases of $0.2 million are attributable to the costs incurred in the first quarter of 2007 related to the development of our SoMo 650 mobile handheld computer, the development of which was begun in the fourth quarter of 2006 with the majority of the development expense concluded by the end of the first quarter of 2007. Additional decreases were from reductions in consulting and professional fees related to fewer projects requiring the use of external technical expertise, and from reductions in equipment costs due to higher amounts of depreciation expense related to capitalized tooling in the first quarter of 2007. Partially offsetting these decreases were increases in personnel costs from staffing in-house expertise for technical skills formally obtained from outside consulting and professional service providers. Expenses are expected to increase in the second quarter of 2008 from first quarter levels.

Sales and Marketing Expense
Sales and marketing expense for the first quarter of 2008 was $1.9 million, an increase of 10% compared to $1.8 million in the first quarter of 2007. Increases in personnel costs in the comparable three month periods were due to the additions of key personnel beginning in the second quarter of 2007, including our Senior VP of Sales & Marketing, as we upgraded and added sales resources in North America to begin selling our new SoMo 650 mobile handheld computer, which began shipping late in the second quarter of 2007, and to recruit and develop new third-party channel partners. Additional increases were related to higher levels of participation at key tradeshows in the first quarter of 2008 compared to the same period one year ago. Expenses are expected to increase in the second quarter of 2008 from first quarter levels due to the additions of sales personnel and related anticipated increases in travel expense.

(Index)

General and Administrative Expense
General and administrative expense for the first quarter of 2008 was $805,000, a decrease of 6% compared to $857,000 in the first quarter of 2007. Decreases in the first quarter of 2008 were primarily from reduced stock-based compensation expense as older grants with higher valuations compared to more current grants, became fully expensed. Expenses are expected to decline in the second quarter of 2008 from first quarter levels due to the absence of professional fees expense related to costs of our annual audit historically expensed in the fourth and first quarters.

Amortization of Intangibles
In July 2004 we acquired a patent which covers the design and functioning of plug-in bar code scanners, bar code imagers, and radio frequency identification products. The patent was purchased for $600,000 and has been capitalized as an intangible asset. The patent is being amortized on a straight line basis over a ten-year period. Intangible assets of $571,000 remaining from a prior acquisition in 2000 consist of developed software and technology with estimated lives at the time of acquisition of 8.5 years. Amortization charges for the three months ended March 31, 2008 for all acquired intangibles were $32,000 compared to $34,000 for the same period one year ago.

Interest Income and Expense
Interest income reflects interest earned on cash balances. Interest income in the first quarter of 2008 was $12,000 compared to interest income of $38,000 in the comparable period one year ago. Lower interest income in the first quarter of 2008 reflects lower average cash balances combined with lower average rates of return.

Interest expense in the first quarter of 2008 was $13,000 compared to interest expense of $3,000 in the same period one year ago. Interest expense is related to interest on equipment lease financing obligations and interest on amounts drawn on our bank lines of credit and term loan. We used our bank lines of credit only at the end of the first quarter 2008 and at the end of each quarter in 2007. The term loan was advanced at the end of the second quarter of 2007 and is being repaid in 36 monthly installments which began in July of 2007. Higher interest expense in the three months ended March 31, 2008 compared to the same period one year ago is due to interest on our term loan partially offset by lower interest rates on advances on our lines of credit at the end of the first quarter 2008 compared to the same time one year ago. Interest expense is expected to increase in the second quarter of 2008 from first quarter levels due to an increase in the average amounts outstanding on our bank lines of credit.

Taxes
Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax expense of $8,000 in each of the three month periods ended March 31, 2008 and 2007, and the corresponding deferred tax liability shown on the Company's balance sheet, is related entirely to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets, and furthermore, this deferred tax liability may never reverse. The Company maintains a full valuation allowance for all other components of deferred tax assets. The Company has not generated taxable income in any periods in any jurisdiction, foreign or domestic.

(Index)

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. There were no adjustments to the financial statements as a result of the adoption of FIN 48. For additional information on taxes see Note 9 to the Condensed Financial Statements.

Liquidity and Capital Resources
We were unprofitable in the first quarter of 2008. We were unprofitable in each of the quarters of fiscal 2007 and 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was the first profitable year in our history, but only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. We may continue to be unprofitable in the foreseeable future. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $51 million in equity capital to fund our operations.

Cash used in operating activities was $1,026,000 in the first quarter of 2008 compared to cash used in operating activities of $536,000 in the first quarter of 2007. Cash used in the first quarter of 2008 resulting from our net loss adjusted for non-cash items was $547,000 compared to cash used of $783,000 in the first quarter of 2007 from our net loss adjusted for non-cash items. Adjustments for non-cash items consisting of depreciation and amortization, amortization of intangibles, gains and losses on foreign currency transactions, changes in deferred rent, deferred tax expense, and stock-based compensation expense, totaled $411,000 in the first quarter of 2008 compared to $483,000 in the first quarter of 2007. Changes in working capital balances in the first quarter of 2008 resulted in a use of cash of $479,000, and were primarily from increases in accounts receivable due to the timing of shipments in the last month of the first quarter of 2008 and the timing of collections from key distributors concentrated at the end of the immediately preceding quarter, and increases in inventories due primarily to stocking of our mobile handheld computer, partially offset by increases in accounts payable due to the purchases that led to the increased levels of inventories. Changes in working capital balances in the first quarter of 2007 resulted in a source of cash of $246,000, and were primarily from increases in accounts payable and accrued expenses attributable to accrued development costs related to our SoMo 650 mobile handheld computer, increased levels of inventories, and increases in accrued payroll, partially offset by increases in accounts receivable due to a concentration of shipments in the latter part of the first quarter 2007 compared to the immediately preceding prior quarter, and increases in levels of inventory.

Cash used in investing activities was $105,000 in the first quarter of 2008 compared to $481,000 in the first quarter of 2007. Higher amounts of investing activities in the first quarter of 2007 reflect the costs of leasehold improvements related to our corporate headquarters into which we moved at the beginning of the first quarter of 2007. Remaining investing activities in each of the periods reflects the costs of new computer hardware and software, and tooling costs.

(Index)

Cash provided by financing activities was $99,000 and $96,000 in the first quarters of 2008 and 2007, respectively. Financing activities in each of the comparable periods consisted primarily of a net increase in the amounts drawn on our bank lines of credit, proceeds from the exercise of stock options, and additions of leased equipment. Additional financing activities in the first quarter of 2008 included repayments on our bank term loan, which was advanced at the end of June 2007 and is being repaid in 36 monthly installments beginning in July 2007.

Our cash balances at March 31, 2008 were $4.0 million, including cash of $2.8 million drawn against our bank line of credit and a net balance of $0.4 million from the bank term loan, which is being repaid monthly over three years beginning in July 2007. In March 2008, we extended our bank line of credit agreement, which will now expire on March 24, 2010. We have warrants outstanding from our private placement financings and outstanding employee stock options that, if exercised, would further increase our cash and equity balances. We believe our existing cash, plus our ability to reduce costs, and our bank line will be sufficient to meet our funding requirements at least through March 31, 2009. If we can return to profitability and revenue growth, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increasing expenses, including more employees to support our growth and increases in salaries, benefits, and related support costs for employees. If we cannot return to profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations. Should the need arise, there are no assurances that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Although we do not anticipate the need to raise additional capital at this time to fund our operations, we may raise additional capital if market conditions are appropriate.

Our contractual cash obligations at March 31, 2008 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years		More than 5 years
Capital leases	$54,300	$30,500	$23,800	$	---	$	---
Operating leases	1,612,800	360,300	757,200		495,300		---
Term loan, principal and interest	388,800	164,100	224,700		---		---
Unconditional purchase obligations with contract manufacturers	3,669,100	3,669,100	---		---		---
Total contractual cash obligations	$5,725,000	$4,224,000	$1,005,700		$495,300	$	---

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

(Index)

Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which establishes a framework for measuring fair value and enhanced disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," which provides for a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis. We adopted the provisions of SFAS 157 as of January 1, 2008, with respect to our financial assets and liabilities only. The adoption of this statement did not have a material impact on our financial statements. For additional discussion on fair value measurements see Note 1 to the Condensed Financial Statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 as of January 1, 2008. The adoption of SFAS 159 did not have a material impact on our financial statements.

(Index)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended March 31, 2008, a decline of 1% in interest rates would reduce our quarterly interest income by approximately $3,000.

Our bank credit line facilities of up to $4.0 million have variable interest rates based upon the lender's index rate plus 0.5% for both the domestic line (up to $2.5 million) and the international line (up to $1.5 million). Accordingly, interest rate increases would increase our interest expense on outstanding credit line balances. We utilized our credit line facility only at the end of the first quarter of 2008 and at the end of each quarter in fiscal 2007, and therefore did not subject ourselves to interest rate exposure. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $10,000 for each $1 million of borrowings, if outstanding for the entire year, against our bank credit facility or a maximum of $40,000 if we utilized our entire credit line.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in US dollars. However, we require our European distributors to purchase our products in Euros, we pay the expenses of our European employees in Euros and British pounds, and we may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and subsidiary expenses at the beginning, during and at the end of the quarter ended March 31, 2008, an adverse change of 10% in exchange rates would result in a decrease in our net income for the first quarter of approximately $73,000, if left unprotected. For the first quarter of 2008 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net gain of $9,000. We will continue to monitor, assess, and mitigate through hedging activities, the risk associated with these exposures.

(Index)

Item 4T. Controls and Procedures

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

We assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on our assessment using those criteria, we believe that, as of March 31, 2008, our internal control over financial reporting is effective.

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

(Index)

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There are no material changes to the risk factors described in Part I, "Item 1A. Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The risk factor titled, "Our Common Stock will become ineligible for listing on the NASDAQ Global Market or alternatively the NASDAQ Capital Market if it does not trade at or above $1.00, which would materially adversely affect the liquidity and price of our Common Stock," has been expanded to include information regarding the approval by stockholders of a proposal which grants to the Board of Directors the authority to initiate a reverse stock split in a range from one-for-five to one-for-ten any time through December 31, 2008. The presentation of numerical amounts and percentages in the following risk factors below titled: "A significant portion of our revenue currently comes from two distributors, and any decrease in revenue from these distributors could harm our business;" "Our operating results could be harmed by economic, political, regulatory and other risks associated with export sales;" "The sale of a substantial number of shares of our Common Stock could cause the market price of our Common Stock to decline;" and "Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock," have been updated to reflect the first quarter of 2008 information.

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

We were unprofitable in the first quarter of 2008 and in each of the quarters in fiscal years 2007 and 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was the first profitable year in our history, but only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. To achieve ongoing profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash and bank line of credit to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

We may require additional capital in the future, but that capital may not be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

Although we do not anticipate the need to raise additional capital during the next twelve months to fund our operations, we may incur operating losses in future quarters and may need to raise capital to fund these losses. Our forecasts are highly dependent on factors beyond our control, including market acceptance of our products and sales of handheld computers. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. In addition, the availability of our bank line is dependent upon our meeting certain covenants, including maintaining minimum levels of tangible net worth. Future operating losses could cause us to lose the availability of our bank line as a result of becoming non-compliant with these covenants.

(Index)

Our Common Stock will become ineligible for listing on the NASDAQ Global Market or alternatively the NASDAQ Capital Market if it does not trade at or above $1.00, which would materially adversely affect the liquidity and price of our Common Stock.

We are listed on the NASDAQ Global Market. Our continued listing is contingent on meeting specific quantitative standards, including a minimum closing bid price of $1.00. Our Common Stock has traded below $1.00 for significant periods during the last twelve months. In particular, our stock failed to maintain a minimum closing bid price of at least $1.00 in the 30 consecutive business days prior to December 10, 2007. On December 10, 2007 we received a staff deficiency notice from the Listing Qualifications Department of the NASDAQ Stock Market which stated that our stock will have to achieve a minimum closing bid price of at least $1.00 for at least 10 consecutive business days within 180 calendar days, or by June 9, 2008, or else we may be delisted from the NASDAQ Global Market. As of May 14, 2008, our Common Stock has not achieved the minimum closing bid price of $1.00 on any single day since receipt of the deficiency notice. Should we be delisted from the NASDAQ Global Market, we may be eligible for listing on the NASDAQ Capital Market, subject to meeting specific quantitative standards. If we transfer to the NASDAQ Capital Market, we will need to achieve a minimum closing bid price of $1.00 within 180 calendar days of the initial listing on the NASDAQ Capital Market.

On April 23, 2008 at the Annual Meeting of Stockholders, our stockholders approved a proposal to give the Board of Directors the authority to initiate a reverse stock split in a range from one-for-five to one-for-ten any time through December 31, 2008, which if implemented, would have the effect of increasing the trading price of our Common Stock. The NASDAQ Stock Exchange views the use of a reverse stock split as an acceptable method to achieve compliance with the minimum closing bid price requirement.

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

(Index)

If third parties do not produce and sell innovative products with which our products are compatible, or if our own line of mobile handheld computers is not successful, we may not achieve our sales projections.

Our success has been dependent upon the ability of third parties in the mobile personal computer industry to complete development of products that include or are compatible with our technology and then to sell these products into the marketplace. Even if we are successful in marketing and selling our new line of mobile handheld computers, our ability to generate increased revenue depends significantly on the commercial success of Windows mobile handheld devices, particularly the Pocket PC and other devices such as the line of handhelds with expansion options offered by Palm, and the adoption of these handheld computers for business use. If manufacturers are unable or choose not to ship new products such as Pocket PC and other Windows-mobile devices or Palm devices, or experience difficulties with new product transitions that cause delays in the market as we experienced in the past three years, or if these products, including our new line of mobile handheld computers, the first model of which we began shipping in June 2007, fail to achieve or maintain market acceptance, the number of our potential new customers would be reduced and we would not be able to meet our sales expectations.

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

A significant portion of our revenue comes from two distributors, Tech Data Corp. and Ingram Micro, Inc., which together represented approximately 28% and 37% of our worldwide revenue in the first quarter of 2008 and fiscal year 2007, respectively. We expect that a significant portion of our revenue will continue to depend on sales to Tech Data Corp. and Ingram Micro, Inc. We do not have long-term commitments from Tech Data Corp. or Ingram Micro, Inc. to carry our products. Either could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors' products. If we lose our relationship with Tech Data Corp. or Ingram Micro, Inc., we would experience disruption and delays in marketing our products.

If the market for mobile computers experiences delays, or fails to grow, we will not achieve our sales projections.

Substantially all of our peripheral products are designed for use with mobile personal computers, including handhelds, notebook computers, tablets and handheld computers with integrated phones. If the mobile personal computer industry does not grow, if its growth slows, or if product or operating system changeovers by mobile computer manufacturers and partners cause delays in the market, as we experienced in the past three years, or if the markets for our mobile handheld computers do not grow, we will not achieve our sales projections.

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

The market for mobile handheld computers in which we operate is very competitive. Our future financial performance is contingent on a number of unpredictable factors, including that:

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

We rely primarily on distributors, resellers, vertical industry partners, and OEMs to sell our products, and our sales would suffer if any of these third parties stops selling our products effectively.

Because we sell our products primarily through distributors, resellers, vertical industry partners, and OEMs, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results.

Our agreements with distributors, resellers, vertical industry partners, and OEMs are generally nonexclusive and may be terminated on short notice by them without cause. Our distributors, resellers, vertical industry partners, and OEMs are not within our control, are not obligated to purchase products from us, and may offer competitive lines of products simultaneously. Sales growth is contingent in part on our ability to enter into additional distribution relationships and expand our sales channels. We cannot predict whether we will be successful in establishing new distribution relationships, expanding our sales channels or maintaining our existing relationships. A failure to enter into new distribution relationships or to expand our sales channels could adversely impact our ability to grow our sales.

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

We have devoted significant research and development resources to design activities for Windows-mobile products, Palm devices, and handheld computers with integrated phones using Windows Mobile and Symbian System 60 and 80 operating systems, and more recently, to develop our own family of mobile handheld computers. Such design activities have diverted financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft, Palm, or Symbian is obligated to continue the collaboration or to support the products produced from the collaboration. Consequently, these organizations may terminate their collaborations with us for a variety of reasons, including our failure to meet agreed-upon standards or for reasons beyond our control, such as changing market conditions, increased competition, discontinued product lines, and product obsolescence.

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

In the course of operating our business, we may receive claims of intellectual property infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. Many of our competitors have large intellectual property portfolios, including patents that may cover technologies that are relevant to our business. In addition, many smaller companies, universities, and individuals have obtained or applied for patents in areas of technology that may relate to our business. The industry is moving towards aggressive assertion, licensing, and litigation of patents and other intellectual property rights. In June 2007, we received a letter from Wi-LAN Inc., accusing certain of our wireless LAN products of infringing two US and one Canadian patent held by WI-LAN Inc. In October 2007, WI-LAN Inc. filed patent infringement lawsuits against a number of companies alleging that those companies infringe the two US patents by manufacturing, using, or offering for sale products with wireless capability compliant with the IEEE 802.11 standards. WI-LAN Inc. is asking for money damages and a court order barring the sale of products that use the patented technology. We have not been named in the lawsuit, and we do not plan to make any changes to our current business at this time. Nonetheless, we may be added to the lawsuit in the future, and even if we are not, the outcome of this lawsuit may result in future changes to our business, including potential increased costs for those of our products that make use of the related technology. In October 2007, we received a letter from WIAV Solutions, LLC, offering to license the wireless technology covered by two US patents held by WIAV Solutions, LLC. The two patents cover implementations of the 802.11 standard. To date we have not entered into discussions to license their technology.

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

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options adversely affected our net income and earnings per share in the first quarter of 2008 and in each of the quarters in fiscal years 2007 and 2006, will continue to adversely affect future quarters, and will make profitability harder to achieve or make our future profits or net losses worse. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

Export sales (sales to customers outside the United States) accounted for approximately 39% of our revenue in the first quarter of 2008 and 41% of our revenue in the fiscal year 2007. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

The sale of a substantial number of shares of our Common Stock could cause the market price of our Common Stock to decline.

Sales of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock. The market price of our Common Stock could also decline if one or more of our significant stockholders decided for any reason to sell substantial amounts of our Common Stock in the public market.

As of April 30, 2008, we had 32,015,975 shares of Common Stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of April 30, 2008, we had 11,095,750 shares subject to outstanding options under our stock option plans, and 1,001,296 shares were available for future issuance under the plans. We have registered the shares of Common Stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of April 30, 2008, we had warrants outstanding to purchase a total of 870,451 shares of our Common Stock at exercise prices ranging from $0.722 to $2.73. All such warrants may be exercised at any time, and the shares issuable upon exercise may be resold, either without restrictions or subject, in some cases, only to S-3 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144.

(Index)

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2007 through April 30, 2008, our Common Stock price fluctuated between a high of $1.40 and a low of $0.43. The trading price of our Common Stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

(Index)

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders, held at our Newark, California facilities on April 23, 2008, the stockholders elected eight directors to serve until the next annual meeting of stockholders (Item 1), ratified the appointment of Moss Adams LLP to serve as the independent public accountants of the Company for the fiscal year ending December 31, 2008 (Item 2), approved a proposal to amend the Company's Certificate of Incorporation to effect a corporate name change to "Socket Mobile, Inc." (Item 3), and approved a proposal to authorize the Board of Directors to file an amendment to the Certificate of Incorporation to effect a reverse stock split any time through December 31, 2008. Total voting shares on the record date of February 25, 2008 consisted of 32,015,975 common shares. Each share of Common Stock was entitled to one vote. A total of 27,499,624 shares or 85.89% of outstanding shares were present or voting by proxy. Results of the stockholder vote were as follows:

ITEM 1:	FOR	WITHHELD	RESULT
Election of Directors:
Charlie Bass (1)(2)	25,696,525	1,803,099	Elected
Kevin Mills	25,958,868	1,540,756	Elected
Micheal Gifford	26,101,837	1,397,787	Elected
Leon Malmed (2)(3)	26,149,957	1,349,667	Elected
Thomas Miller (1)(2)	26,208,308	1,291,316	Elected
Gianluca Rattazzi (1)(2)	26,151,547	1,348,077	Elected
Peter Sealey (2)(3)	25,134,393	1,365,231	Elected
Enzo Torresi (2)(3)	26,136,197	1,363,427	Elected
(1) Denotes member of Audit Committee (2) Denotes member of Nominating Committee (3) Denotes member of Compensation Committee

ITEM 2:	FOR	AGAINST	ABSTAIN	RESULT
Appoint Moss Adams LLP as the Company's independent auditors for the 2008 fiscal year. Approval of a majority of votes cast required for approval.	26,745,521	226,082	528,019	Approved

ITEM 3:	FOR	AGAINST	ABSTAIN	RESULT
Amend the Company's Certificate of Incorporation to effect a corporate name change to Socket Mobile, Inc. Approval of a majority of outstanding shares required for approval.	26,632,976	336,372	530,275	Approved

ITEM 4:	FOR	AGAINST	ABSTAIN	RESULT
Authorize the Board of Directors to file an amendment to the Certificate of Incorporation to effect a reverse stock split anytime through December 31, 2008. Approval of a majority of outstanding shares required for approval.	24,586,271	2,822,871	90,479	Approved

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

SOCKET MOBILE, INC.
Registrant

Date: May 14, 2008	/s/ Kevin J. Mills
Kevin J. Mills President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 14, 2008	/s/ David W. Dunlap
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