Form 10-Q
period 2008-06-30
SOCKET MOBILE, INC.
filed 2008-08-13
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended June 30, 2008

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period ____________ to ____________

Commission file number 1-13810

SOCKET MOBILE, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3155066
(State of incorporation)	(IRS Employer Identification No.)

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

The number of shares of Common Stock ($0.001 par value) outstanding as of July 31, 2008 was 32,300,129 shares.

(Index)

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED BALANCE SHEETS
	June 30, 2008 (Unaudited)	December 31, 2007*
ASSETS
Current assets:
Cash and cash equivalents	$3,085,207	$4,963,359
Accounts receivable, net	4,117,341	2,614,872
Inventories	3,580,319	2,438,033
Prepaid expenses and other current assets	515,764	282,867
Total current assets	11,298,631	10,299,131

Property and equipment:
Machinery and office equipment	2,294,902	2,391,991
Computer equipment	1,185,379	1,125,875
	3,480,281	3,517,866
Accumulated depreciation	(2,401,479)	(2,373,409)
Property and equipment, net	1,078,802	1,144,457

Intangible assets, net	410,360	473,934
Goodwill	9,797,946	9,797,946
Other assets	259,001	258,444
Total assets	$22,844,740	$21,973,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,416,775	$2,429,168
Accrued payroll and related expenses	912,678	852,185
Bank line of credit	3,052,835	2,622,009
Deferred income on shipments to distributors	1,742,725	1,744,560
Term loan - short term portion	167,709	160,439
Current portion of capital leases and deferred rent	35,473	42,964
Total current liabilities	9,328,195	7,851,325

Term loan - long term portion	182,034	266,543
Long term portion of capital leases and deferred rent	125,869	139,743
Deferred income taxes	198,292	182,322
Total liabilities	9,834,390	8,439,933

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value: Authorized shares—100,000,000,
Issued and outstanding shares—32,300,129 at June 30, 2008 and 31,989,617 at December 31, 2007	32,300	31,990
Additional paid-in capital	54,238,219	53,654,483
Accumulated deficit	(41,260,169)	(40,152,494)
Total stockholders’ equity	13,010,350	13,533,979
Total liabilities and stockholders’ equity	$22,844,740	$21,973,912
_____________________________________________ * Derived from audited financial statements.

See accompanying notes.

(Index)

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$7,492,564	$6,299,817	$13,662,433	$11,848,157
Cost of revenues	3,854,419	3,215,959	7,006,736	5,979,732
Gross profit	3,638,145	3,083,858	6,655,697	5,868,425

Operating expenses:
Research and development	1,144,941	1,162,188	2,331,763	2,589,234
Sales and marketing	1,966,446	1,970,297	3,909,795	3,729,317
General and administrative	621,980	681,368	1,427,447	1,538,341
Amortization of intangible assets	31,787	33,807	63,574	67,615
Total operating expenses	3,765,154	3,847,660	7,732,579	7,924,507

Operating loss	(127,009)	(763,802)	(1,076,882)	(2,056,082)

Interest income and other	4,220	29,642	16,148	67,523
Interest expense	(18,277)	(2,648)	(30,971)	(6,062)

Net loss before deferred taxes	(141,066)	(736,808)	(1,091,705)	(1,994,621)
Deferred tax expense	(7,985)	(7,985)	(15,970)	(15,973)
Net loss	$(149,051)	$(744,793)	$(1,107,675)	$(2,010,594)

Net loss per share:
Basic	$0.00	$(0.02)	$(0.03)	$(0.06)
Diluted	$0.00	$(0.02)	$(0.03)	$(0.06)

Weighted average shares outstanding:
Basic	32,129,321	31,914,997	32,071,060	31,893,610
Diluted	32,129,321	31,914,997	32,071,060	31,893,610

See accompanying notes.

(Index)

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net loss	$(1,107,675)	$(2,010,594)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	393,933	534,728
Depreciation and amortization	274,096	277,053
Amortization of intangible assets	63,574	67,615
Net foreign currency transaction (gains) losses	21,401	(20,737)
Change in deferred rent	(2,019)	117,176
Deferred tax expense	15,970	15,973

Changes in operating assets and liabilities:
Accounts receivable	(1,529,949)	(394,115)
Inventories	(1,142,286)	279,633
Prepaid expenses and other current assets	(232,897)	(78,345)
Other assets	(557)	16,067
Accounts payable and accrued expenses	1,004,768	499,645
Accrued payroll and related expenses	60,493	449,398
Deferred income on shipments to distributors	(1,835)	76,859
Net cash used in operating activities	(2,182,983)	(169,644)

Investing activities
Purchases of equipment and tooling	(208,441)	(665,925)
Net cash used in investing activities	(208,441)	(665,925)

Financing activities
Payments on capital leases and equipment financing notes	(19,346)	(4,206)
Gross proceeds from borrowings under bank line of credit agreement	5,806,982	4,563,159
Gross repayments of borrowings under bank line of credit agreement	(5,376,156)	(4,498,491)
Proceeds from bank term loan	---	500,000
Repayments of bank term loan	(77,239)	---
Proceeds from the exercise of stock options and warrants	190,113	62,329
Net cash provided by financing activities	524,354	622,791

Effect of exchange rate changes on cash and cash equivalents	(11,082)	7,199
Net decrease in cash and cash equivalents	(1,878,152)	(205,579)

Cash and cash equivalents at beginning of period	4,963,359	6,104,277
Cash and cash equivalents at end of period	$3,085,207	$5,898,698

Supplemental cash flow information
Cash paid for interest	$31,562	$6,062

See accompanying notes.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed financial statements of Socket Mobile, Inc. (the "Company") (formerly Socket Communications, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation, have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which establishes a framework for measuring fair value and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," which provides for a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis. The Company adopted the provisions of SFAS 157 as of January 1, 2008, with respect to its financial assets and liabilities only. The adoption of SFAS 157 did not have a material impact on the Company's financial statements. Under SFAS 157, the definition of fair value focuses on the price that would be received upon the sale of an asset or the amount paid to transfer a liability. The fair value measurement should reflect all of the assumptions that market participants would use in pricing the asset or liability. SFAS 157 establishes a three-level hierarchy to prioritize the inputs used in valuation techniques for fair value consisting of: 1) observable inputs that reflect quoted prices in active markets; 2) inputs other than quoted prices with observable market data; and 3) unobservable data. SFAS 157 requires disclosures detailing the extent to which the Company measures assets and liabilities at fair value, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. At June 30, 2008, all of the Company's cash and cash equivalents consisted of amounts held in demand and money market deposits in banks. The Company regularly enters into forward foreign currency contracts to reduce exposures related to rate changes in certain foreign currencies. The Company's forward foreign currency contracts are recorded at fair value and are included in accrued liabilities at June 30, 2008. At June 30, 2008, none of these derivative instruments was accounted for as a hedge transaction, and accordingly, changes in the fair value of the forward foreign currency contracts were recorded in net income. At June 30, 2008, contracts with a notional amount of $470,160 to hedge Euros, were recorded as a liability with a fair value of $2,647, based on quotations from financial institutions.

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

NOTE 3 - Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	June 30, 2008	December 31, 2007
Raw materials and sub-assemblies	$3,083,192	$2,012,745
Finished goods	497,127	425,288
	$3,580,319	$2,438,033

Increases in overall inventory balances at June 30, 2008 are due primarily to higher stocking levels of Bluetooth modules for the Company's OEM customers and higher stocking levels of the Company's mobile handheld computer.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - Bank Financing Arrangements

On March 24, 2008, the Company agreed with its bank to extend the term of the existing credit facility by an additional year. The facility now expires on March 24, 2010. The credit facility allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables, up to a maximum of $2,500,000 and $1,500,000, respectively, at the lender's index rate based on prime plus 0.5%. The rates in effect at June 30, 2008 were 5.5% on both the domestic and international lines. At June 30, 2008, outstanding amounts borrowed under the lines were $2,362,835 and $690,000, respectively, which were the approximate amounts available on the lines. Of these amounts outstanding at June 30, 2008, $1.8 million was repaid in early July 2008. In fiscal 2007 the Company used the credit facility only at the end of each quarter. At December 31, 2007, outstanding amounts borrowed under the lines were $1,752,459 and $869,550, respectively, which were the approximate amounts available on the lines. These amounts outstanding at December 31, 2007 were repaid in early January 2008. The rates in effect at December 31, 2007 were 7.75% on both the domestic and international lines. Under the terms of the credit agreement, beginning March 31, 2008, the Company must maintain a quarterly minimum tangible net worth of at least $2,500,000, plus beginning thereafter, 50% of net income. The Company was in compliance with the tangible net worth requirement at June 30, 2008.

Under the terms of a term loan agreement, the Company borrowed a principal amount of $500,000 on June 29, 2007. The term loan bears a fixed interest rate of 9.75%, equal to the prime rate plus 1.5% at the time of the advance, and is to be repaid by the Company in 36 equal monthly installments. At June 30, 2008, $349,743 was outstanding on the term loan, of which $167,709 and $182,034 is classified as short term debt and long term debt, respectively. Remaining payments of principal due in future periods are as follows: $80,377, $173,228, and $ 93,315, for the years ending December 31, 2008 (six months remaining), 2009 and 2010, respectively.

NOTE 5 - Intangible Assets

Intangible assets at June 30, 2008 consist of a patent purchased in 2004 for $600,000 covering the design and functioning of plug-in bar code scanners, bar code imagers, and radio frequency identification products, which is being amortized on a straight line basis over its estimated life of ten years, and intangible assets of $570,750 remaining from a prior acquisition in 2000 consisting of developed software and technology with estimated lives at the time of acquisition of 8.5 years.

Amortization of all intangible assets for the three and six months ended June 30, 2008 was $31,787 and $63,574, respectively, compared to $33,807 and $67,615, respectively, for the same periods in 2007. Intangible assets as of June 30, 2008 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$240,000	$360,000
Project management tools	570,750	520,390	50,360
Total intangible assets	$1,170,750	$760,390	$410,360

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Intangible assets as of December 31, 2007 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$210,000	$390,000
Project management tools	570,750	486,816	83,934
Total intangible assets	$1,170,750	$696,816	$473,934

Based on definite lived intangible assets recorded at June 30, 2008, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2008 (six months remaining)	$63,573
2009	76,787
2010	60,000
2011	60,000
2012	60,000
2013 and beyond	90,000
$410,360

NOTE 6 - Segment Information

The Company operates in one segment-mobile systems solutions for businesses. Mobile systems solutions typically consist of a handheld computer, data collection and connectivity peripherals, and third party vertical applications software. The Company markets its products in the United States and foreign countries through its sales personnel, vertical industry partners, and distributors. Revenues for the geographic areas for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2008	2007	2008	2007
United States	$4,973,609	$4,134,620	$8,737,473	$7,398,880
Europe	1,732,798	1,708,146	3,401,289	3,471,891
Asia and rest of world	786,157	457,051	1,523,671	977,386
Total revenues	$7,492,564	$6,299,817	$13,662,433	$11,848,157

Export revenues are attributable to countries based on the location of the Company's customers. The Company does not hold long-lived assets in foreign locations.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Major customers who accounted for at least 10% of the Company's total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Tech Data Corp.	14%	25%	15%	24%
Ingram Micro, Inc.	16%	13%	14%	13%
Intermec, Inc.	*	*	11%	*
Honeywell Imaging and Mobility (formerly Hand Held Products, Inc.)	12%	*	*	*
__________________________________ * Customer accounts for less than 10% of total revenues for the period

NOTE 7 - Stock-Based Compensation

The Company accounts for share-based awards in accordance with SFAS 123R. SFAS 123R requires all share-based awards to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company uses a binomial lattice valuation model to estimate the fair value of stock option grants made on or after January 1, 2006. The binomial lattice model incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these factors affect the estimate of the fair value of the Company's stock option grants.

The weighted average per share fair value of the individual options issued and outstanding during the three and six months ended June 30, 2008 was estimated at $0.74 and $0.86, respectively, compared to $1.60 and $1.56, respectively, for the three and six months ended June 30, 2007. The fair values were determined using a binomial lattice valuation model for options granted on or after January 1, 2006, and a Black-Scholes valuation model for options granted prior to January 1, 2006. Weighted average assumptions for options issued and outstanding during the three and six months ended June 30, 2008 and 2007 are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk-free interest rate (%)	4.19%	3.85%	4.15%	3.75%
Dividend yield	---	---	---	---
Volatility factor	0.73	1.0	0.77	1.0
Expected option life (years)	4.9	4.7	4.8	4.7

At June 30, 2008, options issued to employees for 10,965,722 shares were outstanding, of which 7,612,192 were exercisable. At June 30, 2007, options issued to employees for 9,941,887 shares were outstanding, of which 7,108,923 were exercisable.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Total stock-based compensation expense recognized in the Company's statements of income for the three and six months ended June 30, 2008 and 2007 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2008	2007	2008	2007
Cost of revenues	$11,013	$20,427	$20,209	$43,107
Research and development	50,603	65,512	108,157	128,478
Sales and marketing	66,482	92,541	133,584	172,185
General and administrative	46,769	74,580	131,983	190,958
Total	$174,867	$253,060	$393,933	$534,728

The decline in stock-based compensation expense in the three and six months ended June 30, 2008 compared to the same periods one year ago reflects older grants with higher valuations, compared to more current grants, becoming fully expensed.

NOTE 8 - Net Loss Per Share Applicable to Common Stockholders

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(149,051)	$(744,793)	$(1,107,675)	$(2,010,594)

Denominator:
Weighted average common shares outstanding used in computing net loss per share:
Basic	32,129,321	31,914,997	32,071,060	31,893,610
Diluted	32,129,321	31,914,997	32,071,060	31,893,610

Net loss per share:
Basic	$0.00	$(0.02)	$(0.03)	$(0.06)
Diluted	$0.00	$(0.02)	$(0.03)	$(0.06)

For the three and six months ended June 30, 2008 and 2007, the diluted net loss per share is equal to the basic net loss per share because the Company experienced losses in these periods. Thus no potential common shares underlying stock options or warrants have been included in the net loss per share calculation, as their effect is anti-dilutive. Therefore, options and warrants to purchase 11,595,445 and 10,875,255 shares of Common Stock at June 30, 2008 and 2007, respectively, have been omitted from the diluted net loss per share calculation.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - Taxes

Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax expense of $7,985 and $15,970 for the three and six months ended June 30, 2008, respectively, and the corresponding deferred tax liability shown on the Company's balance sheet, is related entirely to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Deferred tax expense for the three and six months ended June 30, 2007 was $7,985 and $15,973, respectively. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets, and furthermore, this deferred tax liability may never reverse. The Company has not generated taxable income in any periods in any jurisdiction, foreign or domestic. The Company maintains a full valuation allowance for all other components of deferred tax assets.

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109," ("FIN 48"). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements, and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition issues. There were no adjustments to the financial statements as a result of the adoption of FIN 48. At December 31, 2007, the Company has an unrecognized tax benefit of approximately $595,000, which did not change significantly during the six months ended June 30, 2008. The application of FIN 48 does not result in a change to retained earnings, as the unrecognized tax benefit would be fully offset by the application of a valuation allowance. Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. It is the Company's policy to include interest and penalties related to tax positions as a component of income tax expense. No interest was accrued for the three and six months ended June 30, 2008.

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

(Index)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements forecasting future financial results and operating activities, market acceptance of our products, expectations for general market growth of handheld computers and other mobile computing devices, growth in demand for our products, expansion of the markets that we serve, expansion of the distribution channels for our products, adoption of our embedded products by third party manufacturers of electronic devices, and the timing of the introduction and availability of new products, as well as other forecasts discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "may," "will," "predicts," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management's beliefs, and assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Factors that could cause actual results and outcomes to differ materially include, but are not limited to: the risk of delays in the availability of our products due to technological, market or financial factors including the availability of necessary working capital; our ability to successfully develop, introduce and market future products; the change in gross margins between current and future products; our ability to effectively manage and contain our operating costs; the availability of announced third party handheld computer hardware and software that our products are intended to work with; product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with; continued growth in demand for handheld computers; market acceptance of emerging standards such as Bluetooth and Wireless LAN and of our related connection, data collection, and mobile handheld computer products; the ability of our strategic relationships to benefit our business as expected; our ability to enter into additional distribution relationships; or other factors described in this Form 10-Q including "Part II, Item 1A. Risk Factors" and recent Form 8-K and Form 10-K reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the interim condensed financial statements and notes included elsewhere in this report, the Company's annual financial statements in the Form 10-K, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

(Index)

Revenues

We produce mobile computing products which are combined with third party application software to create mobile system solutions that serve the Business Mobility market. Mobile systems solutions typically consist of a handheld computer, data collection and connectivity peripherals, and third party vertical applications software. We have historically offered a wide range of data collection, connectivity peripheral, and embedded products for use with mobile computing devices offered by third parties. In January 2007, we began doing business as Socket Mobile to emphasize our commitment to mobile computing, and formally changed our name to Socket Mobile, Inc. in April 2008. In June 2007, we introduced our first mobile handheld computer, the SoMo™650, and began offering this mobile handheld computer and our peripherals for use with third party vertical applications software. Our data collection and connectivity peripheral products are used with a variety of handheld computers, including our SoMo 650 mobile handheld computer, and with tablet computers, notebook computers and handheld computers with integrated phones that use Windows Mobile, Windows XP, Windows Vista, RIM Blackberry, Palm, Symbian 60 and Symbian 80 operating systems.

Our overall company brand identity and positioning goal is to become the leading provider of easy-to-deploy Business Mobility systems and peripherals. The guiding principles that we follow in developing our mobile handheld and peripheral products for the Business Mobility computing market are stable and expandable computing devices with industry standard expansion form factors, compact design, low battery power consumption to extend time between charges, ease of use, interoperability, and quality. Our focus is business customers in the mobile marketplace. Our mobile handheld computing products have been designed to address the Business Mobility market for a handheld computer that is neither a consumer-oriented handheld device nor a heavy duty industrial device. Our mobile handheld computer is easy to customize and integrate with peripherals and information systems and has an expected product life cycle of three to five years which meets the needs of businesses for longer deployments than have been available with most consumer-oriented handheld devices.

We work with more than 200 software integration companies that are offering or developing vertical application software for use with handheld computers. Examples of these vertical applications include patient medication administration within the health care industry, retail merchandising such as managing inventory on retail store shelves, sales and field force automation involving the collection and processing of orders or service information from remote locations by sales and service personnel, asset management and inventory control for assets having bar codes or radio frequency identification tags, and mobile point of sale applications. These mobile solutions are designed to improve the productivity of business enterprises by automating manual tasks, improving the quality of information collected, and enhancing mobile productivity by processing and transferring information from remote locations and mobile devices to the business enterprise, and then if required, back to the remote locations and mobile devices.

Most of our products, except our OEM embedded products, are sold through distributors and resellers that serve business customers. Our OEM embedded products are sold directly to the manufacturers of devices in which our products are embedded. The geographic regions we serve include the Americas, Europe, the Middle East, Africa and Asia Pacific. Total revenues for the three and six months ended June 30, 2008 were $7.5 million and $13.7 million, respectively, which represented increases of 19% and 15% from revenues of $6.3 million and $11.8 million, respectively for the corresponding periods one year ago.

(Index)

Our revenues in the comparable three and six month periods may be classified into three broad product families:

  Mobile handheld computer products;
  Mobile peripheral products, including
  - Data collection products,
  - Connectivity products,
  - Serial interface products, and
  OEM embedded products.

Our mobile handheld computer products have been designed to address the Business Mobility market for a handheld computer that is neither a consumer-oriented handheld device nor a heavy duty industrial device. Our initial model, the SoMo 650 (SoMo is derived from Socket Mobile), was introduced in June 2007 and featured the Microsoft Windows Mobile 5.0 for Pocket PC operating system to ensure a high level of mobile application compatibility and to give workers a familiar computing environment. We began offering Windows Mobile 6 Classic and multiple language support for the SoMo 650 in the second quarter of 2008 giving customers a choice of operating systems and languages to best fit their needs. The SoMo 650 is easy to customize and integrate with peripherals and information systems and has an expected product life cycle of three to five years which meets the needs of businesses for longer deployments than have generally been available with most consumer-oriented handheld devices. Our mobile handheld computer's features include Wireless LAN and Bluetooth, a fast processor, a large, bright screen display, large amounts of SDRAM and flash memory, extended battery life, programmable action buttons to activate peripheral devices, reinforced CompactFlash and SDIO card slots, and a durable case. Additional models are in development, including a radio-free configured SoMo 650 for high security applications to begin shipping in the third quarter of 2008, that will run the Windows Mobile 5 or Windows Mobile 6 Classic operating system, add additional multiple language support, enable extended outdoor use, and offer specialized capabilities oriented to the needs of specific vertical markets. The SoMo 650 was specifically designed without an integrated mobile phone as most solutions involving our products use Bluetooth or Wireless LAN connections for data communications and do not require an integrated mobile phone. Mobile handheld computer products represented approximately 14% and 13% of our revenues for the three and six month periods ended June 30, 2008, respectively, compared to 1% of our revenues in each of same periods one year ago.

Our mobile peripheral products consist of data collection products, connectivity products, and serial interface products, which together represented approximately 52% and 54% of our revenues for the three and six months ended June 30, 2008, respectively, compared to 71% and 75% of our revenues for the same periods one year ago.

Our data collection products enable the electronic collection of data from bar codes, Radio Frequency IDentification (RFID) tags, or magnetic stripes and consist of:

  bar code scanning products that plug into or connect wirelessly to handheld computers, tablet computers, notebook computers, and handheld computers with integrated phones that use Windows Mobile, Windows XP, Windows Vista, Windows Tablet, RIM Blackberry, Palm, or Symbian 60 or Symbian 80 operating systems, and turn these devices into portable bar code scanners that can be used in various retail and industrial workplaces;
  plug-in radio frequency identification products that read radio frequency identification tags;
  a combination plug-in bar code scanner and radio frequency identification reader; and
  a plug-in magnetic stripe reader.

(Index)

We have developed extensive bar code scanning software called SocketScan that supports all of our data collection products, and have software developer kits that assist third party developers in integrating our SocketScan software and our hardware products into their applications and solutions. Our bar code scanning products include CompactFlash and SDIO plug-in bar code scanners for linear and two-dimensional bar code scanning, along with a cordless handheld bar code scanner and a ring scanner worn on the index finger, both of which connect to computing systems using the Bluetooth standard for short-range wireless connectivity. Data collection products represented approximately 41% of our revenues in both the three and six months ended June 30, 2008, compared to 52% and 55% of our revenues for the same periods, respectively, one year ago.

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

Connectivity products represented approximately 6% and 7% of our revenues for the three and six months ended June 30, 2008, respectively, compared to 12% of our revenues in each of the same periods one year ago.

Our serial interface products enable the connection of a mobile computer to electronic devices either as a plug-in card (one, two or four ports) connecting over cables, or wirelessly over a Bluetooth network. Our serial interface products are used primarily with Windows XP and Windows Vista based devices. We recently introduced a USB to serial connector to enable a serial connection through a USB interface. Serial interface products represented approximately 5% and 6% of our revenues in the three and six months ended June 30, 2008, respectively, compared to 7% and 8% of our revenues for the same periods one year ago.

Our OEM embedded products consist of Bluetooth and Wireless LAN modules and plug-in cards used primarily by OEMs of handheld computers and other devices to build wireless connection functions into their products using the Bluetooth and Wireless LAN standards for wireless connectivity. Our plug-in cards and modules using the Bluetooth standard for short-range wireless connectivity include extensive communications software enabling the use of these products, as do our plug-in cards for connecting to local wireless networks using the Wireless LAN 802.11b/g (or Wi-Fi) standards. We have recently added Cisco Compatible Extensions (CCX) 4.0 certification to our Wireless LAN software to enable our Wireless LAN products to be compatible with a Cisco Wireless LAN infrastructure. Bluetooth and Wireless LAN connection functions are being built into many third party mobile devices, which may reduce the demand for our plug-in products through expansion slots but may increase the demand for our Bluetooth and Wireless LAN modules and embedded plug-in cards. OEM embedded products represented approximately 34% and 33% of our revenues for the three and six months ended June 30, 2008, respectively, compared to 28% and 24% of our revenues for the same periods one year ago.

(Index)

Our revenues by product family for the three and six months ended June 30, 2008 and 2007, and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
Product family:	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
Mobile handheld computer products	$1,032	$67	1440%	$1,707	$67	2448%
Mobile peripheral products:
Data collection	3,056	3,270	(7%)	5,561	6,505	(15%)
Connectivity	437	734	(40%)	906	1,423	(36%)
Serial products	405	434	(7%)	977	921	6%
OEM embedded products	2,563	1,795	43%	4,512	2,932	54%
Total	$7,493	$6,300	19%	$13,663	$11,848	15%

Our mobile handheld computer product revenues in the three and six months ended June 30, 2008 were $1,032,000 and $1,707,000, respectively, compared to $67,000 in each of the same periods one year ago. We began shipping our first mobile handheld computer, the SoMo 650, to customers in our distribution channel in the second quarter of 2007. In the third quarter of 2007 we completed our objectives of ramping up production and fully stocking our distribution channel to enable the commencement of widespread customer evaluation, qualification, and deployment. Increased revenues for our handheld computer in 2008 reflect higher sales volumes due to a growing customer base with larger average unit deployments.

Our data collection product revenues in the three and six months ended June 30, 2008 were $3.1 million and $5.6 million, a decrease of 7% and 15% compared to revenues of $3.3 million and $6.5 million, respectively, in the comparable periods one year ago. Declines in the comparable three month periods were due primarily to lower sales volumes of our Cordless Hand Scanner, SDIO In-Hand Scan card, and our Cordless Ring Scanner. Revenues related to our primary scanning product, the CompactFlash In-Hand Scan card, were flat in the comparable three month periods. Revenue decreases in the comparable six month periods of $0.6 million in sales of our primary scanning product, the CompactFlash In-Hand Scan card, decreases of $0.3 million in sales of our Cordless Ring Scanner, and decreases in sales volumes of our Cordless Hand Scanner were partially offset by increases in sales volumes of our SDIO In-Hand Scan card. Data collection revenues in the first half of 2008 were slowed in the first quarter but began to recover in the second quarter due in part to delayed availability of new handheld computer models originally announced by a major handheld computer manufacturer in the third quarter of 2007, which did not begin shipping until February 2008. Such announcements and delayed timing of product availability typically slow customer deployments of our peripheral products because of the time needed by customers to evaluate or adopt the new handheld computer models.

(Index)

Our connectivity product revenues in the three and six months ended June 30, 2008 were $437,000 and $906,000, respectively, declining 40% and 36% compared to revenues of $734,000 and $1,423,000, respectively, in the same periods one year go. The declines in each of the comparable periods resulted from reduced sales volumes of our Modem plug-in products and Ethernet plug-in products due to reduced corporate deployment of these wired connection solutions.

Our serial interface product revenues in the three and six months ended June 30, 2008 were $405,000 and $977,000, respectively, a decline of 6% and an increase of 6% compared to revenues of $433,000 and $920,000, respectively, in the comparable periods one year ago. Revenue increases in the comparable six month periods were from sales of our standard serial PC card products. Our standard peripheral connection cards are primarily sold to connect peripheral devices or other electronic equipment to notebook computers. Partially offsetting these increases in the comparable six months were declines in sales of our CompactFlash card product, which also declined in the comparable three month periods. Sales of our cordless Bluetooth serial adapter product were flat in the comparable periods.

Our OEM embedded product revenues in the three and six months ended June 30, 2008 were $2.6 million and $4.5 million, respectively, an increase of 43% and 54% compared to $1.8 million and $2.9 million, respectively, in the comparable periods one year ago. Revenue increases of $0.8 million and $1.7 million in sales of our Bluetooth modules in the three and six months of 2008 were due to a recovery in market conditions that existed in early 2007. In the first quarter of 2007 our customers in the industrial ruggedized market segment experienced pronounced increased competition due to a short-term aggressive price discounting by a major competitor, a trend which adversely affected our related Bluetooth module revenues in the first quarter of 2007, but improved steadily in the following second, third, and fourth quarters of 2007, and through the first half of 2008, following cessation of the aggressive discounting by the competition. Additional revenue increases in the three and six month periods were from sales our Wireless LAN plug-in card products and were due primarily to increased sales volumes of these products in the second quarter of 2008. Partially offsetting these increases were declines in revenues related to our Bluetooth plug-in cards in each of the comparable periods, primarily due to this wireless technology becoming increasingly a standard feature built-in by handheld computer manufacturers.

Gross Margins
Gross margins in both the three and six month periods ended June 30, 2008 were 49% compared to margins of 49% and 50%, respectively, in each of the comparable periods in 2007. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Reductions in overall margins in the first half of 2008 compared to the same period one year ago are due primarily to discounts on volume purchases of our Bluetooth modules by customers in our OEM embedded business segment and increased sales of our mobile handheld computer which began shipping late in the second quarter of 2007. Margins on our mobile handheld computer product are below our average product margins. We expect a more significant reduction in our overall gross margins as the volumes of our mobile handheld computer products increase.

(Index)

Research and Development Expense
Research and development expense for the three months ended June 30, 2008 was $1,145,000, a decrease of 1% compared to research and development expense of $1,162,000 in the corresponding period one year ago. Research and development expense for the six months ended June 30, 2008 was $2.3 million, a decline of 10% compared to research and development expense of $2.6 million in the corresponding period one year ago. The decrease in the comparable three months is attributable to reduced consulting and professional fees. Decreases of $0.2 million in the comparable six months are attributable to the costs incurred in the first quarter of 2007 related to the development of our SoMo 650 mobile handheld computer, the development of which was begun in the fourth quarter of 2006 with the majority of the development expense concluded by the end of the first quarter of 2007. Additional decreases in the comparable six months were from reductions in consulting and professional fees related to fewer projects requiring the use of external technical expertise, and from reductions in equipment costs due to higher amounts of depreciation expense related to capitalized tooling in the first quarter of 2007. Partially offsetting these decreases were increases in personnel costs from staffing in-house expertise for technical skills formally obtained from outside consulting and professional service providers. Research and development expenses are expected to increase in the third quarter of 2008 from second quarter levels.

Sales and Marketing Expense
Sales and marketing expense in each of the three month periods ended June 30, 2008 and 2007 was $2.0 million. Sales and marketing expense for the six month period ended June 30, 2008 was $3.9 million, an increase of 5% compared to sales and marketing expense of $3.7 million in the corresponding period one year ago. Increases in personnel costs in the comparable three and six month periods were due to the additions of key personnel beginning in the second quarter of 2007, including our Senior VP of Sales & Marketing, as we added sales resources in North America to begin selling our new SoMo 650 mobile handheld computer, which began shipping late in the second quarter of 2007, and to recruit and develop new third party channel partners. Additional increases in the comparable six month periods were related to higher levels of participation at key tradeshows in the first half of 2008 compared to the same period one year ago. The increased personnel expense in the comparable three month periods were offset by reductions in advertising and promotion expense, and reduced travel expense. Sales and marketing expense is expected to increase in the third quarter of 2008 from second quarter levels due to increased personnel costs and promotional activities.

General and Administrative Expense
General and administrative expense for the three months ended June 30, 2008 was $622,000, a decrease of 9% compared to general and administrative expense of $682,000 in the corresponding period one year ago. General and administrative expense for the six month period ended June 30, 2008 was $1.4 million, a decrease of 7% compared to general and administrative expense of $1.5 million in the corresponding period one year ago. Decreases in the comparable three and six month periods were primarily from reduced stock-based compensation expense as older grants with higher valuations compared to more current grants, became fully expensed. General and administrative expense in the third quarter of 2008 is expected to continue at levels similar to those in the second quarter of 2008.

(Index)

Amortization of Intangibles
In July 2004 we acquired a patent which covers the design and functioning of plug-in bar code scanners, bar code imagers, and radio frequency identification products. The patent was purchased for $600,000 and has been capitalized as an intangible asset. The patent is being amortized on a straight line basis over a ten-year period. Intangible assets of $571,000 remaining from a prior acquisition in 2000 consist of developed software and technology with estimated lives at the time of acquisition of 8.5 years. Amortization charges for the three and six months ended June 30, 2008 for all acquired intangibles were $32,000 and $64,000, respectively, compared to $34,000 and $68,000 for the same periods one year ago.

Interest Income and Expense
Interest income reflects interest earned on cash balances. Interest income of $4,000 and $16,000 in the three and six month periods ended June 30, 2008, respectively, declined from interest income of $30,000 and $68,000, respectively, in the comparable periods one year ago. Lower interest income in the comparable periods reflects lower average cash balances combined with lower average rates of return.

Interest expense of $18,000 and $31,000 for the three and six months ended June 30, 2008, respectively, increased from interest expense of $3,000 and $6,000, respectively, for the comparable periods one year ago. Interest expense is related to interest on amounts drawn on our bank lines of credit and term loan, and interest on equipment lease financing obligations. Higher interest expense in the comparable periods is due to higher average balances outstanding on our bank lines of credit partially offset by lower interest rates, and higher average amounts outstanding on our bank term loan compared to the same periods one year ago. In the second quarter of 2008, average amounts outstanding on our bank lines of credit increased from prior quarters' levels. Prior to the second quarter of 2008 we used our bank lines of credit only at the end of the quarter in the first quarter of 2008 and at the end of each quarter in 2007. The term loan was advanced at the end of the second quarter of 2007 and is being repaid in 36 monthly installments which began in July of 2007. Interest expense is expected to increase in the third quarter of 2008 from second quarter levels due to higher average amounts outstanding anticipated on our bank lines of credit to finance working capital increases related to anticipated growth.

Taxes
Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax expense of $8,000 and $16,000 in the three and six month periods ended June 30, 2008 and 2007, and the corresponding deferred tax liability shown on the Company's balance sheet, is related entirely to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets, and furthermore, this deferred tax liability may never reverse. The Company maintains a full valuation allowance for all other components of deferred tax assets. The Company has not generated taxable income in any periods in any jurisdiction, foreign or domestic.

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

Liquidity and Capital Resources
We were unprofitable in the first two quarters of 2008. We were unprofitable in each of the quarters of fiscal years 2007 and 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was the first profitable year in our history, but only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. We may continue to be unprofitable in the foreseeable future. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $51 million in equity capital to fund our operations.

Cash used in operating activities was $2.2 million in the first half of 2008, compared to cash used in operating activities of $0.2 million in the first half of 2007. Cash used in the first half of 2008 resulting from our net loss adjusted for non-cash items was $0.3 million compared to cash used of $1.0 million in the first half of 2007 from our net loss adjusted for non-cash items. Adjustments for non-cash items consisting of depreciation and amortization, amortization of intangibles, gains and losses on foreign currency transactions, changes in deferred rent, deferred tax expense, and stock-based compensation expense, totaled $0.8 million in the first half of 2008 compared to $1.0 million in the first half of 2007. Changes in working capital balances in the first half of 2008 resulted in a use of cash of $1.8 million, and were primarily from increases in accounts receivable due to the timing of shipments late in the second quarter of 2008 and the timing of collections from key distributors concentrated at the end of the fourth quarter of 2007, and increases in inventories due primarily to stocking higher quantities of our Bluetooth modules for our OEM customers, and stocking higher quantities of our mobile handheld computer, partially offset by increases in accounts payable related to the purchases that led to the increased levels of inventories. Changes in working capital balances in the first half of 2007 resulted in a source of cash of $0.8 million, and were primarily from increases in accounts payable and accrued expenses attributable to development costs of our mobile handheld computer and the purchase of the related initial quantities of units late in the second quarter, increased accrued payroll expenses related to additions of key sales personnel as we staffed the sales team to begin selling our new mobile handheld computer, and reductions in levels of inventories primarily due to increased shipments of our Bluetooth modules in the second quarter of 2007, partially offset by increases in accounts receivable due to higher overall shipments in the second quarter of 2007.

Cash used in investing activities was $0.2 million in the first half of 2008 compared to $0.7 million in the first half of 2007. Higher amounts of investing activities in the first half of 2007 reflect the costs of leasehold improvements related to our corporate headquarters into which we moved at the beginning of the first quarter of 2007. Remaining investing activities in each of the periods reflects the costs of new computer hardware and software, and tooling costs.

(Index)

Cash provided from financing activities was $0.5 million in the first half of 2008, compared to $0.6 million during the first half of 2007. Financing activities in the first half of 2008 consisted primarily of a net increase in the amounts drawn on our bank lines of credit at the end of the quarter, proceeds from the exercise of warrants and stock options, and repayments on our bank term loan, which was advanced at the end of June 2007 and is being repaid in 36 monthly installments beginning in July 2007. Financing activities in the first half of 2007 consisted primarily of proceeds from a term loan advanced at the end of the second quarter of 2007, a net increase in the amounts drawn on our bank lines of credit, and proceeds from the exercise of stock options.

Our cash balances at June 30, 2008 were $3.1 million, including cash of $3.1 million drawn against our bank line of credit and a net balance of $0.4 million from the bank term loan, which is being repaid monthly over three years beginning in July 2007. In March 2008, we extended our bank line of credit agreement, which will now expire on March 24, 2010. We have employee stock options outstanding that, if exercised, would further increase our cash and equity balances. We believe our existing cash, plus our ability to reduce costs, and our bank line will be sufficient to meet our funding requirements at least through June 30, 2009. If we can return to profitability and revenue growth, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increasing expenses, including more employees to support our growth and increases in salaries, benefits, and related support costs for employees. If we cannot return to profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations. Should the need arise, there are no assurances that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Although we do not anticipate the need to raise additional capital at this time to fund our operations, we may raise additional capital if market conditions are appropriate.

Our contractual cash obligations at June 30, 2008 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years		More than 5 years
Capital leases	$44,500	$23,700	$20,800	$	---	$	---
Operating leases	1,523,000	363,300	763,400		396,300		---
Term loan, principal and interest	349,700	167,700	182,000		---		---
Unconditional purchase obligations with contract manufacturers	5,373,100	5,373,100	---		---		---
Total contractual cash obligations	$7,290,300	$5,927,800	$966,200		$396,300	$	---

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

(Index)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended June 30, 2008, a decline of 1% in interest rates would not have had a material affect on our quarterly interest income.

Our bank credit line facilities of up to $4.0 million have variable interest rates based upon the lender's index rate plus 0.5% for both the domestic line (up to $2.5 million) and the international line (up to $1.5 million). Accordingly, interest rate increases would increase our interest expense on outstanding credit line balances. We utilized only a portion our credit line facility during the second quarter of 2008. In the first quarter of 2008 and in each quarter of fiscal year 2007 we utilized the credit line facility only at the end of the quarter and therefore did not subject ourselves to significant interest rate exposure in such quarters. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $10,000 for each $1 million of borrowings, if outstanding for the entire year, against our bank credit facility or a maximum of $40,000 if we utilized our entire credit line.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros, we pay the expenses of our European employees in Euros and British pounds, and we may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and subsidiary expenses at the beginning, during and at the end of the quarter ended June 30, 2008, an adverse change of 10% in exchange rates would result in a decrease in our net income for the second quarter of approximately $63,000, if left unprotected. For the second quarter of 2008 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net loss of $19,700. We will continue to monitor, assess, and mitigate through hedging activities, the risk associated with these exposures.

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

(Index)

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There are no material changes to the risk factors described in Part I, "Item 1A. Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The risk factor titled, "Our Common Stock will become ineligible for listing on the NASDAQ Capital Market if it does not trade at or above $1.00, which would materially adversely affect the liquidity and price of our Common Stock," has been updated to reflect that our listing has transferred to the NASDAQ Capital Market from the NASDAQ Global Market, and has been expanded to include information regarding the approval by stockholders of a proposal which grants to the Board of Directors the authority to initiate a reverse stock split in a range from one-for-five to one-for-ten any time through December 31, 2008. The presentation of numerical amounts and percentages in the following risk factors below titled: "A significant portion of our revenue currently comes from two distributors, and any decrease in revenue from these distributors could harm our business;" "Our operating results could be harmed by economic, political, regulatory and other risks associated with export sales;" "The sale of a substantial number of shares of our Common Stock could cause the market price of our Common Stock to decline;" and "Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock," have been updated to reflect the second quarter of 2008 information.

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

We were unprofitable in the first two quarters of 2008 and in each of the quarters in fiscal years 2007 and 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was the first profitable year in our history, but only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. To achieve ongoing profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash and bank line of credit to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

(Index)

We may require additional capital in the future, but that capital may not be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

Although we do not anticipate the need to raise additional capital during the next twelve months to fund our operations, we may incur operating losses in future quarters and may need to raise capital to fund these losses. Our forecasts are highly dependent on factors beyond our control, including market acceptance of our products and sales of handheld computers. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. In addition, the availability of our bank line is dependent upon our maintaining minimum levels of tangible net worth. Future operating losses could cause us to lose the availability of our bank line as a result of becoming non-compliant with this covenant.

Our Common Stock will become ineligible for listing on the NASDAQ Capital Market if it does not trade at or above $1.00, which would materially adversely affect the liquidity and price of our Common Stock.

On June 10, 2008 we transferred our listing to the NASDAQ Capital Market from the NASDAQ Global Market, an action taken in response to a previously announced staff deficiency notice we received on December 10, 2007 from the Listing Qualifications Department of the NASDAQ Stock Market. The deficiency notice stated that our stock would have to achieve a minimum closing bid price of at least $1.00 for at least 10 consecutive business days within 180 calendar days, or by June 9, 2008 in order to maintain our listing on the NASDAQ Global Market, and should our stock not regain compliance for continued listing on the NASDAQ Global market, we may transfer our listing to the NASDAQ Capital Market if our stock satisfies all criteria, other than compliance with the minimum bid price requirement, for initial inclusion on such market. Upon transfer to the NASDAQ Capital Market we have been afforded an additional 180 calendar days from the original June 9, 2008 deadline, or until December 8, 2008, to regain compliance with NASDAQ's minimum bid price requirement of $1.00 per share. As of July 31, 2008, our Common Stock has not achieved the minimum closing bid price of $1.00 on any single day since transferring to the NASDAQ Capital Market.

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

If our Common Stock becomes ineligible for listing on the NASDAQ Capital Market, and is thereafter traded only on the over-the-counter market, our stockholders' abilities to purchase and sell our Common Stock could be less orderly and efficient and more costly. Furthermore, a delisting of our Common Stock could have a materially adverse impact on our business operations by damaging our general business reputation, impairing our ability to obtain additional capital, reducing the incentives that equity ownership is intended to provide to our employees, and causing a loss of confidence by investors, suppliers and employees. As a result of the negative impact on the liquidity of our Common Stock and on our business, a delisting would also likely decrease the market price of our Common Stock and increase the volatility of our stock price.

(Index)

If third parties do not produce and sell innovative products with which our products are compatible, or if our own line of mobile handheld computers is not successful, we may not achieve our sales projections.

Our success has been dependent upon the ability of third parties in the mobile personal computer industry to complete development of products that include or are compatible with our technology and then to sell these products into the marketplace. Even if we are successful in marketing and selling our new line of mobile handheld computers, our ability to generate increased revenue depends significantly on the commercial success of Windows mobile products, particularly the standard Pocket PC handhelds, phone-integrated devices, and tablets, and other phone-integrated devices including those from Palm, Nokia, and Blackberry, for use with our plug-in and wireless peripherals, and the adoption of these mobile computer devices for business use. If manufacturers are unable or choose not to ship new products such as Pocket PC and other Windows mobile devices, or experience difficulties with new product transitions that cause delays in the market as we experienced in the past three years, or if these products, including our new line of mobile handheld computers, the first model of which we began shipping in June 2007, fail to achieve or maintain market acceptance, the number of our potential new customers would be reduced and we would not be able to meet our sales expectations.

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

A significant portion of our revenue comes from two distributors, Tech Data Corp. and Ingram Micro, Inc., which together represented approximately 29% and 37% of our worldwide revenue in the first six months of 2008 and fiscal year 2007, respectively. We expect that a significant portion of our revenue will continue to depend on sales to Tech Data Corp. and Ingram Micro, Inc. We do not have long-term commitments from Tech Data Corp. or Ingram Micro, Inc. to carry our products. Either could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors' products. If we lose our relationship with Tech Data Corp. or Ingram Micro, Inc., we would experience disruption and delays in marketing our products.

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

We have devoted significant research and development resources to design activities for Windows-mobile products, Palm and Blackberry devices, handheld computers with integrated phones using Windows Mobile and Symbian System 60 and 80 operating systems, and more recently, to develop our own family of mobile handheld computers. Such design activities have diverted financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft, Palm, Research In Motion, or Symbian is obligated to continue the collaboration or to support the products produced from the collaboration. Consequently, these organizations may terminate their collaborations with us for a variety of reasons, including our failure to meet agreed-upon standards or for reasons beyond our control, such as changing market conditions, increased competition, discontinued product lines, and product obsolescence.

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

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options adversely affected our net income and earnings per share in the first two quarters of 2008 and in each of the quarters of fiscal years 2007 and 2006, will continue to adversely affect future quarters, and will make profitability harder to achieve or make our future profits or net losses worse. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

Export sales (sales to customers outside the United States) accounted for approximately 36% of our revenue in the first half of 2008 and 35% of our revenue in the fiscal year 2007. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of July 31, 2008, we had 32,300,129 shares of Common Stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of July 31, 2008, we had 11,011,106 shares subject to outstanding options under our stock option plans, and 1,075,991 shares were available for future issuance under the plans. We have registered the shares of Common Stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

(Index)

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2007 through July 31, 2008, our Common Stock price fluctuated between a high of $1.40 and a low of $0.43. The trading price of our Common Stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

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

SOCKET MOBILE, INC.
Registrant

Date: August 13, 2008	/s/ Kevin J. Mills
Kevin J. Mills President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 13, 2008	/s/ David W. Dunlap
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