Form 10-Q
period 2008-09-30
SOCKET MOBILE, INC.
filed 2008-11-13
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended September 30, 2008

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

The number of shares of Common Stock ($0.001 par value) outstanding as of October 31, 2008 was 3,229,916 shares. The number of shares outstanding reflects a 1-for-10 reverse stock split effected by the registrant on October 23, 2008. See "Note 10 - Subsequent Events" for additional information.

(Index)

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED BALANCE SHEETS
	September 30, 2008 (Unaudited)	December 31, 2007*
ASSETS
Current assets:
Cash and cash equivalents	$4,139,429	$4,963,359
Accounts receivable, net	4,215,641	2,614,872
Inventories	4,029,096	2,438,033
Prepaid expenses and other current assets	438,853	282,867
Total current assets	12,823,019	10,299,131

Property and equipment:
Machinery and office equipment	2,319,488	2,391,991
Computer equipment	1,203,567	1,125,875
	3,523,055	3,517,866
Accumulated depreciation	(2,469,206)	(2,373,409)
Property and equipment, net	1,053,849	1,144,457

Intangible assets, net	378,574	473,934
Goodwill	9,797,946	9,797,946
Other assets	242,334	258,444
Total assets	$24,295,722	$21,973,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,486,921	$2,429,168
Accrued payroll and related expenses	937,473	852,185
Bank line of credit	3,035,012	2,622,009
Deferred income on shipments to distributors	2,068,626	1,744,560
Term loan - short term portion	171,522	160,439
Current portion of capital leases and deferred rent	31,593	42,964
Total current liabilities	10,731,147	7,851,325

Term loan - long term portion	138,241	266,543
Long term portion of capital leases and deferred rent	117,831	139,743
Deferred income taxes	206,277	182,322
Total liabilities	11,193,496	8,439,933

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value: Authorized shares—10,000,000,
Issued and outstanding shares—3,230,013 at September 30, 2008 and 3,198,962 at December 31, 2007	3,230	3,199
Additional paid-in capital	54,438,930	53,683,274
Accumulated deficit	(41,339,934)	(40,152,494)
Total stockholders’ equity	13,102,226	13,533,979
Total liabilities and stockholders’ equity	$24,295,722	$21,973,912
_____________________________________________
* Derived from audited financial statements.

Note: Authorized shares and issued and outstanding shares reflect a 1-for-10 reverse stock split effected by the Company on October 23, 2008. See "Note 10 - Subsequent Events" for additional information.

See accompanying notes.

(Index)

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$8,018,533	$5,424,216	$21,680,966	$17,272,373
Cost of revenues	4,353,379	2,808,200	11,360,115	8,787,932
Gross profit	3,665,154	2,616,016	10,320,851	8,484,441

Operating expenses:
Research and development	1,101,601	1,122,561	3,433,364	3,711,795
Sales and marketing	1,971,754	1,799,379	5,881,549	5,528,696
General and administrative	610,255	566,336	2,037,702	2,104,677
Amortization of intangible assets	31,786	33,808	95,360	101,423
Total operating expenses	3,715,396	3,522,084	11,447,975	11,446,591

Operating loss	(50,242)	(906,068)	(1,127,124)	(2,962,150)

Interest income and other	3,480	30,319	19,628	97,842
Interest expense	(25,018)	(14,645)	(55,989)	(20,707)

Net loss before deferred taxes	(71,780)	(890,394)	(1,163,485)	(2,885,015)
Deferred tax expense	(7,985)	(7,985)	(23,955)	(23,958)
Net loss	(79,765)	(898,379)	(1,187,440)	(2,908,973)

Net loss per share:
Basic	$(0.02)	$(0.28)	$(0.37)	$(0.91)
Diluted	$(0.02)	$(0.28)	$(0.37)	$(0.91)

Weighted average shares outstanding:
Basic	3,230,013	3,194,798	3,214,742	3,191,173
Diluted	3,230,013	3,194,798	3,214,742	3,191,173

Note: Shares used in per share calculations of basic and diluted net loss per share, reflect a 1-for-10 reverse stock split effected by the Company on October 23, 2008. See "Note 10 - Subsequent Events" for additional information.

See accompanying notes.

(Index)

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net loss	$(1,187,440)	$(2,908,973)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	565,574	792,629
Depreciation and amortization	392,335	436,804
Amortization of intangible assets	95,360	101,423
Net foreign currency transaction (gains) losses	37,043	(53,179)
Change in deferred rent	(3,957)	118,024
Deferred tax expense	23,955	23,958

Changes in operating assets and liabilities:
Accounts receivable	(1,675,404)	(121,689)
Inventories	(1,591,063)	194,611
Prepaid expenses and other current assets	(155,986)	(87,493)
Other assets	16,110	24,400
Accounts payable and accrued expenses	2,079,068	(202,269)
Accrued payroll and related expenses	85,288	(20,961)
Deferred income on shipments to distributors	324,066	251,990
Net cash used in operating activities	(995,051)	(1,450,725)

Investing activities
Purchases of equipment and tooling	(301,727)	(804,651)
Net cash used in investing activities	(301,727)	(804,651)

Financing activities
Payments on capital leases and equipment financing notes	(29,326)	(6,805)
Gross proceeds from borrowings under bank line of credit agreement	8,841,995	6,776,888
Gross repayments of borrowings under bank line of credit agreement	(8,428,992)	(6,776,420)
Proceeds from bank term loan	---	500,000
Repayments of bank term loan	(117,219)	(35,913)
Proceeds from the exercise of stock options and warrants	190,113	83,432
Net cash provided by financing activities	456,571	541,182

Effect of exchange rate changes on cash and cash equivalents	16,277	21,025
Net decrease in cash and cash equivalents	(823,930)	(1,693,169)

Cash and cash equivalents at beginning of period	4,963,359	6,104,277
Cash and cash equivalents at end of period	$4,139,429	$4,411,108

Supplemental cash flow information
Cash paid for interest	$55,989	$20,707

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

Reverse Stock Split
On October 22, 2008, the Company's Board of Directors approved a 1-for-10 reverse split of its Common Stock effective at 5 PM Eastern Time on October 23, 2008. The Company's Board of Directors implemented the reverse stock split under the authority granted to the Board by the Company's stockholders at their annual meeting on April 23, 2008. As a result of the reverse stock split, each ten shares of Common Stock, par value $0.001 per share, of the Company issued and outstanding were, automatically and without any action on the part of the respective holders thereof, combined and reconstituted as one share of Common Stock, par value $0.001 per share, of the Company. The reverse stock split reduced the number of outstanding shares of Common Stock from approximately 32,300,129 shares to approximately 3,230,013 shares. Consequently, on the Company's balance sheet, the aggregate par value of the issued Common Stock was reduced by reclassifying the par value amount of the eliminated shares of Common Stock to additional paid-in capital. All per share amounts, outstanding share amounts (including all common stock equivalents), and authorized share amounts, have been restated in the Condensed Financial Statements and in the Notes to the Condensed Financial Statements for all periods presented to reflect the reverse stock split. See "Note 10 - Subsequent Events" for additional information.

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

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. At September 30, 2008, all of the Company's cash and cash equivalents consisted of amounts held in demand and money market deposits in banks. The Company regularly enters into forward foreign currency contracts to reduce exposures related to rate changes in certain foreign currencies. The Company's forward foreign currency contracts are recorded at fair value and are included in accrued liabilities at September 30, 2008. At September 30, 2008, these derivative instruments were not designated as hedges, and accordingly, changes in the fair value of the forward foreign currency contracts were recorded in net income. At September 30, 2008, contracts with a notional amount of $649,400 to hedge Euros were recorded as a liability with a fair value of $250 based on quotations from financial institutions.

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

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	September 30, 2008	December 31, 2007
Raw materials and sub-assemblies	$3,515,331	$2,012,745
Finished goods	513,765	425,288
	$4,029,096	$2,438,033

Increases in overall inventory balances at September 30, 2008 are due primarily to higher stocking levels of the Company's mobile handheld computer.

NOTE 4 - Bank Financing Arrangements

On March 24, 2008, the Company agreed with its bank to extend the term of the existing credit facility by an additional year. The facility now expires on March 24, 2010. The credit facility allows the Company to borrow up to $4,000,000 based on the level of qualified domestic and international receivables, up to a maximum of $2,500,000 and $1,500,000, respectively, at the lender's index rate based on prime plus 0.5%. The rates in effect at September 30, 2008 were 5.5% on both the domestic and international lines. At September 30, 2008, outstanding amounts borrowed under the lines were $1,833,001 and $1,202,011, respectively, which were the approximate amounts available on the lines. Of these amounts outstanding at September 30, 2008, $2.0 million was repaid in early October 2008. In fiscal 2007 the Company used the credit facility only at the end of each quarter. At December 31, 2007, outstanding amounts borrowed under the lines were $1,752,459 and $869,550, respectively, which were the approximate amounts available on the lines. These amounts outstanding at December 31, 2007 were repaid in early January 2008. The rates in effect at December 31, 2007 were 7.75% on both the domestic and international lines. Under the terms of the credit agreement, beginning March 31, 2008, the Company must maintain a quarterly minimum tangible net worth of at least $2,500,000, plus beginning thereafter, 50% of quarterly positive net income. The Company was in compliance with the tangible net worth requirement at September 30, 2008.

Under the terms of a term loan agreement, the Company borrowed a principal amount of $500,000 on June 29, 2007. The term loan bears a fixed interest rate of 9.75%, equal to the prime rate plus 1.5% at the time of the advance, and is to be repaid by the Company in 36 equal monthly installments. At September 30, 2008, $309,763 was outstanding on the term loan, of which $171,522 and $138,241 is classified as short term debt and long term debt, respectively. Remaining payments of principal due in future periods are as follows: $40,723, $173,228, and $ 93,315, for the years ending December 31, 2008 (three months remaining), 2009 and 2010, respectively.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - Intangible Assets

Intangible assets at September 30, 2008 consist of a patent purchased in 2004 for $600,000 covering the design and functioning of plug-in bar code scanners, bar code imagers, and radio frequency identification products, which is being amortized on a straight line basis over its estimated life of ten years, and intangible assets of $570,750 remaining from a prior acquisition in 2000 consisting of developed software and technology with estimated lives at the time of acquisition of 8.5 years.

Amortization of all intangible assets for the three and nine months ended September 30, 2008 was $31,786 and $95,360, respectively, compared to $33,808 and $101,423, respectively, for the same periods in 2007. Intangible assets as of September 30, 2008 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$255,000	$345,000
Project management tools	570,750	537,176	33,574
Total intangible assets	$1,170,750	$792,176	$378,574

Intangible assets as of December 31, 2007 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$210,000	$390,000
Project management tools	570,750	486,816	83,934
Total intangible assets	$1,170,750	$696,816	$473,934

Based on definite lived intangible assets recorded at September 30, 2008, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2008 (three months remaining)	$31,787
2009	76,787
2010	60,000
2011	60,000
2012	60,000
2013 and beyond	90,000
$378,574

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - Segment Information

The Company operates in one segment - mobile systems solutions for businesses. Mobile systems solutions typically consist of a handheld computer, data collection and connectivity peripherals, and third party vertical applications software. The Company markets its products in the United States and foreign countries through its sales personnel, vertical industry partners, and distributors. Revenues for the geographic areas for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2008	2007	2008	2007
United States	$5,418,380	$3,729,356	$14,155,852	$11,128,236
Europe	1,688,560	1,259,344	5,089,849	4,731,235
Asia and rest of world	911,593	435,516	2,435,265	1,412,902
Total revenues	$8,018,533	$5,424,216	$21,680,966	$17,272,373

Export revenues are attributable to countries based on the location of the Company's customers. The Company does not hold long-lived assets in foreign locations.

Major customers who accounted for at least 10% of the Company's total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Tech Data Corp.	13%	23%	14%	24%
Ingram Micro, Inc.	22%	13%	17%	13%
Intermec Technologies Corp.	22%	*	15%	*
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

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The weighted average per share fair value of options granted during the three and nine months ended September 30, 2008 was estimated at $6.69 and $7.94, respectively, compared to $15.17 and $15.42, respectively, for the three and nine months ended September 30, 2007. The weighted average per share fair values presented have been adjusted to reflect a 1-for-10 reverse stock split. The fair values were determined using a binomial lattice valuation model for options granted on or after January 1, 2006, and a Black-Scholes valuation model for options granted prior to January 1, 2006. Weighted average assumptions for options granted during the three and nine months ended September 30, 2008 and 2007 are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk-free interest rate (%)	4.18%	3.90%	4.16%	3.80%
Dividend yield	---	---	---	---
Volatility factor	0.71	1.0	0.75	1.0
Expected option life (years)	4.9	4.7	4.8	4.7

At September 30, 2008, options issued to employees for 1,101,110 shares were outstanding, of which 791,968 were exercisable. At September 30, 2007, options issued to employees for 1,002,155 shares were outstanding, of which 730,660 were exercisable. The options issued and exercisable at September 30, 2008 and 2007 have been adjusted to reflect a 1-for-10 reverse stock split.

Total stock-based compensation expense recognized in the Company's statements of operations for the three and nine months ended September 30, 2008 and 2007 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2008	2007	2008	2007
Cost of revenues	$11,707	$19,695	$31,916	$62,802
Research and development	42,796	70,901	150,953	199,379
Sales and marketing	71,168	94,567	204,752	266,752
General and administrative	45,970	72,738	177,953	263,696
Total	$171,641	$257,901	$565,574	$792,629

The decline in stock-based compensation expense in the three and nine months ended September 30, 2008 compared to the same periods one year ago, reflects older grants with higher valuations, compared to more current grants, becoming fully expensed.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - Net Loss Per Share Applicable to Common Stockholders

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share. The following table sets forth, on a post reverse stock split basis, the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(79,765)	$(898,379)	$(1,187,440)	$(2,908,973)

Denominator:
Weighted average common shares outstanding used in computing net loss per share (adjusted to reflect a 1-for-10 reverse stock split):
Basic	3,230,013	3,194,798	3,214,742	3,191,173
Diluted	3,230,013	3,194,798	3,214,742	3,191,173

Net loss per share:
Basic	$(0.02)	$(0.28)	$(0.37)	$(0.91)
Diluted	$(0.02)	$(0.28)	$(0.37)	$(0.91)

For the three and nine months ended September 30, 2008 and 2007, the diluted net loss per share is equal to the basic net loss per share because the Company experienced losses in these periods. Thus no potential common shares underlying stock options or warrants have been included in the net loss per share calculation, as their effect is anti-dilutive. Therefore, options to purchase 1,101,110 shares of Common Stock at September 30, 2008, and options and warrants to purchase 1,093,992 shares of Common Stock at September 30, 2007, have been omitted from the diluted net loss per share calculation. The option and warrants amounts presented have been adjusted to reflect a 1-for-10 reverse stock split.

NOTE 9 - Income Taxes

Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax expense of $7,985 and $23,955 for the three and nine months ended September 30, 2008, respectively, and the corresponding deferred tax liability shown on the Company's balance sheet, is related entirely to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Deferred tax expense for the three and nine months ended September 30, 2007 was $7,985 and $23,958, respectively. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets, and furthermore, this deferred tax liability may never reverse. The Company has not generated taxable income in any periods in any jurisdiction, foreign or domestic. The Company maintains a full valuation allowance for all other components of deferred tax assets.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109," ("FIN 48"). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements, and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition issues. There were no adjustments to the financial statements as a result of the adoption of FIN 48. At December 31, 2007, the Company has an unrecognized tax benefit of approximately $595,000, which did not change significantly during the nine months ended September 30, 2008. The application of FIN 48 does not result in a change to retained earnings, as the unrecognized tax benefit would be fully offset by the application of a valuation allowance. Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. It is the Company's policy to include interest and penalties related to tax positions as a component of income tax expense. No interest was accrued for the three and nine months ended September 30, 2008.

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

(Index)

NOTE 10 - Subsequent Events

Reverse Stock Split

On October 22, 2008, the Company's Board of Directors approved a 1-for-10 reverse split of its Common Stock effective at 5 PM Eastern time on October 23, 2008. The Company implemented the reverse stock split under the authority granted to the Board by the Company's stockholders at their annual meeting on April 23, 2008, to effect a reverse stock split of the Company's common stock, par value $0.001 per share, at a ratio within a range of from one-for-five to one-for-ten shares. As a result of the reverse stock split, each ten shares of Common Stock, par value $0.001 per share, of the Company issued and outstanding were, automatically and without any action on the part of the respective holders thereof, combined and reconstituted as one share of Common Stock, par value $0.001 per share, of the Company. The reverse stock split reduced the number of outstanding shares of Common Stock from approximately 32,300,129 shares to approximately 3,230,013 shares. Holders of a fractional share of Common Stock as a result of the reverse stock split were entitled to receive a cash amount, without interest, equal to the fair market value of that fraction based upon the average of the closing bid prices of the Common Stock as reported on the NASDAQ Capital Market for each of the five trading days immediately preceding the effective date of the reverse stock split. On the Company's balance sheet, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to additional paid-in capital. All per share amounts, outstanding share amounts (including all common stock equivalents), and authorized share amounts, have been restated in the Condensed Financial Statements and in the Notes to the Condensed Financial Statements for all periods presented to reflect the reverse stock split.

(Index)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements forecasting future financial results and operating activities, market acceptance of our products, expectations for general market growth of handheld computers and other mobile computing devices, growth in demand for our products, expansion of the markets that we serve, expansion of the distribution channels for our products, adoption of our embedded products by third party manufacturers of electronic devices, and the timing of the introduction and availability of new products, as well as other forecasts discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "may," "will," "predicts," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management's beliefs, and assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Factors that could cause actual results and outcomes to differ materially include, but are not limited to: the risk of delays in the availability of our products due to technological, market or financial factors including the availability of necessary working capital; our ability to successfully develop, introduce and market future products; the change in gross margins between current and future products; our ability to effectively manage and contain our operating costs; events in the U.S. and world economy, financial markets and credit markets; the availability of announced third party handheld computer hardware and software that our products are intended to work with; product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with; continued growth in demand for handheld computers; market acceptance of emerging standards such as Bluetooth and Wireless LAN and of our related connection, data collection, and mobile handheld computer products; the ability of our strategic relationships to benefit our business as expected; our ability to enter into additional distribution relationships; or other factors described in this Form 10-Q including "Part II, Item 1A. Risk Factors" and recent Form 8-K and Form 10-K reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

(Index)

Our overall company brand identity and positioning goal is to become the leading provider of easy-to-deploy Business Mobility systems and peripherals. The guiding principles that we follow in developing our mobile handheld and peripheral products for the Business Mobility computing market are stable and expandable computing devices with industry standard expansion form factors, compact design, low battery power consumption to extend time between charges, ease of use, interoperability, and quality. Our focus is business customers in the mobile marketplace. Our mobile handheld computing products have been designed to address the Business Mobility market for a handheld computer that is positioned between a consumer-oriented handheld device and a heavy duty industrial device. Our mobile handheld computer is easy to customize and integrate with peripherals and information systems and has an expected product life cycle of three to five years which meets the needs of businesses for longer deployments than have been available with most consumer-oriented handheld devices.

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

Most of our products, except our OEM embedded products, are sold through distributors and resellers that serve business customers. Our OEM embedded products are sold directly to the manufacturers of devices in which our products are embedded. The geographic regions we serve include the Americas, Europe, the Middle East, Africa and Asia Pacific. Total revenues for the three and nine months ended September 30, 2008 were $8.0 million and $21.7 million, respectively, which represented increases of 48% and 26% from revenues of $5.4 million and $17.3 million, respectively for the corresponding periods one year ago.

(Index)

Our revenues in the comparable three and nine month periods may be classified into three broad product families:

  Mobile handheld computer products;
  Mobile peripheral products, including
  - Data collection products,
  - Connectivity products,
  - Serial interface products, and
  OEM embedded products.

Our mobile handheld computer products have been designed to address the Business Mobility market for a handheld computer that is positioned between a consumer-oriented handheld device and a heavy duty industrial device. Our initial model, the SoMo 650 (SoMo is derived from Socket Mobile), was introduced in June 2007 and featured the Microsoft Windows Mobile 5.0 for Pocket PC operating system to ensure a high level of mobile application compatibility and to give workers a familiar computing environment. We began offering Windows Mobile 6 Classic and multiple language support for the SoMo 650 in the second quarter of 2008 giving customers a choice of operating systems and languages to best fit their needs. The SoMo 650 is easy to customize and integrate with peripherals and information systems and has an expected product life cycle of three to five years which meets the needs of businesses for longer deployments than have generally been available with most consumer-oriented handheld devices. Our mobile handheld computer's features include Wireless LAN and Bluetooth, a fast processor, a large, bright screen display, large amounts of SDRAM and flash memory, extended battery life, programmable action buttons to activate peripheral devices, reinforced CompactFlash and SDIO card slots, and a durable case. Additional models are in development that will run the Windows Mobile 5 or Windows Mobile 6 Classic operating system, add additional multiple language support, enable extended outdoor use, and offer specialized capabilities oriented to the needs of specific vertical markets. In the fourth quarter of 2008, we expect to begin shipping a radio-free configured model, our SoMo 650 DX, for high security applications such as those found in the government and financial markets, and our SoMo 650 Rx model with an antibacterial case targeted toward healthcare and other markets that involve hygiene-sensitive environments. The SoMo 650 was specifically designed without an integrated mobile phone as most solutions involving our products use Bluetooth or Wireless LAN connections for data communications and do not require an integrated mobile phone. Mobile handheld computer products represented approximately 19% and 15% of our revenues for the three and nine month periods ended September 30, 2008, respectively, compared to 8% and 3% of our revenues for the same periods one year ago.

Our mobile peripheral products consist of data collection products, connectivity products, and serial interface products, which together represented approximately 44% and 50% of our revenues for the three and nine months ended September 30, 2008, respectively, compared to 64% and 71% of our revenues for the same periods one year ago.

(Index)

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

We have developed extensive bar code scanning software called SocketScan that supports all of our data collection products, and have software developer kits that assist third party developers in integrating our SocketScan software and our hardware products into their applications and solutions. Our bar code scanning products include CompactFlash and SDIO plug-in bar code scanners for linear and two-dimensional bar code scanning, along with a cordless handheld bar code scanner and a ring scanner worn on the index finger, both of which connect to computing systems using the Bluetooth standard for short-range wireless connectivity. Data collection products represented approximately 34% and 38% of our revenues for the three and nine months ended September 30, 2008, respectively, compared to 46% and 52% of our revenues for the same periods one year ago.

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

Connectivity products represented approximately 6% of our revenues for both the three and nine months ended September 30, 2008, respectively, compared to 9% and 11% of our revenues for the same periods one year ago

Our serial interface products enable the connection of a mobile computer to electronic devices either as a plug-in card (one, two or four ports) connecting over cables, or wirelessly over a Bluetooth network. Our serial interface products are used primarily with Windows XP and Windows Vista based devices. We recently introduced a USB to serial connector to enable a serial connection through a USB interface, and we expect to introduce a USB to Ethernet adapter in the fourth quarter of 2008. Serial interface products represented approximately 4% and 6% of our revenues in the three and nine months ended September 30, 2008, respectively, compared to 8% of our revenues for each of the same periods one year ago.

(Index)

Our OEM embedded products consist of Bluetooth and Wireless LAN modules and plug-in cards used primarily by OEMs of handheld computers and other devices to build wireless connection functions into their products using the Bluetooth and Wireless LAN standards for wireless connectivity. Our plug-in cards and modules using the Bluetooth standard for short-range wireless connectivity include extensive communications software enabling the use of these products, as do our plug-in cards for connecting to local wireless networks using the Wireless LAN 802.11b/g (or Wi-Fi) standards. We have recently added Cisco Compatible Extensions (CCX) 4.0 certification to our Wireless LAN software to enable our Wireless LAN products to be compatible with a Cisco Wireless LAN infrastructure. Bluetooth and Wireless LAN connection functions are being built into many third party mobile devices, which may reduce the demand for our plug-in products through expansion slots but may increase the demand for our Bluetooth and Wireless LAN modules and embedded plug-in cards. OEM embedded products represented approximately 37% and 35% of our revenues for the three and nine months ended September 30, 2008, respectively, compared to 28% and 26% of our revenues for the same periods one year ago.

Our revenues by product family for the three and nine months ended September 30, 2008 and 2007, and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
Product family:	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
Mobile handheld computer products	$1,512	$448	238%	$3,219	$515	525%
Mobile peripheral products:
Data collection	2,727	2,522	8%	8,288	9,027	(8%)
Connectivity	483	498	(3%)	1,389	1,921	(28%)
Serial products	326	437	(25%)	1,303	1,358	(4%)
OEM embedded products	2,971	1,519	96%	7,482	4,451	68%
Total	$8,019	$5,424	48%	$21,681	$17,272	26%

Our mobile handheld computer product revenues in the three and nine months ended September 30, 2008 were $1,512,000 and $3,219,000, respectively, compared to $448,000 and $515,000, respectively, in the comparable periods one year ago. We began shipping our first mobile handheld computer, the SoMo 650, to customers in our distribution channel in the second quarter of 2007. In the third quarter of 2007, we completed our objectives of ramping up production and fully stocking our distribution channel to enable the commencement of widespread customer evaluation, qualification, and deployment. Increased revenues for our handheld computer in 2008 reflect higher sales volumes due to a growing customer base with larger average unit deployments.

Our data collection product revenues in the three and nine months ended September 30, 2008 were $2.7 million and $8.3 million, a increase of 8% and a decrease of 8% compared to revenues of $2.5 million and $9.0 million, respectively, in the comparable periods one year ago. Increases totaling $0.6 million in the comparable three month periods were due to increased sales volumes of our Cordless Hand Scanner, our CompactFlash In-Hand Scan card, and our Cordless Ring Scanner. Partially offsetting these increases were declines in sales volumes of our SDIO In-Hand Scan card between the comparable three month periods. Decreases of $0.9 million between the comparable nine month periods were from declines in sales volumes of our CompactFlash In-Hand Scan card, our SDIO In-Hand Scan card, and our Cordless Ring Scanner, and were partially offset by increases in sales of our Cordless Hand Scanner. Data collection revenues in the first nine months of 2008 were slowed in the first quarter but began to recover in the second quarter due in part to delayed availability of new handheld computer models originally announced by a major handheld computer manufacturer in the third quarter of 2007, which did not begin shipping until February 2008. Such announcements and delayed timing of product availability typically slow customer deployments of our peripheral products because of the time needed by customers to evaluate or adopt the new handheld computer models.

(Index)

Our connectivity product revenues in the three and nine months ended September 30, 2008 were $483,000 and $1,389,000, respectively, declining 3% and 28% compared to revenues of $498,000 and $1,921,000, respectively, in the same periods one year go. Declines between the comparable three month periods were from reduced sales volumes of our Ethernet plug-in products. Declines between the comparable nine month periods were from reduced sales volumes of our Modem plug-in products and Ethernet plug-in products. Reductions in connectivity product revenues are due to reduced corporate deployment of these wired connection solutions in 2008.

Our serial interface product revenues in the three and nine months ended September 30, 2008 were $326,000 and $1,303,000, respectively, a decline of 25% and 4% compared to revenues of $437,000 and $1,358,000, respectively, in the comparable periods one year ago. Revenue declines between the comparable three months were from declines in sales volumes of our standard serial PC card products, our CompactFlash card product, and our cordless Bluetooth serial adapter product. Revenue declines between the comparable nine months were from declines in sales volumes of our CompactFlash card and cordless Bluetooth serial adapter products, partially offset by increases in sales of our standard serial PC card products. Our standard peripheral connection cards are primarily sold to connect peripheral devices or other electronic equipment to notebook computers.

Our OEM embedded product revenues in the three and nine months ended September 30, 2008 were $3.0 million and $7.5 million, respectively, an increase of 96% and 68% compared to $1.5 million and $4.5 million, respectively, in the comparable periods one year ago. Revenue increases of $0.8 million and $2.4 million in sales of our Bluetooth modules in the three and nine months of 2008 were due to a recovery in market conditions that existed in early 2007. In the first quarter of 2007 our customers in the industrial ruggedized market segment experienced pronounced increased competition due to a short-term aggressive price discounting by a major competitor, a trend which adversely affected our related Bluetooth module revenues in the first quarter of 2007, but improved steadily in the following second, third, and fourth quarters of 2007, and through the first nine months of 2008, following cessation of the aggressive discounting by the competition. Additional revenue increases of $0.6 million and $0.7 million in the three and nine month periods were from increased sales volumes of our Wireless LAN plug-in card products. Partially offsetting the increase between the nine month periods was a decline in revenues related to our Bluetooth plug-in cards primarily due to this wireless technology becoming increasingly a standard feature built-in by handheld computer manufacturers.

Gross Margins
Gross margins in the three and nine month periods ended September 30, 2008 were 46% and 48% compared to margins of 48% and 49%, respectively, in each of the comparable periods in 2007. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Reductions in overall margins in the three and nine month periods of 2008 compared to the same periods one year ago are due primarily to discounts on volume purchases of our Bluetooth modules by customers in our OEM embedded business segment and increased sales of our mobile handheld computer which began shipping late in the second quarter of 2007. Margins on our mobile handheld computer products are currently below our average product margins. We expect our overall margins to improve in the fourth quarter from third quarter 2008 levels due to an anticipated change in product sales mix.

(Index)

Research and Development Expense
Research and development expense for the three months ended September 30, 2008 was $1,102,000, a decrease of 2% compared to research and development expense of $1,123,000 in the corresponding period one year ago. Research and development expense for the nine months ended September 30, 2008 was $3.4 million, a decline of 8% compared to research and development expense of $3.7 million in the corresponding period one year ago. The decrease from the comparable three months is attributable to reductions in equipment costs and consulting and professional fees partially offset by increased outside services expense. Decreases of $0.2 million between the comparable nine month period was attributable to the costs incurred in the first quarter of 2007 related to the development of our SoMo 650 mobile handheld computer, the development of which was begun in the fourth quarter of 2006, with the majority of the development expense concluded by the end of the first quarter of 2007. Additional decreases from the comparable nine months were from reductions in consulting and professional fees related to fewer projects requiring the use of external technical expertise, and from reductions in equipment costs due to higher amounts of depreciation expense related to capitalized tooling in the first quarter of 2007. Partially offsetting these decreases were increases in personnel costs from staffing in-house expertise for technical skills formerly obtained from outside consulting and professional service providers. Research and development expenses in the fourth quarter are expected to remain at levels comparable to the third quarter of 2008.

Sales and Marketing Expense
Sales and marketing expense for the three month period ended September 30, 2008 was $2.0 million, an increase of 10% compared to sales and marketing expense of $1.8 million in the corresponding period one year ago. Sales and marketing expense for the nine month period ended September 30, 2008 was $5.9 million, an increase of 6% compared to sales and marketing expense of $5.5 million in the corresponding period one year ago. Increases between the comparable three and nine months were primarily from increased personnel costs due to the additions of key personnel beginning in the second quarter of 2007, including our Senior VP of Sales & Marketing, as we added sales resources in North America to begin selling our new SoMo 650 mobile handheld computer, which began shipping late in the second quarter of 2007, and to recruit and develop new third party channel partners. Additional increases between the comparable three and nine month periods were from higher levels of advertising and promotional expense, offset by reductions in outside services and travel expense. Sales and marketing expense is expected to increase in the fourth quarter of 2008 from third quarter levels due to increased personnel costs and promotional activities.

General and Administrative Expense
General and administrative expense for the three months ended September 30, 2008 was $610,000, an increase of 8% compared to general and administrative expense of $566,000 in the corresponding period one year ago. General and administrative expense for the nine month period ended September 30, 2008 was $2.0 million, a decrease of 3% compared to general and administrative expense of $2.1 million in the corresponding period one year ago. Increases between the comparable three months were from increased facility and compensation related expenses. The decrease between the comparable nine month periods was primarily from reduced stock-based compensation expenses as older grants with higher valuations compared to more current grants, became fully expensed. General and administrative expenses are expected to increase in the fourth quarter of 2008 from third quarter levels due primarily to increased consulting and professional fees related to the audit of our annual financial statements, historically charged during the fourth and first quarters.

(Index)

Amortization of Intangibles
In July 2004 we acquired a patent which covers the design and functioning of plug-in bar code scanners, bar code imagers, and radio frequency identification products. The patent was purchased for $600,000 and has been capitalized as an intangible asset. The patent is being amortized on a straight line basis over a ten-year period. Intangible assets of $571,000 remaining from a prior acquisition in 2000 consist of developed software and technology with estimated lives at the time of acquisition of 8.5 years. Amortization charges for the three and nine months ended September 30, 2008 for all acquired intangibles were $32,000 and $95,000, respectively, compared to $34,000 and $101,000 for the same periods one year ago.

Interest Income and Expense
Interest income reflects interest earned on cash balances. Interest income of $3,500 and $19,600 in the three and nine month periods ended September 30, 2008, respectively, declined from interest income of $30,300 and $97,800, respectively, in the comparable periods one year ago. Lower interest income in the comparable periods reflects lower average cash balances combined with lower average rates of return.

Interest expense of $25,000 and $56,000 for the three and nine months ended September 30, 2008, respectively, increased from interest expense of $15,000 and $21,000, respectively, for the comparable periods one year ago. Interest expense is related to interest on amounts drawn on our bank lines of credit and term loan, and interest on equipment lease financing obligations. Higher interest expense in the comparable periods is due to higher average balances outstanding on our bank lines of credit partially offset by lower interest rates, and higher average amounts outstanding on our bank term loan compared to the same periods one year ago. In the second and third quarter of 2008, average amounts outstanding on our bank lines of credit increased from prior quarters' levels. Prior to the second quarter of 2008 we used our bank lines of credit only at the end of the quarter in the first quarter of 2008 and at the end of each quarter in 2007. The term loan was advanced at the end of the second quarter of 2007 and is being repaid in 36 monthly installments which began in July of 2007.

Taxes
Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax expense of $8,000 and $24,000 in the three and nine month periods ended September 30, 2008 and 2007, and the corresponding deferred tax liability shown on the Company's balance sheet, is related entirely to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets, and furthermore, this deferred tax liability may never reverse. The Company maintains a full valuation allowance for all other components of deferred tax assets. The Company has not generated taxable income in any periods in any jurisdiction, foreign or domestic.

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

Liquidity and Capital Resources
We were unprofitable in each of the first three quarters of 2008. We were unprofitable in each of the quarters of fiscal years 2007 and 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was the first profitable year in our history, but only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. We may continue to be unprofitable in the foreseeable future. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $51 million in equity capital to fund our operations.

Cash used in operating activities was $1.0 million in the first nine months of 2008, compared to cash used in operating activities of $1.5 million in the first nine months of 2007. Cash used in the first nine months of 2008 resulting from our net loss adjusted for non-cash items was $77,000 compared to cash used of $1.4 million in the first nine months of 2007 from our net loss adjusted for non-cash items. Adjustments for non-cash items consisting of depreciation and amortization, amortization of intangibles, gains and losses on foreign currency transactions, changes in deferred rent, deferred tax expense, and stock-based compensation expense, totaled $1.1 million in the first nine months of 2008 compared to $1.4 million in the first nine months of 2007. Changes in working capital balances in the first nine months of 2008 resulted in a use of cash of $0.9 million, and were primarily from increases in accounts receivable due to a combination of the timing of shipments late in the third quarter of 2008 and the timing of collections from key distributors concentrated at the end of the fourth quarter of 2007, and increases in inventories due primarily to stocking higher quantities of our mobile handheld computer and stocking higher quantities of our Bluetooth modules for our OEM customers, partially offset by increases in accounts payable related to the purchases that led to the increased levels of inventories. Changes in working capital balances in the first nine months of 2007 resulted in a source of cash of $39,000, and were primarily from increases in deferred income on shipments to distributors resulting from volume shipments of our mobile handheld computer beginning mid-September, as we began stocking our distribution channel with this product, and from reductions in levels of inventories, partially offset by reductions in accounts payable and accrued expenses due to payments of accrued costs attributable to development of our mobile handheld computer, and from increases in accounts receivable due to shipments made late in the third quarter.

Cash used in investing activities was $0.3 million in the first nine months of 2008 compared to $0.8 million in the first nine months of 2007. Higher amounts of investing activities in the first nine months of 2007 reflect the costs of leasehold improvements related to our corporate headquarters into which we moved at the beginning of the first quarter of 2007. Remaining investing activities in each of the periods reflects the costs of new computer hardware and software, and tooling costs.

(Index)

Cash provided from financing activities was $457,000 in the first nine months of 2008, compared to $541,000 during the first nine months of 2007. Financing activities in the first nine months of 2008 consisted primarily of a net increase in the amounts drawn on our bank lines of credit at the end of the quarter, proceeds from the exercise of warrants and stock options primarily in the second quarter of 2008, partially offset by repayments on our bank term loan, which was advanced at the end of June 2007 and is being repaid in 36 monthly installments beginning in July 2007. Financing activities in the first nine months of 2007 consisted primarily of proceeds from the bank term loan advanced at the end of the second quarter of 2007, and proceeds from the exercise of stock options, and payments on capital leases.

Our cash balances at September 30, 2008 were $4.1 million, including cash of $3.0 million drawn against our bank line of credit and a net balance of $0.3 million from the bank term loan, which is being repaid monthly over three years beginning in July 2007. In March 2008, we extended our bank line of credit agreement, which will now expire on March 24, 2010. We believe our existing cash, plus our ability to reduce costs, and our bank line will be sufficient to meet our funding requirements at least through September 30, 2009. To the extent our revenues continue to grow, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increasing expenses, including more employees to support the growth and increases in salaries, benefits, and related support costs for employees. If we cannot return to profitability, however, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations. Should the need arise, there are no assurances that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Although we do not anticipate the need to raise additional capital at this time to fund our operations, we may raise additional capital if market conditions are appropriate.

Our contractual cash obligations at September 30, 2008 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years		More than 5 years
Capital leases	$34,500	$16,800	$17,700	$	---	$	---
Operating leases	1,433,200	366,300	769,700		297,200		---
Term loan, principal and interest	309,700	171,500	138,200		---		---
Unconditional purchase obligations with contract manufacturers	3,992,700	3,992,700	---		---		---
Total contractual cash obligations	$5,770,100	$4,547,300	$925,600		$297,200	$	---

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

(Index)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended September 30, 2008, a decline of 1% in interest rates would not have had a material effect on our quarterly interest income.

Our bank credit line facilities of up to $4.0 million have variable interest rates based upon the lender's index rate plus 0.5% for both the domestic line (up to $2.5 million) and the international line (up to $1.5 million). Accordingly, interest rate increases would increase our interest expense on our outstanding credit line balances. We utilized only a portion our credit line facility during the second and third quarters of 2008. In the first quarter of 2008 and in each quarter of fiscal year 2007 we utilized the credit line facility only at the end of the quarter and therefore did not subject ourselves to significant interest rate exposure in such quarters. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $10,000 for each $1 million of borrowings, if outstanding for the entire year, against our bank credit facility or a maximum of $40,000 if we utilized our entire credit line.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros, we pay the expenses of our European employees in Euros and British pounds, and we may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and subsidiary expenses at the beginning, during and at the end of the quarter ended September 30, 2008, an adverse change of 10% in exchange rates would result in an increase in our net loss for the third quarter of approximately $58,000, if left unprotected. For the third quarter of 2008 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net loss of $10,400. We will continue to monitor, assess, and mitigate through hedging activities, the risk associated with these exposures.

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

(Index)

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There are no material changes to the risk factors described in Part I, "Item 1A. Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, with the exception of the risk factor titled, "Our Common Stock will become ineligible for listing on the NASDAQ Capital Market if it does not trade at or above $1.00, which would materially adversely affect the liquidity and price of our Common Stock," which has been deleted from the risk factors presented below to reflect that a reverse stock split of 1-for-10 approved by the Board of Directors on October 22, 2008, effective on October 23, 2008, brought our Common Stock into compliance with the minimum bid price listing requirement for continued listing on the NASDAQ Capital Market effective on November 7, 2008. In addition, the presentation of numerical amounts and percentages in the following risk factors below titled: "A significant portion of our revenue currently comes from two distributors, and any decrease in revenue from these distributors could harm our business;" "Our operating results could be harmed by economic, political, regulatory and other risks associated with export sales;" "The sale of a substantial number of shares of our Common Stock could cause the market price of our Common Stock to decline;" and "Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock," have been updated to reflect third quarter of 2008 information.

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

We were unprofitable in each of the first three quarters of 2008 and in each of the quarters in fiscal years 2007 and 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was the first profitable year in our history, but only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. To achieve ongoing profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash and bank line of credit to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

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

(Index)

We cannot be sure that we will have sufficient resources to make adequate investments in research and development or that we will be able to identify trends or make the technological advances necessary to be competitive.

A significant portion of our revenue currently comes from two distributors, and any decrease in revenue from these distributors could harm our business.

A significant portion of our revenue comes from two distributors, Tech Data Corp. and Ingram Micro, Inc., which together represented approximately 31% and 37% of our worldwide revenue in the first nine months of 2008 and fiscal year 2007, respectively. We expect that a significant portion of our revenue will continue to depend on sales to Tech Data Corp. and Ingram Micro, Inc. We do not have long-term commitments from Tech Data Corp. or Ingram Micro, Inc. to carry our products. Either could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors' products. If we lose our relationship with Tech Data Corp. or Ingram Micro, Inc., we would experience disruption and delays in marketing our products. Additionally, a significant portion of our revenue, 22% and 15% in the third quarter and first nine months of 2008, respectively, came from Intermec Technologies Corp. We do not have a long-term commitment from Intermec Technologies, Corp. to purchase our products, and there are no assurances that sales to Intermec Technologies, Inc. in future quarters will be at comparable levels.

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

(Index)

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

In the course of operating our business, we may receive claims of intellectual property infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. Many of our competitors have large intellectual property portfolios, including patents that may cover technologies that are relevant to our business. In addition, many smaller companies, universities, and individuals have obtained or applied for patents in areas of technology that may relate to our business. The industry is moving towards aggressive assertion, licensing, and litigation of patents and other intellectual property rights. In June 2007, we received a letter from Wi-LAN, Inc., accusing certain of our wireless LAN products of infringing two U.S. and one Canadian patent held by Wi-LAN, Inc. In October 2007, Wi-LAN, Inc. filed patent infringement lawsuits against a number of companies alleging that those companies infringe the two U.S. patents by manufacturing, using, or offering for sale products with wireless capability compliant with the IEEE 802.11 standards. Wi-LAN, Inc. is asking for money damages and a court order barring the sale of products that use the patented technology. We have not been named in the lawsuit, and we do not plan to make any changes to our current business at this time. Nonetheless, we may be added to the lawsuit in the future, and even if we are not, the outcome of this lawsuit may result in future changes to our business, including potential increased costs for those of our products that make use of the related technology. In October 2007, we received a letter from WIAV Solutions, LLC, offering to license the wireless technology covered by two U.S. patents held by WIAV Solutions, LLC. The two patents cover implementations of the 802.11 standard. To date we have not entered into discussions to license their technology.

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

Our accounts receivable are derived primarily from distributors and OEMs. We perform ongoing credit evaluations of our customers' financial conditions but generally require no collateral from our customers. Reserves are maintained for potential credit losses, and such losses have historically been within such reserves. However, many of our customers may be thinly capitalized and may be prone to failure in adverse market conditions. Although our collection history has been good, from time to time a customer may not pay us because of financial difficulty, bankruptcy or liquidation. The current global financial crisis may have an impact on our customers' ability to pay us in a timely manner, and consequently, we may experience increased difficulty in collecting our accounts receivable, and we may have to increase our reserves in anticipation of increased uncollectible accounts.

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

Export sales (sales to customers outside the United States) accounted for approximately 35% of our revenue in both the first nine months of 2008 and in fiscal year 2007. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of October 31, 2008, we had 3,229,916 shares of Common Stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of October 31, 2008, we had 1,093,845 shares subject to outstanding options under our stock option plans, and 110,028 shares were available for future issuance under the plans. We have registered the shares of Common Stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

(Index)

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2007 through October 31, 2008, our Common Stock price (adjusted to reflect a 1-for-10 reverse stock split effected on October 23, 2008) fluctuated between a high of $14.00 and a low of $2.85. Following the reverse stock split which significantly decreased the Company's share float, we have experienced low trading volume in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our Common Stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict, and may further limit our ability to raise additional funds.

The continued credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets do not improve or continue to worsen. In particular, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions.

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

SOCKET MOBILE, INC.
Registrant

Date: November 13, 2008	/s/ Kevin J. Mills
Kevin J. Mills President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 13, 2008	/s/ David W. Dunlap
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