Form 10-K
period 2008-12-31
SOCKET MOBILE, INC.
filed 2009-03-16
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2008

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

(510) 933-3000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 Par Value per Share	NASDAQ Captial Market

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

As of June 30, 2008, the aggregate market value of the registrant's Common Stock ($0.001 par value) held by non-affiliates of the registrant was $20,757,373 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation Global Market System.

Number of shares of Common Stock ($0.001 par value) outstanding as of March 6, 2009: 3,229,916 shares

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2009. Such Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 1. Business

The Company

We are a producer of mobile computing hardware systems serving the business and medical mobility market. We offer a family of handheld computer products and a wide range of data collection and connectivity peripheral products for use with third-party vertical applications software and devices. We also offer embedded Bluetooth and wireless LAN products. Our peripheral products also work with many third-party mobile handheld devices including smart phones, handheld computers, tablet computers, ultra-mobile personal computers (UMPCs), and notebooks, adding data collection and connectivity capabilities to these devices. Our products are designed to enable the accessing, collection and processing of data by employees while mobile. Our products utilize popular Bluetooth and wireless LAN wireless connection technologies. Our plug-in and Bluetooth data collection products offer a variety of data collection technologies including laser and CMOS barcode scanning, linear and two dimensional barcode scanning, plus we offer RFID (radio frequency identification) and magnetic stripe readers. See "Products" for more information on the products that we produce.

We work with more than 200 software integration companies that are offering or developing vertical software applications for use with handheld computers. Healthcare has been a primary area of focus for our software integration partners and more than half of our handheld computer sales now come from organizations within the healthcare industry. Other vertical markets benefiting from our mobile solutions include hospitality, retail merchandising, automotive, government and education. These mobile solutions are designed to improve the productivity of business enterprises and service providers by automating manual tasks, improving the quality of information collected, and enhancing mobile productivity by processing and transferring information from remote locations and mobile devices to the business enterprise, and then if required, back to the remote locations and mobile devices. See "Vertical Market Applications", "Market Dynamics" and "Marketing Strategy" for more information on the markets that we serve and our application partners.

We believe that growth in the mobile workforce, technical advances and cost reductions in mobile devices and networking technologies, and the pervasive use of the Internet are driving broader adoption of mobile computing. Our products are designed to address the growing need for mobile computing by today's mobile workforce by enabling them to access, collect and process data while mobile, thereby enhancing their productivity, allowing them to exploit time sensitive opportunities and improving customer satisfaction. Overall, our products enable the integration of hardware, software and applications into complete mobile data collection and connectivity solutions.

We make available to original equipment manufacturers ("OEMs") the Bluetooth and wireless LAN wireless technologies that we incorporate in our own products through the sale of modules and plug-in cards that these manufacturers embed into their products, including driver and device management software that is designed to simplify the ability of mobile employees to get and stay connected with Wi-Fi as well as with Bluetooth.

Total employee headcount on December 31, 2008 was 75 people. We subcontract the manufacturing of all of our products to independent third-party contract manufacturers located in the U.S., China and Taiwan and who have the equipment, know-how and capacity to manufacture products to our specifications. Our handheld computers and peripheral products are sold through a worldwide network of distributors and resellers, vertical industry partners, and value added resellers (VARs). Our OEM products are sold directly to the original equipment manufacturers. See "Personnel," "Sales and Marketing," and "Manufacturing" for additional information about our personnel, sales and marketing and manufacturing operations.

We have financed our operations since inception primarily from the sale of equity capital and have no material long term debt. We also have a receivables-based working capital line of credit with a bank that we use for additional cash resources.

We were founded in March 1992 as Socket Communications, Inc. and reincorporated in Delaware in 1995 prior to our initial public offering in June 1995. We began doing business as Socket Mobile, Inc. in January 2007 to better reflect our market focus on the mobile business market and changed our legal name to Socket Mobile, Inc. in April 2008. Our Common Stock trades on the NASDAQ Capital Market under the symbol "SCKT". Our principal executive offices are located at 39700 Eureka Drive, Newark, CA 94560, and our phone number is (510) 933-3000. Our Internet home page is located at http://www.socketmobile.com; however, the information on, or that can be accessed through, our home page, is not part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports are available free of charge on or through our Internet home page, as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Products

Our products are classified into three broad product families:

  Mobile handheld computer products;
  Mobile peripheral products: data collection, connectivity and serial interface; and
  OEM embedded products.

Our mobile handheld computer products are designed to be a durable device that has features similar to heavier duty industrial handheld devices but at a significantly lower price. Our initial model, the SoMo® 650 (SoMo is derived from Socket Mobile), was introduced in June 2007 with initial volume shipments in September 2007, and features the Microsoft Windows Mobile Classic operating system, Versions 5.0 and 6. Windows Mobile is the industry standard OS for mobile applications thereby ensuring that the SoMo is compatible with a large number of business applications and giving workers a familiar computing environment. Our mobile handheld computers are easy to customize for a particular application with peripherals. The SoMo products have an expected product life cycle of three to five years which meets the needs of our customers who are deploying mobile solutions. The SoMo's features include wireless LAN and Bluetooth, a fast processor, a large, bright screen display enabling its use outdoors, large amounts of SDRAM and flash memory, extended battery life, programmable action buttons to activate peripheral devices, reinforced CompactFlash and SDIO card slots, and a durable case. The SoMo is available in multiple language support and includes our Bluetooth, wireless LAN and barcode scanning software. The SoMo 650 was specifically designed without an integrated mobile phone to serve the market for business mobility applications that are not mobile phone centric such as medication dispensing in the healthcare market or serving tables in the hospitality market, many of which use Bluetooth or wireless LAN connections for data communications. In late 2008, we introduced the SoMo 650 Rx Model with an antimicrobial additive incorporated into its plastic case for the healthcare market to reduce the risk of the spread of bacteria from the use of handheld devices in a healthcare environment. We have also introduced a SoMo 650 Dx Model without Bluetooth or wireless LAN for high security environments. Mobile handheld computer products represented approximately 18 percent and 6 percent of our revenue for the years ended December 31, 2008 and 2007, respectively.

Our mobile peripheral products consist of data collection, connectivity and serial interface products, which together represented approximately 47 percent, 67 percent, and 68 percent of our revenues for the three years ended December 31, 2008, 2007 and 2006, respectively.

Our data collection products enable the electronic collection of data from barcodes, radio frequency identification (RFID) tags, or magnetic stripes and consist of:

  barcode scanning products that plug into or connect wirelessly to handheld computers, tablet computers, ultra-mobile personal computers, notebook computers and smartphones that use Windows Mobile, Windows CE, Windows Vista/XP, RIM Blackberry, or Nokia E71 operating systems, and turn these devices into portable barcode scanners and RFID readers that can be used in various retail and industrial workplaces; Our cordless hand scanner and cordless ring scanner may also be connected wirelessly to a desktop computer, enabling mobile barcode scanning around a fixed workstation;
  RFID plug-in products that read radio frequency identification tags;
  a combination plug-in barcode scanner and RFID reader; and
  a plug-in magnetic stripe reader.

Our plug-in and Bluetooth cordless data collection products offer a variety of data collection technologies at several performance levels including laser and CMOS barcode scanning, linear and two dimensional barcode scanning and RFID reading, enabling solutions to be tailored to optimal price/performance levels. Our plug-in barcode scanners are available in both CompactFlash and SDIO form factors. We also offer a ring scanner worn on the index finger which connects to computing systems using the Bluetooth standard for short-range wireless connectivity.

We have developed extensive barcode scanning and RFID reading software called SocketScan that supports all of our data collection products, and have software developer kits that assist third-party developers in integrating our SocketScan software and our hardware products into their applications and solutions.

Our connectivity products are connection devices that can be plugged into standard CompactFlash or Secure Digital SDIO expansion slots in handheld computers, tablet computers, ultra mobile personal computers, and notebook computers that use Windows Mobile, Windows XP/Vista, or Windows Tablet operating systems. These products allow users to connect their devices via Ethernet or telephone to communicate with other networks and devices such as desktop computers, other handheld computers, tablet computers, ultra-mobile personal computers, and notebook computers, smartphones and printers. Our connectivity products include:

  modems for telephone connections that connect over a cable
  Ethernet cards for local area network connections that connect over a cable; and
  accessory products such as batteries and cables.

Our serial interface products enable the connection of a mobile computer to electronic devices either as a plug-in card (one, two or four ports) connecting over cables, or wirelessly over a Bluetooth network. During 2008 we introduced a USB to serial connector to enable a serial connection through a USB interface and plan to introduce in the first half of 2009 a USB to Ethernet Adapter to reflect the growing use of USB as a connection technology for mobile products.

Our OEM embedded products consist of Bluetooth and wireless LAN modules and plug-in cards used primarily by OEMs of industrial grade handheld computers and other devices to build wireless connection functions into their products using the Bluetooth and wireless LAN standards for wireless connectivity. Our plug-in cards and modules using the Bluetooth standard for short-range wireless connectivity include extensive communications software enabling the use of these products. Our products in 2008 used the Bluetooth 2.0 standard, and we plan to upgrade in 2009 to the Bluetooth 2.1 + EDR standard, continuing our commitment to keep our products current with evolving technology standards. Our plug-in cards for connecting to local wireless networks during 2008 used the wireless LAN 802.11b/g (or Wi-Fi) standard and included extensive communications software designed to make these products easy to use. We have recently added Cisco Compatible Extensions (CCX) 4.0 certification to our wireless LAN software to enable our wireless LAN products to be compatible with a Cisco wireless LAN infrastructure and have been upgrading our plug-in cards and modules to incorporate the wireless LAN 802.11 a/b/g standard. OEM embedded products represented approximately 35 percent, 27 percent and 32 percent of our revenue for the years ended December 31, 2008, 2007, and 2006, respectively.

Vertical Market Applications

We support the use of our products by third-party software developers, value added resellers (VARs) and end users in a number of vertical markets where workers are mobile and can benefit from the collection, processing and transmittal of data or access to data while mobile. We offer software developer kits to enable the integration of our Bluetooth, wireless LAN and data collection hardware and software programs with vertical market applications and we have a Vertical Industry Partners (VIP) Program with over 200 participants to promote the development of vertical market solutions using our products. The VIP Program includes competitive pricing, an online partner portal, tailored sales resources, and inclusion of partners in our marketing programs and communications tools including a listing on our internet website at www.socketmobile.com. At December 31, 2008, approximately one-half of our VIP partners had applications in the market and were generating revenue through the sale of solutions to their customers that included our products. The remaining partners are developing vertical market applications to be introduced as their applications are completed.

The vertical markets that have the largest number of mobile applications include healthcare, hospitality, retail merchandising, automotive, government and education. Highlighted below are examples of partner solutions that result in productivity enhancing benefits to the users of the solutions:

Healthcare

Healthcare applications involve the real-time collection of and access to patient data, the updating of patient records, the prevention of medication errors, the management and control of pharmaceuticals prescribed for patients, and the analysis of patient laboratory specimens.

Aranz Medical, Ltd. has selected the SoMo handheld computer to run its Silhouette product suite for advanced wound care. The system provides comprehensive imaging, measurement and documentation capabilities that provide significant advantages for patients, health care providers and funding organizations.

Arrowhead Electronic Healthcare has developed electronic patient diaries to assist patients with chronic care conditions to manage and communicate their home therapy to caregivers.

Epocal has integrated our handheld computer into its blood diagnostic system.

Evangelical Lutheran Good Samaritan Society, the largest not-for-profit provider of senior care and services in the United States, is managing and monitoring daily patient care, capturing data at the point of care and providing immediate access to patient records and patient care diagnostic tools.

Hospira is marketing the VeriScan system to prevent medication errors at a patient's hospital bedside.

InfoLogix Systems offers enterprise mobile wireless computing solutions to provide healthcare enterprises with access to real-time information.

Resource Systems is using their CareTracker system to improve the quality of care in long term care facilities.

Zeta Compliance Technologies, Ltd. has selected the SoMo handheld computer to run its ZetaMobile® PDA software as part of ZetaSafe®, a web based compliance solution for accurately and efficiently capturing, analyzing and communicating data obtained from the routine testing of assets in the field. The software enables field engineers to test for health, safety and environmental compliance and to input test results via bar code scanning or data input and synchronize to a main data base.

Hospitality

Hospitality applications include tableside order processing, curbside check-in, poolside service, ticket scanning, mobile point of sale, and contact information tracking.

Amadeus' Restaurant Management System software enables customer restaurant orders to be placed tableside. Amadeus also offers a property management system to hotels.

Capture Technologies markets their LeadWare Pocket Edition as a handheld data collection and survey tool for collecting information at conferences, events and retail.

Neutron Solutions markets their Qlead system for use by exhibitors at tradeshow and industry events to capture, qualify and measure sales leads.

Retail Merchandising

Fujitsu Systems is marketing a mobile point of sale solution with their tablet notebooks.

Tiva Software's Pricebook Connect software is used by First Stop Convenience Stores with a handheld computer barcode scanning solution to streamline ordering, pricing, inventory and back office activities.

Automotive

Cardinal Tracking streamlines inventory management for automotive recyclers, and announced the adoption of their mobile solution by Buddy Automotive Innovations.

Manheim Auto Auction, the largest wholesale auto auction in the United States, enables dealers to view pricing and other details about vehicles being auctioned while the dealers are mobile.

Government and Education

Plasco ID offers a mobile tracking and data retrieval solution for identifying and tracking students and managing and processing real-time student information.

Telemedicine and Advanced Technology Research Center of the U.S. Army efficiently inventories blood supplies in combat zones, reducing blood spoilage and increasing availability.

Market Dynamics

Handheld computers have evolved over the past several years from simple devices used mainly to hold personal information into small portable units with functionality similar to desktop PCs. Many handheld computers, such as those using the Windows Mobile operating system including our SoMo line of mobile handheld computers, have built-in expansion capabilities in standard form factors, typically CompactFlash and/or Secure Digital Input/Output plug-in slots or Bluetooth wireless connection capabilities to allow for transfer of data in and out of the handheld computer over wireless or wired connections. Many mobile phones, such as Research-In-Motion's Blackberry and smartphones (handheld computers with integrated phones running the Windows Mobile operating system) support our cordless data collection peripherals over a Bluetooth connection and also have an integrated phone to enable voice communications over mobile phone networks. Notebooks and tablet computers also have expansion capabilities to enable their use in mobile environments using Bluetooth and wireless LAN connections for data communications.

Advances in mobile network access and transfer speeds enable mobile computing device users to access the Internet, send and receive email including attachments, access corporate data files, and transfer data directly to and from other mobile devices using Bluetooth wireless technology or cables for short distances, wireless local area networks, or broadband cellular networks with increased speed and bandwidth. Our connectivity products and technologies (wireless LAN, Bluetooth, USB and serial interface products) are designed to easily add these technologies to mobile devices. In addition, mobile devices with standard expansion capabilities are effective at collecting data. Our data collection products are designed to facilitate the collection of barcode, RFID, and magnetic stripe information on these devices by plugging into the standard expansion slots of these data collection devices or connecting wirelessly over a Bluetooth connection.

Handheld computers have traditionally been classified into consumer and industrial categories. Consumer devices such as those offered by Hewlett-Packard are designed for personal use and fit in a pocket or purse. Industrial devices such as those offered by Motorola or Intermec are designed for rugged environments such as outdoors or in warehouses and are much larger, heavier and more expensive. Businesses have had to choose from these two categories in designing mobile solutions, and we believe neither solution is an ideal fit for many business needs. Consumer units often are not designed with the durability required for the more extensive use required by businesses. Industrial units are designed for warehouse or inclement weather conditions and add unnecessary size, cost and expense for those businesses not needing that level of ruggedness. Our mobile handheld computers are similar in size and weight to consumer units which fit in a pocket or purse, but are designed to be more durable and come with our extensive driver software including our barcode scanning and RFID reading software SocketScan, and our Bluetooth and our wireless LAN driver and management software. This software incorporates features needed by businesses such as seamless roaming to improve worker connectivity and the worker experience in using wireless LAN, easy and reliable Bluetooth connections with Socket's Connect!Agent, and multiple language support. Other features needed by businesses include fast processors, large memory and extended battery life. Recently added to our mobile handheld computer family of products were handheld computer models with anti-microbial cases which reduce the risk of bacterial growth on handheld devices in healthcare environments. Compared to industrial devices, our computers are smaller in size and weight, less rugged, and less expensive. All of our handheld computer models are offered with an expectation that they will continued to be offered for sale for a minimum three to five year time period which reduces the number of times that customers must upgrade their systems and test and purchase new devices.

Growth in the mobile workforce and increasing reliance on the Internet and on access to corporate databases and email are increasing the demand for mobile data communications. The capability of a mobile workforce to collect data in the field and to transfer it electronically generally improves the timeliness and accuracy of information such as order entry, process management or transaction reporting. Advances in connection technologies, local area networking and wide area networking are being commercialized to enable handheld computers to interact with nearby computers and with a wide array of electronic appliances, including mobile phones, printers, digital cameras, local area network access points, Global Positioning System (GPS) receivers, automobile communications systems, barcode scanners, RFID tags, home entertainment and security systems, public kiosks, public Internet access locations and vending machines.

Current market dynamics driving the adoption of mobile data communications by enterprises include:

Functionality of today's mobile computing devices is extensive and improving. Most mobile computing devices offer bright outdoor color screens and longer battery life, have software allowing their use as business messaging devices with capacity to store personal information, and have standard expansion capabilities or use Bluetooth or wireless local or wide area network connections to transfer data in and out of the device. Popular desktop programs such as Word and Excel are available for today's handheld, tablet and notebook computers, enabling users to send and receive emails with full attachments, run popular personal information management and business programs, run entertainment and education software for games, music or books, view and interact with the Internet with enhanced and feature-rich graphics, have direct access to corporate data files (subject to business security arrangements), and use instant messaging over mobile networks. Mobile devices also can become lightweight mobile barcode, RFID, and magnetic stripe scanning devices when used with our barcode scanning, RFID, or magnetic stripe reader products, enabling the capture and processing of barcode, RFID, or magnetic stripe information (such as credit or identification cards) in a mobile environment.

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

Third-party applications for enterprises are becoming available in increasing numbers. Third-party software applications are becoming increasingly available for the collection, processing and transfer of information by a mobile workforce. Mobile computing devices are being used for such diverse applications as checking patient medications when administering them in a hospital, capturing lot numbers of drug samples given to a doctor, managing the stocking of shelves in retail establishments, or entering sales orders from the field. We have supported the development and deployment of our products in third-party applications through our Vertical Industry Partners Program and more than 200 companies are participants in this program. Our Vertical Industry Partners Program is described more fully under "Vertical Market Applications." The availability of productivity-enhancing application software is a major driver of enterprise deployment of mobile computing devices.

Marketing Strategy

Our marketing strategy has been to transition from being a peripherals supplier to being a systems supplier to the mobile business markets, capitalize on our strategic relationships, expand and improve our product offerings including software to enable wireless and wired connections designed to provide an easy-to-use experience, build a strong brand name, support the development of third-party software applications and integrator solutions, expand awareness within the business community of the data collection capabilities of all of the mobile computing platforms that we serve including smart phones, tablets, and notebook computers, and market the strengths of our wireless driver and management software to other equipment manufacturers of mobile devices.

Transition from being a peripherals supplier to being a system supplier to the mobile business markets. Our introduction in June 2007 of our handheld computer marked the start of our transition from being a peripherals supplier to being a systems supplier. As a peripherals supplier, we were dependent upon other third-party computer manufacturers for the handheld computers that comprised mobile business solutions. Changes by such third-parties to handheld computer models, operating systems and handheld computer programs forced us to expend significant efforts to make our peripherals work following such changes. Customer support was also more complicated in determining whether any reported problems were due to the handheld computer or to our peripherals. Solutions being developed by third-party application providers were also more complicated by the need to integrate their solutions with multiple hardware manufacturers. Although we continue to support third-party handheld computers, with the introduction of our mobile handheld computer we offer a complete hardware solution consisting of a mobile handheld computer and peripherals which allows value added resellers and systems integrators to offer a one-stop solution in combination with vertical software applications for the mobile workforce. We have also expanded and refocused our sales personnel from selling peripherals, in which we'd work closely with the handheld computer manufacturers and their distribution channel partners, to selling systems, in which we are working more closely with third-party application providers, value added resellers and systems integrators.

Capitalize on Strategic Relationships. We support and encourage direct endorsements and referrals for our products from our strategic relationships, including operating system providers, device manufacturers, third-party software developers, vertical industry partners, distributors, and end-user customers. We actively promote third-parties to integrate our products into their solutions through our Vertical Industry Partners Program. We have a team of employees that manages each strategic relationship, and we provide software developer kits, training and technical support to our software and hardware developers. We coordinate our product development efforts with Microsoft on an ongoing basis, with the goal of ensuring that our current and future products are compatible with new releases of Microsoft's operating systems. We spend extensive engineering time and resources to ensure that our data collection peripheral products are compatible with a wide variety of handheld computers including Windows Mobile handheld computers, the Blackberry from Research-In-Motion, and smartphones using the Microsoft Windows Mobile and Nokia E71 operating systems.

Expand and improve our product offerings. We offer a wide range of data collection and connectivity peripheral products that are used with our SoMo family of mobile computers and other third-party mobile devices, and we encourage our distributors to carry the full range of our products. The goal is for customers to view Socket as a primary source for their connection needs, instead of having to rely on individual product offerings from a number of different companies. During the past two years, we have introduced a mobile handheld computer and added many operating system features such as multiple language support, upgrades to the latest versions of the Windows Mobile operating system without replacing the versions first introduced, and upgraded Bluetooth and wireless LAN management software. We design our products to comply with the regulations of the many worldwide agencies that regulate the safety, performance and use of electronic products.

Build a Stronger Brand Name. We are building a brand image of "Business Mobility Now!™" This image closely associates us with business and medical mobility solutions and to reflect this image, we changed our name to Socket Mobile, Inc. in April 2008. We stress with customers the design of our products for the mobile enterprise markets, emphasizing quality and standards-based connectivity. Mobility requires products that are compact and designed to be handled while mobile, with low power consumption to extend time between charges, and easy to use. We work closely with our partners developing productivity enhancing applications for the mobile workforce. Our overall company brand identity and positioning goal is to become "the leading provider of easy-to-deploy business mobility systems and peripherals to the mobility market."

Support the development of third-party software applications and integrator solutions. We have created software developer kits for many of our products including barcode scanning, RFID, Bluetooth, and wireless LAN. In addition, we have employees dedicated to assisting developers and integrators with integrating our products into their solutions. Our Vertical Industry Partners Program includes over 200 companies that offer or are developing software solutions which incorporate Socket products. These solutions primarily involve handheld computing and data collection and address improving the productivity of the mobile workforce in a number of vertical markets including healthcare, hospitality, retail merchandising, automotive, government and education.

Expand awareness within the business community of the data collection capabilities of all of the mobile computing platforms that we serve including smart phones, tablets, and notebook computers. Our data collection software SocketScan has been designed to enable our barcode scanning peripherals to work on a number of third-party computing platforms including smart phones (Blackberry, Windows Mobile and Nokia E71 devices), tablets, UMPCs, and notebook or desktop computers (Windows based). Most of these devices can be used to collect barcode scanned or RFID read information from our Bluetooth enabled or plug-in scanners and readers, however many application providers are not aware of the capabilities of these devices, and increasing such awareness is a key step at increasing the number of mobile data collection applications available on these devices.

Market the strengths of our wireless driver and management software to original equipment manufacturers of mobile devices. To capture embedded connection business from original equipment manufacturers, we have built relationships with certain mobile device manufacturers and work with them to integrate our Bluetooth and wireless LAN modules and value-add software into their own product designs. Our value-add is the extensive driver and management software for Bluetooth and wireless LAN products that we use in our own products. The majority of these manufacturers are building vertical application devices for special purpose markets and it is often cost effective for them to purchase Bluetooth and wireless LAN software and connection cards or modules rather than developing and maintaining such software themselves. We have an internal team of employees that manages our OEM products business. We also provide developer support to our mobile device manufacturer customers to assist them as needed to integrate our embedded products into their mobile devices.

Competition and Competitive Risks

The overall market for mobile computing solutions is both complex and competitive. Our hardware products compete with similar hardware products in all of our markets in the United States, Europe and Asia. However, our longtime focus on creating innovative mobile solutions for the mobile workforce has resulted in good brand name recognition and reputation. We also believe that our brand name identifies our products as robust, dependable, small form factor, low power and easy to use, and the breadth of our product offerings, including the extensive features of our software, will continue to differentiate us relative to our competitors. The addition of a mobile handheld computer since June 2007 has enabled us to better control the handheld computing environment for our peripheral products and allows us to offer one-stop shopping for the hardware portion of mobile business solutions. Our handheld computer is becoming better recognized for its features and capabilities with over 10,000 units shipped since its introduction in June 2007 through the end of 2008. The competition in each of our product families is discussed in more detail below.

Mobile handheld computers. Our SoMo mobile handheld computers address the price/performance market gap between consumer handheld computers and industrial-grade handheld computers. Consumer-oriented handheld computers offer fewer features at a lower cost than industrial handheld computers. Our SoMo mobile handheld computer offers improved features beneficial in a business environment including increased durability, improved software features such as wireless LAN roaming (staying connected between wireless LAN access points), and a combination of a fast processor, large memory, CompactFlash and Secure Digital plug-in slots to plug peripherals directly into the computer and wireless LAN and Bluetooth technologies to enable the transfer of data wirelessly. The SoMo mobile handheld computer is less rugged than an industrial handheld computer but has many of the same features at a significantly reduced price point. More recent additions to our family of SoMo mobile handheld computers are addressing specific needs of our customers such as the recent introduction of an anti-microbial case to reduce the growth of bacteria in a healthcare environment. Consumer grade handheld computers are offered by Hewlett-Packard, Acer, Siemens and others but the trend has been for them to offer more phone integrated units. In 2008, Siemens and Acer discontinued their units that did not have integrated phones, thus reducing the number of alternatives to the SoMo handheld computer available in the marketplace. Ruggedized industrial grade handheld computers are offered by Motorola, Intermec, Honeywell and others. These companies have offered handheld computers for many years and have an established market presence. Their handheld computers are functional competitive alternatives to our mobile handheld computers, but are priced significantly higher and in most cases are larger in size because of their ruggedized features.

Data Collection Products. Our laser and CMOS imager barcode scanning products face competition from ruggedized integrated barcode scanning devices from Motorola, Intermec, Honeywell, Casio, Itronix and others. We purchase laser engines from Motorola. We also purchase imagers from Motorola and from Intermec for use in our products. We face competition outside of the United States from a product similar to our plug-in barcode scanning card from BeInteractive, from products similar to our Cordless Hand Scanner from Baracoda, and from other competitive laser scanning products from Grabba (Australia) and Opticon (Japan). Motorola's patent position for laser barcode scanning tends to limit the sale of laser scanning barcode products by competitors in the United States, but a number of the Motorola patents will expire over the next several years, and we may face increasing competition from competitors both inside and outside the United States. We produce our laser barcode scanning products under a license from Motorola, which, to date, has not licensed these technologies to potential competitors. Motorola has historically been selective in licensing their technologies to third-parties. The continued availability of our licenses from Motorola and the continued absence of other licensees are dependent upon future licensing decisions by Motorola.

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

Serial Interface Products. Our serial interface card products compete from time to time with similar products from small manufacturers including BeInteractive, Brainboxes, B&B Electronics, Elan Digital Systems, Quatech (a subsidiary of DPAC Technologies), and Ratoc Systems. We also offer a cordless serial adapter with Bluetooth wireless technology. Companies that offer competing Bluetooth serial products include AIRcable, Brainboxes, ConnectBlue, Digi International, Ezurio, Free 2 Move, Initium and Wavespeed. Our USB products compete with products from Dlink, Linksys, and TRENDnet.

OEM Embedded Products - Wireless Connections. We offer our wireless connection Bluetooth and wireless LAN technologies in the form of modules for embedding in third-party devices. We also offer CompactFlash plug-in cards and SDIO plug-in cards that may be plugged into the expansion slots of devices needing these technologies. We compete based on our brand name and customer support infrastructure, as well as software enhancements that provide ease-of-use, security features, and monitoring and troubleshooting tools. Our Bluetooth and wireless LAN software works well with our hardware, providing us a complete solution for embedding Bluetooth and wireless LAN connections into third-party devices.

Manufacturers in Asia selling primarily hardware, such as Alps, Murata, and TaiyoYuden, along with integrators such as Bluesoft and Stonestreet One, are able to produce all or part of embedded solutions which may compete with our products and services. In addition, manufacturers of products that are sold in high volume may choose to build and support their own Bluetooth or wireless LAN connections.

Our wireless LAN cards face competition in the market today principally from other manufacturers of low power wireless LAN 802.11g cards, including Ambicom for CF cards, and AmbiCom, Spectec and Mobis for SDIO cards. Our wireless LAN 802.11 a/b/g cards and modules are early to market but we anticipate that other competitors will follow with similar products. The market for Bluetooth wireless communications technology is highly competitive. A number of companies offer competing CompactFlash Bluetooth cards including Ambicom, Brainboxes and Billionton.

Proprietary Technology

We have developed a number of technological building blocks that enhance our ability to design new hardware and software products, to offer products which run on multiple software and hardware platforms, and to manufacture and package products efficiently.

We own and control the design of our handheld computer, enabling us to modify its features or software to meet specific customer requirements.

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

Another area of intellectual property is our expertise in embedded radio-dependent firmware. Within our Bluetooth cordless products are software and firmware that include a wide variety of functions to enable efficient radio control and overall systems functionality. For cordless barcode scanning and RFID reading, this includes our patented Error Proof Protocol, which is designed to ensure that scanned data is correctly received by the mobile computing device and allow for real-time validation of data and error notification to the user.

We have developed a library of software drivers and control modules that allow our products to operate in handheld computers running the Windows Mobile operating systems and in notebooks running Windows XP/Vista operating systems. We have been awarded fourteen U.S. Patents and nine design patents covering various inventions that relate to mobile products and to the design of our products. In July 2004 we also acquired from Khyber Technologies a U.S. patent entitled Card Shaped Computer Peripheral Device. The patent is a basic patent covering the design and functioning of plug-in barcode scanners, barcode imagers, and RFID products. We have additional patents covering our proprietary technology pending with the U.S. Patent and Trademark Office.

We have developed a number of software programs that provide unique functions and features for our connection and data collection products. For example, our SocketScan software enables all of our barcode scanning products to scan a variety of barcodes and to route the scanned data to many different types of data files. Our Bluetooth software used in conjunction with our Bluetooth hardware provides a completely functional Bluetooth solution enabling connections and data transfers between Bluetooth-enabled devices. Our wireless local area network software called Wi-Fi Companion provides an extensive set of features to help the user get and stay connected. We have also introduced a version incorporating Cisco Compatible Extension protocols called Enhanced Wi-Fi Companion or e-WFC. Either of these software programs used in conjunction with our wireless local area network hardware, provides a completely functional wireless local area network solution, enabling connections and data transfers from mobile computing devices over wireless local area networks. In addition, our Bluetooth and wireless LAN software programs are aligned to insure optimal performance even when both technologies are being utilized at the same time.

We have registered trademarks with the U.S. Patent and Trademark Office for the mark "Socket", our logo, the term "Go-WiFi" associated with our wireless LAN products and "SoMo", the mark associated with our mobile handheld computer.

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

Personnel

Our future success will depend in significant part upon the continued service of certain of our key technical and senior management personnel, and our continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Our total employee headcount as of December 31, 2008 was 75 people. In the fourth quarter of 2008, we reduced the number of employees by 11 employees to 75 in order to reduce our operating expenses in 2009. Our employees are not represented by a union, and we consider our employee relationships to be good.

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

During the year ended December 31, 2008, 64 percent of our sales were in North America, 24 percent in Europe, and 12 percent in Asia and Pacific Rim countries. In 2007, 65 percent of our sales were in North America, 27 percent in Europe, and 8 percent were in Asia and Pacific Rim countries. In 2006, 68 percent of our sales were in North America, 24 percent in Europe and 8 percent in Asia and Pacific Rim countries. Export sales are subject to the complications of complying with laws of various countries and the risk of import/export restrictions and tariff regulations.

We market our products through a worldwide network of distributors and resellers, as well as through Original Equipment Manufacturers and Value Added Resellers. In addition, we have more than 200 companies that are participants in our Vertical Industry Partners Program. Participants offer or are developing third-party software applications that utilize our products with their software solutions. Vertical markets addressed by participants include healthcare, hospitality, retail merchandising, automotive, government and education. Applications include checking patient medications when administering them in a hospital, capturing lot numbers of drug samples given to a doctor, managing the stocking of shelves in retail establishments, entering sales orders from the field, taking inventory of barcoded items, and entering and updating information in an enterprise data base. See "Vertical Market Applications" for additional information. We support our distributors, resellers, integration and application partners with software developer kits and we provide education, training and customer assistance through our sales, marketing, and technical support staff in the U.S., Europe and Asia-Pacific regions. As of December 31, 2008, we had 32 people in sales, marketing and customer support.

Our United States distributors Ingram Micro and Tech Data Corp. accounted for 16 percent and 15 percent of our revenue in 2008, respectively, and our OEM customer Intermec accounted for 14 percent of our revenue in 2008. In 2007, Tech Data accounted for 23 percent of our revenue and Ingram Micro accounted for 13 percent of our revenue. In 2006, Tech Data accounted for 26 percent of our revenue and Ingram Micro, Inc. accounted for 14 percent of our revenue.

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

We rely significantly on our distributors and resellers for distribution of our products. Our agreements with our distributors and resellers generally are nonexclusive and may be terminated on short notice by either party without cause. Furthermore, our distributors and resellers are not within our control, are not obligated to purchase products from us, and may represent other lines of products, including those of our competitors. If any distributors or resellers reduce or discontinue efforts to sell our products, our revenues and operating results could be materially adversely affected.

Manufacturing

We subcontract the manufacturing of substantially all of our products to independent third-party contract manufacturers located in the U.S., China, and Taiwan and who have the equipment, know-how and capacity to manufacture products to our specifications. We perform final product testing and package our products at our Newark, California facility for most of our sales. As of December 31, 2008, we had 24 people employed in manufacturing operations, including planning, buying, manufacturing engineering, quality control, product assembly, shipping and receiving, and product support.

Certain of our products or product components are available from only one vendor. These sole sourced products or components include the interface chip that controls the signal transmission between all of our plug-in CompactFlash products (except our Ethernet and wireless LAN cards) and the card slot on the mobile computer, our Ethernet and wireless LAN chips, our laser scanning engines, our SDIO plug-in cards, certain cable and connector components and several major components of our mobile handheld computers including our flash memory, screen, processor and audio components. Although to date we have generally been able to obtain adequate supplies of these products or components, they are generally purchased on a purchase order basis under standard commercial terms and conditions, and we do not have long-term supply contracts for these products or components. Accordingly, the manufacturers could stop providing these products or components to us at any time. Alternatively, although our suppliers are generally large, well-financed organizations, they could encounter financial difficulties that interfere with our product supplies. In such an event, we could experience a decline in revenues until we establish sufficient manufacturing supply through an alternative source. Locating and qualifying alternative suppliers, and commencing new manufacturing operations, could take a significant period of time, although we believe that we can relocate manufacturing or find alternative suppliers for sole sourced products or components should it become necessary. We generally stock higher inventory quantities of sole sourced products or components as safety stocks to mitigate the risk of supply disruption.

Research and Development

Since our inception, we have made substantial investments in research and development. Research and development expenditures were $4.5 million in 2008, $5.0 million in 2007, and $5.1 million in 2006. The level of expenditures are determined in part by the number of development projects which included in 2007 and 2006 higher costs for the initial development of our handheld computers.

As of December 31, 2008, we had 10 people on our product development staff, and we hire engineering consultants to perform additional engineering services as required. We anticipate that we will continue to commit substantial resources to research and development in the future.

General and Administration

As of December 31, 2008, we had 9 people responsible for our financial and administrative activities including accounting and finance, personnel, and administrative support.

Item 1A. Risk Factors

The global financial crisis may continue to have an impact on our business and financial condition in ways that we currently cannot predict, and may further limit our ability to raise additional funds.

The continued credit crisis and related turmoil in the global financial system may continue to have an impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets do not improve or continue to worsen. In particular, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions.

We have a history of operating losses and may not achieve ongoing profitability.

We were unprofitable in each of the quarters in fiscal years 2008, 2007 and 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was the first profitable year in our history, but only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. To achieve ongoing profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash and bank line of credit to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

We may require additional capital in the future, but that capital may not be available, if at all, on reasonable terms or on terms that would not cause substantial dilution to your stock holdings.

We may incur operating losses in future quarters and may need to raise capital to fund these losses. Our forecasts are highly dependent on factors beyond our control, including market acceptance of our products and sales of handheld computers. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. In addition, the availability of our bank line is dependent upon our meeting a minimum monthly liquidity covenant (see "Note 3 - Bank Financing Arrangements" for more information). Future operating losses could cause us to lose the availability of our bank line as a result of becoming non-compliant with this covenant.

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

Our success has been dependent upon the ability of third-parties in the mobile personal computer industry to successfully develop products that include or are compatible with our technology and then to sell these products into the marketplace. Even if we are successful in marketing and selling our new line of mobile handheld computers, our ability to generate increased revenue depends significantly on the commercial success of other parties' Windows mobile products, particularly standard Pocket PC handhelds, phone-integrated devices, tablet computers, and other phone-integrated devices, including those from Palm, Nokia, and Blackberry, with which our plug-in and wireless peripherals can be used, and the adoption of these mobile computer devices for business use. If manufacturers are unable or choose not to ship new products such as Pocket PC and other Windows mobile devices, or experience difficulties with new product transitions that cause delays in the market as we have experienced in the past three years, or if these products, including our new line of mobile handheld computers, the first model of which we began shipping in June 2007, fail to achieve or maintain market acceptance, the number of our potential new customers would be reduced and we would not be able to meet our sales expectations.

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
  identify emerging trends, demands and standards in the field of mobile computing products;
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

A significant portion of our revenue comes from two distributors, Tech Data Corp. and Ingram Micro, Inc., which together represented approximately 31%, 36%, and 40% of our worldwide revenues in fiscal years 2008, 2007, and 2006, respectively. We expect that a significant portion of our revenue will continue to depend on sales to Tech Data Corp. and Ingram Micro, Inc. We do not have long-term commitments from Tech Data Corp. or Ingram Micro, Inc. to carry our products. Either could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors' products. If we lose our relationship with Tech Data Corp. or Ingram Micro, Inc., we would experience disruption and delays in marketing our products.

If the market for mobile computers experiences delays, or fails to grow, we will not achieve our sales projections.

Substantially all of our peripheral products are designed for use with mobile personal computers, including handhelds, notebook computers, tablets, and handheld computers with integrated phones. If the mobile personal computer industry does not grow, if its growth slows, or if product or operating system changeovers by mobile computer manufacturers and partners cause delays in the market, as we have experienced repeatedly in the past three years, or if the markets for our mobile handheld computers do not grow, we will not achieve our sales projections.

Our sales will be hurt if the new technologies used in our products do not become widely adopted, or are adopted slower than expected.

Many of our products use new technologies, such as two dimensional bar code scanning and radio frequency identification, which are not yet widely adopted in the market. If these technologies fail to become widespread, or are adopted slower than expected, our sales will suffer.

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

The demand for our products depends on many factors and is difficult to forecast. We expect that it will become more difficult to forecast demand [given current economic conditions and] as we introduce and support more products and as competition in the market for our products intensifies. If demand is lower than forecasted levels, we could have excess production resulting in higher inventories of finished products and components, which could lead to write-downs or write-offs of some or all of the excess inventories, and reductions in our cash balances. Lower than forecasted demand could also result in excess manufacturing capacity at our third-party manufacturers and in our failure to meet minimum purchase commitments, each of which may lower our operating results.

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

We have devoted significant research and development resources to design activities for Windows Mobile, Windows CE, Windows Vista/XP, RIM Blackberry, or Nokia E71 operating systems, and more recently, to develop our own family of mobile handheld computers. Such design activities have diverted financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft, Research In Motion, or Symbian is obligated to continue the collaboration or to support the products produced from the collaboration. Consequently, these organizations may terminate their collaborations with us for a variety of reasons, including our failure to meet agreed-upon standards or for reasons beyond our control, such as changing market conditions, increased competition, discontinued product lines, and product obsolescence.

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

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options adversely affected our net income and earnings per share in each of the quarters in fiscal years 2008, 2007, and 2006, will continue to adversely affect future quarters, and will make profitability harder to achieve or make our future profits or net losses worse. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

Export sales (sales to customers outside the United States) accounted for approximately 37%, 35%, and 32% of our revenue in fiscal years 2008, 2007, and 2006. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of March 6, 2009, we had 3,229,916 shares of Common Stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of March 6, 2009, we had 1,278,785 shares subject to outstanding options under our stock option plans, and 53,292 shares were available for future issuance under the plans. We have registered the shares of Common Stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2007 through March 6, 2009, our Common Stock price (adjusted to reflect a one-for-ten reverse stock split effected on October 23, 2008) fluctuated between a high of $14.00 and a low of $0.50. Following the reverse stock split which significantly decreased the Company's share float, we have experienced low trading volume in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our Common Stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a 37,100 square foot office facility in Newark, California under a lease expiring in June 2012. We have one option to extend the term of the lease for an additional five-year period with respect to the entire premises. This facility houses our headquarters and manufacturing operations, and is fully used by all segments of the Company. We believe that our current facilities are sufficient and adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for vote by security holders during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock

The Company's Common Stock is traded on the NASDAQ Capital Market under the symbol "SCKT."

The quarterly high and low sales prices of our Common Stock, as reported on the NASDAQ Capital Market through March 6, 2009 (and the NASDAQ Global Market prior to June 10, 2008), and for the last two fiscal years are as shown below:

	Common Stock
Quarter Ended	High	Low
2007
March 31, 2007	$14.00	$8.00
June 30, 2007	$10.30	$7.90
September 30, 2007	$10.50	$8.50
December 31, 2007	$13.30	$7.10
2008
March 31, 2008	$8.90	$4.30
June 30, 2008	$9.00	$5.10
September 30, 2008	$7.50	$4.20
December 31, 2008	$7.50	$0.50
2009
March 31, 2009 (through March 6, 2009)	$3.79	$1.56

Note: The Company effected a one-for-ten reverse stock split on October 23, 2008. The sales prices of the Company's Common Stock in the above table have been retroactively restated to reflect the effects of the reverse split. See "Note 2 - Reverse Stock Split" for additional information.

On March 6, 2009, the closing sales price for our Common Stock as reported on the NASDAQ Capital Market was $2.17. We had 5,530 beneficial stockholders of record as of March 2, 2009. We have not paid dividends on our Common Stock, and we currrently intend to retain future earnings for use in our business and do not anticipate paying dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Performance Graph

The performance graph shown below shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of Socket Mobile, Inc. under the Securities Act of 1933, as amended, or the Exchange Act. The performance graph below shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from December 31, 2003 through December 31, 2008 comparing the return on the Company's Common Stock with the Russell 2000 Index and the NASDAQ Computer & Data Processing Index. No dividends have been declared or paid on the Common Stock during such period. Historical stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and the notes thereto in Item 8, "Financial Statements and Supplementary Data."

	Years Ended December 31
(Amounts in thousands except per share)	2004	2005		2006		2007		2008
Income Statement Data:
Revenue	$26,130	$25,034		$24,981		$24,118		$26,557
Gross profit	$13,362	$12,589		$12,191		$11,873		$12,390
Operating expenses	$13,052	$12,843		$15,120		$15,261		$15,074	(	a)
Net income (loss) applicable to common stockholders	$338	$(215)		$(2,923)		$(3,340)		$(2,765)	(	a)
Net income (loss) per share applicable to common stockholders (b)	$0.10	$(0.07)		$(0.93)		$(1.04)		$(0.86)
Weighted average shares outstanding: (b)
Basic	3,006	3,018		3,145		3,193		3,219
Diluted	3,398	3,018		3,145		3,193		3,219

	At December 31,
	2004	2005		2006		2007		2008
Balance Sheet Data:
Total assets	$24,400	$23,635		$22,787		$21,974		$19,757
Bank line of credit	$2,949	$2,309		$2,213		$2,622		$1,006
Capital leases and deferred rent - long term portion	$51	$8	$	---		$140		$110
Preferred stock	$1	$1	$	---	$	---	$	---
Total stockholders' equity	$16,952	$16,814		$15,751		$13,534		$11,674
Dividends and preferred stock accretion	$50	$48		$11	$	---	$	---

(a) On January 1, 2006, we adopted Financial Accounting Standard SFAS 123R, "Share-Based Payment." SFAS 123R requires the valuation of compensatory stock option grants and the expensing of the fair market value of these grants over the vesting period of the grants. In 2008, operating expenses and the net loss applicable to common stockholders includes stock compensation expense of $0.6 million and $0.7 million, respectively. In 2007, operating expenses and the net loss applicable to common stockholders includes stock compensation expense of $0.9 million and $1.0 million, respectively. In 2006, operating expenses and the net loss applicable to common stockholders includes stock compensation expense of $1.1 million and $1.2 million, respectively.

Prior to fiscal 2006, we accounted for stock option grants to our employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and reported in accordance with the disclosure-only alternative described in SFAS 123, "Accounting for Stock-Based Compensation."

(b) Shares used in per share calculations of basic and diluted net loss per share, reflect a one-for-ten reverse stock split effected by the Company on October 23, 2008. Net income and loss per share has been retroactively restated for all periods presented. See "Note 2 - Reverse Stock Split" for additional information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our financial statements for the year ended December 31, 2008. The application of these policies requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on a combination of historical experience and reasonable judgment applied to other facts. Actual results may differ from these estimates, and such differences may be material to the financial statements. In addition, the use of different assumptions or judgments may result in different estimates. We believe our critical accounting policies that are subject to these estimates are: Revenue Recognition and Accounts Receivable Reserves, Inventory Valuation, Stock Based-Compensation, and Valuation of Goodwill and Other Intangible Assets.

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

Valuation of Goodwill and Other Intangible Assets

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Goodwill is tested for impairment at least annually and between annual tests if indicators of potential impairment exist. Also in accordance with SFAS 142, we test goodwill for impairment at the reporting unit level. We have determined it is appropriate to report as a single unit. The fair value of the reporting unit at December 31, 2008 was calculated using the income approach. Under the income approach, the fair value of the reporting unit was calculated by estimating the present value of associated future cash flows. In addition, we also review the market capitalization of the Company in conjunction with our analysis of goodwill impairment. We assess the impairment of certain long-lived assets, including intangible assets with definite useful lives, at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

As of December 31, 2008, in our judgment, there is no impairment of goodwill or intangible assets. Future events could cause us to conclude that impairment indicators exist and that goodwill and intangible assets associated with the acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Revenues

Our revenues have been classified into three broad product families for the years ended December 31, 2008, 2007, and 2006, and are presented in the following table:

(revenues in thousands)	Years ended December 31,							Increase (Decrease) in years
	2008		2007		2006			2008 vs. 2007	2007 vs. 2006
Product family:	$'s	%'s	$'s	%'s		$'s	%'s
Mobile handheld computer products:	$4,730	18%	$1,342	6%	$	---	---%	252%	n/a
Mobile peripheral products:
Data collection	9,296	35%	11,989	50%		10,371	42%	(22%)	16%
Connectivity	1,617	6%	2,470	10%		4,095	16%	(35%)	(40%)
Serial interface	1,608	6%	1,776	7%		2,532	10%	(9%)	(30%)
	12,521	47%	16,235	67%		16,998	68%	(23%)	(4%)

OEM embedded products	9,306	35%	6,541	27%		7,983	32%	42%	(18%)
Total	$26,557	100%	$24,118	100%		$24,981	100%	10%	(3%)

Our mobile handheld computer product revenues in 2008 increased by $3.4 million from mobile handheld computer product revenues in 2007. We began shipping our first mobile handheld computer, the SoMo 650, to customers in our distribution channel in the second quarter of 2007. In the third quarter of 2007, we completed our objectives of ramping up production and fully stocking our distribution channel to enable the commencement of widespread customer evaluation, qualification, and deployment. We began offering Windows Mobile 6 Classic and multiple language support for the SoMo 650 in the second quarter of 2008 giving customers a choice of operating systems and languages to best fit their needs. We have also introduced the SoMo 650 Model Rx with an antimicrobial case for the healthcare market to reduce the risk of the spread of bacteria from the use of handheld devices in a healthcare environment, and the SoMo 650 Model DX without Bluetooth or wireless LAN for high security environments. Increased revenues for our mobile handheld computer products in 2008 reflect higher sales volumes due to a growing customer base with larger average unit deployments, and due to the fact that we did not start recognizing revenue for these products until the second quarter of 2007.

Our data collection product revenues in 2008 decreased by $2.8 million from data collection revenues in 2007. The decrease was due to a decline of $1.2 million in sales of our CompactFlash In-Hand Scan card product, a decline of $0.7 million in sales of our Cordless Hand Scanner, and a decline $0.8 million in reduced sales of our Cordless Ring Scanner and our SDIO In-Hand Scan card. Data collection revenues in 2008 were slowed in the first quarter but began to recover in the second quarter due in part to delayed availability of new handheld computer models originally announced by a major handheld computer manufacturer in the third quarter of 2007, which did not begin shipping until February 2008. Such announcements and delayed timing of product availability typically slow customer deployments of our peripheral products because of the time needed by customers to evaluate or adopt the new handheld computer models. Following this revenue recovery was the fourth quarter of 2008, in which data collection product sales were adversely affected by the worldwide economic slowdown.

Our data collection product revenues in 2007 increased by $1.6 million from data collection revenues in 2006. Record quarterly data collection revenues in the first half of 2007 were slowed in the second half of 2007 due in part to an announcement by a major handheld computer manufacturer of new handheld models for the consumer market. Such announcements typically slow customer deployments of our peripheral products because of the time needed by customers to evaluate or adopt new handheld models. Overall growth in 2007 in our data collections revenues compared to 2006 was due to both our efforts in developing programs such as our Vertical Industry Partners Program, and a recovery in the first half of 2007 from adverse market conditions that existed in 2006. We are dependent upon VARs, integrators and developers of third-party software applications to supply vertical application software that uses the computers and peripheral products that we manufacture or support, and we have developed programs such as our Vertical Industry Partners Program to encourage VARs, integrators and developers of such applications to do so. Overall growth in data collection revenues for 2007 reflects in part the growth in availability and deployment of software applications by businesses. The primary contributor to growth in data collection product revenues in 2007 was our Cordless Hand Scanner product which had revenue increases of $0.8 million. Additional increases in data collection revenues in 2007 were $0.5 million from increased sales of our primary data collection product, our CompactFlash In-Hand Scan card, $0.3 million from increased sales of our Cordless Ring Scanner, and increased sales of our SDIO In-Hand Scan card, partially offset by declines in revenues of discontinued scanning products.

Our connectivity product revenues for the three years presented in the above table consist of Ethernet plug-in cards, modems, and accessory products including our Mobile Power Pack, adapters and cables. Connectivity product revenues in 2008 decreased by $0.9 million from connectivity product revenues in 2007. The decrease was due to a decline of $0.5 million from reduced sales of our modem plug-in products and a decline of $0.3 million from reduced sales of our Ethernet plug-in products. Connectivity product revenues decreased by $1.6 million in 2007 from connectivity product revenues in 2006. Connectivity product revenue declines in 2007 of $0.8 million were from reduced sales of our modem plug-in products and $0.5 million from reduced sales of our Ethernet plug-in products. Additional declines in 2007 were from reduced sales of our accessory products including our Mobile Power Pack, and our Cordless GPS receiver with navigation kit which was discontinued in 2006. Overall connectivity product revenues have declined in the periods presented, reflecting a trend of year over year reductions in corporate deployments of these wired connection solutions.

Our serial interface product revenues declined in 2008 by $0.2 million from revenues in 2007, and in 2007 declined by $0.8 million from revenues in 2006. Half of the decline in 2008 was from lower sales of our CompactFlash serial card products. Additional declines in 2008 were due to lower sales of our standard serial PC card products and cordless Bluetooth serial adapter product. Serial interface product revenue declines of $0.6 million in 2007 were due to reduced sales of our standard serial PC card products. Our standard serial PC card products are primarily sold to connect peripheral devices or other electronic equipment to notebook computers. Additional revenue declines in 2007 were from lower sales of our CompactFlash card products compared to 2006. Overall serial product revenues have declined in the periods presented, continuing a trend reflecting the gradual replacement of serial technology with USB and other newer connection technologies.

Our OEM embedded product revenues in 2008 increased overall by $2.8 million, compared to a decrease of $1.4 million in 2007. Within our OEM products family, our Bluetooth module revenues increased $2.1 million in 2008, compared to a decrease of $0.4 million in 2007. The Bluetooth module revenue increase in 2008 was due to a recovery in market conditions that existed in early 2007, and last-buy purchases of Bluetooth modules in the latter half of 2008. In the first quarter of 2007 our OEM customers in the industrial ruggedized market segment experienced pronounced increased competition due to a short-term aggressive price discounting begun in the fourth quarter 2006 by a major competitor, a trend which adversely affected our related Bluetooth module revenues in the first quarter of 2007, but improved steadily in the following quarters of 2007 and throughout 2008, following cessation of the aggressive discounting by the competitor. Our wireless LAN product revenues in 2008 increased by $0.9 million, compared to a decline of $1.0 million 2007. In 2007, we began classifying our wireless LAN plug-in card and Bluetooth plug-in card revenues within the OEM embedded products family to reflect the beginning of a shift in the customer base to OEM customers within our OEM embedded products group, whereas sales of these products in 2006 and earlier were primarily driven by non-OEM customers. Revenues of our wireless LAN products in 2008 reflect higher volumes of sales to customers within the OEM customer group, whereas revenue declines in 2007 in our wireless LAN plug-in cards reflect the availability to non-OEM customers of this wireless technology already built-in by handheld computer manufacturers. Our Bluetooth plug-in product revenues declined $0.2 million in 2008 and $0.8 million in 2007, reflecting lower overall requirements for these products by our OEM customer group and the availability of this wireless technology already built into handheld computers to our non-OEM customers.

Gross Margins

Gross margin for 2008 was 47 percent of revenues compared to gross margins of 49 percent in years 2007 and 2006. Reductions in overall margins in 2008 are due primarily to discounts we granted on volume purchases of our Bluetooth modules by customers in our OEM embedded business segment, and increased sales of our mobile handheld computer which began shipping late in the second quarter of 2007. Margins on our mobile handheld computer products are currently below our average product margins. Margins in 2007 reflect overall margin improvements in data collection products offset by lower than average margins on our mobile handheld computer which began shipping late in the second quarter of 2007. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. We anticipate our margins will continue to be within a couple of percentage points of the gross margins in 2008.

Research and Development Expense

Research and development expense in 2008 was $4.5 million, a decrease of 10 percent from research and development expense in 2007 of $5.0 million. Research and development expense in 2007 decreased by 3 percent from research and development expense in 2006 of $5.1 million. Decreases of $0.2 million in 2008 were attributable to the costs incurred in the first quarter of 2007 related to the development of our SoMo 650 mobile handheld computer, the development of which was begun in the fourth quarter of 2006, with the majority of the development expense concluded by the end of the first quarter of 2007. Additional decreases in 2008 of $0.3 million were from reductions in consulting and professional fees related to fewer projects requiring the use of external technical expertise, and from reductions in equipment costs due to higher amounts of depreciation expense related to capitalized tooling in the first quarter of 2007. Reductions in 2007 totaling $0.4 million were from reduced equipment costs and consulting and professional fees, and were partially offset by increases in personnel costs as we staffed in-house expertise for technical skills formally sourced to outside consulting and professional service providers. We will continue to monitor our research and development expense in response to the current economic conditions.

Sales and Marketing Expense

Sales and marketing expense in 2008 was $7.8 million, an increase of 5 percent compared to sales and marketing expense in 2007 of $7.4 million. Sales and marketing expense in 2007 increased by 3 percent compared to sales and marketing expense in 2006 of $7.1 million. Increases in 2008 were primarily from increased personnel costs of $0.4 million due to the additions of key personnel beginning in the second quarter of 2007, including our Senior VP of Sales & Marketing, and additional salespersons in North America to begin selling our new SoMo 650 mobile handheld computer, which began shipping late in the second quarter of 2007, and from expenses relating to the recruitment and development of new third-party channel partners. Additional increases in 2008 were from higher levels of advertising and promotional expenses, offset by reductions in outside services and travel expenses. Increases in personnel costs of $0.5 million in 2007 were due to the sales and marketing initiatives described above. Additional increases were from increased travel expenses related to the additions of staff members to the sales team. Partially offsetting these increases were reductions of $0.5 million from lower levels of advertising and promotional expenses. We will continue to monitor our sales and marketing expense in response to the current economic conditions.

General and Administrative Expense

General and administrative expense in 2008 was $2.67 million, a decrease of 2 percent compared to general and administrative expense of $2.74 million in 2007. General and administrative expense in 2007 was $2.7 million, an increase of 2 percent compared to general and administrative expense in 2006. Decreases in 2008 were primarily from reduced stock-based compensation expenses as older grants with higher valuations compared to more current grants, became fully expensed. Partially offsetting these decreases were higher overall occupancy related costs compared to 2007. Increases in 2007 were primarily from higher equipment expense as we began to depreciate the costs of capitalized leasehold improvements and furniture and fixtures related to our new corporate headquarters as of January 2007, and higher overall occupancy related costs compared to the prior year. We will continue to monitor our general and administrative expense in response to the current economic conditions.

Amortization of Intangibles

In July 2004 we acquired a patent which covers the design and functioning of plug-in bar code scanners, bar code imagers, and radio frequency identification products. The patent was purchased for $600,000 and has been capitalized as an intangible asset. The patent is being amortized on a straight line basis over a ten-year period. Intangible assets of $571,000 remaining from a prior acquisition in October 2000 consist of developed software and technology with estimated lives at the time of acquisition of 8.5 years. At December 31, 2004, a licensing agreement with a book value of $38,000 was reclassified as an intangible asset and was amortized over its remaining life of three years ending in December 2007. Total amortization charges in 2008 for all acquired intangibles were $127,000, compared to $135,000 in 2007, and $140,000 in 2006. The lower annual amortization charges are due to components of intangible property becoming fully amortized.

Interest Income and Other, and Interest Expense

Interest income reflects interest earned on cash balances. Interest income was $22,000 in 2008, $114,000 in 2007, and $175,000 in 2006. Lower interest income in 2008 compared to 2007 reflects lower average cash balances combined with lower average rates of return. Lower interest income in 2007 compared to 2006 reflects lower average cash balances in 2007 partially offset by higher rates of return. Lower levels of cash in 2007 compared to 2006 are primarily the result of an increased use of cash in financing greater quarterly operating losses in 2007 compared to 2006.

Interest expense was $71,000 in 2008, $34,000 in 2007, and $8,000 in 2006. Higher interest expense in 2008 is due to higher average balances outstanding on our bank lines of credit partially offset by lower interest rates, and higher average amounts outstanding on our bank term loan compared to 2007. Beginning in the second quarter of 2008, average amounts outstanding on our bank lines of credit increased from prior quarters' levels. Prior to the second quarter of 2008 we used our bank lines of credit only at the end of the quarter in the first quarter of 2008 and at the end of each quarter in 2007. The term loan was advanced at the end of the second quarter of 2007 and was being repaid in 36 monthly installments beginning in July of 2007 until repaid in full in December 2008 in conjunction with a new credit line agreement (see "Note 3 - Bank Financing Arrangements" for more information) which replaced our existing credit line agreement at that time. Higher interest expense in 2007 as compared to 2006 was due to interest on our term loan and higher interest rates on our lines of credit in 2007 compared to 2006.

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

Preferred Stock Dividends

Preferred stock dividends in 2006 reflect dividends of $10,700 accrued at the rate of 8% per annum on Series F Preferred Stock through the date of mandatory conversion in the first quarter 2006. Series F Preferred Stock was originally issued in March 2003. Series F dividends were payable quarterly in cash or in Common Stock, at the option of the Company. Dividends in the first quarter 2006 through the date of conversion were paid prior to the end of the first quarter. On March 21, 2006 the outstanding shares of Series F Preferred Stock automatically converted into Common Stock resulting in the issuance of 823,300 shares of Common Stock (82,330 shares on a post reverse split basis, see "Note - 2 Reverse Stock Split" for more information).

Quarterly Results of Operations

The following table sets forth summary quarterly statements of operations data for each of the quarters in 2007 and 2008. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in our opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
(amounts in thousands, except per share amounts)	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2007	2007	2007	2007	2008	2008	2008	2008
Summary Quarterly Data:
Revenue	$5,548	$6,300	$5,424	$6,846	$6,170	$7,493	$8,018	$4,876
Cost of revenue	2,763	3,216	2,808	3,457	3,152	3,855	4,353	2,807
Gross profit	2,785	3,084	2,616	3,389	3,018	3,638	3,665	2,069
Operating expenses:
Research and development	1,427	1,162	1,123	1,293	1,187	1,145	1,101	1,063
Sales and marketing	1,759	1,970	1,799	1,852	1,943	1,966	1,972	1,896
General and administrative	857	682	566	637	806	622	610	635
Amortization of intangibles	34	34	34	33	32	32	32	32
Total operating expenses	4,077	3,848	3,522	3,815	3,968	3,765	3,715	3,626
Interest income (expense), net	34	27	16	3	(1)	(14)	(22)	(12)
Deferred tax expense	8	8	8	8	8	8	8	8
Net loss	$(1,266)	$(745)	$(898)	$(431)	$(959)	$(149)	$(80)	$(1,577)
Basic and diluted net loss per share *	$(0.40)	$(0.23)	$(0.28)	$(0.13)	$(0.30)	$(0.05)	$(0.02)	$(0.49)

* Note: The Company effected a one-for-ten reverse stock split on October 23, 2008. The basic and diluted net loss per share amounts in the above table have been restated to reflect the affects of the reverse split. See "Note 2 - Reverse Stock Split" for additional information.

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

Liquidity and Capital Resources

We were unprofitable in each of the quarters in fiscal years 2008, 2007 and 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was the first profitable year in our history, but only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. We may continue to be unprofitable in the foreseeable future. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $51 million in equity capital to fund our operations.

Cash used in operating activities was $2.0 million in 2008 compared to $1.1 million used in operating activities in 2007, and $0.4 million used in operating activities in 2006. Cash used in 2008 from our net loss adjusted for non-cash items was $1.3 million, compared to cash used in 2007 of $1.4 million from our net loss adjusted for non-cash items, and cash used of $0.8 million in 2006 from our net loss adjusted for non-cash items. Adjustments for non-cash items consisting of depreciation and amortization, amortization of intangibles, gains and losses on foreign currency transactions, changes in deferred rent, deferred tax expense, and stock-based compensation expense, totaled $1.5 million in 2008, compared to $1.9 million in 2007, and $2.1 million in 2006. Reductions in non-cash items in 2008 compared to 2007 were primarily from lower stock compensation expense due to older grants with higher valuations compared to more current grants becoming fully expensed, and reduced depreciation and amortization due to lower levels of equipment and tooling purchases in 2008 compared to 2007. Reductions in non-cash items in 2007 were primarily from lower stock compensation expense compared to 2006. Changes in working capital balances resulted in a use of cash of $0.7 million in 2008, a source of cash of $0.3 million in 2007, and a source of cash of $0.4 million in 2006. Changes in working capital balances in 2008 were primarily from increased levels of inventories due to stocking higher quantities of our mobile handheld computer and increases in accounts receivable due to shipments concentrated in the last month of the fourth quarter, partially offset by increases in accounts payable due to the purchases that led to the increased levels of inventories, and increases in deferred income on shipments to distributors due to increased stocking levels in the domestic distribution channel. Changes in working capital balances in 2007 were primarily from increases in deferred income on shipments to distributors due to increased levels of inventory in our channel primarily from distributors stocking our new mobile handheld computer which we began shipping in June 2007, and increases in accrued payroll, partially offset by increases in inventory and prepaid royalties related to our new mobile handheld computer. Changes in working capital balances in 2006 were primarily from increases in deferred income on shipments to distributors due to increased inventory levels in our distribution channel, and reductions in accounts receivables due to lower shipments in the fourth quarter, partially offset by decreases accounts payables and increases in inventory and other assets.

Cash used in investing activities was $0.3 million in 2008, $1.0 million in 2007, and $0.8 million in 2006. Reduced investing activities in 2008 reflects reductions in equipment and tooling purchases due to fewer development projects requiring these expenditures, and non-recurring leasehold improvements incurred in 2007. Increased investing activities in 2007 reflects the costs of leasehold improvements related to our new corporate headquarters incurred primarily in the first quarter of 2007. Remaining investing activities in each of the periods presented reflects the costs of new computer hardware and software costs.

Cash used in financing activities was $1.9 million in 2008, compared to cash provided by financing activities of $ 0.9 million in 2007 and $0.5 million in 2006. Financing activities in 2008 consisted primarily of net amounts paid on our bank lines of credit and payment of all outstanding amounts on our term loan in December 2008 in conjunction with a new credit line agreement (see "Note 3 - Bank Financing Arrangements" for additional information), partially offset by proceeds from the exercise of stock options and warrants. Financing activities in 2007 consisted primarily of a net increase of $0.4 million in the amounts drawn on our bank lines of credit, $0.4 million from a term loan advance in June 2007 net of repayments, and proceeds from the exercise of stock options. At the end of 2007 we drew $2.6 million in cash against our bank credit line, which we repaid in January 2008. Financing activities in 2006 consisted primarily of proceeds totaling $0.6 million from the exercise of warrants and stock options, partially offset by a net decrease in the amounts drawn on our bank lines of credit, and the final dividend payments on Series F Preferred Stock. At the end of 2006 we drew $2.2 million in cash against our bank credit line, which we repaid in January 2007.

Our cash balances at December 31, 2008 were $0.8 million, including cash of $1.0 million drawn against our bank line of credit. In February 2009, we extended our bank line of credit agreement which will now expire on March 24, 2010. At December 31, 2008 we had additional unused borrowing capacity of approximately $1.04 million on our bank lines of credit. Our balance sheet has a current ratio (current assets divided by current liabilities) of 1.08 to 1.0, and no material long term debt. In the fourth quarter of 2008 the Company took actions to reduce expenses, including a reduction in force of 12% of our worldwide workforce, to align our cost structure with current economic conditions in light of slowing business spending due to the current economic downturn. We have taken additional actions in the first quarter of 2009 to reduce expenses. We have the ability to further reduce expenses if necessary. We believe our existing cash, plus our ability to reduce costs, and our bank lines of credit will be sufficient to meet our funding requirements at least through December 31, 2009. If we can return to profitability and revenue growth, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increasing expenses, including more employees to support our growth and increases in salaries, benefits, and related support costs for employees. If we cannot return to profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. There can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of our current operations.

Our contractual obligations at December 31, 2008 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years		More than 5 years
Capital leases	$26,700	$12,200	$14,500	$	---	$	---
Operating leases	1,343,300	369,300	775,900		198,100		---
Term loan, principle and interest	---	---	---		---		---
Unconditional purchase obligations with contract manufacturers	2,352,100	2,352,100	---		---		---
Total contractual cash obligations	$3,722,100	$2,733,600	$790,400		$198,100	$	---

Off-Balance Sheet Arrangements

As of December 31, 2008, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which establishes a framework for measuring fair value and enhanced disclosures about fair value measurements. In February 2008, FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," which provides for a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis. We adopted the provisions of SFAS 157 as of January 1, 2008, with respect to our financial assets and liabilities only. The adoption of this statement did not have a material impact on our financial statements. For additional discussion on fair value measurements see Note 1 to the Condensed Financial Statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended December 31, 2008, a decline of 1% in interest rates would not have had a material effect on our quarterly interest income.

Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the greater of either the lender's prime rate plus 2%, or 6%, for both the domestic line (up to $1.5 million) and the international line (up to $1.0 million). Accordingly, interest rate increases would increase our interest expense on our outstanding credit line balances. We utilized only a portion our credit line facility during the last three quarters of 2008. In the first quarter of 2008 and in each quarter of fiscal year 2007 we utilized the credit line facility only at the end of the quarter and therefore did not subject ourselves to significant interest rate exposure in such quarters. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $10,000 for each $1 million of borrowings, if outstanding for the entire year, against our bank credit facility or a maximum of $25,000 if we utilized our entire credit line. The credit line agreement also specifies a fixed collateral handling fee of 0.7% per month on the outstanding balances.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros, we pay the expenses of our European employees in Euros and British pounds, and we may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and subsidiary expenses at the beginning, during and at the end of the quarter ended December 31, 2008, an adverse change of 10% in exchange rates would result in an increase in our net loss for the third quarter of approximately $63,600, if left unprotected. For the fourth quarter of 2008 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net loss of $27,700. We will continue to monitor, assess, and mitigate through hedging activities, the risk associated with these exposures.

Item 8. Financial Statements and Supplementary Data

The supplementary information required by this item is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Socket Mobile, Inc.

We have audited the accompanying balance sheets of Socket Mobile, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2008. Socket Mobile, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Socket Mobile, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

                                                                                                                                                                /s/ Moss Adams LLP

San Francisco, California
March 12, 2009

SOCKET MOBILE, INC.
BALANCE SHEETS
	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$757,342	$4,963,359
Accounts receivable, net of allowance for doubtful accounts of $118,651 at December 31, 2008 and 2007	3,334,661	2,614,872
Inventories	3,929,822	2,438,033
Prepaid expenses and other current assets	387,428	282,867
Total current assets	8,409,253	10,299,131

Property and equipment:
Machinery and office equipment	2,332,092	2,391,991
Computer equipment	1,206,668	1,125,875
	3,538,760	3,517,866
Accumulated depreciation	(2,561,696)	(2,373,409)
Property and equipment, net	977,064	1,144,457

Intangible assets, net	346,787	473,934
Goodwill	9,797,946	9,797,946
Other assets	225,667	258,444
Total assets	$19,756,717	$21,973,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,432,512	$2,352,287
Accrued expenses	81,258	76,881
Accrued payroll and related expenses	774,434	852,185
Bank line of credit	1,005,791	2,622,009
Deferred income on shipments to distributors	2,434,393	1,744,560
Term loan - short term portion	---	160,439
Current portion of capital leases and deferred rent	30,019	42,964
Total current liabilities	7,758,407	7,851,325

Long term portion of capital leases and deferred rent	109,724	139,743
Term loan - long term portion	---	266,543
Deferred income taxes	214,261	182,322
Total liabilities	8,082,392	8,439,933

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value: Authorized shares—100,000,000, Issued and outstanding shares—3,229,916 at December 31, 2008 and 3,198,962 at December 31, 2007	3,230	3,199
Additional paid-in capital	54,588,192	53,683,274
Accumulated deficit	(42,917,097)	(40,152,494)
Total stockholders’ equity	11,674,325	13,533,979
Total liabilities and stockholders’ equity	$19,756,717	$21,973,912

Note: Authorized shares and issued and outstanding shares reflect a one-for-ten reverse stock split effected by the Company on October 23, 2008. See "Note 2 - Reverse Stock Split" for additional information.

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2008	2007	2006
Revenues	$26,557,048	$24,118,032	$24,981,455
Cost of revenues	14,167,085	12,244,873	12,790,062
Gross profit	12,389,963	11,873,159	12,191,393

Operating expenses:
Research and development	4,496,070	5,004,681	5,136,507
Sales and marketing	7,777,217	7,380,326	7,144,866
General and administrative	2,673,320	2,741,644	2,698,051
Amortization of intangible assets	127,147	134,557	140,446
Total operating expenses	15,073,754	15,261,208	15,119,870

Operating loss	(2,683,791)	(3,388,049)	(2,928,477)

Interest income and other	22,253	113,836	174,573
Interest expense	(71,126)	(34,157)	(7,813)

Net loss before deferred taxes	(2,732,664)	(3,308,370)	(2,761,717)
Deferred tax expense	(31,939)	(31,943)	(150,379)
Net loss	(2,764,603)	(3,340,313)	(2,912,096)
Preferred stock dividends	---	---	(10,653)
Net loss applicable to common stockholders	$(2,764,603)	$(3,340,313)	$(2,922,749)

Net loss per share applicable to common stockholders
Basic	$(0.86)	$(1.05)	$(0.93)
Diluted	$(0.86)	$(1.05)	$(0.93)

Weighted average shares outstanding:
Basic	3,218,535	3,192,943	3,144,727
Diluted	3,218,535	3,192,943	3,144,727

Note: Shares used in per share calculations of basic and diluted net loss per share, reflect a one-for-ten reverse stock split effected by the Company on October 23, 2008. See "Note 2 - Reverse Stock Split" for additional information.

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

	Series F
	Convertible					Additional		Total
	Preferred Stock			Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount		Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2005	82,330		$82	3,022,371	$3,022	$50,700,689	$(33,889,432)	$16,814,361
Exercise of warrants	---		---	72,796	73	584,029	---	584,102
Exercise of stock options	---		---	7,632	7	60,694	---	60,701
Conversion of Series F convertible preferred stock to common stock	(82,330)		(82)	82,330	82	---	---	---
Dividends paid in cash on Series F convertible preferred stock	---		---	---	---	---	(10,653)	(10,653)
Stock-based compensation	---		---	---	---	1,214,748	---	1,214,748
Net loss	---		---	---	---	---	(2,912,096)	(2,912,096)
Balance at December 31, 2006	---		---	3,185,129	3,184	52,560,160	(36,812,181)	15,751,163
Exercise of warrants	---		---	119	1	---	---	1
Exercise of stock options	---		---	13,714	14	99,980	---	99,994
Stock-based compensation	---		---	---	---	1,023,134	---	1,023,134
Net loss	---		---	---	---	---	(3,340,313)	(3,340,313)
Balance at December 31, 2007	---		---	3,198,962	3,199	53,683,274	(40,152,494)	13,533,979
Exercise of warrants	---		---	22,485	22	135,470	---	135,492
Series F warrant extension	---		---	---	---	16,851	---	16,851
Exercise of stock options	---		---	8,469	9	54,612	---	54,621
Stock-based compensation	---		---	---	---	697,985	---	697,985
Net loss	---		---	---	---	---	(2,764,603)	(2,764,603)
Balance at December 31, 2008	---	$	---	3,229,916	$3,230	$54,588,192	$(42,917,097)	$11,674,325

Note: All Common Stock share amounts in the table above reflect the affects of a one-for-ten reverse stock split effected by the Company on October 23, 2008. See "Note 2 - Reverse Stock Split" for additional information.

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
Operating activities
Net loss	$(2,764,603)	$(3,340,313)	$(2,912,096)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	714,836	1,023,134	1,214,748
Depreciation	495,580	604,032	725,945
Amortization	20,470	12,450	9,333
Amortization of intangible assets	127,147	134,557	140,446
Net foreign currency transaction (gains) losses	64,514	(4,751)	(66,103)
Deferred tax expense	31,939	31,943	150,379
Change in deferred rent	(5,895)	118,871	(33,024)

Changes in operating assets and liabilities:
Accounts receivable	(810,747)	69,181	321,092
Inventories	(1,491,789)	(87,749)	(154,890)
Prepaid expenses and other current assets	(104,561)	(89,671)	122,091
Other assets	32,777	33,334	(128,024)
Accounts payable	1,090,588	(19,506)	(181,720)
Accrued expenses	4,377	4,865	12,700
Accrued payroll and related expenses	(77,751)	101,178	21,239
Deferred income on shipments to distributors	689,833	271,779	358,331
Net cash provided by (used in) operating activities	(1,983,285)	(1,136,666)	(399,553)

Investing activities
Purchase of equipment and tooling	(348,657)	(951,583)	(849,613)
Net cash used in investing activities	(348,657)	(951,583)	(849,613)

Financing activities
Payments on capital leases and equipment financing notes	(37,069)	(11,715)	(9,615)
Gross proceeds from borrowings under bank line of credit agreement	9,847,786	9,398,897	9,406,189
Gross repayments of borrowings under bank line of credit agreement	(11,464,004)	(8,990,149)	(9,501,699)
Proceeds from bank term loan	---	500,000	---
Repayments of bank term loan	(426,982)	(73,018)	---
Proceeds from stock options exercised	54,621	99.995	60,701
Proceeds from warrants exercised	135,492	---	584,102
Dividends paid on Series F convertible preferred stock	---	---	(22,682)
Net cash provided by financing activities	(1,890,156)	924,010	516,996

Effect of exchange rate changes on cash and cash equivalents	16,081	23,321	3,254
Net increase (decrease) in cash and cash equivalents	(4,206,017)	(1,140,918)	(728,916)
Cash and cash equivalents at beginning of year	4,963,359	6,104,277	6,833,193
Cash and cash equivalents at end of year	$757,342	$4,963,359	$6,104,277

Supplemental cash flow information
Cash paid for interest	$74,678	$34,157	$7,813

See accompanying notes.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

Organization and Business
Socket Mobile, Inc. (the "Company"), produces mobile computing hardware systems serving the business and medical mobility market. The Company offers a family of handheld computer products and a wide range of data collection and connectivity peripheral products and embedded Bluetooth and wireless LAN products for use with third-party vertical applications software and devices. The Company's peripheral products also work with many third-party mobile handheld devices including smart phones, handheld computers, tablet computers, ultra-mobile personal computers and notebooks, adding data collection and connectivity capabilities to these devices. For a complete description of the Company's products see "Products" in section Item 1. Business. The Company works with more than 200 software integration companies that are offering or developing vertical software applications for use with mobile handheld computers. Healthcare has been a primary area of focus for the Company. Other vertical markets benefiting from the Company's mobile solutions include hospitality, retail merchandising, automotive, government and education. The Company makes available to original equipment manufacturers the Bluetooth and wireless LAN wireless technologies that the Company uses in its own products through the sale of modules and plug-in cards that are embedded into the products of these manufacturers, including the driver and device management software. The Company subcontracts the manufacturing of all of its products to independent third-party contract manufacturers who are located in the U.S., China and Taiwan and who have the equipment, know-how and capacity to manufacture products to our specifications. The Company's handheld computers and peripheral products are sold through a worldwide network of distributors and resellers, vertical industry partners, and VARs. The Company's OEM products are sold directly to the other equipment manufacturers. The geographic regions served by the Company include the Americas, Europe, the Middle East, Africa and Asia Pacific. The Company's total employee headcount on December 31, 2008 was 75 people.

The Company was founded in March 1992 as Socket Communications, Inc. and reincorporated in Delaware in 1995 prior to the Company's initial public offering in June 1995. The Company began doing business as Socket Mobile, Inc. in January 2007 to better reflect its market focus on the mobile business market, and changed its legal name to Socket Mobile, Inc. in April 2008. The Company's Common Stock trades on the NASDAQ Capital Market under the symbol "SCKT". The Company's principal executive offices are located at 39700 Eureka Drive, Newark, CA 94560.

Principles of Consolidation
The financial statements include all of the accounts of the Company and those of its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated. In 2007 the Company ceased the operations of its subsidiary. As a result of this closure there were no subsidiary related expenses in 2008. Expenses associated with the operations of the Company's foreign offices in 2007 and 2006, were $3,055 and $380,173, respectively.

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

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. As of December 31, 2008 and 2007, all of the Company's cash and cash equivalents consisted of amounts held in demand and money market deposits in banks.

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

Accounts Receivable Allowances
The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers. Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible. The following describes activity in the allowance for doubtful accounts for the years ended December 31, 2008, 2007, and 2006:

	Balance at	Charged to				Balance at
	Beginning of	Costs and		Amounts		End of
Year	Year	Expenses		Written Off		Year

2008	$118,651	$	---	$	---	$118,651
2007	$118,651	$	---	$	---	$118,651
2006	$118,651	$	---	$	---	$118,651

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Inventories
Inventories consist principally of raw materials and sub-assemblies stated at the lower of standard cost, which approximates actual costs (first-in, first-out method), or market. Market is defined as replacement cost, but not in excess of estimated net realizable value or less than estimated net realizable value less a normal margin. At the end of each reporting period, the Company compares its inventory on hand to its forecasted requirements for the next nine month period and the Company writes-off the cost of any inventory that is surplus, less any amounts that the Company believes it can recover from the disposal of goods that it specifically believes will be saleable past a nine month horizon. The Company's sales forecasts are based upon historical trends, communications from customers, and marketing data regarding market trends and dynamics. Changes in the amounts recorded for surplus or obsolete inventory are included in cost of revenue. Inventory at December 31, 2008 and 2007, is reported net of reserves of $825,396 and $777, 878, respectively. Inventory components at year-end are shown in the following table:

	December 31,
	2008	2007
Raw materials and sub-assemblies	$3,760,615	$2,012,745
Finished goods	169,207	425,288
	$3,929,822	$2,438,033

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

Goodwill and Other Intangible Assets Review
The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Goodwill is tested for impairment at least annually and between annual tests if indicators of potential impairment exist. Also in accordance with SFAS 142, the Company tests goodwill for impairment at the reporting unit level. The Company has determined it is appropriate to report as a single unit. The fair value of the reporting unit at December 31, 2008 was calculated using the income approach. Under the income approach, the fair value of the reporting unit was calculated by estimating the present value of associated future cash flows. In addition, the Company also reviews the market capitalization of the Company in conjunction with its analysis of goodwill impairment. The Company assesses the impairment of certain long-lived assets, including intangible assets with definite useful lives, at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

As of December 31, 2008, in the Company's judgment, there is no impairment of goodwill or intangible assets. Future events could cause the Company to conclude that impairment indicators exist and that goodwill and intangible assets associated with the acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

The Company also earns revenue from services performed in connection with consulting arrangements. For those contracts that include contract milestones or acceptance criteria the Company recognizes revenue as such milestones are achieved or as such acceptance occurs. In some instances the acceptance criteria in the contract requires acceptance after all services are complete and all other elements have been delivered. Revenue recognition is deferred until those requirements are met. Revenues related to these services in the years presented were not material.

At December 31, 2008 and 2007, deferred revenues totaling $4,168,087, and $3,206,770, respectively, net of related costs of those revenues of $1,733,694, and $1,462,210, respectively, are classified as deferred income on shipments to distributors.

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

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Advertising Costs
Advertising costs are charged to sales and marketing as incurred. The Company incurred $491,595, $388,629, and $724,553, in advertising costs during 2008, 2007, and 2006, respectively.

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

The Company adopted the provisions of Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007, the first day of fiscal 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no adjustments to the financial statements as a result of the adoption of FIN 48. See "Note 11 - Income Taxes," for additional information.

Shipping and handling costs
Shipping and handling costs are included in the cost of sales in the statement of operations.

Liquidity
The Company's cash balances at December 31, 2008 were $757,342, including cash of $1,005,791 drawn against its bank lines of credit. The Company's cash balances at year-end reflect a net decrease of $1,616,218 in amounts drawn on its bank lines of credit and $426,982 used to retire its outstanding term loan. In February of 2009, the Company extended its bank line of credit agreement which will now expire on March 24, 2010. At December 31, 2008 the Company had additional unused borrowing capacity of approximately $1.04 million on its bank lines of credit. The Company's balance sheet has a current ratio (current assets divided by current liabilities) of 1.08 to 1.0, and no material long term debt. In the fourth quarter of 2008 the Company took actions to reduce its expenses, including a reduction of 12% in its worldwide workforce, to align its cost structure with current economic conditions in light of slowing business spending due to the current economic downturn. The Company has the ability to further reduce expenses if necessary. The Company believes its existing cash, plus its ability to reduce costs, and its bank lines of credit will be sufficient to meet its funding requirements at least through December 31, 2009. The Company may find it necessary to raise additional capital to fund its operations, however, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Net Loss Per Share
The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share. The following table sets forth, on a post reverse stock split basis, the computation of basic net loss per share:

	Years Ended December 31,
	2008	2007	2006
Numerator:
Net loss	$(2,764,603)	$(3,340,313)	$(2,912,096)
Preferred stock dividends and accretion	---	---	(10,653)
Net loss applicable to common stockholders	$(2,764,603)	$(3,340,313)	$(2,922,749)

Denominator:
Weighted average common shares outstanding used in computing net loss per share: (adjusted to reflect a one-for-ten reverse stock split)
Basic	3,218,535	3,192,943	3,144,727
Diluted	3,218,535	3,192,943	3,144,727

Net loss per share applicable to common stockholders:
Basic	$(0.86)	$(1.05)	$(0.93)
Diluted	$(0.86)	$(1.05)	$(0.93)

For the 2008, 2007, and 2006 periods presented, the diluted net loss per share is equivalent to the basic net loss per share because the Company experienced losses in these years and thus no potential common shares underlying stock options, warrants, or convertible preferred stock have been included in the net loss per share calculation. Options to purchase 1,027,504 shares of Common Stock in 2008, and options and warrants to purchase 1,091,405, and 982,828 shares of Common Stock in 2007 and 2006, respectively, have been omitted from the loss per share calculation as their effect is anti-dilutive.

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

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The fair values were determined using a binomial lattice valuation model for options granted on or after January 1, 2006, and a Black-Scholes valuation model for options granted prior to January 1, 2006. Weighted average assumptions for options issued and outstanding during the years ended December 31, 2008, 2007, and 2006 are shown below:

	Years Ended December 31.
	2008	2007	2006
Risk-free interest rate (%)	4.17%	3.83%	3.51%
Dividend yield	---	---	---
Volatility factor	0.7	1.0	1.2
Expected option life (years)	4.9	4.7	4.8

Total stock-based compensation expense recognized in our statement of operations for the years ended December 31, 2008, 2007, and 2006 are as follows:

	Years Ended December 31,
Income Statement Classification	2008	2007	2006
Cost of revenue	$41,990	$76,671	$101,705
Research and development	187,653	272,157	310,902
Sales and marketing	264,983	352,959	456,284
General and administrative	220,210	321,347	345,857
Total	$714,836	$1,023,134	$1,214,748

At December 31, 2008, the fair value of unamortized stock-based compensation expense was $1,161,378, and will be amortized over a weighted average period of 2.42 years.

Recent Accounting Standards
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

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. At December 31, 2008, all of the Company's cash and cash equivalents consisted of amounts held in demand and money market deposits in banks. The Company regularly enters into forward foreign currency contracts to reduce exposures related to rate changes in certain foreign currencies. The Company's forward foreign currency contracts are recorded at fair value and are included in accrued liabilities at December 31, 2008. At December 31, 2008, these derivative instruments were not designated as hedges, and accordingly, changes in the fair value of the forward foreign currency contracts were recorded in net income. At December 31, 2008, contracts with a notional amount of $527,400 to hedge Euros were recorded as a liability with a fair value of $29,000 based on quotations from financial institutions.

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

Revenues for the geographic areas for the years ended December 31, 2008, 2007, and 2006 are as follows:

	Years Ended December 31,
Revenues: (in thousands)	2008	2007	2006
United States	$16,847	$15,634	$17,073
Europe	6,470	6,610	5,824
Asia and rest of world	3,240	1,874	2,084
	$26,557	$24,118	$24,981

Export revenues are attributable to countries based on the location of the customers.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Information regarding product families for the years ended December 31, 2008, 2007, and 2006 is as follows:

	Years Ended December 31,
(revenues in thousands)	2008	2007	2006
Mobile handheld computer products	$4,730	$1,342	$	---

Mobile peripheral products:
Data collection	9,296	11,989		10,371
Connectivity	1,617	2,470		4,095
Serial interface	1,608	1,776		2,532
Subtotal	12,521	16,235		16,998

OEM embedded products	9,306	6,541		7,983
	$26,557	$24,118		$24,981

Major Customers
Customers who accounted for at least 10% of total revenues in fiscal 2008, 2007, and 2006 were as follows:

	Years Ended December 31,
	2008	2007	2006
Tech Data Corp.	15%	23%	26%
Ingram Micro, Inc.	16%	13%	14%
Intermec Technologies Corp.	14%	*	*
* Customer accounts for less than 10% of total revenues for the period

NOTE 2 - Reverse Stock Split

On October 22, 2008, the Company's Board of Directors approved a one-for-ten reverse split of its Common Stock effective at 5 PM Eastern Time on October 23, 2008. The Company implemented the reverse stock split under the authority granted to the Board by the Company's stockholders at their annual meeting on April 23, 2008, to effect a reverse stock split of the Company's Common Stock, par value $0.001 per share, at a ratio within a range of from one-for-five to one-for-ten shares. As a result of the reverse stock split, each ten shares of Common Stock, par value $0.001 per share, of the Company issued and outstanding were, automatically and without any action on the part of the respective holders thereof, combined and reconstituted as one share of Common Stock, par value $0.001 per share, of the Company. The reverse stock split reduced the number of outstanding shares of Common Stock from 32,300,129 shares to 3,229,916 shares. Holders of a fractional share of Common Stock as a result of the reverse stock split were entitled to receive a cash amount, without interest, equal to the fair market value of that fraction based upon the average of the closing bid prices of the Common Stock as reported on the NASDAQ Capital Market for each of the five trading days immediately preceding the effective date of the reverse stock split. On the Company's balance sheet, the aggregate par value of the issued Common Stock was reduced by reclassifying the par value amount of the eliminated shares of Common Stock to additional paid-in capital. All per share amounts and outstanding shares, including all Common Stock equivalents, stock options, equity compensation plans, and convertible preferred stock, have been retroactively restated in the Financial Statements and in the Notes to the Financial Statements for all period presented to reflect the reverse stock split.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 - Bank Financing Arrangements

On December 31, 2008 the Company entered into a new credit facility agreement with Silicon Valley Bank. The credit facility allows the Company to borrow up to $2,500,000 based on the level of qualified domestic and international receivables, up to a maximum of $1,000,000 and $1,500,000, respectively. Advances against the domestic line are calculated at 80% of receivables except for receivables from distributors which are calculated at 60%. Advances against the international line are calculated at 80% against hedged receivables and 70% against non-hedged receivables, except for receivables from distributors which are calculated at 60%. Borrowings under the lines bear an annual interest rate equal to the greater of (i) the Lender's prime rate plus 2%, or (ii) 6%. The annual interest rate in effect at December 31, 2008 was 6%. There is also a collateral handling fee of 0.7% per month. The applicable interest and fees are calculated based on the full amount of the accounts receivable provided as collateral for the actual amounts borrowed. The agreement was to expire on February 15, 2009. The outstanding amounts borrowed under the domestic and international lines at December 31, 2008, were $603,872 and $401,919, respectively. In addition, the Company must maintain a minimum liquidity (cash plus availability under the lines) of at least $250,000. The Company was in compliance with the liquidity requirement at December 31, 2008.

On February 19, 2009, the Company agreed with Silicon Valley Bank to extend the term of the existing credit facility to March 24, 2010, and to reallocate the domestic and international line limits to $1,500,000 and $1,000,000, respectively. The Company must maintain minimum liquidity based upon a quick ratio calculated at the end of each month. The quick ratio is equal to the quotient of (i) cash and cash equivalents plus net eligible accounts receivables, divided by (ii) current liabilities minus deferred revenues. The minimum quick ratio required at March 31, 2009 is 0.75 and increases to 0.9 at the end of April and May 2009 and to 1.0 thereafter.

Under the credit agreement in effect at December 31, 2007, outstanding amounts borrowed under the lines were $1,752,459 and $869,550, respectively, which were the approximate amounts available on the lines. These amounts outstanding at December 31, 2007 were repaid in early January 2008. The rates in effect at December 31, 2007 were 7.75% on both the domestic and international lines. At December 31, 2007, under the terms of the credit agreement, the Company must maintain a balance of cash on deposit of at least $500,000, net of any amounts owed by the Company to its bank. The Company was in compliance with the minimum cash requirement at the end of fiscal 2007.

NOTE 4 - Intangible Technology

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

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Amortization of all intangible assets for the years ended December 31, 2008, 2007, and 2006, was $127,147, $134,557, and $140,446, respectively. Intangible assets as of December 31, 2008 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$270,000	$330,000
Project management tools	570,750	553,963	16,787
Total intangible assets	$1,170,750	$823,963	$346,787

Intangible assets as of December 31, 2007 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$210,000	$390,000
Project management tools	570,750	486,816	83,934
Total intangible assets	$1,170,750	$696,816	$473,934

Based on identified intangible assets recorded at December 31, 2008 and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2009	$76,787
2010	60,000
2011	60,000
2012	60,000
2013 and beyond	90,000
$346,787

NOTE 5 - Capital Lease Obligations and Equipment Financings

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At December 31, 2008, property and equipment with a cost of $47,446 were subject to such financing arrangements. Related accumulated amortization at December 31, 2008 amounted to $21,250. Future minimum payments under capital lease and equipment financing arrangements as of December 31, 2008, are as follows:

Annual minimum payments	Amount
2009	$14,101
2010	14,101
2011	1,175
Total minimum payments	29,377
Less amount representing interest	(2,611)
Present value of net minimum payments	26,766
Less current portion	(12,242)
Long-term portion	$14,524

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

Annual minimum payments	Amount
2009	$369,309
2010	381,711
2011	394,187
2012	198,133
Total minimum payments	$1,343,340

Rental expense under all operating leases was $351,532, $352,745, and $349,428 for each of the years ended December 31, 2008, 2007, and 2006, respectively.

The Company has non-cancelable purchase commitments with its vendors for inventory used in the ordinary course of business in the aggregate amount of approximately $2.3 million in 2009.

NOTE 7 - Series F Convertible Preferred Stock

On March 21, 2003, the Company sold 276,269 units of securities at a price of $7.22 per unit (total of $2,000,000 gross cash proceeds) in a private equity placement. Each unit consisted of one share of the Company's Series F convertible preferred stock (the "Series F Preferred Stock") and a three-year warrant to purchase three shares of the Company's Common Stock. Two directors of the Company invested an aggregate of $115,000 in the financing. Each share of Series F Preferred Stock was convertible, in whole or in part, into 10 shares of Common Stock (1 share on a post reverse split basis, see "Note 2 - Reverse Stock Split" for additional information) at the option of the holder at any time for a period of three years following the date of sale, with a mandatory conversion date on March 21, 2006. The holders of Series F Preferred Stock had voting rights equal to the number of shares of Common Stock issuable upon conversion. The originally issued Series F Preferred Stock was convertible into a total of 2,762,690 shares of Common Stock (276,269 shares on a post reverse split basis) at a conversion price of $0.722 per share($7.22 per share on a post reverse split basis), subject to certain adjustments. An additional 828,807 shares of Common Stock (82,881 shares on a post reverse split basis) were issuable upon exercise of the originally issued warrants at an exercise price of $0.722 per share ($7.22 per share on a post split basis). In addition, the Company issued five-year warrants to the placement agent to acquire up to 718,300 shares of Common Stock (71,830 shares on a post reverse split basis) at $0.722 per share ($7.22 per share on a post split basis). In the first quarter of 2008, the remaining placement agent warrants were granted an extension to May 20, 2008, resulting in the issuance of 224,850 shares of Common Stock (22,485 shares on a post split basis) on May 20, 2008 for total proceeds of $135,492. There were no warrants outstanding at December 31, 2008.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

On March 21, 2006, the remaining outstanding shares of Series F Preferred Stock automatically converted into Common Stock, resulting in the issuance of 823,300 shares (82,330 shares on a post reverse split basis) of Common Stock. During the first quarter of 2006, holders elected to exercise the remaining outstanding three-year warrants resulting in the issuance of 461,022 shares (46,102 shares on a post split basis) of Common Stock. Dividends accrued on the Series F Preferred Stock at the rate of 8% per annum and were payable quarterly in cash or in Common Stock, at the option of the Company. Dividends for 2006 on the Series F Preferred Stock up through the date of mandatory conversion in the first quarter 2006 were $10,653, and were paid in cash prior to the end of the first quarter. Additional dividends paid in 2006 were from dividends accrued in the fourth quarter of 2005 and paid in the subsequent quarter.

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

Information with respect to the 1995 Plan is summarized as follows:

		Outstanding Options
	Options		Weighted
	Available	Number	Average
	For Grant	of Shares	Price Per Share
Balance at December 31, 2005	---	509,557	$18.68
Canceled	29,326	(29,326)	$26.88
Exercised	---	(7,631)	$7.95
Transferred to 2004 Plan	(29,326)	---
Balance at December 31, 2006	---	472,600	$18.29
Canceled	17,614	(17,614)	$28.80
Exercised	---	(14,599)	$7.29
Transferred to 2004 Plan	(17,614)	---
Balance at December 31, 2007	---	440,387	$18.29
Canceled	57,109	(57,109)	$17.79
Exercised	---	(7,583)	$6.35
Transferred to 2004 Plan	(57,109)	---
Balance at December 31, 2008	---	375,695	$18.61

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The outstanding and exercisable options under the 1995 Plan at December 31, 2008 presented by price range are as follows:

	Options Outstanding			Options Exercisable
		Weighted
Range of	Number of	Average	Weighted	Number of	Weighted
Exercise	Options	Remaining Life	Average	Options	Average
Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$5.63	10,857	0.50	$5.63	10,857	$5.63
$7.30 - $7.60	106,610	4.17	$7.40	106,610	$7.40
$9.70 - $12.90	109,946	3.00	$11.33	109,946	$11.33
$23.50 - $33.75	148,082	3.42	$32.95	148,082	$32.95
$77.50	200	1.00	$77.50	200	$77.50
$5.63 - $77.50	375,695	3.42	$18.61	375,695	$18.61

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

Information with respect to the 1999 Plan is summarized as follows:

		Outstanding Options
	Options		Weighted
	Available	Number	Average
	For Grant	of Shares	Price Per Share
Balance at December 31, 2005	21,065	107,275	$27.81
No transactions	---	---
Balance at December 31, 2006	21,065	107,275	$27.81
No transactions	---	---
Balance at December 31, 2007	21,065	107,275	$27.81
Canceled	1,000	(1,000)	$5.63
Balance at December 31, 2008	22,065	106,275	$28.02

The outstanding and exercisable options at December 31, 2008 under the 1999 Plan presented by price range are as follows:

	Options Outstanding			Options Exercisable
		Weighted
Range of	Number of	Average	Weighted	Number of	Weighted
Exercise	Options	Remaining Life	Average	Options	Average
Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$5.63	20,100	0.50	$5.63	20,100	$5.63
$22.80	4,000	2.58	$22.80	4,000	$22.80
$33.75	82,175	2.08	$33.75	82,175	$33.75
$5.63 - $33.75	106,275	1.75	$28.02	106,275	$28.02

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

Information with respect to the 2004 Plan is summarized as follows:

		Outstanding Options
	Options		Weighted
	Available	Number	Average
	For Grant	of Shares	Price Per Share
Balance at December 31, 2005	31,216	209,380	$13.79
Increase in shares authorized	120,895	---
Transferred from 1995 Plan	29,325	---
Granted	(136,180)	136,180	$11.82
Canceled	41,579	(41,579)	$12.36
Balance at December 31, 2006	86,835	303,981	$13.10
Increase in shares authorized	127,405	---
Transferred from 1995 Plan	17,614	---
Granted	(193,360)	193,360	$9.63
Canceled	45,478	(45,478)	$12.32
Balance at December 31, 2007	83,972	451,863	$11.69
Increase in shares authorized	127,967	---
Transferred from 1995 Plan	57,109	---
Granted	(181,630)	181,630	$6.89
Canceled	87,959	(87,959)	$10.53
Balance at December 31, 2008	175,377	545,534	$10.28

The weighted average fair value of options granted during 2008, 2007, and 2006, under the 2004 Plan was $4.13, $5.47, and $6.49 respectively.

The 2004 Plan provides for an annual increase to be added on the first day of each fiscal year equal to the lesser of 200,000 shares, four percent of the outstanding shares on that date, or a lesser amount as determined by the Board of Directors. On January 1, 2009, 2008, and 2007, a total of 129,196, 127,976, and 127,405 shares, respectively, became available for grant from the 2004 Plan. As of March 6, 2009, 283,400 shares have been granted from the 2004 Plan subsequent to December 31, 2008.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The outstanding and exercisable options at December 31, 2008 presented by price range are as follows:

	Options Outstanding			Options Exercisable
		Weighted
Range of	Number of	Average	Weighted	Number of	Weighted
Exercise	Options	Remaining Life	Average	Options	Average
Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$2.38 - $7.50	156,841	9.33	$6.82	40,028	$6.79
$8.00 - $13.80	286,367	7.83	$10.49	174,933	$10.74
$15.00 - $15.10	102,326	6.08	$15.00	88,533	$15.00
$2.38 - $15.10	545,534	7.92	$10.28	303,494	$11.46

NOTE 9 - Shares Reserved

Common stock reserved for future issuance was as follows at December 31, 2008:

Number of shares
Stock option grants outstanding (see Note 8)	1,027,504
Reserved for future stock option grants (see Note 8)	197,442
Total Common Stock reserved for future issuance	1,224,946

NOTE 10 - Retirement Plan

The Company has a tax-deferred savings plan, the Socket Mobile, Inc. 401(k) Plan ("401(k) Plan"), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. No contributions are made by the Company. Administrative expenses relating to the 401(k) Plan are not significant.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11- Income Taxes

Deferred tax expense is related to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets, and furthermore, the deferred tax liability may never reverse. The provision for deferred tax for the periods ended December 31, 2008, 2007, and 2006, consists of the following components:

	Years Ended December 31,
	2008		2007		2006
Current:
Federal	$	---	$	---	$	---
State		---		---		---
Total Current		---		---		---

Deferred:
Federal		31,939		31,943		150,379
State		---		---		---
Total Deferred		31,939		31,943		150,379
Total provision for deferred tax		$31,939		$31,943		$150,379

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	Years Ended December 31,
	2008	2007	2006
Federal tax at statutory rate	34.00%	34.00%	34.00%
State income tax rate	5.83%	5.83%	5.83%
Losses and credits not benefited	(38.66)%	(40.79)%	(45.28)%

Provision for taxes	1.17%	(0.96)%	(5.45)%

Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of net deferred tax assets are as follows:

	Years Ended December 31,
Deferred tax assets:	2008	2007
Net operating loss carryforwards	$6,985,000	$6,966,000
Credits	616,000	601,000
Capitalized research and development costs	905,000	1,169,000
Other acquired intangibles	260,000	279,000
Accruals not currently deductible	1,726,000	1,378,000
Total deferred tax assets	10,492,000	10,393,000
Valuation allowance for deferred tax assets	(10,448,261)	(10,328,322)
Net deferred tax assets	43,739	64,678

Deferred tax liability:
Acquired intangibles	(258,000)	(247,000)

Net deferred tax liabilities	$(214,261)	$(182,322)

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The Company has not generated taxable income in any periods in any jurisdiction, foreign or domestic. The Company has maintained a full valuation allowance for all deferred tax assets.

As of December 31, 2008, the Company had net operating loss carryforwards for federal income tax purposes of approximately $19,027,000, which will expire at various dates beginning in 2009 and through 2028, and federal research and development tax credits of approximately $357,000, which will expire at various dates beginning in 2009 and through 2028. As of December 31, 2008, the Company had net operating loss carryforwards for state income tax purposes of approximately $8,857,000, which will expire at various dates in 2012 and through 2028, and state research and development tax credits of approximately $392,000, which can be carried forward indefinitely. During 2008, approximately $1,200,000 of federal net operating loss carryforwards expired unutilized.

Utilization of the net operating loss and tax credit carryforwards is subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. The annual limitation will result in the expiration of the net operating loss and credit carryforwards before utilization.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits ("UTBs"), excluding interest and penalties, is as follows:

Amount
Beginning balance at January 1, 2008	$595,000
Decreases in UTBs taken in prior years	---
Increases in UTBs taken in current year	48,000
Amount related to settlements	---
Amount related to lapsing of statute of limitations	---
Ending balance at December 31, 2008	$643,000

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. It is the Company's policy to include interest and penalties related to tax positions as a component of income tax expense. No interest was accrued for the period ended December 31, 2008. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is not currently under audit in any of its jurisdictions where income tax returns are filed. The tax years 1993 to 2008 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject, and for the years 2002 to 2008 for the international taxing jurisdictions to which the Company is subject.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurances with respect to financial statement preparation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. This assessment included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this assessment.

Based on our assessment using those criteria, we believe that, as of December 31, 2008, our internal control over financial reporting is effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 29, 2009.

Item 11. Executive Compensation

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 29, 2009.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 29, 2009.

The following table provides information as of December 31, 2008 about our Common Stock that may be issued under the Company's existing equity compensation plans. For additional information about the equity compensation plans see Note 8 to the Company's Financial Statements.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	921,229	$13.68	175,377
Equity compensation plans not approved by security holders (2)	106,275	$28.02	---
Total	1,027,504	$15.16	175,377

(1) Includes the 1995 Stock Plan and its successor, the 2004 Equity Incentive Plan. Pursuant to an affirmative vote by security holders in June 2004, an annual increase in the number of shares authorized under the 2004 Equity Incentive Plan is added on the first day of each fiscal year equal to the lesser of (a) 200,000 shares, (b) four percent of the total outstanding shares of the Company's Common Stock on that date, or (c) a lesser amount as determined by the Board of Directors. As a result, a total of 129,196 shares became available for grant under the 2004 Equity Incentive Plan on January 1, 2009, in addition to those set forth in the table above.
(2) Consists of the 1999 Stock Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 29, 2009.

Item 14. Principal Accounting Fees and Services

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 29, 2009.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

1. All financial statements.

2. Financial statement schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes herein.

3. Exhibits.

See Index of Exhibits on page 71. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

(b) Exhibits:

           See Index of Exhibits on page 71. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SOCKET MOBILE, INC. Registrant

Date: March 12, 2009	/s/ Kevin J. Mills Kevin J. Mills President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Kevin J. Mills	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2009
Kevin J. Mills

By	/s/ Charlie Bass	Chairman of the Board	March 12, 2009
Charlie Bass

By	/s/ David W. Dunlap	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2009
David W. Dunlap

By	/s/ Micheal L. Gifford	Executive Vice President and Director	March 12, 2009
Micheal L. Gifford

By	/s/ Gianluca Rattazzi	Director	March 12, 2009
Gianluca Rattazzi

By	/s/ Leon Malmed	Director	March 12, 2009
Leon Malmed

By	/s/ Enzo Torresi	Director	March 12, 2009
Enzo Torresi

By	/s/ Peter Sealey	Director	March 12, 2009
Peter Sealey

By	/s/ Thomas Miller	Director	March 12, 2009
Tom Miller

Index to Exhibits

Exhibit Number	Description

2.1 (1)	Agreement and Plan of Reorganization.

3.1	Amended and Restated Certificate of Incorporation.

3.2 (2)	Certificate of Elimination of Series E 12% Convertible Preferred Stock.

3.3 (2)	Certificate of Elimination of Series F Convertible Preferred Stock.

3.4 (3)	Bylaws, as amended February 17, 2008.

10.1 (4)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.

10.2 (5)*	1995 Stock Plan and forms of agreement thereunder.

10.3 (6)*	Form of Amendment No.1 to Stock Option Agreement between the Company and certain Option Holders under the 1995 Stock Option Plan.

10.4 (7)*	1999 Nonstatutory Stock Option Plan.

10.5 (8)*	2004 Equity Incentive Plan and forms of agreement thereunder.

10.8 (9)*	Form of Executive Management Bonus Plan between the Company and certain eligible participants.

10.9 (10)*	Form of Employment Agreement dated January 21, 2009 between the Company and the officers of the Company.

10.10 (11)*	Standard Industrial /Commercial Multi-Tenant Lease by and between Del Norte Farms, Inc. and the Company dated October 24, 2006 (assigned to Newark Eureka Industrial Capital, LLC September 17, 2007.

10.11 (12)*	Second Amended and Restated Loan and Security Agreement dated December 31, 2008 by and between the Company and Silicon Valley Bank as amended February 19, 2009.

10.12 (12)*	Second Amended and Restated Export-Import Bank Loan and Security Agreement dated December 31, 2008 by and between the Company and Silicon Valley Bank as amended February 19, 2009.

Exhibit Number	Description

11.1	Computation of Earnings per Share (see Statements of Operations in Item 8).

14.1 (13)	Code of Business Conduct and Ethics.

23.1	23.1 Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________
* Executive compensation plan or arrangement.

(1) Incorporated by reference to exhibits filed with the Company's Form 8-K filed on October 20, 2000.

(2) Incorporated by reference to exhibits filed with the Company's Form 8-K filed on April 23, 2008.

(3) Incorporated by reference to exhibits filed with the Company's Form 8-K filed on February 20, 2008.

(4) Incorporated by reference to exhibits filed with the Company's Form 8-K filed on January 27, 2009.

(5) Incorporated by reference to exhibits filed with Company's Registration Statement on Form SB 2 (File No. 33 91210 LA) filed on June 2, 1995 and declared effective on October 20, 2000.

(6) Incorporated by reference to exhibits filed with the Company's Form 10-KSB filed on March 30, 1998.

(7) Incorporated by reference to exhibits filed with the Company's Form 10-QSB filed on August 16, 1999.

(8) Incorporated by reference to Appendix C filed with the Company's Form DEF 14A filed on April 29, 2004.

(9) Incorporated by reference to exhibits filed with the Company's Form 10-KSB filed on April 2, 2001.

(10) Incorporated by reference to exhibits filed with the Company's Form 8-K filed on January 27, 2009.

(11) Incorporated by reference to exhibits filed with the Company's Form 10-Q filed on November 13, 2006.

(12) Incorporated by reference to exhibits filed with the Company's Form 8-K filed on January 7, 2009 and the Company's Form 8-K filed on February 25, 2009.

(13) Incorporated by reference to exhibits filed with the Company's Form 10-K filed on March 10, 2006.