Form 10-Q
period 2009-03-31
SOCKET MOBILE, INC.
filed 2009-05-14
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The number of shares of Common Stock ($0.001 par value) outstanding as of May 8, 2009 was 3,229,916 shares.

(Index)

Item 1. Financial Statements

SOCKET MOBILE, INC.
BALANCE SHEETS
	March 31, 2009 (Unaudited)	December 31, 2008*
ASSETS
Current assets:
Cash and cash equivalents	$1,418,252	$757,342
Accounts receivable, net	2,485,807	3,334,661
Inventories	2,921,385	3,929,822
Prepaid expenses and other current assets	404,079	387,428
Total current assets	7,229,523	8,409,253

Property and equipment:
Machinery and office equipment	2,135,397	2,332,092
Computer equipment	1,202,015	1,206,668
	3,337,412	3,538,760
Accumulated depreciation	(2,395,098)	(2,561,696)
Property and equipment, net	942,314	977,064

Intangible assets, net	315,000	346,787
Goodwill	9,797,946	9,797,946
Other assets	209,000	225,667
Total assets	$18,493,783	$19,756,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,699,897	$3,513,770
Accrued payroll and related expenses	750,679	774,434
Bank line of credit	1,575,802	1,005,791
Deferred income on shipments to distributors	1,996,188	2,434,393
Current portion of capital leases and deferred rent	33,333	30,019
Total current liabilities	7,055,899	7,758,407

Long term portion of capital leases and deferred rent	100,508	109,724
Deferred income taxes	222,246	214,261
Total liabilities	7,378,653	8,082,392

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value: Authorized shares—10,000,000,
Issued and outstanding shares—3,229,916 at March 31, 2009 and December 31, 2008	3,230	3,230
Additional paid-in capital	54,740,712	54,588,192
Accumulated deficit	(43,628,812)	(42,917,097)
Total stockholders’ equity	11,115,130	11,674,325
Total liabilities and stockholders’ equity	$18,493,783	$19,756,717
_____________________________________________ * Derived from audited financial statements.

See accompanying notes.

(Index)
SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
	2009	2008
Revenues	$4,771,890	$6,169,869
Cost of revenues	2,546,437	3,152,317
Gross profit	2,225,453	3,017,552

Operating expenses:
Research and development	776,474	1,186,822
Sales and marketing	1,413,842	1,943,349
General and administrative	641,999	805,467
Amortization of intangible assets	31,787	31,787
Total operating expenses	2,864,102	3,967,425

Operating loss	(638,649)	(949,873)

Interest income and other	350	11,928
Interest expense	(65,431)	(12,694)

Net loss before deferred taxes	(703,730)	(950,639)
Deferred tax expense	(7,985)	(7,985)
Net loss	$(711,715)	$(958,624)

Net loss per share:
Basic	$(0.22)	$(0.30)
Diluted	$(0.22)	$(0.30)

Weighted average shares outstanding:
Basic	3,229,916	3,201,280
Diluted	3,229,916	3,201,280

See accompanying notes.

(Index)

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net loss	$(711,715)	$(958,624)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	152,520	219,066
Depreciation and amortization	122,789	150,273
Amortization of intangible assets	31,787	31,787
Net foreign currency transaction (gains) losses	(10,266)	2,340
Deferred tax expense	7,985	7,985
Change in deferred rent	(2,941)	(81)

Changes in operating assets and liabilities:
Accounts receivable	829,850	(620,624)
Inventories	1,008,437	(604,412)
Prepaid expenses and other current assets	(16,651)	(127,261)
Other assets	16,667	(61,667)
Accounts payable and accrued expenses	(783,203)	1,105,261
Accrued payroll and related expenses	(23,755)	(35,039)
Deferred income on shipments to distributors	(438,205)	(134,774)
Net cash provided by (used in) operating activities	183,299	(1,025,770)

Investing activities
Purchases of equipment and tooling	(88,039)	(104,941)
Net cash used in investing activities	(88,039)	(104,941)

Financing activities
Payments on capital leases and equipment financing notes	(2,961)	(9,572)
Proceeds from borrowings under bank line of credit agreement	3,533,034	2,754,147
Repayments of borrowings under bank line of credit agreement	(2,963,023)	(2,622,009)
Repayments of bank term loan	---	(38,142)
Stock options exercised	---	14,517
Net cash provided by financing activities	567,050	98,941

Effect of exchange rate changes on cash and cash equivalents	(1,400)	11,756
Net increase (decrease) in cash and cash equivalents	660,910	(1,020,014)

Cash and cash equivalents at beginning of period	757,342	4,963,359
Cash and cash equivalents at end of period	$1,418,252	$3,943,345

Supplemental cash flow information
Cash paid for interest	$65,265	$12,694

See accompanying notes.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed financial statements of Socket Mobile, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 - Summary of Significant Accounting Policies

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

Recent Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which establishes a framework for measuring fair value and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," which provides for a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis. The Company adopted the provisions of SFAS 157 as required. The adoption of SFAS 157 did not have a material impact on the Company's financial statements. Under SFAS 157, the definition of fair value focuses on the price that would be received upon the sale of an asset or the amount paid to transfer a liability. The fair value measurement should reflect all of the assumptions that market participants would use in pricing the asset or liability. SFAS 157 establishes a three-level hierarchy to prioritize the inputs used in valuation techniques for fair value consisting of: 1) observable inputs that reflect quoted prices in active markets; 2) inputs other than quoted prices with observable market data; and 3) unobservable data. SFAS 157 requires disclosures detailing the extent to which the Company measures assets and liabilities at fair value, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Cash Equivalents and Foreign Currency Contracts
The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. At March 31, 2009, all of the Company's cash and cash equivalents consisted of amounts held in demand and money market deposits in banks. The Company regularly enters into forward foreign currency contracts to reduce exposures related to rate changes in certain foreign currencies. The Company's forward foreign currency contracts are recorded at fair value and are included in accrued liabilities at March 31, 2009. At March 31, 2009, these derivative instruments were not designated as hedges, and accordingly, changes in the fair value of the forward foreign currency contracts were recorded in net income. At March 31, 2009, contracts with a notional amount of $429,790 to hedge Euros were recorded as a liability with a fair value of $5,640 based on quotations from financial institutions.

Liquidity
The Company's cash balances at March 31, 2009 were $1,418,252, including cash of $1,575,802 drawn against its bank lines of credit. The Company's cash balances at March 31, 2009, reflect a net increase of $570,011 in amounts drawn on its bank lines of credit and net cash provided by operating activities of $183,299, in the three months ended March 31, 2009. In February of 2009, the Company extended its bank line of credit agreement which will now expire on March 24, 2010. The Company's balance sheet has a current ratio (current assets divided by current liabilities) of 1.02 to 1.0, and no material long term debt. In the fourth quarter of 2008 the Company took actions to reduce its expenses, including a reduction of 12% in its worldwide workforce, to align its cost structure with current economic conditions in light of slowing business spending due to the current economic downturn. The Company took additional actions in the first quarter of 2009 to reduce expenses. The Company has the ability to further reduce expenses if necessary. The Company believes its existing cash, plus its ability to reduce costs, and its bank lines of credit will be sufficient to meet its funding requirements at least through March 31, 2010. The Company may find it necessary to raise additional capital to fund its operations, however, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders.

NOTE 3 - Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	March 31, 2009	December 31, 2008
Raw materials and sub-assemblies	$2,735,535	$3,760,615
Finished goods	185,850	169,207
	$2,921,385	$3,929,822

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - Bank Financing Arrangements

On December 31, 2008 the Company entered into a new credit facility agreement with Silicon Valley Bank. The credit facility allowed the Company to borrow up to $2,500,000 based on the level of qualified domestic and international receivables, up to a maximum of $1,000,000 and $1,500,000, respectively. On February 19, 2009, the Company agreed with Silicon Valley Bank to extend the term of the existing credit facility to March 24, 2010, and to reallocate the domestic and international line limits to $1,500,000 and $1,000,000, respectively. Advances against the domestic line are calculated at 80% of receivables, except for receivables from distributors which are calculated at 60%. Advances against the international line are calculated at 80% against hedged receivables and 70% against non-hedged receivables, except for receivables from distributors which are calculated at 60%. Borrowings under the lines bear an annual interest rate equal to the greater of (i) the Lender's prime rate plus 2%, or (ii) 6%. The annual interest rate in effect at March 31, 2009 and December 31, 2008 was 6%. There is also a collateral handling fee of 0.7% per month. The applicable interest and fees are calculated based on the full amount of the accounts receivable provided as collateral, rather than on the actual amounts borrowed. The outstanding amounts borrowed under the domestic and international lines at March 31, 2009, were $979,269 and $596,533, respectively. Under the credit agreement the Company must maintain minimum liquidity based upon a quick ratio calculated at the end of each month. The quick ratio is equal to the quotient of (i) cash and cash equivalents plus net eligible accounts receivable, divided by (ii) current liabilities minus deferred revenues. The minimum quick ratio required at March 31, 2009 is 0.75 and increases to 0.9 at the end of April and May 2009, and to 1.0 thereafter. The Company was in compliance with the covenant requirement at March 31, 2009.

The outstanding amounts borrowed under the domestic and international lines at December 31, 2008, were $603,872 and $401,919, respectively. In addition, under the agreement in effect at December 31, 2008, the Company was required to maintain a minimum liquidity (cash plus availability under the lines) of at least $250,000. The Company was in compliance with the liquidity requirement at December 31, 2008.

NOTE 5 - Intangible Assets

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

Amortization of all intangible assets in each of the quarters ended March 31, 2009 and 2008, was $31,787. Intangible assets as of March 31, 2009 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$285,000	$315,000
Project management tools	570,750	570,750	---
Total intangible assets	$1,170,750	$855,750	$315,000

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Based on definite lived intangible assets recorded at March 31, 2009, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2009 (nine months remaining)	$45,000
2010	60,000
2011	60,000
2012	60,000
2013	60,000
2014	30,000
$315,000

NOTE 6 - Segment Information

The Company operates in one segment-mobile systems solutions for businesses. Mobile systems solutions typically consist of a handheld computer, data collection and connectivity peripherals, and third-party vertical applications software. The Company markets its products in the United States and foreign countries through its sales personnel, vertical industry partners, and distributors. Revenues for the geographic areas for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
Revenues:	2009	2008
United States	$2,753,346	$3,763,864
Europe	1,536,957	1,668,491
Asia and rest of world	481,587	737,514
Total Revenues	$4,771,890	$6,169,869

Export revenues are attributable to countries based on the location of the Company's customers. The Company does not hold long-lived assets in foreign locations.

Major customers who accounted for at least 10% of the Company's total revenues were as follows:

	Three Months Ended March 31,
	2009	2008
Tech Data	17%	17%
Ingram Micro	23%	11%
Intermec Technologies Corporation	*	15%
_____________________________________________ * Customer accounts for less than 10% of total revenues for the period

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - Stock-Based Compensation

The Company accounts for share-based awards in accordance with SFAS 123R. SFAS 123R requires all share-based awards to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company uses a binomial lattice valuation model to estimate the fair value of stock option grants made on or after January 1, 2006. The binomial lattice model incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these factors affect the estimate of the fair value of the Company's stock option grants. The Company uses a Black-Scholes valuation model for options granted prior to January 1, 2006.

Total stock-based compensation expense recognized in our statements of income for the three months ended March 31, 2009 and 2008 is shown below:

	Three Months Ended March 31,
Income Statement Classification	2009	2008
Cost of revenues	$11,349	$9,196
Research and development	31,697	57,554
Sales and marketing	56,973	67,102
General and administrative	52,501	85,214
Total	$152,520	$219,066

The decline in stock-based compensation expense in the first quarter of 2009 compared to the same period one year ago, reflects older grants with higher valuations, compared to more current grants, becoming fully expensed.

The weighted average per share fair value of stock options granted during the three months ended March 31, 2009 and 2008 was estimated at $1.35 and $4.19, respectively. At March 31, 2009, options issued to employees for 1,175,945 shares were outstanding, of which 747,156 were exercisable. At March 31, 2008, options issued to employees for 1,083,075 shares were outstanding, of which 749,519 were exercisable. As of March 31, 2009, the total remaining unrecognized compensation costs related to unvested stock options was approximately $1.16 million, which will be amortized over the weighted average remaining requisite period of 2.7 years.

Weighted average assumptions for stock options granted during the three months ended March 31, 2009 and 2008 are shown below:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate (%)	2.78%	3.84%
Dividend yield	---	---
Volatility factor	0.93	0.68
Expected option life (years)	4.4	4.8

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - Net Loss Per Share Applicable to Common Stockholders

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2009	2008
Numerator:
Net loss	$(711,715)	$(958,624)

Denominator:
Weighted average common shares outstanding used in computing net loss per share:
Basic	3,229,916	3,201,280
Diluted	3,229,916	3,201,280
Net loss per share:
Basic	$(0.22)	$(0.30)
Diluted	$(0.22)	$(0.30)

For the quarters ended March 31, 2009 and 2008, the diluted net loss per share is equal to the basic net loss per share because the Company experienced losses in these periods. Thus no potential common shares underlying stock options have been included in the net loss per share calculation, as their effect is anti-dilutive. Options to purchase 1,175,945 and 1,170,120 shares of common stock at March 31, 2009 and 2008, respectively, have been omitted from the net loss per share calculation.

NOTE 9 - Taxes

Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax expense of $7,985 for each of the three month periods ended March 31, 2009 and 2008, and the corresponding deferred tax liability shown on the Company's balance sheet, is related entirely to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets, and furthermore, this deferred tax liability may never reverse. The Company has not generated taxable income in any periods in any jurisdiction, foreign or domestic. The Company maintains a full valuation allowance for all other components of deferred tax assets.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109," ("FIN 48"). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements, and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition issues. At December 31, 2008, the Company has an unrecognized tax benefit of approximately $643,000, which did not change significantly during the three months ended March 31, 2009. The application of FIN 48 does not result in a change to retained earnings, as the unrecognized tax benefit would be fully offset by the application of a valuation allowance. Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. It is the Company's policy to include interest and penalties related to tax positions as a component of income tax expense. No interest was accrued for the three month period ended March 31, 2009.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is not currently under audit in any of its jurisdictions where income tax returns are filed. The tax years 1992 to 2008 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject, and for the years 2001 to 2007 for the international taxing jurisdictions to which the Company is subject.

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

Revenues

We are a producer of mobile computing hardware systems serving the business and medical mobility market. We offer a family of handheld computer products and a wide range of data collection and connectivity peripheral products for use with third-party vertical handheld computing applications software and devices. We also offer embedded Bluetooth and wireless LAN products. Our peripheral products work with many third-party mobile handheld devices including smart phones, handheld computers, tablet computers, ultra-mobile personal computers, and notebooks, adding data collection and connectivity capabilities to these devices. Our products are designed to enable the accessing, collection and processing of data by employees while mobile. Our products utilize popular Bluetooth and wireless LAN wireless connection technologies. Our plug-in and Bluetooth data collection products offer a variety of data collection technologies including laser and CMOS barcode scanning, linear and two dimensional barcode scanning, plus we offer RFID (radio frequency identification) and magnetic stripe readers.

(Index)

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

Most of our products, except our OEM embedded products, are sold through distributors and resellers that serve business customers. Our OEM embedded products are sold directly to the manufacturers of devices in which our products are embedded. The geographic regions we serve include the Americas, Europe, the Middle East, Africa and Asia Pacific. Total revenues for the first quarter of 2009 were $4.8 million, a decrease of 23% from revenues of $6.2 million in the first quarter of 2008.

Our revenues in the comparable three month periods may be classified into three broad product families:

  Mobile handheld computer products;
  Mobile peripheral products: data collection, connectivity and serial interface; and
  OEM embedded products.

(Index)

Our mobile handheld computer products are designed to be durable devices that have features similar to heavier duty industrial handheld devices but at a significantly lower price. Our initial model, the SoMo® 650 (SoMo is derived from Socket Mobile), was introduced in June 2007 with initial volume shipments in September 2007, and features the Microsoft Windows Mobile Classic operating system, Versions 5 and 6. Windows Mobile is the industry standard OS for mobile applications, thereby enabling the SoMo to be compatible with a large number of business applications and giving users a familiar computing environment. Our mobile handheld computers are easy to customize for a particular application by adding peripherals. The SoMo products have an expected product life cycle of three to five years to address the needs of our customers who are deploying mobile solutions. The SoMo's features include wireless LAN and Bluetooth, a fast processor, a large, bright screen display enabling its use outdoors, large amounts of SDRAM and flash memory, extended battery life, programmable action buttons to activate peripheral devices, reinforced CompactFlash and SDIO card slots, and a durable case. The SoMo is available with multiple language support and includes our Bluetooth, wireless LAN and barcode scanning software. The SoMo 650 was specifically designed without an integrated mobile phone to serve the market for business mobility applications that do not depend on mobile phone connections such as medication dispensing in the healthcare market or serving tables in the hospitality market, many of which use Bluetooth or wireless LAN connections for data communications. In late 2008, we introduced the SoMo 650 Rx Model with an antimicrobial additive incorporated into its plastic case for the healthcare market designed to reduce the risk of the spread of bacteria from the use of handheld devices in a healthcare environment. In April 2009 we extended our line of antimicrobial products for the healthcare market to include our Cordless Hand Scanners and CompactFlash Scan Cards. We also announced our SoMo 650 Back Pack Broadband ExpressCard Adapter, which attaches to the back of our SoMo 650 and accepts pre-certified and approved Novatel Wireless ExpressCards to extend the functionality of the SoMo 650 to include anytime, anywhere, data connectivity over a wide area network (WAN). The SoMo 650 Back Pack will be available in the third quarter of 2009 in both a standard version and an antimicrobial version for use in healthcare applications. We also offer a SoMo 650 Dx Model without Bluetooth or wireless LAN for high security environments. Mobile handheld computer products represented approximately 32% of our revenue for the three months ended March 31, 2009, compared to 11% of our revenues in the same period one year ago.

Our mobile peripheral products consist of data collection, connectivity and serial interface products, which together represented approximately 49% of our revenues for the three months ended March 31, 2009 compared to 58% of our revenues for the same period one year ago.

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

(Index)

Our plug-in and Bluetooth cordless data collection products offer a variety of data collection technologies at several performance levels including laser and CMOS barcode scanning, linear and two dimensional barcode scanning and RFID reading, enabling solutions to be tailored to optimal price/performance levels. Our plug-in barcode scanners are available in both CompactFlash and SDIO form factors. We also offer a ring scanner worn on the index finger which connects to computing systems using the Bluetooth standard for short-range wireless connectivity. We have developed extensive barcode scanning and RFID reading software called SocketScan that supports all of our data collection products, and have software developer kits that assist third-party developers in integrating our SocketScan software and our hardware products into their applications and solutions. Data collection products represented approximately 36% of our revenues for the three months ended March 31, 2009, compared to 41% of our revenues for the same period one year ago.

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

  modems for telephone connections that connect over a cable;
  Ethernet cards for local area network connections that connect over a cable; and
  accessory products such as batteries and cables.

Connectivity products represented approximately 5% of our revenues for the three months ended March 31, 2009, compared to 8% of our revenues for the same period one year ago.

Our serial interface products enable the connection of a mobile computer to electronic devices either as a plug-in card (one, two or four ports) connecting over cables, or wirelessly over a Bluetooth network. During 2008 we introduced a USB to serial connector to enable a serial connection through a USB interface and plan to introduce in the second quarter of 2009 a USB to Ethernet Adapter to reflect the growing use of USB as a connection technology for mobile products. Serial interface products represented approximately 8% of our revenues in the three months ended March 31, 2009, compared to 9% in the same period one year ago.

Our OEM embedded products consist of Bluetooth and wireless LAN modules and plug-in cards used primarily by OEMs of industrial grade handheld computers and other devices to build wireless connection functions into their products using the Bluetooth and wireless LAN standards for wireless connectivity. Our plug-in cards and modules using the Bluetooth standard for short-range wireless connectivity include extensive communications software enabling the use of these products. Our products use the Bluetooth 2.0 standard, and we plan to upgrade later in 2009 to the Bluetooth 2.1 + EDR standard, continuing our commitment to keep our products current with evolving technology standards. Our plug-in cards for connecting to local wireless networks during 2008 used the wireless LAN 802.11b/g (or Wi-Fi) standard and included extensive communications software designed to make these products easy to use. We recently added Cisco Compatible Extensions (CCX) 4.0 certification to our wireless LAN software to enable our wireless LAN products to be compatible with a Cisco wireless LAN infrastructure and are upgrading our plug-in cards and modules to incorporate the wireless LAN 802.11 a/b/g standard. In April 2009 we announced availability of our SDIO wireless LAN plug-in card with wireless LAN 802.11 a/b/g. OEM embedded products represented approximately 19% of our revenues for the three months ended March 31, 2009, compared to 31% of our revenues for the same period one year ago.

(Index)

Our revenues by product family for the three months ended March 31, 2009 and 2008, and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three months ended March 31,				Increase
Product family:	2009		2008		(Decrease)
Mobile handheld computer products	$1,541	32%	$675	11%	128%
Mobile peripheral products:
Data collection	1,714	36%	2,505	41%	(32%)
Connectivity	236	5%	469	8%	(50%)
Serial interface products	362	8%	572	9%	(37%)
OEM embedded products	919	19%	1,949	31%	(53%)
Total	$4,772	100%	$6,170	100%	(23%)

Our mobile handheld computer product revenues in the first quarter of 2009 were $1.5 million, an increase of 128% compared to revenues of $0.7 million in the first quarter of 2008. We began shipping our first mobile handheld computer, the SoMo 650, to customers through our distribution channel in the second quarter of 2007. In the third quarter of 2007, we completed our objectives of ramping up production and fully stocking our distribution channel to enable the commencement of widespread customer evaluation, qualification, and deployment. We began offering Windows Mobile 6 Classic and multiple language support for the SoMo 650 in the second quarter of 2008, giving customers a choice of operating systems and languages to best fit their needs. In late 2008, we introduced the SoMo 650 Model Rx with an antimicrobial case for the healthcare market designed to reduce the risk of the spread of bacteria from the use of handheld devices in a healthcare environment, and the SoMo 650 Model DX without Bluetooth or wireless LAN for high security environments. Increased revenues from our mobile handheld computer products in the first quarter of 2009, compared to the same quarter one year ago, reflect higher sales volumes due to a growing customer base with larger average unit deployments. Although the comparable first quarters indicate substantial growth in our mobile handheld computer revenues, we believe this growth has been slowed by the worldwide economic slowdown, as our customers are taking longer to make their deployment decisions. In the first quarter of 2009 mobile handheld computer revenues grew by 2% compared to the previous fourth quarter of 2008. In the fourth quarter of 2008, our mobile handheld computer revenues were flat compared with the previous third quarter.

Our data collection product revenues in the first quarter of 2009 were $1.7 million, a decrease of 32% compared to revenues of $2.5 million in the first quarter of 2008. Revenue decreases of $0.4 million were from reduced sales of our Cordless Hand Scanner, revenue decreases of $0.3 million were from reduced sales of our SDIO In-Hand Scan card, and additional decreases were from reduced sales of our primary scanning product, the CompactFlash In-Hand Scan card. Our data collection product revenues have been slowed in the first quarter 2009 by the worldwide economic slowdown.

(Index)

Our connectivity product revenues in the first quarter of 2009 were $236,000, a decline of 50% compared to revenues of $469,000 in the first quarter of 2008. The decline resulted from reduced sales volumes of our Modem plug-in products and Ethernet plug-in products due to reduced corporate deployment of these wired connection solutions and the effects of the worldwide economic slowdown.

Our serial interface product revenues in the first quarter of 2009 were $362,000, a decrease of 37% compared to revenues of $572,000 in the first quarter of 2008. Revenue decreases were from reduced sales of our standard serial PC card products. Our standard serial PC card products are primarily sold to connect peripheral devices or other electronic equipment to notebook computers. Sales of our CompactFlash card product and cordless Bluetooth serial adapter product were flat in the comparable periods.

Our OEM embedded product revenues in the first quarter of 2009 were $0.9 million, a decrease of 53% compared to $1.9 million in the first quarter of 2008. Revenue decreases of $1.0 million in sales of our Bluetooth modules were from reduced shipments to our OEM customers due to last-buy purchases beginning in the third quarter of 2008, the majority of these shipments made in the latter half of 2008, with final remaining shipments completed in the first quarter of 2009. Increases in sales of our wireless LAN modules and wireless LAN plug-in cards were offset by declines in sales of our Bluetooth plug-in cards. Lower Bluetooth plug-in product revenues reflect lower overall requirements for these products by our OEM customer group.

Gross Margins
Our gross margins for the first quarter of 2009 were 47% compared to 49% in the comparable period one year ago. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Reductions in overall margins in the first quarter of 2009 compared to the same period one year ago are due primarily to increased sales of our mobile handheld computer, which comprised 32% of our revenues in the first quarter of 2009 compared to 11% in the first quarter last year, at margins below our average product margins. Additional margin declines in the first quarter of 2009 are due to our fixed overhead costs, which comprise a greater portion of the overall revenues and cost of goods sold due to lower revenues in the first quarter of 2009 compared to the same quarter one year ago.

Research and Development Expense
Research and development expense in the first quarter of 2009 was $0.8 million, a decrease of 35% compared to $1.2 million in the first quarter of 2008. Two thirds of the reduction in research and development expense in the first quarter of 2009 was due to reduced personnel costs as the result of the reduction-in-force action initiated in the fourth quarter of 2008 and reductions in employee compensation during the first quarter of 2009. In the fourth quarter of 2008 the Company initiated a range of expense reductions across all departments and functional expense categories in response to the worldwide economic slowdown, with additional reductions following in the first quarter of 2009. Additional reductions in research and development expense in the first quarter of 2009 were from reduced development fees due to a reduction in product development activities, and reduced equipment costs related to the reductions in product development activities. Research and development expense in the second quarter of 2009 are expected to continue at levels similar to the first quarter.

(Index)

Sales and Marketing Expense
Sales and marketing expense for the first quarter of 2009 was $1.4 million, a decrease of 27% compared to $1.9 million in the first quarter of 2008. Over half of the reduction in sales and marketing expense in the first quarter of 2009 was due to reduced personnel costs as a result of the reduction-in-force action initiated in the fourth quarter of 2008 referred to above and reductions in employee compensation during the first quarter of 2009. Additional notable reductions in sales and marketing expense in the first quarter of 2009 were in the categories of advertising and promotion expense, travel, outside services, and equipment costs. Sales and marketing expense in the second quarter of 2009 is expected to continue at levels similar to the first quarter.

General and Administrative Expense
General and administrative expense for the first quarter of 2009 was $642,000, a decrease of 20% compared to $805,000 in the first quarter of 2008. Two thirds of the reduction in expense in the first quarter of 2009 was due to reduced payroll costs primarily from reductions in employee compensation. Additional reductions in general and administrative expense in the comparable first quarter periods were primarily in reduced consulting and professional fees. General and administrative expense is expected to decline in the second quarter of 2009 from first quarter levels due to the absence of professional fees expense related to the costs of our annual audit which are expensed in the fourth and first quarters.

Amortization of Intangibles
In July 2004 we acquired a patent which covers the design and functioning of plug-in bar code scanners, bar code imagers, and radio frequency identification products. The patent was purchased for $600,000 and has been capitalized as an intangible asset. The patent is being amortized on a straight line basis over a ten-year period. Intangible assets of $571,000 remaining from a prior acquisition in 2000 consist of developed software and technology with estimated lives at the time of acquisition of 8.5 years. Such amount has now been fully amortized. Amortization charges for the three months ended March 31, 2009 and 2008 for all acquired intangibles were $32,000, but will be $15,000 per quarter going forward until fully amortized.

Interest Income and Expense
Interest income reflects interest earned on cash balances. Interest income in the first quarter of 2009 was $350 compared to interest income of $12,000 in the comparable period one year ago. Lower interest income in the first quarter of 2009 reflects lower average cash balances combined with lower average rates of return.

Interest expense in the first quarter of 2009 was $65,000 compared to interest expense of $13,000 in the same period one year ago. Interest expense is related to interest on equipment lease financing obligations and interest on amounts drawn on our bank lines of credit, and in 2008 also included interest related to a term loan outstanding during 2008, the balance of which was paid back in full at the end of 2008 in conjunction with a new credit line agreement. Higher interest expense in the first quarter of 2009 is due to higher average balances outstanding on our bank lines of credit at higher overall interest rates compared to the same quarter one year ago. Interest expense in the second quarter of 2009 is expected to continue at levels similar to the first quarter.

(Index)

Taxes
Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax expense of $8,000 in each of the three month periods ended March 31, 2009 and 2008, and the corresponding deferred tax liability shown on the Company's balance sheet, is related entirely to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets, and furthermore, this deferred tax liability may never reverse. The Company maintains a full valuation allowance for all other components of deferred tax assets. The Company has not generated taxable income in any periods in any jurisdiction, foreign or domestic.

Liquidity and Capital Resources
We were unprofitable in the first quarter of 2009 and in each of the quarters in fiscal years 2008, 2007, and 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was the only profitable year in our history, but only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. We may continue to be unprofitable in the foreseeable future. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $39 million in equity capital to fund our operations.

Cash provided by operating activities was $183,000 in the first quarter of 2009 compared to cash used in operating activities of $1,026,000 in the first quarter of 2008. Cash used in the first quarter of 2009 resulting from our net loss adjusted for non-cash items was $410,000 compared to cash used of $547,000 in the first quarter of 2008 from our net loss adjusted for non-cash items. Adjustments for non-cash items consisting of depreciation and amortization, amortization of intangibles, gains and losses on foreign currency transactions, changes in deferred rent, deferred tax expense, and stock-based compensation expense, totaled $302,000 in the first quarter of 2009 compared to $411,000 in the first quarter of 2008. Changes in working capital balances in the first quarter of 2009 resulted in a source of cash of $593,000, and were primarily from reductions in inventory, due primarily to reduced stocking levels of our mobile handheld computer as a result of actively managing overall inventory levels downward from year end levels, and reductions in accounts receivable due to lower shipments in the first quarter of 2009 compared to the previous quarter, partially offset by reductions in accounts payable due to reductions in overall expenses and inventory purchases in the first quarter that create those payables, and reductions in deferred income on shipments to distributors due to lower stocking levels of our products in the distribution channel. Changes in working capital balances in the first quarter of 2008 resulted in a use of cash of $479,000, and were primarily from increases in accounts receivable due to the timing of shipments in the last month of the first quarter of 2008 and the timing of collections from key distributors concentrated at the end of the immediately preceding quarter, and increases in inventories due primarily to stocking of our mobile handheld computer, partially offset by increases in accounts payable due to the purchases that led to the increased levels of inventories.

Cash used in investing activities was $88,000 in the first quarter of 2009 compared to $105,000 in the first quarter of 2008. Reduced investing activities reflects reductions in equipment and tooling purchases due to fewer development projects requiring these expenditures.

(Index)

Cash provided by financing activities was $567,000 in the first quarter of 2009 compared to $99,000 in the first quarter of 2008. Financing activities in the first quarter of 2009 consisted primarily of a net increase in the amounts drawn on our bank lines of credit. Financing activities in the first quarter of 2008 consisted of a net increase in amounts drawn on our bank lines of credit and the proceeds from the exercise of stock options, partially offset by repayments on our bank term loan, which was fully paid at the end of 2008 in conjunction with a new credit line agreement.

Our cash balances at March 31, 2009 were $1.4 million, including cash of $1.6 million drawn against our bank line of credit. In February 2009, we extended our bank line of credit agreement which will now expire on March 24, 2010. At March 31, 2009, our balance sheet had a current ratio (current assets divided by current liabilities) of 1.02 to 1.0, and no material long term debt. In the fourth quarter of 2008 the Company took actions to reduce expenses, including a reduction in force of 12% of our worldwide workforce, to align our cost structure with current economic conditions in light of slowing business spending due to the current economic downturn. We have taken additional actions in the first quarter of 2009 to reduce expenses. We have the ability to further reduce expenses if necessary. We believe our existing cash, plus our ability to reduce costs, and our bank lines of credit will be sufficient to meet our funding requirements at least through March 31, 2010. If we can return to profitability and revenue growth, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increasing expenses, including more employees to support our growth and increases in salaries, benefits, and related support costs for employees. If we cannot return to profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. There can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of our current operations.

Our contractual cash obligations at March 31, 2009 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years		More than 5 years
Capital leases	$24,000	$13,000	$11,000	$	---	$	---
Operating leases	1,252,000	372,000	781,000		99,000		---
Bank line of credit	1,576,000	$1,576,000	---		---		---
Unconditional purchase obligations with contract manufacturers	2,451,000	2,451,000	---		---		---
Total contractual cash obligations	$5,303,000	$4,412,000	$792,000		$99,000	$	---

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

(Index)

Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which establishes a framework for measuring fair value and enhanced disclosures about fair value measurements. In February 2008, FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," which provides for a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis. We adopted the provisions of SFAS 157 as required. The adoption of this statement did not have a material impact on our financial statements. For additional discussion on fair value measurements see Note 1 to the Condensed Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash and our bank credit line facilities. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended March 31, 2009, a decline of 1% in interest rates would not have had a material effect on our quarterly interest income.

Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the greater of either the lender's prime rate plus 2%, or 6%, for both the domestic line (up to $1.5 million) and the international line (up to $1.0 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. We utilized only a portion of our credit line facility at the end of 2008, followed by higher average outstanding balances on our credit line during the first quarter of 2009. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $13,000 for each $1 million of borrowings against our credit facility, if outstanding for the entire year, or a maximum of $33,000 if we utilized our entire credit line (in cases that the applicable interest rate is greater than 6%). The credit line agreement also specifies a fixed collateral handling fee of 0.7% per month on the full amount of the accounts receivable provided as collateral to the outstanding balances advanced under the credit line.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros, we pay the expenses of our European employees in Euros and British pounds, and we may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and subsidiary expenses at the beginning, during and at the end of the quarter ended March 31, 2009, an adverse change of 10% in exchange rates would result in an increase in our net loss for the first quarter of approximately $59,000, if left unprotected. For the first quarter of 2009 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net loss of $9,000. We will continue to monitor, assess, and mitigate through hedging activities, the risk associated with these exposures.

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

(Index)

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The risks described in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

The global economic financial crisis may continue to have an impact on our business and financial condition in ways that we currently cannot predict, and may further limit our ability to raise additional funds.

The continued credit crisis and related turmoil in the global financial system may continue to have an impact on our business and our financial condition. We may face significant challenges if economic conditions and conditions in the financial markets do not improve or continue to worsen. In particular, should our revenues be materially less than forecast, we may find it necessary to initiate further reductions in our expenses, defer product development programs, we may have difficulty maintaining compliance with the existing covenant requirements in order to retain our bank line of credit, and would require additional capital to fund our operations. Our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions.

We have a history of operating losses and may not achieve ongoing profitability.

We were unprofitable in the first quarter of 2009 and in each of the quarters in fiscal years 2008, 2007, and 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was the first profitable year in our history, but only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. To achieve ongoing profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash and bank line of credit to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

We may require additional capital in the future, but that capital may not be available, if at all, on reasonable terms or on terms that would not cause substantial dilution to your stock holdings.

We may incur operating losses in future quarters and would need to raise capital to fund such losses. Our forecasts are highly dependent on factors beyond our control, including market acceptance of our products and sales of handheld computers. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. In addition, the availability of our bank line is dependent upon our meeting a minimum monthly liquidity covenant which has become more stringent (see "Note 4 - Bank Financing Arrangements" for more information). Operating losses could cause us to lose the availability of our bank line as a result of becoming non-compliant with this covenant, and there can be no assurance that such financing will continue to be available to us.

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
  timing of distributors' shipments to their customers; and
  general economic conditions and conditions specifically in our customer's industries.

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

Our success has been dependent upon the ability of third-parties in the mobile personal computer industry to successfully develop products that include or are compatible with our technology and then to sell these products into the marketplace. Even if we are successful in marketing and selling our new line of mobile handheld computers, our ability to generate increased revenue depends significantly on the commercial success of other parties' Windows mobile products, particularly standard Pocket PC handhelds, phone-integrated devices, tablet computers, and other phone-integrated devices, including those from Palm, Nokia, and Blackberry, with which our plug-in and wireless peripherals can be used, and the adoption of these mobile computer devices for business use. A number of manufacturers of handheld computers have reduced the number of handheld products offered, or curtailed development of future handheld computer products. If manufacturers are unable or choose not to ship new products such as Pocket PC and other Windows mobile devices, or experience difficulties with new product transitions that cause delays in the market as we have experienced in the past three years, or if these products, including our new line of mobile handheld computers, the first model of which we began shipping in June 2007, fail to achieve or maintain market acceptance, the number of our potential new customers would be reduced and we would not be able to meet our sales expectations.

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

A significant portion of our revenue comes from two distributors, Tech Data Corp. and Ingram Micro, Inc., which together represented approximately 40% and 31% of our worldwide revenue in the first quarter of 2009 and fiscal year 2008, respectively. We expect that a significant portion of our revenue will continue to depend on sales to Tech Data Corp. and Ingram Micro, Inc. We do not have long-term commitments from Tech Data Corp. or Ingram Micro, Inc. to carry our products. Either could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors' products. If we lose our relationship with Tech Data Corp. or Ingram Micro, Inc., we would experience disruption and delays in marketing our products.

(Index)

If the market for mobile computers experiences delays, or fails to grow, we will not achieve our sales projections.

Substantially all of our peripheral products are designed for use with mobile personal computers, including handhelds, notebook computers, tablets, and handheld computers with integrated phones. If the mobile personal computer industry does not grow, if its growth slows, or if product or operating system changeovers by mobile computer manufacturers and partners cause delays in the market, as we have experienced repeatedly in the past three years, or if the markets for our mobile handheld computers do not grow, or if the impact of the global economic financial crisis continues, we will not achieve our sales projections.

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

The demand for our products depends on many factors and is difficult to forecast. We expect that it will become more difficult to forecast demand given current economic conditions, as we introduce and support more products, and as competition in the market for our products intensifies. If demand is lower than forecasted levels, we could have excess production resulting in higher inventories of finished products and components, which could lead to write-downs or write-offs of some or all of the excess inventories, and reductions in our cash balances. Lower than forecasted demand could also result in excess manufacturing capacity at our third-party manufacturers and in our failure to meet minimum purchase commitments, each of which may lower our operating results.

(Index)

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

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options adversely affected our net income and earnings per share in the first quarter of 2009 and in each of the quarters in fiscal years 2008, 2007, and 2006, will continue to adversely affect future quarters, and will make profitability harder to achieve or make our future profits or net losses worse. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

Export sales (sales to customers outside the United States) accounted for approximately 42% of our revenue in the first quarter of 2009 and 37% of our revenue in the fiscal year 2008. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

(Index)

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

As of May 8, 2009, we had 3,229,916 shares of Common Stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of May 8, 2009, we had 1,266,887 shares subject to outstanding options under our stock option plans, and 65,182 shares were available for future issuance under the plans. We have registered the shares of Common Stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2008 through May 8, 2009, our Common Stock price (adjusted to reflect a one-for-ten reverse stock split effected on October 23, 2008) fluctuated between a high of $9.00 and a low of $0.50. Following the reverse stock split which significantly decreased the Company's share float, we have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our Common Stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

(Index)

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders, held at our Newark, California facilities on April 29, 2009, the stockholders elected seven directors to serve until the next annual meeting of stockholders (Item 1), and ratified the appointment of Moss Adams LLP to serve as the independent public accountants of the Company for the fiscal year ending December 31, 2009 (Item 2). Total voting shares on the record date of March 2, 2009 consisted of 3,229,916 common shares. Each share of Common Stock was entitled to one vote. A total of 2,581,623 shares or 79.93% of outstanding shares were present or voting by proxy. Results of the stockholder vote were as follows:

ITEM 1:	FOR	WITHHELD	RESULT
Election of Directors:
Charlie Bass (1)	1,987,357	594,266	Elected
Kevin Mills	1,890,372	691,251	Elected
Micheal Gifford	2,000,329	581,294	Elected
Leon Malmed (1)(2)	2,071,562	510,061	Elected
Thomas Miller (1)	2,059,091	522,532	Elected
Peter Sealey (3)	2,031,598	550,025	Elected
Enzo Torresi (3)	2,071,766	509,857	Elected
(1) Denotes member of the Audit Committee (2) Denotes member of the Nominating Committee (3) Denotes member of the Compensation Committee

ITEM 2:	FOR	AGAINST	ABSTAIN	RESULT
Appoint Moss Adams LLP as the Company's independent auditors for the 2009 fiscal year (approval of a majority of votes cast required for approval).	2,294,888	44,277	242,306	Approved

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

SOCKET MOBILE, INC.
Registrant

Date: May 12, 2009	/s/ Kevin J. Mills
Kevin J. Mills President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 12, 2009	/s/ David W. Dunlap
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