Form 10-Q
period 2009-06-30
SOCKET MOBILE, INC.
filed 2009-08-14
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended June 30, 2009

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

The number of shares of Common Stock ($0.001 par value) outstanding as of August 7, 2009 was 3,786,702 shares.

(Index)

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED BALANCE SHEETS
	June 30, 2009 (Unaudited)	December 31, 2008*
ASSETS
Current assets:
Cash and cash equivalents	$1,683,841	$757,342
Accounts receivable, net	2,000,643	3,334,661
Inventories	2,526,507	3,929,822
Prepaid expenses and other current assets	236,164	387,428
Total current assets	6,447,155	8,409,253

Property and equipment:
Machinery and office equipment	2,139,300	2,332,092
Computer equipment	1,207,513	1,206,668
	3,346,813	3,538,760
Accumulated depreciation	(2,435,475)	(2,561,696)
Property and equipment, net	911,338	977,064

Intangible assets, net	300,000	346,787
Goodwill	9,797,946	9,797,946
Other assets	203,167	225,667
Total assets	$17,659,606	$19,756,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,202,169	$3,513,770
Accrued payroll and related expenses	751,378	774,434
Bank line of credit	1,201,345	1,005,791
Deferred income on shipments to distributors	1,897,579	2,434,393
Current portion of capital leases and deferred rent	35,890	30,019
Total current liabilities	6,088,361	7,758,407

Long term portion of capital leases and deferred rent	119,163	109,724
Deferred income taxes	230,231	214,261
Total liabilities	6,437,755	8,082,392

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value: Authorized shares—10,000,000,
Issued and outstanding shares—3,786,702 at June 30, 2009 and 3,229,916 at December 31, 2008	3,787	3,230
Additional paid-in capital	55,791,459	54,588,192
Accumulated deficit	(44,573,395)	(42,917,097)
Total stockholders’ equity	11,221,851	11,674,325
Total liabilities and stockholders’ equity	$17,659,606	$19,756,717
_____________________________________________ * Derived from audited financial statements.

See accompanying notes.

(Index)
SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$4,143,156	$7,492,564	$8,915,046	$13,662,433
Cost of revenues	2,428,273	3,854,419	4,974,710	7,006,736
Gross profit	1,714,883	3,638,145	3,940,336	6,655,697

Operating expenses:
Research and development	726,608	1,144,941	1,503,082	2,331,763
Sales and marketing	1,309,322	1,966,446	2,723,164	3,909,795
General and administrative	548,725	621,980	1,190,724	1,427,447
Amortization of intangible assets	15,000	31,787	46,787	63,574
Total operating expenses	2,599,655	3,765,154	5,463,757	7,732,579

Operating loss	(884,772)	(127,009)	(1,523,421)	(1,076,882)

Interest income and other	19	4,220	369	16,148
Interest expense	(51,845)	(18,277)	(117,276)	(30,971)

Net loss before deferred taxes	(936,598)	(141,066)	(1,640,328)	(1,091,705)
Deferred tax expense	(7,985)	(7,985)	(15,970)	(15,970)
Net loss	$(944,583)	$(149,051)	$(1,656,298)	$(1,107,675)

Net loss per share:
Basic	$(0.27)	$(0.05)	$(0.50)	$(0.35)
Diluted	$(0.27)	$(0.05)	$(0.50)	$(0.35)

Weighted average shares outstanding:
Basic	3,444,065	3,212,932	3,336,991	3,207,106
Diluted	3,444,065	3,212,932	3,336,991	3,207,106

See accompanying notes.

(Index)

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net loss	$(1,656,298)	$(1,107,675)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	319,096	393,933
Depreciation and amortization	248,506	274,096
Amortization of intangible assets	46,787	63,574
Net foreign currency transaction (gains) losses	(6,321)	21,401
Deferred tax expense	15,970	15,970
Change in deferred rent	(7,886)	(2,019)

Changes in operating assets and liabilities:
Accounts receivable	1,292,362	(1,529,949)
Inventories	1,403,315	(1,142,286)
Prepaid expenses and other current assets	151,264	(232,897)
Other assets	22,500	(557)
Accounts payable and accrued expenses	(1,272,334)	1,004,768
Accrued payroll and related expenses	(23,056)	60,493
Deferred income on shipments to distributors	(536,814)	(1,835)
Net cash used in operating activities	(2,909)	(2,182,983)

Investing activities
Purchases of equipment and tooling	(154,065)	(208,441)
Net cash used in investing activities	(154,065)	(208,441)

Financing activities
Payments on capital leases and equipment financing notes	(5,519)	(19,346)
Proceeds from borrowings under bank line of credit agreement	5,353,548	5,806,982
Repayments of borrowings under bank line of credit agreement	(5,157,994)	(5,376,156)
Repayments of bank term loan	---	(77,239)
Proceeds from the issuance of common stock and warrants	884,728	---
Proceeds from the exercise of stock options and warrants	---	190,113
Net cash provided by financing activities	1,074,763	524,354

Effect of exchange rate changes on cash and cash equivalents	8,710	(11,082)
Net decrease in cash and cash equivalents	926,499	(1,878,152)

Cash and cash equivalents at beginning of period	757,342	4,963,359
Cash and cash equivalents at end of period	$1,683,841	$3,085,207

Supplemental cash flow information
Cash paid for interest	$117,478	$31,562

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

Recent Accounting Standards
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("SFAS 165"), which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS 165 effective June 30, 2009, and as SFAS 165 did not result in significant subsequent event disclosures or the accounting thereof, this adoption did not have a material impact on the Company's financial condition, results of operations and cash flows. Subsequent events were evaluated through August 13, 2009, the date these financial statements were issued.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP 157-4"). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The Company adopted FSP 157-4 effective April 1, 2009, and this adoption did not have a material impact on the Company's financial condition, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the Codification) will become the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP effective July 1, 2009. As the Codification was not intended to change or alter existing GAAP, the Company expects that its adoption will not have any impact on the Company's financial condition, results of operations and cash flows.

Cash Equivalents and Foreign Currency Contracts
The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. At June 30, 2009, all of the Company's cash and cash equivalents consisted of amounts held in demand and money market deposits in banks. The Company regularly enters into forward foreign currency contracts to reduce exposures related to rate changes in certain foreign currencies. The Company's forward foreign currency contracts are recorded at fair value and are included in accrued liabilities at June 30, 2009. At June 30, 2009, these derivative instruments were not designated as hedges, and accordingly, changes in the fair value of the forward foreign currency contracts were recorded in net income. At June 30, 2009, contracts with a notional amount of $561,000 to hedge Euros were recorded as a liability with a fair value of $370 based on quotations from financial institutions.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Liquidity
The Company's cash balances at June 30, 2009 were $1,683,841, including cash of $1,201,345 drawn against its bank lines of credit. The Company's cash balances at June 30, 2009, reflect net proceeds of $884,728 from the issuance of common stock and warrants in May 2009, a net increase of $195,554 in amounts drawn on its bank lines of credit and net cash provided by operating activities of $2,909 in the six months ended June 30, 2009. In February of 2009, the Company extended its bank line of credit agreement which will now expire on March 24, 2010. On July 7, 2009 the Company's bank agreed to amend the terms of the credit agreement to replace the adjusted quick ratio covenant with a minimum cash and quarterly revenue requirement, revise the advance rate on receivables and the collateral handling fee, and to waive the events of non-compliance with respect to the adjusted quick ratio covenant for the months of April, May and June (see "Note - 5 Bank Financing Arrangements" for more information). The Company's balance sheet at June 30 2009 has a current ratio (current assets divided by current liabilities) of 1.06 to 1.0, and no material long term debt. In the fourth quarter of 2008 the Company took actions to reduce its expenses, including a reduction of 12% in its worldwide workforce, to align its cost structure with current economic conditions in light of slowing business spending due to the current economic downturn. The Company took additional actions in the first half of 2009 to reduce expenses. The Company has the ability to further reduce expenses if necessary. The Company believes its existing cash, plus its ability to reduce costs, and its bank lines of credit will be sufficient to meet its funding requirements at least through June 30, 2010. If the Company can return to profitability and revenue growth, the Company anticipates requirements for cash will include funding of higher receivable and inventory balances, and increasing expenses, including more employees to support our growth and increases in salaries, benefits, and related support costs for employees. If the Company cannot return to profitability, the Company will not be able to support its operations from positive cash flows, and the Company would use its existing cash to support operating losses. The Company may find it necessary to raise additional capital to fund its operations, however, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. If the Company is unable to secure the necessary capital for its business, the Company may need to suspend some or all of its current operations.

NOTE 3 - Common Stock Financing

On May 26, 2009 the Company sold 556,786 shares of Common Stock in a private placement financing. Of the shares sold, the Company issued 306,786 shares to non-management purchasers at $1.80 per share, 90 percent of the closing bid price of the common stock on the Nasdaq Capital Market one day prior to the execution of the Securities Purchase Agreement. Two of the Company's directors participated in the financing for a total of 250,000 shares at $2.00 per share, the closing bid price of the common stock on the Nasdaq Capital Market one day prior to the execution of the Securities Purchase Agreement. Total proceeds from the financing were $1,052,215, and net proceeds after costs and expenses were $884,728. In conjunction with the financing, the Company issued five-year warrants to non-management investors to acquire an additional 61,356 shares of Common Stock at $1.80 per share, and issued a five-year warrant to the placement agent to acquire 27,839 shares of Common Stock at $1.80 per share. Using a binomial lattice valuation formula, $73,627 of the proceeds were attributed to the warrants issued to non-management investors, and the warrants issued to the placement agent were valued at $33,407 which was included in the cost of the financing. The proceeds from the private placement were used to increase the Company's working capital balances.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	June 30, 2009	December 31, 2008
Raw materials and sub-assemblies	$2,377,445	$3,760,615
Finished goods	149,062	169,207
	$2,526,507	$3,929,822

Decreases in overall inventory balances at June 30, 2009 are due primarily to planned reductions in stocking levels of the Company's mobile handheld computer.

NOTE 5 - Bank Financing Arrangements

On December 31, 2008 the Company entered into a new credit facility agreement with Silicon Valley Bank. The credit facility allowed the Company to borrow up to $2,500,000 based on the level of qualified domestic and international receivables, up to a maximum of $1,000,000 and $1,500,000, respectively. On February 19, 2009, the Company agreed with Silicon Valley Bank to extend the term of the existing credit facility to March 24, 2010, and to reallocate the domestic and international line limits to $1,500,000 and $1,000,000, respectively. Advances against the domestic line thru June 30, 2009 were calculated at 80% of receivables, except for receivables from distributors which were calculated at 60%. Advances against the international line through June 30, 2009 were calculated at 80% against hedged receivables and 70% against non-hedged receivables, except for receivables from distributors which were calculated at 60%. Borrowings under the lines bear an annual interest rate equal to the greater of (i) the Lender's prime rate plus 2%, or (ii) 6%. The annual interest rate in effect at June 30, 2009 and December 31, 2008 was 6%. There was also a collateral handling fee through June 30, 2009 of 0.7% per month. The applicable interest and fees are calculated based on the full amount of the accounts receivable provided as collateral, rather than on the actual amounts borrowed. The outstanding amounts borrowed under the domestic and international lines at June 30, 2009, were $521,711 and $679,634, respectively. Under the credit agreement the Company was required to maintain a minimum liquidity based upon a quick ratio calculated at the end of each month. The quick ratio was equal to the quotient of (i) cash and cash equivalents plus net eligible accounts receivable, divided by (ii) current liabilities minus deferred revenues. The minimum quick ratio required at March 31, 2009 was 0.75 and increased to 0.9 at the end of April and May 2009, and to 1.0 thereafter. The Company was out of compliance with the adjusted quick ratio covenant at the end of April, May and June 2009. Silicon Valley Bank agreed to waive the Company's non-compliance with respect to the adjusted quick ratio covenant for these months.

On July 7, 2009, the Company agreed with Silicon Valley Bank to amend the terms of the credit facility. Silicon Valley Bank agreed to replace the adjusted quick ratio covenant with a requirement that beginning June 1, 2009, the Company (i) maintain at all times a minimum balance of unrestricted cash and cash equivalents of no less than $1,000,000; and (ii) maintain minimum revenues of $4,068,000 during the fiscal quarter ended June 30, 2009, $4,500,000 during the fiscal quarter ending September 30, 2009, and $5,355,000 during the fiscal quarter ending December 31, 2009 and thereafter. The advance rate for receivables from distributors is reduced from 60% to 50% and from 80% to 70% for all other receivables. The collateral handling fee was changed from 0.7% to 0.62% per month.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 6 - Intangible Assets

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

Amortization of all intangible assets for the three and six months ended June 30, 2009 was $15,000 and $46,787, respectively, compared to $31,787 and $63,574, respectively, for the same periods in 2008. Intangible assets as of June 30, 2009 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$300,000	$300,000
Project management tools	570,750	570,750	---
Total intangible assets	$1,170,750	$870,750	$300,000

Based on definite lived intangible assets recorded at June 30, 2009, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2009 (six months remaining)	$30,000
2010	60,000
2011	60,000
2012	60,000
2013	60,000
2014	30,000
$300,000

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - Segment Information

The Company operates in one segment-mobile systems solutions for businesses. Mobile systems solutions typically consist of a handheld computer, data collection and connectivity peripherals, and third-party vertical applications software. The Company markets its products in the United States and foreign countries through its sales personnel, vertical industry partners, and distributors. Revenues for the geographic areas for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2009	2008	2009	2008
United States	$2,302,505	$4,973,609	$5,055,851	$8,737,473
Europe	1,209,163	1,732,798	2,746,120	3,401,289
Asia and rest of world	631,488	786,157	1,113,075	1,523,671
Total revenues	$4,143,156	$7,492,564	$8,915,046	$13,662,433

Export revenues are attributable to countries based on the location of the Company's customers. The Company does not hold long-lived assets in foreign locations.

Major customers who accounted for at least 10% of the Company's total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Tech Data Corp.	20%	14%	18%	15%
Ingram Micro, Inc.	21%	16%	22%	14%
Intermec, Inc.	*	*	*	11%
Honeywell Imaging and Mobility (formerly Hand Held Products, Inc.)	*	12%	*	*
__________________________________ * Customer accounts for less than 10% of total revenues for the period

NOTE 8 - Stock-Based Compensation

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

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Total stock-based compensation expense recognized in our statements of operations for the three and six months ended June 30, 2009 and 2008 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2009	2008	2009	2008
Cost of revenues	$15,447	$11,013	$26,796	$20,209
Research and development	36,078	50,603	67,775	108,157
Sales and marketing	62,838	66,482	119,811	133,584
General and administrative	52,213	46,769	104,714	131,983
Total	$166,576	$174,867	$319,096	$393,933

The decline in stock-based compensation expense in the three and six months of 2009 compared to the same periods one year ago, reflects older grants with higher valuations, compared to more current grants, becoming fully expensed.

The weighted average per share fair value of stock options granted during the three and six months ended June 30, 2009 was estimated at $2.04 and $1.69, respectively, compared to $3.48 and $3.84, respectively, for the three and six months ended June 30, 2008. At June 30, 2009, options issued to employees for 1,275,391 shares were outstanding, of which 715,122 were exercisable. At June 30, 2008, options issued to employees for 1,096,572 shares were outstanding, of which 761,219 were exercisable. As of June 30, 2009, the total remaining unrecognized compensation costs related to unvested stock options was approximately $1.36 million, which will be amortized over the weighted average remaining option life of 2.4 years.

Weighted average assumptions for stock options granted during the three and six months ended June 30, 2009 and 2008 are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rate (%)	3.43%	3.77%	3.11%	3.8%
Dividend yield	---	---	---	---
Volatility factor	1.09	0.59	1.01	0.64
Expected option life (years)	3.4	5.3	3.9	5.0

NOTE 9 - Net Loss Per Share Applicable to Common Stockholders

The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(944,583)	$(149,051)	$(1,656,298)	$(1,107,675)

Denominator:
Weighted average common shares outstanding used in computing net loss per share:
Basic	3,444,065	3,212,932	3,336,991	3,207,106
Diluted	3,444,065	3,212,932	3,336,991	3,207,106

Net loss per share:
Basic	$(0.27)	$(0.05)	$(0.50)	$(0.35)
Diluted	$(0.27)	$(0.05)	$(0.50)	$(0.35)

For the three and six months ended June 30, 2009 and 2008 the diluted net loss per share is equal to the basic net loss per share because the Company experienced losses in these periods. Thus no potential common shares underlying stock options have been included in the net loss per share calculation, as their effect is anti-dilutive. Options and warrants to purchase 1,364,586 and 1,159,545 shares of Common Stock at June 30, 2009 and 2008, respectively, have been omitted from the diluted net loss per share calculation.

NOTE 10 - Taxes

Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax expense of $7,985 and $15,970 for the three and six months ended June 30, 2009, respectively, and 2008, respectively, and the corresponding deferred tax liability shown on the Company's balance sheet, is related entirely to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets, and furthermore, this deferred tax liability may never reverse. The Company has not generated taxable income in any periods in any jurisdiction, foreign or domestic. The Company maintains a full valuation allowance for all other components of deferred tax assets.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109," ("FIN 48"). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements, and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition issues. At December 31, 2008, the Company has an unrecognized tax benefit of approximately $643,000, which did not change significantly during the six months ended June 30, 2009. The application of FIN 48 does not result in a change to retained earnings, as the unrecognized tax benefit would be fully offset by the application of a valuation allowance. Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. It is the Company's policy to include interest and penalties related to tax positions as a component of income tax expense. No interest was accrued for the three and six months ended June 30, 2009.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is not currently under audit in any of its jurisdictions where income tax returns are filed. The tax years 1994 to 2008 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject, and for the years 2001 to 2007 for the international taxing jurisdictions to which the Company is subject.

(Index)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements forecasting future financial results and operating activities, market acceptance of our products, expectations for general market growth of handheld computers and other mobile computing devices, growth in demand for our products, expansion of the markets that we serve, expansion of the distribution channels for our products, adoption of our embedded products by third-party manufacturers of electronic devices, and the timing of the introduction and availability of new products, as well as other forecasts discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "may," "will," "predicts," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management's beliefs, and assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Factors that could cause actual results and outcomes to differ materially include, but are not limited to: the risk of delays in the availability of our products due to technological, market or financial factors including the availability of necessary working capital; our ability to successfully develop, introduce and market future products; the change in gross margins between current and future products; our ability to effectively manage and contain our operating costs; events in the US and world economy, financial markets and credit markets; the availability of announced third-party handheld computer hardware and software that our products are intended to work with; product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with; continued growth in demand for handheld computers; market acceptance of emerging standards such as Bluetooth and wireless LAN and of our related connection, data collection, and mobile handheld computer products; the ability of our strategic relationships to benefit our business as expected; our ability to enter into additional distribution relationships; or other factors described in this Form 10-Q including "Part II, Item 1A. Risk Factors" and recent Form 8-K and Form 10-K reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the interim condensed financial statements and notes included elsewhere in this report, the Company's annual financial statements in the Form 10-K, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

(Index)

Revenues

We are a producer of mobile computing hardware and data collections systems serving the business and medical mobility markets. We offer a family of handheld computer products and a wide range of data collection and connectivity peripheral products for use with third-party vertical handheld computing applications software and devices. We also offer embedded Bluetooth and wireless LAN products. Our peripheral products work with many third-party mobile handheld devices including smart phones, handheld computers, tablet computers, ultra-mobile personal computers, and notebooks, adding data collection and connectivity capabilities to these devices. Our products are designed to enable the accessing, collection and processing of data by employees while mobile. Our products utilize popular Bluetooth and wireless LAN wireless connection technologies. Our plug-in and Bluetooth data collection products offer a variety of data collection technologies including laser, imaging and CMOS barcode scanning, linear (1D) and two dimensional (2D) barcode scanning, plus we offer RFID (radio frequency identification) and magnetic stripe readers.

We work with more than 200 software integration companies that are offering or developing vertical software applications for use with handheld computers and mobile phones. Healthcare has been a primary area of focus for our software integration partners and more than half of our handheld computer sales now come from organizations within the healthcare industry. Other vertical markets benefiting from our mobile solutions include hospitality, retail merchandising, automotive, government and education. These mobile solutions are designed to improve the productivity of business enterprises and service providers by automating manual tasks, improving the quality of information collected, and enhancing mobile productivity by processing and transferring information from remote locations and mobile devices to the business enterprise, and then if required, back to the remote locations and mobile devices.

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

Most of our products, except our OEM embedded products, are sold through distributors and resellers that serve business customers. Our OEM embedded products are sold directly to the manufacturers of devices in which our products are embedded. The geographic regions we serve include the Americas, Europe, the Middle East, Africa and Asia Pacific. Total revenues for the three and six months ended June 30, 2009 were $4.1 million and $8.9 million, respectively, which represented decreases of 45% and 35%, respectively, from revenues of $7.5 million and $13.7 million in the corresponding periods one year ago.

Our revenues in the comparable three and six month periods may be classified into three broad product families:

  Mobile handheld computer products;
  Mobile peripheral products: data collection, connectivity and serial interface; and
  OEM embedded products.

(Index)

Our mobile handheld computer products are designed to be durable devices that have features similar to heavier duty industrial handheld devices but at a significantly lower price. Our initial model, the SoMo® 650 (SoMo is derived from Socket Mobile), was introduced in June 2007 with initial volume shipments in September 2007, and features the Microsoft Windows Mobile Classic operating system, Versions 5 and 6. Windows Mobile is the industry standard OS for mobile applications, thereby enabling the SoMo to be compatible with a large number of business applications and giving users a familiar computing environment. Our mobile handheld computers are easy to customize for a particular application by adding peripherals. The SoMo products have an expected product life cycle of three to five years to address the needs of our customers who are deploying mobile solutions. The SoMo's features include wireless LAN and Bluetooth, a fast processor, a large, bright screen display enabling its use outdoors, large amounts of SDRAM and flash memory, extended battery life, programmable action buttons to activate peripheral devices, reinforced CompactFlash and SDIO card slots, and a durable case. The SoMo is available with multiple language support and includes our Bluetooth, wireless LAN and barcode scanning software. The SoMo 650 was specifically designed without an integrated mobile phone to serve the market for business mobility applications that do not depend on mobile phone connections such as medication dispensing in the healthcare market or serving tables in the hospitality market, many of which use Bluetooth or wireless LAN connections for data communications. In late 2008, we introduced the SoMo 650Rx with an antimicrobial additive incorporated into its plastic case for the healthcare market. The antimicrobial material that is embedded into the plastics provides an extra layer of protection to the devices against the spread and multiplication of potentially harmful bacteria and microbes. In April 2009 we extended our line of antimicrobial products for the healthcare market to include our Cordless Hand Scanners and CompactFlash Scan Cards. We also offer a SoMo 650DX without Bluetooth or wireless LAN for high security environments. We've also announced our SoMo 650 Back Pack Broadband ExpressCard Adapter, which attaches to the back of our SoMo 650 and accepts pre-certified and approved Novatel Wireless ExpressCards to extend the functionality of the SoMo 650 to include anytime, anywhere, data connectivity over a wide area network (WAN). The SoMo 650 Back Pack will be available in the third quarter of 2009 in both a standard version and an antimicrobial version for use in healthcare applications. Mobile handheld computer products represented approximately 39% and 35% of our revenues for the three and six months ended June 30, 2009, compared to 14% and 12% of our revenues in the corresponding periods one year ago. The increases in the comparable periods are due to the combined affects of increases in mobile handheld computer product revenues in each of the comparable periods, with lower overall revenues in the comparable periods.

Our mobile peripheral products consist of data collection, connectivity and serial interface products, which together represented approximately 45% and 47% of our revenues for the three and six months ended June 30, 2009, compared to 52% and 55% of our revenues for the corresponding periods one year ago.

Our data collection products enable the electronic collection of data from barcodes, radio frequency identification (RFID) tags, or magnetic stripes and consist of:

  barcode scanning products that plug into or connect wirelessly to handheld computers, tablet computers, ultra-mobile personal computers, notebook computers and smartphones that use Windows Mobile, Windows CE, Windows Vista/XP, RIM Blackberry, Nokia E61, E61i, and E71 operating systems, and turn these devices into portable barcode scanners and RFID readers that can be used in various retail and industrial workplaces; Our cordless hand scanner and cordless ring scanner may also be connected wirelessly to a desktop computer, enabling mobile barcode scanning around a fixed workstation;
  RFID plug-in products that read radio frequency identification tags;
  a combination plug-in barcode scanner and RFID reader; and
  a plug-in magnetic stripe reader.

(Index)

Our plug-in and Bluetooth cordless data collection products offer a variety of data collection technologies at several performance levels including laser, imager and CMOS barcode scanning, linear (1D) and two dimensional (2D) barcode scanning and RFID reading, enabling solutions to be tailored to optimal price/performance levels. Our plug-in barcode scanners are available in both CompactFlash and SDIO form factors. In April 2009 we began offering versions of our CompactFlash Scan Card and Bluetooth Cordless Hand Scanner with antimicrobial material embedded into the plastics to provide an extra layer of protection to the devices against the spread and multiplication of potentially harmful bacteria and microbes. We also offer a ring scanner worn on the index finger which connects to computing systems using the Bluetooth standard for short-range wireless connectivity. We have developed extensive barcode scanning and RFID reading software called SocketScan that supports all of our data collection products, and have software developer kits that assist third-party developers in integrating our SocketScan software and our hardware products into their applications and solutions. Data collection products represented approximately 33% and 35% of our revenues for the three and six months ended June 30, 2009, compared to 41% and of our revenues in each of the corresponding periods one year ago.

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

Connectivity products represented approximately 6% and 5% of our revenues for the three and six months ended June 30, 2009, compared to 6% and 7% of our revenues in the corresponding periods one year ago.

Our serial interface products enable the connection of a mobile computer to electronic devices either as a plug-in card (one, two or four ports) connecting over cables, or wirelessly over a Bluetooth network. During 2008 we introduced a USB to serial connector to enable a serial connection through a USB interface and in the second quarter of 2009 we introduced a USB to Ethernet Adapter. The addition of these products reflects the growing use of USB as a connection technology for mobile products. Serial interface products represented approximately 6% and 7% of our revenues for the three and six months ended June 30, 2009, compared to 5% and 7% in the corresponding periods one year ago.

(Index)

Our OEM embedded products consist of Bluetooth and wireless LAN modules and plug-in cards used primarily by OEMs of industrial grade handheld computers and other devices to build wireless connection functions into their products using the Bluetooth and wireless LAN standards for wireless connectivity. Our plug-in cards and modules using the Bluetooth standard for short-range wireless connectivity include extensive communications software enabling the use of these products. Our products use the Bluetooth 2.0 standard, and we plan to upgrade later in 2009 to the Bluetooth 2.1 + EDR standard, continuing our commitment to keep our products current with evolving technology standards. Our plug-in cards for connecting to local wireless networks during 2008 used the wireless LAN 802.11b/g (or Wi-Fi) standard and included extensive communications software designed to make these products easy to use. We recently added Cisco Compatible Extensions (CCX) 4.0 certification to our wireless LAN software to enable our wireless LAN products to be compatible with a Cisco wireless LAN infrastructure and are upgrading our plug-in cards and modules to incorporate the wireless LAN 802.11 a/b/g standard. In April 2009 we announced availability of our SDIO wireless LAN plug-in card with wireless LAN 802.11 a/b/g. OEM embedded products represented approximately 16% and 18% of our revenues for the three and six months ended June 30, 2009, compared to 34% and 33%% of our revenues for the corresponding periods one year ago.

Our revenues by product family for the three and six months ended June 30, 2009 and 2008, and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:
(revenues in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
Product family:	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
Mobile handheld computer products	$1,616	$1,032	57%	$3,157	$1,707	85%
Mobile peripheral products:
Data collection	1,375	3,056	(55%)	3,089	5,561	(44%)
Connectivity	255	437	(42%)	491	906	(46%)
Serial products	228	405	(44%)	590	977	(40%)
OEM embedded products	669	2,563	(74%)	1,588	4,512	(65%)
Total	$4,143	$7,493	(45%)	$8,915	$13,663	(35%)

Our mobile handheld computer product revenues in the three and six months ended June 30, 2009 were $1.6 million and $3.2 million, an increase of 57% and 85% compared to revenues of $1.0 million and $1.7 million in the corresponding periods one year ago. We began shipping our first mobile handheld computer, the SoMo 650, to customers through our distribution channel in the second quarter of 2007. In the third quarter of 2007, we completed our objectives of ramping up production and fully stocking our distribution channel to enable the commencement of widespread customer evaluation, qualification, and deployment. We began offering Windows Mobile 6 Classic and multiple language support for the SoMo 650 in the second quarter of 2008, giving customers a choice of operating systems and languages to best fit their needs. In late 2008, we introduced the SoMo 650Rx with an antimicrobial case for the healthcare market designed to reduce the risk of the spread of bacteria from the use of handheld devices in a healthcare environment, and the SoMo 650DX without Bluetooth or wireless LAN for high security environments. Increased revenues from our mobile handheld computer products in the first quarter of 2009, compared to the same quarter one year ago, reflect higher sales volumes due to a growing customer base with larger average unit deployments. Although the comparable three and six months indicate substantial growth in our mobile handheld computer revenues, we believe this growth has been slowed by the worldwide economic slowdown, as our customers are taking longer to make their deployment decisions. In the second quarter of 2009 mobile handheld computer revenues grew by 5% compared to the previous first quarter of 2009. In the first quarter of 2009 mobile handheld computer revenues grew by 2% compared to the previous fourth quarter of 2008.

(Index)

Our data collection product revenues in the three and six months ended June 30, 2009 were $1.4 million and $3.1 million, a decrease of 55% and 44% compared to revenues of $3.1 million and $5.6 million in the corresponding periods one year ago. Revenue declines in the comparable three and six month periods were due primarily to lower sales volumes of our primary scanning product, the CompactFlash In-Hand Scan card SDIO In-Hand Scan card, our Cordless Hand Scanner, and our SDIO In-Hand Scan card. Our data collection product revenues have been slowed in the first half of 2009 by the worldwide economic slowdown.

Our connectivity product revenues in the three and six months ended June 30, 2009 were $255,000 and $491,000, a decrease of 42% and 46% compared to revenues of $437,000 and $906,000 in the corresponding periods one year go. The declines in each of the comparable periods resulted from reduced sales volumes of our Modem plug-in products and Ethernet plug-in products due to reduced corporate deployment of these wired connection solutions.

Our serial interface product revenues in the three and six months ended June 30, 2009 were $228,000 and $590,000, a decrease of 44% and 40% compared to revenues of $405,000 and $977,000 in the corresponding periods one year ago. Revenue decreases in the three and six months were from reduced sales of our standard serial PC card products. Our standard serial PC card products are primarily sold to connect peripheral devices or other electronic equipment to notebook computers.

Our OEM embedded product revenues in the three and six months ended June 30, 2009 were $0.7 million and $1.6 million, a decrease of 74% and 65% compared to $2.6 million and $4.5 million in the corresponding periods one year ago. Revenue decreases of $1.6 million and $2.6 million in the three and six month comparable periods were from reduced sales of our Bluetooth modules to our OEM customers as a result of a last-buy purchase program completing in early 2009. Our OEM customers made last-buy Bluetooth module purchases beginning in the third quarter of 2008, with the majority of these shipments occurring in the latter half of 2008, and final remaining shipments in 2009 completed primarily in the first quarter. Additional declines in the three and six month comparable periods were from reduced sales of our wireless LAN plug-in cards and reduced sales of our Bluetooth plug-in cards. Lower Bluetooth plug-in product revenues reflect lower overall requirements for these products by our OEM customer group. Partially offsetting these declines were increases in sales of our wireless LAN modules in the comparable periods.

Gross Margins
Gross margins in the three and six month periods ended June 30, 2009 were 41% and 44%, compared to margins of 49% in each of the corresponding periods in 2008. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Reductions in overall margins in the three and six months ended June 30, 2009 compared to the same periods one year ago are due primarily to increased sales of our mobile handheld computer, which comprised 39% and 35% of our revenues in the three and six months ended June 30, 2009, compared to 14% and 12% in the corresponding periods one year ago. Margins on our mobile handheld computer are below our average product margins. Additional margin declines in the three and six months ended June 30, 2009 are due to our fixed overhead costs, which comprise a greater portion of the overall revenues and cost of goods sold due to lower revenues in the first two quarters of 2009 compared to the same quarters one year ago. Gross margins are expected to improve in the third quarter from second quarter levels due to the realization of cost reductions on key products.

(Index)

Research and Development Expense
Research and development expense for the three months ended June 30, 2009 was $0.7 million, a decrease of 37% compared to research and development expense of $1.1 million in the corresponding period one year ago. Research and development expense for the six months ended June 30, 2009 was $1.5 million, a decline of 36% compared to research and development expense of $2.3 million in the corresponding period one year ago. Sixty five percent of the reduction in research and development expense in comparable three and six month periods was due to reduced personnel costs as the result of the reduction-in-force action initiated in the fourth quarter of 2008 and reductions in employee compensation during the first half of 2009. In the fourth quarter of 2008 the Company initiated a range of expense reductions across all departments and functional expense categories in response to the worldwide economic slowdown, with additional reductions following in the first and second quarters of 2009. Additional reductions in research and development expense in the comparable three and six month periods were from reduced development fees due to a reduction in product development activities, and reduced equipment costs related to the reductions in product development activities. Research and development expense in the third quarter of 2009 is expected to decline slightly from levels in the second quarter 2009.

Sales and Marketing Expense
Sales and marketing expense for the three months ended June 30, 2009 was $1.3 million, a decrease of 33% compared to $2.0 million. Sales and marketing expense for the six month period ended June 30, 2009 was $2.7 million, a decrease of 30% compared to sales and marketing expense of $3.9 million in the corresponding period one year ago. Over three quarters of the reduction in sales and marketing expense in the three and six month comparable periods was due to reduced personnel costs as a result of the reduction-in-force action initiated in the fourth quarter of 2008 referred to above and reductions in employee compensation during the first half of 2009. Additional notable reductions in sales and marketing expense in the comparable three and six month periods were in the categories of advertising and promotion expense, travel, outside services, and equipment costs. Partially offsetting these expense decreases in the comparable three month periods were increased trade show expense due to our participation at a key trade show in the second quarter 2009. Sales and marketing expense in the third quarter of 2009 is expected to decrease from second quarter 2009 levels due to the absence of trade show activities.

General and Administrative Expense
General and administrative expense for the three months ended June 30, 2009 was $549,000, a decrease of 12% compared to general and administrative expense of $622,000 in the corresponding period one year ago. General and administrative expense for the six month period ended June 30, 2009 was $1.2 million, a decrease of 17% compared to general and administrative expense of $1.4 million in the corresponding period one year ago. One half of the reduction in expense in each of the comparable three and six months was due to reduced payroll costs primarily from reductions in employee compensation the first half of 2009. Additional reductions in general and administrative expense in the comparable three and six month periods were primarily in reduced consulting and professional fees and reduced investor relations expense. General and administrative expense in the third quarter of 2009 is expected to decline slightly from levels in the second quarter of 2009.

(Index)

Amortization of Intangibles
In July 2004 we acquired a patent which covers the design and functioning of plug-in bar code scanners, bar code imagers, and radio frequency identification products. The patent was purchased for $600,000 and has been capitalized as an intangible asset. The patent is being amortized on a straight line basis over a ten-year period. Intangible assets of $571,000 remaining from a prior acquisition in 2000 consist of developed software and technology with estimated lives at the time of acquisition of 8.5 years. Such amount has now been fully amortized. Amortization charges for the three and six months ended June 30, 2009 for all acquired intangibles were $15,000 and $47,000 compared to $32,000 and $64,000 in the corresponding periods one year ago. Future intangible amortization charges will be $15,000 per quarter going forward until fully amortized.

Interest Income and Expense
Interest income reflects interest earned on cash balances. Interest income of $20 and $370 in the three and six month periods ended June 30, 2009, declined from interest income of $4,200 and $16,100 in the comparable periods one year ago. Lower interest income in the comparable periods reflects lower average cash balances combined with lower average rates of return.

Interest expense of $52,000 and $117,000 for the three and six months ended June 30, 2009, increased from interest expense of $18,000 and $31,000 in the comparable periods one year ago. Interest expense is related to interest on equipment lease financing obligations and interest on amounts drawn on our bank lines of credit, and in 2008 also included interest related to a term loan outstanding during 2008, the balance of which was paid back in full at the end of 2008 in conjunction with a new credit line agreement. Higher interest expense in the three and six months of 2009 is due to higher average balances outstanding on our bank lines of credit at higher overall interest rates compared to the same periods one year ago. Interest expense in the third quarter of 2009 is expected to continue at levels similar to the second quarter 2009.

Taxes
Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax expense of $8,000 and $16,000 in the three and six month periods ended June 30, 2009 and 2008, and the corresponding deferred tax liability shown on the Company's balance sheet, is related entirely to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets, and furthermore, this deferred tax liability may never reverse. The Company maintains a full valuation allowance for all other components of deferred tax assets. The Company has not generated taxable income in any periods in any jurisdiction, foreign or domestic.

(Index)

Liquidity and Capital Resources
We were unprofitable in each of the first two quarters of 2009 and in each of the quarters in fiscal years 2008, 2007, and 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was the only profitable year in our history, but only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. We may continue to be unprofitable in the foreseeable future. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $40 million in equity capital to fund our operations.

As reflected in our Condensed Statements of Cash Flows, net cash used in operating activities was $3,000 in the first half of 2009, compared to net cash used in operating activities of $2,183,000 in the first half of 2008. We calculate net cash used in operating activities by adding to our net loss ($1.66 million in 2009 and $1.1 million in 2008) expenses that did not require the use of cash or gains that did not generate cash. These items consist of stock based compensation expense, depreciation and amortization, amortization of intangible assets, net foreign currency transaction gains (2009) and losses (2008), deferred tax expense and change in deferred rent. These amounts totaled $616,000 in the first half of 2009 compared to $767,000 in the first half of 2008. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In the first half of 2009 changes in operating assets and liabilities resulted in a net source of cash of $1,037,000, and were primarily from reductions in inventory, due primarily to reduced stocking levels of our mobile handheld computer as a result of actively managing overall inventory levels downward from year end levels, and reductions in accounts receivable due to lower shipments in the second quarter of 2009 compared to the fourth quarter of 2008, partially offset by reductions in accounts payable due to reductions in overall expenses and inventory purchases in the second quarter that create those payables, and reductions in deferred income on shipments to distributors due to lower stocking levels of our products in the distribution channel. Changes in operating assets and liabilities in the first half of 2008 resulted in a net use of cash of $1,842,000, and were primarily from increases in accounts receivable due to the timing of shipments late in the second quarter of 2008 and the timing of collections from key distributors concentrated at the end of the fourth quarter of 2007, and increases in inventories due primarily to stocking higher quantities of our Bluetooth modules for our OEM customers, and stocking higher quantities of our mobile handheld computer, partially offset by increases in accounts payable related to the purchases that led to the increased levels of inventories.

Cash used in investing activities was $154,000 in the first half of 2009 compared to $208,000 in the first half of 2008. Reduced investing activities reflects reductions in equipment and tooling purchases due to fewer development projects requiring these expenditures.

Cash provided from financing activities was $1.1 million in the first half of 2009, compared to cash provided of $0.5 million during the first half of 2008. Financing activities in the first half of 2009 consisted primarily of net proceeds from the issuance of common stock and warrants, and a net increase in the amounts drawn on our bank lines of credit at the end of the second quarter 2009. Financing activities in the first half of 2008 consisted primarily of a net increase in the amounts drawn on our bank lines of credit at the end of the quarter, proceeds from the exercise of warrants and stock options, and repayments on our bank term loan, which was advanced at the end of June 2007 and was being repaid in 36 monthly installments beginning in July 2007.

(Index)

Our cash balances at June 30, 2009 were $1.7 million, including cash of $1.2 million drawn against our bank line of credit. In February 2009, we extended our bank line of credit agreement which will now expire on March 24, 2010. At June 30, 2009, our balance sheet had a current ratio (current assets divided by current liabilities) of 1.06 to 1.0, and no material long term debt. On July 7, 2009 our bank agreed to amend the terms of the credit agreement to replace the adjusted quick ratio covenant with a minimum cash and quarterly revenue requirement, revise the advance rate on receivables and the collateral handling fee, and to waive the events of non-compliance with respect to the adjusted quick ratio covenant for the months of April, May and June (see "Note - 5 Bank Financing Arrangements" for more information). In the fourth quarter of 2008 the Company took actions to reduce expenses, including a reduction in force of 12% of our worldwide workforce, to align our cost structure with current economic conditions in light of slowing business spending due to the current economic downturn. We have taken additional actions in the first half of 2009 to reduce expenses. We have the ability to further reduce expenses if necessary. We believe our existing cash, plus our ability to reduce costs, and our bank lines of credit will be sufficient to meet our funding requirements at least through June 30, 2010. If we can return to profitability and revenue growth, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increasing expenses, including more employees to support our growth and increases in salaries, benefits, and related support costs for employees. If we cannot return to profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. There can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of our current operations.

Our contractual cash obligations at June 30, 2009 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years		More than 5 years
Capital leases	$50,000	$12,000	$38,000	$	---	$	---
Operating leases	1,160,000	376,000	784,000		---		---
Bank line of credit	1,201,000	$1,201,000	---		---		---
Unconditional purchase obligations with contract manufacturers	3,118,000	3,118,000	---		---		---
Total contractual cash obligations	$5,529,000	$4,707,000	$822,000	$	---	$	---

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

(Index)

Recent Accounting Pronouncements
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("SFAS 165"), which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted SFAS 165 effective June 30, 2009, and as SFAS 165 did not result in significant subsequent event disclosures or the accounting thereof, this adoption did not have a material impact on our financial condition, results of operations and cash flows. Subsequent events were evaluated through August 13, 2009, the date these financial statements were issued.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP 157-4"). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. We adopted FSP 157-4 effective April 1, 2009, and this adoption did not have a material impact on our financial condition, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes only two levels of US GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the Codification) will become the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP effective July 1, 2009. As the Codification was not intended to change or alter existing GAAP, we expect that its adoption will not have any impact on our financial condition, results of operations and cash flows.

(Index)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by US Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended June 30, 2009, a decline of 1% in interest rates would not have had a material affect on our quarterly interest income.

Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the greater of either the lender's prime rate plus 2%, or 6%, for both the domestic line (up to $1.5 million) and the international line (up to $1.0 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. We utilized only a portion of our credit line facility at the end of 2008, followed by higher average outstanding balances on our credit line during the first half of 2009. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $8,000 for each $1 million of borrowings against our credit facility, if outstanding for the entire year, or a maximum of $33,000 if we utilized our entire credit line (in cases that the applicable interest rate is greater than 6%). The credit line agreement also specifies a fixed collateral handling fee of 0.7% per month through June 30, 2009, and 0.62% thereafter, on the full amount of the accounts receivable provided as collateral to the outstanding balances advanced under the credit line.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in US dollars. However, we require our European distributors to purchase our products in Euros, we pay the expenses of our European employees in Euros and British pounds, and we may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and subsidiary expenses at the beginning, during and at the end of the quarter ended June 30, 2009, an adverse change of 10% in exchange rates would result in a decrease in our net income for the second quarter of approximately $34,000, if left unprotected. For the second quarter of 2009 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net loss of $6,200. We will continue to monitor, assess, and mitigate through hedging activities, the risk associated with these exposures.

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

The continued credit crisis and related turmoil in the global financial system may continue to have an impact on our business and our financial condition. We may face significant challenges if economic conditions and conditions in the financial markets do not improve or continue to worsen. In particular, should our revenues be materially less than forecast, we may find it necessary to initiate further reductions in our expenses and defer additional product development programs. In addition, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions.

If we do not maintain compliance with the financial covenants in our bank line, which we are dependent upon as a source of cash for our operations, we may lose our ability to draw upon it and the bank may accelerate our obligation to repay the amounts due.

We are dependent upon our bank line under loan agreements with Silicon Valley Bank as a source of cash to fund our operations. The availability of the bank line is conditioned upon our complying with the terms of the loan agreements, including meeting certain financial covenants. We failed to meet our financial covenants at the end of April, May and June 2009. In each case, we obtained a waiver from the bank of the covenant default. Nonetheless, should we fail to comply with any bank line covenant in the future, the bank may choose not to grant a further waiver nor to continue to make the bank line available. Should the bank line become unavailable, we may not be able to find alternative sources of financing, and we may not be able to pay our liabilities and expenses when due, which could require us to suspend some or all of our current operations. It could also adversely affect the willingness of our vendors and employees to continue to work with us.

On July 7, 2009, we amended our loan agreements with Silicon Valley Bank in order to avoid defaults under the terms of these agreements due to our non-compliance with a covenant to maintain minimum liquidity based on an "adjusted quick ratio." The amendments provided for the waiver of our non-compliance with the adjusted quick ratio covenant for the months of April, May and June 2009, and replaced this covenant with new covenants that require us, commencing June 1, 2009: (i) to maintain at all times unrestricted cash and cash equivalents at the bank of not less than $1,000,000; and (ii) to achieve minimum revenue of (a) $4,068,000 for the quarter ended June 30, 2009, (b) $4,500,000 for the quarter ending September 30, 2009, and (c) $5,355,000 for the quarter ending December 31, 2009 and each quarter thereafter. Our failure to meet any of these financial covenants under the loan agreements would constitute an event of default, and upon any such event of default, the bank may, among its remedies, declare all obligations under the loan agreements immediately due and payable. As of June 30, 2009, we had $1,201,345 outstanding under the loan agreements, and were in compliance with the unrestricted cash and the minimum revenue covenants for the quarter ended June 30, 2009.

(Index)

As of June 30, 2009, we had $1,683,841 of unrestricted cash and cash equivalents at the bank. Our ability to maintain a cash balance at the required minimum level for compliance with the financial covenant is dependent on a number of factors, including our ability to (i) manage payment terms with our customers and suppliers, (ii) manage our inventory levels, (iii) achieve sufficient revenues, and (iv) manage our expenses. We can provide no assurance that we will be able to continue to meet the requirements under any of the financial covenants under the loan agreements.

We have a history of operating losses and may not achieve ongoing profitability.

We were unprofitable in each of the first two quarters of 2009 and in each of the quarters in fiscal years 2008, 2007, and 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was the only profitable year in our history, and only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. To achieve ongoing profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash and bank line of credit to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

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
  timing of distributors' shipments to their customers; and
  general economic conditions and conditions specifically in our customers' industries.

Because we base our staffing and other operating expenses on anticipated revenues, unanticipated declines or delays in the receipt of orders can cause significant variations in operating results from quarter to quarter. As a result of any of the foregoing factors, or a combination, our results of operations in any given quarter may be below the expectations of public market analysts or investors, in which case the market price of our Common Stock would be adversely affected.

If third-parties do not produce and sell innovative products with which our products are compatible, or if our own line of mobile handheld computers is not successful, we may not achieve our sales projections.

Our success has been dependent upon the ability of third-parties in the mobile personal computer industry to successfully develop products that include or are compatible with our technology and then to sell these products into the marketplace. Even if we are successful in marketing and selling our new line of mobile handheld computers, our ability to generate increased revenue depends significantly on the commercial success of other parties' Windows mobile products, particularly standard Pocket PC handhelds, phone-integrated devices, tablet computers, and other phone-integrated devices, including those from Palm, Nokia, and Blackberry, with which our plug-in and wireless peripherals can be used, and the adoption of these mobile computer devices for business use. A number of manufacturers of handheld computers have reduced the number of handheld products offered, or curtailed development of future handheld computer products. If manufacturers are unable or choose not to ship new products such as Pocket PC and other Windows mobile devices, or experience difficulties with new product transitions that cause delays in the market as we have experienced in the past three years, or if these products fail to achieve or maintain market acceptance, the number of our potential new customers would be reduced and we would not be able to meet our sales expectations.

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

A significant portion of our revenue comes from two distributors, Tech Data Corp. and Ingram Micro, Inc., which together represented approximately 40% and 31% of our worldwide revenue in the first half of 2009 and fiscal year 2008, respectively. We expect that a significant portion of our revenue will continue to depend on sales to Tech Data Corp. and Ingram Micro, Inc. We do not have long-term commitments from Tech Data Corp. or Ingram Micro, Inc. to carry our products. Either could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors' products. If we lose our relationship with Tech Data Corp. or Ingram Micro, Inc., we would experience disruption and delays in marketing our products.

If the market for mobile computers experiences delays, or fails to grow, we may not achieve our sales projections.

Substantially all of our peripheral products are designed for use with mobile personal computers, including handhelds, notebooks, tablets, and handhelds with integrated phones. If the mobile personal computer industry does not grow, if its growth slows, or if product or operating system changeovers by mobile computer manufacturers and partners cause delays in the market, as we have experienced repeatedly in the past three years, or if the markets for our mobile handheld computers do not grow, or if the impact of the global economic financial crisis continues, we may not achieve our sales projections.

(Index)

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
  we periodically face intense price competition, particularly when our competitors have excess inventories and discount their prices to clear their inventories; and
  certain OEMs of personal computers, mobile phones and handheld computers offer products with built-in functions, such as Bluetooth wireless technology, Wi-Fi, or bar code scanning, that compete with our products.

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

We have devoted significant research and development resources to design activities for Windows Mobile, Windows CE, Windows Vista/XP, RIM Blackberry, and Nokia E71 operating systems, and more recently, to develop our own family of mobile handheld computers. Such design activities have diverted financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft, Research In Motion, or Symbian is obligated to continue the collaboration or to support the products produced from the collaboration. Consequently, these organizations may terminate their collaborations with us for a variety of reasons, including our failure to meet agreed-upon standards or for reasons beyond our control, such as changing market conditions, increased competition, discontinued product lines, and product obsolescence.

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

In the course of operating our business, we may receive claims of intellectual property infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. Many of our competitors have large intellectual property portfolios, including patents that may cover technologies that are relevant to our business. In addition, many smaller companies, universities, and individuals have obtained or applied for patents in areas of technology that may relate to our business. The industry is moving towards aggressive assertion, licensing, and litigation of patents and other intellectual property rights. In June 2007, we received a letter from Wi-LAN, Inc., claiming that certain of our wireless LAN products infringe on two US and one Canadian patent held by WI-LAN, Inc. In October 2007, WI-LAN, Inc. filed patent infringement lawsuits against a number of companies alleging that those companies infringe the two US patents by manufacturing, using, or offering for sale products with wireless capability compliant with the IEEE 802.11 standards. WI-LAN, Inc. is asking for money damages and a court order barring the sale of products that use the patented technology. We have not been named in the lawsuit, and we do not plan to make any changes to our current business at this time. Nonetheless, we may be added to the lawsuit in the future, and even if we are not, the outcome of this lawsuit may result in future changes to our business, including potential increased costs for those of our products that make use of the related technology. In October 2007, we received a letter from WIAV Solutions, LLC, offering to license the wireless technology covered by two US patents held by WIAV Solutions, LLC. The two patents cover implementations of the 802.11 standard. To date we have not entered into discussions to license their technology.

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

Beginning January 1, 2006 we began to expense options granted under our employee stock plans as compensation, and as a result our net income and earnings per share were negatively affected, and we may continue to have net losses as a result of the requirement to expense options, and may find it necessary to change our business practices to attract and retain employees.

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options adversely affected our net income and earnings per share in each of the first two quarters of 2009 and in each of the quarters in fiscal years 2008, 2007, and 2006, will continue to adversely affect future quarters, and will make profitability harder to achieve. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

Export sales (sales to customers outside the United States) accounted for approximately 43% of our revenue in the first half of 2009 and 37% of our revenue in the fiscal year 2008. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of August 7, 2009, we had 3,786,702 shares of Common Stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of August 7, 2009, we had 1,230,005 shares of Common Stock subject to outstanding options under our stock option plans, and 55,964 shares of Common Stock were available for future issuance under the plans. We have registered the shares of Common Stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of Common Stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of August 7, 2009, we had 89,195 shares of Common Stock subject to outstanding warrants issued in a private placement. We have registered the resale of all shares of Common Stock subject to the warrants. Accordingly, the shares of Common Stock underlying these warrants will be eligible for resale in the public market as soon as the warrants are exercised, subject to S-3 prospectus delivery requirements.

(Index)

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2008 through August 7, 2009, our Common Stock price (adjusted to reflect a one-for-ten reverse stock split effected on October 23, 2008) fluctuated between a high of $9.00 and a low of $0.50. Following the reverse stock split which significantly decreased the Company's share float, we have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our Common Stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

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

SOCKET MOBILE, INC.
Registrant

Date: August 13, 2009	/s/ Kevin J. Mills
Kevin J. Mills President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 13, 2009	/s/ David W. Dunlap
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