Form 10-Q
period 2009-09-30
SOCKET MOBILE, INC.
filed 2009-11-13
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended September 30, 2009

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

The number of shares of Common Stock ($0.001 par value) outstanding as of November 6, 2009 was 3,786,702 shares.

(Index)

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED BALANCE SHEETS
	September 30, 2009 (Unaudited)	December 31, 2008*
ASSETS
Current assets:
Cash and cash equivalents	$2,528,218	$757,342
Accounts receivable, net	2,040,253	3,334,661
Inventories	2,294,545	3,929,822
Prepaid expenses and other current assets	455,157	387,428
Total current assets	7,318,173	8,409,253

Property and equipment:
Machinery and office equipment	2,175,422	2,332,092
Computer equipment	1,220,122	1,206,668
	3,395,544	3,538,760
Accumulated depreciation	(2,550,212)	(2,561,696)
Property and equipment, net	845,332	977,064

Intangible assets, net	285,000	346,787
Goodwill	9,797,946	9,797,946
Other assets	189,000	225,667
Total assets	$18,435,451	$19,756,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,674,774	$3,513,770
Accrued payroll and related expenses	787,606	774,434
Bank line of credit	1,288,436	1,005,791
Deferred income on shipments to distributors	1,824,608	2,434,393
Current portion of capital leases and deferred rent	39,189	30,019
Total current liabilities	6,614,613	7,758,407

Long term portion of capital leases and deferred rent	107,997	109,724
Deferred income taxes	238,216	214,261
Total liabilities	6,960,826	8,082,392

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value: Authorized shares—10,000,000,
Issued and outstanding shares—3,786,702 at September 30, 2009 and 3,229,916 at December 31, 2008	3,787	3,230
Additional paid-in capital	55,995,075	54,588,192
Accumulated deficit	(44,524,237)	(42,917,097)
Total stockholders’ equity	11,474,625	11,674,325
Total liabilities and stockholders’ equity	$18,435,451	$19,756,717
_____________________________________________ * Derived from audited financial statements.

See accompanying notes.

(Index)
SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$4,574,325	$8,018,533	$13,489,371	$21,680,966
Cost of revenues	2,507,929	4,353,379	7,482,639	11,360,115
Gross profit	2,066,396	3,665,154	6,006,732	10,320,851

Operating expenses:
Research and development	664,336	1,101,601	2,167,418	3,433,364
Sales and marketing	1,207,767	1,971,754	3,930,931	5,881,549
General and administrative	504,396	610,255	1,695,120	2,037,702
Amortization of intangible assets	15,000	31,786	61,787	95,360
Total operating expenses	2,391,499	3,715,396	7,855,256	11,447,975

Operating loss	(325,103)	(50,242)	(1,848,524)	(1,127,124)

Gain on sale of product line assets	450,000	---	450,000	---
Interest income	10	3,480	379	19,628
Interest expense	(67,764)	(25,018)	(185,040)	(55,989)

Net income (loss) before deferred taxes	57,143	(71,780)	(1,583,185)	(1,163,485)
Deferred tax expense	(7,985)	(7,985)	(23,955)	(23,955)
Net income (loss)	$49,158	$(79,765)	$(1,607,140)	$(1,187,440)

Net income (loss) per share:
Basic	$0.01	$(0.02)	$(0.46)	$(0.37)
Diluted	$0.01	$(0.02)	$(0.46)	$(0.37)

Weighted average shares outstanding:
Basic	3,786,702	3,230,013	3,486,894	3,214,742
Diluted	3,950,643	3,230,013	3,486,894	3,214,742

See accompanying notes.

(Index)

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net loss	$(1,607,140)	$(1,187,440)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	522,712	565,574
Depreciation and amortization	374,025	392,335
Amortization of intangible assets	61,787	95,360
Net foreign currency transaction losses	15,016	37,043
Deferred tax expense	23,955	23,955
Change in deferred rent	(12,831)	(3,957)
Gain on sale of product line assets	(450,000)	---

Changes in operating assets and liabilities:
Accounts receivable	1,244,906	(1,675,404)
Inventories	1,635,277	(1,591,063)
Prepaid expenses and other current assets	(67,729)	(155,986)
Other assets	36,667	16,110
Accounts payable and accrued expenses	(802,317)	2,079,068
Accrued payroll and related expenses	13,172	85,288
Deferred income on shipments to distributors	(609,785)	324,066
Net cash provided by (used in) operating activities	377,715	(995,051)

Investing activities
Purchases of equipment and tooling	(213,578)	(301,727)
Gain on sale of product line assets	450,000	---
Net cash provided by (used in) investing activities	236,422	(301,727)

Financing activities
Payments on capital leases and equipment financing notes	(8,441)	(29,326)
Proceeds from borrowings under bank line of credit agreement	7,354,839	8,841,995
Repayments of borrowings under bank line of credit agreement	(7,072,194)	(8,428,992)
Repayments of bank term loan	---	(117,219)
Proceeds from the issuance of common stock and warrants	884,728	---
Proceeds from the exercise of stock options and warrants	---	190,113
Net cash provided by financing activities	1,158,932	456,571

Effect of exchange rate changes on cash and cash equivalents	(2,193)	16,277
Net increase (decrease) in cash and cash equivalents	1,770,876	(823,930)

Cash and cash equivalents at beginning of period	757,342	4,963,359
Cash and cash equivalents at end of period	$2,528,218	$4,139,429

Supplemental cash flow information
Cash paid for interest	$185,242	$55,989

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

Recent Accounting Standards
Effective July 1, 2009, the Company adopted "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (formerly SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162"). This standard establishes only two levels of U.S. generally accepted accounting principles ("GAAP"), authoritative and nonauthoritative. The Financial Accounting Standard Board ("FASB") Accounting Standards Codification (the "Codification") became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, adoption did not have any impact on the Company's financial condition, results of operations and cash flows.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Cash Equivalents and Foreign Currency Contracts
The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. At September 30, 2009, all of the Company's cash and cash equivalents consisted of amounts held in demand and money market deposits in banks. The Company regularly enters into forward foreign currency contracts to reduce exposures related to rate changes in certain foreign currencies. The Company's forward foreign currency contracts are recorded at fair value and are included in accrued liabilities at September 30, 2009. At September 30, 2009, these derivative instruments were not designated as hedges, and accordingly, changes in the fair value of the forward foreign currency contracts were recorded in net income. At September 30, 2009, contracts with a notional amount of $290,420 to hedge Euros were recorded as a liability with a fair value of $2,179 based on quotations from financial institutions.

Liquidity
The Company's cash balances at September 30, 2009 were $2,528,218, including cash of $1,288,436 drawn against its bank lines of credit. The Company's cash balances at September 30, 2009, reflect net proceeds of $884,728 from the issuance of common stock and warrants in May 2009, a net increase of $282,645 in amounts drawn on its bank lines of credit, net cash provided by operating activities of $377,715, and $450,000 in proceeds from the sale of the Company's serial product line assets (see "Note 8 - Sale of Product Line Assets" for more information), in the nine months ended September 30, 2009. In February of 2009, the Company extended its bank line of credit agreement which will now expire on March 24, 2010. On July 7, 2009 the Company's bank agreed to amend the terms of the credit agreement to replace the adjusted quick ratio covenant with a minimum cash and quarterly revenue requirement, revise the advance rate on receivables and the collateral handling fee, and to waive the events of non-compliance with respect to the adjusted quick ratio covenant for the months of April, May and June (see "Note - 5 Bank Financing Arrangements" for more information). The Company's balance sheet at September 30 2009 has a current ratio (current assets divided by current liabilities) of 1.11 to 1.0, and no material long term debt. In the fourth quarter of 2008 the Company took actions to reduce its expenses, including a reduction of 12% in its worldwide workforce, to align its cost structure with current economic conditions in light of slowing business spending due to the current economic downturn. The Company took additional actions during the first nine months of 2009 to sequentially reduce quarterly expenses. The Company has the ability to further reduce expenses if necessary. The Company believes its existing cash, plus its ability to reduce expenses, and its bank lines of credit will be sufficient to meet its funding requirements at least through September 30, 2010. If the Company can return to profitability and revenue growth, the Company anticipates requirements for cash will include funding of higher receivable and inventory balances, and increasing expenses, including more employees to support our growth and increases in salaries, benefits, and related support costs for employees. If the Company cannot return to profitability, the Company will not be able to support its operations from positive cash flows, and the Company would use its existing cash to support operating losses. The Company may find it necessary to raise additional capital to fund its operations, however, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. If the Company is unable to secure the necessary capital for its business, the Company may need to suspend some or all of its current operations.

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

NOTE 4 - Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	September 30, 2009	December 31, 2008
Raw materials and sub-assemblies	$2,169,757	$3,760,615
Finished goods	124,788	169,207
	$2,294,545	$3,929,822

Decreases in overall inventory balances at September 30, 2009 are due primarily to planned reductions in stocking levels of the Company's mobile handheld computer.

NOTE 5 - Bank Financing Arrangements

On December 31, 2008 the Company entered into a new credit facility agreement with Silicon Valley Bank. The credit facility allowed the Company to borrow up to $2,500,000 based on the level of qualified domestic and international receivables, up to a maximum of $1,000,000 and $1,500,000, respectively. Under the agreement the Company was required to maintain a minimum liquidity (cash plus availability under the lines) of at least $250,000. The Company was in compliance with the liquidity requirement at December 31, 2008. The outstanding amounts borrowed under the domestic and international lines at December 31, 2008, were $603,872 and $401,919, respectively.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

On February 19, 2009, the Company agreed with Silicon Valley Bank to extend the term of the existing credit facility to March 24, 2010, and to reallocate the domestic and international line limits to $1,500,000 and $1,000,000, respectively. On July 7, 2009, the Company agreed with Silicon Valley Bank to amend the terms of the credit facility. Silicon Valley Bank agreed to replace the adjusted quick ratio covenant with a requirement that beginning June 1, 2009, the Company (i) maintain at all times a minimum balance of unrestricted cash and cash equivalents of no less than $1,000,000; and (ii) maintain minimum revenues of $4,068,000 during the fiscal quarter ended June 30, 2009, $4,500,000 during the fiscal quarter ending September 30, 2009, and $5,355,000 during the fiscal quarter ending December 31, 2009 and thereafter. The advance rate for receivables from distributors was reduced from 60% to 50% and from 80% to 70% for all other receivables. Borrowings under the lines bear an annual interest rate equal to the greater of (i) the Lender's prime rate plus 2%, or (ii) 6%. The annual interest rate in effect at September 30, 2009 and December 31, 2008 was 6%. The amendment also specified a change in the collateral handling fee from 0.7% to 0.62% per month. The applicable interest and fees are calculated based on the full amount of the accounts receivable provided as collateral, rather than on the actual amounts borrowed. The outstanding amounts borrowed under the domestic and international lines at September 30, 2009 were $708,170 and $580,266, respectively. The Company was in compliance with the minimum unrestricted cash and revenue covenants for the quarter ended September 30, 2009.

NOTE 6 - Intangible Assets

Intangible assets consist of a patent purchased in 2004 for $600,000 covering the design and functioning of plug-in bar code scanners, bar code imagers, and radio frequency identification products, which is being amortized on a straight line basis over its estimated life of ten years. Intangible assets of $570,750 remaining from a prior acquisition in 2000 consisting of developed software and technology with estimated lives at the time of acquisition of 8.5 years was fully amortized in the quarter ended June 30, 2009.

Amortization of all intangible assets for the three and nine months ended September 30, 2009 was $15,000 and $61,787, respectively, compared to $31,786 and $95,360, respectively, for the same periods in 2008. Intangible assets as of September 30, 2009 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$315,000	$285,000
Project management tools	570,750	570,750	---
Total intangible assets	$1,170,750	$885,750	$285,000

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Based on definite lived intangible assets recorded at September 30, 2009, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2009 (three months remaining)	$15,000
2010	60,000
2011	60,000
2012	60,000
2013	60,000
2014	30,000
$285,000

NOTE 7 - Segment Information

The Company operates in one segment-mobile systems solutions for businesses. Mobile systems solutions typically consist of a handheld computer, data collection and connectivity peripherals, and third-party vertical applications software. The Company markets its products in the United States and foreign countries through its sales personnel, vertical industry partners, and distributors. Revenues for the geographic areas for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2009	2008	2009	2008
United States	$2,737,113	$5,418,380	$7,792,964	$14,155,852
Europe	1,449,129	1,688,560	4,195,249	5,089,849
Asia and rest of world	388,083	911,593	1,501,158	2,435,265
Total revenues	$4,574,325	$8,018,533	$13,489,371	$21,680,966

Export revenues are attributable to countries based on the location of the Company's customers. The Company does not hold long-lived assets in foreign locations.

Major customers who accounted for at least 10% of the Company's total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Tech Data Corp.	16%	13%	18%	14%
Ingram Micro, Inc.	16%	22%	20%	17%
Intermec Technologies Corp.	*	22%	*	15%
__________________________________ * Customer accounts for less than 10% of total revenues for the period

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - Sale of Product Line Assets

On September 30, 2009, the Company entered into an asset purchase agreement pursuant to which the Company sold its serial product line to Quatech, Inc., a wholly owned subsidiary of DPAC Technologies Corp. and manufacturer of wireless machine-to-machine networking and device connectivity systems. Under the terms of the asset purchase agreement, Quatech acquired for the sum of $500,000 all rights, title and interest in the Company's serial products business including related product designs, the SocketSerial brand name and the SocketSerial website under which the serial products were marketed by the Company. The products in the SocketSerial product line consist of a CompactFlash serial card, a PC serial card, a PC dual serial card, and a PC quad serial card, all with fixed and removable cable models. Also included are the Company's USB to Serial Adapter, USB to Ethernet Adapter and a license to sell the Cordless Serial Adapter. Quatech intends to continue to manufacture and distribute the SocketSerial product line and will assume existing customer support responsibilities. At the time of closing $450,000 of the purchase price was paid with the remaining $50,000 of the purchase price contingent and payable upon the attainment by Quatech of quarterly revenue from the sale of SocketSerial products of at least $250,000 in any quarter through the quarter ending December 31, 2010. The Company recognized $450,000 as a gain on sale of product line assets for the quarter ended September 30, 2009. The Company will use the proceeds from the transaction for working capital purposes.

In connection with the sale and purchase of the serial products business, the Company and Quatech also entered into a supply and licensing agreement pursuant to which the Company will (i) supply Quatech with its proprietary HIS3 interface chip used in the serial products, (ii) license its Bluetooth software to Quatech for use in the Cordless Serial Adapter, and (iii) supply a limited quantity of the Cordless Serial Adapter product currently held in the Company's inventory.

NOTE 9 - Stock-Based Compensation

The Company accounts for share-based awards to employees, including grants of employee stock options, based on the fair values of the share-based awards. The Company uses a binomial lattice valuation model to estimate the fair value of stock option grants made on or after January 1, 2006. The binomial lattice model incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these factors affect the estimate of the fair value of the Company's stock option grants. The Company uses a Black-Scholes valuation model for options granted prior to January 1, 2006.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Total stock-based compensation expense recognized in our statements of operations for the three and nine months ended September 30, 2009 and 2008 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2009	2008	2009	2008
Cost of revenues	$18,303	$11,707	$45,099	$31,916
Research and development	48,228	42,796	116,003	150,953
Sales and marketing	74,971	71,168	194,782	204,752
General and administrative	62,114	45,970	166,828	177,953
Total	$203,616	$171,641	$522,712	$565,574

There were no options granted in the three months ended September 30, 2009. The weighted average per share fair value of stock options granted during the nine months ended September 30, 2009 was estimated at $1.62. The weighted average per share fair value of stock options granted during the three and nine months ended September 30, 2008 was estimated at $4.00 and $4.06, respectively. At September 30, 2009, options issued to employees for 1,230,005 shares were outstanding, of which 743,143 were exercisable. At September 30, 2008, options issued to employees for 1,101,110 shares were outstanding, of which 791,969 were exercisable. As of September 30, 2009, the total remaining unrecognized compensation costs related to unvested stock options was approximately $1.15 million, which will be amortized over the weighted average remaining option life of 2.2 years.

Weighted average assumptions for stock options granted during the three and nine months ended September 30, 2009 and 2008 are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rate (%)	*	4.01%	3.04%	3.82%
Dividend yield	*	---	---	---
Volatility factor	*	0.62	0.99	0.66
Expected option life (years)	*	5.50	3.99	4.94
* No options were granted in the quarter ended September 30, 2009.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - Net Income (Loss) Per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$49,158	$(79,765)	$(1,607,140)	$(1,187,440)

Denominator:
Weighted average common shares outstanding used in computing net income (loss) per share:
Basic	3,786,702	3,230,013	3,486,894	3,214,742
Diluted	3,950,643	3,230,013	3,486,894	3,214,742

Net income (loss) per share:
Basic	$0.01	$(0.02)	$(0.46)	$(0.37)
Diluted	$0.01	$(0.02)	$(0.46)	$(0.37)

For the nine months ended September 30, 2009, and the three and nine months ended September 30, 2008, the diluted net loss per share is equal to the basic net loss per share because the Company experienced losses in these periods. Thus no potential common shares underlying stock options and warrants have been included in the net loss per share calculation, as their effect is anti-dilutive. Options and warrants to purchase 1,319,200 and 1,101,110 shares of Common Stock at September 30, 2009 and 2008, respectively, have been omitted from the diluted net loss per share calculation.

NOTE 11 - Taxes

Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax expense of $7,985 and $23,955 for the three and nine months ended September 30, 2009, respectively, and 2008, respectively, and the corresponding deferred tax liability shown on the Company's balance sheet, is related entirely to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets, and furthermore, this deferred tax liability may never reverse. The Company has not generated taxable income in any periods in any jurisdiction, foreign or domestic. The Company maintains a full valuation allowance for all other components of deferred tax assets.

(Index)

At December 31, 2008, the Company has an unrecognized tax benefit of approximately $643,000, which did not change significantly during the nine months ended September 30, 2009. The unrecognized tax benefit is fully offset by the application of a valuation allowance. Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. It is the Company's policy to include interest and penalties related to tax positions as a component of income tax expense. No interest was accrued for the three and nine months ended September 30, 2009.

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

(Index)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements forecasting future financial results and operating activities, market acceptance of our products, expectations for general market growth of handheld computers and other mobile computing devices, growth in demand for our products, expansion of the markets that we serve, expansion of the distribution channels for our products, adoption of our embedded products by third-party manufacturers of electronic devices, and the timing of the introduction and availability of new products, as well as other forecasts discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "may," "will," "predicts," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management's beliefs, and assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Factors that could cause actual results and outcomes to differ materially include, but are not limited to: the risk of delays in the availability of our products due to technological, market or financial factors including the availability of necessary working capital; our ability to successfully develop, introduce and market future products; the change in gross margins between current and future products; our ability to effectively manage and contain our operating costs; events in the U.S. and world economy, financial markets and credit markets; the availability of announced third-party handheld computer hardware and software that our products are intended to work with; product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with; continued growth in demand for handheld computers; market acceptance of emerging standards such as Bluetooth and wireless LAN and of our related connection, data collection, and mobile handheld computer products; the ability of our strategic relationships to benefit our business as expected; our ability to enter into additional distribution relationships; or other factors described in this Form 10-Q including "Part II, Item 1A. Risk Factors" and recent Form 8-K, Form 10-Q and Form 10-K reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the interim condensed financial statements and notes included elsewhere in this report, the Company's annual financial statements in the Form 10-K, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

Revenues
We are a producer of mobile computing hardware and data collection systems serving the hospitality, healthcare, retail, automotive and other Business Mobility vertical markets. We offer a family of handheld computer products and a wide range of data collection and connectivity peripheral products for use with third-party vertical handheld computing applications software and devices. Our peripheral products work with many third-party mobile handheld devices including Smartphones, handheld computers, tablet computers, ultra-mobile computers, and notebooks, adding data collection and connectivity capabilities to these devices. Our products are designed to enable the accessing, collection and processing of data by employees while mobile. Our products utilize popular Bluetooth and wireless LAN wireless connection technologies. Our plug-in and Bluetooth data collection products offer a variety of data collection technologies including laser and imager barcode scanning engines capable of reading linear (1D) and two dimensional (2D) barcodes, plus we offer RFID (radio frequency identification) and magnetic stripe readers. We also offer embedded Bluetooth and wireless LAN products for use in the mobile products of third-party original equipment manufacturers.

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

Most of our products, except our OEM embedded products, are sold through distributors and resellers that serve business customers. Our OEM embedded products are sold directly to the manufacturers of devices in which our products are embedded. The geographic regions we serve include the Americas, Europe, the Middle East, Africa and Asia Pacific. Total revenues for the three and nine months ended September 30, 2009 were $4.6 million and $13.5 million, respectively, which represented decreases of 43% and 38%, respectively, from revenues of $7.5 million and $13.7 million in the corresponding periods one year ago.

Our revenues in the comparable three and nine month periods may be classified into three broad product families:

  Mobile handheld computer products;
  Mobile peripheral products: data collection, connectivity and serial; and
  OEM embedded products.

(Index)

Our mobile handheld computer products are designed to be durable devices that have features similar to heavier duty industrial handheld devices but at a significantly lower price. Our initial model, the SoMo® 650 (SoMo is derived from Socket Mobile), was introduced in June 2007 with initial volume shipments in September 2007, and features the Microsoft Windows Mobile Classic operating system, Versions 5 and 6. Windows Mobile is the industry standard OS for mobile applications, thereby enabling the SoMo to be compatible with a large number of business applications and giving users a familiar computing environment. Our mobile handheld computers are easy to customize for a particular application by adding peripherals. The SoMo products have an expected product life cycle of three to five years to address the needs of our customers who are deploying mobile solutions. The SoMo's features include wireless LAN and Bluetooth, a fast processor, a large, bright screen display enabling its use outdoors, large amounts of SDRAM and flash memory, extended battery life, programmable action buttons to activate peripheral devices, reinforced CompactFlash and SDIO card slots, and a durable case. The SoMo is available with multiple language support and includes our Bluetooth, wireless LAN and barcode scanning software. The SoMo 650 was specifically designed without an integrated mobile phone to serve the market for business mobility applications that do not depend on mobile phone connections such as medication dispensing in the healthcare market or serving tables in the hospitality market, many of which use Bluetooth or wireless LAN connections for data communications. In late 2008, we introduced the SoMo 650Rx with an antimicrobial additive incorporated into its plastic case for the healthcare market. The antimicrobial material that is embedded into the plastics provides an extra layer of protection to the devices against the spread and multiplication of potentially harmful bacteria and microbes. In April 2009 we extended our line of antimicrobial products for the healthcare market to include our Cordless Hand Scanners and CompactFlash Scan Cards. We also offer a SoMo 650DX without Bluetooth or wireless LAN for high security environments. In the third quarter of 2009 we began shipping our SoMo 650 Back Pack Broadband ExpressCard Adapter, which attaches to the back of our SoMo 650 and accepts pre-certified and approved Novatel Wireless ExpressCards to extend the functionality of the SoMo 650 to include anytime, anywhere, data connectivity over a wide area network (WAN). The SoMo 650 Back Pack is available in both a standard version and an antimicrobial version for use in healthcare applications. Mobile handheld computer products represented approximately 36% of our revenues in each of the three and nine month periods ended September 30, 2009, compared to 19% and 15% of our revenues in the corresponding periods one year ago. The increases in the comparable periods are due to the combined effects of increases in mobile handheld computer product revenues in each of the comparable periods and lower revenues in other product categories in the comparable periods.

Our mobile peripheral products consist of data collection, connectivity and serial products, which together represented approximately 40% and 44% of our revenues for the three and nine months ended September 30, 2009, compared to 44% and 50% of our revenues for the corresponding periods one year ago.

Our data collection products enable the electronic collection of data from barcodes, radio frequency identification (RFID) tags, or magnetic stripes and consist of:

  barcode scanning products that plug into or connect wirelessly to handheld computers, tablet computers, ultra-mobile computers, notebook computers and smartphones that use Windows Mobile, Windows CE, Windows 7/Vista/XP, RIM Blackberry, Nokia E61, E61i, and E71 operating systems, and turn these devices into portable barcode scanners and RFID readers that can be used in various retail and industrial workplaces. Our cordless hand scanner and cordless ring scanner may also be connected wirelessly to a desktop computer, enabling mobile barcode scanning around a fixed workstation;
  RFID plug-in products that read radio frequency identification tags;
  a combination plug-in barcode scanner and RFID reader; and
  a plug-in magnetic stripe reader.

(Index)

Our plug-in and Bluetooth cordless data collection products offer a variety of data collection technologies at several performance levels including laser and imager barcode scanning engines capable of reading linear (1D) and two dimensional (2D) barcodes and RFID readers, enabling solutions to be tailored to optimal price/performance levels. Our plug-in barcode scanners are available in both CompactFlash and SDIO form factors. In April 2009 we began offering versions of our CompactFlash Scan Card and Bluetooth Cordless Hand Scanner with antimicrobial material embedded into the plastics to provide an extra layer of protection to the devices against the spread and multiplication of potentially harmful bacteria and microbes. We also offer a cordless ring scanner worn on the index finger which connects to computing systems using the Bluetooth standard for short-range wireless connectivity. We have developed extensive barcode scanning and RFID reading software called SocketScan that supports all of our data collection products, and have software developer kits that assist third-party developers in integrating our SocketScan software and our hardware products into their applications and solutions. Data collection products represented approximately 32% and 33% of our revenues for the three and nine months ended September 30, 2009, compared to 34% and 38% of our revenues in the corresponding periods one year ago.

Our connectivity products are connection devices that can be plugged into standard CompactFlash or Secure Digital SDIO expansion slots in handheld computers, tablet computers, ultra mobile computers, and notebook computers that use Windows Mobile, Windows 7/Vista/XP, or Windows Tablet operating systems. These products allow users to connect their devices via Ethernet or telephone to communicate with other networks and devices such as desktop computers, other handheld computers, tablet computers, ultra-mobile computers, and notebook computers, smartphones and printers. Our connectivity products include:

  modems for telephone connections that connect over a cable;
  Ethernet cards for local area network connections that connect over a cable; and
  accessory products such as batteries and cables.

Connectivity products represented approximately 4% and 5% of our revenues for the three and nine months ended September 30, 2009, compared to 6% of our revenues in each of the corresponding periods one year ago.

Our serial products enable the connection of a mobile computer to electronic devices either as a plug-in card (one, two or four ports) connecting over cables, or wirelessly over a Bluetooth network. During 2008 we introduced a USB to serial connector to enable a serial connection through a USB interface and in the second quarter of 2009 we introduced a USB to Ethernet Adapter. Serial products represented approximately 4% and 6% of our revenues for the three and nine months ended September 30, 2009, and 2008. On September 30, 2009, we entered into an asset purchase agreement pursuant to which we sold our serial product line to Quatech, Inc. (see "Note 8 - Sale of Product Line Assets" for more information).

(Index)

Our OEM embedded products consist of Bluetooth and wireless LAN modules and plug-in cards used primarily by OEMs of industrial grade handheld computers and other devices to build wireless connection functions into their products using the Bluetooth and wireless LAN standards for wireless connectivity. Our plug-in cards and modules using the Bluetooth standard for short-range wireless connectivity include extensive communications software enabling the use of these products. Our products use the Bluetooth 2.0 standard, and we plan to upgrade later in 2009 to the Bluetooth 2.1 + EDR standard, continuing our commitment to keep our products current with evolving technology standards. Our plug-in cards for connecting to local wireless networks during 2008 used the wireless LAN 802.11b/g (or Wi-Fi) standard and included extensive communications software designed to make these products easy to use. Our wireless LAN software is certified for Cisco Compatible Extensions (CCX) 4.0 which enables our wireless LAN products to be compatible with a Cisco wireless LAN infrastructure. In April 2009 we announced availability of our SDIO wireless LAN plug-in card upgraded to incorporate the wireless LAN 802.11 a/b/g standard. OEM embedded products represented approximately 24% and 20% of our revenues for the three and nine months ended September 30, 2009, compared to 37% and 35% of our revenues for the corresponding periods one year ago.

Our revenues by product family for the three and nine months ended September 30, 2009 and 2008, and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:
(revenues in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
Product family:	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
Mobile handheld computer products	$1,653	$1,512	9%	$4,932	$3,219	53%
Mobile peripheral products:
Data collection	1,463	2,727	(46%)	4,430	8,288	(47%)
Connectivity	166	483	(66%)	657	1,389	(53%)
Serial products	202	326	(38%)	792	1,303	(39%)
OEM embedded products	1,090	2,971	(63%)	2,678	7,482	(64%)
Total	$4,574	$8,019	(43%)	$13,489	$21,681	(38%)

Our mobile handheld computer product revenues in the three and nine months ended September 30, 2009 were $1.7 million and $4.9 million, an increase of 9% and 53% compared to revenues of $1.5 million and $3.2 million in the corresponding periods one year ago. We began shipping our first mobile handheld computer, the SoMo 650, to customers through our distribution channel in the second quarter of 2007. In the third quarter of 2007, we completed our objectives of ramping up production and fully stocking our distribution channel to enable the commencement of widespread customer evaluation, qualification, and deployment. We began offering Windows Mobile 6 Classic and multiple language support for the SoMo 650 in the second quarter of 2008, giving customers a choice of operating systems and languages to best fit their needs. In late 2008, we introduced the SoMo 650Rx with an antimicrobial case for the healthcare market designed to reduce the risk of the spread of bacteria from the use of handheld devices in a healthcare environment, and the SoMo 650DX without Bluetooth or wireless LAN for high security environments. Increased revenues from our mobile handheld computer products in the three and nine months of 2009 compared to the same quarter one year ago, reflect higher sales volumes due to a growing customer base with larger average unit deployments. Although the comparable three and nine months indicate growth in our mobile handheld computer revenues, we believe this growth has been slowed by the worldwide economic slowdown, as our customers are taking longer to make their deployment decisions. In the third quarter of 2009, mobile handheld computer revenues declined by 2% compared to the previous second quarter, due to the completion of a year long roll-out to a key customer in the healthcare market early in the third quarter. Declines in sales to this key customer were partially offset by growth in sales to existing customers in healthcare and other markets, which grew at a rate of 14% over the previous quarter. In the second quarter of 2009 mobile handheld computer revenues grew by 5% compared to the previous first quarter of 2009, and in the first quarter of 2009 mobile handheld computer revenues grew by 2% compared to the previous fourth quarter of 2008.

(Index)

Our data collection product revenues in the three and nine months ended September 30, 2009 were $1.5 million and $4.4 million, a decrease of 46% and 47% compared to revenues of $2.7 million and $8.3 million in the corresponding periods one year ago. Revenue declines in the comparable three and nine month periods were due primarily to lower sales volumes of our primary scanning products including our CompactFlash In-Hand Scan card, our Cordless Hand Scanner, and our SDIO In-Hand Scan card. Our data collection product revenues have been slowed in the first nine months of 2009 by the worldwide economic slowdown.

Our connectivity product revenues in the three and nine months ended September 30, 2009 were $0.2 million and $0.7 million, a decrease of 66% and 53% compared to revenues of $0.5 million and $1.4 million in the corresponding periods one year go. The declines in each of the comparable periods resulted from reduced sales volumes of our Modem plug-in products and Ethernet plug-in products due to reduced corporate deployment of these wired connection solutions.

Our serial product revenues in the three and nine months ended September 30, 2009 were $202,000 and $792,000, a decrease of 38% and 39% compared to revenues of $483,000 and $1,303,000 in the corresponding periods one year ago. Revenue decreases in the three and nine months were from reduced sales of our standard serial PC card products. Our standard serial PC card products are primarily sold to connect peripheral devices or other electronic equipment to notebook computers. On September 30, 2009, we entered into an asset purchase agreement pursuant to which we sold our serial product line to Quatech, Inc. (see "Note 8 - Sale of Product Line Assets" for more information).

Our OEM embedded product revenues in the three and nine months ended September 30, 2009 were $1.1 million and $2.7 million, a decrease of 63% and 64% compared to $3.0 million and $7.5 million in the corresponding periods one year ago. Revenue decreases of $1.8 million and $4.4 million in the three and nine month comparable periods were from reduced sales of our Bluetooth modules to our OEM customers as a result of phasing out older Bluetooth technology and a last-buy purchase program completing in early 2009. Our OEM customers made last-buy Bluetooth module purchases beginning in the third quarter of 2008, with the majority of these shipments occurring in the latter half of 2008, followed by final remaining shipments in 2009 completed primarily in the first quarter. Additional declines of $0.3 million in each of the three and nine month comparable periods were from reduced sales of our wireless LAN plug-in cards. Sales of our Bluetooth plug-in cards increased in the third quarter of 2009 compared to the comparable period a year ago, due to last-buy purchases of these products in the third quarter of 2009. Sales of our Bluetooth plug-in cards for the nine months of 2009 declined from the comparable period one year ago. Partially offsetting these declines were increases in sales of our wireless LAN modules in each of the comparable periods.

(Index)

Gross Margins
Gross margins in each of the three and nine month periods ended September 30, 2009 were 45%, compared to margins of 46% and 48% in the corresponding periods in 2008. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Reductions in overall margins in the three and nine months ended September 30, 2009 compared to the same periods one year ago are due primarily to increased sales of our mobile handheld computer, which comprised 36% of our revenues each of the three and nine month periods ended September 30, 2009, compared to 19% and 15% in the corresponding periods one year ago. Margins on our mobile handheld computer are below our average product margins. Additional margin declines in the three and nine months ended September 30, 2009 are due to our fixed overhead costs, which comprise a greater portion of the overall revenues and cost of goods sold due to lower revenues in the first three quarters of 2009 compared to the same quarters one year ago. Gross margins in the fourth quarter of 2009 are expected to remain at levels similar to the third quarter gross margins.

Research and Development Expense
Research and development expense for the three months ended September 30, 2009 was $0.7 million, a decrease of 40% compared to research and development expense of $1.1 million in the corresponding period one year ago. Research and development expense for the nine months ended September 30, 2009 was $2.2 million, a decline of 37% compared to research and development expense of $3.4 million in the corresponding period one year ago. Sixty three percent of the reduction in research and development expense in the comparable three and nine month periods was due to reduced personnel costs as the result of a reduction-in-force action initiated in the fourth quarter of 2008, followed by additional reductions in employee compensation and related expense during the first nine months of 2009. In the fourth quarter of 2008 the Company initiated a range of expense reductions across all departments and functional expense categories in response to the worldwide economic slowdown, with additional reductions following in the first and second quarters of 2009, and a continuation of the reduced expense levels through the third quarter of 2009. Additional reductions in research and development expense in the comparable three and nine month periods were from reduced development fees due to a reduction in product development activities, and reduced equipment costs related to the reductions in product development activities. Research and development expense in the fourth quarter of 2009 is expected to continue at levels similar to the previous third quarter.

Sales and Marketing Expense
Sales and marketing expense for the three months ended September 30, 2009 was $1.2 million, a decrease of 39% compared to $2.0 million in the corresponding period one year ago. Sales and marketing expense for the nine month period ended September 30, 2009 was $3.9 million, a decrease of 33% compared to sales and marketing expense of $5.9 million in the corresponding period one year ago. Three quarters of the reduction in sales and marketing expense in the three and nine month comparable periods was due to reduced personnel costs as a result of the reduction-in-force action initiated in the fourth quarter of 2008 referred to above and further reductions in employee compensation and related expense during the first nine months of 2009. Additional notable reductions in sales and marketing expense in the comparable three and nine month periods were in the categories of advertising and promotion expense, travel, outside services, and equipment costs. Sales and marketing expense in the fourth quarter of 2009 is expected to continue at levels similar to the previous third quarter.

(Index)

General and Administrative Expense
General and administrative expense for the three months ended September 30, 2009 was $0.5 million, a decrease of 17% compared to general and administrative expense of $0.6 million in the corresponding period one year ago. General and administrative expense for the nine month period ended September 30, 2009 was $1.7 million, a decrease of 17% compared to general and administrative expense of $2.0 million in the corresponding period one year ago. Over half of the reduction in expense in each of the comparable three and nine month periods was due to reduced payroll costs primarily from reductions in employee compensation expense in the first nine months of 2009. Additional reductions in general and administrative expense in the comparable three and nine month periods were primarily from reduced consulting and professional fees and reduced investor relations expense. General and administrative expense is expected to increase in the fourth quarter of 2009 from third quarter levels due to increased consulting and professional fees related to the audit of our annual financial statements, historically charged during the fourth and first quarters.

Amortization of Intangibles
In July 2004 we acquired a patent which covers the design and functioning of plug-in bar code scanners, bar code imagers, and radio frequency identification products. The patent was purchased for $600,000 and has been capitalized as an intangible asset. The patent is being amortized on a straight line basis over a ten-year period. Intangible assets of $571,000 remaining from a prior acquisition in 2000 consist of developed software and technology with estimated lives at the time of acquisition of 8.5 years. Such amount has now been fully amortized. Amortization charges for the three and nine months ended September 30, 2009 for all acquired intangibles were $15,000 and $62,000 compared to $32,000 and $95,000 in the corresponding periods one year ago. Future intangible amortization charges will be $15,000 per quarter going forward until fully amortized.

Interest Income and Expense
Interest income reflects interest earned on cash balances. Interest income was immaterial in the three and nine month periods ended September 30, 2009, compared to interest income of $3,500 and $19,600 in the comparable periods one year ago. Lower interest income in the comparable periods reflects lower average cash balances combined with lower average rates of return.

Interest expense of $68,000 and $185,000 for the three and nine months ended September 30, 2009, increased from interest expense of $25,000 and $56,000 in the comparable periods one year ago. Interest expense is related to interest on equipment lease financing obligations and interest on amounts drawn on our bank lines of credit, and in 2008 also included interest related to a term loan outstanding during 2008, the balance of which was paid back in full at the end of 2008 in conjunction with a new credit line agreement. Higher interest expense in the three and nine months of 2009 is due to higher average balances outstanding on our bank lines of credit at higher overall interest rates compared to the same periods one year ago. Interest expense in the fourth quarter of 2009 is expected to continue at levels similar to the previous third quarter.

(Index)

Taxes
Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax expense of $8,000 and $24,000 in the three and nine month periods ended September 30, 2009 and 2008, and the corresponding deferred tax liability shown on the Company's balance sheet, is related entirely to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets, and furthermore, this deferred tax liability may never reverse. The Company maintains a full valuation allowance for all other components of deferred tax assets. The Company has not generated taxable income in any periods in any jurisdiction, foreign or domestic.

Liquidity and Capital Resources
We were profitable in the third quarter of 2009 due in part to the gain on the sale of our serial product line assets. We were unprofitable in each of the first two quarters of 2009 and in each of the quarters in fiscal years 2008, 2007, and 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was the only profitable year in our history, but only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. We may continue to be unprofitable in the foreseeable future. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $40 million in equity capital to fund our operations.

As reflected in our Condensed Statements of Cash Flows, net cash provided from operating activities was $0.4 million in the first nine months of 2009, compared to net cash used in operating activities of $1.0 million in the first nine months of 2008. We calculate net cash used in operating activities by reducing our net loss ($1.6 million and $1.2 million in the first nine months of 2009 and 2008, respectively) by those expenses that did not require the use of cash, and reversing gains that did not generate cash. These items consist of stock based compensation expense, depreciation and amortization, amortization of intangible assets, net foreign currency transaction losses, deferred tax expense and change in deferred rent. These amounts totaled $1.0 million in the first nine months of 2009 compared to $1.1 million in the comparable period one year ago. Also, in the first nine months of 2009 our net loss includes a gain of $450,000 from the sale of our serial product line assets in September of 2009 (see "Note 8 - Sale of Product Line Assets" for more information). We adjusted the net loss for the first nine months of 2009 to exclude this gain. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In the first nine months of 2009 changes in operating assets and liabilities resulted in a net source of cash of $1.5 million and were primarily from reductions in inventory, due primarily to planned reductions in stocking levels of our mobile handheld computer from year end inventory levels, reductions in accounts receivable due to lower shipments in the third quarter of 2009 compared to the fourth quarter of 2008, partially offset by reductions in accounts payable due to reductions in overall expenses and inventory purchases in the third quarter that create those payables, and reductions in deferred income on shipments to distributors due to lower stocking levels of our products in the distribution channel. Changes in operating assets and liabilities in the first nine months of 2008 resulted in a use of cash of $0.9 million, and were primarily from increases in accounts receivable due to a combination of the timing of shipments late in the third quarter of 2008 and the timing of collections from key distributors concentrated at the end of the fourth quarter of 2007, and increases in inventories due primarily to stocking higher quantities of our mobile handheld computer and stocking higher quantities of our Bluetooth modules for our OEM customers, partially offset by increases in accounts payable related to the purchases that led to the increased levels of inventories.

(Index)

Cash provided by investing activities was $236,000 in the first nine months of 2009 compared to cash used in investing activities of $302,000 in the comparable period one year ago. Proceeds of $450,000 from the sale of our serial product line assets in September of 2009 were partially offset by cash used for equipment and tooling purchases in the first nine months of 2009. Reductions in equipment and tooling purchases in the first nine months of 2009 were due to fewer development projects requiring these expenditures compared to the same period one year ago.

Cash provided from financing activities was $1.2 million in the first nine months of 2009, compared to cash provided of $0.5 million in the comparable period one year ago. Financing activities in the first nine months of 2009 consisted primarily of net proceeds from the issuance of common stock and warrants, and a net increase in the amounts drawn on our bank lines of credit at the end of the quarter. Financing activities in the first nine months of 2008 consisted primarily of a net increase in the amounts drawn on our bank lines of credit at the end of the quarter, proceeds from the exercise of warrants and stock options primarily in the second quarter of 2008, and repayments on our bank term loan, which was advanced at the end of June 2007 and was being repaid in 36 monthly installments beginning in July 2007.

Our cash balances at September 30, 2009 were $2.5 million, including cash of $1.3 million drawn against our bank line of credit. In February 2009, we extended our bank line of credit agreement which will now expire on March 24, 2010. At September 30, 2009, our balance sheet had a current ratio (current assets divided by current liabilities) of 1.11 to 1.0, and no material long term debt. On July 7, 2009 our bank agreed to amend the terms of the credit agreement to replace the adjusted quick ratio covenant with a minimum cash and quarterly revenue requirement, revise the advance rate on receivables and the collateral handling fee, and to waive the events of non-compliance with respect to the adjusted quick ratio covenant for the months of April, May and June (see "Note - 5 Bank Financing Arrangements" for more information). In the fourth quarter of 2008 the Company took actions to reduce expenses, including a reduction in force of 12% of our worldwide workforce, to align our cost structure with current economic conditions in light of slowing business spending due to the current economic downturn. We have taken additional actions in 2009 to sequentially reduce our quarterly expenses. We have the ability to further reduce expenses if necessary. We believe our existing cash, plus our ability to reduce costs, and our bank lines of credit will be sufficient to meet our funding requirements at least through September 30, 2010. If we can return to profitability through normal operations and revenue growth, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increasing expenses, including more employees to support our growth and increases in salaries, benefits, and related support costs for employees. If we cannot return to profitability through normal operations, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. There can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of our current operations.

(Index)

Our contractual cash obligations at September 30, 2009 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Capital leases	$47,000	$12,000	$27,000	$8,000	$	---
Operating leases	1,067,000	379,000	688,000	---		---
Bank line of credit	1,288,000	$1,288,000	---	---		---
Unconditional purchase obligations with contract manufacturers	2,079,000	2,079,000	---	---		---
Total contractual cash obligations	$4,481,000	$3,758,000	$715,000	$8,000	$	---

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Recent Accounting Pronouncements
Effective July 1, 2009, we adopted "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (formerly SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162'). This standard establishes only two levels of U.S. generally accepted accounting principles ("GAAP"), authoritative and nonauthoritative. The Financial Accounting Standard Board ("FASB") Accounting Standards Codification (the "Codification") became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. We began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, adoption did not have any impact on our financial condition, results of operations and cash flows.

(Index)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended September 30, 2009, a decline of 1% in interest rates would not have had a material effect on our quarterly interest income.

Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the greater of either the lender's prime rate plus 2%, or 6%, for both the domestic line (up to $1.5 million) and the international line (up to $1.0 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. We utilized only a portion of our credit line facility at the end of 2008, followed by higher average outstanding balances on our credit line during the first nine months of 2009. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $9,400 for each $1 million of borrowings against our credit facility, if outstanding for the entire year, or a maximum of $37,600 if we utilized our entire credit line (in cases that the applicable interest rate is greater than 6%). The credit line agreement also specifies a fixed collateral handling fee of 0.62% per month beginning July 1, 2009 on the full amount of the accounts receivable provided as collateral to the outstanding balances advanced under the credit line. Prior to the third quarter of 2009 the fixed collateral handling fee was 0.7% per month.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros, we pay the expenses of our European employees in Euros and British pounds, and we may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and subsidiary expenses at the beginning, during and at the end of the quarter ended September 30, 2009, an adverse change of 10% in exchange rates would result in a decrease in our net income for the third quarter of approximately $48,250, if left unprotected. For the third quarter of 2009 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net loss of $2,200. We will continue to monitor, assess, and mitigate through hedging activities, the risk associated with these exposures.

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

On July 7, 2009, we amended our loan agreements with Silicon Valley Bank in order to avoid defaults under the terms of these agreements due to our non-compliance with a covenant to maintain minimum liquidity based on an "adjusted quick ratio." The amendments provided for the waiver of our non-compliance with the adjusted quick ratio covenant for the months of April, May and June 2009, and replaced this covenant with new covenants that require us, commencing June 1, 2009: (i) to maintain at all times minimum unrestricted cash and cash equivalents at the bank of not less than $1,000,000; and (ii) to achieve minimum revenue of (a) $4,068,000 for the quarter ended June 30, 2009, (b) $4,500,000 for the quarter ending September 30, 2009, and (c) $5,355,000 for the quarter ending December 31, 2009 and each quarter thereafter. Our failure to meet any of these financial covenants under the loan agreements would constitute an event of default, and upon any such event of default, the bank may, among its remedies, declare all obligations under the loan agreements immediately due and payable. As of September 30, 2009, we had $1,288,436 outstanding under the loan agreements, and were in compliance with the minimum unrestricted cash and revenue covenants for the quarter ended September 30, 2009.

(Index)

As of September 30, 2009, we had $2,528,218 of unrestricted cash and cash equivalents at the bank. Our ability to maintain a cash balance at the required minimum level for compliance with the financial covenant is dependent on a number of factors, including our ability to (i) manage payment terms with our customers and suppliers, (ii) manage our inventory levels, (iii) achieve sufficient revenues, and (iv) manage our expenses. We can provide no assurance that we will be able to continue to meet the requirements under any of the financial covenants under the loan agreements.

We have a history of operating losses and may not achieve ongoing profitability.

We were profitable in the third quarter of 2009 due in part to the gain on the sale of our serial product line assets. We were unprofitable in each of the first two quarters of 2009 and in each of the quarters in fiscal years 2008, 2007, and 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was the only profitable year in our history, and only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. To achieve ongoing profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash and bank line of credit to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

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

Our success has been dependent upon the ability of third-parties in the mobile computer industry to successfully develop products that include or are compatible with our technology and then to sell these products into the marketplace. Even if we are successful in marketing and selling our new line of mobile handheld computers, our ability to generate increased revenue depends significantly on the commercial success of other parties' Windows mobile products, particularly vertical market software applications for use with our handheld computer and peripheral products, and standard Pocket PC handhelds, phone-integrated devices, tablet computers, and other phone-integrated devices, including those from Palm, Nokia, and Blackberry, with which our plug-in and wireless peripherals can be used, and the adoption of these mobile computer devices for business use. A number of manufacturers of handheld computers have reduced the number of handheld products offered, or curtailed development of future handheld computer products. If manufacturers are unable or choose not to ship new products such as Pocket PC and other Windows mobile devices, or experience difficulties with new product transitions that cause delays in the market as we have experienced in the past three years, or if these products fail to achieve or maintain market acceptance, the number of our potential new customers would be reduced and we would not be able to meet our sales expectations.

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

A significant portion of our revenue comes from two distributors, Tech Data Corp. and Ingram Micro, Inc., which together represented approximately 38% and 31% of our worldwide revenue in the first nine months of 2009 and fiscal year 2008, respectively. We expect that a significant portion of our revenue will continue to depend on sales to Tech Data Corp. and Ingram Micro, Inc. We do not have long-term commitments from Tech Data Corp. or Ingram Micro, Inc. to carry our products. Either could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors' products. If we lose our relationship with Tech Data Corp. or Ingram Micro, Inc., we would experience disruption and delays in marketing our products.

If the market for mobile computers experiences delays, or fails to grow, we may not achieve our sales projections.

Substantially all of our peripheral products are designed for use with mobile computers, including handhelds, notebooks, tablets, and handhelds with integrated phones. If the mobile computer industry does not grow, if its growth slows, or if product or operating system changeovers by mobile computer manufacturers and partners cause delays in the market, or if the markets for our mobile handheld computers do not grow, or if the impact of the global economic financial crisis continues, we may not achieve our sales projections.

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

Because we sell our products primarily through distributors, resellers, vertical industry partners, and OEMs, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity.

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

We allow our distribution channels to return a portion of their inventory to us for full credit against other purchases. In addition, in the event we reduce our prices, we credit our distributors for the difference between the purchase price of products remaining in their inventory and our reduced price for such products. Actual returns and price protection may adversely affect future operating results and working capital liquidity by reducing our accounts receivable and increasing our inventory balances, particularly since we seek to continually introduce new and enhanced products and are likely to face increasing price competition.

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

We have devoted significant research and development resources to design activities for Windows Mobile, Windows CE, Windows 7/Vista/XP, RIM Blackberry, and Nokia E71 operating systems, and more recently, to develop our own family of mobile handheld computers. Such design activities have diverted financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft, Research In Motion, or Symbian is obligated to continue the collaboration or to support the products produced from the collaboration. Consequently, these organizations may terminate their collaborations with us for a variety of reasons, including our failure to meet agreed-upon standards or for reasons beyond our control, such as changing market conditions, increased competition, discontinued product lines, and product obsolescence.

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

In the course of operating our business, we may receive claims of intellectual property infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. Many of our competitors have large intellectual property portfolios, including patents that may cover technologies that are relevant to our business. In addition, many smaller companies, universities, and individuals have obtained or applied for patents in areas of technology that may relate to our business. The industry is moving towards aggressive assertion, licensing, and litigation of patents and other intellectual property rights. In June 2007, we received a letter from Wi-LAN, Inc., claiming that certain of our wireless LAN products infringe on two U.S. and one Canadian patent held by Wi-LAN, Inc. In October 2007, Wi-LAN, Inc. filed patent infringement lawsuits against a number of companies alleging that those companies infringe the two U.S. patents by manufacturing, using, or offering for sale products with wireless capability compliant with the IEEE 802.11 standards. Wi-LAN, Inc. is asking for money damages and a court order barring the sale of products that use the patented technology. We have not been named in the lawsuit, and we do not plan to make any changes to our current business at this time. Nonetheless, we may be added to the lawsuit in the future, and even if we are not, the outcome of this lawsuit may result in future changes to our business, including potential increased costs for those of our products that make use of the related technology.

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

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options adversely affected our net income and earnings per share in each of the first three quarters of 2009 and in each of the quarters in fiscal years 2008, 2007, and 2006, will continue to adversely affect future quarters, and will make profitability harder to achieve. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

Export sales (sales to customers outside the United States) accounted for approximately 42% of our revenue in the first nine months of 2009 and 37% of our revenue in the fiscal year 2008. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of November 6, 2009, we had 3,786,702 shares of Common Stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of November 6, 2009, we had 1,226,561 shares of Common Stock subject to outstanding options under our stock option plans, and 59,408 shares of Common Stock were available for future issuance under the plans. We have registered the shares of Common Stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of Common Stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of November 6, 2009, we had 89,195 shares of Common Stock subject to outstanding warrants issued in a private placement. We have registered the resale of all shares of Common Stock subject to the warrants. Accordingly, the shares of Common Stock underlying these warrants will be eligible for resale in the public market as soon as the warrants are exercised, subject to S-3 prospectus delivery requirements.

(Index)

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the 52-week period ending November 6, 2009, our Common Stock price fluctuated between a high of $4.00 and a low of $1.32. Following a one-for-ten reverse stock split effected on October 23, 2008, which significantly decreased the Company's share float, we have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our Common Stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

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

SOCKET MOBILE, INC.
Registrant

Date: November 12, 2009	/s/ Kevin J. Mills
Kevin J. Mills President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 12, 2009	/s/ David W. Dunlap
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