Form 10-K
period 2009-12-31
SOCKET MOBILE, INC.
filed 2010-04-01
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2009

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

(510) 933-3000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 Par Value per Share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of June 30, 2009, the aggregate market value of the registrant's Common Stock ($0.001 par value) held by non-affiliates of the registrant was $11,664,254 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation Capital Market System.

Number of shares of Common Stock ($0.001 par value) outstanding as of March 12, 2010: 3,789,067 shares

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2010. Such Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements forecasting our future financial condition and results, our future operating activities, market acceptance of our products, expectations for general market growth of handheld computers and other mobile computing devices, growth in demand for our products, expansion of the markets that we serve, expansion of the distribution channels for our products, adoption of our embedded products by third-party manufacturers of electronic devices, and the timing of the introduction and availability of new products, as well as other forecasts discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "may," "will," "predicts," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management's beliefs, and assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Factors that could cause actual results and outcomes to differ materially include, but are not limited to: continued weakness in the U.S. and world economy generally and in the markets we serve in particular; the risk of delays in the availability of our products due to technological, market or financial factors including the availability of necessary working capital; our ability to successfully develop, introduce and market future products; our ability to effectively manage and contain our operating costs; the availability of announced third-party handheld computer hardware and software that our products are intended to work with; product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with; continued growth in demand for handheld computers; market acceptance of emerging standards such as Bluetooth and wireless LAN and of our related connection, data collection and mobile handheld computer products; the ability of our strategic relationships to benefit our business as expected; our ability to enter into additional distribution relationships; or other factors described in this Form 10-K including "Item 1A. Risk Factors" and recent Form 8-K and Form 10-Q reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the consolidated financial statements and notes included elsewhere in this report, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

Item 1. Business

The Company

We are a producer of mobile computing hardware systems serving the business mobility markets. We offer a family of handheld computer products and a wide range of data collection products. We also offer embedded Bluetooth and wireless LAN products. Our data collection peripheral products also work with many third-party mobile handheld devices including smartphones, handheld computers, tablet computers, ultra-mobile personal computers (UMPCs), and notebooks, adding data collection and connectivity capabilities to these devices. Our products are designed to run or enhance mobile applications that enable the accessing, collection and processing of data by employees while mobile. Our mobile computing products utilize popular Bluetooth and wireless LAN connection technologies. Our plug-in and cordless data collection products offer a variety of data collection technologies including laser scanning, two dimensional (2D) and linear (1D) barcode scanning, plus we offer RFID (radio frequency identification) and magnetic stripe readers. See "Products" for more information on the products that we produce.

More than 200 software integration companies are offering or developing vertical software applications for use with our handheld computers and data collection products. Healthcare and hospitality are two of the primary areas of focus for our software integration partners and more than half of our handheld computer sales now come from organizations within the healthcare and hospitality industries. Other vertical markets benefiting from our mobile solutions include retail merchandising, automotive, government and education. These mobile solutions are designed to improve the productivity of business enterprises and service providers by automating manual tasks, improving the quality of information collected, and enhancing mobile productivity by processing and transferring information from remote locations and mobile devices to the business or medical enterprise, and then if required, back to the remote locations and mobile devices. See "Vertical Market Applications", "Market Dynamics" and "Marketing Strategy" for more information on the markets that we serve and our application partners.

We believe growth in the mobile workforce along with technical advances and cost reductions in mobile devices and networking technologies and the pervasive use of the Internet are driving broader adoption of mobile computing. Our products are designed to address the growing need for mobile computing by today's mobile workforce by enabling them to run or enhance mobile applications that allow access to business data files, or collect and process data while mobile, thereby enhancing their productivity and allowing them to exploit time sensitive opportunities and improve customer satisfaction. Overall, our hardware products enable mobile third-party applications to become complete mobile data collection and connectivity solutions.

We also make available to original equipment manufacturers ("OEMs") our component Bluetooth and wireless LAN technologies. We develop these components for our own products and leverage that investment through the sale of modules and plug-in cards to OEM manufacturers to embed into their products, including driver and device management software that is designed to simplify the ability of mobile employees to get and stay connected with Wi-Fi as well as with Bluetooth.

Total employee headcount on December 31, 2009 was 70 people. We subcontract the manufacturing of all of our products to independent third-party contract manufacturers located in the U.S., China and Taiwan and who have the equipment, know-how and capacity to manufacture products to our specifications. Our handheld computers and peripheral products are sold through a worldwide network of distributors and resellers, vertical industry partners, and value added resellers (VARs). Our OEM products are sold directly to the original equipment manufacturers. See "Personnel," "Sales and Marketing," and "Manufacturing" for additional information about our personnel, sales and marketing and manufacturing operations.

We have financed our operations since inception primarily from the sale of equity capital and have no material long term debt. We also have a receivables-based working capital line of credit with a bank that we use for additional cash resources.

We were founded in March 1992 as Socket Communications, Inc. and reincorporated in Delaware in 1995 prior to our initial public offering in June 1995. We began doing business as Socket Mobile, Inc. in January 2007 to better reflect our market focus on the mobile business market and changed our legal name to Socket Mobile, Inc. in April 2008. Our Common Stock trades on the NASDAQ Capital Market under the symbol "SCKT". Our principal executive offices are located at 39700 Eureka Drive, Newark, CA 94560, and our phone number is (510) 933-3000. Our Internet home page is located at http://www.socketmobile.com; however, the information on, or that can be accessed through, our home page is not part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports are available free of charge on or through our Internet home page, as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Products

Our products are classified into three broad product families:

  Mobile handheld computer products;
  Mobile peripheral products for data collection and connectivity; and
  OEM embedded products.

Our mobile handheld computer products are designed to be durable, lightweight and dependable devices which meet the requirements of the healthcare and hospitality markets we serve. Our initial model, the SoMo® 650 (SoMo is derived from Socket Mobile), was introduced in June 2007 with initial volume shipments in September 2007, and features the Microsoft Windows Mobile Classic operating system, Versions 5.0 and 6. Windows Mobile is the industry standard OS for mobile applications thereby ensuring that the SoMo is compatible with a large number of business applications and giving workers a familiar computing environment. Our mobile handheld computers are easy to customize for a particular application with peripherals and accessories. The SoMo products have an expected product life cycle of three to five years which meets the needs of our customers who are deploying mobile solutions. In order to extend the life of the current product family, we expect to upgrade SoMo technology components from time to time in response to decisions by component manufacturers to improve or replace their components. The SoMo's features include wireless LAN and Bluetooth, a fast processor, a large, bright screen display enabling its use outdoors, large amounts of SDRAM and flash memory, an extended battery, programmable action buttons to activate peripheral devices, reinforced CompactFlash and SDIO card slots, and a durable case. The SoMo is available with multiple language support. The SoMo 650 was specifically designed without an integrated mobile phone to serve the market for business mobility applications that are not mobile phone centric such as medication dispensing in the healthcare market or serving tables in the hospitality market, many of which use Bluetooth or wireless LAN connections for data communications. In late 2008, we introduced the SoMo 650 Rx Model made with antimicrobial materials added to the case plastics to provide an extra layer of protection to the device to aid against the multiplication and spread of potentially harmful bacteria and microbes found in healthcare environments. We also introduced a SoMo 650 Dx Model without Bluetooth or wireless LAN for high security environments. We have also developed accessory products such as a back pack to enable direct connections to mobile phone networks using network phone cards and a durable case to provide additional protection in the event the computer is dropped. In addition, we work with third-party accessory providers, who have qualified to make a number of accessory products that work with the SoMo family of products, including headsets, battery chargers, keyboards, and smartcard readers. We are in the process of approving mobile printers for use with our products. Mobile handheld computer products and accessories represented approximately 38 percent, 18 percent and 6 percent of our revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

Our mobile peripheral products consist of data collection, connectivity and through September 30, 2009, serial interface products, which together represented approximately 43 percent, 47 percent and 67 percent of our revenues for the three years ended December 31, 2009, 2008 and 2007, respectively.

Our data collection products enable the electronic collection of data from barcodes, radio frequency identification (RFID) tags, or magnetic stripes and consist of:

  barcode scanning products that plug into or connect wirelessly to handheld computers, tablet computers, ultra-mobile personal computers, notebook computers and smartphones that use Windows Mobile, Windows CE, Windows 7/Vista/XP/Embedded, RIM Blackberry, or Nokia Symbian for E Series operating systems, and turn these devices into portable barcode scanners and RFID readers that can be used in various retail and industrial workplaces; our cordless hand scanner and cordless ring scanner may also be connected wirelessly to a desktop computer, enabling mobile barcode scanning around a fixed workstation;
  RFID plug-in products that read radio frequency identification tags;
  a combination plug-in barcode scanner and RFID reader; and
  a plug-in magnetic stripe reader.

Our plug-in and Bluetooth cordless data collection products offer a variety of data collection price/performance levels. Our plug-in barcode scanners are available in both CompactFlash and SDIO form factors and we offer standalone Cordless Hand Scanners that use Bluetooth as the connection interface. We also offer a ring scanner worn on the index finger which connects via Bluetooth to computing systems. During this past year, we realigned our data collection barcode scanning products to introduce an entry level laser barcode scanner, upgraded the durability of our ring scanner, and introduced both a CompactFlash and a Bluetooth cordless 2D barcode scanner. 2D scanning enables larger amounts of data to be scanned compared to linear 1D barcodes, and the use of 2D scanning is becoming more widespread.

We have developed extensive barcode scanning and RFID reading software called SocketScan that supports our data collection products, and support software developer kits that assist third-party developers in integrating our SocketScan software and our hardware products into their applications and solutions.

Our connectivity products are connection devices that can be plugged into standard CompactFlash or Secure Digital SDIO expansion slots in handheld computers, tablet computers, ultra mobile personal computers, and notebook computers that use Windows Mobile, Windows XP/Vista, or Windows Tablet operating systems. These products allow users to connect their devices over a wire via Ethernet or telephone to communicate with other networks and devices such as desktop computers, other handheld computers, tablet computers, ultra-mobile personal computers, and notebook computers, smartphones and printers. Our connectivity products include:

  a modem for telephone connections that connects over a cable; and
  an Ethernet card for local area network connections that connects over a cable.

Most users of mobile computing devices now connect to networks wirelessly, and we expect to phase out our connectivity products during 2010.

Our serial interface products enable the connection of a mobile computer to electronic devices either by way of a plug-in card (one, two or four ports) connecting over cables, or wirelessly over a Bluetooth network. These products were legacy products first introduced in 1993, and we have been selling them over the past several years under a SocketSerial brand name and logo. Serial technology has gradually been replaced by alternative technologies such as USB (Universal Serial Bus) and serial product revenue had become less than 5 percent of our total revenue. On September 30, 2009, we sold our serial product technology and business to Quatech, Inc., who will continue to offer the line under the SocketSerial brand, and we discontinued distributing the product line in our distribution channels.

Our OEM embedded products consist of Bluetooth and wireless LAN modules and plug-in cards used primarily by Original Equipment Manufacturers (OEMs) of industrial grade handheld computers and other devices to build wireless connection functions into their products using the Bluetooth and wireless LAN standards for wireless connectivity. Our plug-in cards and modules using the Bluetooth standard for short-range wireless connectivity include extensive communications software enabling the use of these products. Our Bluetooth products use the Bluetooth 2.1 + EDR standard, upgraded from the Bluetooth 2.0 standard used in 2008, continuing our commitment to keep our Bluetooth products current with evolving Bluetooth technology standards. Our plug-in cards for connecting wirelessly to local area networks were upgraded in 2009 to use the wireless LAN 802.11 a/b/g Wi-Fi standard, upgrading our products from the wireless LAN 802.11b/g standard used in 2008. Our wireless LAN products include extensive communications software with Cisco Compatible Extensions (CCX) designed to make these products easy to use. In 2008 our Bluetooth module sales peaked due to last time buys of older Bluetooth chip technology that was being phased out by the chip manufacturer. Our OEM product sales are primarily based on the acceptance of our designs by OEM customers (referred to as design-wins), and the product transitions described have resulted in last-time buys and reductions in ongoing revenue as new design-wins are pursued. OEM embedded products represented approximately 19 percent, 35 percent and 27 percent of our revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

Our SocketCare services provide extended warranty and accidental breakage coverage for selected products including our handheld computers and our ring and cordless hand scanners. Premium service purchased at the time of product purchase provides coverage for three years. Service revenue was $0.3 million or approximately 2 percent of our revenue for the year ended December 31, 2009. Service revenues were insignificant for the years ended December 31, 2008 and 2007.

Vertical Market Applications

We support the use of our products by third-party software developers, value added resellers and end users in a number of vertical markets where workers are mobile and can benefit from the collection, processing and transmittal of data or access to data while mobile. We offer software developer kits to enable the integration of our Bluetooth, wireless LAN and data collection hardware and software programs with vertical market applications and we have a Vertical Industry Partners (VIP) Program supporting over 200 participants to promote the development of vertical market solutions using our products. For the program participants generating the largest amounts of revenue, the VIP Program includes competitive pricing, an online partner portal, tailored sales resources, and inclusion of partners in our marketing programs and communications tools including a listing on our Internet website at www.socketmobile.com.

Our product design priorities have focused on the healthcare and hospitality vertical market segments. Other vertical markets using our products in mobile applications include retail merchandising, automotive, government and education. Highlighted below are examples of partner solutions that result in productivity enhancing benefits to the users of the solutions:

Healthcare

Healthcare applications involve the real-time collection of and access to patient data, the updating of patient records, the prevention of medication errors, the management and control of pharmaceuticals prescribed for patients, and the analysis of patient laboratory specimens.

Aranz Medical, Ltd. has selected the SoMo handheld computer to run its Silhouette product suite for advanced wound care. The system provides comprehensive imaging, measurement and documentation capabilities that provide significant advantages for patients, healthcare providers and funding organizations.

Arrowhead Electronic Healthcare has developed electronic patient diaries to assist patients with chronic care conditions to manage and communicate their home therapy to caregivers.

Crosslink Orthopaedics equips its mobile sales force with the Socket SD Scan Card and a handheld computer to track inventory of surgery kits in real time.

El Rio Community Health Center expands patient access to medications by offering a free prescription delivery service that uses barcodes to keep prescription information confidential.

Epocal has integrated our handheld computer and CF plug-in barcode scanner into its blood diagnostic system.

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

Hypertag combines our handheld computer and their application software to create a visitor engagement and education program for museums, art galleries, visitor centers and other public attractions.

Neutron Solutions markets their Qlead system for use by exhibitors at tradeshow and industry events to capture, qualify and measure sales leads.

Retail Merchandising

Cardinal Tracking streamlines inventory management for automotive recyclers, and announced the adoption of their mobile solution by Buddy Automotive Innovations.

First Stop Convenience Stores uses our barcode scanners to streamline inventory processes.

Kelleher Corporation fulfills sales orders for its lumber and molding products more than 600% faster by using our scan card and a handheld computer to track inventory in real-time and dispatch sales orders right from a Home Depot store.

Fujitsu Systems is marketing a mobile point of sale solution with their tablet notebooks.

Automotive

Manheim Auto Auction, the largest wholesale auto auction in the United States, enables dealers to view pricing and other details about vehicles being auctioned while the dealers are mobile.

Tiva Software's Pricebook Connect software is used by First Stop Convenience Stores with a handheld computer barcode scanning solution to streamline ordering, pricing, inventory and back office activities.

Government and Education

Hanson Bridgett LLP tracks law library materials with a mobile self-checkout system.

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

Advances in mobile network access and transfer speeds enable mobile computing device users to access the Internet, send and receive email including attachments, access corporate data files, and transfer data directly to and from other mobile devices using Bluetooth wireless technology or cables for short distances, wireless local area networks, or broadband cellular networks with increased speed and bandwidth. Our connectivity products and technologies (wireless LAN and Bluetooth) are designed to easily add these technologies to mobile devices. In addition, mobile devices with standard expansion capabilities are effective at collecting data. Our data collection products are designed to facilitate the collection of barcode, RFID, and magnetic stripe information on these devices by plugging into the standard expansion slots of these data collection devices or connecting wirelessly over a Bluetooth connection.

Handheld computers have traditionally been classified into consumer and industrial categories. Consumer devices such as those offered by Hewlett-Packard are designed for personal use and fit in a pocket or purse. Industrial devices such as those offered by Motorola and Intermec are designed for rugged environments such as outdoors or in warehouses and are much larger, heavier and more expensive. Businesses have had to choose from these two categories in designing mobile solutions, and we believe neither solution is an ideal fit for many business needs. Consumer units often are not designed with the durability required for the more extensive use required by businesses. Industrial units are designed for warehouse or inclement weather conditions and add unnecessary size, cost and expense for those businesses not needing that level of ruggedness. Our SoMo product line is designed to service this business market. Our mobile handheld computers are similar in size and weight to consumer units which fit in a pocket or purse, but are designed to be more durable and come with our extensive SocketScan middleware software that works with our barcode scanning, RFID and magnetic stripe reader products, and our Bluetooth and our wireless LAN driver and management software. Our wireless LAN software incorporates features needed by businesses such as seamless roaming to improve worker connectivity and the worker experience in using wireless LAN, easy and reliable Bluetooth connections with Socket's Connect!Agent, and multiple language support. Other features needed by businesses include fast processors, large memory and extended battery life. Recently added to our mobile handheld computer family of products were handheld computer models made with antimicrobial materials added to the case plastics to provide an extra layer of protection to the device to aid against the multiplication and spread of potentially harmful bacteria and microbes found in healthcare environments. Compared to industrial devices, our computers are smaller in size and weight, less rugged, and less expensive. Our entire product line of handheld computers is offered with the expectation that they will be offered for sale for a minimum three to five year time period which reduces the number of times customers must upgrade their systems and test and purchase new devices.

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

Third-party applications for enterprises are becoming available in increasing numbers. Third-party software applications are becoming increasingly available for the collection, processing and transfer of information by a mobile workforce. Mobile computing devices are being used for such diverse applications as checking patient medications when administering them in a hospital, capturing lot numbers of drug samples given to a doctor, managing the stocking of shelves in retail establishments, or entering sales orders from the field. We have supported the development and deployment of our products in third-party applications through our Vertical Industry Partners Program and more than 200 companies are part of this program. Our Vertical Industry Partners Program is described more fully under "Vertical Market Applications." The availability of productivity-enhancing application software is a major driver of enterprise deployment of mobile computing devices.

Marketing Strategy

Our marketing strategy has been to transition from being a peripherals supplier to being a systems supplier to the Business Mobility markets, capitalize on our strategic relationships, expand and improve our product offerings including software to enable wireless and wired connections designed to provide an easy-to-use experience, build a strong brand name, support the development of third-party software applications and integrator solutions, expand awareness within the business community of the data collection capabilities of all of the mobile computing platforms that we serve including smartphones, tablets, and notebook computers, and market the strengths of our wireless driver and management software to other equipment manufacturers of mobile devices.

Transition from peripherals supplier to systems supplier to the Business Mobility markets. Our introduction in June 2007 of our handheld computer marked the start of our transition from being a peripherals supplier to being a systems supplier. As a peripherals supplier, we were dependent upon other third-party computer manufacturers for the handheld computers that comprised mobile business solutions. Changes by such third-parties to handheld computer models, operating systems and handheld computer programs forced us to expend significant efforts to make our peripherals work following such changes. Customer support was also more complicated in determining whether any reported problems were due to the handheld computer or to our peripherals. Solutions being developed by third-party application providers were also more complicated by the need to integrate their solutions with multiple hardware manufacturers. Although we continue to support third-party handheld computers, with the introduction of our mobile handheld computer we offer a complete hardware solution consisting of a mobile handheld computer and peripherals which allows value added resellers and systems integrators to offer a one-stop solution in combination with vertical software applications for the mobile workforce. We have also expanded and refocused our sales personnel from selling peripherals, in which we'd work closely with the handheld computer manufacturers and their distribution channel partners, to selling systems, in which we are working more closely with third-party application providers, value added resellers and systems integrators. Since the introduction of our SoMo family of handheld computers in 2007, we have sold more than 25,000 units around the world and sales of our handheld computer family of products grew to $6.2 million in 2009 or 37% of our revenue.

Capitalize on Strategic Relationships. We support and encourage direct endorsements and referrals for our products from our strategic relationships, including operating system providers, device manufacturers, third-party software developers, vertical industry partners, distributors, and end-user customers. We actively promote third-parties to integrate our products into their solutions through our Vertical Industry Partners Program. We have a team of employees that manages each strategic relationship, and we provide software developer kits, training and technical support to our software and hardware developers. We coordinate our product development efforts with Microsoft on an ongoing basis, with the goal of ensuring that our current and future products are compatible with new releases of Microsoft's operating systems. We spend extensive engineering time and resources to ensure that our data collection peripheral products are compatible with a wide variety of handheld computers including Windows Mobile handheld computers, the Blackberry from Research-In-Motion, and smartphones using the Microsoft Windows Mobile and Nokia E71 operating systems. We are active in a number of standards setting bodies whose technologies are used in our products including the Bluetooth SIG (Special Interest Group), SD Card Association, and AIM, the international trade association representing automatic identification and mobility technology solution providers.

Expand and improve our product offerings. We offer a wide range of data collection and connectivity peripheral products that are used with our SoMo family of mobile computers and other third-party mobile devices, and we encourage our distributors to carry the full range of our products. The goal is for customers to view Socket as a primary source for their mobile application needs, instead of having to rely on individual product offerings from a number of different companies. During the past three years, we introduced a mobile handheld computer and added many operating system features such as multiple language support, upgrades to the latest versions of the Windows Mobile operating system without replacing the versions first introduced, and upgraded Bluetooth and wireless LAN management software. We have expanded our data collection product offerings with 2D imaging technology that is replacing 1D or linear bar code scanning in many mobile applications. We design our products to comply with the regulations of the many worldwide agencies that regulate the safety, performance and use of electronic products.

Build a Stronger Brand Name. We are building a brand image of "Business Mobility Now!™" This image closely associates us with business and medical mobility solutions and to reflect this image, we changed our name to Socket Mobile, Inc. in April 2008. We stress with customers the design of our products for the mobile enterprise markets, emphasizing quality and standards-based connectivity. Mobility requires products that are compact and designed to be handled while mobile, with low power consumption to extend time between charges, and easy to use. We work closely with our partners developing productivity enhancing applications for the mobile workforce. Our overall company brand identity and positioning goal is to become "the leading provider of easy-to-deploy business mobility systems and peripherals to the Business Mobility market."

Support the development of third-party software applications and integrator solutions. We have created software developer kits (SDK's) for many of our products including barcode scanning, RFID, Bluetooth, and wireless LAN. In addition, we have employees dedicated to assisting developers and integrators with integrating our products into their solutions. Our Vertical Industry Partners Program includes over 200 companies that offer or are developing software solutions which incorporate Socket products. These solutions primarily involve handheld computing and data collection and address improving the productivity of the mobile workforce in a number of vertical markets including healthcare, hospitality, retail merchandising, automotive, government and education.

Expand awareness within the business community of the data collection capabilities of all of the mobile computing platforms that we serve including smartphones, tablets, and notebook computers. Our data collection software SocketScan has been designed to enable our barcode scanning peripherals to work on a number of third-party computing platforms including smartphones (Blackberry, Windows Mobile and Nokia E71 devices), tablets, UMPCs, and notebook or desktop computers (Windows based). Most of these devices can be used to collect barcode scanned or RFID read information from our Bluetooth enabled or plug-in scanners and readers, however many application providers are not aware of the capabilities of these devices, and increasing such awareness is a key step at increasing the number of mobile data collection applications available on these devices.

Market the strengths of our wireless driver and management software to original equipment manufacturers of mobile devices. To capture embedded connection business from original equipment manufacturers, we have built relationships with certain mobile device manufacturers and work with them to integrate our Bluetooth and wireless LAN modules and value-add software into their own product designs. Our value-add is the extensive driver and management software for Bluetooth and wireless LAN products that we use in our own products. The majority of these manufacturers are building vertical application devices for special purpose markets and it is often cost effective for them to purchase Bluetooth and wireless LAN software and connection cards or modules rather than developing and maintaining such software themselves. We have an internal team of employees that manages our OEM products business. We also provide software developer kits to our mobile device manufacturer customers to assist them as needed to integrate our embedded products into their mobile devices.

Competition and Competitive Risks

The overall market for mobile computing solutions is both complex and competitive. Our hardware products compete with similar hardware products in all of our markets in the United States, Europe and Asia. However, our longtime focus on creating innovative mobile solutions for the mobile workforce has resulted in good brand name recognition and reputation. We also believe that our brand name identifies our products as durable, dependable, small form factor, low power and easy to use, and the breadth of our product offerings, including the extensive features of our software, will continue to differentiate us relative to our competitors. The addition of a mobile handheld computer since June 2007 has enabled us to better control the handheld computing environment for our peripheral products and allows us to offer one-stop shopping for the hardware portion of mobile business solutions. Our handheld computer is becoming better recognized for its features and capabilities with over 25,000 units shipped since its introduction in June 2007 through the end of 2009. The competition in each of our product families is discussed in more detail below.

Mobile handheld computers. Our SoMo mobile handheld computers address the price/performance market gap between consumer handheld computers and industrial-grade handheld computers. Consumer-oriented handheld computers offer fewer features at a lower cost than industrial handheld computers. Our SoMo mobile handheld computer offers improved features beneficial in a business environment including increased durability, improved software features such as wireless LAN roaming (staying connected between wireless LAN access points), and a combination of a fast processor, large memory, CompactFlash and Secure Digital plug-in slots to add peripherals directly into the computer and wireless LAN and Bluetooth technologies to enable the transfer of data wirelessly. The SoMo mobile handheld computer is less rugged than an industrial handheld computer but has many of the same features at a significantly reduced price point. More recent additions to our family of SoMo mobile handheld computers are addressing specific needs of our customers such as the introduction of units made with an antimicrobial additive in the case plastics to provide an extra layer of protection to the device to aid against the multiplication and spread of potentially harmful bacteria and microbes found in healthcare environments. Consumer grade handheld computers are offered by Hewlett-Packard and others but the trend has been for them to offer more phone integrated units. In 2008, Siemens and Acer discontinued their units that did not have integrated phones, thus reducing the number of alternatives to the SoMo handheld computer available in the marketplace. Ruggedized industrial grade handheld computers are offered by Motorola, Intermec, Honeywell and others. These companies have offered handheld computers for many years and have an established market presence. Their handheld computers are functional competitive alternatives to our mobile handheld computers, but are priced significantly higher and in most cases are larger in size because of their ruggedized features.

Data Collection Products. Our laser and imager barcode scanning products face competition from ruggedized integrated barcode scanning devices from Motorola, Intermec, Honeywell, Datalogic and others. We purchase laser engines from Motorola and imagers from Intermec for use in our products. We face competition outside of the United States from a product similar to our plug-in barcode scanning card from BeInteractive, from products similar to our Cordless Hand Scanner from Baracoda and from Code Corporation, and from other competitive laser scanning products from Grabba (Australia) and Opticon (Japan). Motorola's patent position for laser barcode scanning tends to limit the sale of laser scanning barcode products by competitors in the United States, but a number of the Motorola patents will expire over the next several years, and we may face increasing competition from competitors both inside and outside the United States. We produce our laser barcode scanning products under a license from Motorola, which, to date, has not licensed these technologies to potential competitors. Motorola has historically been selective in licensing their technologies to third-parties. The continued availability of our licenses from Motorola and the continued absence of other licensees are dependent upon future licensing decisions by Motorola.

In addition, companies such as Intermec have improved imager technology making such technology a viable alternative to laser scanning, and we expect both our laser and our imaging products to face more competition over time from devices deploying imaging technology.

Connectivity Products - Cable Connections. Our SDIO modem and low power Ethernet cards face competition from a number of manufacturers including Ambicom Technology, Billionton Systems, Hawking Technologies, Zonet, OvisLink, Trendware and Xircom. These products use legacy technologies that are being replaced by wireless LAN alternatives and by wireless mobile phone connectivity replacing connectivity through land line phones.

Serial Interface Products. Our serial interface card products and business were sold on September 30, 2009 to Quatech, Inc., a former competitor of this product line, who plans to continue to offer the product line under its SocketSerial brand name.

OEM Embedded Products - Wireless Connections. We offer our wireless connection Bluetooth and wireless LAN technologies in the form of modules for embedding in third-party devices. We also offer SDIO plug-in cards that may be plugged into the expansion slots of devices needing these technologies. We compete based on our brand name and customer support infrastructure, as well as software enhancements that provide ease-of-use, security features, and monitoring and troubleshooting tools. Our Bluetooth and wireless LAN software works well with our hardware, providing us a complete solution for embedding Bluetooth and wireless LAN connections into third-party devices.

Manufacturers in Asia selling primarily hardware, such as Alps, Murata, and TaiyoYuden, along with integrators such as Bluesoft, ConnectBlue, Stonestreet One and Summit Data, are able to produce all or part of embedded solutions which may compete with our products and services. In addition, manufacturers of products that are sold in high volume may choose to build and support their own Bluetooth or wireless LAN connections.

Our wireless LAN cards face competition in the market today principally from other manufacturers of low power wireless LAN 802.11 cards, including AmbiCom, Mobis, Silex, Spectec and Summit Data for SDIO cards. Our wireless LAN 802.11 a/b/g cards and modules incorporate the most recent wireless LAN technologies for mobile devices, but we anticipate that other competitors will follow with similar products.

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

Another area of intellectual property is our expertise in embedded radio-dependent firmware. Within our Bluetooth cordless products are software and firmware that include a wide variety of functions to enable efficient radio control and overall systems functionality. For cordless barcode scanning and RFID reading, this includes our patented Error Proof Protocol, which is designed to ensure that scanned data is correctly received by the mobile computing device and allow for real-time validation of data and error notification to the user. We have developed a library of software drivers and control modules that allow our products to operate in handheld computers running the Windows Mobile operating systems and in notebooks running Windows 7/Vista/XP operating systems. We have been awarded sixteen U.S. Patents and ten design patents covering various inventions that relate to mobile products and to the design of our products. In July 2004 we also acquired from Khyber Technologies a U.S. patent entitled Card Shaped Computer Peripheral Device. The patent is a basic patent covering the design and functioning of plug-in barcode scanners, barcode imagers, and RFID products. We have additional patents covering our proprietary technology pending with the U.S. Patent and Trademark Office.

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

Personnel

Our future success will depend in significant part upon the continued service of certain of our key technical and senior management personnel, and our continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Our total employee headcount as of December 31, 2009 was 70 people. Our employees are not represented by a union, and we consider our employee relationships to be good.

Sales and Marketing

We target business customers in selected vertical markets with our products. Most of our products, except our embedded products, are sold through distributors and resellers that service businesses. Our OEM embedded products are sold directly to the manufacturers of products in which our products are embedded. The geographic regions we serve include the Americas, Europe, the Middle East, Africa and Asia Pacific.

During the year ended December 31, 2009, 58 percent of our sales were in North America, 31 percent in Europe, and 11 percent in Asia and Pacific Rim countries. In 2008, 64 percent of our sales were in North America, 24 percent in Europe, and 8 percent were in Asia and Pacific Rim countries. In 2007, 65 percent of our sales were in North America, 27 percent in Europe and 8 percent in Asia and Pacific Rim countries. Export sales are subject to the complications of complying with laws of various countries and the risk of import/export restrictions and tariff regulations.

We market our products through a worldwide network of distributors and resellers, as well as through original equipment manufacturers and value added resellers. In addition, we have more than 200 companies that are participants in our Vertical Industry Partners Program. Participants offer or are developing third-party software applications that utilize our products with their software solutions. Vertical markets addressed by participants include healthcare, hospitality, retail merchandising, automotive, government and education. Applications are designed to enable mobile workers to access data and record information while mobile. See "Vertical Market Applications" for additional information. We support our distributors, resellers, integration and application partners with software developer kits and we provide education, training and customer assistance through our sales, marketing, and technical support staff in the U.S., Europe and Asia-Pacific regions. As of December 31, 2009, we had 28 people in sales, marketing and customer support.

Our United States distributors Ingram Micro and Tech Data Corporation, accounted for 18 percent and 17 percent of our revenue in 2009, respectively. In 2008, Ingram Micro accounted for 16 percent of our revenue, Tech Data accounted for 15 percent of our revenue and our OEM customer Intermec accounted for 14 percent of our revenue. In 2007, Ingram Micro accounted for 13 percent of our revenue and Tech Data accounted for 23 percent of our revenue.

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

Manufacturing

We subcontract the manufacturing of substantially all of our products to independent third-party contract manufacturers located in the U.S., China, and Taiwan and who have the equipment, know-how and capacity to manufacture products to our specifications. We perform final product testing and package our products at our Newark, California facility for most of our sales. As of December 31, 2009, we had 21 people employed in manufacturing operations, including planning, buying, manufacturing engineering, quality control, product assembly, shipping and receiving, and product support.

Certain of our products or product components are available from only one vendor. These sole sourced products or components include the interface chip that controls the signal transmission between all of our plug-in CompactFlash products (except our Ethernet and wireless LAN cards) and the card slot on the mobile computer, our Ethernet, wireless LAN and Bluetooth chips, our imager and laser scanning engines, our SDIO plug-in cards, and certain cable and connector components and several major components of our mobile handheld computers including our flash memory, screen, processor and audio components. Although to date we have generally been able to obtain adequate supplies of these products or components, they are generally purchased on a purchase order basis under standard commercial terms and conditions, and we do not have long-term supply contracts for these products or components. Accordingly, the manufacturers could stop providing these products or components to us at any time. Alternatively, although our suppliers are generally large, well-financed organizations, they could encounter financial difficulties that interfere with our product supplies. In such an event, we could experience a decline in revenues until we establish sufficient manufacturing supply through an alternative source. Locating and qualifying alternative suppliers, and commencing new manufacturing operations, could take a significant period of time, although we believe that we can relocate manufacturing or find alternative suppliers for sole sourced products or components should it become necessary. We generally stock higher inventory quantities of sole sourced products or components as safety stocks to mitigate the risk of supply disruption.

Research and Development

Since our inception, we have made substantial investments in research and development. Research and development expenditures were $2.9 million in 2009, $4.5 million in 2008, and $5.0 million in 2007. The amount of expense is determined in part by the number of development projects.

As of December 31, 2009, we had 10 people on our product development staff, and we hire engineering consultants to perform additional engineering services as required. We anticipate that we will continue to commit substantial resources to research and development in the future.

General and Administration

As of December 31, 2009, we had 11 people responsible for our financial and administrative activities including accounting and finance, personnel, internal computer systems and administrative support.

Item 1A. Risk Factors

Our independent registered public accounting firm included an explanatory paragraph in their report expressing substantial doubt about our ability to continue as a going concern.

Our financial statements have been prepared on a going concern basis. The report of our Independent Registered Public Accounting Firm on our financial statements for the year ended December 31, 2009 contains an explanatory paragraph noting that certain conditions raise substantial doubt about our ability to continue as a going concern. These conditions include continuing operating losses, declines in our working capital balances and our failure to achieve the revenue levels required to maintain compliance with our bank line covenants. Our ability to continue as a going concern is dependent upon our ability to establish profitable operations and to raise additional financing. We have been taking steps intended to reduce operating losses and achieve profitability including the introduction of new products, continued close support of our distributors and of our application partners as they establish their mobile applications in key vertical markets, and management of our costs. We believe that we will be able to improve our liquidity and secure additional sources of financing by managing our working capital balances, returning to compliance with the bank line covenants as operating results improve, and raising additional capital as needed, including development funding from development partners and the issuance of additional equity securities. There can be no assurance that we will be successful in achieving any of these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our inability to secure and maintain the necessary liquidity will have a material adverse effect on our financial condition and results of operations. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

The global economic financial crisis may continue to have an impact on our business and financial condition in ways that we currently cannot predict, and may further limit our ability to raise additional funds.

The continued credit crisis and related turmoil in the global financial system may continue to have an impact on our business and our financial condition. We may face significant challenges if economic conditions and conditions in the financial markets do not improve or continue to worsen. In particular, should these conditions cause our revenues to be materially less than forecast, we may find it necessary to initiate further reductions in our expenses and defer additional product development programs. In addition, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions.

If we do not maintain compliance with the financial covenants in our bank line, which we are dependent upon as a source of cash for our operations, we may lose our ability to draw upon it and the bank may accelerate our obligation to repay the amounts due.

We are dependent upon our bank line under loan agreements with Silicon Valley Bank as a source of cash to fund our operations. The availability of the bank line is conditioned upon our complying with the terms of the loan agreements, including meeting certain financial covenants. We failed to meet our financial covenants at the end of April, May and June 2009. On July 7, 2009, we amended our loan agreements with Silicon Valley Bank in order to avoid defaults under the terms of these agreements due to our non-compliance with a covenant to maintain minimum liquidity based on an "adjusted quick ratio." The amendments provided for the waiver of our non-compliance with the adjusted quick ratio covenant for the months of April, May and June 2009, and replaced this covenant with new covenants that required us, commencing June 1, 2009, to maintain at all times minimum unrestricted cash and cash equivalents at the bank of not less than $1,000,000, and to achieve minimum revenue targets for each of the quarters ended June 30, 2009, September 30, 2009, December 31, 2009, and each quarter thereafter. We failed to meet the minimum revenue covenant for the quarter ended December 31, 2009. Subsequently Silicon Valley Bank agreed to forbear any actions relating to this event of default through March 24, 2010.

On March 3, 2010, we agreed with Silicon Valley Bank to extend the term of the existing credit facility to March 23, 2011 and to amend its terms. Under the terms of the amendment we are required to (i) maintain at all times a minimum balance of unrestricted cash and cash equivalents of no less than $1,000,000; and (ii) achieve minimum revenues of at least $4,565,000 for the quarter ending March 31, 2010; $5,495,000 for the quarter ending June 30, 2010; $6,115,000 for the quarter ending September 30, 2010; and $6,265,000 for the quarter ending December 31, 2010. The terms of the amendment extend the period that Silicon Valley Bank has agreed to forbear from enforcing its rights and remedies under the credit facility through April 30, 2010 relating to the existing event of default, and provides that Silicon Valley Bank will waive the existing event of default under the credit facility if we meet the requisite financial covenants on March 31, 2010.

Should we fail to meet any of the financial covenants specified in the credit facility agreement, such failure would constitute an event of default under the terms of the credit agreement, and Silicon Valley Bank may, among its remedies, declare all obligations under the credit facility immediately due and payable and terminate its forbearance. As of December 31, 2009, we had $1,002,088 outstanding under the loan agreements. Should the bank line become unavailable, we may not be able to find alternative sources of financing, and we may not be able to pay our liabilities and expenses when due, which could require us to suspend some or all of our current operations. It could also adversely affect the willingness of our vendors and employees to continue to work with us. As of December 31, 2009, we had $1,940,295 of unrestricted cash and cash equivalents at the bank. Our ability to maintain a cash balance at the required minimum level for compliance with the financial covenant is dependent on a number of factors, including our ability to (i) manage payment terms with our customers and suppliers, (ii) manage our inventory levels, (iii) achieve sufficient revenues, and (iv) manage our expenses. We can provide no assurance that we will be able to continue to meet the requirements under any of the financial covenants under the loan agreements.

We have a history of operating losses and may not achieve ongoing profitability.

We were profitable in the third quarter of 2009 due to the one time gain on the sale of our serial product line assets. We were unprofitable in each of other three quarters of 2009, unprofitable for fiscal year 2009 as a whole, and unprofitable in each of the quarters in fiscal years 2008, 2007, and 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005 as a whole. Fiscal year 2004 was the only profitable year in our history, and only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. To achieve ongoing profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash and bank line of credit to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

We may require additional capital in the future, but that capital may not be available, if at all, on reasonable terms or on terms that would not cause substantial dilution to your stock holdings.

We may incur operating losses in future quarters and would need to raise capital to fund such losses. Our forecasts are highly dependent on factors beyond our control, including market acceptance of our products and deployments by businesses of applications that use our handheld computers and our data collection products. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all.

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
  the timing of the introduction and deployments of new applications that work with our products;
  changes in the revenues attributable to royalties and engineering development services;
  product mix;
  timing of software enhancements;
  changes in the level of operating expenses;
  competitive conditions in the industry including competitive pressures resulting in lower average selling prices;
  timing of distributors' shipments to their customers; and
  general economic conditions and conditions specific to our customers' industries.

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

Our success has been dependent upon the ability of third-parties in the mobile computer industry to successfully develop products that include or are compatible with our technology and then to sell these products into the marketplace. Even if we are successful in marketing and selling our new line of mobile handheld computers, our ability to generate increased revenue depends significantly on the commercial success of other parties' Windows mobile products, particularly vertical market software applications for use with our handheld computer and peripheral products, and standard Pocket PC handhelds, phone-integrated devices, tablet computers, and other phone-integrated devices, including those from Palm, Nokia, and Blackberry, with which our plug-in and wireless peripherals can be used, and the adoption of these mobile computer devices for business use. A number of manufacturers of handheld computers have reduced the number of handheld products they offer, or curtailed development of future handheld computer products. If manufacturers are unable or choose not to ship new products such as Pocket PC and other Windows mobile devices, or experience difficulties with new product transitions that cause delays in the market as we have experienced in the past three years, or if these products fail to achieve or maintain market acceptance, the number of our potential new customers could be reduced and we might not be able to meet our sales expectations.

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

A significant portion of our revenue comes from two distributors, Tech Data Corp. and Ingram Micro, Inc., which together represented approximately 35%, 31%, and 36% of our worldwide revenues in fiscal years 2009, 2008, and 2007, respectively. We expect that a significant portion of our revenue will continue to depend on sales to Tech Data Corp. and Ingram Micro, Inc. We do not have long-term commitments from Tech Data Corp. or Ingram Micro, Inc. to carry our products. Either could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors' products. If we lose our relationship with Tech Data Corp. or Ingram Micro, Inc., we would experience disruption and delays in marketing our products.

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

We have devoted significant research and development resources to design activities for Windows Mobile, Windows CE, Windows 7/Vista/XP, RIM Blackberry, and Nokia Symbian for E Series operating systems, and more recently, to develop our own family of mobile handheld computers. Such design activities have diverted financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft, Research In Motion, or Symbian is obligated to continue the collaboration or to support the products produced from the collaboration. Consequently, these organizations may terminate their collaborations with us for a variety of reasons, including our failure to meet agreed-upon standards or for reasons beyond our control, such as changing market conditions, increased competition, discontinued product lines, and product obsolescence.

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

A number of our officers and senior managers have been employed for fifteen to eighteen years by us, including our President, Executive Vice President, Chief Financial Officer, and Chief Technical Officer. Our future success will depend upon the continued service of key officers and senior managers. Competition for officers and senior managers is intense, and there can be no assurance that we will be able to retain our existing senior personnel. The loss of one or more of our officers or key senior managers could adversely affect our ability to compete.

The expensing of options will continue to reduce our operating results and may continue to cause us to incur net losses such that we may find it necessary to change our business practices to attract and retain employees.

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options adversely affected our net income and earnings per share in each of the quarters in fiscal years 2009, 2008, and 2007, will continue to adversely affect future quarters, and will make profitability harder to achieve. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

Export sales (sales to customers outside the United States) accounted for approximately 42%, 37%, and 35% of our revenue in fiscal years 2009, 2008, and 2007. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

We have evaluated and will continue to evaluate our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the design and effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

As of March 12, 2010, we had 3,789,067 shares of Common Stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of March 12, 2010, we had 1,207,652 shares of Common Stock subject to outstanding options under our stock option plans, and 228,207 shares of Common Stock were available for future issuance under the plans. We have registered the shares of Common Stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of Common Stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of March 12, 2010, we had 77,642 shares of Common Stock subject to outstanding warrants issued in a private placement. We have registered the resale of all shares of Common Stock subject to the warrants. Accordingly, the shares of Common Stock underlying these warrants will be eligible for resale in the public market as soon as the warrants are exercised, subject to S-3 prospectus delivery requirements.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2009 through March 12, 2010, our Common Stock price fluctuated between a high of $3.98 and a low of $1.32. Following a one-for-ten reverse stock split effected on October 23, 2008, which significantly decreased the Company's share float, we have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our Common Stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a 37,100 square foot office facility in Newark, California under a lease expiring in June 2012. We have one option to extend the term of the lease for an additional five-year period with respect to the entire premises. This facility houses our headquarters and manufacturing operations, and is used by all segments of the Company. We believe that our current facilities are sufficient and adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 4. Reserved

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Company's Common Stock is traded on the NASDAQ Capital Market under the symbol "SCKT."

The quarterly high and low sales prices of our Common Stock, as reported on the NASDAQ Capital Market through March 12, 2010 (and the NASDAQ Global Market prior to June 10, 2008), and for the last two fiscal years are as shown below:

	Common Stock
Quarter Ended	High	Low
2008
March 31, 2008	$8.90	$4.30
June 30, 2008	$9.00	$5.10
September 30, 2008	$7.50	$4.20
December 31, 2008	$7.50	$0.50
2009
March 31, 2009	$3.79	$1.32
June 30, 2009	$3.98	$1.80
September 30, 2009	$3.49	$2.25
December 31, 2009	$3.65	$2.31
2010
March 31, 2010 (through March 12, 2010)	$3.25	$2.50

Note: The Company effected a one-for-ten reverse stock split on October 23, 2008. The sales prices of the Company's Common Stock in the above table for the periods prior to the reverse split have been retroactively restated to reflect the effects of the reverse split. See "Note 8 - Reverse Stock Split" for additional information.

On March 12, 2010, the closing sales price for our Common Stock as reported on the NASDAQ Capital Market was $2.94. We had 4,925 beneficial stockholders of record as of March 1, 2010. We have not paid dividends on our Common Stock, and we currrently intend to retain future earnings for use in our business and do not anticipate paying dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Performance Graph

The performance graph shown below shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of Socket Mobile, Inc. under the Securities Act of 1933, as amended, or the Exchange Act. The performance graph below shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from December 31, 2004 through December 31, 2009 comparing the return on the Company's Common Stock with the Russell 2000 Index and the NASDAQ Computer & Data Processing Index. No dividends have been declared or paid on the Common Stock during such period. Historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Socket Mobile, Inc., The Russell 2000 Index

And The NASDAQ Computer & Data Processing Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/04
12/05
12/06
12/07
12/08
12/09
Socket Mobile, Inc.
Russell 2000
NASDAQ Computer & Data Processing

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and the notes thereto in Item 8, "Financial Statements and Supplementary Data."

	Years Ended December 31
(Amounts in thousands except per share)	2005		2006		2007		2008		2009(c)
Income Statement Data:
Revenue	$25,034		$24,981		$24,118		$26,557		$17,127
Gross profit	$12,589		$12,191		$11,873		$12,390		$7,374
Operating expenses	$12,843		$15,120		$15,261		$15,074		$15,702	(	a)
Net loss applicable to common stockholders	$(215)		$(2,923)		$(3,340)		$(2,765)		$(7,889)	(	a)
Net loss per share applicable to common stockholders (b)	$(0.07)		$(0.93)		$(1.04)		$(0.86)		$(2.21)
Weighted average shares outstanding: (b)
Basic	3,018		3,145		3,193		3,219		3,562
Diluted	3,018		3,145		3,193		3,219		3,562

	At December 31,
	2005		2006		2007		2008		2009
Balance Sheet Data:
Total assets	$23,635		$22,787		$21,974		$19,757		$11,743
Bank line of credit	$2,309		$2,213		$2,622		$1,006		$1,002
Capital leases and deferred rent - long term portion	$8	$	---		$140		$110		$97
Preferred stock	$1	$	---	$	---	$	---	$	---
Total stockholders' equity	$16,814		$15,751		$13,534		$11,674		$5,388
Dividends and preferred stock accretion	$48		$11	$	---	$	---	$	---

(a) On January 1, 2006, the Company began accounting for share-based awards to employees, including grants of employee stock options, in its financial statements based on the fair values of the share-based awards. In 2009 and 2008, operating expenses and the net loss applicable to common stockholders includes stock compensation expense of $0.6 million and $0.7 million, respectively. In 2007, operating expenses and the net loss applicable to common stockholders includes stock compensation expense of $0.9 million and $1.0 million, respectively.

(b) Shares used in per share calculations of basic and diluted net loss per share reflect a one-for-ten reverse stock split effected by the Company on October 23, 2008. Net income and loss per share for the periods presented prior to the reverse split have been retroactively restated. See "Note 8 - Reverse Stock Split" for additional information.

(c) Amounts for 2009 include goodwill impairment charges of $5.4 million recorded as of December 31, 2009. Additional information regarding goodwill impairment is contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Note 1 - Summary of Significant Accounting Policies."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our financial statements for the year ended December 31, 2009. The application of these policies requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on a combination of historical experience and reasonable judgment applied to other facts. Actual results may differ from these estimates, and such differences may be material to the financial statements. In addition, the use of different assumptions or judgments may result in different estimates. We believe our critical accounting policies that are subject to these estimates are: Revenue Recognition and Accounts Receivable Reserves, Inventory Valuation, Stock Based-Compensation, and Valuation of Goodwill and Other Intangible Assets.

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

We also earn revenue from an extended warranty service program offered on select products. Revenues from the extended warranty service program are recognized ratably over the life of the extended warranty contract. The amount of unrecognized warranty service revenue is classified as deferred service revenue and presented on our balance sheet in its short and long term components. We also earn revenue from services performed in connection with consulting arrangements. For those contracts that include contract milestones or acceptance criteria we recognize revenue as such milestones are achieved or as such acceptance occurs. In some instances the acceptance criteria in the contract requires acceptance after all services are complete and all other elements have been delivered, in which case revenue recognition is deferred until those requirements are met.

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

Stock-Based Compensation

On January 1, 2006, we began accounting for share-based awards to employees, including grants of employee stock options, in our financial statements based on the fair values of the share-based awards. We use a binomial lattice valuation model to estimate the fair value of stock option grants made on or after January 1, 2006. The binomial lattice model incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these factors affect the estimate of the fair value of the stock option grants. We use a Black-Scholes valuation model for options granted prior to January 1, 2006.

Valuation of Goodwill and Other Intangible Assets

Goodwill is tested for impairment at least annually and between annual tests if indicators of potential impairment exist. We test goodwill for impairment at the reporting unit level. A two-step test is required to be performed to assess goodwill for impairment. The first step of the goodwill impairment test requires a determination of whether the fair value of the reporting unit is less than its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed only if the carrying value exceeds the fair value. The second step involves an analysis reflecting the allocation of fair value determined in the first step (as if it was the purchase price in a business combination). This process may result in the determination of a new amount of goodwill. If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill in the reporting unit, the difference is reflected as a non-cash impairment loss. The purpose of the second step is only to determine the amount of goodwill that should be recorded on the balance sheet. The recorded amounts of other items on the balance sheet are not adjusted. We have determined that we have one reporting unit for purposes of goodwill testing.

We estimate the fair value of our single reporting unit utilizing up to three valuation methods: market capitalization, income approach and market approach. Revenue and expense forecasts used in the evaluation of goodwill are based on trends of historical performance and our estimate of future performance. We assess the impairment of certain long-lived assets, including intangible assets with definite useful lives, at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Revenues

Our revenues have been classified into three broad product families for the years ended December 31, 2009, 2008, and 2007, and are presented in the following table:

(revenues in thousands)	Years ended December 31,						Increase (Decrease) in years
	2009		2008		2007		2009 vs. 2008	2008 vs. 2007
Product family:	$'s	%'s	$'s	%'s	$'s	%'s
Mobile handheld computer products	$6,467	38%	$4,730	18%	$1,342	6%	37%	252%
Mobile peripheral products:
Data collection	5,632	33%	9,296	35%	11,989	50%	(39%)	(22%)
Connectivity	815	5%	1,617	6%	2,470	10%	(50%)	(35%)
Serial interface	895	5%	1,608	6%	1,776	7%	(44%)	(9%)
	7,342	43%	12,521	47%	16,235	67%	(41%)	(23%)

OEM embedded products	3,318	19%	9,306	35%	6,541	27%	(64%)	42%
Total	$17,127	100%	$26,557	100%	$24,118	100%	(36%)	10%

Our mobile handheld computer product revenues in 2009 increased by $1.7 million from mobile handheld computer product revenues in 2008. We began shipping our first mobile handheld computer, the SoMo 650, to customers through our distribution channel in the second quarter of 2007. In the third quarter of 2007, we completed our objectives of ramping up production and fully stocking our distribution channel to enable the commencement of widespread customer evaluation, qualification, and deployment. We began offering Windows Mobile 6 Classic and multiple language support for the SoMo 650 in the second quarter of 2008, giving customers a choice of operating systems and languages to best fit their needs. In late 2008, we introduced the SoMo 650Rx with an antimicrobial case for the healthcare market designed to reduce the risk of the spread of bacteria from the use of handheld devices in a healthcare environment, and the SoMo 650DX without Bluetooth or wireless LAN for high security environments. Increased revenues in 2009 from our mobile handheld computer products reflect higher sales volumes due to a growing customer base with larger average unit deployments. Although the annual revenues in 2009 indicate growth in our mobile handheld computer revenues, we believe this growth has been slowed by the worldwide economic slowdown, as our customers are taking longer to make their deployment decisions. In the second half of 2009 mobile handheld computer revenues declined by 3% compared to the first half of 2009 due to the completion of a year-long roll-out to a key customer in the healthcare market early in the third quarter. Declines in sales to this key customer in the second half of 2009 were partially offset by growth in sales to existing customers in healthcare and other markets, which grew at a rate of 33% in the second half of 2009 compared to the first half.

Our mobile handheld computer product revenues in 2008 increased by $3.4 million from mobile handheld computer product revenues in 2007. Increased revenues for our mobile handheld computer products in 2008 reflect higher sales volumes due to a growing customer base with larger average unit deployments compared to 2007, and due to the fact that we did not start recognizing revenue for these products until the second quarter of 2007.

Our data collection product revenues in 2009 decreased by $3.7 million from data collection revenues in 2008. The decrease was due to a decline of $1.6 million in sales of our CompactFlash In-Hand Scan card product, a decline of $1.1 million in sales of our Cordless Hand Scanner, a decline $0.9 million in reduced sales of our SDIO In-Hand Scan card, and a decline in sales of our Cordless Ring Scanner. Revenue declines in 2009 were due primarily to lower sales volumes of these primary scanning products due to the effects of the worldwide economic slowdown which began in the fourth quarter of 2008.

Our data collection product revenues in 2008 decreased by $2.8 million from data collection revenues in 2007. The decrease was due to a decline of $1.2 million in sales of our CompactFlash In-Hand Scan card product, a decline of $0.7 million in sales of our Cordless Hand Scanner, and a decline $0.8 million in reduced sales of our Cordless Ring Scanner and our SDIO In-Hand Scan card. Data collection revenues in 2008 were slowed in the first quarter but began to recover in the second quarter due in part to delayed availability of new handheld computer models originally announced by a major handheld computer manufacturer in the third quarter of 2007, which did not begin shipping until February 2008. Such announcements and delayed timing of product availability typically slow customer deployments of our peripheral products because of the time needed by customers to evaluate or adopt the new handheld computer models. Following this revenue recovery was the fourth quarter of 2008, in which data collection product sales were adversely affected by the worldwide economic slowdown beginning in the fourth quarter and continuing throughout 2009.

Our connectivity product revenues for the three years presented in the above table consist of Ethernet plug-in cards, modems, and accessory products including our Mobile Power Pack, adapters and cables. Connectivity product revenues in 2009 decreased by $0.8 million from connectivity product revenues in 2008. The decrease was due primarily to a decline of $0.7 million from reduced sales of our modem plug-in products with remaining declines from reduced sales of our Ethernet plug-in products. Connectivity product revenues in 2008 decreased by $0.9 million from connectivity product revenues in 2007. The decrease was due to a decline of $0.5 million from reduced sales of our modem plug-in products and a decline of $0.3 million from reduced sales of our Ethernet plug-in products. Overall connectivity product revenues have declined in the periods presented, reflecting a trend of year-over-year reductions in corporate deployments of these wired connection solutions. Most users of mobile computing devices now connect to networks wirelessly, and we expect to phase out our connectivity products during 2010.

Our serial interface product revenues declined in 2009 by $0.7 million from revenues in 2008, and in 2008 declined by $0.2 million from revenues in 2007. The decrease in 2009 was primarily from declines of $0.6 million in sales of our standard serial PC card products with additional declines due to lower sales of our Bluetooth serial adapter product, which were due in part to the sale of our serial product line to Quatech, Inc. on September 30, 2009 (see "Note 6 - Sale of Product Line Assets" for more information). Our standard serial PC card products were primarily sold to connect peripheral devices or other electronic equipment to notebook computers. In 2008, half of the decline was from lower sales of our CompactFlash serial card products. Additional declines in 2008 were due to lower sales of our standard serial PC card products and cordless Bluetooth serial adapter product. Overall serial product revenues have declined in the periods presented, continuing a trend reflecting the gradual replacement of serial technology with USB and other newer connection technologies.

Our OEM embedded product revenues declined in 2009 by $6.0 million from revenues in 2008, and in 2008 increased by $2.8 million from revenues in 2007. Revenue decreases of $5.6 million in 2009 were from reduced sales of our Bluetooth modules to our OEM customers as a result of phasing out older Bluetooth technology and a last-buy purchase program. Our OEM customers made last-buy Bluetooth module purchases beginning in the third quarter of 2008, with the majority of these shipments occurring in the latter half of 2008, followed by the final remaining shipments completed primarily in the first quarter of 2009. Additional declines in 2009 of $0.5 million were from reductions in sales of our wireless LAN plug-in cards. Remaining declines in 2009 were from reduced sales of our Bluetooth plug-in cards, a trend that continued from 2008, reflecting lower overall requirements for these products by our OEM customer group and the availability of this wireless technology already built into handheld computers to our non-OEM customers. Partially offsetting these declines in 2009 were increases of $0.2 million in sales of our wireless LAN modules. Revenue increases in 2008 of $2.1 million were from increased sales of our Bluetooth modules due to a recovery in market conditions that existed in early 2007, and the last-buy purchases of Bluetooth modules in the latter half of 2008, already discussed above. In the first quarter of 2007 our OEM customers in the industrial ruggedized market segment experienced pronounced increased competition due to a short-term aggressive price discounting begun in the fourth quarter 2006 by a major competitor, a trend which adversely affected our related Bluetooth module revenues in the first quarter of 2007, but improved steadily in the following quarters of 2007 and throughout 2008, following cessation of the aggressive discounting by the competitor. Additional revenue increases in 2008 of $0.9 million were from increased sales of our wireless LAN plug-in cards reflecting a shift in our customer base for this product towards customers within our OEM customer group in need of this wireless technology and away from non-OEM customers for whom availability of this wireless technology was increasingly already built-in by handheld computer manufacturers.

Gross Margins

Gross margins for 2009 were 43 percent of revenues compared to gross margins of 47 percent in 2008 and 49% in 2007. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Reductions in overall margins in 2009 were due primarily to increased sales of our mobile handheld computer which comprised 37% of our revenues in 2009 compared to 18% in 2008. Margins on our mobile handheld computer are below our average product margins. Additional margin declines in 2009 are due to our fixed overhead costs, which comprise a greater portion of the overall revenues and cost of goods sold due to lower revenues in 2009 compared to 2008. Reductions in overall margins in 2008 are due primarily to discounts we granted on volume purchases of our Bluetooth modules by customers in our OEM embedded business segment, and increased sales of our mobile handheld computer which began shipping late in the second quarter of 2007.

Research and Development Expense

Research and development expense in 2009 was $2.9 million, a decrease of 37 percent from research and development expense in 2008 of $4.5 million. Research and development expense in 2008 was $4.5 million, a decrease of 10 percent from research and development expense in 2007 of $5.0 million. Sixty three percent of the reduction in research and development expense in 2009 was due to reduced personnel costs as the result of a reduction-in-force action initiated in the fourth quarter of 2008, followed by additional reductions in employee compensation and related expense in 2009. In the fourth quarter of 2008 the Company initiated a range of expense reductions across all departments and functional expense categories in response to the worldwide economic slowdown, with additional reductions following in the first and second quarters of 2009, and a continuation of the reduced expense levels throughout the remaining quarters of 2009. Additional reductions in research and development expense in 2009 were from decreases in development fees due to a reduction in product development activities, and decreases in equipment costs related to the reductions in product development activities. Decreases of $0.2 million in 2008 were attributable to the costs incurred in the first quarter of 2007 related to the development of our SoMo 650 mobile handheld computer, the development of which was begun in the fourth quarter of 2006, with the majority of the development expense concluded by the end of the first quarter of 2007. Additional decreases in 2008 of $0.3 million were from reductions in consulting and professional fees related to fewer projects requiring the use of external technical expertise, and from reductions in equipment costs due to higher amounts of depreciation expense related to capitalized tooling in the first quarter of 2007. We will continue to monitor our research and development expense in 2010 in response to the current economic conditions.

Sales and Marketing Expense

Sales and marketing expense in 2009 was $5.2 million, a decrease of 34 percent compared to sales and marketing expense in 2008 of $7.8 million. Sales and marketing expense in 2008 increased by 5 percent compared to sales and marketing expense in 2007 of $7.4 million. Seventy five percent of the reduction in sales and marketing expense in 2009 was due to reduced personnel costs as a result of the reduction-in-force action initiated in the fourth quarter of 2008 referred to above and further reductions in employee compensation and related expense during 2009. Additional reductions in sales and marketing expense in 2009 were in the categories of advertising and promotion expense, travel, outside services, and equipment costs. Increases in 2008 were primarily from increased personnel costs of $0.4 million due to the additions of key personnel beginning in the second quarter of 2007, including a senior sales executive and additional salespersons in North America to begin selling our new SoMo 650 mobile handheld computer, which began shipping late in the second quarter of 2007, and from expenses relating to the recruitment and development of new third-party channel partners. Additional increases in 2008 were from higher levels of advertising and promotional expenses, offset by reductions in outside services and travel expenses. We will continue to monitor our sales and marketing expense in 2010 in response to the current economic conditions.

General and Administrative Expense

General and administrative expense in 2009 was $2.24 million, a decrease of 16 percent compared to general and administrative expense of $2.67 million in 2008. General and administrative expense in 2008 decreased by 2 percent compared to general and administrative expense in 2007 of $2.74 million. Over half of the reduction in expense in 2009 was due to decreases in payroll costs primarily from reductions in employee compensation expense for the year. Additional reductions in general and administrative expense were primarily from decreases in consulting and professional fees and reduced investor relations expense. Decreases in 2008 were primarily from reduced stock-based compensation expenses as older grants with higher valuations compared to more current grants, became fully expensed. Partially offsetting these decreases were higher overall occupancy related costs compared to 2007. We will continue to monitor our general and administrative expense in 2010 in response to the current economic conditions.

Amortization of Intangibles

In July 2004 we acquired a patent which covers the design and functioning of plug-in bar code scanners, bar code imagers, and radio frequency identification products. The patent was purchased for $600,000 and has been capitalized as an intangible asset. The patent is being amortized on a straight line basis over a ten-year period. Intangible assets of $571,000 remaining from a prior acquisition in 2000 consisted of developed software and technology with estimated lives at the time of acquisition of 8.5 years. Such amount has now been fully amortized. At December 31, 2004, a licensing agreement with a book value of $38,000 was reclassified as an intangible asset and was amortized over its remaining life of three years ending in December 2007. Total amortization charges in 2009 for all acquired intangibles were $77,000, compared to $127,000 in 2008, and $135,000 in 2007. The lower annual amortization charges are due to components of intangible property becoming fully amortized. Future intangible amortization charges are solely related to the patent acquired in 2004, and will be $15,000 per quarter going forward until fully amortized.

Goodwill Impairment

Goodwill is tested for impairment annually as of September 30th or more frequently when events or circumstances indicate that the carrying value of our single reporting unit more likely than not exceeds its fair value. Based on indicators in the fourth quarter of 2009 we are performing additional impairment testing with the assistance of a third party valuation specialist. We are using the two step test as required to assess goodwill for impairment. The first step of the goodwill impairment test consisted of comparing the carrying value of the reporting unit to its fair value. We estimated the fair value of the Company using various methods and compared the fair value to the carrying amount (net book value) to ascertain if potential goodwill impairment existed. We utilized methods that focused on our ability to produce income ("Income Approach") and the estimated consideration we would receive if there were a sale of the Company ("Market Approach"). Key assumptions utilized in the determination of fair value in step one of the test included the following: our market capitalization; market multiples of comparable companies within our industry; revenue and expense forecasts used in the evaluation were based on trends of historical performance and our estimate of future performance; cash flows utilized in the discounted cash flow analysis were estimated using a weighted average cost of capital determined to be appropriate for our company.

Based on the fair value estimated in step one, we determined a step one failure occurred which indicated a goodwill impairment may exist. We proceeded to the step two analyses which includes estimating the fair value of our assets and liabilities, including previously unrecognized intangible assets. The Income Approach is being utilized to value our identified intangible assets, including developed technology, trade name, patents, and internally developed software. As a result of a preliminary step two of the test, the estimated fair value of our goodwill is $4.4 million which exceeds the carrying value by $5.4 million. As a result, we recorded an estimated $5.4 million goodwill impairment as of December 31, 2009. We are currently finalizing the identification and valuation of the intangible assets with the assistance of a third party specialist and any adjustment to the estimated impairment based on the completion of the step two analyses shall be recognized in the quarter ending March 31, 2010.

Interest Income and Other, and Interest Expense

Interest income reflects interest earned on cash balances. Interest income in 2009 was immaterial compared to interest income of $22,000 in 2008 and $114,000 in 2007. Lower interest income in the comparable periods reflects lower average cash balances combined with lower average rates of return.

Interest expense was $225,000 in 2009 compared to $71,000 in 2008 and $34,000 in 2007. Interest expense is related to interest on equipment lease financing obligations and interest on amounts drawn on our bank lines of credit, and in 2008 and 2007 also included interest related to a term loan outstanding. Higher interest expense in 2009 is due to higher average balances outstanding on our bank lines of credit at higher overall interest rates. Beginning in June 2009 our credit line agreements included a requirement that we maintain a minimum of $1.0 million in cash on hand, and consequently we maintained higher average balances on our credit line in order to comply with this requirement. Higher interest expense in 2008 was due to higher average balances outstanding on our bank lines of credit partially offset by lower interest rates, and higher average amounts outstanding on our bank term loan compared to 2007. Beginning in the second quarter of 2008, average amounts outstanding on our bank lines of credit increased from prior quarters' levels. Prior to the second quarter of 2008 we used our bank lines of credit only at the end of each quarter. The term loan was made at the end of the second quarter of 2007 and was being repaid in 36 monthly installments beginning in July of 2007 until repaid in full in December 2008 in conjunction with a new credit line agreement at that time.

Income Taxes

Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized. A reversal of deferred tax expense of $214,000 in 2009 was related to the impairment charges on the portion of our goodwill being amortized for tax purposes. Deferred tax expense of $32,000 in 2008 and 2007, and the corresponding deferred tax liability shown on our balance sheet, was related entirely to the deferred tax liability on the portion of our goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability in 2008 and 2007, it could not be offset against deferred tax assets. We maintain a full valuation allowance for all other components of deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized. We have not generated taxable income in any periods in any jurisdiction, foreign or domestic.

Quarterly Results of Operations

The following table sets forth summary quarterly statements of operations data for each of the quarters in 2008 and 2009. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in our opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
(amounts in thousands, except per share amounts)	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2008	2008	2008	2008	2009	2009	2009	2009
Summary Quarterly Data:
Revenue	$6,170	$7,493	$8,018	$4,876	$4,772	$4,143	$4,574	$3,638
Cost of revenue	3,152	3,855	4,353	2,807	2,547	2,428	2,508	2,270
Gross profit	3,018	3,638	3,665	2,069	2,225	1,715	2,066	1,368
Operating expenses:
Research and development	1,187	1,145	1,101	1,063	776	727	664	683
Sales and marketing	1,943	1,966	1,972	1,896	1,414	1,309	1,208	1,237
General and administrative	806	622	610	635	642	549	504	541
Amortization of intangibles	32	32	32	32	32	15	15	15
Impairment charges	---	---	---	---	---	---	---	5,371
Total operating expenses	3,968	3,765	3,715	3,626	2,864	2,600	2,391	7,847
Gain on sale of assets	---	---	---	---	---	---	450	---
Interest income (expense), net	(1)	(14)	(22)	(12)	(65)	(52)	(68)	(40)
Deferred tax expense (benefit)	8	8	8	8	8	8	8	(238)
Net income (loss)	$(959)	$(149)	$(80)	$(1,577)	$(712)	$(945)	$49	$(6,281)
Basic and diluted net income (loss) per share *	$(0.30)	$(0.05)	$(0.02)	$(0.49)	$(0.22)	$(0.27)	$0.01	$(1.66)

* Note: The Company effected a one-for-ten reverse stock split on October 23, 2008. The basic and diluted net loss per share amounts in the above table for the three quarters in 2008 prior to the reverse split have been restated to reflect the effects of the reverse split. See "Note 8 - Reverse Stock Split" for additional information.

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

Liquidity and Capital Resources

We were profitable in the third quarter of 2009 due in part to the gain on the sale of our serial product line assets. We were unprofitable in each of other three quarters of 2009, unprofitable for fiscal year 2009, and unprofitable in each of the quarters in fiscal years 2008, 2007, and 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was the only profitable year in our history, and only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. We may continue to be unprofitable in the foreseeable future. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $41 million in equity capital to fund our operations.

As reflected in our Statements of Cash Flows, net cash provided from operating activities was $0.2 million in 2009 compared to $2.0 million used in operating activities in 2008, and $1.1 million used in operating activities in 2007. We calculate net cash used in operating activities by reducing our net loss ($7.9 million, $2.8 million, and $3.3 million in 2009, 2008, and 2007, respectively) by those expenses that did not require the use of cash, and reversing gains that did not generate cash. These items consist of stock based compensation expense, depreciation, amortization of intangible assets, net foreign currency transaction gains and losses, changes in inventory reserves, changes in deferred rent, deferred tax expense, and in 2009 a reversal of deferred tax expense. These amounts totaled $1.2 million, $1.5 million, and $2.0 million in 2009, 2008, and 2007, respectively. Also, in 2009 our net loss includes a gain of $450,000 from the sale of our serial product line assets in September of 2009 (see "Note 6 - Sale of Product Line Assets" for more information) and goodwill impairment charges of $5.4 million. We adjusted the net loss for 2009 to exclude this gain and the impairment charges. Reductions in non-cash items in 2009 were primarily from the deferred tax expense reversal related to the impairment charges on the portion of our goodwill being amortized for tax purposes, reductions in amortization expense due to components of our intangible assets becoming fully amortized and reductions in foreign currency losses partially offset by an increased change in inventory reserves and deferred rent compared to 2008. Non-cash items in 2008 compared to 2007 were primarily from lower stock compensation expense due to older grants with higher valuations compared to more current grants becoming fully expensed, reduced depreciation expense due to lower levels of equipment and tooling purchases, and decreased inventory write-downs in 2008 compared to 2007.

In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In 2009 changes in operating assets and liabilities resulted in a net source of cash of $2.0 million and were primarily from reductions in inventory due primarily to planned reductions in stocking levels of our mobile handheld computer from year end inventory levels, reductions in accounts receivable due to lower shipments in the fourth quarter of 2009 compared to the fourth quarter of 2008, and increases in deferred service revenues, partially offset by reductions in accounts payable due to reductions in overall expenses and inventory purchases that create those payables, and reductions in deferred income on shipments to distributors due to lower stocking levels of our products in the distribution channel. Changes in operating assets and liabilities in 2008 were primarily from increased levels of inventories due to stocking higher quantities of our mobile handheld computer and increases in accounts receivable due to shipments concentrated in the last month of the fourth quarter of 2008, partially offset by increases in accounts payable due to the purchases that led to the increased levels of inventories, increases in deferred income on shipments to distributors due to increased stocking levels in the domestic distribution channel, and increases in deferred service revenue. Changes in operating assets and liabilities in 2007 were primarily from increases in deferred income on shipments to distributors due to increased levels of inventory in our channel primarily from distributors stocking our new mobile handheld computer which we began shipping in June 2007, and increases in deferred service revenue and accrued payroll, partially offset by increases in inventory and prepaid royalties related to our new mobile handheld computer.

Cash provided by investing activities was $0.2 million in 2009, compared to cash used in investing activities of $0.3 million in 2008 and $1.0 million in 2007. Proceeds of $450,000 from the sale of our serial product line assets in September 2009 were partially offset by cash used for equipment and tooling purchases in 2009. Reductions in equipment and tooling purchases in 2009 were due to fewer development projects requiring these expenditures compared to 2008. Reduced investing activities in 2008 reflects reductions in equipment and tooling purchases due to fewer development projects requiring these expenditures, and lower non-recurring leasehold improvements than in 2007. Remaining investing activities in each of the periods presented reflect the costs of new computer hardware and software costs.

Cash provided from financing activities was $0.9 million in 2009, compared to cash used in financing activities of $1.9 million in 2008, and cash provided by financing activities of $ 0.9 million in 2007. Financing activities in 2009 consisted primarily of net proceeds of $0.9 million from the issuance of common stock and warrants. Financing activities in 2008 consisted primarily of net amounts paid of $1.6 million on our bank lines of credit and repayment of the outstanding balance of $0.4 million on our term loan in December 2008 in conjunction with entering into a new credit line agreement at that time, and payments on capital leases, partially offset by proceeds from the exercise of stock options and warrants totaling $0.2 million. Financing activities in 2007 consisted primarily of a net increase of $0.4 million in the amounts drawn on our bank lines of credit, $0.4 million from a term loan advance in June 2007 net of repayments, and proceeds from the exercise of stock options. At the end of 2007 we drew $2.6 million in cash against our bank credit line, which we repaid in January 2008.

Our cash balances at December 31, 2009 were $1,940,295, including cash of $1,002,088 drawn against our bank lines of credit. Our cash balances at December 31, 2009, reflect net proceeds of $884,728 from the issuance of common stock and warrants in May 2009, net cash provided by operating activities in 2009 of $158,787, proceeds of $450,000 from the sale of our serial product line assets (see "Note 6 - Sale of Product Line Assets" for more information), and a net decrease of $3,703 in amounts drawn on our bank lines of credit for fiscal 2009. On July 7, 2009 we agreed with our bank to amend the terms of the credit agreement to replace the adjusted quick ratio covenant with a minimum cash and quarterly revenue requirement, revise the advance rate on receivables and the collateral handling fee, and to waive the events of non-compliance with respect to the adjusted quick ratio covenant for the months of April, May and June 2009. We failed to meet the minimum revenue covenant for the quarter ended December 31, 2009, and subsequently the bank agreed to forbear any actions relating to the event of default through March 24, 2010. On March 3, 2010, we agreed with our bank to extend the term of the existing credit facility to March 23, 2011, to amend the terms of the credit facility with minimum quarterly revenue requirements for fiscal 2010, extend the period of forbearance, and provide that the bank will waive the existing event of default if we meet the requisite financial covenants for the first quarter of 2010 (see "Note - 3 Bank Financing Arrangements" for more information). Our balance sheet at December 31, 2009 has a current ratio (current assets divided by current liabilities) of 1.01 to 1.0, and no material long term debt. We took actions beginning in the fourth quarter of 2008 to reduce our expenses, including a reduction of 12% of our worldwide workforce, to align our cost structure with current economic conditions in light of slowing business spending due to the current economic downturn. We took additional actions during 2009 to reduce quarterly expenses. We have the ability to reduce expenses further if necessary.

The report of the independent registered public accounting firm included an explanatory paragraph regarding certain conditions that raise substantial doubt about our ability to continue as a going concern. These conditions include continuing operating losses, declines in our working capital balances and our failure to achieve the revenue levels required to maintain compliance with our bank line covenants. Our ability to continue as a going concern is dependent upon our ability to establish profitable operations and to raise additional financing. We have been taking steps intended to reduce operating losses and achieve profitability including the introduction of new products, continued close support of our distributors and of our application partners as they establish their mobile applications in key vertical markets, and management of our costs. We believe that we will be able to improve liquidity and secure additional sources of financing by managing our working capital balances, returning to compliance with the bank line covenants as operating results improve, and raising additional capital as needed, including development funding from development partners and through the issuance of additional equity securities. There can be no assurance that we will be successful in achieving any of these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our inability to secure and maintain the necessary liquidity will have a material adverse effect on our financial condition and results of operations. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of our current operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty. If we can return to revenue growth and attain profitability, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increased expenses, including more employees to support our growth and increases in salaries, benefits, and related support costs for employees.

Our contractual obligations at December 31, 2009 are outlined in the table shown below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Capital leases	$44,000	$12,000	$27,000	$5,000	$	---
Operating leases	974,000	382,000	592,000	---		---
Bank line of credit	1,002,000	1,002,000	---	---		---
Unconditional purchase obligations with contract manufacturers	2,739,000	2,739,000	---	---		---
Total contractual cash obligations	$4,759,000	$4,135,000	$619,000	$5,000	$	---

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Recent Accounting Pronouncements

In January 2009, the Securities and Exchange Commission ("SEC") issued Release No. 33-9002, "Interactive Data to Improve Financial Reporting." The final rule requires companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language ("XBRL"). The rule was adopted by the SEC to improve the ability of financial statement users to access and analyze financial data. The SEC adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, we will be required to submit filings with financial statement information using XBRL commencing with our June 30, 2011 quarterly report on Form 10-Q. We are currently evaluating the impact of XBRL reporting on our financial reporting process.

Effective July 1, 2009, we adopted "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (formerly SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162'). This standard establishes only two levels of U.S. generally accepted accounting principles ("GAAP"), authoritative and nonauthoritative. The Financial Accounting Standard Board ("FASB") Accounting Standards Codification (the "Codification") became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. We began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, adoption did not have any impact on our financial condition, results of operations or cash flows.

In October 2009, the FASB amended revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition and allows the use of management's best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence ("VSOE"), vendor objective evidence ("VOE") or third-party evidence ("TPE") is unavailable. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the guidance is optional. We are currently evaluating the impact of adopting this guidance on our financial statements.

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product's essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that we adopt the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. We are currently evaluating the impact of adopting this guidance on our financial statements.

In January 2010, the FASB issued guidance which clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. We must implement these new requirements in our first quarter of fiscal 2010. Certain additional disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures are not effective until fiscal years beginning after December 15, 2010. Other than requiring additional disclosures, implementation of this new guidance will not have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended December 31, 2009, a decline of 1% in interest rates would not have had a material effect on our quarterly interest income.

Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the greater of either 6% or the lender's prime rate plus 2%, for both the domestic line (up to $1.5 million) and the international line (up to $1.0 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. We utilized only a portion of our credit line facility at the end of 2008, followed by higher average outstanding balances on our credit line during 2009. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $15,100 for each $1 million of borrowings against our credit facility, if outstanding for the entire year, or a maximum of $37,800 if we utilized our entire credit line (in cases where the applicable interest rate is greater than 6%). The credit line agreement also specifies a fixed collateral handling fee of 0.62% per month beginning July 1, 2009 on the full amount of the accounts receivable provided as collateral for the outstanding balances advanced under the credit line. Prior to the third quarter of 2009 the fixed collateral handling fee was 0.7% per month.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros, we pay the expenses of our European employees in Euros and British pounds, and we may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and subsidiary expenses at the beginning, during and at the end of the quarter ended December 31, 2009, an adverse change of 10% in exchange rates would have resulted in an increase in our net loss for the fourth quarter of approximately $50,900, if left unprotected. For the fourth quarter of 2009 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net loss of $11,500. We will continue to monitor, assess, and mitigate through hedging activities, the risk associated with these exposures.

Item 8. Financial Statements and Supplementary Data

The supplementary information required by this item is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Socket Mobile, Inc.

We have audited the accompanying balance sheets of Socket Mobile, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2009. Socket Mobile, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Socket Mobile, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                                                                                /s/ Moss Adams LLP

Santa Clara, California
April 1, 2010

SOCKET MOBILE, INC.
BALANCE SHEETS
	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,940,295	$757,342
Accounts receivable, net	1,659,383	3,334,661
Inventories	2,044,119	3,929,822
Prepaid expenses and other current assets	415,102	387,428
Total current assets	6,058,899	8,409,253

Property and equipment:
Machinery and office equipment	2,165,775	2,332,092
Computer equipment	1,253,511	1,206,668
	3,419,286	3,538,760
Accumulated depreciation	(2,631,822)	(2,561,696)
Property and equipment, net	787,464	977,064

Intangible assets, net	270,000	346,787
Goodwill	4,427,000	9,797,946
Other assets	199,834	225,667
Total assets	$11,743,197	$19,756,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,815,740	$3,432,512
Accrued expenses	86,554	81,258
Accrued payroll and related expenses	806,750	774,434
Bank line of credit	1,002,088	1,005,791
Deferred income on shipments to distributors	917,756	2,001,741
Short term portion of deferred service revenue	304,193	190,538
Short term portion of capital leases and deferred rent	42,491	30,019
Total current liabilities	5,975,572	7,516,293

Long term portion of deferred service revenue	282,840	242,114
Long term portion of capital leases and deferred rent	96,785	109,724
Deferred income taxes	---	214,261
Total liabilities	6,355,197	8,082,392

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value: Authorized shares—10,000,000, Issued and outstanding shares - 3,788,767 at December 31, 2009 and 3,229,916 at December 31, 2008	3,789	3,230
Additional paid-in capital	56,190,112	54,588,192
Accumulated deficit	(50,805,901)	(42,917,097)
Total stockholders’ equity	5,388,000	11,674,325
Total liabilities and stockholders’ equity	$11,743,197	$19,756,717

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2009	2008	2007
Revenues	$17,126,630	$26,557,048	$24,118,032
Cost of revenues	9,753,006	14,167,085	12,244,873
Gross profit	7,373,624	12,389,963	11,873,159

Operating expenses:
Research and development	2,850,167	4,496,070	5,004,681
Sales and marketing	5,167,783	7,777,217	7,380,326
General and administrative	2,236,306	2,673,320	2,741,644
Amortization of intangible assets	76,787	127,147	134,557
Impairment charges	5,370,946	---	---
Total operating expenses	15,701,989	15,073,754	15,261,208

Operating loss	(8,328,365)	(2,683,791)	(3,388,049)

Interest income	455	22,253	113,836
Interest expense	(225,155)	(71,126)	(34,157)
Gain on sale of product line assets	450,000	---	---

Net loss before deferred taxes	(8,103,065)	(2,732,664)	(3,308,370)
Deferred tax (expense) benefit	214,261	(31,939)	(31,943)
Net loss	$(7,888,804)	$(2,764,603)	$(3,340,313)

Net loss per share:
Basic	$(2.21)	$(0.86)	$(1.05)
Diluted	$(2.21)	$(0.86)	$(1.05)

Weighted average shares outstanding:
Basic	3,562,080	3,218,535	3,192,943
Diluted	3,562,080	3,218,535	3,192,943

Note: Shares used in per share calculations of basic and diluted net loss per share reflect a one-for-ten reverse stock split effected by the Company on October 23, 2008. See "Note 8 - Reverse Stock Split" for additional information.

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2006	3,185,129	$3,184	$52,560,160	$(36,812,181)	$15,751,163
Exercise of warrants	119	1	(1)	---	---
Exercise of stock options	13,714	14	99,981	---	99,995
Stock-based compensation	---	---	1,023,134	---	1,023,134
Net loss	---	---	---	(3,340,313)	(3,340,313)
Balance at December 31, 2007	3,198,962	3,199	53,683,274	(40,152,494)	13,533,979
Warrant extension	---	---	16,851	---	16,851
Exercise of warrants	22,485	22	135,470	---	135,492
Exercise of stock options	8,469	9	54,612	---	54,621
Stock-based compensation	---	---	697,985	---	697,985
Net loss	---	---	---	(2,764,603)	(2,764,603)
Balance at December 31, 2008	3,229,916	3,230	54,588,192	(42,917,097)	11,674,325
Issuance of common stock and warrants	556,786	557	884,171	---	884,728
Exercise of warrants	705	1	(1)	---	---
Exercise of stock options	1,360	1	2,664	---	2,665
Stock-based compensation	---	---	715,086	---	715,086
Net loss	---	---	---	(7,888,804)	(7,888,804)
Balance at December 31, 2009	3,788,767	$3,789	$56,190,112	$(50,805,901)	$5,388,000

Note: The Common Stock share amounts in the table above for the 2008 period and prior, reflect the affects of a one-for-ten reverse stock split effected by the Company on October 23, 2008. See "Note 8 - Reverse Stock Split" for additional information.

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008		2007
Operating activities
Net loss	$(7,888,804)		$(2,764,603)		$(3,340,313)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation and warrant extension	715,086		714,836		1,023,134
Depreciation	491,746		495,580		604,032
Depreciation of equipment under capital lease	12,237		20,470		12,450
Amortization of intangible assets	76,787		127,147		134,557
Net foreign currency transaction (gains) losses	16,299		64,514		(4,751)
Deferred tax expense (benefit)	(214,261)		31,939		31,943
Increase in inventory write-downs	70,106		47,518		124,063
Change in deferred rent	(17,777)		(5,895)		118,871
Gain on sale of product line assets	(450,000)		---		---
Impairment charges	5,370,946		---		---

Changes in operating assets and liabilities:
Accounts receivable	1,628,609		(810,747)		69,181
Inventories	1,815,597		(1,539,307)		(211,812)
Prepaid expenses and other current assets	(1,841)		(71,784)		(56,337)
Accounts payable	(573,951)		1,090,588		(19,506)
Accrued expenses	5,296		4,377		4,865
Accrued payroll and related expenses	32,316		(77,751)		101,178
Deferred income on shipments to distributors	(1,083,985)		343,638		185,322
Deferred service revenue	154,381		346,195		86,457
Net cash provided by (used in) operating activities	158,787		(1,983,285)		(1,136,666)

Investing activities
Purchase of equipment and tooling	(285,668)		(348,657)		(951,583)
Proceeds from sale of product line assets	450,000		---		---
Net cash provided by (used in) investing activities	164,332		(348,657)		(951,583)

Financing activities
Payments on capital leases and equipment financing notes	(11,405)		(37,069)		(11,715)
Gross proceeds from borrowings under bank line of credit agreement	8,684,054		9,847,786		9,398,897
Gross repayments of borrowings under bank line of credit agreement	(8,687,757)		(11,464,004)		(8,990,149)
Proceeds from stock options exercised	2,665		54,620		99,995
Proceeds from warrants exercised	---		135,493		---
Proceeds from the issuance of common stock and warrants	884,728		---		---
Proceeds from bank term loan	---		---		500,000
Repayments of bank term loan	---		(426,982)		(73,018)
Net cash provided by (used in) financing activities	872,285		(1,890,156)		924,010

Effect of exchange rate changes on cash and cash equivalents	(12,451)		16,081		23,321
Net increase (decrease) in cash and cash equivalents	1,182,953		(4,206,017)		(1,140,918)
Cash and cash equivalents at beginning of year	757,342		4,963,359		6,104,277
Cash and cash equivalents at end of year	$1,940,295		$757,342		$4,963,359

Supplemental cash flow information
Cash paid for interest	$225,132		$74,678		$34,157
Warrants issued in conjunction with common stock financing	$107,034	$	---	$	---
Addition of equipment under capital lease	$28,715	$	---		$28,104

See accompanying notes.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

Organization and Business
Socket Mobile, Inc. (the "Company"), produces mobile computing hardware systems serving the business mobility market. The Company offers a family of handheld computer products and a wide range of data collection products. The Company's data collection peripheral products also work with many third-party mobile handheld devices including smartphones, handheld computers, tablet computers, ultra-mobile personal computers (UMPCs), and notebooks, adding data collection and connectivity capabilities to these devices. The Company also makes available to original equipment manufacturers the Bluetooth and wireless LAN technologies that the Company uses in its own products through the sale of modules and plug-in cards that are embedded into the products of these manufacturers, including the driver and device management software. For a complete description of the Company's products see "Products" in "Item 1. Business." The Company works with more than 200 software integration companies that are offering or developing vertical software applications for use with mobile handheld computers. Healthcare and hospitality are the primary areas of focus for the Company. Other vertical markets benefiting from the Company's mobile solutions include retail merchandising, automotive, government and education. The Company subcontracts the manufacturing of all of its products to independent third-party contract manufacturers who are located in the U.S., China and Taiwan and who have the equipment, know-how and capacity to manufacture products to our specifications. The Company's handheld computers and mobile peripheral products are sold through a worldwide network of distributors and resellers, vertical industry partners, and VARs. The Company's OEM products are sold directly to the other equipment manufacturers. The geographic regions served by the Company include the Americas, Europe, the Middle East, Africa and Asia Pacific. The Company's total employee headcount on December 31, 2009 was 70 people.

The Company was founded in March 1992 as Socket Communications, Inc. and reincorporated in Delaware in 1995 prior to the Company's initial public offering in June 1995. The Company began doing business as Socket Mobile, Inc. in January 2007 to better reflect its market focus on the mobile business market, and changed its legal name to Socket Mobile, Inc. in April 2008. The Company's Common Stock trades on the NASDAQ Capital Market under the symbol "SCKT." The Company's principal executive offices are located at 39700 Eureka Drive, Newark, CA 94560.

Basis of Presentation
The Company's financial statements have been prepared on a going concern basis. Certain conditions that exist raise substantial doubt about the Company's ability to continue as a going concern. These conditions include continued operating losses, declines in working capital balances and the failure to achieve the revenue levels required to maintain compliance with bank line covenants. The Company's ability to continue as a going concern is dependent upon its ability to establish profitable operations and to raise additional financing. Management has been taking steps intended to reduce operating losses and achieve profitability including the introduction of new products, continued close support of the Company's distributors and its application partners as they establish their mobile applications in key vertical markets, and management of its costs. Management believes that it will be able to improve the Company's liquidity and secure additional sources of financing by managing its working capital balances, returning to compliance with the bank line covenants as operating results improve, and raising additional capital as needed including development funding from development partners and the issuance of additional equity securities. There can be no assurance that management will be successful in achieving these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. The Company's inability to secure and maintain the necessary liquidity will have a material adverse effect on the Company's financial condition and results of operations.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Liquidity and Going Concern
The Company's cash balances at December 31, 2009 were $1,940,295, including cash of $1,002,088 drawn against its bank lines of credit. The Company's cash balances at December 31, 2009, reflect net proceeds of $884,728 from the issuance of common stock and warrants in May 2009, net cash provided by operating activities in 2009 of $158,787, proceeds of $450,000 from the sale of the Company's serial product line assets (see "Note 6 - Sale of Product Line Assets" for more information), and a net decrease of $3,703 in amounts drawn on its bank lines of credit in fiscal 2009. On July 7, 2009 the Company's bank agreed to amend the terms of the credit agreement to replace the adjusted quick ratio covenant with a minimum cash and quarterly revenue requirement, revise the advance rate on receivables and the collateral handling fee, and to waive the events of non-compliance with respect to the adjusted quick ratio covenant for the months of April, May and June 2009. For the quarter ended December 31, 2009 the Company failed to meet the minimum revenue covenant and subsequently the bank agreed to forbear any actions relating to the event of default through March 24, 2010. On March 3, 2010, the Company agreed with its bank to extend the term of the existing credit facility to March 23, 2011, amend the terms of the credit facility with minimum quarterly revenue requirements for fiscal 2010, extend the period of the forbearance to April 30, 2010, and provide that the bank will waive the existing event of default if the Company meets the financial covenants for the quarter ending March 31, 2010 (see "Note - 3 Bank Financing Arrangements" for more information). The Company's balance sheet at December 31, 2009 has a current ratio (current assets divided by current liabilities) of 1.01 to 1.0, and no material long term debt. The Company took actions beginning in the fourth quarter of 2008 to reduce its expenses, including a reduction of 12% in its worldwide workforce, to align its cost structure with current economic conditions in light of slowing business spending due to the current economic downturn. The Company took additional actions during 2009 to further reduce expenses. The Company has the ability to further reduce expenses if necessary. If the Company can return to revenue growth and attain profitability, the Company anticipates requirements for cash will include funding of higher receivable and inventory balances, and increased expenses, including an increase of costs relating to new employees to support our growth and increases in salaries, benefits, and related support costs for employees. If the Company cannot attain profitability, the Company will not be able to support its operations from positive cash flows, and the Company would use its existing cash to support operating losses. The Company may also find it necessary to raise additional capital to fund its operations, however, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. If the Company is unable to secure the necessary capital for its business, the Company may need to suspend some or all of its current operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company's ability to continue as a going concern.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

Reclassification of Prior Year Balances
Reclassifications have been made to prior year's balance sheet and statements of cash flows to conform to the current year presentation of deferred income on shipments to distributors and deferred service revenues.

Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. As of December 31, 2009 and 2008, all of the Company's cash and cash equivalents consisted of amounts held in demand and money market deposits in banks.

Fair Value of Financial Instruments
The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Fair Value Measurements
The Company's estimates of fair value for assets and liabilities is based on a framework that establishes a hierarchy of the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect our significant market assumptions. The three levels of the hierarchy are as follows:

Level 1:	Unadjusted quoted market prices for identical assets or liabilities in active markets that we have the ability to access.
Level 2:	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, default rates, etc.) or can be corroborated by observable market data.
Level 3:	Valuations based on models where significant inputs are not observable. The unobservable inputs reflect our assumptions about the assumptions that market participants would use.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The significant fair value measurements for the year ended December 31, 2009 are on a nonrecurring basis and relate to the Company's goodwill impairment assessment as described below under "Goodwill and Other Intangible Assets Review." The Company performed a preliminary valuation analysis of its goodwill as of December 31, 2009 using Level 3 inputs and recorded estimated goodwill impairment charges of $5.4 million as of December 31, 2009.

Derivative Financial Instruments
The Company's primary objective for holding derivative financial instruments is to manage foreign currency risks. The Company's derivative financial instruments are recorded at fair value and are included in other current assets, other assets, other accrued liabilities or long-term debt depending on the contractual maturity and whether the Company has a gain or loss. The Company's accounting policies for these instruments are based on whether they meet the Company's criteria for designation as hedging transactions, either as cash flow or fair value hedges. A hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction, is referred to as a cash flow hedge. A hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment, is referred to as a fair value hedge. The criteria for designating a derivative as a hedge include the instrument's effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses on derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings. The Company's derivatives are treated as cash flow hedges for accounting purposes. The Company regularly enters into forward foreign currency contracts to reduce exposures related to rate changes in certain foreign currencies. The Company's forward foreign currency contracts are recorded at fair value and are included in accrued liabilities at December 31, 2009. At December 31, 2009, these derivative instruments were not designated as hedges, and accordingly, changes in the fair value of the forward foreign currency contracts were recorded in net income. At December 31, 2009, contracts with a notional amount of $721,500 to hedge Euros were recorded as an asset with a fair value of $5,175 based on quotations from financial institutions, and had maturity dates in January 2010. At December 31, 2008, contracts with a notional amount of $527,400 to hedge Euros were recorded as a liability with a fair value of $29,000 based on quotations from financial institutions, and had maturity dates in January 2009.

Accounts Receivable Allowances
The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers. Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible. The following describes activity in the allowance for doubtful accounts for the years ended December 31, 2009, 2008, and 2007:

	Balance at	Charged to			Balance at
	Beginning of	Costs and	Amounts		End of
Year	Year	Expenses	Written Off		Year

2009	$118,651	$3,062	$	---	$121,713
2008	$118,651	$ ---	$	---	$118,651
2007	$118,651	$ ---	$	---	$118,651

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Inventories
Inventories consist principally of raw materials and sub-assemblies stated at the lower of standard cost, which approximates actual costs (first-in, first-out method), or market. Market is defined as replacement cost, but not in excess of estimated net realizable value or less than estimated net realizable value less a normal margin. At the end of each reporting period, the Company compares its inventory on hand to its forecasted requirements for the next nine month period and the Company writes-off the cost of any inventory that is surplus, less any amounts that the Company believes it can recover from the disposal of goods that it specifically believes will be saleable past a nine month horizon. The Company's sales forecasts are based upon historical trends, communications from customers, and marketing data regarding market trends and dynamics. Changes in the amounts recorded for surplus or obsolete inventory are included in cost of revenue. Inventory at December 31, 2009 and 2008, is reported net of write downs of $895,502 and $825,396, respectively. Inventory components at year-end net of write downs are presented in the following table:

	December 31,
	2009	2008
Raw materials and sub-assemblies	$1,939,416	$3,760,615
Finished goods	104,703	169,207
	$2,044,119	$3,929,822

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

Goodwill and Other Intangible Assets Review
Goodwill is tested for impairment annually or more frequently when events or circumstances indicate that the carrying value of the Company's single reporting unit more likely than not exceeds its fair value. Based on indicators in the fourth quarter of 2009 the Company performed additional impairment testing with the assistance of a third party valuation specialist. The Company used the two step test as required to assess goodwill for impairment. The first step of the goodwill impairment test consisted of comparing the carrying value of the reporting unit to its fair value. Management estimated the fair value of the Company using various methods and compared the fair value to the carrying amount (net book value) to ascertain if potential goodwill impairment existed. The Company utilized methods that focused on its ability to produce income ("Income Approach") and the estimated consideration it would receive if there were a sale of the Company ("Market Approach"). Key assumptions utilized in the determination of fair value in step one of the test included the following: the Company's market capitalization; market multiples of comparable companies within its industry; revenue and expense forecasts used in the evaluation were based on trends of historical performance and management's estimate of future performance; cash flows utilized in the discounted cash flow analysis were estimated using a weighted average cost of capital determined to be appropriate for the Company.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Based on the fair value estimated in step one, the Company determined a step one failure occurred which indicated a goodwill impairment may exist. The Company is currently performing a step two analyses which includes estimating the fair value of its assets and liabilities, including previously unrecognized intangible assets. The Income Approach is being utilized to value the Company's identified intangible assets, including developed technology, trade name, patents, and internally developed software. As a result of a preliminary step two test, the estimated fair value of the Company's goodwill is $4,427,000 which exceeds the carrying value by $5,370,946. As a result, the Company has recorded an estimated $5,370,946 goodwill impairment as of December 31, 2009. The Company is currently finalizing the identification and valuation of the intangible assets with the assistance of a third party specialist and any adjustment to the estimated impairment based on the completion of the step two analyses shall be recognized in the quarter ending March 31, 2010.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company invests its cash in demand and money market deposit accounts in banks. To the extent of the amounts recorded on the balance sheet, cash is concentrated at the Company's bank to the extent needed to comply with the minimum cash balance covenant of the bank line agreement. This exposure from an event of default by the bank is offset in part by amounts drawn against the bank line. To date, the Company has not experienced losses on these investments. The Company's trade accounts receivables are primarily with distributors and OEMs. The Company performs ongoing credit evaluations of its customers' financial conditions but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management's expectations. At December 31, 2009, there were two customers with material amounts outstanding totaling 31% of the Company's accounts receivable balances. At December 31, 2008, there were three customers with material amounts outstanding totaling 46% of the Company's accounts receivable balances.

Concentration of Suppliers
Several of the Company's component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials, it would be required to reduce its operations, which could have a material adverse effect upon its results. At December 31, 2009 and 2008, 33% and 36%, respectively, of the Company's accounts payable balances were concentrated in a single supplier. For the years ended December 31, 2009 and 2008, two suppliers and four suppliers, respectively, accounted for 63% and 68%, respectively, of the inventory purchases.

Revenue Recognition and Deferred Income
Revenue on sales to customers other than distributors is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Revenue on sales to distributors where a right of return exists is recognized upon "sell-through," when products are shipped from the distributor to the distributor's customer. Revenue related to those products in our distribution channel at the end of each reporting period which has not sold-through is deferred. The amount of deferred revenue net of related cost of revenue is classified as deferred income on shipments to distributors on the Company's balance sheet. At December 31, 2009 and 2008, deferred income on shipments to distributors represented deferred revenues totaling $1,805,648 and $3,735,435, respectively, net of related costs of those revenues of $887,892 and $1,733,694, respectively.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The Company also earns revenue from its SocketCare Extended Warranty service program which offers extended warranty coverage of up to three years in duration on select products. Revenues from the SocketCare Extended Warranty service program are recognized ratably over the life of the extended warranty contract. The amount of unrecognized warranty service revenue is classified as deferred service revenue and presented on the Company's balance sheet in its short and long term components. The Company also earns revenue from services performed in connection with consulting arrangements. For those contracts that include contract milestones or acceptance criteria the Company recognizes revenue as such milestones are achieved or as such acceptance occurs. In some instances the acceptance criteria in the contract requires acceptance after all services are complete and all other elements have been delivered. Revenue recognition is deferred until those requirements are met. Revenues related to these services in the years presented were not material.

Research and Development
Research and development expenditures are charged to operations as incurred. The accounting for the costs of computer software to be sold, leased or otherwise marketed, requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expenses in the accompanying statements of operations.

Advertising Costs
Advertising costs are charged to sales and marketing as incurred. The Company incurred $426,923, $491,595, and $388,629, in advertising costs during 2009, 2008, and 2007, respectively.

Income Taxes
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

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended December 31,
	2009	2008	2007
Numerator:
Net loss	$(7,888,804)	$(2,764,603)	$(3,340,313)

Denominator:
Weighted average common shares outstanding used in computing net loss per share: *
Basic	3,562,080	3,218,535	3,192,943
Diluted	3,562,080	3,218,535	3,192,943

Net loss per share applicable to common stockholders:
Basic	$(2.21)	$(0.86)	$(1.05)
Diluted	$(2.21)	$(0.86)	$(1.05)

* Note: The Company effected a one-for-ten reverse stock split on October 23, 2008. The basic and diluted net loss per share amounts in the above table for the period prior to the reverse split has been restated to reflect the effects of the reverse split. See "Note 8 - Reverse Stock Split" for additional information.

For the 2009, 2008, and 2007 periods presented, the diluted net loss per share is equivalent to the basic net loss per share because the Company experienced losses in these years and thus no potential common shares underlying stock options, warrants, or convertible preferred stock have been included in the net loss per share calculation. Options and warrants to purchase 1,298,501 shares of Common Stock in 2009, options to purchase 1,027,504 shares of Common Stock in 2008, and options and warrants to purchase 1,091,405 shares of Common Stock in 2007 have been omitted from the loss per share calculation as their effect is anti-dilutive.

Stock-Based Compensation
The Company accounts for share-based awards to employees, including grants of employee stock options, based on the fair values of the share-based awards. The Company uses a binomial lattice valuation model to estimate the fair value of stock option grants made on or after January 1, 2006. The binomial lattice model incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these factors affect the estimate of the fair value of the Company's stock option grants. The Company uses a Black-Scholes valuation model for options granted prior to January 1, 2006. Weighted average assumptions for options issued and outstanding during the years ended December 31, 2009, 2008, and 2007 are shown as follows:

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	Years Ended December 31.
	2009	2008	2007
Risk-free interest rate (%)	3.05%	4.17%	3.83%
Dividend yield	---	---	---
Volatility factor	1.0	0.7	1.0
Expected option life (years)	3.9	4.9	4.7

Total stock-based compensation expenses recognized in our statement of operations for the years ended December 31, 2009, 2008, and 2007 are as follows:

	Years Ended December 31,
Income Statement Classification	2009	2008	2007
Cost of revenues	$62,320	$41,990	$76,671
Research and development	161,406	187,653	272,157
Sales and marketing	263,428	264,983	352,959
General and administrative	227,932	203,359	321,347
Total	$715,086	$697,985	$1,023,134

At December 31, 2009, the fair value of unamortized stock-based compensation expense was $922,922, and will be amortized over a weighted average period of 2.18 years.

Segment Information
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

Revenues for the geographic areas for the years ended December 31, 2009, 2008, and 2007 are as follows:

	Years Ended December 31,
Revenues: (in thousands)	2009	2008	2007
United States	$9,930	$16,847	$15,634
Europe	5,386	6,470	6,610
Asia and rest of world	1,811	3,240	1,874
	$17,127	$26,557	$24,118

Export revenues are attributable to countries based on the location of the customers.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Information regarding product families for the years ended December 31, 2009, 2008, and 2007 is as follows:

	Years Ended December 31,
Revenues: (in thousands)	2009	2008	2007
Mobile handheld computer products	$6,336	$4,730	$1,342

Mobile peripheral products:
Data collection	5,762	9,296	11,989
Connectivity	815	1,617	2,470
Serial interface *	896	1,608	1,776
	7,473	12,521	16,235

OEM embedded products	3,318	9,306	6,541
	$17,127	$26,557	$24,118
*Note: On September 30, 2009, the Company sold its serial product line assets to Quatech, Inc. (see "Note 6 - Sale of Product Line Assets" for more information).

Major Customers
Customers who accounted for at least 10% of total revenues for the years ended December 31, 2009, 2008, and 2007 were as follows:

	Years Ended December 31,
	2009	2008	2007
Ingram Micro, Inc.	18%	16%	13%
Tech Data Corp.	17%	15%	23%
Intermec Technologies Corp.	*	14%	*
* Customer accounted for less than 10% of total revenues for the period.

Recent Accounting Standards
In January 2009, the Securities and Exchange Commission ("SEC") issued Release No. 33-9002, "Interactive Data to Improve Financial Reporting." The final rule requires companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language ("XBRL"). The rule was adopted by the SEC to improve the ability of financial statement users to access and analyze financial data. The SEC adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, the Company will be required to submit filings with financial statement information using XBRL commencing with its June 30, 2011 quarterly report on Form 10-Q. The Company is currently evaluating the impact of XBRL reporting on its financial reporting process.

Effective July 1, 2009, the Company adopted "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (formerly SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162"). This standard establishes only two levels of U.S. generally accepted accounting principles ("GAAP"), authoritative and nonauthoritative. The Financial Accounting Standard Board ("FASB") Accounting Standards Codification (the "Codification") became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, adoption did not have any impact on the Company's financial condition, results of operations or cash flows.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

In October 2009, the FASB amended revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition and allows the use of management's best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence ("VSOE"), vendor objective evidence ("VOE") or third-party evidence ("TPE") is unavailable. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the guidance is optional. The Company is currently evaluating the impact of adopting this guidance on its financial statements.

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product's essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the Company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company is currently evaluating the impact of adopting this guidance on its financial statements.

In January 2010, the FASB issued guidance which clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. The Company must implement these new requirements in its first quarter of fiscal 2010. Certain additional disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures are not effective until fiscal years beginning after December 15, 2010. Other than requiring additional disclosures, implementation of this new guidance will not have a material impact on the Company's financial statements.

NOTE 2 - Common Stock Financing

On May 26, 2009, the Company completed the sale of 556,786 shares of its Common Stock in a private placement with certain investors, including certain officers and directors of the Company and beneficial holders of more than five percent of the Company's outstanding capital stock. Of the shares sold, the Company issued 306,786 shares to non-management investors at $1.80 per share, 90 percent of the closing bid price of the Common Stock on the Nasdaq Capital Market one day prior to the execution of the Securities Purchase Agreement. Kevin J. Mills, President, Chief Executive Officer and a director of the Company, and Charlie Bass, Chairman of the Board of Directors of the Company, participated in the private placement for a total of 250,000 shares at $2.00 per share, the closing bid price of the Common Stock on the Nasdaq Capital Market one day prior to the execution of the Securities Purchase Agreement. In conjunction with the private placement, the Company issued to non-management investors five-year warrants to acquire an additional 61,356 shares of Common Stock at $1.80 per share, and issued to the placement agent a five-year warrant to acquire 27,839 shares of Common Stock at $1.80 per share. The aggregate amount raised in the private placement was $1,052,215, and net proceeds after costs and expenses were $884,728. The aggregate number of shares of Common Stock issued and reserved for the exercise of warrants issued in or in connection with the private placement was 645,981. Using a binomial lattice valuation formula with the following assumptions: 0.0% dividend yield rate, 2.30% risk free interest rate, $3.00 fair value of Common Stock, $1.80 exercise price, a life of five years, and a volatility of 109.63%, $73,627 of the proceeds were attributed to the warrants issued to non-management investors, and the warrant issued to the placement agent was valued at $33,407 which was included in the cost of the financing. The proceeds from the private placement were used to increase the Company's working capital balances.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 - Bank Financing Arrangements

On December 31, 2008 the Company entered into a new credit facility agreement with Silicon Valley Bank. The credit facility allowed the Company to borrow up to $2,500,000 based on the level of qualified domestic and international receivables, up to a maximum of $1,000,000 and $1,500,000, respectively. Borrowings under the lines bear an annual interest rate equal to the greater of (i) the Lender's prime rate plus 2%, or (ii) 6%. The annual interest rate in effect at December 31, 2009 and 2008 was 6%. The borrowings under the credit facility are secured by a first priority security interest in the assets of the Company. Under the agreement the Company was required to maintain a minimum liquidity (cash plus availability under the lines) of at least $250,000. The Company was in compliance with the liquidity requirement at December 31, 2008. The outstanding amounts borrowed under the domestic and international lines at December 31, 2008, were $603,872 and $401,919, respectively. In conjunction with this agreement the Company was required to repay the outstanding balance on its term loan with Silicon Valley bank, the advance of which was originally completed in June 2007 in a principal amount of $500,000 with a fixed interest rate of 9.75%, equal to the prime rate plus 1.5% at the time of the advance, and which was being repaid in 36 monthly installments prior to the accelerated repayment in December 2008. Payments of principal and interest for the years ending December 31, 2008 and 2007 were $460,796 and $95,940, respectively.

On February 19, 2009, the Company agreed with Silicon Valley Bank to extend the term of the existing credit facility to March 24, 2010, and to reallocate the domestic and international line limits to $1,500,000 and $1,000,000, respectively. On July 7, 2009, the Company agreed with Silicon Valley Bank to amend the terms of the credit facility. Silicon Valley Bank agreed to replace the adjusted quick ratio covenant with a requirement that beginning June 1, 2009, the Company (i) maintain at all times a minimum balance of unrestricted cash and cash equivalents of no less than $1,000,000; and (ii) maintain minimum revenues of $4,068,000 during the fiscal quarter ended June 30, 2009, $4,500,000 during the fiscal quarter ending September 30, 2009, and $5,355,000 during the fiscal quarter ending December 31, 2009 and thereafter. The advance rate for receivables from distributors was reduced from 60% to 50% and from 80% to 70% for all other receivables. The amendment also specified a change in the collateral handling fee from 0.7% to 0.62% per month. The applicable interest and fees are calculated based on the full amount of the accounts receivable provided as collateral, rather than on the actual amounts borrowed. The outstanding amounts borrowed under the domestic and international lines at December 31, 2009 were $649,905 and $352,183, respectively, and the full amounts of accounts receivable provided as collateral were $1,124,770, and $678,794, respectively. The Company was out of compliance with the minimum revenue covenant for the quarter ended December 31, 2009. Silicon Valley Bank agreed to forbear any actions relating to the event of default through March 24, 2010.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

On March 3, 2010, the Company agreed with Silicon Valley Bank to extend the term of the existing credit facility to March 23, 2011 and to amend the terms of the credit facility. Under the terms of the amendment the Company is required to (i) maintain at all times a minimum balance of unrestricted cash and cash equivalents of no less than $1,000,000; and (ii) achieve minimum revenues of at least $4,565,000 for the quarter ending March 31, 2010; $5,495,000 for the quarter ending June 30, 2010; $6,115,000 for the quarter ending September 30, 2010; and $6,265,000 for the quarter ending December 31, 2010. The terms of the amendment extend the period that Silicon Valley Bank has agreed to forbear from enforcing its rights and remedies under the credit facility through April 30, 2010, and provide that Silicon Valley Bank will waive the existing event of default under the credit facility if the Company meets the requisite financial covenants for the quarter ending March 31, 2010. Should the Company fail to meet any of the financial covenants specified in the credit facility agreement, such failure would constitute an event of default under the terms of the credit agreement, and Silicon Valley Bank may, among its remedies, declare all obligations under the credit facility immediately due and payable and terminate its forbearance.

NOTE 4 - Intangible Assets

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

Amortization of all intangible assets for the years ended December 31, 2009, 2008, and 2007, was $76,787, $127,147, and $134,557, respectively. Intangible assets as of December 31, 2009 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$330,000	$270,000
Project management tools	570,750	570,750	---
Total intangible assets	$1,170,750	$900,750	$270,000

Intangible assets as of December 31, 2008 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$270,000	$330,000
Project management tools	570,750	553,963	16,787
Total intangible assets	$1,170,750	$823,963	$346,787

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Based on identified intangible assets recorded at December 31, 2009 and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2010	$60,000
2011	60,000
2012	60,000
2013	60,000
2014	30,000
$270,000

NOTE 5 - Capital Lease Obligations and Equipment Financings

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At December 31, 2009 and 2008, property and equipment with a cost of $49,962 and $47,446, respectively, were subject to such financing arrangements. Related accumulated amortization at December 31, 2009 and 2008 amounted to $21,605 and $21,250, respectively. Future minimum payments under capital lease and equipment financing arrangements as of December 31, 2009, are as follows:

Annual minimum payments	Amount
2010	$14,622
2011	14,622
2012	14,622
2013	4,875
Total minimum payments	48,741
Less amount representing interest	(4,664)
Present value of net minimum payments	44,077
Less current portion	(12,313)
Long-term portion	$31,764

NOTE 6 - Sale of Product Line Assets

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

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

In connection with the sale of the serial products business, the Company and Quatech also entered into a supply and licensing agreement pursuant to which the Company (i) supplies Quatech with its proprietary HIS3 interface chip used in the serial products, (ii) licensed its Bluetooth software to Quatech for use in the Cordless Serial Adapter, and (iii) supplies a limited quantity of the Cordless Serial Adapter product currently held in the Company's inventory.

NOTE 7 - Commitments

The Company operates its headquarters under a sixty-four month non-cancelable operating lease which expires in June of 2012. The lease provides for the lease by the Company of approximately 37,100 square feet of space in Newark, California. The Company has one option to extend the term of the lease for an additional five-year period with respect to the entire premises. The operating lease specifies annual increases in the monthly payments. Future minimum lease payments under all operating leases are as shown below:

Annual minimum payments	Amount
2010	381,711
2011	394,187
2012	198,133
Total minimum payments	$974,031

Rental expense under all operating leases was $351,532, $351,532, and $352,745 for each of the years ended December 31, 2009, 2008, and 2007, respectively. The amount of related deferred rent at December 31, 2009 and 2008 was $95,200 and $112,977, respectively.

The Company has non-cancelable purchase commitments with its vendors for inventory used in the ordinary course of business in the aggregate amount of approximately $2,739,000 in 2010.

NOTE 8 - Reverse Stock Split

On October 22, 2008, the Company's Board of Directors approved a one-for-ten reverse split of its Common Stock effective on October 23, 2008. The Company implemented the reverse stock split under the authority granted to the Board by the Company's stockholders at their annual meeting on April 23, 2008, to effect a reverse stock split of the Company's Common Stock, par value $0.001 per share, at a ratio within a range of from one-for-five to one-for-ten shares. As a result of the reverse stock split, each ten shares of Common Stock, par value $0.001 per share, of the Company issued and outstanding were, automatically and without any action on the part of the respective holders thereof, combined and reconstituted as one share of Common Stock, par value $0.001 per share, of the Company. The reverse stock split reduced the number of outstanding shares of Common Stock from 32,300,129 shares to 3,229,916 shares. Holders of a fractional share of Common Stock as a result of the reverse stock split were entitled to receive a cash amount, without interest, equal to the fair market value of that fraction based upon the average of the closing bid prices of the Common Stock as reported on the NASDAQ Capital Market for each of the five trading days immediately preceding the effective date of the reverse stock split. On the Company's balance sheet, the aggregate par value of the issued Common Stock was reduced by reclassifying the par value amount of the eliminated shares of Common Stock to additional paid-in capital. All per share amounts and outstanding shares, including all Common Stock equivalents, stock options, equity compensation plans, and convertible preferred stock, have been retroactively restated in the Financial Statements and in the Notes to the Financial Statements for all period presented to reflect the reverse stock split.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 9 - Stock Option/Stock Issuance Plan

The Company has three Stock Option Plans: the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"), the 1999 Stock Plan (the "1999 Plan"), and the 2004 Equity Incentive Plan (the "2004 Plan").

The 1995 Plan
The 1995 Plan provided for the grant of incentive stock options and nonstatutory stock options to employees, directors, and consultants of the Company. The Company granted incentive stock options and nonstatutory stock options at exercise prices per share equal to the fair market value per share of Common Stock on the date of grant. The vesting and exercise provisions were determined by the Board of Directors, with a maximum term of ten years. Upon ratification of the 2004 Plan by the shareholders in June 2004, shares in the 1995 Plan that had been reserved but not issued, as well as any shares issued that would otherwise return to the 1995 Plan as a result of termination of options or repurchase of shares, were added to the shares reserved for issuance under the 2004 Plan. The 1995 Plan expired on April 28, 2005. No additional grants will be made from the 1995 Plan.

Information with respect to the 1995 Plan is summarized as follows:

		Outstanding Options
	Options		Weighted
	Available	Number	Average
	For Grant	of Shares	Price Per Share
Balance at December 31, 2006	---	472,600	$18.29
Canceled	17,614	(17,614)	$28.80
Exercised	---	(14,599)	$7.29
Transferred to 2004 Plan	(17,614)	---
Balance at December 31, 2007	---	440,387	$18.29
Canceled	57,109	(57,109)	$17.79
Exercised	---	(7,583)	$6.35
Transferred to 2004 Plan	(57,109)	---
Balance at December 31, 2008	---	375,695	$18.61
Canceled	74,350	(74,350)	$16.74
Transferred to 2004 Plan	(74,350)	---
Balance at December 31, 2009	---	301,345	$19.07

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The outstanding and exercisable options under the 1995 Plan at December 31, 2009 presented by price range are as follows:

	Options Outstanding			Options Exercisable
		Weighted
Range of	Number of	Average	Weighted	Number of	Weighted
Exercise	Options	Remaining Life	Average	Options	Average
Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$7.30 - $7.60	86,660	3.17	$7.39	86,660	$7.39
$9.70 - $12.90	91,016	2.00	$11.33	91,016	$11.33
$23.50 - $33.75	123,669	2.33	$32.94	123,669	$32.94
$7.30 - $33.75	301,345	2.50	$19.07	301,345	$19.07

The 1999 Plan
The 1999 Plan provided for the grant of nonstatutory stock options to employees, directors, and consultants of the Company. The Company grants nonstatutory stock options at an exercise price per share equal to the fair market value per share of Common Stock on the date of grant. The vesting and exercise provisions are determined by the Board of Directors, with a maximum term of ten years. The 1999 Plan expired on June 16, 2009.

Information with respect to the 1999 Plan is summarized as follows:

		Outstanding Options
	Options		Weighted
	Available	Number	Average
	For Grant	of Shares	Price Per Share
Balance at December 31, 2006	21,065	107,275	$27.81
No transactions	---	---
Balance at December 31, 2007	21,065	107,275	$27.81
No transactions	1,000	(1,000)	$5.63
Balance at December 31, 2008	22,065	106,275	$28.02
Canceled	46,100	(46,100)	$21.25
Options not granted at Plan expiration	(68,165)	---
Balance at December 31, 2009	---	60,175	$33.20

The outstanding and exercisable options at December 31, 2009 under the 1999 Plan presented by price range are as follows:

	Options Outstanding			Options Exercisable
		Weighted
Range of	Number of	Average	Weighted	Number of	Weighted
Exercise	Options	Remaining Life	Average	Options	Average
Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$22.80	3,000	1.58	$22.80	3,000	$22.80
$33.75	57,175	1.00	$33.75	57,175	$33.75
$22.80 - $33.75	60,175	1.00	$33.20	60,175	$33.20

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

Information with respect to the 2004 Plan is summarized as follows:

		Outstanding Options
	Options		Weighted
	Available	Number	Average
	For Grant	of Shares	Price Per Share
Balance at December 31, 2006	86,835	303,981	$13.10
Increase in shares authorized	127,405	---
Transferred from 1995 Plan	17,614	---
Granted	(193,360)	193,360	$9.63
Canceled	45,478	(45,478)	$12.32
Balance at December 31, 2007	83,972	451,863	$11.69
Increase in shares authorized	127,967	---
Transferred from 1995 Plan	57,109	---
Granted	(181,630)	181,630	$6.89
Canceled	87,959	(87,959)	$10.53
Balance at December 31, 2008	175,377	545,534	$10.28
Increase in shares authorized	129,196	---
Transferred from 1995 Plan	74,350	---
Granted	(492,181)	492,181	$2.37
Exercised	---	(1,360)	$1.96
Canceled	187,008	(187,016)	$7.74
Balance at December 31, 2009	73,750	849,339	$6.27

The weighted average fair value of options granted during 2009, 2008, and 2007, under the 2004 Plan was $1.64, $4.13, and $5.47, respectively.

The 2004 Plan provides for an annual increase to be added on the first day of each fiscal year equal to the lesser of 200,000 shares, four percent of the outstanding shares on that date, or a lesser amount as determined by the Board of Directors. On January 1, 2010, 2009, and 2008, a total of 151,550, 129,196, and 127,976 shares, respectively, became available for grant from the 2004 Plan. As of March 12, 2010, 5,000 options to purchase shares have been granted from the 2004 Plan subsequent to December 31, 2009.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The outstanding and exercisable options at December 31, 2009 presented by price range are as follows:

	Options Outstanding			Options Exercisable
		Weighted
Range of	Number of	Average	Weighted	Number of	Weighted
Exercise	Options	Remaining Life	Average	Options	Average
Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$1.96 - $4.70	448,397	9.25	$2.42	129,213	$2.61
$6.00 - $7.50	124,380	8.25	$7.04	66,418	$6.89
$8.00 - $13.80	187,547	6.75	$10.82	150,189	$10.88
$15.00 - $15.10	89,015	5.08	$15.00	87,512	$15.00
$1.96 - $15.10	849,339	8.17	$6.27	433,332	$8.63

NOTE 10 - Warrants

The Company issued warrants to purchase Common Stock in connection with certain financing agreements. During the year ended December 31, 2008, warrants to purchase Common Stock with an expiration in March 2008 were granted an extension to August 2008. These warrants were subsequently exercised resulting in proceeds of $135,492 in 2008. There were no warrants outstanding at December 31, 2008. In May 2009, warrants were issued in conjunction with a Common Stock financing (see "Note 2 - Common Stock Financing" for more information). The Company has the following outstanding warrants to purchase Common Stock at December 31, 2009:

Reason	Number of Shares	Price Per Share	Issue Date	Expiration Date

Common Stock financing	87,642	$1.80	May 2009	May 2014

NOTE 11 - Shares Reserved

Common Stock reserved for future issuance was as follows at December 31, 2009 and 2008:

	Number of shares at December 31,
	2009	2008
Stock option grants outstanding (see Note 9)	1,210,859	1,027,504
Reserved for future stock option grants (see Note 9)	73,750	197,442
Reserved for exercise of outstanding warrants (see Note 10)	87,642	---
	1,372,251	1,224,946

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 12 - Retirement Plan

The Company has a tax-deferred savings plan, the Socket Mobile, Inc. 401(k) Plan ("401(k) Plan"), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. No contributions were made by the Company during the years ended December 31, 2009, 2008 or 2007. Administrative expenses relating to the 401(k) Plan are not significant.

NOTE 13 - Income Taxes

Deferred tax expense is related to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. For the year ended December 31, 2009 the accumulated accrued deferred tax expense, and the associated deferred tax liability on the Company's balance sheet, reversed due to the goodwill impairment charges on the portion of our goodwill being amortized for tax purposes. The provision for deferred tax for the periods ended December 31, 2009, 2008, and 2007, consists of the following components:

	Years Ended December 31,
	2009		2008		2007
Current:
Federal	$	---	$	---	$	---
State		---		---		---
Total Current		---		---		---

Deferred:
Federal		(214,000)		31,939		31,943
State		---		---		---
Total Deferred		(214,000)		31,939		31,943
Total provision for deferred tax		$(214,000)		$31,939		$31,943

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	Years Ended December 31,
	2009	2008	2007
Federal tax at statutory rate	34.00%	34.00%	34.00%
State income tax rate	5.83%	5.83%	5.83%
Losses and credits not benefited	(17.89)%	(38.66)%	(38.87)%
Goodwill impairment	(19.30)%	---%	---%

Provision for taxes	2.64%	1.17%	0.96%

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of net deferred tax assets are as follows:

	Years Ended December 31,
Deferred tax assets:	2009		2008
Net operating loss carryforwards		$9,749,000	$6,985,000
Credits		599,000	616,000
Capitalized research and development costs		757,000	905,000
Other acquired intangibles		260,000	260,000
Accruals not currently deductible		1,317,000	1,726,000
Total deferred tax assets		12,682,000	10,492,000
Valuation allowance for deferred tax assets		(12,682,000)	(10,448,261)
Net deferred tax assets		---	43,739

Deferred tax liability:
Acquired intangibles		---	(258,000)

Net deferred tax liabilities	$	---	$(214,261)

The Company has not generated taxable income in any periods in any jurisdiction, foreign or domestic. The Company has maintained a full valuation allowance for all deferred tax assets.

As of December 31, 2009, the Company had net operating loss carryforwards for federal income tax purposes of approximately $26,500,000, which will expire at various dates beginning in 2010 and through 2029, and federal research and development tax credits of approximately $341,000, which will expire at various dates beginning in 2012 and through 2029. As of December 31, 2009, the Company had net operating loss carryforwards for state income tax purposes of approximately $12,660,000, which will expire at various dates in 2012 and through 2029, and state research and development tax credits of approximately $259,000, which can be carried forward indefinitely. During 2009, approximately $2,300,000 of federal net operating loss carryforwards expired unutilized.

Utilization of the net operating loss and tax credit carryforwards is subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. The annual limitation will result in the expiration of the net operating loss and credit carryforwards before utilization. The deferred tax assets for the year ended December 31, 2009 reflect estimates of Section 382 limitations.

On January 1, 2007, the Company adopted the provision of ASC 740, "Income Taxes". ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements, and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition issues. There were no adjustments to the financial statements as a result of the adoption of ASC 740. As of the adoption date, the Company had an unrecognized tax benefit of approximately $760,000. The application of ASC 740 does not result in a change to retained earnings, as the unrecognized tax benefit would be fully offset by the application of a valuation allowance.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits ("UTBs"), excluding interest and penalties, is as follows:

Amount
Beginning balance at January 1, 2009	$643,000
Decreases in UTBs taken in prior years	(57,000)
Increases in UTBs taken in current year	13,000
Amount related to settlements	---
Amount related to lapsing of statute of limitations	---
Ending balance at December 31, 2009	$599,000

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. It is the Company's policy to include interest and penalties related to tax positions as a component of income tax expense. No interest was accrued for the period ended December 31, 2009. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is not currently under audit in any of its jurisdictions where income tax returns are filed. The tax years 1995 to 2009 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject, and for the years 2002 to 2008 for the international taxing jurisdictions to which the Company is subject.

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

We assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. This assessment included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this assessment.

Based on our assessment using those criteria, we believe that, as of December 31, 2009, our internal control over financial reporting is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 29, 2010.

Item 11. Executive Compensation

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 29, 2010.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 29, 2010.

The following table provides information as of December 31, 2009 about our Common Stock that may be issued under the Company's existing equity compensation plans. For additional information about the equity compensation plans see Note 9 to the Company's Financial Statements.

	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,150,884	$9.64	73,705
Equity compensation plans not approved by security holders (2)	60,175	$28.02	---
Total	1,211,059	$10.80	73,705

(1) Includes the 1995 Stock Plan and its successor, the 2004 Equity Incentive Plan. The 1995 Stock Plan has expired and no new grants may be made from the 1995 Stock Plan. Pursuant to an affirmative vote by security holders in June 2004, an annual increase in the number of shares authorized under the 2004 Equity Incentive Plan is added on the first day of each fiscal year equal to the lesser of (a) 200,000 shares, (b) four percent of the total outstanding shares of the Company's Common Stock on that date, or (c) a lesser amount as determined by the Board of Directors. As a result, a total of 151,550 shares became available for grant under the 2004 Equity Incentive Plan on January 1, 2010, in addition to those set forth in the table above.

(2) Consists of the 1999 Stock Plan. The 1999 Stock Plan has expired and no new grants may be made from the 1999 Stock Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 29, 2010.

Item 14. Principal Accounting Fees and Services

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 29, 2010.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

1. All financial statements.

2. Financial statement schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes herein.

3. Exhibits.

See Index of Exhibits on page 77. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

(b) Exhibits:

           See Index of Exhibits on page 77. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SOCKET MOBILE, INC. Registrant

Date: April 1, 2010	/s/ Kevin J. Mills Kevin J. Mills President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Kevin J. Mills	President and Chief Executive Officer (Principal Executive Officer)	April 1, 2010
Kevin J. Mills

By	/s/ Charlie Bass	Chairman of the Board	April 1, 2010
Charlie Bass

By	/s/ David W. Dunlap	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2010
David W. Dunlap

By	/s/ Micheal L. Gifford	Executive Vice President and Director	April 1, 2010
Micheal L. Gifford

By	/s/ Leon Malmed	Director	April 1, 2010
Leon Malmed

By	/s/ Enzo Torresi	Director	April 1, 2010
Enzo Torresi

By	/s/ Peter Sealey	Director	April 1, 2010
Peter Sealey

By	/s/ Thomas Miller	Director	April 1, 2010
Tom Miller

Index to Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Bylaws, as amended February 17, 2008.

10.1 (3)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.

10.2 (4)*	1995 Stock Plan and forms of agreement thereunder.

10.3 (5)*	Form of Amendment No.1 to Stock Option Agreement between the Company and certain Option Holders under the 1995 Stock Option Plan.

10.4 (6)*	1999 Nonstatutory Stock Option Plan.

10.5 (7)*	2004 Equity Incentive Plan and forms of agreement thereunder.

10.6 (8)*	Form of Executive Management Bonus Plan between the Company and certain eligible participants.

10.7 (9)*	Form of Employment Agreement dated January 21, 2009 between the Company and the officers of the Company.

10.8 (10)	Standard Industrial /Commercial Multi-Tenant Lease by and between Del Norte Farms, Inc. and the Company dated October 24, 2006 (assigned to Newark Eureka Industrial Capital, LLC September 17, 2007

10.9 (11)	Second Amended and Restated Loan and Security Agreement dated December 31, 2008 by and between the Company and Silicon Valley Bank as amended February 19, 2009, July 7, 2009 and March 3, 2010.

10.10 (11)	Second Amended and Restated Export-Import Bank Loan and Security Agreement dated December 31, 2008 by and between the Company and Silicon Valley Bank as amended February 19, 2009, July 7 ,2009 and March 3, 2010.

10.11 (12)	Securities Purchase Agreement between the Company and the purchasers listed on Exhibit A attached thereto dated May 18, 2009.

Exhibit Number	Description

10.12 (12)	Registration Rights Agreement by and among the Company and the purchasers listed on Exhibit A attached thereto dated May 18, 2009.

10.13 (12)	Form of Warrant for the Purchase of Shares of Common Stock issued May 26, 2009 to certain purchasers in connection with a private placement.

10.14 (12)	Form of Warrant for the Purchase of Shares of Common Stock issued May 26, 2009 to the placement agent in connection with a private placement.

10.15 (13)	Asset Purchase Agreement by and among the Company, Development Capital Ventures, LP and Quatech Inc. dated September 30, 2009.

10.16 (13)	Supply and Licensing Agreement Between Quatech, Inc. and Socket Mobile, Inc. dated September 30, 2009.

10.17 (14)	Forbearance Agreement between Socket Mobile, Inc. and Silicon Valley Bank, dated February 4, 2010 as amended March 3, 2010.

11.1	Computation of Earnings per Share (see Statements of Operations in Item 8).

14.1 (15)	Code of Business Conduct and Ethics.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________
* Executive compensation plan or arrangement.

(1) Incorporated by reference to exhibits filed with the Company's Form 10-K filed on March 16, 2009.

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

(9) Incorporated by reference to exhibits filed with the Company's Form 8-K filed on January 27, 2009.

(10) Incorporated by reference to exhibits filed with the Company's Form 10-Q filed on November 13, 2006.

(11) Incorporated by reference to exhibits filed with the Company's Form 8-K filed on January 7, 2009, the Company's Form 8-K filed on February 25, 2009, the Company's Form 8-K filed on July 7, 2009 and the Company's Form 8-K filed on March 8, 2010.

(12) Incorporated by reference to exhibits filed with the Company's Form 8-K filed on May 20, 2009.

(13) Incorporated by reference to exhibits filed with the Company's Form 8-K filed on October 6, 2009.

(14) Incorporated by reference to exhibits filed with the Company's Form 8-K filed on March 8, 2010.

(15) Incorporated by reference to exhibits filed with the Company's Form 10-K filed on March 10, 2006.