Form 10-Q
period 2010-03-31
SOCKET MOBILE, INC.
filed 2010-05-17
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended March 31, 2010

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

The number of shares of Common Stock ($0.001 par value) outstanding as of May 7, 2010 was 3,793,879 shares.

(Index)

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED BALANCE SHEETS
	March 31, 2010 (unaudited)	December 31, 2009*
ASSETS
Current assets:
Cash and cash equivalents	$1,982,524	$1,940,295
Accounts receivable, net	2,919,608	1,659,383
Inventories	1,617,019	2,044,119
Prepaid expenses and other current assets	540,641	415,102
Total current assets	7,059,792	6,058,899

Property and equipment:
Machinery and office equipment	2,178,351	2,165,775
Computer equipment	1,271,271	1,253,511
	3,449,622	3,419,286
Accumulated depreciation	(2,739,478)	(2,631,822)
Property and equipment, net	710,144	787,464

Intangible assets, net	255,000	270,000
Goodwill	4,427,000	4,427,000
Other assets	185,667	199,834
Total assets	$12,637,603	$11,743,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,006,874	$2,902,294
Accrued payroll and related expenses	949,963	806,750
Bank line of credit	1,466,809	1,002,088
Deferred income on shipments to distributors	909,498	917,756
Short term portion of deferred service revenue	342,539	304,193
Short term portion of capital leases and deferred rent	45,796	42,491
Total current liabilities	7,721,479	5,975,572

Long term portion of deferred service revenue	309,079	282,840
Long term portion of capital leases and deferred rent	84,486	96,785
Total liabilities	8,115,044	6,355,197

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value: Authorized shares—10,000,000,
Issued and outstanding shares—3,792,910 at March 31, 2010 and 3,788,767 at December 31, 2009	3,793	3,789
Additional paid-in capital	56,363,468	56,190,112
Accumulated deficit	(51,844,702)	(50,805,901)
Total stockholders’ equity	4,522,559	5,388,000
Total liabilities and stockholders’ equity	$12,637,603	$11,743,197
_____________________________________________ * Derived from audited financial statements.

See accompanying notes.

(Index)
SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
	2010	2009
Revenues	$3,807,149	$4,771,890
Cost of revenues	2,201,689	2,546,437
Gross profit	1,605,460	2,225,453

Operating expenses:
Research and development	681,520	776,474
Sales and marketing	1,239,367	1,413,842
General and administrative	660,625	641,999
Amortization of intangible assets	15,000	31,787
Total operating expenses	2,596,512	2,864,102

Operating loss	(991,052)	(638,649)

Interest income	34	350
Interest expense	(47,783)	(65,431)

Net loss before deferred taxes	(1,038,801)	(703,730)
Deferred tax expense	---	(7,985)
Net loss	$(1,038,801)	$(711,715)

Net loss per share:
Basic	$(0.27)	$(0.22)
Diluted	$(0.27)	$(0.22)

Weighted average shares outstanding:
Basic and diluted	3,788,990	3,229,916

See accompanying notes.

(Index)

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net loss	$(1,038,801)	$(711,715)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	165,240	152,520
Depreciation and amortization	123,812	122,789
Amortization of intangible assets	15,000	31,787
Net foreign currency transaction gains	(18,632)	(11,666)
Deferred tax expense	---	7,985
Change in deferred rent	(5,985)	(2,941)

Changes in operating assets and liabilities:
Accounts receivable	(1,236,672)	829,850
Inventories	427,100	1,008,437
Prepaid expenses and other current assets	(125,539)	(16,651)
Other assets	14,167	16,667
Accounts payable	1,099,659	(783,203)
Accrued payroll and related expenses	143,213	(23,755)
Deferred income on shipments to distributors	(8,258)	(570,062)
Deferred service revenue	64,585	131,857
Net cash provided by (used in) operating activities	(381,111)	181,899

Investing activities
Purchases of equipment	(46,492)	(88,039)
Net cash used in investing activities	(46,492)	(88,039)

Financing activities
Payments on capital leases	(3,009)	(2,961)
Proceeds from borrowings under bank line of credit agreement	1,803,623	3,533,034
Repayments of borrowings under bank line of credit agreement	(1,338,902)	(2,963,023)
Stock options exercised	8,120	---
Net cash provided by financing activities	469,832	567,050

Net increase in cash and cash equivalents	42,229	660,910

Cash and cash equivalents at beginning of period	1,940,295	757,342
Cash and cash equivalents at end of period	$1,982,524	$1,418,252

Supplemental cash flow information
Cash paid for interest	$47,583	$65,265

See accompanying notes.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed financial statements of Socket Mobile, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. The financial statements in the Company's annual report on Form 10-K were prepared on a going concern basis. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company's ability to continue as a going concern.

Liquidity and Going Concern
The Company's cash balances at March 31, 2010 were $2.0 million, including cash of $1.5 million drawn against its bank lines of credit. The Company's cash balances at March 31, 2010, reflect a net increase of $0.5 million in amounts drawn on its bank lines of credit for the first quarter of 2010, partially offset by net cash used of $0.4 million in operating activities. On March 3, 2010, the Company agreed with its bank to extend the term of the existing credit facility to March 23, 2011, to amend the terms of the credit facility with a minimum cash deposit requirement of $1.0 million and minimum quarterly revenue requirements for fiscal 2010, to extend the period of forbearance related to the Company's fourth quarter 2009 covenant default, and to provide that the bank would waive that event of default if the Company met the requisite financial covenants for the first quarter of 2010. The Company failed to meet the minimum revenue covenant for the quarter ended March 31, 2010, however, on May 12, 2010 the bank agreed to waive the events of default and to replace the quarterly minimum revenue requirements with quarterly net income targets for the remaining quarters of fiscal 2010 (see "Note 4 - Bank Financing Arrangements" for more information). The Company's balance sheet at March 31, 2010 has a current ratio (current assets divided by current liabilities) of 0.9 to 1.0, and no material long term debt. The Company has taken actions to reduce expenses to align its cost structure with current economic conditions. The Company has the ability to reduce expenses further if necessary. If the Company can return to revenue growth and attain profitability, the Company anticipates requirements for cash will include funding of higher receivable and inventory balances, and increased expenses, including an increase of costs relating to new employees to support its growth and increases in salaries, benefits, and related support costs for existing employees. If the Company cannot attain profitability, the Company will not be able to support its operations from positive cash flows, and the Company will use its existing cash to support operating losses. The Company may also find it necessary to raise additional capital to fund its operations, however, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. If the Company is unable to secure the necessary capital for its business, the Company may need to suspend some or all of its current operations.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The Company's continuing operating losses, declines in its working capital balances and the Company's failure to achieve the revenue levels required to maintain compliance with its bank line covenants are conditions that raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to establish profitable operations and to increase its capital. Management has been taking steps intended to reduce operating losses and achieve profitability including the introduction of new products, continued close support of the Company's distributors and its application partners as they establish their mobile applications in key vertical markets, and management of its costs. Management believes that it will be able to improve the Company's liquidity and secure additional sources of financing by managing its working capital balances, returning to compliance with the bank line covenants as operating results improve, and raising additional capital as needed including development funding from development partners and the issuance of additional equity securities. There can be no assurance that management will be successful in achieving these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. The Company's inability to secure and maintain the necessary liquidity would have a material adverse effect on the Company's financial condition and results of operations.

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

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

In January 2010, the FASB issued guidance which clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. The Company implemented these new requirements in the first quarter of fiscal 2010. Certain additional disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures are not effective until fiscal years beginning after December 15, 2010. Other than requiring additional disclosures, implementation of this new guidance will not have a material impact on the Company's financial statements.

Cash Equivalents and Fair Value of Financial instruments
The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. At March 31, 2010 and December 31, 2009, all of the Company's cash and cash equivalents consisted of amounts held in demand and money market deposits in banks. The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Derivative Financial Instruments

The Company regularly enters into forward foreign currency contracts to reduce exposures related to rate changes in certain foreign currencies. The Company's forward foreign currency contracts are recorded at fair value and are included in other assets at March 31, 2010. At March 31, 2010, these derivative instruments were not designated as hedges, and accordingly, changes in the fair value of the forward foreign currency contracts were recorded in net income. At March 31, 2010, contracts with a notional amount of $300,000 to hedge Euros were recorded as an asset with a fair value of $2,127 based on quotations from financial institutions, and had maturity dates in April 2010. At December 31, 2009, contracts with a notional amount of $721,500 to hedge Euros were recorded as an asset with a fair value of $5,175 based on quotations from financial institutions, and had maturity dates in January 2010.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Goodwill and Other Intangible Assets Review

Goodwill is tested for impairment annually or more frequently when events or circumstances indicate that the carrying value of the Company's single reporting unit more likely than not exceeds its fair value. Based on indicators in the fourth quarter of 2009 the Company performed additional goodwill impairment testing with the assistance of a third party valuation specialist. The Company used the two step test as required to assess goodwill for impairment. The first step of the goodwill impairment test consisted of comparing the carrying value of the reporting unit to its fair value. Management estimated the fair value of the Company using various methods and compared the fair value to the carrying amount (net book value) to ascertain if potential goodwill impairment existed. The Company utilized methods that focused on its ability to produce income ("Income Approach") and the estimated consideration it would receive if there were a sale of the Company ("Market Approach"). Key assumptions utilized in the determination of fair value in step one of the test included the following: the Company's market capitalization; market multiples of comparable companies within its industry; revenue and expense forecasts used in the evaluation were based on trends of historical performance and management's estimate of future performance; cash flows utilized in the discounted cash flow analysis were estimated using a weighted average cost of capital determined to be appropriate for the Company.

Based on the fair value estimated in step one, the Company determined a step one failure occurred which indicated a goodwill impairment may exist. The Company performed a step two analyses which included estimating the fair value of its assets and liabilities, including previously unrecognized intangible assets. The Income Approach was utilized to value the Company's identified intangible assets, including developed technology, trade name, patents, and internally developed software. As a result of a preliminary step two test as of December 31, 2009, the estimated fair value of the Company's goodwill was $4,427,000, which exceeded the carrying value by $5,370,946. As a result, the Company recorded an estimated $5,370,946 goodwill impairment as of December 31, 2009. In the quarter ended March 31, 2010, the Company finalized the identification and valuation of the intangible assets with the assistance of a third party specialist and there was no adjustment to the estimated impairment recorded at December 31, 2009 based on the completion of the step two analyses.

NOTE 3 - Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	March 31, 2010	December 31, 2009
Raw materials and sub-assemblies	$1,521,657	$1,939,416
Finished goods	95,362	104,703
	$1,617,019	$2,044,119

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - Bank Financing Arrangements

The Company has a credit facility with Silicon Valley Bank which allows the Company to borrow up to $2,500,000 based on the level of qualified domestic and international receivables, up to a maximum of $1,500,000 and $1,000,000, respectively. Borrowings under the lines bear an annual interest rate equal to the greater of (i) the Lender's prime rate plus 2%, or (ii) 6%. The annual interest rate in effect at March 31, 2010 and December 31, 2009 was 6%. The borrowings under the credit facility are secured by a first priority security interest in the assets of the Company. The advance rate for receivables is 50% from distributors and 70% for all other receivables. The agreement also specifies a collateral handling fee of 0.62% per month. The applicable interest and fees are calculated based on the full amount of the accounts receivable provided as collateral, rather than on the actual amounts borrowed. The outstanding amounts borrowed under the domestic and international lines at December 31, 2009 were $649,905 and $352,183, respectively, and the full amounts of accounts receivable provided as collateral were $1,124,770, and $678,794, respectively. The Company was out of compliance with the minimum revenue covenant for the quarter ended December 31, 2009. Silicon Valley Bank agreed to forbear any actions relating to the event of default through March 24, 2010.

On March 3, 2010, the Company agreed with Silicon Valley Bank to extend the term of the existing credit facility to March 23, 2011 and to amend its other terms. Under the terms of the amendment the Company is required to maintain at all times a minimum cash deposit balance at Silicon Valley Bank of no less than $1,000,000; and to achieve minimum quarterly revenue requirements for fiscal 2010. The amendment also extended the period that Silicon Valley Bank agreed to forbear from enforcing its rights and remedies under the credit facility through April 30, 2010, and provided that Silicon Valley Bank would waive the existing event of default under the credit facility if the Company met the requisite financial covenants for the quarter ending March 31, 2010. The Company failed to meet the minimum revenue covenant for the quarter ended March 31, 2010, however, on May 12, 2010 the bank agreed to waive the events of default and to replace the quarterly minimum revenue requirements with quarterly net income targets for the remaining quarters of fiscal 2010. For the quarter ending June 30, 2010 the Company's net loss is not to exceed $300,000; for the quarter ending September 30, 2010 the net loss is not to exceed $200,000; and for the quarter ending December 31, 2010 the Company must achieve net income of at least $1.00. The outstanding amounts borrowed under the domestic and international lines at March 31, 2010 were $1,096,913 and $369,896, respectively, and the full amounts of accounts receivable provided as collateral were $1,953,666, and $688,840, respectively. Should the Company fail to meet any of the financial covenants specified in the credit facility agreement, such failure would constitute an event of default under the terms of the credit agreement, and Silicon Valley Bank may, among its remedies, declare all obligations under the credit facility immediately due and payable and terminate its forbearance.

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

Amortization of all intangible assets for the quarters ended March 31, 2010 and 2009, was $15,000 and $31,787, respectively. Intangible assets as of March 31, 2010 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$345,000	$255,000
Project management tools	570,750	570,750	---
Total intangible assets	$1,170,750	$915,750	$255,000

Based on definite lived intangible assets recorded at March 31, 2010, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2010 (nine months remaining)	$45,000
2011	60,000
2012	60,000
2013	60,000
2014	30,000
$255,000

Intangible assets as of December 31, 2009 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$330,000	$270,000
Project management tools	570,750	570,750	---
Total intangible assets	$1,170,750	$900,750	$270,000

NOTE 6 - Segment Information and Concentrations

Segment information
The Company operates in one segment-mobile systems solutions for businesses. Mobile systems solutions typically consist of a handheld computer, data collection and connectivity peripherals, and third-party vertical applications software. The Company markets its products in the United States and foreign countries through its sales personnel, distributors, and vertical industry partners. Revenues for the geographic areas for the three months ended March 31, 2010 and 2009 were as follows:

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
Revenues:	2010	2009
United States	$2,802,929	$2,753,346
Europe	825,170	1,536,957
Asia and rest of world	179,050	481,587
Total Revenues	$3,807,149	$4,771,890

Export revenues are attributable to countries based on the location of the Company's customers. The Company does not hold long-lived assets in foreign locations.

Major customers who accounted for at least 10% of the Company's total revenues were as follows:

	Three Months Ended March 31,
	2010	2009
Ingram Micro Inc.	17%	23%
Tech Data Corporation	12%	17%
BlueStar	18%	* %
_____________________________________________ * Customer accounted for less than 10% of total revenues for the period

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company invests its cash in demand and money market deposit accounts in banks. To the extent of the amounts recorded on the balance sheet, cash is concentrated at the Company's bank to the extent needed to comply with the minimum cash balance covenant of the bank line agreement. This exposure from an event of default by the bank is offset in part by amounts drawn against the bank line. To date, the Company has not experienced losses on these investments. The Company's trade accounts receivables are primarily with distributors and OEMs. The Company performs ongoing credit evaluations of its customers' financial conditions but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management's expectations. At March 31, 2010 there were two customers with material amounts outstanding totaling 45% of the Company's accounts receivable balances. At December 31, 2009, there were two customers with material amounts outstanding totaling 31% of the Company's accounts receivable balances.

Concentration of Suppliers
Several of the Company's component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials, it would be required to reduce its operations, which could have a material adverse effect upon its results. At March 31, 2010 and December 31, 2009, 53% and 33%, respectively, of the Company's accounts payable balances were concentrated in a single supplier. For the quarter ended March 31, 2010, two suppliers accounted for 69% of the inventory purchases.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - Stock-Based Compensation

The Company recognizes stock-based compensation in the financial statements for all share-based awards to employees, including grants of employee stock options, based on their fair values. The Company uses a binomial lattice valuation model to estimate the fair value of stock option grants. The binomial lattice model incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these factors affect the estimate of the fair value of the Company's stock option grants.

Total stock-based compensation expense recognized in the Company's statements of operations for the three months ended March 31, 2010 and 2009 is shown below:

	Three Months Ended March 31,
Statements of Operations Classification	2010	2009
Cost of revenues	$14,407	$11,349
Research and development	39,826	31,697
Sales and marketing	51,005	56,973
General and administrative	60,002	52,501
Total	$165,240	$152,520

The weighted average per share fair value of stock options granted during the three months ended March 31, 2010 and 2009 was estimated at $2.16 and $1.35, respectively. At March 31, 2010, options issued to employees for 1,220,151 shares were outstanding, of which options for 860,823 shares were exercisable. As of March 31, 2010, the total remaining unrecognized compensation costs related to unvested stock options was approximately $0.75 million, which will be amortized over the weighted average remaining requisite period of 2.1 years.

Weighted average assumptions for stock options granted during the three months ended March 31, 2010 and 2009 are shown below:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate (%)	3.61%	2.78%
Dividend yield	---	---
Volatility factor	1.11	0.93
Expected option life (years)	4.2	4.4

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - Net Loss Per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2010	2009
Numerator:
Net loss	$(1,038,801)	$(711,715)

Denominator:
Weighted average common shares outstanding used in computing net loss per share:
Basic	3,788,995	3,229,916
Diluted	3,788,995	3,229,916
Net loss per share:
Basic	$(0.27)	$(0.22)
Diluted	$(0.27)	$(0.22)

For the quarters ended March 31, 2010 and 2009, the diluted net loss per share is equal to the basic net loss per share because the Company experienced losses in these periods. Thus no potential common shares underlying stock options and warrants have been included in the net loss per share calculation, as their effect is anti-dilutive. Options and warrants to purchase 1,271,969 shares of common stock at March 31, 2010, and options to purchase 1,175,945 shares of common stock at March 31, 2009, have been omitted from the net loss per share calculation.

NOTE 9 - Taxes

Deferred tax expense in the first quarter of 2009 was related entirely to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it could not be offset against deferred tax assets, and therefore resulted in a deferred tax expense of $8,000 in the first quarter of 2009. Goodwill impairment charges recorded as of December 31, 2009 on that portion of our goodwill being amortized for tax purposes, resulted in the reversal of accumulated deferred tax expense and the related deferred tax liability, temporarily eliminating the difference between financial and tax reporting. As a result no deferred tax expense was incurred in the first quarter of 2010.

At December 31, 2009, the Company has an unrecognized tax benefit of approximately $599,000, which did not change significantly during the three months ended March 31, 2010. The unrecognized tax benefit is fully offset by the application of a valuation allowance. Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. It is the Company's policy to include interest and penalties related to tax positions as a component of income tax expense. No interest was accrued for the three months ended March 31, 2010.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

Revenues

We are a producer of mobile computing hardware systems serving business mobility markets. We offer a family of handheld computer products and a wide range of data collection products. We also offer embedded Bluetooth and wireless LAN products. Our data collection peripheral products also work with many third-party mobile handheld devices including smartphones, handheld computers, tablet computers, ultra-mobile personal computers (UMPCs), and notebooks, adding data collection and connectivity capabilities to these devices. Our products are designed to run or enhance mobile applications that enable the accessing, collection and processing of data by employees while mobile. Our mobile computing products utilize popular Bluetooth and wireless LAN connection technologies. Our plug-in and cordless data collection products offer a variety of data collection technologies including laser scanning, two dimensional (2D) and linear (1D) barcode scanning, plus we offer RFID (radio frequency identification) and magnetic stripe readers.

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

Our handheld computers and peripheral products are sold through a worldwide network of distributors and resellers, vertical industry partners, and value added resellers (VARs). Our OEM products are sold directly to the original equipment manufacturers. The geographic regions we serve include the Americas, Europe, the Middle East, Africa and Asia Pacific. Total revenues for the first quarter of 2010 were $3.8 million, a decrease of 20% from revenues of $4.8 million in the first quarter of 2009.

Our revenues in the comparable three month periods are classified into three broad product families:

  Mobile handheld computer products;
  Mobile peripheral products for data collection and connectivity; and
  OEM embedded products.

(Index)

Our mobile handheld computer products are designed to be durable, lightweight and dependable devices which meet the requirements of the healthcare and hospitality markets we serve. Our initial model, the SoMo® 650 (SoMo is derived from Socket Mobile), was introduced in June 2007 with initial volume shipments in September 2007, and features the Microsoft Windows Mobile Classic operating system, Versions 5.0 and 6. Windows Mobile is the industry standard OS for mobile applications thereby ensuring that the SoMo is compatible with a large number of business applications and giving workers a familiar computing environment. Our mobile handheld computers are easy to customize for a particular application with peripherals and accessories. The SoMo products have an expected product life cycle of three to five years which meets the needs of our customers who are deploying mobile solutions. In order to extend the life of the current product family, we expect to upgrade components used in our SoMo products from time to time in response to decisions by component manufacturers to improve or replace their components. The SoMo's features include wireless LAN and Bluetooth, a fast processor, a large, bright screen display enabling its use outdoors, large amounts of SDRAM and flash memory, an extended battery, programmable action buttons to activate peripheral devices, reinforced CompactFlash and SDIO card slots, and a durable case. The SoMo is available with multiple language support. The SoMo 650 was specifically designed without an integrated mobile phone to serve the market for business mobility applications that are not mobile phone centric such as medication dispensing in the healthcare market or serving tables in the hospitality market, many of which use Bluetooth or wireless LAN connections for data communications. In late 2008, we introduced the SoMo 650 Rx model made with antimicrobial materials added to the case plastics to provide an extra layer of protection to the device to aid against the multiplication and spread of potentially harmful bacteria and microbes found in healthcare environments. We also introduced a SoMo 650 Dx model without Bluetooth or wireless LAN for high security environments. We have also developed accessory products such as our backpack to enable direct connections to mobile phone networks using network phone cards and a durable case to provide additional protection in the event the computer is dropped. In addition, we work with third-party accessory providers, who have qualified to make a number of accessory products that work with the SoMo family of products, including headsets, battery chargers, keyboards, mobile printers, and smartcard readers. Mobile handheld computer products, accessories and related service revenues represented approximately 42% of our revenue for the three months ended March 31, 2010, compared to 32% of our revenues in the same period one year ago.

Our mobile peripheral products consist of data collection products and the related service revenues, connectivity products, and through September 30, 2009, serial interface products, which together represented approximately 44% of our revenue for the three months ended March 31, 2010, compared to 49% of our revenues in the same period one year ago.

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

(Index)

  RFID plug-in products that read radio frequency identification tags;
  a combination plug-in barcode scanner and RFID reader; and
  a plug-in magnetic stripe reader.

Our plug-in and Bluetooth cordless data collection products offer a variety of data collection price/performance levels. Our plug-in barcode scanners are available in both CompactFlash and SDIO form factors and we offer standalone cordless hand scanners that use Bluetooth as the connection interface. We also offer a ring scanner worn on the index finger which connects via Bluetooth to computing systems. During 2009 we realigned our data collection barcode scanning products to introduce an entry level laser barcode scanner, upgraded the durability of our ring scanner, and introduced both a CompactFlash and a Bluetooth cordless 2D barcode scanner. 2D scanning enables larger amounts of data to be scanned compared to linear 1D barcodes, and the use of 2D scanning is becoming more widespread.

We have developed extensive barcode scanning and RFID reading software called SocketScan that supports our data collection products, and offer software developer kits that assist third-party developers in integrating our SocketScan software and our hardware products into their applications and solutions.

Our connectivity products are connection devices that can be plugged into standard CompactFlash or Secure Digital SDIO expansion slots in handheld computers, tablet computers, ultra mobile personal computers, and notebook computers that use Windows Mobile, Windows XP/Vista, or Windows Tablet operating systems. These products allow users to connect their devices over a cable via Ethernet or telephone to communicate with other networks and devices such as desktop computers, other handheld computers, tablet computers, ultra-mobile personal computers, and notebook computers, smartphones and printers. Our connectivity products include:

  a modem for telephone connections that connects over a cable; and
  an Ethernet card for local area network connections that connects over a cable.

Most users of mobile computing devices now connect to networks wirelessly, and we expect to phase out our connectivity products during 2010.

Our serial interface products enabled the connection of a mobile computer to electronic devices either by way of a plug-in card (one, two or four ports) connecting over cables, or wirelessly over a Bluetooth network. These products were legacy products first introduced in 1993, and we were selling them over the past several years under a SocketSerial brand name and logo. Serial technology has gradually been replaced by alternative technologies such as USB (Universal Serial Bus) and serial product revenue in 2009 had become less than 5 percent of our total quarterly revenues. On September 30, 2009, we sold our serial product technology and business to Quatech, Inc., who continues to offer the line under the SocketSerial brand, and we discontinued distributing the product line in our distribution channels. As a result of this sale there are no revenues related to these products beyond fiscal 2009.

(Index)

Our OEM embedded products consist of Bluetooth and wireless LAN modules and plug-in cards used primarily by Original Equipment Manufacturers (OEMs) of industrial grade handheld computers and other devices to build wireless connection functions into their products using the Bluetooth and wireless LAN standards for wireless connectivity. Our plug-in cards and modules using the Bluetooth standard for short-range wireless connectivity include extensive communications software enabling the use of these products. Our Bluetooth products use the Bluetooth 2.1 + EDR standard, reflecting our continued commitment to keep our Bluetooth products current with evolving Bluetooth technology standards. Our plug-in cards for connecting wirelessly to local area networks have been upgraded to use the wireless LAN 802.11 a/b/g Wi-Fi standard, an upgrade from the previous wireless LAN 802.11b/g standard. Our wireless LAN products include extensive communications software with Cisco Compatible Extensions (CCX) designed to make these products easy to use. Our OEM product sales are primarily based on the acceptance of our designs by OEM customers (referred to as design-wins), and the above transitions in our product offerings have resulted in last-time buys by existing customers and reductions in ongoing revenue as we pursue new OEM customers for new design-wins. OEM embedded products represented approximately 14% of our revenues for the three months ended March 31, 2010, compared to 19% of our revenues for the same period one year ago.

Our SocketCare services provide extended warranty and accidental breakage coverage for selected products including our handheld computers and our ring and cordless hand scanners. Premium service purchased at the time of product purchase provides coverage for three years. Service revenues were $0.2 million or approximately 5 percent of our revenue for first quarter 2010. Service revenues were insignificant for the same quarter a year ago. Service revenues are included within the related handheld computer and data collection revenues in the table that follows.

Our revenues by product family for the three months ended March 31, 2010 and 2009, and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three months ended March 31,				Increase
Product family:	2010		2009		(Decrease)
Mobile handheld computer products	$1,613	42%	$1,541	32%	5%
Mobile peripheral products:
Data collection	1,513	40%	1,714	36%	(12%)
Connectivity	152	4%	236	5%	(36%)
Serial interface products	---	---%	362	8%	(100%)
OEM embedded products	529	14%	919	19%	(42%)
Total	$3,807	100%	$4,772	100%	(20%)

Our mobile handheld computer product and related service revenues in the first quarter of 2010 were $1.6 million, an increase of 5% compared to revenues of $1.5 million in the first quarter of 2009. The increase in the 2010 period was due to an increase in mobile handheld service revenues due to an increased percentage of customers opting to include our SocketCare extended warranty and accidental breakage coverage in conjunction with their deployments. Partially offsetting this increase was an overall decline in sales volume of our mobile handheld computer of 4%.

Our data collection product revenues in the first quarter of 2010 were $1.5 million, a decrease of 12%, or $0.2 million, compared to revenues of $1.7 million in the first quarter of 2009. A revenue decrease of $0.3 million was due to reduced sales of our SDIO In-Hand Scan card and reduced sales of our primary scanning product, the CompactFlash In-Hand Scan card. Partially offsetting this decline was an increase in sales of our Cordless Ring Scanner. Revenues from our Cordless Hand Scanner were flat in the comparable periods. Our data collection product revenues continue to be affected by the worldwide economic slowdown as customers defer their deployment decisions.

(Index)

Our connectivity product revenues in the first quarter of 2010 were $152,000, a decline of 36% compared to revenues of $236,000 in the first quarter of 2009. The decline resulted from reduced sales volumes of our modem plug-in products and Ethernet plug-in products due to reduced corporate deployments of these wired connection solutions.

As a result of the sale of our serial product technology and business on September 30, 2009, there are no revenues from serial interface products recognized beyond fiscal 2009. Our serial interface product revenues in the first quarter of 2009 were $0.4 million. The majority of our serial product sales in the first quarter of 2009 were from our standard serial PC card products which were primarily sold to connect peripheral devices or other electronic equipment to notebook computers. Remaining serial revenues in the first quarter of 2009 were from sales of our CompactFlash card product and cordless Bluetooth serial adapter.

Our OEM embedded product revenues in the first quarter of 2010 were $0.5 million, a decrease of 42% compared to $0.9 million in the first quarter of 2009. Revenue decreases of $0.3 million were from reduced sales of our Bluetooth modules to our OEM customers as a result of phasing out older Bluetooth technology and a last-buy purchase program in 2008 through 2009. The majority of these last-buy shipments were concluded by the end of the first quarter of 2009. Additional declines in the first quarter 2010 were from reductions in sales of our wireless LAN plug-in cards.

Gross Margins
Our gross margins for the first quarter of 2010 were 42% compared to 47% in the comparable period one year ago. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Reductions in overall margins in the first quarter of 2010 are due primarily to a greater portion of our revenues comprised of mobile handheld computer and data collection products, which together comprised 82% of our revenues in the first quarter of 2010 compared to 68% in the first quarter last year, at below overall average product margins. Additional margin declines in the first quarter of 2010 were due to our fixed overhead costs, which comprise a greater portion of the overall cost of goods sold due to lower revenues in the first quarter of 2010 compared to the same quarter one year ago.

Research and Development Expense
Research and development expense in the first quarter of 2010 was $0.7 million, a decrease of 12%, or $0.1 million, compared to $0.8 million in the first quarter of 2009. Over half of the reduction in research and development expense in the first quarter of 2010 was due to lower personnel costs. Additional reductions in research and development expense in the first quarter of 2010 were from reduced development costs due to a reduction in product development activities, and reduced equipment costs related to the reductions in product development activities. Research and development expense in the second quarter of 2010 is expected to continue at a level similar to the first quarter.

(Index)

Sales and Marketing Expense
Sales and marketing expense for the first quarter of 2010 was $1.2 million, a decrease of 12%, or $0.2 million, compared to $1.4 million in the first quarter of 2009. Half of the reduction in sales and marketing expense in the first quarter of 2010 was due to reduced personnel costs. Sales and marketing expense in the first quarter of 2010 was also lower in the categories of advertising and promotion expense and travel costs. Sales and marketing expense in the second quarter of 2010 is expected to continue at a level similar to the first quarter.

General and Administrative Expense
General and administrative expense for the first quarter of 2010 was $661,000, an increase of 3% compared to $642,000 in the first quarter of 2009. General and administrative expense is expected to decline in the second quarter of 2010 from first quarter levels due to the absence of professional fees and other expenses related to the costs of our annual audit and stockholder communications which are expensed in the fourth and first quarters.

Amortization of Intangibles
In July 2004 we acquired a patent which covers the design and functioning of plug-in bar code scanners, bar code imagers, and radio frequency identification products. The patent was purchased for $600,000 and capitalized as an intangible asset. The patent is being amortized on a straight line basis over a ten-year period. Intangible assets of $571,000 remaining from a prior acquisition in 2000 consisted of developed software and technology with estimated lives at the time of acquisition of 8.5 years. Such amount was fully amortized in the first quarter of 2009. Amortization charges for the three months ended March 31, 2010 and 2009 for all acquired intangibles were $15,000 and $32,000, respectively. Future intangible amortization charges are solely related to the patent acquired in 2004, and will be $15,000 per quarter going forward until fully amortized.

Interest Income and Expense
Interest income reflects interest earned on cash balances. Interest income in the first quarter of 2010 and 2009 was immaterial in each of the periods, reflecting low average rates of return on cash balances.

Interest expense in the first quarter of 2010 was $48,000 compared to interest expense of $65,000 in the same period one year ago. Interest expense is related to interest on amounts drawn on our bank lines of credit and interest on equipment lease financing obligations. Lower interest expense in the first quarter of 2010 is due to lower average balances outstanding on our bank lines of credit in the first quarter of 2010 compared to the same period one year ago. Interest expense in the second quarter of 2010 is expected to continue at levels similar to the first quarter.

Taxes
There were no provisions for federal or state income taxes for the three months ended March 31, 2010. We have not generated taxable income in any periods in any jurisdiction, foreign or domestic. The Company has maintained a full valuation allowance for all deferred tax assets. Deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized.

(Index)

Deferred tax expense in the first quarter of 2009 was related entirely to the deferred tax liability on the portion of our goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it could not be offset against deferred tax assets, and therefore resulted in a deferred tax expense of $8,000 in the first quarter of 2009. Goodwill impairment charges recorded as of December 31, 2009 on that portion of our goodwill being amortized for tax purposes, resulted in the reversal of accumulated deferred tax expense and the related deferred tax liability, temporarily eliminating the difference between financial and tax reporting. As a result no deferred tax expense was incurred in the first quarter of 2010.

Liquidity and Capital Resources
We were unprofitable in the first quarter of 2010. We were profitable in the third quarter of 2009 due in part to the gain on the sale of our serial product line assets. We were unprofitable in each of other three quarters of 2009, unprofitable for fiscal year 2009, and unprofitable in each of the quarters in fiscal years 2008, 2007, and 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005. Fiscal year 2004 was the only profitable year in our history, and only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. We may continue to be unprofitable in the foreseeable future. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $41 million in equity capital to fund our operations.

As reflected in our Statements of Cash Flows, net cash used in operating activities was $0.4 million in the first quarter 2010 compared to cash provided from operating activities of $0.2 million in the first quarter of 2009. We calculate net cash used in or provided by operating activities by reducing our net loss ($1.0 million and $0.7 million in the first quarters of 2010 and 2009, respectively) by those expenses that did not require the use of cash, and reversing gains or losses that did not generate or use cash. These items consist of stock based compensation expense, depreciation and amortization, amortization of intangible assets, net foreign currency transaction gains, deferred tax expense and change in deferred rent. These amounts totaled $0.3 million in the first quarter of 2010 and 2009. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In the first quarter of 2010 changes in operating assets and liabilities resulted in a net source of cash of $0.4 million and were primarily from increases in accounts payable due to timing of payments, increases in accrued payroll and related expense, increases in deferred service revenue due to increased service billings, and reductions in inventory levels as a result of planned reductions from year end levels, partially offset by increases in accounts receivable due to increases in overall shipments in the first quarter 2010 and the timing of those shipments later in the quarter compared to the previous quarter, and increases in prepaid expenses. Changes in working capital balances in the first quarter of 2009 resulted in a source of cash of $0.6 million and were primarily from reductions in inventory, due primarily to reduced stocking levels of our mobile handheld computer as a result of actively managing overall inventory levels downward from year end levels, reductions in accounts receivable due to lower shipments in the first quarter of 2009 compared to the previous quarter, and increases in deferred service revenue due to increased service billings, partially offset by reductions in accounts payable due to reductions in overall expenses and inventory purchases in the first quarter that created those payables, and reductions in deferred income on shipments to distributors due to lower stocking levels of our products in the distribution channel.

(Index)

Cash used in investing activities was $46,000 in the first quarter of 2010 compared to $88,000 in the first quarter of 2009. Reductions in investing activities in the first quarter of 2010 reflects reductions in equipment and tooling purchases due to fewer development projects requiring these expenditures.

Cash provided by financing activities was $0.5 million in the first quarter of 2010 compared to $0.6 million in the first quarter of 2009. Financing activities in the first quarter of 2010 consisted of a net increase in the amounts drawn on our bank lines of credit and proceeds from the exercise of stock options, partially offset by payments on capital leases. Financing activities in the first quarter of 2009 consisted primarily of a net increase in the amounts drawn on our bank lines of credit.

Our cash balances at March 31, 2010 were $2.0 million, including cash of $1.5 million drawn against our bank line of credit. Our cash balances at March 31, 2010, reflect a net increase of $0.5 million in amounts drawn on our bank lines of credit for the first quarter of 2010, partially offset by net cash used of $0.4 million in operating activities. On March 3, 2010, we agreed with our bank to extend the term of the existing credit facility to March 23, 2011, to amend the terms of the credit facility with a minimum cash deposit requirement of $1.0 million and minimum quarterly revenue requirements for fiscal 2010, to extend the period of forbearance related to our fourth quarter 2009 covenant default, and to provide that the bank would waive that event of default if we met the requisite financial covenants for the first quarter of 2010. We failed to meet the minimum revenue covenant for the quarter ended March 31, 2010, however, on May 12, 2010 the bank agreed to waive the events of default and to replace the quarterly minimum revenue requirements with quarterly net income targets for the remaining quarters of fiscal 2010 (see "Note 4 - Bank Financing Arrangements" for more information). Our balance sheet at March 31, 2010 has a current ratio (current assets divided by current liabilities) of 0.9 to 1.0, and no material long term debt. We have taken actions to reduce our expenses to align our cost structure with current economic conditions. We have the ability to reduce expenses further if necessary.

The Company's continued operating losses, declines in our working capital balances and our failure to achieve the revenue levels required to maintain compliance with our bank line covenants are conditions that raise doubt about the Company's ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to establish profitable operations and to increase our capital. We have been taking steps intended to reduce operating losses and achieve profitability including the introduction of new products, continued close support of our distributors and of our application partners as they establish their mobile applications in key vertical markets, and management of our costs. We believe that we will be able to improve liquidity and secure additional sources of financing by managing our working capital balances, returning to compliance with the bank line covenants as operating results improve, and raising additional capital as needed, including development funding from development partners and through the issuance of additional equity securities. There can be no assurance that we will be successful in achieving any of these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our inability to secure and maintain the necessary liquidity would have a material adverse effect on our financial condition and results of operations. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of our current operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty. If we can return to revenue growth and attain profitability, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increased expenses, including more employees to support our growth and increases in salaries, benefits, and related support costs for employees.

(Index)

Our contractual cash obligations at March 31, 2010 are outlined in the table below:
	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Capital leases	$41,000	$13,000	$27,000	$1,000	$	---
Operating leases	880,000	385,000	495,000	---		---
Bank line of credit	1,467,000	$1,467,000	---	---		---
Unconditional purchase obligations with contract manufacturers	2,710,000	2,710,000	---	---		---
Total contractual cash obligations	$5,098,000	$4,575,000	$522,000	$1,000	$	---

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Recent Accounting Pronouncements
See Note 1 of "Notes to Condensed Financial Statements" of this Quarterly Report for additional information regarding the status of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash and our bank credit line facilities. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended March 31, 2010, a decline of 1% in interest rates would not have had a material effect on our quarterly interest income.

Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the greater of either 6% or the lender's prime rate plus 2%, for both the domestic line (up to $1.5 million) and the international line (up to $1.0 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $15,200 for each $1 million of borrowings against our credit facility, if outstanding for the entire year, or a maximum of $38,000 if we utilized our entire credit line (in cases where the applicable interest rate is greater than 6%). The credit line agreement also specifies a fixed collateral handling fee of 0.62% per month on the full amount of the accounts receivable provided as collateral for the outstanding balances advanced under the credit line. Prior to the third quarter of 2009 the fixed collateral handling fee was 0.7% per month.

(Index)

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros, we pay the expenses of our European employees in Euros and British pounds, and we may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended March 31, 2010, an adverse change of 10% in exchange rates would have resulted in an increase in our net loss for the first quarter 2010 of approximately $39,900, if left unprotected. For the first quarter of 2010 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was immaterial. We will continue to monitor, assess, and mitigate through hedging activities, the risk associated with these exposures.

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

Our ability to continue as a going concern is dependent upon our ability to establish profitable operations and to raise additional capital.

The financial statements in our annual report on Form 10-K were prepared on a going concern basis. Our continued operating losses, declines in our working capital balances and our failure to achieve the revenue levels required to maintain compliance with our bank line covenants are conditions that raise doubt about the Company's ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to establish profitable operations and to raise additional financing. We have been taking steps intended to reduce operating losses and achieve profitability including the introduction of new products, continued close support of our distributors and of our application partners as they establish their mobile applications in key vertical markets, and management of our costs. We believe that we will be able to improve our liquidity and secure additional sources of financing by managing our working capital balances, returning to compliance with the bank line covenants as operating results improve, and raising additional capital as needed, including development funding from development partners and the issuance of additional equity securities. Nonetheless, there can be no assurance that we will be successful in achieving any of these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our inability to secure and maintain the necessary liquidity would have a material adverse effect on our financial condition and results of operations. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

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

We are dependent upon our bank line under loan agreements with Silicon Valley Bank as a source of cash to fund our operations. The availability of the bank line is conditioned upon our complying with the terms of the loan agreements, including meeting certain financial covenants. We have failed to meet certain of these financial covenants since April 2009, and most recently we failed to meet the minimum revenue covenant for the quarter ended March 31, 2010. Each time the Company has failed to meet its financial covenants under the bank line, Silicon Valley Bank has agreed to forbear from declaring an event of default on the bank line and has agreed to amend the financial covenants. On May 12, 2010, the bank agreed to waive the events of default and agreed to replace the quarterly minimum revenue requirements with quarterly net income requirements for the remaining quarters of fiscal 2010. The Company also continues to be required to maintain a cash balance of $1 million in accounts at Silicon Valley Bank. Should we continue to fail to meet any of the financial covenants specified in the credit facility agreement as amended, such failure would constitute an event of default under the terms of the credit agreement, and Silicon Valley Bank may among its remedies, declare all obligations under the credit facility immediately due and payable. Should the bank line become unavailable, we may not be able to find alternative sources of financing, and we may not be able to pay our liabilities and expenses when due, which could require us to suspend some or all of our current operations. It could also adversely affect the willingness of our vendors and employees to continue to work with us. As of March 31, 2010, we had $1,466,809 outstanding under the loan agreements, and we had $1,982,524 of unrestricted cash and cash equivalents at the bank. Our ability to meet the minimum revenue targets and maintain a cash balance at the required minimum level for compliance with the financial covenants is dependent on a number of factors, including our ability to (i) achieve sufficient revenues, (ii) manage our expenses, (iii) manage payment terms with our customers and suppliers, and (iv) manage our inventory levels. We can provide no assurance that we will be able to meet the requirements under any of the financial covenants under the loan agreements.

We have a history of operating losses and may not achieve ongoing profitability.

We were unprofitable in the first quarter of 2010. We were profitable in the third quarter of 2009 due to the one time gain on the sale of our serial product line assets. We were unprofitable in each of other three quarters of 2009, unprofitable for fiscal year 2009 as a whole, and unprofitable in each of the quarters in fiscal years 2008, 2007, and 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005 as a whole. Fiscal year 2004 was the only profitable year in our history, and only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. To achieve ongoing profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash and bank line of credit to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

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

Our success has been dependent upon the ability of third-parties in the mobile computer industry to successfully develop products that include or are compatible with our technology and then to sell these products into the marketplace. Even if we are successful in marketing and selling our new line of mobile handheld computers, our ability to generate increased revenue depends significantly on the commercial success of other parties' Windows mobile products, particularly vertical market software applications for use with our handheld computer and peripheral products, and standard Pocket PC handhelds, phone-integrated devices, tablet computers, and other phone-integrated devices, including those from Palm, Nokia, and Blackberry, with which our plug-in and wireless peripherals can be used, and the adoption of these mobile computer devices for business use. A number of manufacturers of handheld computers have reduced the number of handheld products they offer, or curtailed development of future handheld computer products. If manufacturers are unable or choose not to ship new products such as Pocket PC and other Windows mobile devices, or experience difficulties with new product transitions that cause delays in the market as we have experienced in the past three years, or if these products fail to achieve or maintain market acceptance, the number of our potential new customers could be reduced and we may not be able to meet our sales expectations.

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

A significant portion of our revenue comes from two distributors, Tech Data Corporation and Ingram Micro Inc., which together represented approximately 29% and 35% of our worldwide revenues in the first quarter of 2010 and fiscal year 2009, respectively. We expect that a significant portion of our revenue will continue to depend on sales to Tech Data Corporation and Ingram Micro Inc. Additionally, 18% of our revenue in the first quarter 2010 came from our distributor BlueStar. We do not have long-term commitments from Tech Data Corporation, Ingram Micro Inc. or BlueStar, to carry our products. Each could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors' products. If we lose our relationship with Tech Data Corporation, Ingram Micro Inc. or BlueStar, we would experience disruption and delays in marketing our products.

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

The expensing of options continues to reduce our operating results and may continue to cause us to incur net losses such that we may find it necessary to change our business practices to attract and retain employees.

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options adversely affected our net income and earnings per share in the first quarter of 2010 and in each of the quarters in fiscal 2009, will continue to adversely affect future quarters, and will make profitability harder to achieve. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

Export sales (sales to customers outside the United States) accounted for approximately 26% and 42% of our revenue in the first quarters of 2010 and fiscal 2009, respectively. Accordingly, our operating results are subject to the risks inherent in export sales, including:

(Index)

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

(Index)

As of May 7, 2010, we had 3,793,879 shares of Common Stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of May 7, 2010, we had 1,220,151 shares of Common Stock subject to outstanding options under our stock option plans, and 210,896 shares of Common Stock were available for future issuance under the plans. We have registered the shares of Common Stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of Common Stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of May 7, 2010, we had 77,642 shares of Common Stock subject to outstanding warrants issued in a private placement. We have registered the resale of all shares of Common Stock subject to the warrants. Accordingly, the shares of Common Stock underlying these warrants will be eligible for resale in the public market as soon as the warrants are exercised, subject to S-3 prospectus delivery requirements.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2009 through May 7, 2010, our Common Stock price fluctuated between a high of $5.44 and a low of $1.32. Following a one-for-ten reverse stock split effected on October 23, 2008, which significantly decreased the Company's share float, we have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our Common Stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

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

SOCKET MOBILE, INC.
Registrant

Date: May 14, 2010	/s/ Kevin J. Mills
Kevin J. Mills President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 14, 2010	/s/ David W. Dunlap
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