Form 10-Q
period 2010-06-30
SOCKET MOBILE, INC.
filed 2010-08-09
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended June 30, 2010

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

The number of shares of Common Stock ($0.001 par value) outstanding as of July 30, 2010 was 3,800,339 shares.

(Index)

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED BALANCE SHEETS
	June 30, 2010 (unaudited)	December 31, 2009*
ASSETS
Current assets:
Cash and cash equivalents	$1,992,071	$1,940,295
Accounts receivable, net	1,866,084	1,659,383
Inventories	1,596,565	2,044,119
Prepaid expenses and other current assets	468,596	415,102
Total current assets	5,923,316	6,058,899

Property and equipment:
Machinery and office equipment	2,175,652	2,165,775
Computer equipment	1,288,619	1,253,511
	3,464,271	3,419,286
Accumulated depreciation	(2,810,928)	(2,631,822)
Property and equipment, net	653,343	787,464

Intangible assets, net	240,000	270,000
Goodwill	4,427,000	4,427,000
Other assets	185,500	199,834
Total assets	$11,429,159	$11,743,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,811,342	$2,902,294
Accrued payroll and related expenses	684,532	806,750
Bank line of credit	1,145,053	1,002,088
Deferred income on shipments to distributors	964,518	917,756
Short term portion of deferred service revenue	340,890	304,193
Short term portion of capital leases and deferred rent	49,102	42,491
Total current liabilities	6,995,437	5,975,572

Long term portion of deferred service revenue	260,062	282,840
Long term portion of capital leases and deferred rent	70,060	96,785
Total liabilities	7,325,559	6,355,197

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value: Authorized shares—10,000,000,
Issued and outstanding shares—3,793,879 at June 30, 2010 and 3,788,767 at December 31, 2009	3,794	3,789
Additional paid-in capital	56,520,270	56,190,112
Accumulated deficit	(52,420,464)	(50,805,901)
Total stockholders’ equity	4,103,600	5,388,000
Total liabilities and stockholders’ equity	$11,429,159	$11,743,197
_____________________________________________ * Derived from audited financial statements.

See accompanying notes.

(Index)
SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$3,654,107	$4,143,156	$7,461,256	$8,915,046
Cost of revenues	2,148,775	2,428,273	4,350,464	4,974,710
Gross profit	1,505,332	1,714,883	3,110,792	3,940,336

Operating expenses:
Research and development	558,537	726,608	1,240,057	1,503,082
Sales and marketing	960,374	1,309,322	2,199,741	2,723,164
General and administrative	492,493	548,725	1,153,118	1,190,724
Amortization of intangible assets	15,000	15,000	30,000	46,787
Total operating expenses	2,026,404	2,599,655	4,622,916	5,463,757

Operating loss	(521,072)	(884,772)	(1,512,124)	(1,523,421)

Interest income and other	26	19	60	369
Interest expense	(54,716)	(51,845)	(102,499)	(117,276)

Net loss before deferred taxes	(575,762)	(936,598)	(1,614,563)	(1,640,328)
Deferred tax expense	---	(7,985)	---	(15,970)
Net loss	$(575,762)	$(944,583)	$(1,614,563)	$(1,656,298)

Net loss per share:
Basic	$(0.15)	$(0.27)	$(0.43)	$(0.50)
Diluted	$(0.15)	$(0.27)	$(0.43)	$(0.50)

Weighted average shares outstanding:
Basic and Diluted	3,793,768	3,444,065	3,791,379	3,336,991

See accompanying notes.

(Index)

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net loss	$(1,614,563)	$(1,656,298)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	320,143	319,096
Depreciation and amortization	240,804	248,506
Amortization of intangible assets	30,000	46,787
Net foreign currency transaction losses	7,170	2,389
Deferred tax expense	---	15,970
Change in deferred rent	(14,049)	(7,886)

Changes in operating assets and liabilities:
Accounts receivable	(213,995)	1,292,362
Inventories	447,554	1,403,315
Prepaid expenses and other current assets	(53,494)	151,264
Other assets	14,334	22,500
Accounts payable	909,172	(1,272,334)
Accrued payroll and related expenses	(122,218)	(23,056)
Deferred income on shipments to distributors	46,762	(733,622)
Deferred service revenue	13,918	196,808
Net cash provided by operating activities	11,538	5,801

Investing activities
Purchases of equipment	(106,683)	(154,065)
Net cash used in investing activities	(106,683)	(154,065)

Financing activities
Payments on capital leases	(6,064)	(5,519)
Proceeds from borrowings under bank line of credit agreement	3,606,823	5,353,548
Repayments of borrowings under bank line of credit agreement	(3,463,858)	(5,157,994)
Proceeds from the issuance of common stock and warrants	---	884,728
Stock options exercised	10,020	---
Net cash provided by financing activities	146,921	1,074,763

Net increase in cash and cash equivalents	51,776	926,499

Cash and cash equivalents at beginning of period	1,940,295	757,342
Cash and cash equivalents at end of period	$1,992,071	$1,683,841

Supplemental cash flow information
Cash paid for interest	$101,903	$117,478

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

Liquidity and Going Concern
The Company's cash balances at June 30, 2010 were $2.0 million, including cash of $1.1 million drawn against its bank lines of credit. The Company's cash balances at June 30, 2010, reflect a net increase of $143,000 in amounts drawn on its bank lines of credit and net cash provided of $12,000 from operating activities in the first half of 2010. On March 3, 2010, the Company agreed with its bank to extend the term of the existing credit facility to March 23, 2011, to amend the terms of the credit facility with a minimum cash deposit requirement of $1.0 million and minimum quarterly revenue requirements for fiscal 2010, to extend the period of forbearance related to the Company's fourth quarter 2009 covenant default, and to provide that the bank would waive that event of default if the Company met the requisite financial covenants for the first quarter of 2010. The Company failed to meet the minimum revenue covenant for the quarter ended March 31, 2010, however, on May 12, 2010 the bank agreed to waive the events of default and to replace the quarterly minimum revenue requirements with quarterly net income targets for the remaining quarters of fiscal 2010. The Company failed to meet the minimum quarterly net income target for the quarter ended June 30, 2010. On August 5, 2010 the bank agreed to waive the event of default and to revise the minimum quarterly net income targets for the third and fourth quarters of 2010. The other financial covenants remain in effect (see "Note 4 - Bank Financing Arrangements" for more information). The Company's balance sheet at June 30, 2010 has a current ratio (current assets divided by current liabilities) of 0.85 to 1.0, and no material long term debt. The Company has taken actions to reduce expenses to align its cost structure with current economic conditions. The Company has the ability to reduce expenses further if necessary. If the Company can return to revenue growth and attain profitability, the Company anticipates requirements for cash will include funding of higher receivable and inventory balances, and increased expenses, including an increase of costs relating to new employees to support its growth and increases in salaries, benefits, and related support costs for existing employees. If the Company cannot attain profitability, the Company will not be able to support its operations from positive cash flows, and the Company will use its existing cash to support operating losses. The Company may also find it necessary to raise additional capital to fund its operations, however, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. If the Company is unable to secure the necessary capital for its business, the Company may need to suspend some or all of its current operations.

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

Cash Equivalents and Fair Value of Financial Instruments
The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less at date of purchase to be cash equivalents. At June 30, 2010 and December 31, 2009, all of the Company's cash and cash equivalents consisted of amounts held in demand and money market deposits in banks. The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Derivative Financial Instruments
The Company regularly enters into forward foreign currency contracts to reduce exposures related to rate changes in certain foreign currencies. The Company's forward foreign currency contracts are recorded at fair value and are included within current liabilities at June 30, 2010. At June 30, 2010, these derivative instruments were not designated as hedges, and accordingly, changes in the fair value of the forward foreign currency contracts were recorded in net income. At June 30, 2010, contracts with a notional amount of $305,275 to hedge Euros were recorded as a liability with a fair value of $600 based on quotations from financial institutions, and had maturity dates in July 2010. At December 31, 2009, contracts with a notional amount of $721,500 to hedge Euros were recorded as an asset with a fair value of $5,175 based on quotations from financial institutions, and had maturity dates in January 2010.

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

Based on the fair value estimated in step one, the Company determined a step one failure occurred which indicated a goodwill impairment may exist. The Company performed a step two analysis which included estimating the fair value of its assets and liabilities, including previously unrecognized intangible assets. The Income Approach was utilized to value the Company's identified intangible assets, including developed technology, trade name, patents, and internally developed software. As a result of a preliminary step two test as of December 31, 2009, the estimated fair value of the Company's goodwill was $4,427,000, which exceeded the carrying value by $5,370,946. As a result, the Company recorded an estimated $5,370,946 goodwill impairment as of December 31, 2009. In the quarter ended March 31, 2010, the Company finalized the identification and valuation of the intangible assets with the assistance of a third party specialist and there was no adjustment to the estimated impairment recorded at December 31, 2009 based on the completion of the step two analysis. As of June 30, 2010, no events had occurred or circumstances had changed that would more likely than not reduce the fair value of the Company below its carrying amount.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

	June 30, 2010	December 31, 2009
Raw materials and sub-assemblies	$1,520,527	$1,939,416
Finished goods	76,038	104,703
	$1,596,565	$2,044,119

NOTE 4 - Bank Financing Arrangements

The Company has a credit facility with Silicon Valley Bank which allows the Company to borrow up to $2,500,000 based on the level of qualified domestic and international receivables, up to a maximum of $1,500,000 and $1,000,000, respectively. Borrowings under the lines bear an annual interest rate equal to the greater of (i) the Lender's prime rate plus 2%, or (ii) 6%. The annual interest rate in effect at June 30, 2010 and December 31, 2009 was 6%. The borrowings under the credit facility are secured by a first priority security interest in the assets of the Company. The advance rate for receivables is 50% from distributors and 70% for all other receivables. The agreement also specifies a collateral handling fee of 0.62% per month. The applicable interest and fees are calculated based on the full amount of the accounts receivable provided as collateral, rather than on the actual amounts borrowed. The outstanding amounts borrowed under the domestic and international lines at December 31, 2009 were $649,905 and $352,183, respectively, and the full amounts of accounts receivable provided as collateral were $1,124,770, and $678,794, respectively. The Company was out of compliance with the minimum revenue covenant for the quarter ended December 31, 2009. Silicon Valley Bank agreed to forbear any actions relating to the event of default through March 24, 2010.

On March 3, 2010, the Company agreed with Silicon Valley Bank to extend the term of the existing credit facility to March 23, 2011 and to amend its other terms. Under the terms of the amendment the Company is required to maintain at all times a minimum cash deposit balance at Silicon Valley Bank of no less than $1,000,000; and to achieve minimum quarterly revenue requirements for fiscal 2010. The amendment also extended the period that Silicon Valley Bank agreed to forbear from enforcing its rights and remedies under the credit facility through April 30, 2010, and provided that Silicon Valley Bank would waive the existing event of default under the credit facility if the Company met the requisite financial covenants for the quarter ending March 31, 2010. The Company failed to meet the minimum revenue covenant for the quarter ended March 31, 2010, however, on May 12, 2010 the bank agreed to waive the events of default and to replace the quarterly minimum revenue requirements with quarterly net income targets for the remaining quarters of fiscal 2010. The Company failed to meet the minimum quarterly income target for the quarter ended June 30, 2010. On August 5, 2010 the bank agreed to waive the event of default and to revise the minimum quarterly net income targets for the third and fourth quarters of 2010. For the quarter ending September 30, 2010 the Company's net loss is not to exceed $500,000; for the quarter ending December 31, 2010 the net loss is not to exceed $350,000. The minimum cash deposit covenant remains in effect. The outstanding amounts borrowed under the domestic and international lines at June 30, 2010 were $785,569 and $359,484, respectively, and the full amounts of accounts receivable provided as collateral were $1,358,493, and $653,345, respectively. Should the Company fail to meet any of the financial covenants specified in the credit facility agreement, such failure would constitute an event of default under the terms of the credit agreement, and Silicon Valley Bank may, among its remedies, declare all obligations under the credit facility immediately due and payable.

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

Amortization of all intangible assets for the three and six months ended June 30, 2010 was $15,000 and $30,000, respectively, compared to $15,000 and $46,787, respectively, for the same periods in 2009. Intangible assets as of June 30, 2010 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$360,000	$240,000
Project management tools	570,750	570,750	---
Total intangible assets	$1,170,750	$930,750	$240,000

Based on definite lived intangible assets recorded at June 30, 2010, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2010 (six months remaining)	$30,000
2011	60,000
2012	60,000
2013	60,000
2014	30,000
$240,000

Intangible assets as of December 31, 2009 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$330,000	$270,000
Project management tools	570,750	570,750	---
Total intangible assets	$1,170,750	$900,750	$270,000

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - Segment Information and Concentrations

Segment Information
The Company operates in one segment-mobile systems solutions for businesses. Mobile systems solutions typically consist of a handheld computer, data collection and connectivity peripherals, and third-party vertical applications software. The Company markets its products in the United States and foreign countries through its sales personnel, distributors, and vertical industry partners. Revenues for the geographic areas for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2010	2009	2010	2009
United States	$2,877,579	$2,302,505	$5,680,508	$5,055,851
Europe	718,403	1,209,163	1,543,573	2,746,120
Asia and rest of world	58,125	631,488	237,175	1,113,075
Total revenues	$3,654,107	$4,143,156	$7,461,256	$8,915,046

Export revenues are attributable to countries based on the location of the Company's customers. The Company does not hold long-lived assets in foreign locations.

Major customers who accounted for at least 10% of the Company's total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Tech Data Corporation	16%	20%	14%	18%
Ingram Micro Inc.	13%	21%	15%	22%
Epocal Inc.	16%	*	*	*
BlueStar	*	*	14%	*
__________________________________ * Customer accounted for less than 10% of total revenues for the period

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company invests its cash in demand and money market deposit accounts in banks. To the extent of the amounts recorded on the balance sheet, cash is concentrated at the Company's bank to the extent needed to comply with the minimum cash balance covenant of the bank line agreement. This exposure from an event of default by the bank is offset in part by amounts drawn against the bank line. To date, the Company has not experienced losses on these investments. The Company's trade accounts receivables are primarily with distributors and OEMs. The Company performs ongoing credit evaluations of its customers' financial conditions but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management's expectations. At June 30, 2010 there were three customers with material amounts outstanding totaling 44% of the Company's accounts receivable balances. At December 31, 2009, there were two customers with material amounts outstanding totaling 35% of the Company's accounts receivable balances.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Concentration of Suppliers
Several of the Company's component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials, it would be required to reduce its operations, which could have a material adverse effect upon its results. At June 30, 2010 and December 31, 2009, 41% and 33%, respectively, of the Company's accounts payable balances were concentrated in a single supplier. For the three and six months ended June 30, 2010, two suppliers accounted for 70% and 69%, respectively, of the inventory purchases.

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

Total stock-based compensation expense recognized in the Company's statements of operations for the three and six months ended June 30, 2010 and 2009 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2010	2009	2010	2009
Cost of revenues	$13,638	$15,447	$28,045	$26,796
Research and development	35,760	36,078	75,586	67,775
Sales and marketing	50,181	62,838	101,186	119,811
General and administrative	55,324	52,213	115,326	104,714
Total	$154,903	$166,576	$320,143	$319,096

In the three and six months ended June 30, 2010, 139,000 and 144,000 stock options were granted, respectively, at weighted average per share fair values estimated at $1.96 and $1.97, respectively. In the three and six months ended June 30, 2009, 186,381 and 469,781 stock options were granted, respectively, at weighted average per share fair values estimated at $2.04 and $1.62, respectively. At June 30, 2010, options issued to employees for 1,323,151 shares were outstanding, of which options for 901,829 shares were exercisable.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Weighted average assumptions for stock options granted during the three and six months ended June 30 2010 and 2009 are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Risk-free interest rate (%)	3.41%	3.43%	3.42%	3.04%
Dividend yield	---	---	---	---
Volatility factor	0.93	1.09	0.94	0.99
Expected option life (years)	4.3	3.4	4.3	4.0

In June 2010 the Company offered to exchange certain outstanding stock options granted under the Company's equity incentive plans for new stock options to purchase shares of the Company's common stock under modified vesting terms. On July 1, 2010, the Company completed the exchange offer and cancelled 703,550 stock options and reissued an equal number of new stock options to purchase the Company's common stock at a per share price of $3.04, at a weighted average per share fair value estimated at $1.92, with a weighted average vesting period of 2.1 years. At June 30, 2010, prior to the completion of the exchange offer, total remaining unrecognized compensation costs related to unvested stock options was approximately $0.86 million to be amortized over the weighted average remaining requisite period of 2.4 years. At July 1, 2010, after the completion of the exchange offer, total remaining unrecognized compensation costs related to all unvested stock options was approximately $1.6 million, which will be amortized over the weighted average remaining requisite period of 2.4 years.

NOTE 8 - Net Loss Per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(575,762)	$(944,583)	$(1,614,563)	$(1,656,298)

Denominator:
Weighted average common shares outstanding used in computing net loss per share:
Basic	3,793,768	3,444,065	3,791,379	3,336,991
Diluted	3,793,768	3,444,065	3,791,379	3,336,991

Net loss per share:
Basic and Diluted	$(0.15)	$(0.27)	$(0.43)	$(0.50)

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the quarters ended June 30, 2010 and 2009, the diluted net loss per share is equal to the basic net loss per share because the Company experienced losses in these periods. Thus no potential common shares underlying stock options and warrants have been included in the net loss per share calculation, as their effect is anti-dilutive. Options and warrants to purchase 1,400,793 shares of common stock at June 30, 2010, and options and warrants to purchase 1,364,586 shares of common stock at June 30, 2009, have been omitted from the net loss per share calculation.

NOTE 9 - Taxes

Deferred tax expense in the three and six months ended June 30, 2009 was related entirely to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it could not be offset against deferred tax assets, and therefore resulted in a deferred tax expense of $7,985 and $15,970 in the three and six months ended June 30, 2010, respectively. Goodwill impairment charges recorded as of December 31, 2009 on that portion of our goodwill being amortized for tax purposes, resulted in the reversal of accumulated deferred tax expense and the related deferred tax liability, temporarily eliminating the difference between financial and tax reporting. As a result no deferred tax expense was incurred in the three and six months ended June 30, 2010.

At December 31, 2009, the Company has an unrecognized tax benefit of approximately $599,000, which did not change significantly during the three and six months ended June 30, 2010. Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. It is the Company's policy to include interest and penalties related to tax positions as a component of income tax expense. No interest was accrued for the three and six months ended June 30, 2010.

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

(Index)

Revenues

We are a producer of mobile computing hardware systems serving business mobility markets with an emphasis on healthcare and hospitality. We offer a family of handheld computer products and a wide range of data collection products. We also offer embedded Bluetooth and wireless LAN products. Our data collection peripheral products also work with many third-party mobile handheld devices including smartphones, handheld computers, tablet computers, ultra-mobile personal computers (UMPCs), and notebooks, adding data collection and connectivity capabilities to these devices. Our products are designed to run or enhance mobile applications that enable the accessing, collection and processing of data by employees while mobile. Our mobile computing products utilize popular Bluetooth and wireless LAN connection technologies. Our plug-in and cordless data collection products offer a variety of data collection technologies including one dimensional (1D) laser scanning and two dimensional (2D) barcode scanning, plus we offer RFID (radio frequency identification) and magnetic stripe readers.

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

We believe growth in the mobile workforce along with technical advances and cost reductions in mobile devices and networking technologies and the pervasive use of the Internet are driving broader adoption of mobile computing. Our products are designed to address the growing need for mobile computing by today's mobile workforce by enabling them to run or enhance mobile applications that allow access to business data files, or collect and process data while mobile, thereby enhancing their productivity and allowing them to exploit time sensitive opportunities and improve customer satisfaction. Overall, our hardware products enable mobile third-party software applications to become complete mobile data collection and connectivity solutions.

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

Our handheld computers and peripheral products are sold through a worldwide network of distributors and resellers, vertical industry partners, and value added resellers (VARs). Our OEM products are sold directly to the original equipment manufacturers. The geographic regions we serve include the Americas, Europe, the Middle East, Africa and Asia Pacific. Total revenues for the three and six months ended June 30, 2010 were $3.7 million and $7.5 million, which represented decreases of 12% and 16%, respectively, from revenues of $4.1 million and $8.9 million in the corresponding periods one year ago.

(Index)

Our revenues in the comparable three and six month periods are classified into three broad product families:

  Mobile handheld computer products;
  Mobile peripheral products for data collection and connectivity; and
  OEM embedded products.

Our mobile handheld computer products are designed to be durable, lightweight and dependable devices which meet the requirements of the healthcare and hospitality markets we serve. Our initial model, the SoMo® 650 (SoMo is derived from Socket Mobile), was introduced in June 2007 with initial volume shipments in September 2007, and features the Microsoft Windows Mobile Classic operating system, Versions 5.0 and 6. Windows Mobile is the industry standard OS for mobile applications thereby ensuring that the SoMo is compatible with a large number of business applications and giving workers a familiar computing environment. Our mobile handheld computers are easy to customize for a particular application with peripherals and accessories. The SoMo products have an expected product life cycle of three to five years which meets the needs of our customers who are deploying mobile solutions. In order to extend the life of the current product family, we expect to upgrade components used in our SoMo products from time to time in response to decisions by component manufacturers to improve or replace their components. The SoMo's features include wireless LAN and Bluetooth, a fast processor, a large, bright screen display enabling its use outdoors, large amounts of SDRAM and flash memory, an extended battery, programmable action buttons to activate peripheral devices, reinforced CompactFlash and SDIO card slots, and a durable case. The SoMo is available with multiple language support. The SoMo 650 was specifically designed without an integrated mobile phone to serve the market for business mobility applications that are not mobile phone centric such as medication dispensing in the healthcare market or serving tables in the hospitality market, many of which use Bluetooth or wireless LAN connections for data communications. In late 2008, we introduced the SoMo 650 Rx model made with antimicrobial materials added to the case plastics to provide an extra layer of protection to the device to aid against the multiplication and spread of potentially harmful bacteria and microbes found in healthcare environments. We also introduced a SoMo 650 Dx model without Bluetooth or wireless LAN for high security environments. We have also developed accessory products such as our backpack to enable direct connections to mobile phone networks using network phone cards and a durable case to provide additional protection in the event the computer is dropped. In addition, we work with third-party accessory providers, who have qualified to make a number of accessory products that work with the SoMo family of products, including headsets, battery chargers, keyboards, mobile printers, and smartcard readers. Mobile handheld computer products, accessories and related service revenues represented approximately 53% and 47% of our revenues for the three and six months ended June 30, 2010, respectively, compared to 39% and 35%, respectively, of our revenues in the same periods one year ago.

Our mobile peripheral products consist of data collection products and the related service revenues, connectivity products, and through September 30, 2009, serial interface products, which together represented approximately 35% and 40% of our revenues for the three and six months ended June 30, 2010, compared to 45% and 47% of our revenues in the same periods one year ago.

(Index)

Our data collection products enable the electronic collection of data from barcodes, radio frequency identification (RFID) tags, or magnetic stripes and consist of:

  barcode scanning products that plug into or connect wirelessly to handheld computers, tablet computers, ultra-mobile personal computers, notebook computers and smartphones that use Windows Mobile, Windows CE, Windows 7/Vista/XP/Embedded, RIM Blackberry, Apple iOS4, Android, or Nokia Symbian for E Series operating systems, and turn these devices into portable barcode scanners and RFID readers that can be used in various retail and industrial workplaces; our cordless hand scanner and cordless ring scanner may also be connected wirelessly to a desktop computer, enabling mobile barcode scanning around a fixed workstation;
  RFID plug-in products that read radio frequency identification tags;
  a combination plug-in barcode scanner and RFID reader; and
  a plug-in magnetic stripe reader.

Our plug-in and Bluetooth cordless data collection products offer a variety of data collection price/performance levels. Our plug-in barcode scanners are available in both CompactFlash and SDIO form factors and we offer standalone cordless hand scanners that use Bluetooth as the connection interface. We also offer a ring scanner worn on the index finger which connects via Bluetooth to computing systems. During 2009 we realigned our data collection barcode scanning products to introduce an entry level laser barcode scanner, upgraded the durability of our ring scanner, and introduced both a CompactFlash and a Bluetooth cordless 2D barcode scanner. 2D scanning enables larger amounts of data to be scanned compared to linear 1D barcodes, and the use of 2D scanning is becoming more widespread. In 2010 we introduced a line of low-cost barcode scanners for the Apple iPad, iPhone and iPod touch.

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

(Index)

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

Our OEM embedded products consist of Bluetooth and wireless LAN modules and plug-in cards used primarily by Original Equipment Manufacturers (OEMs) of industrial grade handheld computers and other devices to build wireless connection functions into their products using the Bluetooth and wireless LAN standards for wireless connectivity. Our plug-in cards and modules using the Bluetooth standard for short-range wireless connectivity include extensive communications software enabling the use of these products. Our Bluetooth products use the Bluetooth 2.1 + EDR standard, reflecting our continued commitment to keep our Bluetooth products current with evolving Bluetooth technology standards. Our plug-in cards for connecting wirelessly to local area networks have been upgraded to use the wireless LAN 802.11 a/b/g Wi-Fi standard, an upgrade from the previous wireless LAN 802.11b/g standard. Our wireless LAN products include extensive communications software with Cisco Compatible Extensions (CCX) designed to make these products easy to use. Our OEM product sales are primarily based on the acceptance of our designs by OEM customers (referred to as design-wins), and the above transitions in our product offerings have resulted in last-time buys by existing customers and reductions in ongoing revenue as we pursue new OEM customers for new design-wins. OEM embedded products represented approximately 12% and 13% of our revenues for the three and six months ended June 30, 2010, compared to 16% and 18% of our revenues for the same periods one year ago.

Our SocketCare services provide extended warranty and accidental breakage coverage for selected products including our handheld computers and our ring and cordless hand scanners. Premium service purchased at the time of product purchase provides coverage for three years. Service revenues were approximately 5 percent of our revenues in the three and six months ended June 30, 2010. Service revenues were insignificant for the same periods a year ago. Service revenues are included within the related handheld computer and data collection revenues in the table that follows.

Our revenues by product family for the three and six months ended June 30, 2010 and 2009, and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:
(revenues in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
Product family:	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
Mobile handheld computer products	$1,919	$1,616	19%	$3,532	$3,157	12%
Mobile peripheral products:
Data collection	1,152	1,375	(16%)	2,665	3,089	(14%)
Connectivity	132	255	(48%)	284	491	(42%)
Serial interface products	---	228	(100%)	---	590	(100%)
OEM embedded products	451	669	(33%)	980	1,588	(38%)
Total	$3,654	$4,143	(12%)	$7,461	$8,915	(16%)

(Index)

Our mobile handheld computer product revenues in the three and six months ended June 30, 2010 were $1.9 million and $3.5 million, an increase of 16% and 12% compared to revenues of 1.6 million and $3.2 million in the corresponding periods one year ago. The increase in the comparable three and six month periods was due to an increase in mobile handheld computer sales combined with an increase in service revenues due to an increased percentage of customers opting to purchase our SocketCare extended warranty and accidental breakage coverage in conjunction with their deployments.

Our data collection product revenues in the three and six months ended June 30, 2010 were $1.2 million and $2.7 million, a decrease of 16% and 14% compared to revenues of $1.4 million and $3.1 million in the corresponding periods one year ago. Revenue decreases of $0.2 million and $0.4 million in the comparable three and six month periods were due to reduced sales of our SDIO In-Hand Scan card. Declines in sales of our Cordless Ring Scanner in the comparable three months were offset by increases in sales of our primary scanning product, the CompactFlash In-Hand Scan card. Declines in sales of our CompactFlash In-Hand Scan card in the comparable six months were offset by increases in sales of our Cordless Ring Scanner. Sales of our Cordless Hand Scanner were flat in the comparable three and six month periods. Our data collection product revenues continue to be affected by the worldwide economic slowdown as customers defer their deployment decisions.

Our connectivity product revenues in the three and six months ended June 30, 2010 were $132,000 and $284,000, a decrease of 48% and 42% compared to revenues of $255,000 and $491,000 in the corresponding periods one year go. The decline resulted from reduced sales volumes of our modem plug-in products and Ethernet plug-in products due to reduced corporate deployments of these wired connection solutions.

As a result of the sale of our serial product technology and business on September 30, 2009, there are no revenues from serial interface products recognized beyond fiscal 2009. Our serial interface product revenues in the three and six months ended June 30, 2009 were $0.2 million and $0.6 million. The majority of our serial product sales in the three and six month periods in 2009 were from our standard serial PC card products which were primarily sold to connect peripheral devices or other electronic equipment to notebook computers. Remaining serial revenues in the three and six months of 2009 were from sales of our CompactFlash card product and cordless Bluetooth serial adapter.

Our OEM embedded product revenues in the three and six months ended June 30, 2010 were $0.5 million and $1.0 million, a decrease of 33% and 38% compared to revenues of $0.7 million and $1.6 million in the corresponding periods one year ago. The majority of the revenue decreases in the three and six month comparable periods were from reduced sales of our Bluetooth modules to our OEM customers as a result of phasing out older Bluetooth technology and a last-buy purchase program in 2008 through 2009. The majority of these last-buy shipments were concluded by the end of the first quarter of 2009. Additional declines in the comparable three and six month periods in 2010 were from reductions in sales of our wireless LAN plug-in cards.

Gross Margins
Our gross margins in the three and six months ended June 30, 2010 were 41% and 42%, compared to margins of 41% and 44% in the corresponding periods one year ago. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Sales of our mobile handheld computer comprised a greater portion of our overall revenues in the comparable three and six month periods of 2010 combined with improved margins on this product in the comparable periods. Offsetting these margin improvements in the comparable three months and to a greater amount in the comparable six months were declines in sales of above average margin products and fixed overhead costs which comprised a greater portion of the overall cost of goods sold due to lower revenues in the three and six months of 2010 compared to the same periods one year ago.

(Index)

Research and Development Expense
Research and development expense for the three months ended June 30, 2010 was $0.6 million, a decrease of 23% compared to research and development expense of $0.7 million in the corresponding period one year ago. Research and development expense for the six months ended June 30, 2010 was $1.2 million, a decline of 17% compared to research and development expense of $1.5 million in the corresponding period one year ago. Approximately 30% and 40% of the reduction in research and development expense in the three and six months ended June 30, 2010 was due to lower personnel costs primarily from salary reductions. Additional reductions in research and development expense in the comparable three and six month periods were from reduced development costs due to a reduction in product development activities, and reduced equipment costs related to the reductions in product development activities. Research and development expense in the third quarter of 2010 is expected to continue at a level similar to the second quarter.

Sales and Marketing Expense
Sales and marketing expense for the three months ended June 30, 2010 was $1.0 million, a decrease of 27% compared to $1.3 million in the corresponding period one year ago. Sales and marketing expense for the six month period ended June 30, 2010 was $2.2 million, a decrease of 19% compared to sales and marketing expense of $2.7 million in the corresponding period one year ago. Over half of the reduction in sales and marketing expense in the comparable three and six month periods was due to reduced advertising and promotion expense and travel costs. Additional declines in the comparable periods were primarily from reduced personnel costs. Sales and marketing expense in the third quarter of 2010 is expected to continue at a level similar to the second quarter.

General and Administrative Expense
General and administrative expense for the three months ended June 30, 2010 was $492,000, a decrease of 10% compared to general and administrative expense of $549,000 in the corresponding period one year ago. General and administrative expense for the six month period ended June 30, 2010 was $1,153,000, a decrease of 3% compared to general and administrative expense of $1,190,000 in the corresponding period one year ago. Reductions in general and administrative expense in the comparable periods are primarily from salary reductions. General and administrative expense in the third quarter of 2010 is expected to continue at a level similar to the second quarter.

Amortization of Intangibles
In July 2004 we acquired a patent which covers the design and functioning of plug-in bar code scanners, bar code imagers, and radio frequency identification products. The patent was purchased for $600,000 and capitalized as an intangible asset. The patent is being amortized on a straight line basis over a ten-year period. Intangible assets of $571,000 remaining from a prior acquisition in 2000 consisted of developed software and technology with estimated lives at the time of acquisition of 8.5 years. Such amount was fully amortized in the first quarter of 2009. Amortization charges for all acquired intangibles for the three and six months ended June 30, 2010 were $15,000 and $30,000, respectively, compared to $15,000 and $47,000, respectively, in the comparable periods one year ago. Future intangible amortization charges are solely related to the patent acquired in 2004, and will be $15,000 per quarter going forward until fully amortized.

(Index)

Interest Income and Expense
Interest income reflects interest earned on cash balances. Interest income in the three and six months of 2010 and 2009 was immaterial in each of the periods, reflecting low average rates of return on cash balances. Interest expense of $55,000 and $102,000 in the three and six months ended June 30, 2010 compares to interest expense of $52,000 and $117,000 in the comparable periods one year ago. Interest expense is related to interest on amounts drawn on our bank lines of credit and interest on equipment lease financing obligations. Increased interest expense in the second quarter 2010 reflects higher average balances outstanding compared to the same period a year ago. Lower interest expense in the first six months of 2010 is due to lower average balances outstanding on our bank lines of credit compared to the same period one year ago. Interest expense in the third quarter of 2010 is expected to continue at levels similar to the second quarter.

Taxes
There were no provisions for federal or state income taxes for the three and six months ended June 30, 2010. We have not generated taxable income in any periods in any jurisdiction, foreign or domestic. The Company has maintained a full valuation allowance for all deferred tax assets. Deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized.

Deferred tax expense in the three and six months of 2009 was related entirely to the deferred tax liability on the portion of our goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it could not be offset against deferred tax assets, and therefore resulted in a deferred tax expense of $8,000 and $16,000 in the three and six months of 2009. Goodwill impairment charges recorded as of December 31, 2009 on that portion of our goodwill being amortized for tax purposes, resulted in the reversal of accumulated deferred tax expense and the related deferred tax liability, temporarily eliminating the difference between financial and tax reporting. As a result no deferred tax expense was incurred in the three and six months of 2010.

Liquidity and Capital Resources
We were unprofitable in the first half of 2010. We were profitable in the third quarter of 2009 due in part to the gain on the sale of our serial product line assets. We were unprofitable in each of the other three quarters of 2009, and unprofitable for fiscal year 2009. We have a history of operating losses and we may continue to be unprofitable in the foreseeable future. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $41 million in equity capital to fund our operations.

(Index)

As reflected in our Statements of Cash Flows, net cash provided by operating activities was $12,000 in the first half of 2010 compared to cash provided by operating activities of $6,000 in the first half of 2009. We calculate net cash used in or provided by operating activities by reducing our net loss ($1.61 million and $1.66 million in the first half of 2010 and 2009, respectively) by those expenses that did not require the use of cash, and reversing gains or losses that did not generate or use cash. These items consist of stock based compensation expense, depreciation and amortization, amortization of intangible assets, net foreign currency transaction gains, deferred tax expense and change in deferred rent. These amounts totaled $584,000 in the first half of 2010 and $625,000 in the first half of 2009. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In the first half of 2010 changes in operating assets and liabilities resulted in a net source of cash of $1,042,000 and were primarily from increases in accounts payable due to timing of payments and reductions in inventory levels as a result of planned reductions from year end levels, partially offset by increases in accounts receivable due to increases in overall shipments in the second quarter 2010 and the timing of those shipments later in the quarter compared to the fourth quarter 2009, and increases in prepaid expenses. In the first half of 2009 changes in operating assets and liabilities resulted in a net source of cash of $1,037,000, and were primarily from reductions in inventory, due primarily to reduced stocking levels of our mobile handheld computer as a result of actively managing overall inventory levels downward from year end levels, and reductions in accounts receivable due to lower shipments in the second quarter of 2009 compared to the fourth quarter of 2008, partially offset by reductions in accounts payable due to reductions in overall expenses and inventory purchases in the second quarter that create those payables, and reductions in deferred income on shipments to distributors due to lower stocking levels of our products in the distribution channel.

Cash used in investing activities was $107,000 in the first half of 2010 compared to $154,000 in the first half of 2009. Reductions in investing activities in the first half of 2010 reflects reductions in equipment and tooling purchases due to fewer projects requiring these expenditures.

Cash provided by financing activities was $147,000 in the first half of 2010 compared to $1,074,000 in the first half of 2009. Financing activities in the first half of 2010 consisted of a net increase in the amounts drawn on our bank lines of credit and proceeds from the exercise of stock options, partially offset by payments on capital leases. Financing activities in the first half of 2009 consisted primarily of net proceeds from the issuance of common stock and warrants, and a net increase in the amounts drawn on our bank lines of credit at the end of the second quarter 2009.

Our cash balances at June 30, 2010 were $2.0 million, including cash of $1.1 million drawn against our bank line of credit. Our cash balances at June 30, 2010, reflect a net increase of $143,000 in amounts drawn on our bank lines of credit and net cash provided of $12,000 from operating activities in the first half of 2010. On March 3, 2010, we agreed with our bank to extend the term of the existing credit facility to March 23, 2011, to amend the terms of the credit facility with a minimum cash deposit requirement of $1.0 million and minimum quarterly revenue requirements for fiscal 2010. We failed to meet the minimum revenue covenant for the quarter ended March 31, 2010, however, on May 12, 2010 the bank agreed to waive the events of default and to replace the quarterly minimum revenue requirements with quarterly net income requirements for the remaining quarters of fiscal 2010. We failed to meet the quarterly net income requirement for the second quarter of 2010, however, on August 5, 2010 the bank agreed to waive the event of default and to revise the minimum quarterly income targets for the third and fourth quarters of 2010 (see "Note 4 - Bank Financing Arrangements" for more information). Our balance sheet at June 30, 2010 has a current ratio (current assets divided by current liabilities) of 0.85 to 1.0, and no material long term debt. We have taken actions to reduce our expenses to align our cost structure with current economic conditions. We have the ability to reduce expenses further if necessary.

(Index)

Our continued operating losses, declines in our working capital balances and our failure to achieve the revenue levels required to maintain compliance with our bank line covenants are conditions that raise doubt about the Company's ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to establish profitable operations and to increase our capital. We have been taking steps intended to reduce operating losses and achieve profitability including the introduction of new products, continued close support of our distributors and of our application partners as they establish their mobile applications in key vertical markets, and management of our costs. We believe that we will be able to improve liquidity and secure additional sources of financing by managing our working capital balances, improving our operating results to cash positive levels, and raising additional capital as needed, including development funding from development partners and through the issuance of additional equity securities. There can be no assurance that we will be successful in achieving any of these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our inability to secure and maintain the necessary liquidity would have a material adverse effect on our financial condition and results of operations. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of our current operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty. If we can return to revenue growth and attain profitability, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increased expenses, including more employees to support our growth and increases in salaries, benefits, and related support costs for employees.

Our contractual cash obligations at June 30, 2010 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years		More than 5 years
Capital leases	$38,000	$13,000	$25,000	$	---	$	---
Operating leases	784,000	388,000	396,000		---		---
Bank line of credit	1,145,000	$1,145,000	---		---		---
Unconditional purchase obligations with contract manufacturers	2,743,000	2,743,000	---		---		---
Total contractual cash obligations	$4,710,000	$4,289,000	$421,000	$	---	$	---

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

(Index)

Recent Accounting Pronouncements
See Note 2 of "Notes to Condensed Financial Statements" of this Quarterly Report for additional information regarding the status of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash and our bank credit line facilities. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended June 30, 2010, a decline of 1% in interest rates would not have had a material effect on our quarterly interest income.

Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the greater of either 6% or the lender's prime rate plus 2%, for both the domestic line (up to $1.5 million) and the international line (up to $1.0 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. Based on a sensitivity analysis, an increase of 1% in the interest rate would increase our borrowing costs by $15,700 for each $1 million of borrowings against our credit facility, if outstanding for the entire year, or a maximum of $39,300 if we utilized our entire credit line (in cases where the applicable interest rate is greater than 6%). The credit line agreement also specifies a fixed collateral handling fee of 0.62% per month on the full amount of the accounts receivable provided as collateral for the outstanding balances advanced under the credit line. Prior to the third quarter of 2009 the fixed collateral handling fee was 0.7% per month.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros, we pay the expenses of our European employees in Euros and British pounds, and we may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended June 30, 2010, an adverse change of 10% in exchange rates would have resulted in an increase in our net loss for the second quarter 2010 of approximately $39,400, if left unprotected. For the second quarter of 2010 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net loss of $7,100. We will continue to monitor, assess, and mitigate through hedging activities, the risk associated with these exposures.

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

We are dependent upon our bank line under loan agreements with Silicon Valley Bank as a source of cash to fund our operations. The availability of the bank line is conditioned upon our complying with the terms of the loan agreements, including meeting certain financial covenants. We have failed to meet certain of these financial covenants since April 2009, and most recently we failed to meet the minimum quarterly net income target for the quarter ended June 30, 2010. Each time the Company has failed to meet its financial covenants under the bank line, Silicon Valley Bank has agreed to forbear from declaring an event of default on the bank line and has agreed to amend the financial covenants. On May 12, 2010, the bank agreed to waive the events of default and agreed to replace the quarterly minimum revenue requirements with quarterly net income requirements for the remaining quarters of fiscal 2010. The Company was not in compliance with the second quarter net income requirement, however, on August 5, 2010 the bank agreed to waive the event of default and to revise the minimum quarterly net income targets for the remaining quarters in 2010. The Company also continues to be required to maintain a cash balance of $1 million in accounts at Silicon Valley Bank. Should we continue to fail to meet any of the financial covenants specified in the credit facility agreement as amended, such failure would constitute an event of default under the terms of the credit agreement, and Silicon Valley Bank may among its remedies, declare all obligations under the credit facility immediately due and payable. Should the bank line become unavailable, we may not be able to find alternative sources of financing, and we may not be able to pay our liabilities and expenses when due, which could require us to suspend some or all of our current operations. It could also adversely affect the willingness of our vendors and employees to continue to work with us. As of June 30, 2010, we had $1,145,053 outstanding under the loan agreements, and we had $1,992,071 of unrestricted cash and cash equivalents at the bank. Our ability to meet the minimum revenue targets and maintain a cash balance at the required minimum level for compliance with the financial covenants is dependent on a number of factors, including our ability to (i) achieve sufficient revenues, (ii) manage our expenses, (iii) manage payment terms with our customers and suppliers, and (iv) manage our inventory levels. We can provide no assurance that we will be able to meet the requirements under any of the financial covenants under the loan agreements.

We have a history of operating losses and may not achieve ongoing profitability.

We were unprofitable in the first half of 2010. We were profitable in the third quarter of 2009 due to the one time gain on the sale of our serial product line assets. We were unprofitable in each of other three quarters of 2009, unprofitable for fiscal year 2009 as a whole, and unprofitable in each of the quarters in fiscal years 2008, 2007, and 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005 as a whole. Fiscal year 2004 was the only profitable year in our history, and only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. To achieve ongoing profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash and bank line of credit to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

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
  timing of distributors' shipments to their customers; and
  general economic conditions and conditions specific to our customers' industries

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

Our success has been dependent upon the ability of third-parties in the mobile computer industry to successfully develop products that include or are compatible with our technology and then to sell these products into the marketplace. Even if we are successful in marketing and selling our new line of mobile handheld computers, our ability to generate increased revenue depends significantly on the commercial success of other parties' Windows mobile products, particularly vertical market software applications for use with our handheld computer and peripheral products, and standard Pocket PC handhelds, phone-integrated devices, tablet computers, and other phone-integrated devices, including those from Palm, Nokia, Blackberry, and Apple, with which our plug-in and wireless peripherals can be used, and the adoption of these mobile computer devices for business use. A number of manufacturers of handheld computers have reduced the number of handheld products they offer, or curtailed development of future handheld computer products. If manufacturers are unable or choose not to ship new products such as Pocket PC and other Windows mobile devices, or experience difficulties with new product transitions that cause delays in the market as we have experienced in the past three years, or if these products fail to achieve or maintain market acceptance, the number of our potential new customers could be reduced and we may not be able to meet our sales expectations.

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

A significant portion of our revenue comes from two distributors, Tech Data Corporation and Ingram Micro Inc., which together represented approximately 29% and 35% of our worldwide revenues in the first six months of 2010 and fiscal year 2009, respectively. We expect that a significant portion of our revenue will continue to depend on sales to Tech Data Corporation and Ingram Micro Inc. Additionally, 16% of our revenue in the second quarter 2010 came from Epocal Inc., an OEM customer. We do not have long-term commitments from Tech Data Corporation or Ingram Micro Inc. to carry our products. Each could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors' products. If we lose our relationship with Tech Data Corporation or Ingram Micro Inc., we would experience disruption and delays in marketing our products.

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

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options adversely affected our net income and earnings per share in the first half of 2010 and in each of the quarters in fiscal 2009, will continue to adversely affect future quarters, and will make profitability harder to achieve. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them. Additionally, on July 1, 2010, we completed an exchange offer for certain of our outstanding options. As a result, the total remaining unrecognized compensation costs related to unvested stock options increased by $0.74 million, which will be amortized over the weighted average remaining requisite period of 2.4 years.

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

Export sales (sales to customers outside the United States) accounted for approximately 24% and 42% of our revenue in the first half of 2010 and fiscal 2009, respectively. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of July 30, 2010, we had 3,800,339 shares of Common Stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of July 30, 2010, we had 1,270,309 shares of Common Stock subject to outstanding options under our stock option plans, and 94,103 shares of Common Stock were available for future issuance under the plans. We have registered the shares of Common Stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of Common Stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of July 30, 2010, we had 77,642 shares of Common Stock subject to outstanding warrants issued in a private placement. We have registered the resale of all shares of Common Stock subject to the warrants. Accordingly, the shares of Common Stock underlying these warrants will be eligible for resale in the public market as soon as the warrants are exercised, subject to S-3 prospectus delivery requirements.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2009 through July 30, 2010, our Common Stock price fluctuated between a high of $5.44 and a low of $1.32. Following a one-for-ten reverse stock split effected on October 23, 2008, which significantly decreased the Company's share float, we have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our Common Stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

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

SOCKET MOBILE, INC.
Registrant

Date: August 6, 2010	/s/ Kevin J. Mills
Kevin J. Mills President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 6, 2010	/s/ David W. Dunlap
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