Form 10-Q
period 2010-09-30
SOCKET MOBILE, INC.
filed 2010-11-15
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended September 30, 2010

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

The number of shares of Common Stock ($0.001 par value) outstanding as of October 29, 2010 was 3,801,991 shares.

(Index)

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED BALANCE SHEETS
	September 30, 2010 (unaudited)	December 31, 2009*
ASSETS
Current assets:
Cash and cash equivalents	$1,449,598	$1,940,295
Accounts receivable, net	1,453,221	1,659,383
Inventories	1,437,279	2,044,119
Prepaid expenses and other current assets	481,264	415,102
Total current assets	4,821,362	6,058,899

Property and equipment:
Machinery and office equipment	2,185,893	2,165,775
Computer equipment	1,285,467	1,253,511
	3,471,360	3,419,286
Accumulated depreciation	(2,914,689)	(2,631,822)
Property and equipment, net	556,671	787,464

Intangible assets, net	225,000	270,000
Goodwill	4,427,000	4,427,000
Other assets	170,465	199,834
Total assets	$10,200,498	$11,743,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,705,287	$2,902,294
Accrued payroll and related expenses	597,524	806,750
Bank line of credit	788,028	1,002,088
Deferred income on shipments to distributors	850,191	917,756
Short term portion of deferred service revenue	339,709	304,193
Short term portion of capital leases and deferred rent	12,878	42,491
Total current liabilities	6,293,617	5,975,572

Long term portion of deferred service revenue	227,903	282,840
Long term portion of capital leases and deferred rent	128,211	96,785
Deferred income taxes	7,531	---
Total liabilities	6,657,262	6,355,197

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value: Authorized shares—10,000,000,
Issued and outstanding shares—3,801,718 at September 30, 2010 and 3,788,767 at December 31, 2009	3,802	3,789
Additional paid-in capital	56,726,952	56,190,112
Accumulated deficit	(53,187,518)	(50,805,901)
Total stockholders’ equity	3,543,236	5,388,000
Total liabilities and stockholders’ equity	$10,200,498	$11,743,197
_____________________________________________ * Derived from audited financial statements.

See accompanying notes.

(Index)
SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$3,414,063	$4,574,325	$10,875,319	$13,489,371
Cost of revenues	2,051,964	2,507,929	6,402,428	7,482,639
Gross profit	1,362,099	2,066,396	4,472,891	6,006,732

Operating expenses:
Research and development	581,019	664,336	1,821,076	2,167,418
Sales and marketing	972,594	1,207,767	3,172,335	3,930,931
General and administrative	515,162	504,396	1,668,280	1,695,120
Amortization of intangible assets	15,000	15,000	45,000	61,787
Total operating expenses	2,083,775	2,391,499	6,706,691	7,855,256

Operating income (loss)	(721,676)	(325,103)	(2,233,800)	(1,848,524)

Gain on sale of product line assets	---	450,000	---	450,000
Interest income and other	25	10	85	379
Interest expense	(37,872)	(67,764)	(140,371)	(185,040)

Net income (loss) before deferred taxes	(759,523)	57,143	(2,374,086)	(1,583,185)
Deferred tax expense	(7,531)	(7,985)	(7,531)	(23,955)
Net income (loss)	$(767,054)	$49,158	$(2,381,617)	$(1,607,140)

Net income (loss) per share:
Basic	$(0.20)	$0.01	$(0.63)	$(0.46)
Diluted	$(0.20)	$0.01	$(0.63)	$(0.46)

Weighted average shares outstanding:
Basic	3,797,988	3,786,702	3,793,582	3,486,894
Diluted	3,797,988	3,950,643	3,793,582	3,486,894

See accompanying notes.

(Index)

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010		2009
Operating activities
Net loss		$(2,381,617)	$(1,607,140)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation		509,036	522,712
Depreciation and amortization		358,418	374,025
Amortization of intangible assets		45,000	61,787
Deferred tax expense		7,531	23,955
Change in deferred rent		10,978	(12,831)
Gain on sale of product line assets		---	(450,000)

Changes in operating assets and liabilities:
Accounts receivable		206,162	1,294,408
Inventories		606,840	1,635,277
Prepaid expenses and other current assets		(66,162)	(67,729)
Other assets		29,369	36,667
Accounts payable		802,992	(838,996)
Accrued payroll and related expenses		(209,226)	13,172
Deferred income on shipments to distributors		(67,565)	(806,568)
Deferred service revenue		(19,421)	196,783
Net cash provided by (used in ) operating activities		(167,665)	375,522

Investing activities
Purchases of equipment		(127,625)	(213,578)
Gain on sale of product line assets		---	450,000
Net cash provided by (used in) investing activities		(127,625)	236,422

Financing activities
Payments on capital leases		(9,165)	(8,441)
Proceeds from borrowings under bank line of credit agreement		5,161,910	7,354,839
Repayments of borrowings under bank line of credit agreement		(5,375,969)	(7,072,194)
Proceeds from the issuance of common stock		---	884,728
Stock options exercised		27,817	---
Net cash provided by (used in) financing activities		(195,407)	1,158,932

Net increase (decrease) in cash and cash equivalents		(490,697)	1,770,876

Cash and cash equivalents at beginning of period		1,940,295	757,342
Cash and cash equivalents at end of period		$1,449,598	$2,528,218

Supplemental cash flow information
Cash paid for interest		$139,595	$185,242

Supplemental non-cash disclosure
Warrants issued in conjunction with common stock financing	$	---	$107,034

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

Liquidity and Going Concern
The Company's cash balances at September 30, 2010 were $1.4 million, including cash of $0.8 million drawn against its bank lines of credit. The Company's cash balances at September 30, 2010, reflect a net decrease of $224,000 in amounts drawn on its bank lines of credit and $168,000 of net cash used in operating activities in the nine months ended September 30, 2010. On March 3, 2010, the Company agreed with its bank to extend the term of the existing credit facility to March 23, 2011, to amend the terms of the credit facility with a minimum cash deposit requirement of $1.0 million and minimum quarterly revenue requirements for fiscal 2010. The Company failed to meet the minimum revenue covenant for the quarter ended March 31, 2010, however, the bank agreed to waive the events of default and to replace the quarterly minimum revenue requirements with quarterly net income targets commencing in the quarter ended June 30, 2010. The Company failed to meet its quarterly net income covenant for the quarter ended June 30, 2010 and received a waiver from the bank for such failure. On November 2, 2010, the Company terminated its bank line of credit in conjunction with the planned issuance of a senior secured convertible note of $1.0 million in November 2010 (see "NOTE 11 - Subsequent Events" for additional information).

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The Company's balance sheet at September 30, 2010 has a current ratio (current assets divided by current liabilities) of 0.77 to 1.0, a working capital deficit of $1.5 million (current assets less current liabilities), and no material long term debt. The Company has taken actions to reduce expenses to reduce its operating losses. The Company has the ability to reduce expenses further if necessary. If the Company can return to revenue growth and attain profitability, the Company anticipates requirements for cash will include funding of higher receivable and inventory balances, and increased expenses, including an increase of costs relating to new employees to support its growth and increases in salaries, benefits, and related support costs for existing employees. If the Company cannot attain profitability, the Company will not be able to support its operations from positive cash flows, and the Company will use its existing cash to support operating losses. The Company may also find it necessary to raise additional capital to fund its operations, however, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. If the Company is unable to secure the necessary capital for its business, the Company may need to suspend some or all of its current operations.

The Company's continuing operating losses and declines in its working capital balances are conditions that raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to establish profitable operations and to increase its capital. Management has been taking steps intended to reduce operating losses and achieve profitability including the introduction of new products, continued close support of the Company's distributors and its application partners as they establish their mobile applications in key vertical markets, and management of the Company's costs. Management believes that it will be able to improve the Company's liquidity and secure additional sources of financing by managing its working capital balances, and raising additional capital as needed including development funding from development partners and the issuance of additional equity securities. There can be no assurance that management will be successful in achieving these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. The Company's inability to secure and maintain the necessary liquidity would have a material adverse effect on the Company's financial condition and results of operations.

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

Cash Equivalents and Fair Value of Financial Instruments
The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less at date of purchase to be cash equivalents. At September 30, 2010 and December 31, 2009, all of the Company's cash and cash equivalents consisted of amounts held in demand and money market deposits in banks. The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Derivative Financial Instruments
The Company regularly enters into forward foreign currency contracts to reduce exposures related to rate changes in certain foreign currencies. The Company's forward foreign currency contracts are recorded at fair value and are included within current assets at September 30, 2010. At September 30, 2010, these derivative instruments were not designated as hedges, and accordingly, changes in the fair value of the forward foreign currency contracts were recorded in net income. At September 30, 2010, contracts with a notional amount of $170,625 to hedge Euros were recorded as assets with an aggregate fair value that was insignificant based on quotations from financial institutions, and had maturity dates in October 2010. At December 31, 2009, contracts with a notional amount of $721,500 to hedge Euros were recorded as assets with an aggregate fair value of $5,175 based on quotations from financial institutions, and had maturity dates in January 2010.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Goodwill and Other Intangible Assets Review
Goodwill is tested for impairment annually as of September 30th or more frequently when events or circumstances indicate that the carrying value of the Company's single reporting unit more likely than not exceeds its fair value.

The Company performed its annual goodwill impairment analysis as of September 30, 2010. The Company used the two-step test as required to assess goodwill for impairment. The first step of the goodwill impairment test consisted of comparing the carrying value of the reporting unit to its fair value. Management estimated the fair value of the Company's reporting unit using various methods and compared the fair value to the carrying amount (net book value) to ascertain if potential goodwill impairment existed. The Company utilized methods that focused on its ability to produce income ("Income Approach") and the estimated consideration it would receive if there were a sale of the Company ("Market Approach"). Key assumptions utilized in the determination of fair value in step one of the test included the following: the Company's market capitalization; market multiples of comparable companies within its industry; revenue and expense forecasts used in the evaluation were based on trends of historical performance and management's estimate of future performance; cash flows utilized in the discounted cash flow analysis were estimated using a weighted average cost of capital determined to be appropriate for the Company. The fair value of the Company's reporting unit exceeded its carrying value and as a result, goodwill is considered not impaired as of September 30, 2010.

As December 31, 2009, the Company recorded $5,370,946 goodwill impairment. In the quarter ended March 31, 2010, the Company finalized the impairment analysis without adjustment to the estimated impairment recorded at December 31, 2009.

NOTE 3 - Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

	September 30, 2010	December 31, 2009
Raw materials and sub-assemblies	$1,370,071	$1,939,416
Finished goods	67,208	104,703
	$1,437,279	$2,044,119

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - Bank Financing Arrangements

The Company has a credit facility with Silicon Valley Bank which allows the Company to borrow up to $2,500,000 based on the level of qualified domestic and international receivables, up to a maximum of $1,500,000 and $1,000,000, respectively. Borrowings under the lines bear an annual interest rate equal to the greater of (i) the Lender's prime rate plus 2%, or (ii) 6%. The annual interest rate in effect at September 30, 2010 and December 31, 2009 was 6%. The borrowings under the credit facility are secured by a first priority security interest in the assets of the Company. The advance rate for receivables is 50% from distributors and 70% for all other receivables. The agreement also specifies a collateral handling fee of 0.62% per month. The applicable interest and fees are calculated based on the full amount of the accounts receivable provided as collateral, rather than on the actual amounts borrowed. The outstanding amounts borrowed under the domestic and international lines at December 31, 2009 were $649,905 and $352,183, respectively, and the full amounts of accounts receivable provided as collateral were $1,124,770, and $678,794, respectively. The Company was out of compliance with the minimum revenue covenant for the quarter ended December 31, 2009. Silicon Valley Bank agreed to forbear any actions relating to the event of default through March 24, 2010.

On March 3, 2010, the Company agreed with Silicon Valley Bank to extend the term of the existing credit facility to March 23, 2011 and to amend its other terms. Under the terms of the amendment the Company was required to maintain at all times a minimum cash deposit balance at Silicon Valley Bank of no less than $1,000,000, and to achieve minimum quarterly revenue requirements for fiscal 2010. The Company failed to meet the minimum revenue covenant for the quarter ended March 31, 2010, however, the bank agreed to waive the events of default and to replace the quarterly minimum revenue requirements with quarterly net income targets for the remaining quarters of fiscal 2010. The Company failed to meet its quarterly net income covenant for the quarter ended June 30, 2010 and received a waiver from the bank. The outstanding amounts borrowed under the domestic and international lines at September 30, 2010 were $413,461 and $374,567, respectively, and the full amounts of accounts receivable provided as collateral were $794,253 and $626,972, respectively.

On November 2, 2010, the Company terminated the credit facility in conjunction with entering into a security purchase agreement which is expected to close in November 2010 (see "NOTE 11 - Subsequent Events" for more information).

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

Amortization of all intangible assets for the three and nine months ended September 30, 2010 was $15,000 and $45,000, respectively, compared to $15,000 and $61,787, respectively, for the same periods in 2009. Intangible assets as of September 30, 2010 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$(375,000)	$225,000
Project management tools	570,750	(570,750)	---
Total intangible assets	$1,170,750	$(945,750)	$225,000

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Based on definite lived intangible assets recorded at September 30, 2010, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Year	Amount
2010 (three months remaining)	$15,000
2011	60,000
2012	60,000
2013	60,000
2014	30,000
$225,000

Intangible assets as of December 31, 2009 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$(330,000)	$270,000
Project management tools	570,750	(570,750)	---
Total intangible assets	$1,170,750	$(900,750)	$270,000

NOTE 6 - Commitments

On August 30, 2010, the Company amended its commercial building lease agreement. The amendment is effective as of August 23, 2010 and extends the lease termination date from June 30, 2012 to June 30, 2018. The Company's base rent under the facilities lease is abated in its entirety in the amount of $31,983 for the months of September through December 2010. In addition, the base rent for the months of January 2011 through June 2012 is reduced by $1,278 per month. The base rent under the facilities lease shall be $29,705 per month for the period from July 1, 2012 through June 30, 2013. The base rent increases annually thereafter at a rate of four percent per year for the remaining five years under the facilities lease.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - Segment Information and Concentrations

Segment Information
The Company operates in one segment-mobile systems solutions for businesses. Mobile systems solutions typically consist of a handheld computer, data collection and connectivity peripherals, and third-party vertical applications software. The Company markets its products in the United States and foreign countries through its sales personnel, distributors, and vertical industry partners. Revenues for the geographic areas for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2010	2009	2010	2009
United States	$2,505,229	$2,737,113	$8,185,737	$7,792,964
Europe	742,570	1,449,129	2,286,143	4,195,249
Asia and rest of world	166,264	388,083	403,440	1,501,158
Total revenues	$3,414,063	$4,574,325	$10,875,320	$13,489,371

Export revenues are attributable to countries based on the location of the Company's customers. The Company does not hold long-lived assets in foreign locations.

Major customers who accounted for at least 10% of the Company's total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Tech Data Corporation	11%	16%	13%	18%
Ingram Micro, Inc.	14%	16%	15%	20%
Epocal Inc.	10%	*	*	*
BlueStar Inc.	*	*	12%	*
__________________________________ * Customer accounted for less than 10% of total revenues for the period

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company invests its cash in demand and money market deposit accounts in banks. To date, the Company has not experienced losses on these investments. The Company's trade accounts receivables are primarily with distributors and OEMs. The Company performs ongoing credit evaluations of its customers' financial conditions but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management's expectations. At September 30, 2010 and December 31, 2009, customers with at least 10% of the Company's total accounts receivable balances were as follows:

	September 30,	December 31,
	2010	2009
Ingram Micro, Inc.	23%	18%
Epocal Inc.	20%	*
Scansource, Inc	16%	*
BlueStar Inc.	*	17%
__________________________________ * Customer accounted for less than 10% of total revenues for the period

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Concentration of Suppliers
Several of the Company's component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials, it would be required to reduce its operations, which could have a material adverse effect upon its results. At September 30, 2010 and December 31, 2009, 43% and 33%, respectively, of the Company's accounts payable balances were concentrated in a single supplier. For the three and nine months ended September 30, 2010, two suppliers accounted for 71% of the inventory purchases in each of the periods.

NOTE 8 - Stock-Based Compensation

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

Total stock-based compensation expense recognized in the Company's statements of operations for the three and nine months ended September 30, 2010 and 2009 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2010	2009	2010	2009
Cost of revenues	$14,588	$18,303	$42,633	$45,099
Research and development	38,602	48,228	114,188	116,003
Sales and marketing	50,900	74,971	152,086	194,782
General and administrative	84,803	62,114	200,129	166,828
Total	$188,893	$203,616	$509,036	$522,712

In the three and nine months ended September 30, 2010, the Company granted stock options to purchase 705,950 and 849,950 shares of the Company's common stock, respectively, at a weighted average per share fair value estimated at $1.92 in each of the periods. A majority of the options granted results from an option exchange completed in the third quarter 2010. In June 2010 the Company offered to exchange certain outstanding stock options granted under the Company's equity incentive plans for new options to purchase shares of the Company's common stock under modified vesting terms. On July 1, 2010, the Company completed the exchange offer and cancelled stock options to purchase 703,550 shares and reissued new stock options to purchase an equivalent number of shares at a per share price of $3.04, at a weighted average per share fair value estimated at $1.92, with a weighted average vesting period of 2.1 years. The option exchange was treated as a stock option modification for accounting purposes. At June 30, 2010, prior to the completion of the exchange offer, total remaining unrecognized compensation costs related to unvested stock options was approximately $0.86 million, which was scheduled to be amortized over the weighted average remaining requisite period of 2.4 years. On July 1, 2010, after the completion of the exchange offer, total remaining unrecognized compensation costs related to all unvested stock options was approximately $1.6 million, which is being amortized over the weighted average remaining requisite period of 2.4 years. At September 30, 2010, options held by employees for 1,268,930 shares were outstanding, of which options for 305,437 shares were exercisable.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

There were no options granted in the three months ended September 30, 2009. In the nine months ended September 30, 2009, 469,781 stock options were granted at weighted average per share fair value estimated at $1.62.

Weighted average assumptions for stock options granted during the three and nine months ended September 30, 2010 and 2009 are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rate (%)	2.96%	n/a	3.04%	3.04%
Dividend yield	---	n/a	---	---
Volatility factor	0.87	n/a	0.88	0.99
Expected option life (years)	3.9	n/a	4.0	4.0

NOTE 9 - Net Income (Loss) Per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$(767,054)	$49,158	$(2,381,617)	$(1,607,140)

Denominator:
Weighted average common shares outstanding used in computing net income (loss) per share:
Basic	3,797,988	3,786,702	3,793,582	3,486,894
Diluted	3,797,988	3,950,643	3,793,582	3,486,894

Net income (loss) per share:
Basic and Diluted	$(0.20)	$0.01	$(0.63)	$(0.46)

For the three and nine months ended September 30, 2010, and the nine months ended September 30, 2009, the diluted net loss per share is equal to the basic net loss per share because the Company experienced losses in these periods. Thus no potential common shares underlying stock options and warrants have been included in the net loss per share calculation, as their effect is anti-dilutive. Options and warrants to purchase 1,356,572 and 1,319,200 shares of common stock at September 30, 2010 and 2009, respectively, have been omitted from the net loss per share calculation.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - Income Taxes

Deferred tax expense in the three and nine months ended September 30, 2010 and 2009 is related entirely to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. Goodwill impairment charges recorded as of December 31, 2009 on that portion of the Company's goodwill being amortized for tax purposes, resulted in the reversal of accumulated deferred tax expense and the related deferred tax liability, temporarily eliminating the difference between financial and tax reporting at December 31, 2009 and for each of the first two quarters in 2010. Beginning in the quarter ended September 30, 2010, differences between financial and tax reporting resulted in deferred tax expense of $7,531 and the corresponding deferred tax liability on the Company's balance sheet. Deferred tax expense in the three and nine months ended September 30, 2009 was $7,985 and $23,955, respectively.

At December 31, 2009, the Company has an unrecognized tax benefit of approximately $599,000, which did not change significantly during the three and nine months ended September 30, 2010. Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. It is the Company's policy to include interest and penalties related to tax positions as a component of income tax expense. No interest was accrued for the three and nine months ended September 30, 2010.

NOTE 11 - Subsequent Events

Termination of Bank Lines of Credit
On November 2, 2010, the Company repaid in full its outstanding indebtedness to Silicon Valley Bank and terminated the lines of credit. All obligations of the Company under the credit facility and any other related loan and collateral security documents, except those which specifically survive the termination of such agreements, have been terminated. In conjunction with this termination the Company entered into a securities purchase agreement in conjunction with a note financing expected to close in November 2010, as described further in the following section.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Convertible Note Financing
On October 27, 2010, the Company entered into a securities purchase agreement to issue a senior secured convertible note having a principal amount of $1,000,000 in a private placement offering. The Company expects to close the note financing in November 2010. The proceeds will be used to increase the Company's working capital balances. The note to be issued in the financing is convertible into 500,000 shares of common stock, at an initial conversion price of $2.00 per share. The conversion price will be subject to resets under certain market conditions. The convertible note will mature eighteen months from the date of issuance, and will bear interest at the rate of 10% per annum, which is payable quarterly in arrears. In conjunction with the convertible note, the Company intends to issue to the investor a five-year warrant to purchase 500,000 shares of common stock at $2.44 per share. The convertible note will be secured by all of the assets of the Company. In order to secure the note, the Company terminated its credit line facilities with Silicon Valley Bank, who then released its security interest in the assets of the Company (see "Note 4 - Bank Financing Arrangements" for more information). The Company will be required at all times to maintain collateralization of the convertible note with an amount equivalent to the unconverted principal plus accrued interest. Collateral will consist of qualified accounts receivables of the Company, plus cash to the extent qualified accounts receivables are less than the unconverted principal plus accrued interest. In connection with the note financing, the Company intends to issue to the private placement agent a five-year warrant to purchase 50,000 of common stock with terms that are substantially the same as the warrant to be issued to the investor, except that the private placement agent's warrant will allow for net exercise. The Company is obligated to register the shares issuable upon the conversion of the convertible notes and exercise of the warrants by the 60th calendar date after the closing date of the financing (or the 90th calendar day after the closing date, in the event the registration statement covering the resale of such shares is reviewed by the SEC).

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

Our handheld computers and peripheral products are sold through a worldwide network of distributors and resellers, vertical industry partners, and value added resellers (VARs). Our OEM products are sold directly to the original equipment manufacturers. The geographic regions we serve include the Americas, Europe, the Middle East, Africa and Asia Pacific. Total revenues for the three and nine months ended September 30, 2010 were $3.4 million and $10.9 million, which represented decreases of 25% and 19%, respectively, from revenues of $4.6 million and $13.5 million in the corresponding periods one year ago.

(Index)

Our revenues in the comparable three and nine month periods are classified into three broad product families:

  Mobile handheld computer products;
  Mobile peripheral products for data collection and connectivity; and
  OEM embedded products.

Our mobile handheld computer products are designed to be durable, lightweight and dependable devices which meet the requirements of the healthcare and hospitality markets we serve. Our initial model, the SoMo® 650 (SoMo is derived from Socket Mobile), was introduced in June 2007 with initial volume shipments in September 2007, and features the Microsoft Windows Mobile Classic operating system, Versions 5.0 and 6. Windows Mobile is the industry standard OS for mobile applications thereby ensuring that the SoMo is compatible with a large number of business applications and giving workers a familiar computing environment. Our mobile handheld computers are easy to customize for a particular application with peripherals and accessories. The SoMo products have an expected product life cycle of three to five years which meets the needs of our customers who are deploying mobile solutions. In order to extend the life of the current product family, we expect to upgrade components used in our SoMo products from time to time in response to decisions by component manufacturers to improve or replace their components. The SoMo's features include wireless LAN and Bluetooth, a fast processor, a large, bright screen display enabling its use outdoors, large amounts of SDRAM and flash memory, an extended battery, programmable action buttons to activate peripheral devices, reinforced CompactFlash and SDIO card slots, and a durable case. The SoMo is available with multiple language support. The SoMo 650 was specifically designed without an integrated mobile phone to serve the market for business mobility applications that are not mobile phone centric such as medication dispensing in the healthcare market or serving tables in the hospitality market, many of which use Bluetooth or wireless LAN connections for data communications. In late 2008, we introduced the SoMo 650 Rx model made with antimicrobial materials added to the case plastics to provide an extra layer of protection to the device to aid against the multiplication and spread of potentially harmful bacteria and microbes found in healthcare environments. We also introduced a SoMo 650 Dx model without Bluetooth or wireless LAN for high security environments. We have also developed accessory products such as our backpack to enable direct connections to mobile phone networks using network phone cards and a durable case to provide additional protection in the event the computer is dropped. In addition, we work with third-party accessory providers, who have qualified to make a number of accessory products that work with the SoMo family of products, including headsets, battery chargers, keyboards, mobile printers, and smartcard readers. Mobile handheld computer products, accessories and related service revenues represented approximately 54% and 50% of our revenues for the three and nine months ended September 30, 2010, respectively, compared to 36% and 37%, respectively, of our revenues in the same periods one year ago.

Our mobile peripheral products consist of data collection products and the related service revenues, connectivity products, and through September 30, 2009, serial interface products, which together represented approximately 40% of our revenues in each of the three and nine months ended September 30, 2010, compared to 40% and 44% of our revenues in the same periods one year ago.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

Our OEM embedded products consist of Bluetooth and wireless LAN modules and plug-in cards used primarily by Original Equipment Manufacturers (OEMs) of industrial grade handheld computers and other devices to build wireless connection functions into their products using the Bluetooth and wireless LAN standards for wireless connectivity. Our plug-in cards and modules using the Bluetooth standard for short-range wireless connectivity include extensive communications software enabling the use of these products. Our Bluetooth products use the Bluetooth 2.1 + EDR standard, reflecting our continued commitment to keep our Bluetooth products current with evolving Bluetooth technology standards. Our plug-in cards for connecting wirelessly to local area networks have been upgraded to use the wireless LAN 802.11 a/b/g Wi-Fi standard, an upgrade from the previous wireless LAN 802.11b/g standard. Our wireless LAN products include extensive communications software with Cisco Compatible Extensions (CCX) designed to make these products easy to use. Our OEM product sales are primarily based on the acceptance of our designs by OEM customers (referred to as design-wins), and the above transitions in our product offerings have resulted in last-time buys by existing customers and reductions in ongoing revenue as we pursue new OEM customers for new design-wins. OEM embedded products represented approximately 6% and 11% of our revenues for the three and nine months ended September 30, 2010, compared to 24% and 20% of our revenues for the same periods one year ago.

Our SocketCare services provide extended warranty and accidental breakage coverage for selected products including our handheld computers and our ring and cordless hand scanners. Premium service purchased at the time of product purchase provides coverage for three years. Service revenues were approximately 7% and 6% of our revenues in the three and nine months ended September 30, 2010. Service revenues were insignificant for the same periods a year ago. Service revenues are included within the related handheld computer and data collection revenues in the table that follows.

Our revenues by product family for the three and nine months ended September 30, 2010 and 2009, and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
Product family:	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
Mobile handheld computer products	$1,855	$1,653	12%	$5,387	$4,932	9%
Mobile peripheral products:
Data collection	1,251	1,463	(14%)	3,916	4,430	(14%)
Connectivity	98	166	(41%)	382	657	(42%)
Serial interface products	---	202	(100%)	---	792	(100%)
OEM embedded products	210	1,090	(81%)	1,190	2,678	(56%)
Total	$3,414	$4,574	(25%)	$10,875	$13,489	(19%)

(Index)

Our mobile handheld computer product revenues in the three and nine months ended September 30, 2010 were $1.9 million and $5.4 million, an increase of 12% and 9% compared to revenues of $1.7 million and $4.9 million in the corresponding periods one year ago. The increase in the comparable three and nine month periods was due to an increase in the volume of mobile handheld computer sales combined with an increase in service revenues due to an increased percentage of customers opting to purchase our SocketCare extended warranty and accidental breakage coverage in conjunction with their deployments.

Our data collection product revenues in the three and nine months ended September 30, 2010 were $1.3 million and $3.9 million, decreases of 14% each compared to revenues of $1.5 million and $4.4 million in the corresponding periods one year ago. Revenue decreases of $0.2 million in the comparable three month periods were due to reduced sales of our Cordless Hand Scanner. Declines in sales of our SDIO In-Hand Scan card between the comparable three month periods were offset by increased sales of our CompactFlash In-Hand Scan card. Revenue decreases between the comparable nine month periods of $0.5 million in sales of our SDIO In-Hand Scan card and $0.2 million in sales of our Cordless Hand Scanner, were due to reduced sales volumes of these products. Partially offsetting these declines in the comparable nine month periods were increased sales of our CompactFlash In-Hand Scan card. Sales of our Cordless Ring Scanner were flat in the comparable three and nine month periods. Our data collection product revenues continue to be affected by the worldwide economic slowdown as customers defer their deployment decisions.

Our connectivity product revenues in the three and nine months ended September 30, 2010 were $98,000 and $382,000, a decrease of 41% and 42% compared to revenues of $166,000 and $657,000 in the corresponding periods one year ago. The decline resulted from reduced sales volumes of our modem plug-in products and Ethernet plug-in products due to reduced corporate deployments of these wired connection solutions as customers move to more wireless connectivity.

As a result of the sale of our serial product technology and business on September 30, 2009, there are no revenues from serial interface products recognized beyond fiscal 2009. Our serial interface product revenues in the three and nine months ended September 30, 2009, were $0.2 million and $0.8 million. The majority of our serial product sales in the three and nine month periods in 2009 were from our standard serial PC card products which were primarily sold to connect peripheral devices or other electronic equipment to notebook computers. Remaining serial revenues in the three and six months of 2009 were from sales of our CompactFlash card product and cordless Bluetooth serial adapter.

Our OEM embedded product revenues in the three and nine months ended September 30, 2010 were $0.2 million and $1.2 million, a decrease of 81% and 56% compared to revenues of $1.1 million and $2.7 million in the corresponding periods one year ago. Approximately half of the revenue decreases in each of the periods was due to reduced sales of Bluetooth products. Sales of our Bluetooth modules to our OEM customers declined as a result of phasing out older Bluetooth technology and a last-buy purchase program through 2009. Sales of Bluetooth plug-in products declined in each of the periods due to last-buys of these products as we completed the phase out of these products in 2010. Remaining declines in the comparable three and nine month periods in 2010 were from reductions in sales of our wireless LAN plug-in cards.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Gross Margins
Our gross margins in the three and nine months ended September 30, 2010 were 40% and 41%, compared to margins of 45% in each of the corresponding periods one year ago. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Declines in margins between the comparable three and nine month periods were due to declines in sales of above average margin products combined with fixed overhead costs which comprised a greater portion of the overall cost of goods sold due to lower revenues compared to the same periods one year ago. Partially offsetting these margin declines in the three and nine month periods were increases in sales of our mobile handheld computer which comprised a greater portion of our overall revenues combined with improved margins on this particular product in the three and nine months of 2010 compared to the same periods one year ago.

Research and Development Expense
Research and development expense for the three months ended September 30, 2010 was $0.6 million, a decrease of 13% compared to research and development expense of $0.7 million in the corresponding period one year ago. Research and development expense for the nine months ended September 30, 2010 was $1.8 million, a decline of 16% compared to research and development expense of $2.2 million in the corresponding period one year ago. Approximately 30% and 37% of the reduction in research and development expense in the three and nine months ended September 30, 2010 was due to lower personnel costs primarily from salary reductions. Additional reductions in research and development expense in the comparable three and nine month periods were from reduced development costs due to a reduction in product development activities, and reduced equipment costs related to the reductions in product development activities. Research and development expense in the fourth quarter of 2010 is expected to continue at a level similar to the third quarter.

Sales and Marketing Expense
Sales and marketing expense for the three months ended September 30, 2010 was $1.0 million, a decrease of 19% compared to $1.2 million in the corresponding period one year ago. Sales and marketing expense for the nine month period ended September 30, 2010 was $3.2 million, a decrease of 19% compared to sales and marketing expense of $3.9 million in the corresponding period one year ago. Approximately half of the reduction in sales and marketing expense in the comparable three and nine month periods was from reduced personnel costs. Additional declines in the comparable periods were primarily from reduced advertising and promotion expense and travel costs. Sales and marketing expense in the fourth quarter of 2010 is expected to continue at a level similar to the third quarter.

General and Administrative Expense
General and administrative expense for the three months ended September 30, 2010 was $515,000, an increase of 2% compared to general and administrative expense of $504,000 in the corresponding period one year ago. General and administrative expense for the nine month period ended September 30, 2010 was $1,668,000, a decrease of 2% compared to general and administrative expense of $1,695,000 in the corresponding period one year ago. Reductions in general and administrative expense in the comparable periods are primarily from salary reductions, reduced occupancy costs and lower consulting and professional fees. Partially offsetting these reductions between the nine month comparable periods were increases in fees associated with our bank line of credit and an increase in stock compensation expense related to the stock exchange complete on July 1, 2010. In the three month comparable periods, increases in bank credit line fees and stock compensation expense were partially offset by the reductions mentioned previously. General and administrative expense in the third quarter of 2010 is expected to continue at a level similar to the third quarter.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Amortization of Intangibles
Amortization charges for all acquired intangibles for the three and nine months ended September 30, 2010 were $15,000 and $45,000, respectively, compared to $15,000 and $62,000, respectively, in the comparable periods one year ago. Future intangible amortization charges are solely related to the patent acquired in 2004, and will be $15,000 per quarter going forward until fully amortized.

Interest Income and Expense
Interest income reflects interest earned on cash balances. Interest income in the three and six months of 2010 and 2009 was immaterial in each of the periods, reflecting low average rates of return on cash balances. Interest expense of $38,000 and $140,000 in the three and nine months ended September 30, 2010 compares to interest expense of $68,000 and $185,000 in the comparable periods one year ago. Interest expense is related to interest on amounts drawn on our bank lines of credit and interest on equipment lease financing obligations. Lower interest expense in the three and nine months of 2010 is due to lower average balances outstanding on our bank lines of credit compared to the same period one year ago. Interest expense in the fourth quarter of 2010 is expected to continue at levels similar to the third quarter due to the interest payable on our convertible notes, expected to be issued in November 2010, replacing the interest formerly paid on our bank lines of credit which we terminated in early November 2010.

Taxes
Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax expense in the three and nine months of 2010 and 2009 is related entirely to the deferred tax liability on the portion of our goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. Goodwill impairment charges recorded as of December 31, 2009 on that portion of our goodwill being amortized for tax purposes, resulted in the reversal of accumulated deferred tax expense and the related deferred tax liability, temporarily eliminating the difference between financial and tax reporting at December 31, 2009 through the first half of 2010. Beginning in the third quarter 2010, differences between financial and tax reporting resulted in deferred tax expense of $7,531 and the corresponding deferred tax liability on our balance sheet. Deferred tax expense in the three and nine months ended of 2009 was $8,000 and $24,000, respectively. We maintain a full valuation allowance for all other components of deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized. We have not generated taxable income in any periods in any jurisdiction, foreign or domestic.

Liquidity and Capital Resources
We were unprofitable in the first nine months of 2010. We were profitable in the third quarter of 2009 due in part to the gain on the sale of our serial product line assets. We were unprofitable in each of the other three quarters of 2009, and unprofitable for fiscal year 2009. We have a history of operating losses and we may continue to be unprofitable in the foreseeable future. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $41 million in equity capital to fund our operations.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

As reflected in our Statements of Cash Flows, net cash used in operating activities was $168,000 in the first nine months of 2010 compared to cash provided by operating activities of $375,000 in the first nine months of 2009. We calculate net cash used in or provided by operating activities by reducing our net loss ($2.4 million and $1.6 million in the first nine months of 2010 and 2009, respectively) by those expenses that did not require the use of cash, and reversing gains or losses that did not generate or use cash. These items consist of stock based compensation expense, depreciation and amortization, amortization of intangible assets, deferred tax expense and changes in deferred rent. These amounts totaled $931,000 in the first nine months of 2010 and $520,000 in the first nine months of 2009. Also, in the first nine months of 2009 our net loss includes a gain of $450,000 from the sale of our serial product line assets in September of 2009. We adjusted the net loss for the first nine months of 2009 to exclude this gain from our net loss in determining cash used in operating activities. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In the first nine months of 2010 changes in operating assets and liabilities resulted in a net source of cash of $1.3 million and were primarily from increases in accounts payable due to timing of payments, reductions in inventory levels as a result of planned reductions from year end levels, and reductions in accounts receivable due to lower shipments in the third quarter of 2010 compared to the fourth quarter of 2009, partially offset by reductions in accrued payroll and related expenses due to lower personnel costs in 2010 compared to a year ago, as a result of salary reductions. In the first nine months of 2009 changes in operating assets and liabilities resulted in a net source of cash of $1.5 million and were primarily from reductions in inventory, due primarily to planned reductions in stocking levels of our mobile handheld computer from year end inventory levels, reductions in accounts receivable due to lower shipments in the third quarter of 2009 compared to the fourth quarter of 2008, partially offset by reductions in accounts payable due to reductions in overall expenses and inventory purchases in the third quarter that create those payables, and reductions in deferred income on shipments to distributors due to lower stocking levels of our products in the distribution channel.

Cash used in investing activities was $128,000 in the first nine months of 2010 compared to cash provided of $214,000 in the first nine months of 2009. Reductions in equipment and tooling purchases in the first nine months of 2010 reflected reductions in equipment and tooling purchases due to fewer projects requiring these expenditures. In the first nine months of 2009, proceeds of $450,000 from the sale of our serial product line assets in September 2009 were partially offset by cash used for equipment and tooling purchases the nine month period.

Cash used in financing activities was $195,000 in the first nine months of 2010 compared to cash provided of $1,074,000 in the first nine months of 2009. Financing activities in the first nine months of 2010 consisted primarily of a net decrease in the amounts drawn on our bank lines of credit at the end of the third quarter partially offset by proceeds from the exercise of stock options. Financing activities in the first nine months of 2009 consisted primarily of net proceeds from the issuance of common stock and warrants, and a net increase in the amounts drawn on our bank lines of credit at the end of the third quarter.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Our cash balances at September 30, 2010 were $1.4 million, including cash of $788,000 drawn against our bank line of credit. Our cash balances at September 30, 2010, reflect a net decrease of $214,000 in amounts drawn on our bank lines of credit and net cash used of $168,000 from operating activities in the first nine months of 2010. Our balance sheet at September 30, 2010 has a current ratio (current assets divided by current liabilities) of 0.77 to 1.0, a working capital deficit of $1.5 million (current assets less current liabilities), and no material long term debt. We have taken actions to reduce our expenses to reduce our operating losses. We have the ability to reduce expenses further if necessary. The terms of the amendment completed in August 2010 to our facilities lease provides for rent abatement totaling $96,000 in the fourth quarter 2010. In addition, on November 2, 2010, we terminated our bank line of credit in conjunction with the planned issuance of a senior secured convertible note of $1.0 million (see "NOTE 11 - Subsequent Events" for additional information).

Our continued operating losses and declines in our working capital balances are conditions that raise doubt about the Company's ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to establish profitable operations and to increase our capital. We have been taking steps intended to reduce operating losses and achieve profitability including the introduction of new products, continued close support of our distributors and of our application partners as they establish their mobile applications in key vertical markets, and management of our costs. We believe that we will be able to improve liquidity and secure additional sources of financing by managing our working capital balances, improving our operating results to cash positive levels, and raising additional capital as needed, including development funding from development partners and through the issuance of additional equity securities. There can be no assurance that we will be successful in achieving any of these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our inability to secure and maintain the necessary liquidity would have a material adverse effect on our financial condition and results of operations. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of our current operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty. If we can return to revenue growth and attain profitability, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increased expenses, including more employees to support our growth and increases in salaries, benefits, and related support costs for employees.

Our contractual cash obligations at September 30, 2010 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years		More than 5 years
Capital leases	$35,000	$13,000	$22,000	$	---	$	---
Operating leases	2,934,000	284,000	735,000		764,000		1,151,000
Bank line of credit	788,000	$788,000	---		---		---
Unconditional purchase obligations with contract manufacturers	2,439,000	2,439,000	---		---		---
Total contractual cash obligations	$6,196,000	$3,524,000	$757,000		$764,000		$1,151,000

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

(Index)

Recent Accounting Pronouncements
See Note 2 of "Notes to Condensed Financial Statements" of this Quarterly Report for additional information regarding the status of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash and our bank credit line facilities. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended September 30, 2010, a decline of 1% in interest rates would not have had a material effect on our quarterly interest income.

On November 2, 2010, we terminated our bank credit line facility in conjunction with the planned issuance of a convertible note in the note financing expected to close in November 2010 (see "Note 4 - Bank Financing Arrangements" and "Note 11 - Subsequent Events" for more information). There is no interest rate risk from our credit line facility beyond the termination date.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros, we pay the expenses of our European employees in Euros and British pounds, and we may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended September 30, 2010, an adverse change of 10% in exchange rates would have resulted in an increase in our net loss for the third quarter 2010 of approximately $24,000, if left unprotected. For the third quarter of 2010 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net loss of $2,000. We will continue to monitor, assess, and mitigate through hedging activities, the risk associated with these exposures.

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

The financial statements in our Annual Report on Form 10-K were prepared on a going concern basis. Our continued operating losses, declines in our working capital balances and our failure to achieve the revenue levels required to maintain compliance with our bank line covenants are conditions that raise doubt about the Company's ability to continue as a going concern. We terminated our bank line on November 2, 2010 in conjunction with the planned issuance of a $1.0 million senior secured convertible note in the note financing that is expected to close in November 2010. Our ability to continue as a going concern is dependent upon our ability to establish profitable operations and to raise additional financing. We have been taking steps intended to reduce operating losses and achieve profitability including the introduction of new products, continued close support of our distributors and of our application partners as they establish their mobile applications in key vertical markets, and management of our costs. We believe that we will be able to improve our liquidity and secure additional sources of financing by managing our working capital balances, and raising additional capital as needed, including development funding from development partners and the issuance of additional equity securities. Nonetheless, there can be no assurance that we will be successful in achieving any of these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our inability to secure and maintain the necessary liquidity would have a material adverse effect on our financial condition and results of operations. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

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

We were unprofitable in the first nine months of 2010. We were profitable in the third quarter of 2009 due to the one time gain on the sale of our serial product line assets. We were unprofitable in each of other three quarters of 2009, unprofitable for fiscal year 2009 as a whole, and unprofitable in each of the quarters in fiscal years 2008, 2007, and 2006. We were profitable in two quarters in 2005, but unprofitable for fiscal year 2005 as a whole. Fiscal year 2004 was the only profitable year in our history, and only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. To achieve ongoing profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

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

Moreover, we may require additional capital in the future to repay our outstanding convertible notes, but that capital may not be available on reasonable terms, if at all, or available only on terms that result in substantial dilution to your stock holdings.

Although the convertible notes are priced to facilitate their conversion into equity over the eighteen-month term of the convertible notes, such conversion is at the option of the noteholder and any notes outstanding at the end of the eighteen-month period would require repayment by the Company. Our failure to repay any convertible notes outstanding at the end of their term would be an event of default. In addition, the convertible notes contain other events of default, including in the event the Company is unable to maintain the minimum cash and accounts receivables balance and the minimum current ratio required by the convertible notes. There can be no assurance that capital to refinance outstanding convertible notes at the end of their eighteen-month term or upon an event of default would be available on terms acceptable to the Company, if at all. The terms of our convertible note financing expected to close in November 2010 contain certain anti-dilution provisions. Should we need to raise additional capital in the future at prices below the conversion price of the outstanding convertible notes at such future time, substantial dilution could result from such a financing.

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

A significant portion of our revenue comes from two distributors, Tech Data Corporation and Ingram Micro Inc., which together represented approximately 25% and 35% of our worldwide revenues in the first nine months of 2010 and fiscal year 2009, respectively. We expect that a significant portion of our revenue will continue to depend on sales to Tech Data Corporation and Ingram Micro Inc. Additionally, 10% of our revenue in the third quarter 2010 came from Epocal Inc., an OEM customer, and 12% of our revenues in the first nine months of 2010 came from our distributor BlueStar Inc. We do not have long-term commitments from Tech Data Corporation or Ingram Micro Inc. to carry our products. Each could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors' products. If we lose our relationship with Tech Data Corporation or Ingram Micro Inc., we would experience disruption and delays in marketing our products.

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

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. Furthermore, on July 1, 2010, we completed an exchange offer for certain of our outstanding options. As a result, the total remaining unrecognized compensation costs related to unvested stock options increased by $0.74 million, which is being amortized over the weighted average remaining requisite period of 2.4 years. The expensing of employee stock options adversely affected our net income and earnings per share in the first nine months of 2010 and in each of the quarters in fiscal 2009, will continue to adversely affect future quarters, and will make profitability harder to achieve. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

Export sales (sales to customers outside the United States) accounted for approximately 25% and 42% of our revenue in the first nine months of 2010 and fiscal 2009, respectively. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of October 29, 2010, we had 3,801,991 shares of Common Stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of October 29, 2010, we had 1,243,397 shares of Common Stock subject to outstanding options under our stock option plans, and 119,636 shares of Common Stock were available for future issuance under the plans. We have registered the shares of Common Stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of Common Stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

(Index)

As of October 29, 2010, we had 86,585 shares of Common Stock subject to outstanding warrants issued in a private placement. We have registered the resale of all shares of Common Stock subject to the warrants. Accordingly, the shares of Common Stock underlying these warrants will be eligible for resale in the public market as soon as the warrants are exercised, subject to S-3 prospectus delivery requirements.

Upon the closing of the planned convertible note financing in November 2010, the noteholder will have the right to convert the note into an aggregate of 500,000 shares of common stock. The conversion price of the convertible note will be subject to resets on certain dates within the first year of the closing of the financing. The conversion price resets under the terms of the convertible notes, which depend upon the market price of the Company's common stock at the time of such resets, can result in an increase in the number of shares the Company is obligated to issue upon conversion of the convertible notes up to an additional 260,343 shares in aggregate. In addition, upon the closing of the convertible note financing, the Company will issue warrants to purchase 550,000 shares of common stock (including warrants issued to the placement agent in the financing) at an exercise price of $2.44 per share. The warrants are not exercisable until the six month and one day anniversary of the closing of the financing. The Company is obligated to register the shares issuable upon the conversion of the convertible notes and exercise of the warrants by the 60th calendar date after the closing date of the financing (or the 90th calendar day after the closing date, in the event the registration statement covering the resale of such shares is reviewed by the SEC).

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2009 through October 29, 2010, our Common Stock price fluctuated between a high of $5.44 and a low of $1.32. Following a one-for-ten reverse stock split effected on October 23, 2008, which significantly decreased the Company's share float, we have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our Common Stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

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

SOCKET MOBILE, INC.
Registrant

Date: November 15, 2010	/s/ Kevin J. Mills
Kevin J. Mills President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 15, 2010	/s/ David W. Dunlap
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