Form 10-Q
period 2011-03-31
SOCKET MOBILE, INC.
filed 2011-05-16
CIK 944075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended March 31, 2011

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

The number of shares of Common Stock ($0.001 par value) outstanding as of May 6, 2011 was 4,237,306 shares.

(Index)

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED BALANCE SHEETS
	March 31, 2011 (unaudited)	December 31, 2010*
ASSETS
Current assets:
Cash and cash equivalents	$758,813	$460,833
Restricted cash	---	710,797
Accounts receivable, net	1,687,169	813,569
Inventories	1,375,268	1,698,650
Prepaid expenses and other current assets	202,437	128,131
Total current assets	4,023,687	3,811,980

Property and equipment:
Machinery and office equipment	2,145,597	2,140,897
Computer equipment	1,281,790	1,285,197
	3,427,387	3,426,094
Accumulated depreciation	(3,035,202)	(2,954,757)
Property and equipment, net	392,185	471,337

Intangible assets, net	195,000	210,000
Goodwill	4,427,000	4,427,000
Other assets	122,931	146,298
Total assets	$9,160,803	$9,066,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,931,982	$3,770,325
Accrued payroll and related expenses	617,273	634,146
Deferred income on shipments to distributors	595,786	673,484
Short term portion of deferred service revenue	301,985	324,267
Short term portion of capital leases and deferred rent	29,356	27,080
Total current liabilities	5,476,382	5,429,302

Long term portion of deferred service revenue	173,095	197,044
Long term portion of capital leases and deferred rent	194,658	202,072
Senior convertible note payable, net of debt discount of $628,135 at March 31, 2011 and $670,447 at December 31, 2010	171,865	329,553
Deferred income taxes	23,500	15,515
Total liabilities	6,039,500	6,173,486

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value: Authorized shares—10,000,000,
Issued and outstanding shares—4,220,495 at March 31, 2011 and 3,801,991 at December 31, 2010	4,220	3,802
Additional paid-in capital	58,827,081	57,671,065
Accumulated deficit	(55,709,998)	(54,781,738)
Total stockholders’ equity	3,121,303	2,893,129
Total liabilities and stockholders’ equity	$9,160,803	$9,066,615
_____________________________________________ * Derived from audited financial statements.

See accompanying notes.

(Index)
SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues	$4,039,442	$3,807,149
Cost of revenues	2,525,732	2,201,689
Gross profit	1,513,710	1,605,460

Operating expenses:
Research and development	654,775	681,520
Sales and marketing	827,966	1,239,367
General and administrative	595,557	660,625
Amortization of intangible assets	15,000	15,000
Total operating expenses	2,093,298	2,596,512

Operating loss	(579,588)	(991,052)

Interest expense, net (including amortization of debt discount of $316,216 for the three months ended March 31, 2011)	(340,687)	(47,749)

Net loss before income taxes	(920,275)	(1,038,801)
Deferred income tax expense	(7,985)	---
Net loss	$(928,260)	$(1,038,801)

Net loss per share:
Basic and diluted	$(0.24)	$(0.27)

Weighted average shares outstanding:
Basic and diluted	3,935,271	3,788,990

See accompanying notes.

(Index)

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(928,260)		$(1,038,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	178,503		165,240
Depreciation and amortization	105,640		138,812
Amortization of debt discount to interest expense	316,216		---
Non cash interest expense on convertible note	4,029		---
Deferred income tax expense	7,985		---

Changes in operating assets and liabilities:
Accounts receivable	(873,600)		(1,260,225)
Inventories	323,382		427,100
Prepaid expenses and other current assets	(74,306)		(125,539)
Other assets	23,367		14,167
Accounts payable	661,655		1,104,580
Accrued payroll and related expenses	(16,873)		143,213
Deferred income on shipments to distributors	(77,698)		(8,258)
Deferred service revenue	(46,231)		64,585
Change in deferred rent	(1,943)		(5,985)
Net cash used in operating activities	(398,134)		(381,111)

Investing activities
Purchases of equipment	(11,488)		(46,492)
Net cash used in investing activities	(11,488)		(46,492)

Financing activities
Payments on capital leases	(3,195)		(3,009)
Reduction in restricted cash requirement	710,797		---
Proceeds from borrowings under bank line of credit agreement	---		1,803,623
Repayments of borrowings under bank line of credit agreement	---		(1,338,902)
Stock options exercised	---		8,120
Net cash provided by financing activities	707,602		469,832

Net increase in cash and cash equivalents	297,980		42,229

Cash and cash equivalents at beginning of period	460,833		1,940,295
Cash and cash equivalents at end of period	$758,813		$1,982,524

Supplemental cash flow information
Cash paid for interest	$12,143		$47,583
Non-cash investing and financing activities:
Issuance of Common Stock for reduction in accounts payable balance	$499,998	$	---
Beneficial conversion feature associated with senior convertible note payable	$273,904	$	---
Conversion of senior convertible note payable and accrued interest to Common Stock	$204,029	$	---

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

These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. The financial statements in the Company's annual report on Form 10-K were prepared on a going concern basis.

Liquidity and Going Concern
The Company's financial statements have been prepared on a going concern basis. During the quarter ended March 31, 2011 and the year ended December 31, 2010, the Company incurred net losses of $928,260 and $3,975,837, respectively. As of March 31, 2011, the Company has an accumulated deficit of $55,709,998. The Company's cash balances at March 31, 2011 were $758,813. The Company's balance sheet at March 31, 2011 has a current ratio of 0.73 to 1.0 (current assets divided by current liabilities), and a working capital deficit of $1,452,695 (current assets less current liabilities). These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to establish profitable operations and to increase its capital. The Company has been taking steps intended to reduce operating losses and achieve profitability including the introduction of new products, continued close support of its distributors and its application partners as they establish their mobile applications in key vertical markets, and management of its costs. The Company has the ability to reduce expenses further if necessary. The Company believes that it will be able to improve its liquidity and secure additional sources of financing by managing its working capital balances, improving its operating results to cash positive levels, and raising additional capital as needed, including development funding from development partners and through the issuance of additional equity securities. There can be no assurance that the Company will be successful in achieving any of these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. The Company's inability to secure and maintain the necessary liquidity would have a material adverse effect on its financial condition and results of operations. If the Company is unable to secure the necessary capital for its business, it may need to suspend some or all of its current operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty. If the Company can return to revenue growth and attain profitability, it anticipates requirements for cash will include funding of higher receivable and inventory balances, and increased expenses, including more employees to support its growth and increases in salaries, benefits, and related support costs for employees.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the Company's inability to continue as a going concern.

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

Cash Equivalents and Fair Value of Financial Instruments
The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less at date of purchase to be cash equivalents. At March 31, 2011 and December 31, 2010, all of the Company's cash and cash equivalents consisted of amounts held in demand and money market deposits in banks. The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Restricted Cash
Under the terms of the Company's senior convertible note issued in November 2010, the Company is required at all times to maintain collateralization of the convertible note with an amount equivalent to the unconverted principal plus accrued interest. Collateral consists of qualified accounts receivables of the Company, plus cash to the extent qualified accounts receivables are less than the unconverted principal plus accrued interest (see "NOTE 4 - Senior Convertible Note" for more information). At March 31, 2011, the Company's accounts receivable fully collateralized the note and therefore no cash was classified as restricted. At December 31, 2010 all of the Company's restricted cash consisted of amounts held in demand deposits in banks under the terms of our senior convertible note.

Derivative Financial Instruments
The Company regularly enters into forward foreign currency contracts to reduce exposures related to foreign exchange rate changes in certain foreign currencies against the U.S. dollar. The Company's forward foreign currency contracts are recorded at fair value and are included within current assets or liabilities as appropriate. The Company had no foreign currency forward contracts outstanding at March 31, 2011. At December 31, 2010, the fair value of contracts with a notional amount of $132,900 to hedge Euros was immaterial based on quotations from financial institutions, and had maturity dates in January 2011.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	March 31, 2011	December 31, 2010
Raw materials and sub-assemblies	$1,333,008	$1,608,469
Finished goods	42,260	90,181
	$1,375,268	$1,698,650

NOTE 4 - Senior Convertible Note

On November 19, 2010, the Company issued a senior secured convertible note having a principal amount of $1,000,000 in a private placement financing. The note was initially convertible all or in part at the option of the noteholder into 500,000 shares of Common Stock, at an initial conversion price of $2.00 per share. The conversion price is subject to resets under certain market conditions. The convertible note matures eighteen months from the date of issuance, and will bear interest at the rate of 10% per annum, which is payable quarterly in arrears. The proceeds from the note financing were used for working capital purposes.

In conjunction with the convertible note, the Company issued to the investor a 5.5 year warrant to purchase 500,000 shares of Common Stock at $2.44 per share. In connection with the note financing, the Company issued to the private placement agent a 5.5 year warrant to purchase 50,000 shares of Common Stock with a fair value of $50,500. The private placement agent warrants have terms that are substantially the same as the warrant issued to the investor, except that the private placement agent's warrant will allow for net exercise. The fair values of these warrants were derived using a binomial lattice valuation formula with the following assumptions: 0.0% dividend yield rate, 1.54% risk free interest rate, $2.11 fair value of common stock, $2.44 exercise price, a life of five and a half years, and a volatility of 65.32%.

The convertible note was initially recorded on the Company's balance sheet net of the associated debt discount of $726,096, which was comprised of the following:

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

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The convertible note is secured by all the assets of the Company. In order to secure the note, the Company terminated its credit line facilities with its bank, who then released its security interest. The Company is required at all times to maintain collateralization of the convertible note with an amount equivalent to the unconverted principal plus accrued interest. Collateral consists of qualified accounts receivables of the Company, plus cash to the extent qualified accounts receivables are less than the unconverted principal plus interest due over the remaining life of the note. At March 31, 2011, the outstanding note was fully collateralized by the Company's accounts receivable and therefore no cash was classified as restricted on the Company's balance sheet. At December 31, 2010, $710,797 of the note proceeds was reserved as collateral under the terms of the note and classified as restricted cash.

On January 12, 2011, the Company completed the registration of 1,310,398 shares which is an amount equal to the maximum shares issuable for the conversion of the note and warrants. On January 20, 2011, the date of the first conversion price reset, 85% of the lowest reported closing bid price in the five days preceding the reset date resulted in a conversion price reset of $1.50 per share which added an additional 166,666 shares to be issued upon conversion of the note for a total of 666,666 shares issuable upon conversion. As a result of the reset, a beneficial conversion feature with a fair value of $273,904 was added to debt discount in the quarter ended March 31, 2011 and is being amortized ratably over the remaining life of the note. The conversion price is subject to one additional price reset one year from date of closing subject to a conversion floor price of $1.31 per share and could result in an increase in the number of shares the Company is obligated to issue upon conversion of the note up to an additional 97,732 shares in aggregate. As the total debt discount is limited to the face value of the note, no additional debt discount will be recognized in the future.

During the three months ended March 31, 2011, the holder converted a $200,000 principal amount which resulted in the issuance of 133,333 shares of Common Stock. Amortization of the debt discount during the quarter totaled $316,216, which is classified as interest expense in the quarter ended March 31, 2011. Interest expense on the note principal for the quarter ended March 31, 2011 was $24,029.

NOTE 5 - Common Stock Financing

On February 23, 2011, the Company completed the sale of 282,485 shares of its Common Stock in a private placement with AboCom Systems, Inc., a corporation organized under the laws of Taiwan and a contract manufacturer of the Company's products. The shares were priced at the closing bid price of $1.77 per share as reported on February 23, 2011 for a total of $499,998 raised in the private placement. The issuance of Common Stock was used to settle trade payables due to AboCom Systems.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - Intangible Assets

Amortization of all intangible assets for each of the quarters ended March 31, 2011 and 2010 was $15,000. Intangible assets as of March 31, 2011 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$405,000	$195,000
Project management tools	570,750	570,750	---
Total intangible assets	$1,170,750	$975,750	$195,000

Intangible assets as of December 31, 2010 consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
Patent	$600,000	$390,000	$210,000
Project management tools	570,750	570,750	---
Total intangible assets	$1,170,750	$960,750	$210,000

The future amortization expense is expected to be $15,000 per quarter through mid 2014.

NOTE 7 - Segment Information and Concentrations

Segment Information
The Company operates in one segment-mobile systems solutions for businesses. Mobile systems solutions typically consist of a handheld computer, data collection and connectivity peripherals, and third-party vertical applications software. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Revenues for the geographic areas were as follows:

	Three Months Ended March 31,
Revenues:	2011	2010
United States	$2,924,445	$2,802,929
Europe	874,169	825,170
Asia and rest of world	240,828	179,050
Total Revenues	$4,039,442	$3,807,149

Export revenues are attributable to countries based on the location of the Company's customers. The Company does not hold long-lived assets in foreign locations.

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Major Customers
Customers who accounted for at least 10% of the Company's total revenues in the quarters ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Ingram Micro Inc.	17%	17%
Tech Data Corporation	*	12%
BlueStar	*	18%
Epcoal, Inc.	20%	*
_____________________________________________ * Customer accounted for less than 10% of total revenues for the period

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company invests its cash in demand and money market deposit accounts in banks. To date, the Company has not experienced losses on these investments. The Company's trade accounts receivables are primarily with distributors and OEMs. The Company performs ongoing credit evaluations of its customers' financial conditions but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management's expectations. At March 31, 2011, 56% of the Company's accounts receivable balances were with two customers. At December 31, 2010, 62% of the Company's accounts receivable balances were with five customers.

Concentration of Suppliers
Several of the Company's component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry, such as the Company experienced in the fourth quarter 2010 and to a lesser extent in the first quarter 2011 with the delays in availability of LCD touch screens used in the manufacture of the Company's mobile handheld computer. If the Company were unable to procure certain of such materials, it would be required to reduce its operations, which could have a material adverse effect upon its results. At March 31, 2011 and December 31, 2010, 28% and 32%, respectively, of the Company's accounts payable balances were concentrated in a single supplier. For the quarter ended March 31, 2011, this same supplier accounted for 55% of the inventory purchases.

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

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Total stock-based compensation expense recognized in the Company's statements of operations is shown below:

	Three Months Ended March 31,
Statements of Operations Classification	2011	2010
Cost of revenues	$14,548	$14,407
Research and development	40,154	39,826
Sales and marketing	41,743	51,005
General and administrative	82,058	60,002
Total	$178,503	$165,240

The weighted average per share fair value of stock options granted during the three months ended March 31, 2011 and 2010 was estimated at $1.04 and $2.16, respectively. At March 31, 2011, options issued to employees for 3,794,938 shares were outstanding, of which options for 1,514,905 shares were exercisable. As of March 31, 2011, the total remaining unrecognized compensation costs related to unvested stock options was approximately $1.18 million, which will be amortized over the weighted average remaining requisite period of 2.1 years.

Weighted average assumptions for stock options granted during the three months ended March 31, 2011 and 2010 are shown below:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate (%)	3.46%	3.61%
Dividend yield	---	---
Volatility factor	0.60	1.11
Expected option life (years)	5.7	4.2

NOTE 9 - Net Loss Per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2011	2010
Numerator:
Net loss	$(928,260)	$(1,038,801)

Denominator:
Weighted average common shares outstanding used in computing net loss per share:
Basic and diluted	3,935,271	3,788,995
Net loss per share:
Basic and diluted	$(0.24)	$(0.27)

(Index)

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the quarters ended March 31, 2011 and 2010, the diluted net loss per share is equal to the basic net loss per share because the Company experienced losses in these periods. Thus no potential common shares underlying stock options and warrants have been included in the net loss per share calculation, as their effect is anti-dilutive. Options and warrants to purchase 2,031,258 shares and 1,271,969 shares of common stock at March 31, 2011, and 2010, respectively, have been omitted from the net loss per share calculation.

NOTE 10 - Bank Financing Arrangements

In the comparable first quarter of 2010 and up through November 2, 2010, the Company had a credit facility with Silicon Valley Bank (the "Bank") which allowed the Company to borrow up to $2,500,000 based on the level of qualified domestic and international receivables, up to a maximum of $1,500,000 and $1,000,000, respectively. The outstanding amounts borrowed under the domestic and international lines at March 31, 2010 were $1,096,913 and $369,896, respectively, and the full amounts of accounts receivable provided as collateral were $1,953,666, and $688,840, respectively.

On November 2, 2010, in anticipation of issuing a senior convertible note which subsequently closed on November 19, 2010, the Company repaid in full its outstanding indebtedness to the Bank and terminated the lines of credit (see "NOTE 4 - Senior Convertible Note" for more information). All obligations of the Company under the credit facility and any other related loan and collateral security documents, except those which specifically survive the termination of such agreements, were terminated.

NOTE 11 - Taxes

Deferred tax expense in first quarter of 2011 is related entirely to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. As a result, the Company recognized deferred tax expense of $7,985 for the quarter ended March 31, 2011.

At December 31, 2010, the Company has an unrecognized tax benefit of approximately $597,000, which did not change significantly during the three months ended March 31, 2011. Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance.

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

Our financial statements have been prepared assuming the Company will continue as a going concern as described in Note 1 to our condensed financial statements as of March 31, 2011 and for the three months then ended.

(Index)

Revenues
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

We also make available directly to original equipment manufacturers ("OEMs") and other select customers our wearable ring scanners, customized versions of our handheld computers, component Bluetooth and wireless LAN technologies. We customize these products and components for our use in our own products and leverage that investment through the sale of modified versions or modules and plug-in cards to OEM manufacturers to embed into their products, including driver and device management software that is designed to simplify the ability of mobile employees to get and stay connected with Wi-Fi as well as with Bluetooth.

(Index)

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

Total revenues for the first quarter of 2011 were $4.0 million, an increase of 6% from revenues of $3.8 million in the first quarter of 2010.

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

(Index)

Mobile handheld computer products, accessories and related service revenues represented approximately 42% of our revenue in the first quarters of 2011 and 2010, respectively.

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

Our data collection products consist of:

  Cordless Hand Scanners: two dimensional (2D) and linear (1D) scanning used primarily with Smartphones and Tablet computers;
  Plug-in barcode scanners: 2D and 1D in a CompactFlash form factor used primarily with our SoMo handheld computers;
  Plug-in RFID products that read radio frequency identification tags used primarily with our SoMo handheld computers;
  Combination plug-in barcode scanner and RFID reader/writer used primarily with our SoMo handheld computers;
  Plug-in magnetic stripe reader used primarily with our SoMo handheld computers; and
  Wearable cordless ring scanner for industrial applications needing two hands.

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

(Index)

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

Data collection product revenues represented approximately 49% and 40% of our revenues in the first quarters of 2011 and 2010, respectively.

Our OEM embedded products consist of Bluetooth and wireless LAN plug-in cards used primarily by Original Equipment Manufacturers (OEMs) of electronic products to build wireless connection functions into their products using the Bluetooth and wireless LAN standards for wireless connectivity. Our Bluetooth products use the Bluetooth 2.1 + EDR standard. Our plug-in cards for connecting wirelessly to local area networks were upgraded in 2009 to use the wireless LAN 802.11 a/b/g Wi-Fi standard, upgrading our products from the wireless LAN 802.11b/g standard used in 2008. Our wireless LAN products include extensive communications software with Cisco Compatible Extensions (CCX) designed to make these products easy to use. In 2008 our Bluetooth module sales peaked due to last time buys of older Bluetooth chip technology that was being phased out by the chip manufacturer. Our OEM product sales are primarily based on the acceptance of our designs by OEM customers (referred to as design-wins), and the product transitions described have resulted in last-time buys and reductions in ongoing revenue as new design-wins are pursued. OEM embedded products represented approximately 4% and 14% of our revenues for the three months ended March 31, 2011 and 2010, respectively.

Our SocketCare services provide extended warranty and accidental breakage coverage for selected products including our handheld computers and our ring and cordless hand scanners. Premium service purchased at the time of product purchase provides coverage for three years. Service revenues represented approximately 7% and 5% of our revenues in the first quarter 2011 and 2010, respectively. Service revenues are included within the related handheld computer and data collection revenues in the table that follows.

(Index)

In addition, we continue to carry legacy plug-in connectivity products consisting of Ethernet cards and adapters which represented approximately 5% and 4% of our revenues in the first quarter 2011 and 2010, respectively.

Our revenues by product family for the three months ended March 31, 2011 and 2010, and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three months ended March 31,				Increase
Product family:	2011		2010		(Decrease)
Mobile handheld computer products	$1,689	42%	$1,613	42%	5%
Data collection products	1,988	49%	1,513	40%	31%
OEM embedded products	151	4%	529	14%	(71%)
Other:
Connectivity	211	5%	152	4%	39%
Total	$4,039	100%	$3,807	100%	6%

Our mobile handheld computer product and related service revenues in the first quarter of 2011 were $1.7 million, an increase of 5% compared to revenues of $1.6 million in the first quarter of 2010. Sales of our mobile handheld computer have been adversely affected as a result of shortages in the availability of LCD touch screens used in the manufacture of our mobile handheld computer. Beginning in the fourth quarter 2010, a major tablet and smartphone manufacturer secured a majority of the LCD touch screen manufacturing capacity producing LCD screens for our mobile handheld computer products causing short term supply disruptions as the LCD touch screen manufacturer reprioritized its capacity commitments. As a result of the supply disruptions our fourth quarter 2010 mobile handheld product revenues were adversely affected. The supply of this key component improved in the first quarter 2011 and consequently our mobile handheld revenues improved significantly from fourth quarter 2010 revenues. However, the increases in the comparable first quarter mobile handheld computer revenues are due to an increase in mobile handheld service revenues as a result of an increased percentage of customers opting to include our SocketCare extended warranty and accidental breakage coverage in conjunction with their deployments. Partially offsetting this increase was an overall decline in sales volumes of our mobile handheld computer of 2% in the comparable first quarters as a consequence of the continuing supply delay and our inability to ship approximately $1.5 million of our customer mobile handheld computer orders scheduled for shipment in the first quarter 2011.

Our data collection product revenues in the first quarter of 2011 were $2.0 million, an increase of 31%, or $0.5 million, compared to revenues of $1.5 million in the first quarter of 2010. Revenue increases of $0.4 million were from increased sales volumes of our Cordless Hand Scanner. Additional revenue increases of $0.3 million were from increased sales volumes of our Cordless Ring Scanner. Partially offsetting these increases were declines in sales of our SDIO In-Hand Scan card. Sales of our CompactFlash In-Hand Scan card were flat in the comparable first quarters. A significant sales volume of our plug-in scan cards are sold in conjunction with our mobile handheld computer. In the fourth quarter 2010 in particular, and to a lesser extent in the first quarter 2011, supply delays in our mobile handheld computer mentioned previously, adversely impacted our mobile handheld computer sales and consequently the companion plug-in scan card revenues as we were forced to defer shipments beyond the end of the first quarter.

(Index)

Service revenues from our SocketCare extended warranty program were $0.3 million or 7% of our revenue in the first quarter 2011 and approximately $0.2 million or 5% of our revenue in the comparable first quarter 2010. Increases in SocketCare service revenues are due to an increased percentage of customers opting to purchase our SocketCare extended warranty and accidental breakage coverage in conjunction with their mobile handheld computer and data collection deployments. Revenues related to our SocketCare services have been allocated to the respective mobile handheld computer and data collection revenues in the comparable first quarters presented in the table above.

Our OEM embedded product revenues in the first quarter of 2011 were $151,000, a decrease of 71% compared to $529,000 in the first quarter of 2010. Approximately half of the revenue decrease was due to reduced sales of Bluetooth products. Sales of our Bluetooth modules to our OEM customers declined as a result of phasing out older Bluetooth technology. Sales of Bluetooth plug-in products declined as a result of last-buys of these products as we completed the phase out of these products in 2010. Remaining declines in first quarter 2011 were from reductions in sales of our wireless LAN plug-in cards.

Our connectivity product revenues in the first quarter of 2011 were $211,000, an increase of 39% compared to revenues of $152,000 in the first quarter of 2010. The increases resulted from increased sales volumes of our adapter plug-in cards.

Gross Margins
Our gross margins for the first quarter of 2011 were 37% compared to 42% in the comparable period one year ago. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Reductions in overall margins in the first quarter of 2011 are due primarily to a greater portion of our revenues comprised of data collection products, which comprised 48% of our revenues in the first quarter of 2011 compared to 38% in the first quarter last year, at margins below the overall average data collection product margins due to a product mix emphasizing new data collection products. New products typically begin with reduced margins that improve over time as unit volumes increase. Additional decreases in margins are due to declines in margins on our mobile handheld computer product line due to a product mix within that line which emphasized lower margin OEM models.

Research and Development Expense
Research and development expense in the first quarter of 2011 was $655,000, a decrease of 4% compared to $682,000 in the first quarter of 2010. Reductions in research and development expense in the first quarter of 2011 were from reduced development costs due to a reduction in product development activities, and reduced equipment costs and outside services related to those reductions in product development activities, compared to the first quarter one year ago. Partially offsetting these reductions in the first quarter 2011 were increased personnel costs due to the elimination of a payroll salary cost savings program which had been in effect throughout fiscal 2010. Research and development expense in the second quarter of 2011 is expected to increase slightly due to higher levels of anticipated development activities.

(Index)

Sales and Marketing Expense
Sales and marketing expense for the first quarter of 2011 was $0.8 million, a decrease of 33%, or $0.4 million, compared to $1.2 million in the first quarter of 2010. The majority of the reduction in sales and marketing expense in the first quarter 2011 was from reduced personnel costs as a result of a realignment of the sales force we initiated in the fourth 2010 quarter to emphasize inside sales personnel located at the Company's Newark, CA headquarters to better serve our customer base, and from reductions in the related travel expense as a result of fewer outside sales personnel. Sales and marketing expense in the second quarter of 2011 is expected to continue at levels similar to the first quarter.

General and Administrative Expense
General and administrative expense for the first quarter of 2011 was $596,000, a decrease of 10% compared to $661,000 in the first quarter of 2010. Reductions in general and administrative expense in the first quarter 2011 were due to reductions in legal fees and outside services as a result of reduced activities requiring such services. Partially offsetting these reductions in the first quarter 2011 were increased personnel costs due to the elimination of a payroll salary cost savings program which had been in effect throughout fiscal 2010. General and administrative expense is expected to decline in the second quarter of 2011 from first quarter levels due to the absence of professional fees and other expenses related to the costs of our annual audit and stockholder communications which are expensed in the fourth and first quarters.

Amortization of Intangibles
Amortization expense for the three months ended March 31, 2011 and 2010 was $15,000. Future amortization expense will be $15,000 per quarter going forward until fully amortized in mid 2014.

Interest Income and Expense
Interest income reflects interest earned on cash balances. Interest income in the first quarter of 2011and 2010 was nominal in each of the periods, reflecting low average rates of return on cash balances.

Interest expense in the first quarter of 2011 was $341,000 compared to interest expense of $48,000 in the same period one year ago. Interest expense in the first quarter 2011 is primarily related to our convertible note including the amortization of the related debt discount and interest on the principal outstanding during the quarter. Amortization of debt discount is a non-cash expense and totaled $316,000 in the first quarter 2011. Additionally, interest expense includes interest on equipment lease financing obligations, and in 2010 interest on amounts drawn on our bank lines of credit.

Taxes
Deferred tax expense in the first quarter of 2011 and the corresponding deferred tax liability shown on our balance sheet, is related entirely to the deferred tax liability on the portion of our goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. Goodwill impairment charges recorded at December 31, 2009 on that portion of our goodwill being amortized for tax purposes resulted in the reversal of accumulated deferred tax expense in 2009 and the related deferred tax liability, temporarily eliminating the difference between financial and tax reporting at December 31, 2009, and through the first half of 2010. As a result no deferred tax expense was incurred in the first quarter of 2010. We maintain a full valuation allowance for all other components of deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized. We have not generated taxable income in any periods in any jurisdiction, foreign or domestic.

(Index)

Liquidity and Capital Resources
During the quarter ended March 31, 2011, and the year ended December 31, 2010, we incurred net losses of $0.9 million and $4.0 million, respectively. As of March 31, 2011, we have an accumulated deficit of $55.7 million. We have a history of operating losses and we may continue to be unprofitable in the foreseeable future. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $41 million in equity capital to fund our operations.

As reflected in our Statements of Cash Flows, net cash used in operating activities was $0.4 million in the comparable first quarters of 2011 and 2010. We calculate net cash used in or provided by operating activities by reducing our net loss ($0.9 million and $1.0 million in the first quarter of 2011 and 2010, respectively) by those expenses that did not require the use of cash, and reversing gains or losses that did not generate or use cash. These items consist of stock based compensation expense, depreciation, amortization of intangible assets, deferred tax expense, and in 2011 in particular, the amortization of debt discount. These amounts totaled $0.6 million in the first quarter of 2011 and $0.3 million in the first quarter of 2010. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In the first quarter of 2011 changes in operating assets and liabilities resulted in a net use of cash of $0.1 million and were primarily from increases in accounts receivable due to increases in overall shipments in the first quarter 2011 and the timing of those shipments later in the quarter compared to the previous quarter, increases in prepaid expenses, and reductions in deferred income on shipments to distributors due to delays in stocking our distribution channel resulting from supply delays on our mobile handheld computer, partially offset by increases in accounts payable due to deferred payments, and decreases in inventory. In the first quarter of 2010 changes in operating assets and liabilities resulted in a net source of cash of $0.4 million and were primarily from increases in accounts payable due to timing of payments, increases in accrued payroll and related expense, increases in deferred service revenue due to increased service billings, and reductions in inventory levels as a result of planned reductions from year end levels, partially offset by increases in accounts receivable due to increases in overall shipments in the first quarter 2010 and the timing of those shipments later in the quarter compared to the previous quarter, and increases in prepaid expenses.

Cash used in investing activities was $12,000 in the first quarter of 2011 compared to $46,000 in the first quarter of 2010. Reductions in investing activities in the first quarter of 2011 reflects reductions in equipment and tooling purchases due to fewer development projects requiring these expenditures.

Cash provided by financing activities was $0.7 million in the first quarter of 2011 compared to $0.5 million in the first quarter of 2010. Financing activities in the first quarter 2011 consisted primarily of a reduction in the amount of cash required to collateralize our senior convertible note payable. Increases in qualified accounts receivable during the first quarter were sufficient to fully collateralize the note thereby eliminating the requirement to restrict cash at March 31, 2011 (see "NOTE 4 - Senior Convertible Note" for more information). The reduction in restricted cash was partially offset by payments on capital leases. Financing activities in the first quarter of 2010 consisted of a net increase in the amounts drawn on our bank lines of credit and proceeds from the exercise of stock options, partially offset by payments on capital leases.

(Index)

Our cash balances at March 31, 2011 were $759,000. Our balance sheet at March 31, 2011 has a current ratio (current assets divided by current liabilities) of 0.73 to 1.0, and a working capital deficit of $1,453,000 (current assets less current liabilities). We have experienced continuing operating losses and declines in our working capital balances. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to establish profitable operations and to increase our capital. We have been taking steps intended to reduce operating losses and achieve profitability including the introduction of new products, continued close support of our distributors and of our application partners as they establish their mobile applications in key vertical markets, and management of our costs. We have the ability to reduce expenses further if necessary. We believe that we will be able to improve liquidity and secure additional sources of financing by managing our working capital balances, improving our operating results to cash positive levels, and raising additional capital as needed, including development funding from development partners and through the issuance of additional equity securities. There can be no assurance that we will be successful in achieving any of these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our inability to secure and maintain the necessary liquidity would have a material adverse effect on our financial condition and results of operations. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of our current operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty. If we can return to revenue growth and attain profitability, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increased expenses, including more employees to support our growth and increases in salaries, benefits, and related support costs for employees.

Our contractual cash obligations at March 31, 2011 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years		More than 5 years
Capital leases	$28,000	$13,000	$15,000	$	---	$	---
Operating leases	2,841,000	381,000	730,000		779,000		951,000
Senior convertible notes (including interest)	891,000	80,000	811,000		---		---
Unconditional purchase obligations with contract manufacturers	2,957,000	2,957,000	---		---		---
Total contractual obligations	$6,717,000	$3,431,000	$1,556,000		$779,000		$951,000

Off-Balance Sheet Arrangements
As of March 31, 2011, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

(Index)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended March 31, 2011, a decline of 1% in interest rates would not have had a material effect on our quarterly interest income.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros, we pay the expenses of our European employees in Euros and British pounds, and we may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended March 31, 2011, an adverse change of 10% in exchange rates would have resulted in an increase in our net loss for the first quarter 2011 of approximately $7,600 if left unprotected. For the first quarter of 2011 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net gain of $6,500. We will continue to monitor, assess, and mitigate through hedging activities, the risk associated with these exposures.

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

The financial statements in our annual report on Form 10-K were prepared on a going concern basis. Our continued operating losses and declines in our working capital balances are conditions that raise doubt about the Company's ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to establish profitable operations and to raise additional capital as needed. We have been taking steps intended to reduce operating losses and achieve profitability including the introduction of new products, continued close support of our distributors and of our application partners as they establish their mobile applications in key vertical markets, and management of our costs. We believe that we will be able to improve our liquidity and secure additional sources of financing by managing our working capital balances, and raising additional capital as needed, including development funding from development partners and the issuance of additional equity securities. Nonetheless, there can be no assurance that we will be successful in achieving any of these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our inability to secure and maintain the necessary liquidity would have a material adverse effect on our financial condition and results of operations. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from our inability to continue as a going concern.

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

We may incur operating losses in future quarters and would need to raise capital to fund such losses. Our forecasts are highly dependent on factors beyond our control, including market acceptance of our products, deployments by businesses of applications that use our handheld computers and our data collection products, and supply delays in key components such as we experienced in the fourth quarter of 2010 and to a lesser extent in the first quarter of 2011. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all.

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
  delays in supplies of key components used in the manufacturing of our products, and general economic conditions and conditions specific to our customers' industries.

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

Several of our component parts, including our serial interface chip, our Ethernet chip, our bar code scanning modules, and our line of mobile handheld computers, are produced by one or a limited number of suppliers. Shortages could occur in these essential components due to an interruption of supply or increased demand in the industry. In particular, shipments of our mobile handheld computers in the fourth quarter 2010, and to a lesser extent in the first quarter 2011, were adversely affected by a worldwide supply chain LCD screen shortage, due to increased demand for LCD screens by tablet and smart phone manufacturers. If we are unable to procure certain component parts such as we experienced in the fourth quarter of 2010 and first quarter 2011, we could be required to reduce our operations while we seek alternative sources for these components, which could have a material adverse effect on our financial results. To the extent that we acquire extra inventory stocks to protect against possible shortages, we would be exposed to additional risks associated with holding inventory, such as obsolescence, excess quantities, or loss.

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

A significant portion of our revenue comes from two distributors, Tech Data Corporation and Ingram Micro Inc., which together represented approximately 26% and 27% of our worldwide revenues in the first quarter of 2011 and fiscal year 2010, respectively. We expect that a significant portion of our revenue will continue to depend on sales to Tech Data Corporation and Ingram Micro Inc. Additionally, 11% of our revenues in fiscal 2010 came from our distributor BlueStar, Inc., and 20% and 10% of our revenue in the first quarter 2011 and fiscal 2010, respectively, came from Epocal, Inc., an OEM customer. We do not have long-term commitments from Tech Data Corporation or Ingram Micro Inc. to carry our products, or any of our other distributors who may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors' products. If we lose our relationship with Tech Data Corporation or Ingram Micro Inc., or any of our other significant distributors, we would experience disruption and delays in marketing our products.

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

(Index)

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

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. Furthermore, on July 1, 2010, we completed a stockholder approved exchange offer for certain of our outstanding options. As a result, the total remaining unrecognized compensation costs related to unvested stock options increased by $0.74 million, which is being amortized over the weighted average remaining requisite period of 2.4 years. The expensing of employee stock options adversely affected our net income and earnings per share in the first quarter 2011 and in each of the quarters in fiscal 2010, will continue to adversely affect future quarters, and will make profitability harder to achieve. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

Export sales (sales to customers outside the United States) accounted for approximately 28% and 24% of our revenue in the first quarter of 2011 and fiscal 2010, respectively. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of May 6, 2011, we had 4,237,306 shares of Common Stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

(Index)

As of May 6, 2011, we had 1,418,335 shares of Common Stock subject to outstanding options under our stock option plans, and 96,777 shares of Common Stock were available for future issuance under the plans. We have registered the shares of Common Stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of Common Stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of May 6, 2011, we had 86,585 shares of Common Stock subject to outstanding warrants issued in our 2009 private placement. We have registered the resale of all shares of Common Stock subject to the warrants. Accordingly, the shares of Common Stock underlying these warrants will be eligible for resale in the public market as soon as the warrants are exercised, subject to S-3 prospectus delivery requirements.

As of May 6, 2011, we had 516,666 shares of Common Stock subject to the conversion of a note issued in our November 2010 senior convertible note financing. The conversion price of this note is subject to one additional conversion price reset one year from date of issuance of the note, and, depending upon the market price of our Common Stock at the time of such reset, can result in an increase in the number of shares we are obligated to issue upon conversion of the note up to an additional 97,732 shares in aggregate. As of May 6, 2011, we had 550,000 shares of Common Stock subject to outstanding warrants issued in connection with the convertible note financing in November 2010. The warrants are not exercisable until May 20, 2011. We have registered the resale of all shares of Common Stock subject to the note conversion and warrants. Accordingly, the shares of Common Stock underlying the note and warrants will be eligible for resale in the public market as soon as the note is converted and the warrants are eligible and exercised, subject to S-3 prospectus delivery requirements.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2010 through May 6, 2011, our Common Stock price fluctuated between a high of $5.44 and a low of $1.51. Following a one-for-ten reverse stock split effected on October 23, 2008, which significantly decreased the Company's share float, we have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our Common Stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

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

SOCKET MOBILE, INC.
Registrant

Date: May 13, 2011	/s/ Kevin J. Mills
Kevin J. Mills President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 13, 2011	/s/ David W. Dunlap
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