Form 10-Q
period 2011-06-30
SOCKET MOBILE, INC.
filed 2011-08-11
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period ___________________ to _____________________.

Commission file number 1-13810

SOCKET MOBILE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3155066
(State of incorporation)	(IRS Employer Identification No.)

39700 Eureka Drive, Newark, CA 94560

(Address of principal executive offices including zip code)

(510) 933-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The number of shares of Common Stock ($0.001 par value) outstanding as of August 3, 2011 was 4,313,900 shares.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED BALANCE SHEETS

	June 30, 2011 (unaudited)	December 31, 2010*
ASSETS
Current assets:
Cash and cash equivalents	$1,015,230	$460,833
Restricted cash	—	710,797
Accounts receivable, net	1,525,070	813,569
Inventories	1,197,127	1,698,650
Prepaid expenses and other current assets	193,782	128,131
Total current assets	3,931,209	3,811,980

Property and equipment:
Machinery and office equipment	2,151,549	2,140,897
Computer equipment	1,291,042	1,285,197
	3,442,591	3,426,094
Accumulated depreciation	(3,108,373)	(2,954,757)
Property and equipment, net	334,218	471,337

Intangible assets, net	180,000	210,000
Goodwill	4,427,000	4,427,000
Other assets	98,243	146,298
Total assets	$8,970,670	$9,066,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,580,257	$3,770,325
Accrued payroll and related expenses	647,281	634,146
Deferred income on shipments to distributors	792,039	673,484
Short term portion of deferred service revenue	290,712	324,267
Short term portion of capital leases and deferred rent	29,556	27,080
Senior convertible note payable, net of debt discount of $475,395 at June 30, 2011 and zero at December 31, 2010	299,605	—
Total current liabilities	5,639,450	5,429,302

Long term portion of deferred service revenue	162,425	197,044
Long term portion of capital leases and deferred rent	187,193	202,072
Senior convertible note payable, net of debt discount of zero at June 30, 2011 and $670,447 at December 31, 2010	—	329,553
Deferred income taxes	31,485	15,515
Total liabilities	6,020,553	6,173,486

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized shares – 10,000,000,
issued and outstanding shares – 4,244,528 at June 30, 2011 and 3,801,991 at December 31, 2010	4,245	3,802
Additional paid-in capital	59,048,047	57,671,065
Accumulated deficit	(56,102,175)	(54,781,738)
Total stockholders’ equity	2,950,117	2,893,129
Total liabilities and stockholders’ equity	$8,970,670	$9,066,615

* Derived from audited financial statements.

See accompanying notes. 1

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$4,352,611	$3,654,107	$8,392,053	$7,461,256

Cost of revenues	2,526,072	2,148,775	5,051,804	4,350,464

Gross profit	1,826,539	1,505,332	3,340,249	3,110,792

Operating expenses:
Research and development	632,558	558,537	1,287,333	1,240,057
Sales and marketing	857,976	960,374	1,685,942	2,199,741
General and administrative	532,475	492,493	1,128,032	1,153,118
Amortization of intangible assets	15,000	15,000	30,000	30,000
Total operating expenses	2,038,009	2,026,404	4,131,307	4,622,916

Operating loss	(211,470)	(521,072)	(791,058)	(1,512,124)

Interest expense, net (inclusive of debt discount amortization of $152,740 and $468,956 for the three and six months ended June 30, 2011, respectively	(172,722)	(54,690)	(513,409)	(102,439)

Net loss before income taxes	(384,192)	(575,762)	(1,304,467)	(1,614,563)
Deferred income tax expense	(7,985)	—	(15,970)	—

Net loss	$(392,177)	$(575,762)	$(1,320,437)	$(1,614,563)

Net loss per share:

Basic and diluted	$(0.09)	$(0.15)	$(0.32)	$(0.43)

Weighted average shares outstanding:

Basic and Diluted	4,233,519	3,793,768	4,084,395	3,791,379

See accompanying notes. 2

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(1,320,437)	$(1,614,563)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	360,161	320,143
Depreciation and amortization	207,607	270,804
Amortization of debt discount to interest expense	468,956	—
Interest expense on convertible note paid in common stock	4,244	—
Deferred income tax expense	15,970	—

Changes in operating assets and liabilities:
Accounts receivable	(711,501)	(206,701)
Inventories	501,523	447,554
Prepaid expenses and other current assets	(65,651)	(53,494)
Other assets	48,055	14,334
Accounts payable	309,930	909,048
Accrued payroll and related expenses	13,135	(122,218)
Deferred income on shipments to distributors	118,555	46,762
Deferred service revenue	(68,174)	13,918
Change in deferred rent	(5,964)	(14,049)
Net cash provided by (used in) operating activities	(123,591)	11,538

Investing activities
Purchases of equipment	(40,488)	(106,683)
Net cash used in investing activities	(40,488)	(106,683)

Financing activities
Payments on capital leases	(6,439)	(6,064)
Reduction in restricted cash requirement	710,797	—
Proceeds from borrowings under bank line of credit agreement	—	3,606,823
Repayments of borrowings under bank line of credit agreement	—	(3,463,858)
Stock options exercised	14,118	10,020
Net cash provided by financing activities	718,476	146,921

Net increase in cash and cash equivalents	554,397	51,776

Cash and cash equivalents at beginning of period	460,833	1,940,295
Cash and cash equivalents at end of period	$1,015,230	$1,992,071

Supplemental cash flow information
Cash paid for interest	$32,572	$101,903
Non-cash investing and financing activities:
Issuance of common stock in exchange for forgiveness of accounts payable due	$499,998	$—
Beneficial conversion feature associated with senior convertible note payable	$273,904	$—
Conversion of senior convertible note payable and accrued interest to common stock	$229,244	$—

See accompanying notes. 3

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

The accompanying unaudited condensed financial statements of Socket Mobile, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The financial statements in the Company’s annual report on Form 10-K were prepared on a going concern basis.

Liquidity and Going Concern

The Company’s financial statements have been prepared on a going concern basis. During the six month period ended June 30, 2011 and the year ended December 31, 2010, the Company incurred net losses of $1,320,437 and $3,975,837, respectively. As of June 30, 2011, the Company has an accumulated deficit of $56,102,175. The Company’s cash balances at June 30, 2011 were $1,015,230. The Company’s balance sheet at June 30, 2011 has a current ratio of 0.70 to 1.0 (current assets divided by current liabilities), and a working capital deficit of $1,708,241 (current assets less current liabilities). These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to establish profitable operations and to increase its capital. The Company has been taking steps intended to reduce operating losses and achieve profitability including the introduction of new products, continued close support of its distributors and its application partners as they establish their mobile applications in key vertical markets, and management of its costs. The Company has the ability to reduce expenses further if necessary. The Company believes that it will be able to improve its liquidity and secure additional sources of financing by managing its working capital balances, improving its operating results to cash positive levels, and raising additional capital as needed, including development funding from development partners and through the issuance of additional equity securities. There can be no assurance that the Company will be successful in achieving any of these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. The Company’s inability to secure and maintain the necessary liquidity would have a material adverse effect on its financial condition and results of operations. If the Company is unable to secure the necessary capital for its business, it may need to suspend some or all of its current operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty. If the Company can return to revenue growth and attain profitability, it anticipates requirements for cash will include funding of higher receivable and inventory balances, and increased expenses, including more employees to support its growth and increases in salaries, benefits, and related support costs for employees.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the Company’s inability to continue as a going concern.

NOTE 2 — Summary of Significant Accounting Policies

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less at date of purchase to be cash equivalents. At June 30, 2011 and December 31, 2010, all of the Company’s cash and cash equivalents consisted of amounts held in demand and money market deposits in banks. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Restricted Cash

Under the terms of the Company’s senior convertible note issued in November 2010, the Company is required at all times to maintain collateralization of the convertible note with an amount equivalent to the unconverted principal plus accrued interest. Collateral consists of qualified accounts receivables of the Company, plus cash to the extent qualified accounts receivables are less than the unconverted principal plus accrued interest (see “NOTE 4 — Senior Convertible Note” and “NOTE — 12 Subsequent Event” for more information). At June 30, 2011, the Company’s accounts receivable fully collateralized the note and therefore no cash was classified as restricted. At December 31, 2010 all of the Company’s restricted cash consisted of amounts held in demand deposits in banks under the terms of our senior convertible note.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	June 30,	December 31,
	2011	2010
Raw materials and sub-assemblies	$1,167,273	$1,608,469
Finished goods	29,854	90,181
	$1,197,127	$1,698,650

NOTE 4 — Senior Convertible Note

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

In conjunction with the convertible note, the Company issued to the investor a 5.5 year warrant to purchase 500,000 shares of common stock at $2.44 per share. In connection with the note financing, the Company issued to the private placement agent a 5.5 year warrant to purchase 50,000 shares of common stock with a fair value of $50,500. The private placement agent warrants have terms that are substantially the same as the warrant issued to the investor, except that the private placement agent’s warrant will allow for net exercise. The fair values of these warrants were derived using a binomial lattice valuation formula with the following assumptions: 0.0% dividend yield rate, 1.54% risk free interest rate, $2.11 fair value of common stock, $2.44 exercise price, a life of five and a half years, and a volatility of 65.32%.

The convertible note was initially recorded on the Company’s balance sheet net of the associated debt discount of $726,096, which was comprised of the following:

•        allocated fair value of the warrant issued to the investor of $335,548;

•        beneficial conversion feature of $335,548 based on the allocation of the proceeds between the note and the fair value of the investor warrants; and

•        in-the-money beneficial conversion feature of $55,000.

The debt discount is being amortized ratably over the life of the note, except in the case of conversion which may accelerate the amortization.

The convertible note is secured by all the assets of the Company. In order to secure the note, the Company terminated its credit line facilities with its bank, who then released its security interest. The Company is required at all times to maintain collateralization of the convertible note with an amount equivalent to the unconverted principal plus accrued interest. Collateral consists of qualified accounts receivables of the Company, plus cash to the extent qualified accounts receivables are less than the unconverted principal plus interest due over the remaining life of the note. At June 30, 2011, the outstanding note was fully collateralized by the Company’s accounts receivable and therefore no cash was classified as restricted on the Company’s balance sheet. At December 31, 2010, $710,797 of the note proceeds was reserved as collateral under the terms of the note and classified as restricted cash.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

During the six month period ended June 30, 2011, the holder converted in total a $225,000 principal amount plus unpaid accrued interest which resulted in the issuance of 152,830 shares of common stock. Amortization of the debt discount during the three and six months ended June 30, 2011, totaled $152,740 and $468,956, respectively, which is classified as interest expense in the Company’s Condensed Statement of Operations. Interest expense on the note principal for the three and six months ended June 30, 2011 was $19,590 and $43,619, respectively.

On August 3, 2011, the Company gave notice and called its senior convertible note (see

“NOTE 12 — Subsequent Event”) for more information.

NOTE 5 — Common Stock Financing

On February 23, 2011, the Company completed the sale of 282,485 shares of its common stock in a private placement with AboCom Systems, Inc., a corporation organized under the laws of Taiwan and a contract manufacturer of the Company’s products. The shares were priced at the closing bid price of $1.77 per share as reported on February 23, 2011 for a total of $499,998 raised in the private placement. The issuance of common stock was used to settle trade payables due to AboCom Systems.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — Intangible Assets

Amortization of all intangible assets was $15,000 and $30,000 for the three and six months ended June 30, 2011 and 2010, respectively. Intangible assets as of June 30, 2011 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Patent	$600,000	$420,000	$180,000
Project management tools	570,750	570,750	—
Total intangible assets	$1,170,750	$990,750	$180,000

The gross value of intangible assets has not changed from December 31, 2010. Future amortization expense is expected to be $15,000 per quarter through mid 2014.

NOTE 7 — Segment Information and Concentrations

Segment Information

The Company operates in one segment—mobile systems solutions for businesses. Mobile systems solutions typically consist of a handheld computer, data collection and connectivity peripherals, and third-party applications software. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Revenues for the geographic areas were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
United States	$2,902,614	$2,877,579	$5,827,059	$5,680,508
Europe	1,104,711	718,403	1,978,880	1,543,573
Asia and rest of world	345,286	58,125	586,114	237,175
Total revenues	$4,352,611	$3,654,107	$8,392,053	$7,461,256

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues in the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Tech Data Corporation	*	16%	*	14%
Ingram Micro Inc.	13%	13%	15%	15%
Epocal Inc.	11%	16%	16%	*
BlueStar	*	*	*	14%
ScanSource, Inc.	14%	*	12%	*

_____________

* Customer accounted for less than 10% of total revenues for the period

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company invests its cash in demand and money market deposit accounts in banks. To date, the Company has not experienced losses on these investments. The Company’s trade accounts receivables are primarily with distributors and OEMs. The Company performs ongoing credit evaluations of its customers’ financial conditions but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. At June 30, 2011, 44% of the Company’s accounts receivable balances were concentrated with two customers, which individually comprised more than 10% of the Company’s accounts receivable balance. At December 31, 2010, 62% of the Company’s accounts receivable balances were with five customers, which individually comprised more than 10% of the Company’s accounts receivable balance.

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry, such as the Company experienced in the fourth quarter 2010 and to a progressively lesser extent over the first and second quarters of 2011 with the delays in availability of LCD touch screens used in the manufacture of the Company’s mobile handheld computer. If the Company were unable to procure certain of such materials, it would be required to reduce its operations, which could have a material adverse effect upon its results. At June 30, 2011 and December 31, 2010, 30% and 32%, respectively, of the Company’s accounts payable balances were concentrated in a single supplier. For the three and six months ended June 30, 2011, this same supplier accounted for 44% and 52%, respectively, of the inventory purchases.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — Stock-Based Compensation

The Company recognizes stock-based compensation in the financial statements for all share-based awards to employees, including grants of employee stock options, based on their fair values. The Company uses a binomial lattice valuation model to estimate the fair value of stock option grants. The binomial lattice model incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these factors affect the estimate of the fair value of the Company's stock option grants. Total stock-based compensation expense for the three and six months ended June 30, 2011 was $181,658 and $360,161. Total stock-based compensation expense for the three and six months ended June 30, 2010 was $154,903 and $320,143.

In the three and six months ended June 30, 2011, 47,200 and 254,650 stock options were granted, respectively, at weighted average per share fair values estimated at $1.13 and $1.06, respectively. In the three and six months ended June 30, 2010, 139,000 and 144,000 stock options were granted, respectively, at weighted average per share fair values estimated at $1.96 and $1.97, respectively. At June 30, 2011, options issued to employees for 1,416,493 shares were outstanding, of which options for 622,684 shares were exercisable. As of June 30, 2011, the total remaining unrecognized compensation costs related to unvested stock options was approximately $1.05 million, which will be amortized over the weighted average remaining requisite period of 1.9 years.

NOTE 9 — Net Loss Per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(392,177)	$(575,762)	$(1,320,437)	$(1,614,563)

Denominator:
Weighted average common shares outstanding used in computing net loss per share:
Basic and Diluted	4,233,519	3,793,768	4,084,395	3,791,379

Net loss per share:
Basic and Diluted	$(0.09)	$(0.15)	$(0.32)	$(0.43)

For the three and six months ended June 30, 2011 and 2010, the diluted net loss per share is equal to the basic net loss per share because the Company experienced losses in these periods. Thus no potential common shares underlying stock options and warrants have been included in the net loss per share calculation, as their effect is anti-dilutive. Options and warrants to purchase 2,053,078 shares and 1,400,793 shares of common stock at June 30, 2011, and 2010, respectively, have been omitted from the net loss per share calculation.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 — Bank Financing Arrangements

In the comparable first six months of 2010 and up through November 2, 2010, the Company had a credit facility with Silicon Valley Bank (the “Bank”). On November 2, 2010, in anticipation of issuing a senior convertible note which subsequently closed on November 19, 2010, the Company repaid in full its outstanding indebtedness to the Bank and terminated the lines of credit (see “NOTE 4 — Senior Convertible Note” for more information). All obligations of the Company under the credit facility and any other related loan and collateral security documents, except those which specifically survive the termination of such agreements, were terminated.

NOTE 11 — Taxes

Income tax expense during the six months ended June 30, 2011, and the deferred income tax amounts shown on the Company’s Condensed Balance Sheets, is related entirely to the deferred tax liability on the portion of the Company’s goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. As a result, the Company recognized deferred tax expense of $7,985 and $15,970 for the three and six months ended June 30, 2011, respectively.

At December 31, 2010, the Company has an unrecognized tax benefit of approximately $597,000, which did not change significantly during the three and six months ended June 30, 2011. Future changes in the unrecognized tax benefit are unlikely to have an impact on the effective tax rate due to the full valuation allowance recorded on the Company’s deferred tax assets, as realization of the deferred tax assets is dependent upon future taxable income.

NOTE 12 — Subsequent Event

On August 3, 2011, the Company gave notice to call its senior convertible note with a redemption date of September 6, 2011, if not otherwise converted prior to the redemption date at the election of the holder. The note balance at the notice date was $700,394. The note holder may elect to convert the note into common stock at the conversion price of $1.50 per share prior to the redemption date. Any portion of the note not converted by the redemption date will be redeemed by the Company at 125 percent of the note balance. The note holder has the option to reduce the call amount to 4.99% of the Company’s outstanding common shares. If such election is made, the note balance subject to conversion or redemption would be reduced to $322,894 as of September 6, 2011 (determined based on shares outstanding as of August 3, 2011). The Company may initiate additional calls at 30 day intervals beginning after September 6, 2011. The notes are secured in first position by all of the Company’s assets. These security arrangements expire upon full conversion of the notes.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements forecasting our future financial condition and results, our future operating activities, market acceptance of our products, expectations for general market growth of handheld computers and other mobile computing devices, growth in demand for our products, expansion of the markets that we serve, expansion of the distribution channels for our products, adoption of our embedded products by third-party manufacturers of electronic devices, and the timing of the introduction and availability of new products, as well as other forecasts discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “may,” “will,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Factors that could cause actual results and outcomes to differ materially include, but are not limited to: continued weakness in the U.S. and world economy generally and in the markets we serve in particular; the risk of delays in the availability of our products due to technological, market or financial factors including the availability of product components and necessary working capital; our ability to successfully develop, introduce and market future products; our ability to effectively manage and contain our operating costs; the availability of third-party handheld computer hardware and software that our products are intended to work with; product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with; continued growth in demand for handheld computers; market acceptance of emerging standards such as Bluetooth and wireless LAN and of our related connection, data collection and mobile handheld computer products; the ability of our strategic relationships to benefit our business as expected; our ability to enter into additional distribution relationships; or other factors described in this Form 10-Q including “Part II, Item 1A. Risk Factors” and recent Form 8-K and Form 10-K reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the interim condensed financial statements and notes included elsewhere in this report, the Company’s annual financial statements in the Form 10-K, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

Our financial statements have been prepared assuming the Company will continue as a going concern as described in Note 1 to our condensed financial statements as of June 30, 2011 and for the three and six months then ended.

Index

Revenues

We are a producer of mobile handheld computers and data collection products serving the business mobility markets. We offer a family of handheld computer products designed for business enterprise use and a wide range of data collection products including two dimensional (2D) and linear (1D) barcode scanners, Radio Frequency Identification (RFID) readers, and magnetic stripe readers. We also offer wearable ring scanners, customized versions of our handheld computers, embedded wireless LAN cards and Bluetooth modules as OEM products to third party companies. Our data collection products work with our handheld computers and our cordless hand scanners work with many third-party mobile handheld devices including smartphones, tablet computers, netbooks, notebooks and desktop systems, adding data collection capabilities to these devices. Our products are designed to run or enhance mobile applications that enable the accessing, collection and processing of data by employees while mobile. Our mobile computing products utilize popular Bluetooth and wireless LAN connection technologies using management software we developed for ease of use.

We work closely with software application developers offering or developing vertical software applications for use with our handheld computers and for use with smartphones, tablets and other mobile computing devices running Apple iOS4, Google Android, RIM BlackBerry and Microsoft Windows operating systems for use with our cordless hand scanners and wearable ring scanners. Healthcare and hospitality are two of the primary areas of focus for software application developers who have developed applications for use on our handheld computers, and a significant portion of our handheld computer sales now come from organizations within these two market segments. Other vertical markets benefiting from mobile solutions include retail merchandising, automotive, government and education. These mobile solutions are designed to improve the productivity of business enterprises and service providers by automating manual tasks, improving the quality of information collected, and enhancing mobile productivity by processing and transferring information from remote locations and mobile devices to the business or medical enterprise, and then if required, back to the remote locations and mobile devices.

We believe growth in the mobile workforce along with technical advances and cost reductions in mobile devices, Smartphones and networking technologies along with the pervasive use of the Internet are driving broader adoption of mobile computing solutions. Our products are designed to address the growing need for mobile computing by today’s mobile workforce by enabling them to run or enhance mobile applications that allow access to business data files, or collect and process data while mobile, thereby enhancing their productivity and allowing them to exploit time sensitive opportunities and improve customer satisfaction. Overall, our hardware products enable mobile third-party applications to become complete mobile data collection and connectivity solutions.

We also make available directly to original equipment manufacturers (“OEMs”) and other select customers our wearable ring scanners, customized versions of our handheld computers, component Bluetooth and wireless LAN technologies. We customize these products and components for our use in our own products and leverage that investment through the sale of modified versions or modules and plug-in cards to OEM manufacturers to embed into their products, including driver and device management software that is designed to simplify the ability of mobile employees to get and stay connected with Wi-Fi as well as with Bluetooth.

Index

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

Total revenues for the three and six months ended June 30, 2011 were $4.4 million and $8.4 million, which represented increases of 19% and 12%, respectively, from revenues of $3.7 million and $7.5 million in the corresponding periods one year ago. Our revenues in the comparable three and six month periods are classified into three broad product families:

•         Mobile handheld computer products;

•         Data collection products; and

•         OEM embedded products.

Our mobile handheld computer products are designed to be durable, lightweight and dependable devices, which meet the requirements of the healthcare, hospitality and other markets we serve. Our initial model, the SoMo® 650 (SoMo is derived from Socket Mobile), was introduced in June 2007 with initial volume shipments in September 2007, and features the Microsoft Windows Mobile operating system, Version 6. Windows Mobile is the industry standard OS for mobile applications thereby ensuring that the SoMo is compatible with a large number of business applications and giving workers a familiar computing environment. Our mobile handheld computers are easy to customize for a particular application with peripherals and accessories. The SoMo products are designed with an expected product life cycle of three to five years, which meets the needs of our customers who are deploying mobile solutions. In order to extend the life of the current product family, we upgrade SoMo technology components from time to time without impacting form, fit or function. We expect our SoMo650 product family to continue to be offered into at least 2014, approximately seven years from its introduction.

The SoMo’s features include wireless LAN and Bluetooth, a fast processor, a large, bright screen display enabling its use outdoors, large amounts of SDRAM and flash memory, an extended battery, programmable action buttons to activate peripheral devices, reinforced CompactFlash and SDIO card slots, and a durable case. The SoMo is available with multiple language support. The SoMo 650 was specifically designed without an integrated mobile phone to serve the market for business mobility applications that are not mobile phone centric such as medication dispensing in the healthcare market or tableside ordering in the hospitality market, most of which use Bluetooth or wireless LAN connections for data communications.

In late 2008, we introduced the SoMo 650 Rx Model made with antimicrobial materials added to the case plastics to provide an extra layer of protection to the device to aid against the multiplication and spread of potentially harmful bacteria and microbes found in healthcare environments. We also introduced a SoMo 650 DX Model without Bluetooth or wireless LAN for high security environments. We have also developed accessory products such as a backpack to enable direct connections to mobile phone networks using network phone cards and a durable case to provide additional protection in the event the computer is dropped. In addition, we work with third-party accessory providers, who have qualified to make a number of accessory products that work with the SoMo family of products, including headsets, battery chargers, keyboards, printers and smartcard readers.

Index

Mobile handheld computer products, accessories and related service revenues represented approximately 53% and 47% of our revenues in the three and six months ended June 30, 2011 and 2010, respectively.

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

Our data collection products consist of:

•        Cordless Hand Scanners: two dimensional (2D) and linear (1D) scanning used primarily with Smartphones and Tablet computers;

•        Plug-in barcode scanners: 2D and 1D in a CompactFlash form factor used primarily with our SoMo handheld computers;

•        Plug-in RFID products that read radio frequency identification tags used primarily with our SoMo handheld computers;

•        Combination plug-in barcode scanner and RFID reader/writer used primarily with our SoMo handheld computers;

•        Plug-in magnetic stripe reader used primarily with our SoMo handheld computers; and

•        Wearable cordless ring scanner for industrial applications needing two hands.

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

Our Cordless Hand Scanners use Bluetooth technology as the connection interface. The scanners are available with two dimensional (2D) imagers and laser (1D) linear scanning engines. The scanners are available in standard cases or antimicrobial cases. The Cordless Hand Scanners are lightweight, ergonomically designed for ease of use and rapid repetitive scanning and are durable, lightweight and compact. Our focus is to offer our Cordless Hand Scanner to developers and customers requiring rapid and robust barcode scanning solutions. During 2010, we redesigned our SocketScan software to enable the use of our Cordless Hand Scanners with a wide variety of operating systems used on smartphones and tablets, and we intend to add additional smartphone and tablet models as they are released by the smartphone manufacturers to provide wide ranging support for this fast emerging category of mobile devices. Currently SocketScan10 supports smartphones that use Windows Mobile, Windows CE, RIM Blackberry, and Google Android operating systems. The Human Interface Device (HID) Bluetooth protocol also allows the use of our Cordless Hand Scanners with HID-enabled devices including the iPad, iPhone, and iPod touch using the Apple iOS4 operating system. The HID protocol enters scanned data as if it was entered through the keyboard. In 2011, we are extending the benefits of SocketScan 10 software to Apple devices running the iOS operating system. In July 2011 we announced the availability of our software developer’s kit for Apple iOS devices, which will enable developers to add commercial-grade barcode scanning capabilities to their applications. We plan to make available Apple certified versions of our 2D scanner in both standard and antimicrobial versions later in the year.

Index

Our plug-in barcode scanners use the industry standard CompactFlash form factor and are available with two-dimensional 2D and laser linear 1D scanning engines. When plugged into a mobile computing device with a CompactFlash slot and SocketScan loaded onto the device, the combination of device and plug-in barcode scanner can be used as a one-handed barcode scanner operated from programmable buttons on the mobile computing device.

Our wearable ring scanner is an industrial strength barcode scanner that is worn on the index finger and connects via Bluetooth to mobile or fixed data collection computing devices. The device enables a worker to scan while having two hands available and is designed for applications such as warehousing and pick-and-pack operations.

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

Data collection product revenues represented approximately 39% and 44% of our revenues in the three and six months ended June 30, 2011, compared to 32% and 36% in the comparable periods one year ago.

Our OEM embedded products consist of Bluetooth and wireless LAN plug-in cards used primarily by Original Equipment Manufacturers (OEMs) of electronic products to build wireless connection functions into their products using the Bluetooth and wireless LAN standards for wireless connectivity. Our Bluetooth products use the Bluetooth 2.1 + EDR standard. Our plug-in cards for connecting wirelessly to local area networks were upgraded in 2009 to use the wireless LAN 802.11 a/b/g Wi-Fi standard, upgrading our products from the wireless LAN 802.11b/g standard used in 2008. Our wireless LAN products include extensive communications software with Cisco Compatible Extensions (CCX) designed to make these products easy to use. In 2008 our Bluetooth module sales peaked due to last time buys of older Bluetooth chip technology that was being phased out by the chip manufacturer. Our OEM product sales are primarily based on the acceptance of our designs by OEM customers (referred to as design-wins), and the product transitions described resulted in last-time buys and reductions in ongoing revenue commencing in 2009 as new design-wins are pursued. OEM embedded products represented approximately 6% and 5% of our revenues for the three and six months ended June 30, 2011, compared to 12% and 13% in the comparable periods one year ago.

Our SocketCare services provide extended warranty and accidental breakage coverage for selected products including our handheld computers and our ring and cordless hand scanners. Premium service purchased at the time of product purchase provides coverage for three years. Service revenues represented approximately 6% of our revenues in each of the three and six month periods ended June 30, 2011, compared to 5% in each of the comparable periods one year ago. Service revenues are included within the related handheld computer and data collection revenues in the table that follows.

Index

In addition, we continue to carry legacy plug-in connectivity products consisting of Ethernet cards and adapters which represented approximately 3% and 4% of our revenues in the three and six months ended June 30, 2011, compared to 4% in each of the comparable periods one year ago.

Our revenues by product family for the three and six months ended June 30, 2011 and 2010, and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
Product family:	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
Mobile handheld computer products	$2,291	$1,919	19%	$3,980	$3,532	13%
Data collection products	1,687	1,152	46%	3,675	2,665	38%
OEM embedded products	243	451	(46%)	394	980	(60%)
Other:
Connectivity (legacy)	132	132	—	343	284	21%
Total	$4,353	$3,654	19%	$8,392	$7,461	12%

Our mobile handheld computer product and related service revenues in the three and six months ended June 30, 2011 were $2.3 million and $4.0 million, an increase of 19% and 13% compared to revenues of $1.9 million and $3.5 million in the corresponding periods one year ago. Sales of our mobile handheld computer have been slowed as a result of shortages in the availability of LCD touch screens used in the manufacture of our mobile handheld computer. Beginning in the fourth quarter 2010, a major tablet and smartphone manufacturer secured a majority of the LCD touch screen manufacturing capacity producing LCD screens for our mobile handheld computer products causing short term supply disruptions as the LCD touch screen manufacturer reprioritized its capacity commitments. As a result of the supply disruptions our fourth quarter 2010 mobile handheld product revenues were adversely affected. The supply of this key component progressively improved in each of the first and second quarters of 2011 and consequently our quarterly mobile handheld revenues have improved sequentially from fourth quarter 2010 revenues. Although the supply of LCD touch screens improved in the second quarter 2011, the supply was not sufficient to complete shipment of our backlog of mobile computer orders and as a consequence of the continuing delays we were unable to ship approximately $1.8 million of our customer mobile handheld computer orders scheduled for shipment in the second quarter 2011, and have rescheduled this backlog for shipment in the third quarter of 2011.

Index

Our data collection product revenues in the three and six months ended June 30, 2011 were $1.7 million and $3.7 million, an increase of 46% and 38% compared to revenues of $1.2 million and $2.7 million in the corresponding periods one year ago. Revenue increases of $0.4 million and $0.8 million in the comparable three and six month periods were from increased sales volumes of our Cordless Hand Scanner. Additional revenue increases of $0.2 million and $0.5 million in the comparable three and six month periods were from increased sales volumes of our Cordless Ring Scanner. Partially offsetting these increases in the comparable three and six month periods were declines primarily in sales of our SDIO In-Hand Scan card. Additionally, sales of our CompactFlash In-Hand Scan card declined slightly in the comparable periods. A significant sales volume of our plug-in scan cards are sold in conjunction with our mobile handheld computer. In the fourth quarter 2010 in particular, and to sequentially lesser extents in the first and second quarters of 2011, supply delays in our mobile handheld computer mentioned previously, adversely impacted our mobile handheld computer sales and consequently the companion plug-in scan card revenues as we were forced to defer shipments beyond the end of the second quarter.

Service revenues from our SocketCare extended warranty program were $252,000, or 6% of our revenues in the second quarter 2011, compared to $199,000, or 5% of our revenues in the comparable quarter in 2010. Service revenues were $537,000, or 6% of our revenues in the first six months 2011, compared to $392,000, or 5% of our revenues in the comparable period in 2010. Increases in SocketCare service revenues are due to an increased percentage of customers opting to purchase our SocketCare extended warranty and accidental breakage coverage in conjunction with their mobile handheld computer and data collection deployments. Revenues related to our SocketCare services have been allocated to the respective mobile handheld computer and data collection revenues in the comparable three and six month periods presented in the table above.

Our OEM embedded product revenues in the three and six months ended June 30, 2011 were $0.2 million and $4.0 million, a decrease of 46% and 60% compared to revenues of $0.5 million and $1.0 million in the corresponding periods one year ago. Revenue declines in the comparable periods were primarily from reductions in sales of our wireless LAN plug-in cards as we completed the phase-out of our CompactFlash version in 2010. Additional declines were from reduced sales of Bluetooth products due to declines in sales of our Bluetooth modules to our OEM customers as a result of phasing out older Bluetooth technology, and declines in sales of Bluetooth plug-in products as a result of last-buys as we completed the phase-out of these products in 2010.

Our connectivity product revenues were flat in the comparable second quarters. Connectivity product revenues increased in the comparable six month periods as a result of increased sales volumes of our adapter plug-in cards.

Gross Margins

Our gross margins in the three and six months ended June 30, 2011 were 42% and 40%, compared to margins of 41% and 42% in the corresponding periods one year ago. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Margin improvements in the comparable three month periods are due to slightly improved margins on our mobile handheld computer product line due to product mix, partially offset by margin declines in our data collection product line due primarily to a greater portion of our revenues comprised of data collection products, which comprised 39% of our revenues in the second quarter of 2011 compared to 32% in the second quarter last year, at margins below the overall average data collection product margins due to a product mix emphasizing newer data collection products. New products typically begin with reduced margins that improve over time as unit volumes increase. Reductions in overall margins in the first six months of 2011 are due primarily to a greater portion of our revenues comprised of data collection products, which comprised 44% of our revenues in the first six months of 2011 compared to 36% in the same periods last year, at margins below the overall average data collection product margins due to a product mix emphasizing newer data collection products. Additional decreases in margins in the comparable six months are from declines in margins on our mobile handheld computer product line in 2011 due to a product mix within that line which emphasized lower margin OEM models.

Index

Research and Development Expense

Research and development expense for the three months ended June 30, 2011 was $633,000, an increase of 13% compared to research and development expense of $559,000 in the corresponding period one year ago. Research and development expense for the six months ended June 30, 2011 was $1,287,000, an increase of 4% compared to research and development expense of $1,240,000 in the corresponding period one year ago. Increases in the three and six month comparable periods were primarily from increased personnel costs due to the elimination of a payroll salary cost savings program which had been in effect throughout fiscal 2010, and increases in development activities. Partially offsetting these increases in the three and six month comparable periods were reductions in equipment costs. Research and development expense in the third quarter of 2011 is expected to increase due to higher levels of anticipated development activities.

Sales and Marketing Expense

Sales and marketing expense for the three months ended June 30, 2011 was $0.9 million, a decrease of 11% compared to sales and marketing expense of $1.0 million in the corresponding period one year ago. Sales and marketing expense for the six month period ended June 30, 2011 was $1.7 million, a decrease of 23% compared to sales and marketing expense of $2.2 million in the corresponding period one year ago. The majority of the reduction in sales and marketing expense in the three and six month comparable periods was from reduced personnel costs as a result of a realignment of the sales force we initiated in the fourth 2010 quarter to emphasize inside sales personnel located at the Company’s Newark, CA headquarters to better serve our customer base, and from reductions in the related travel expense as a result of fewer outside sales personnel. Sales and marketing expense in the third quarter of 2011 is expected to increase slightly from second quarter levels.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2011 was $532,000, an increase of 8% compared to general and administrative expense of $492,000 in the corresponding period one year ago. General and administrative expense for the six month period ended June 30, 2011 was $1,128,000, a decrease of 2% compared to general and administrative expense of $1,153,000 in the corresponding period one year ago. Increases in the comparable second quarter periods were primarily from increased personnel costs due to the elimination of a payroll salary cost savings program which had been in effect throughout fiscal 2010. Partially offsetting these increases were declines in bank fees related to the termination of our bank like of credit in November 2010 (see “NOTE 10 — Bank Financing Arrangements” for more information), and reductions in legal expense. Declines in the six month comparable periods were primarily from the reduced bank fees and legal expense, partially offset by the increases in personnel costs mentioned previously. General and administrative expense is expected to increase slightly in the third quarter of 2011 from second quarter levels.

Index

Amortization of Intangibles

Amortization expense for the three and six months ended June 30, 2011 and 2010 was $15,000 and $30,000, respectively. Future amortization expense will be $15,000 per quarter going forward until fully amortized in mid 2014.

Interest Income and Expense

Interest income reflects interest earned on cash balances. Interest income in the three and six months ended June 30, 2011 and 2010 was nominal in each of the periods, reflecting low average rates of return on cash balances. Interest expense in the three and six months ended June 30, 2011 was $173,000 and $513,000, compared to interest expense of $55,000 and $102,000 in the same periods one year ago. Interest expense in the first six months of 2011 is primarily related to our convertible note including the amortization of the related debt discount and interest on the principal outstanding during the period. Amortization of debt discount is a non-cash expense and totaled $153,000 and $469,000 in the three and six months ended June 30, 2011. Additionally, interest expense includes interest on equipment lease financing obligations, and in 2010 interest on amounts drawn on our bank lines of credit.

Taxes

Deferred tax expense in the first half of 2011 and the corresponding deferred tax liability shown on our balance sheet, is related entirely to the deferred tax liability on the portion of our goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. Goodwill impairment charges recorded at December 31, 2009 on that portion of our goodwill being amortized for tax purposes resulted in the reversal of accumulated deferred tax expense in 2009 and the related deferred tax liability, temporarily eliminating the difference between financial and tax reporting at December 31, 2009, and through the first half of 2010. As a result no deferred tax expense was incurred in the first half of 2010. We maintain a full valuation allowance for all other components of deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized. We have not generated taxable income in any periods in any jurisdiction, foreign or domestic.

Liquidity and Capital Resources

During the six months ended June 30, 2011, and the year ended December 31, 2010, we incurred net losses of $1.3 million and $4.0 million, respectively. As of June 30, 2011, we have an accumulated deficit of $56.1 million. We have a history of operating losses and we may continue to be unprofitable in the foreseeable future. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $41 million in equity capital to fund our operations.

As reflected in our Statements of Cash Flows, net cash used in operating activities was $124,000 in the first six months of 2011 compared to cash provided by operating activities of $12,000 in the comparable period in 2010. We calculate net cash used in or provided by operating activities by reducing our net loss ($1.3 million and $1.6 million in the first six months of 2011 and 2010, respectively) by those expenses that did not require the use of cash, and reversing gains or losses that did not generate or use cash. These items consist of stock based compensation expense, depreciation, amortization of intangible assets, deferred tax expense, and in 2011 in particular, the amortization of debt discount and non-cash interest expense. These amounts totaled $1.1 million in the first half of 2011 and $0.6 million in the first half of 2010. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In the first half of 2011 changes in operating assets and liabilities resulted in a net source of cash of $140,000 and were primarily from reductions in inventory as a result of increased shipments, increased stocking levels in our distribution channel as a result of the overall increased shipments, and increases in accounts payable due to deferred payments, partially offset by increases in accounts receivable due to the increase in overall shipments in the second quarter compared to the fourth quarter 2010, increases in prepaid expenses, and declines in deferred service revenues. In the first half of 2010 changes in operating assets and liabilities resulted in a net source of cash of $1.0 million and were primarily from increases in accounts payable due to timing of payments and reductions in inventory levels as a result of planned reductions from year end levels, partially offset by increases in accounts receivable due to increases in overall shipments in the second quarter 2010 and the timing of those shipments later in the quarter compared to the fourth quarter 2009, and increases in prepaid expenses.

Index

Cash used in investing activities was $40,000 in the first half of 2011 compared to $107,000 in the first half of 2010. Reductions in investing activities in the first half of 2011 reflects reductions in equipment and tooling purchases due to fewer development projects requiring these expenditures.

Cash provided by financing activities was $718,000 in the first half of 2011 compared to $147,000 in the first half of 2010. Financing activities in the first half of 2011 consisted primarily of a reduction in the amount of cash required to collateralize our senior convertible note payable. Increases in qualified accounts receivable during the first half of 2011 were sufficient to fully collateralize the note thereby eliminating the requirement to restrict cash at June 30, 2011 (see “NOTE 4 — Senior Convertible Note” for more information). The reduction in restricted cash was partially offset by payments on capital leases. Financing activities in the first half of 2010 consisted of a net increase in the amounts drawn on our bank lines of credit and proceeds from the exercise of stock options, partially offset by payments on capital leases.

Our cash balances at June 30, 2011 were $1.0 million. Our balance sheet at June 30, 2011 has a current ratio (current assets divided by current liabilities) of 0.70 to 1.0, and a working capital deficit of $1.8 million (current assets less current liabilities). We have experienced continuing operating losses and declines in our working capital balances. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to establish profitable operations and to increase our capital. We have been taking steps intended to reduce operating losses and achieve profitability including the introduction of new products, continued close support of our distributors and of our application partners as they establish their mobile applications in key vertical markets, and management of our costs. We have the ability to reduce expenses further if necessary. We believe that we will be able to improve liquidity and secure additional sources of financing by managing our working capital balances, improving our operating results to cash positive levels, and raising additional capital as needed, including development funding from development partners and through the issuance of additional equity securities. There can be no assurance that we will be successful in achieving any of these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our inability to secure and maintain the necessary liquidity would have a material adverse effect on our financial condition and results of operations. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of our current operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty. If we can return to revenue growth and attain profitability, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increased expenses, including more employees to support our growth and increases in salaries, benefits, and related support costs for employees.

Index

Our contractual cash obligations at June 30, 2011 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Capital leases	$25,000	$13,000	$12,000	$—	$—
Operating leases	2,745,000	381,000	727,000	786,000	851,000
Senior convertible notes (including interest)	845,000	845,000	—	—	—
Unconditional purchase obligations with contract manufacturers	2,859,000	2,859,000	—	—	—
Total contractual obligations	$6,474,000	$4,098,000	$739,000	$786,000	$851,000

Off-Balance Sheet Arrangements

As of June 30, 2011, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended June 30, 2011, a decline of 1% in interest rates would not have had a material effect on our quarterly interest income.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. Recently our distributor in Japan began purchasing our products in Yen. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros and our Yen denominated receivables to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended June 30, 2011, an adverse change of 10% in exchange rates would have resulted in an increase in our net loss for the second quarter 2011 of approximately $37,000 if left unprotected. For the second quarter of 2011 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net loss of $5,600. We will continue to monitor, assess, and mitigate through hedging activities, the risk associated with these exposures.

Index

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

Index

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

Index

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

We may incur operating losses in future quarters and would need to raise capital to fund such losses. Our forecasts are highly dependent on factors beyond our control, including market acceptance of our products, deployments by businesses of applications that use our handheld computers and our data collection products, and supply delays in key components such as we experienced in the fourth quarter of 2010 and to progressively lesser extents in the first two quarters of 2011. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all.

We may require additional capital in the future to repay our outstanding convertible note, but that capital may not be available on reasonable terms, if at all, or available only on terms that result in substantial dilution to your stock holdings.

Although the convertible note that we issued in November 2010 is priced to facilitate its conversion into equity over the eighteen-month term of the convertible note, such conversion is at the option of the noteholder and the note, including interest, if outstanding at the end of the eighteen-month period, would require repayment by the Company. On August 3, 2011, we called the note with a redemption date of September 6, 2011. We may be required to redeem the note if not converted by that date. Our failure to repay the convertible note including interest if outstanding at the redemption date, would be an event of default. In addition, the convertible note contains other events of default, including in the event the Company is unable to maintain the minimum cash and accounts receivables balance and the minimum current ratio required by the convertible note. There can be no assurance that capital to refinance the convertible note on the redemption date or upon an event of default, would be available on terms acceptable to the Company, if at all. The terms of our November 2010 convertible note financing contain certain anti-dilution provisions. Should we need to raise additional capital in the future at prices below the conversion price of the convertible note, if outstanding at such future time, substantial dilution could result from such a financing.

Index

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

We expect to experience quarterly fluctuations in operating results in the future. We generally ship orders as received, and as a result we may have little backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, we have often recognized a substantial portion of our revenue in the last month of the quarter. This subjects us to the risk that even modest delays in orders or in the manufacture of products relating to orders received, may adversely affect our quarterly operating results. Our operating results may also fluctuate due to factors such as:

•         the demand for our products;

•         the size and timing of customer orders;

•         unanticipated delays or problems in our introduction of new products and product enhancements;

•         the introduction of new products and product enhancements by our competitors;

•         the timing of the introduction and deployments of new applications that work with our products;

•         changes in the revenues attributable to royalties and engineering development services;

•         product mix;

•         timing of software enhancements;

•         changes in the level of operating expenses;

•         competitive conditions in the industry including competitive pressures resulting in lower average selling prices;

•         timing of distributors’ shipments to their customers;

•         delays in supplies of key components used in the manufacturing of our products, and

•         general economic conditions and conditions specific to our customers’ industries.

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

Index

We may be unable to manufacture our products, because we are dependent on a limited number of qualified suppliers for our components.

Several of our component parts, including our serial interface chip, our Ethernet chip, our barcode scanning modules, and our line of mobile handheld computers, are produced by one or a limited number of suppliers. Shortages could occur in these essential components due to an interruption of supply or increased demand in the industry. In particular, shipments of our mobile handheld computers in the fourth quarter 2010, and to progressively lesser extents in the first and second quarters of 2011, were adversely affected by a worldwide supply chain LCD screen shortage, due to increased demand for LCD screens by tablet and smart phone manufacturers. If we are unable to procure certain component parts such as we experienced in the fourth quarter of 2010 and the first six months of 2011, we could be required to reduce our operations while we seek alternative sources for these components, which could have a material adverse effect on our financial results. To the extent that we acquire extra inventory stocks to protect against possible shortages, we would be exposed to additional risks associated with holding inventory, such as obsolescence, excess quantities, or loss.

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

Index

The development of new products and services can be very difficult and requires high levels of innovation. The development process is also lengthy and costly. Short product life cycles expose our products to the risk of obsolescence and require frequent new product introductions. We will be unable to introduce new products and services into the market on a timely basis and compete successfully, if we fail to:

•               invest significant resources in research and development, sales and marketing, and customer support;

•               identify emerging trends, demands and standards in the field of mobile computing products;

•               enhance our products by adding additional features;

•               maintain superior or competitive performance in our products; and

•               anticipate our end users’ needs and technological trends accurately.

We cannot be sure that we will have sufficient resources to make adequate investments in research and development or that we will be able to identify trends or make the technological advances necessary to be competitive.

A significant portion of our revenue currently comes from a limited number of distributors, and any decrease in revenue from these distributors could harm our business.

A significant portion of our revenue comes from a limited number of distributors. In the first six months of 2011, Ingram Micro Inc. and ScanSource, Inc. together represented approximately 27% of our worldwide revenues. In fiscal year 2010, Ingram Micro Inc. and Tech Data Corporation together represented approximately 27% of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to these distributors. Additionally, 11% of our revenues in fiscal 2010 came from our distributor BlueStar, Inc., and 16% and 10% of our revenue in the first six months of 2011 and fiscal 2010, respectively, came from Epocal, Inc., an OEM customer. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with Ingram Micro Corporation, Tech Data Corporation, or ScanSource, Inc., or any of our other significant distributors, we would experience disruption and delays in marketing our products.

We may not be able to collect revenues from customers who experience financial difficulties.

Our accounts receivable are derived primarily from distributors and OEMs. We perform ongoing credit evaluations of our customers’ financial conditions but generally require no collateral from our customers. Reserves are maintained for potential credit losses, and such losses have historically been within such reserves. However, many of our customers may be thinly capitalized and may be prone to failure in adverse market conditions. Although our collection history has been good, from time to time a customer may not pay us because of financial difficulty, bankruptcy or liquidation. The current global financial crisis may have an impact on our customers’ ability to pay us in a timely manner, and consequently, we may experience increased difficulty in collecting our accounts receivable, and we may have to increase our reserves in anticipation of increased uncollectible accounts.

Index

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

Many of our products use new technologies, such as two dimensional barcode scanning and radio frequency identification, which are not yet widely adopted in the market. If these technologies fail to become widespread, or are adopted slower than expected, our sales will suffer.

We could face increased competition in the future, which would adversely affect our financial performance.

The market for mobile handheld computers in which we operate is very competitive. Our future financial performance is contingent on a number of unpredictable factors, including that:

•         some of our competitors have greater financial, marketing, and technical resources than we do;

•         we periodically face intense price competition, particularly when our competitors have excess inventories and discount their prices to clear their inventories; and

•         certain manufacturers of personal computers, mobile phones and handheld computers offer products with built-in functions, such as Bluetooth wireless technology, Wi-Fi, or barcode scanning, that compete with our products.

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

Index

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

Index

We have devoted significant research and development resources to design products to work with a number of operating systems used in mobile devices including Windows Mobile, Windows CE, Windows 7/Vista/XP, RIM Blackberry, Apple, Google’s Android, and to develop our own family of mobile handheld computers. Such design activities have diverted financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft, Research In Motion, Apple, or Google is obligated to continue the collaboration or to support the products produced from the collaboration. Consequently, these organizations may terminate their collaborations with us for a variety of reasons, including our failure to meet agreed-upon standards or for reasons beyond our control, such as changing market conditions, increased competition, discontinued product lines, and product obsolescence.

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

Index

If we are unable to obtain and maintain licenses on favorable terms for intellectual property rights required for the manufacture, sale, and use of our products, particularly those products which must comply with industry standard protocols and specifications to be commercially viable, our results of operations or financial condition could be adversely impacted.

In addition to disputes relating to the validity or alleged infringement of other parties’ rights, we may become involved in disputes relating to our assertion of our own intellectual property rights. Whether we are defending the assertion of intellectual property rights against us or asserting our intellectual property rights against others, intellectual property litigation can be complex, costly, protracted, and highly disruptive to business operations by diverting the attention and energies of management and key technical personnel. Plaintiffs in intellectual property cases often seek injunctive relief, and the measures of damages in intellectual property litigation are complex and often subjective or uncertain. Thus, any adverse determinations in this type of litigation could subject us to significant liabilities and costs.

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

Index

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

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. Furthermore, on July 1, 2010, we completed a stockholder approved exchange offer for certain of our outstanding options. As a result, the total remaining unrecognized compensation costs related to unvested stock options increased by $0.74 million, which is being amortized over the weighted average remaining requisite period of 2.4 years. The expensing of employee stock options adversely affected our net income and earnings per share in the first two quarters of 2011 and in each of the quarters in fiscal 2010, will continue to adversely affect future quarters, and will make profitability harder to achieve. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

Index

Our operating results could be harmed by economic, political, regulatory and other risks associated with export sales.

Export sales (sales to customers outside the United States) accounted for approximately 31% and 24% of our revenue in the first six months of 2011 and fiscal 2010, respectively. Accordingly, our operating results are subject to the risks inherent in export sales, including:

•         longer payment cycles;

•         unexpected changes in regulatory requirements, import and export restrictions and tariffs;

•         difficulties in managing foreign operations;

•         the burdens of complying with a variety of foreign laws;

•         greater difficulty or delay in accounts receivable collection;

•         potentially adverse tax consequences; and

•         political and economic instability.

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

Index

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

As of August 5, 2011, we had 4,313,900 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of August 5, 2011, we had 1,429,264 shares of common stock subject to outstanding options under our stock option plans, and 73,177 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of August 5, 2011, we had 74,442 shares of common stock subject to outstanding warrants issued in our 2009 private placement. We have registered the resale of all shares of common stock subject to the warrants. Accordingly, the shares of common stock underlying these warrants will be eligible for resale in the public market as soon as the warrants are exercised, subject to S-3 prospectus delivery requirements.

As of August 5, 2011, we had 466,929 shares of common stock subject to the conversion of a note issued in our November 2010 senior convertible note financing. The conversion price of this note is subject to one additional conversion price reset one year from date of issuance of the note, and, depending upon the market price of our common stock at the time of such reset, can result in an increase in the number of shares we are obligated to issue upon conversion of the note up to an additional 97,732 shares in aggregate. As of August 5, 2011, we had 550,000 shares of common stock subject to outstanding warrants issued in connection with the convertible note financing in November 2010. We have registered the resale of all shares of common stock subject to the note conversion and warrants. Accordingly, the shares of common stock underlying the note and warrants will be eligible for resale in the public market as soon as the note is converted and the warrants are eligible and exercised, subject to S-3 prospectus delivery requirements.

Volatility in the trading price of our common stock could negatively impact the price of our common stock.

During the period from January 1, 2010 through August 5, 2011, our common stock price fluctuated between a high of $5.44 and a low of $1.51. Following a one-for-ten reverse stock split effected on October 23, 2008, which significantly decreased the Company’s share float, we have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Index

Item 6. Exhibits

Exhibits

31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCKET MOBILE, INC.

Registrant

Date: August 10, 2011	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 10, 2011	/s/ David W. Dunlap
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

