Form 10-Q
period 2011-09-30
SOCKET MOBILE, INC.
filed 2011-11-14
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

The number of shares of Common Stock ($0.001 par value) outstanding as of November 4, 2011 was 4,832,079 shares.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED BALANCE SHEETS

	September 30, 2011 (unaudited)	December 31, 2010*
ASSETS
Current assets:
Cash and cash equivalents	$907,342	$460,833
Restricted cash	—	710,797
Accounts receivable, net	2,614,697	813,569
Inventories	1,287,428	1,698,650
Prepaid expenses and other current assets	192,196	128,131
Total current assets	5,001,663	3,811,980

Property and equipment:
Machinery and office equipment	2,169,176	2,140,897
Computer equipment	1,304,815	1,285,197
	3,473,991	3,426,094
Accumulated depreciation	(3,164,946)	(2,954,757)
Property and equipment, net	309,045	471,337

Intangible assets, net	165,000	210,000
Goodwill	4,427,000	4,427,000
Other assets	85,910	146,298
Total assets	$9,988,618	$9,066,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,108,339	$3,770,325
Accrued payroll and related expenses	687,782	634,146
Deferred income on shipments to distributors	1,170,603	673,484
Short term portion of deferred service revenue	271,272	324,267
Short term portion of capital leases and deferred rent	23,642	27,080
Total current liabilities	6,261,638	5,429,302

Long term portion of deferred service revenue	175,938	197,044
Long term portion of capital leases and deferred rent	185,793	202,072
Senior convertible note payable, net of debt discount of $670,447 at December 31, 2010	—	329,553
Deferred income taxes	39,470	15,515
Total liabilities	6,662,839	6,173,486

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized shares – 10,000,000,
issued and outstanding shares – 4,832,079 at September 30, 2011 and 3,801,991 at December 31, 2010	4,832	3,802
Additional paid-in capital	60,150,491	57,671,065
Accumulated deficit	(56,829,544)	(54,781,738)
Total stockholders’ equity	3,325,779	2,893,129
Total liabilities and stockholders’ equity	$9,988,618	$9,066,615

 * Derived from audited financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$4,681,376	$3,414,063	$13,073,429	$10,875,319

Cost of revenues	2,684,130	2,051,964	7,735,934	6,402,428

Gross profit	1,997,246	1,362,099	5,337,495	4,472,891

Operating expenses:
Research and development	686,865	581,019	1,974,198	1,821,076
Sales and marketing	933,148	972,594	2,619,090	3,172,335
General and administrative	504,013	515,162	1,632,045	1,668,280
Amortization of intangible assets	15,000	15,000	45,000	45,000
Total operating expenses	2,139,026	2,083,775	6,270,333	6,706,691

Operating loss	(141,780)	(721,676)	(932,838)	(2,233,800)

Interest expense, net (See Note 4)	(577,604)	(37,847)	(1,091,013)	(140,286)

Net loss before income taxes	(719,384)	(759,523)	(2,023,851)	(2,374,086)
Deferred income tax expense	(7,985)	(7,531)	(23,955)	(7,531)

Net loss	$(727,369)	$(767,054)	$(2,047,806)	$(2,381,617)

Net loss per share:

Basic and diluted	$(0.16)	$(0.20)	$(0.49)	$(0.63)

Weighted average shares outstanding:

Basic and Diluted	4,439,997	3,797,988	4,202,929	3,793,582

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(2,047,806)	$(2,381,617)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	548,838	509,036
Depreciation and amortization	302,319	403,418
Amortization of debt discount to interest expense	944,351	—
Interest expense related to premium for conversion of convertible note	89,387	—
Interest expense on convertible note settled with common stock	16,732	—
Deferred income tax expense	23,955	7,531

Changes in operating assets and liabilities:
Accounts receivable	(1,801,128)	206,162
Inventories	411,222	606,840
Prepaid expenses and other current assets	(64,065)	(66,162)
Other assets	60,388	29,369
Accounts payable	838,012	802,992
Accrued payroll and related expenses	53,636	(209,226)
Deferred income on shipments to distributors	497,119	(67,565)
Deferred service revenue	(74,101)	(19,421)
Change in deferred rent	(9,986)	10,978
Net cash used in operating activities	(211,127)	(167,665)

Investing activities
Purchases of equipment	(95,027)	(127,625)
Net cash used in investing activities	(95,027)	(127,625)

Financing activities
Payments on capital leases	(9,731)	(9,165)
Reduction in restricted cash requirement	710,797	—
Proceeds from borrowings under bank line of credit agreement	—	5,161,910
Repayments of borrowings under bank line of credit agreement	—	(5,375,969)
Stock options exercised	29,739	27,817
Warrants exercised	21,858	—
Net cash provided by (used in) financing activities	752,663	(195,407)

Net increase (decrease) in cash and cash equivalents	446,509	(490,697)

Cash and cash equivalents at beginning of period	460,833	1,940,295
Cash and cash equivalents at end of period	$907,342	$1,449,598

Supplemental cash flow information
Cash paid for interest	$52,135	$139,595
Non-cash investing and financing activities:
Issuance of common stock in exchange for forgiveness of accounts payable	$499,998	$—
Beneficial conversion feature associated with senior convertible note	$273,904	$—
Conversion of senior convertible note and accrued interest to common stock	$1,016,732	$—

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

Liquidity and Going Concern

The Company’s financial statements have been prepared on a going concern basis. During the nine month period ended September 30, 2011 and the year ended December 31, 2010, the Company incurred net losses of $2,047,806 and $3,975,837, respectively. As of September 30, 2011, the Company has an accumulated deficit of $56,829,544. The Company’s cash balances at September 30, 2011 were $907,342. The Company’s balance sheet at September 30, 2011 has a current ratio of 0.8 to 1.0 (current assets divided by current liabilities), and a working capital deficit of $1,259,975 (current assets less current liabilities). These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to establish profitable operations and to increase its capital. The Company has been taking steps intended to reduce operating losses and achieve profitability including the introduction of new products, continued close support of its distributors and its application partners as they establish their mobile applications in key vertical markets, and management of its costs. The Company has the ability to reduce expenses further if necessary. In September 2011, the Company competed a cash-less conversion of its note and accrued interest to common stock (see “NOTE 4 — Senior Convertible Note” for more information). The Company believes that it will be able to improve its liquidity and secure additional sources of financing by managing its working capital balances, improving its operating results to cash positive levels, and raising additional capital as needed, including development funding from development partners, the addition of its credit facility in October 2011 (see “NOTE 12 — Subsequent Event” for more information), and through the issuance of additional equity securities. There can be no assurance that the Company will be successful in achieving any of these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. The Company’s inability to secure and maintain the necessary liquidity would have a material adverse effect on its financial condition and results of operations. If the Company is unable to secure the necessary capital for its business, it may need to suspend some or all of its current operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty. If the Company can continue its revenue growth and attain profitability, it anticipates requirements for cash will include funding of higher receivable and inventory balances, and increased expenses, including more employees to support its growth and increases in salaries, benefits, and related support costs for employees.

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less at date of purchase to be cash equivalents. At September 30, 2011 and December 31, 2010, all of the Company’s cash and cash equivalents consisted of amounts held in demand and money market deposits in banks. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Restricted Cash

Under the terms of the Company’s senior convertible note issued in November 2010, the Company was required at all times to maintain collateralization of the convertible note with an amount equivalent to the unconverted principal plus accrued interest. Collateral consisted of qualified accounts receivables of the Company, plus cash to the extent qualified accounts receivables were less than the unconverted principal plus accrued interest (see “NOTE 4 — Senior Convertible Note” for more information). On September 6, 2011, the note holder completed the conversion of the note which terminated the collateralization requirement. At December 31, 2010 all of the Company’s restricted cash consisted of amounts held in demand deposits in banks under the terms of our senior convertible note.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Goodwill and Other Intangible Assets Review

Goodwill is tested for impairment annually as of September 30th or more frequently when events or circumstances indicate that the carrying value of the Company's single reporting unit more likely than not exceeds its fair value.

The Company performed its annual goodwill impairment analysis as of September 30, 2011. The Company used the two-step test as required to assess goodwill for impairment. The first step of the goodwill impairment test consisted of comparing the carrying value of the reporting unit to its fair value. Management estimated the fair value of the Company's reporting unit using various methods and compared the fair value to the carrying amount (net book value) to ascertain if potential goodwill impairment existed. The Company utilized methods that focused on its ability to produce income ("Income Approach") and the estimated consideration it would receive if there were a sale of the Company ("Market Approach"). Key assumptions utilized in the determination of fair value in step one of the test included the following: the Company's market capitalization; market multiples of comparable companies within its industry; revenue and expense forecasts used in the evaluation were based on trends of historical performance and management's estimate of future performance; cash flows utilized in the discounted cash flow analysis were estimated using a weighted average cost of capital determined to be appropriate for the Company. The fair value of the Company's reporting unit exceeded its carrying value and as a result, goodwill is considered not impaired as of September 30, 2011.

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	September 30,	December 31,
	2011	2010
Raw materials and sub-assemblies	$1,249,398	$1,608,469
Finished goods	38,030	90,181
	$1,287,428	$1,698,650

NOTE 4 — Senior Convertible Note

On November 19, 2010, the Company issued a senior secured convertible note having a principal amount of $1,000,000 in a private placement financing. The note was initially convertible all or in part at the option of the noteholder into 500,000 shares of common stock, at an initial conversion price of $2.00 per share. The conversion price was subject to resets under certain market conditions. The convertible note matured eighteen months from the date of issuance, and bore interest at the rate of 10% per annum, which was payable quarterly in arrears. The proceeds from the note financing were used for working capital purposes.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In conjunction with the convertible note, the Company issued to the investor a 5.5 year warrant to purchase 500,000 shares of common stock at $2.44 per share. In connection with the note financing, the Company issued to the private placement agent a 5.5 year warrant to purchase 50,000 shares of common stock at $2.44 per share with a fair value of $50,500. The private placement agent warrants have terms that are substantially the same as the warrant issued to the investor, except that the private placement agent’s warrant will allow for net exercise. The fair values of these warrants were derived using a binomial lattice valuation formula.

The convertible note was secured by all the assets of the Company. In order to secure the note, the Company terminated its credit line facilities with its bank, who then released its security interest. The Company was required at all times to maintain collateralization of the convertible note with an amount equivalent to the unconverted principal plus accrued interest. Collateral consisted of qualified accounts receivables of the Company, plus cash to the extent qualified accounts receivables were less than the unconverted principal plus interest due over the remaining life of the note. At December 31, 2010, $710,797 of the note proceeds was reserved as collateral under the terms of the note and classified as restricted cash.

The convertible note was recorded on the Company’s balance sheet net of the associated debt discount. Debt discount based on the fair values attributed to the warrants issued investors and in-the-money beneficial conversion features totaled $1,000,000 over the term of the note and was amortized ratably over the remaining life of the note, except in the case of conversion which accelerated the amortization.

On August 3, 2011, the Company gave notice to call its senior convertible note with a redemption date of September 6, 2011. The unconverted note principal at the notice date was $700,394. The note holder completed a full conversion of the note to common stock by the redemption date. Amortization of the related debt discount during the three and nine months ended September 30, 2011, totaled $475,395 and $944,351, respectively, which is classified as interest expense in the Company’s Condensed Statement of Operations. Interest expense on the note principal for the three and nine months ended September 30, 2011 was $12,488 and $56,107, respectively. In accordance with the terms of the convertible note, a premium was attached to the conversion upon redemption. This resulted in the additional interest expense recognized in the three and nine month periods ended September 30, 2011 of $89,387. An aggregate of 721,009 shares of common stock was issued during the nine months ended September 30, 2011 to satisfy the conversion of the entire principal amount of $1,000,000 plus $16,732 of accrued interest and $89,387 of additional interest expense.

Subsequent to the redemption of the convertible note, the Company entered into a new credit agreement with its bank (see NOTE 10 — Bank Financing Arrangements” and “NOTE 12 — Subsequent Event” for more information).

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 6 — Intangible Assets

Amortization of all intangible assets was $15,000 and $45,000 for the three and nine months ended September 30, 2011 and 2010, respectively. Intangible assets as of September 30, 2011 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Patent	$600,000	$435,000	$165,000
Project management tools	570,750	570,750	—
Total intangible assets	$1,170,750	$1,005,750	$165,000

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
United States	$2,933,846	$2,505,229	$8,760,905	$8,185,737
Europe	1,077,564	742,570	3,056,444	2,286,143
Asia and rest of world	669,966	166,264	1,256,080	403,440
Total revenues	$4,681,376	$3,414,063	$13,073,429	$10,875,320

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues in the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Tech Data Corporation	*	11%	*	13%
Ingram Micro Inc.	12%	14%	14%	15%
Epocal Inc.	10%	10%	13%	*
BlueStar	*	*	*	12%
ScanSource, Inc.	16%	*	14%	*

_____________

* Customer accounted for less than 10% of total revenues for the period

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company invests its cash in demand and money market deposit accounts in banks. To date, the Company has not experienced losses on these investments. The Company’s trade accounts receivables are primarily with distributors and OEMs. The Company performs ongoing credit evaluations of its customers’ financial conditions but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. At September 30, 2011, 53% of the Company’s accounts receivable balances were concentrated with four customers, which individually comprised more than 10% of the Company’s accounts receivable balance. At December 31, 2010, 62% of the Company’s accounts receivable balances were with five customers, which individually comprised more than 10% of the Company’s accounts receivable balance.

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry, such as the Company experienced in the fourth quarter 2010 and to a progressively lesser extent over the first, second, and third quarters of 2011 with the delays in availability of LCD touch screens used in the manufacture of the Company’s mobile handheld computer. If the Company were unable to procure certain of such materials, it would be required to reduce its operations, which could have a material adverse effect upon its results. At September 30, 2011 and December 31, 2010, 42% and 32%, respectively, of the Company’s accounts payable balances were concentrated in a single supplier. For the three and nine months ended September 30, 2011, this same supplier accounted for 57% and 52%, respectively, of the inventory purchases.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — Stock-Based Compensation

The Company recognizes stock-based compensation in the financial statements for all share-based awards to employees, including grants of employee stock options, based on their fair values. The Company uses a binomial lattice valuation model to estimate the fair value of stock option grants. The binomial lattice model incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these factors affect the estimate of the fair value of the Company's stock option grants. Total stock-based compensation expense for the three and nine months ended September 30, 2011 was $188,677 and $548,838. Total stock-based compensation expense for the three and nine months ended September 30, 2010 was $188,893 and $509,036.

In the three and nine months ended September 30, 2011, 33,600 and 288,250 stock options were granted, respectively, at weighted average per share fair values estimated at $1.16 and $1.07, respectively. In the three and nine months ended September 30, 2010, 705,950 and 849,950 stock options were granted, respectively, at weighted average per share fair values estimated at $2.10 and $1.92, respectively. At September 30, 2011, options issued to employees for 1,427,288 shares were outstanding, of which options for 751,981 shares were exercisable. As of September 30, 2011, the total remaining unrecognized compensation costs related to unvested stock options was approximately $0.88 million, which will be amortized over the weighted average remaining requisite period of 1.8 years.

NOTE 9 — Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(727,369)	$(767,054)	$(2,047,806)	$(2,381,617)

Denominator:
Weighted average common shares outstanding used in computing net loss per share:
Basic and Diluted	4,439,997	3,797,988	4,202,929	3,793,582

Net loss per share:
Basic and Diluted	$(0.16)	$(0.20)	$(0.49)	$(0.63)

For the three and nine months ended September 30, 2011 and 2010, the diluted net loss per share is equal to the basic net loss per share because the Company experienced losses in these periods. Thus no potential common shares underlying stock options and warrants have been included in the net loss per share calculation, as their effect is anti-dilutive. Options and warrants to purchase 2,051,730 and 1,356,572 shares of common stock at September 30, 2011, and 2010, respectively, have been omitted from the net loss per share calculation.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 — Bank Financing Arrangements

In the comparable first nine months of 2010 and up through November 2, 2010, the Company had a credit facility with Silicon Valley Bank (the “Bank”). On November 2, 2010, in anticipation of issuing a senior convertible note which subsequently closed on November 19, 2010, the Company repaid in full its outstanding indebtedness to the Bank and terminated the lines of credit (see “NOTE 4 — Senior Convertible Note” for more information). All obligations of the Company under the credit facility and any other related loan and collateral security documents, except those which specifically survive the termination of such agreements, were terminated.

On October 12, 2011 the Company entered into a new credit line agreement with the Bank (see “NOTE 12 — Subsequent Event” for more information).

NOTE 11 — Taxes

Income tax expense during the three and nine months ended September 30, 2011, and the deferred income tax amounts shown on the Company’s Condensed Balance Sheets, is related entirely to the deferred tax liability on the portion of the Company’s goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. As a result, the Company recognized deferred tax expense of $7,985 and $23,955 for the three and nine months ended September 30, 2011, respectively, compared to $7,531 in both the three and nine months ended September 30, 2010.

At December 31, 2010, the Company has an unrecognized tax benefit of approximately $597,000, which did not change significantly during the three and nine months ended September 30, 2011. Future changes in the unrecognized tax benefit are unlikely to have an impact on the effective tax rate due to the full valuation allowance recorded on the Company’s deferred tax assets, as realization of the deferred tax assets is dependent upon future taxable income.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 — Subsequent Event

On October 12, 2011 the Company entered into a new credit facility agreement with the Bank. The credit facility allows the Company to borrow up to $2,500,000 based on the level of qualified domestic and international receivables, up to a maximum of $1,500,000 and $1,000,000, respectively. Advances against the domestic line are calculated at 80% of qualified receivables except for receivables from distributors which are calculated at 60%. Advances against the international line are calculated at 90% against qualified hedged receivables and 70% against qualified non-hedged receivables and receivables from distributors. Borrowings under the lines bear an annual interest rate equal to the greater of (i) the Bank’s prime rate plus 1%, or (ii) 5%. There is also a collateral handling fee of 0.25% per month of the financed receivable balance outstanding. The applicable interest and fees are calculated based on the full amount of the accounts receivable provided as collateral for the actual amounts borrowed. The credit facility agreement expires on October 12, 2013 unless renewed. In addition, the Company must maintain a minimum liquidity ratio calculated at the end of each month of quick assets (unrestricted cash equivalents at the Bank plus net eligible accounts receivable) to outstanding obligations to the Bank of not less than 2.0 to 1.0. As of November 4, 2011, gross proceeds from borrowings under the new the credit line were $824,163, and the Company has made related payments of $30,749.

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

Our financial statements have been prepared assuming the Company will continue as a going concern as described in Note 1 to our condensed financial statements as of September 30, 2011 and for the three and nine months then ended.

Index

Revenues

We are a producer of mobile handheld computers and data collection products serving the business mobility markets. We offer a family of handheld computer products designed for business enterprise use and a wide range of data collection products including two dimensional (2D) and linear (1D) barcode scanners, Radio Frequency Identification (RFID) readers, and magnetic stripe readers. We also offer wearable ring scanners, customized versions of our handheld computers, embedded wireless LAN cards and Bluetooth modules as OEM products to third party companies. Our data collection products work with our handheld computers and our cordless hand scanners work with many third-party mobile handheld devices including smartphones, tablet computers, netbooks, notebooks and desktop systems, adding data collection capabilities to these devices. Our products are designed to run or enhance mobile applications that enable the accessing, collection and processing of data by employees while mobile. Our mobile computing products utilize popular Bluetooth and wireless LAN connection technologies using management software we developed for ease of use. Our cordless barcode scanning products are primarily designed into applications by software developers and system integrators seeking rapid and robust data collection solutions for corporate deployments.

We work closely with software application developers offering or developing vertical software applications for use with our handheld computers and for use with smartphones, tablets and other mobile computing devices running Apple iOS, Google Android, RIM BlackBerry and Microsoft Windows operating systems for use with our cordless hand scanners and wearable ring scanners. Healthcare and hospitality are two of the primary areas of focus for software application developers who have developed applications for use on our handheld computers, and a significant portion of our handheld computer sales now come from organizations within these two market segments. Other vertical markets benefiting from mobile solutions include retail merchandising, automotive, government and education. These mobile solutions are designed to improve the productivity of business enterprises and service providers by automating manual tasks, improving the quality of information collected, and enhancing mobile productivity by processing and transferring information from remote locations and mobile devices to the business or medical enterprise, and then if required, back to the remote locations and mobile devices.

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

We also make available directly to original equipment manufacturers (“OEMs”) and other select customers our wearable ring scanners, customized versions of our handheld computers, and barcode scanners, and component Bluetooth and wireless LAN technologies. We customize these products and components for our use in our own products and leverage that investment through the sale of modified versions or modules and plug-in cards to OEM manufacturers to embed into their products, including driver and device management software that is designed to simplify the ability of mobile employees to get and stay connected with Wi-Fi as well as with Bluetooth.

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

Total revenues for the three and nine months ended September 30, 2011 were $4.7 million and $13.1 million, respectively, which represented increases of 37% and 20%, respectively, from revenues of $3.4 million and $10.9 million in the corresponding periods one year ago. Our revenues are classified into three broad product families:

•         Mobile handheld computer products;

•         Data collection products; and

•         OEM embedded products.

Our mobile handheld computer products are designed to be durable, lightweight and dependable devices, which meet the requirements of the healthcare, hospitality and other markets we serve. Our initial model, the SoMo® 650 (SoMo is derived from Socket Mobile), was introduced in June 2007 with initial volume shipments in September 2007. In September 2011 we reported shipment of our 50,000th unit. The SoMo 650 features the Microsoft Windows Mobile operating system, Version 6. Windows Mobile is the industry standard OS for mobile applications thereby ensuring that the SoMo is compatible with a large number of business applications and giving workers a familiar computing environment. Our mobile handheld computers are easy to customize for a particular application with peripherals and accessories. The SoMo products are designed with an expected product life cycle of three to five years, which meets the needs of our customers who are deploying mobile solutions. In order to extend the life of the current product family, we upgrade SoMo technology components from time to time without impacting form, fit or function. We expect our SoMo 650 product family to continue to be offered into at least 2015, approximately eight years from its introduction.

The SoMo’s features include wireless LAN and Bluetooth, a fast processor, a large, bright screen display enabling its use outdoors, large amounts of SDRAM and flash memory, an extended battery, programmable action buttons to activate peripheral devices, reinforced CompactFlash and SDIO card slots, and a durable case. The SoMo is available with multiple language support. The SoMo 650 was specifically designed without an integrated mobile phone to serve the market for business mobility applications that are typically used within a building and not mobile phone centric such as medication dispensing in the healthcare market or tableside ordering in the hospitality market, most of which use Bluetooth or wireless LAN connections for data communications.

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

Index

Mobile handheld computer products, accessories and related service revenues represented approximately 54% and 50% of our revenues in the three and nine months ended September 30, 2011 and 2010, respectively.

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

•        Plug-in magnetic stripe reader used primarily with our SoMo handheld computers; and

•        Wearable cordless ring scanner for industrial applications requiring the availability of two hands for workers to perform daily work related chores.

Our plug-in barcode scanning products plug into handheld computers and our cordless hand scanners connect wirelessly over Bluetooth to tablet computers, ultra-mobile personal computers, smartphones and notebook computers, and turn these devices into portable barcode scanners and RFID readers that can be used in various retail and industrial workplaces; our cordless ring scanner connects using Bluetooth technology to similar devices and Bluetooth access points.

Our Cordless Hand Scanners use Bluetooth technology as the connection interface. The scanners are available with two dimensional (2D) imagers and laser (1D) linear scanning engines. The scanners are available in standard cases or antimicrobial cases. The Cordless Hand Scanners are lightweight, ergonomically designed for ease of use and rapid repetitive scanning and are durable, lightweight and compact. Our focus is to offer our Cordless Hand Scanner to developers and customers requiring rapid and robust barcode scanning solutions. During 2010, we redesigned our SocketScan software to enable the use of our Cordless Hand Scanners with a wide variety of operating systems used on smartphones and tablets, and we intend to add additional smartphone and tablet models as they are released by the smartphone manufacturers to provide wide ranging support for this fast emerging category of mobile devices. Currently SocketScan10 supports smartphones that use Windows Mobile, Windows CE, RIM Blackberry, Google Android, and Apple devices running the iOS operating system. In July 2011 we announced the availability of our software developer’s kit enhanced to include the Apple iOS devices, which enables developers to add commercial-grade barcode scanning capabilities to their applications, and we began offering Apple certified versions of our 2D scanner in both standard and antimicrobial versions.

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

Data collection product revenues represented approximately 41% and 43% of our revenues in the three and nine months ended September 30, 2011, respectively, compared to 37% and 36% in the comparable periods one year ago.

Our OEM embedded products consist of Bluetooth and wireless LAN plug-in cards used primarily by Original Equipment Manufacturers (OEMs) of electronic products to build wireless connection functions into their products using the Bluetooth and wireless LAN standards for wireless connectivity. Our Bluetooth products use the Bluetooth 2.1 + EDR standard. Our plug-in cards for connecting wirelessly to local area networks were upgraded in 2009 to use the wireless LAN 802.11 a/b/g Wi-Fi standard, upgrading our products from the wireless LAN 802.11b/g standard used in 2008. Our wireless LAN products include extensive communications software with Cisco Compatible Extensions (CCX) designed to make these products easy to use. Our OEM product sales are primarily based on the acceptance of our designs by OEM customers (referred to as design-wins). Product transitions resulted in last-time buys and reductions in ongoing revenue commencing in 2009 as new design-wins are pursued. OEM embedded products represented approximately 3% and 4% of our revenues for the three and nine months ended September 30, 2011, respectively, compared to 6% and 11% in the comparable periods one year ago.

Index

Our SocketCare services provide extended warranty and accidental breakage coverage for selected products including our handheld computers and our ring and cordless hand scanners. SocketCare service purchased at the time of product purchase provides coverage for three years. Service revenues related to our SocketCare program and out-of-warranty services represented approximately 5% and 6% of our revenues in each of the three and nine month periods ended September 30, 2011, respectively, compared to 7% and 6% in each of the comparable periods one year ago. Service revenues are included within the related handheld computer and data collection revenues in the table that follows. In October 2011 we launched our new SocketCare Service Program. Our new service program incorporates feedback from our customers, partners and distributors to expand the service coverage to offer two-year terms in addition to the three-year coverage previously available. In addition, we added comprehensive coverage, program term extensions, and expanded the number of product lines covered under the service program to include our CompactFlash plug-in RFID readers, CompactFlash plug-in scanners, and our CompactFlash magnetic stripe readers in addition to our handheld computers, cordless ring and hand scanners covered previously.

In addition, we continue to carry legacy plug-in connectivity products consisting of Ethernet cards and adapters which represented approximately 2% and 3% of our revenues in the three and nine months ended September 30, 2011, respectively, compared to 3% and 4% in each of the comparable periods one year ago.

Our revenues by product family for the three and nine months ended September 30, 2011 and 2010, and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
Product family:	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
Mobile handheld computer products	$2,523	$1,855	36%	$6,503	$5,387	21%
Data collection products	1,936	1,251	55%	5,611	3,916	43%
OEM embedded products	152	210	(28%)	546	1,190	(54%)
Other:
Connectivity (legacy)	70	98	(29%)	413	382	8%
Total	$4,681	$3,414	37%	$13,073	$10,875	20%

Our mobile handheld computer product and related service revenues in the three and nine months ended September 30, 2011 were $2.5 million and $6.5 million, respectively, an increase of 36% and 21%, respectively, compared to revenues of $1.9 million and $5.4 million in the corresponding periods one year ago. Sales of our mobile handheld computer have been slowed as a result of shortages in the availability of LCD touch screens used in the manufacture of our mobile handheld computer. Beginning in the fourth quarter 2010, a major tablet and smartphone manufacturer secured a majority of the LCD touch screen manufacturing capacity producing LCD screens for our mobile handheld computer products causing short term supply disruptions as the LCD touch screen manufacturer reprioritized its capacity commitments. As a result of the supply disruptions our fourth quarter 2010 mobile handheld product revenues were adversely affected. The supply of this key component progressively improved in each of the first, second, and third quarters of 2011, and consequently our quarterly mobile handheld revenues have improved sequentially from fourth quarter 2010 revenues. Although the supply of LCD touch screens improved significantly in the third quarter 2011, the ensuing unit supply of mobile computers and timing thereof was not sufficient for us to complete shipment of our backlog of mobile computer orders, and as a consequence of the continued delays in our mobile computer supply chain, we were unable to ship approximately $1.4 million of our customer mobile handheld computer orders scheduled for shipment in the third quarter 2011, and have rescheduled this backlog for shipment in the fourth quarter of 2011. Additionally, as a consequence of the improving supply of mobile computers timed late in the third quarter, a significant portion of our mobile computer shipments to our distributors was shipped within the third quarter but without sufficient time to clear our distribution channel for the recognition of revenue by us. As a result, mobile computer product inventory in our distribution channel at September 30th increased by $0.7 million from levels at June 30, 2011, and is subsequently now shipping from our distributors to their customers.

Index

Our data collection product revenues in the three and nine months ended September 30, 2011 were $1.9 million and $5.6 million, respectively, an increase of 55% and 43%, respectively, compared to revenues of $1.3 million and $3.9 million in the corresponding periods one year ago. Revenue increases of $0.7 million and $1.5 million in the comparable three and nine month periods were from increased sales volumes of our Cordless Hand Scanner. Additional revenue increases of $0.1 million and $0.6 million in the comparable three and nine month periods were from increased sales volumes of our Cordless Ring Scanner. Partially offsetting these increases in the comparable three and nine month periods were declines primarily in sales of our SDIO In-Hand Scan card. Additionally, sales of our CompactFlash In-Hand Scan card declined slightly in the comparable periods. A significant sales volume of our plug-in scan cards are sold in conjunction with our mobile handheld computer. In the fourth quarter 2010 in particular, and to sequentially lesser extents in the first, second, and third quarters of 2011, supply delays in our mobile handheld computer mentioned previously, adversely impacted our mobile handheld computer sales and consequently the companion plug-in scan card revenues as we were forced to defer shipments beyond the end of the third quarter.

Service revenues in the three and nine months ended September 30, 2011 were $224,000 and $761,000, respectively, a decline of 2% and an increase of 23%, respectively, compared to service revenues of $229,000 and $621,000 in the corresponding periods one year ago. Service revenues are included within the related product lines in the preceding table. Declines in service revenues in the comparable three months are due to declines in new SocketCare billings partially offset by increases in services not covered under the SocketCare program and increases in other out-of-warranty services. Increases in service revenues in the comparable nine month periods reflect increases in services not covered under the SocketCare program and other out-of-warranty services, partially offset by declines in the rate of new SocketCare billings in the comparable nine month periods.

Our OEM embedded product revenues in the three and nine months ended September 30, 2011 were $152,000 and $546,000, a decrease of 28% and 54% compared to revenues of $210,000 and $1,190,000 in the corresponding periods one year ago. Revenue declines in the comparable periods were primarily from reductions in sales of our wireless LAN plug-in cards as we completed the phase-out of our CompactFlash version in 2010. Additional declines were from reduced sales of Bluetooth products due to declines in sales of our Bluetooth modules to our OEM customers as a result of phasing out older Bluetooth technology, and declines in sales of Bluetooth plug-in products as a result of last-buys as we completed the phase-out of these products in 2010.

Our legacy connectivity product revenues declined in the comparable third quarters. Connectivity product revenues increased in the comparable nine month periods as a result of increased sales volumes of our adapter plug-in cards.

Index

Gross Margins

Our gross margins in the three and nine months ended September 30, 2011 were 43% and 41%, respectively, compared to margins of 40% and 41%, respectively, in the corresponding periods one year ago. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Margin improvements in the comparable three month periods are due to higher revenues in the third quarter 2011 combined with fixed overhead costs, manufacturing variances and reserve charges comprising a lower percentage of overall total cost of goods sold compared to the same period one year ago. Partially offsetting this were margin declines in our data collection products due to a product mix emphasizing newer data collection products which typically begin with reduced margins that improve over time as unit volumes increase, and decreases in margins on our mobile handheld computer product line in the third quarter 2011 due to a product mix within that line which emphasized lower margin OEM models compared to the same period one year ago. Margins in the first nine months of 2011 were flat compared to the same period one year ago reflecting higher overall revenues in the first nine months of 2011 combined with fixed overhead, manufacturing variances and reserve charges comprising a lower percentage of overall cost of goods sold compared to the same period one year ago, offset by margin declines in our data collection product line mentioned previously, and declines in margins on our mobile handheld computer product line mentioned previously.

Research and Development Expense

Research and development expense for the three months ended September 30, 2011 was $0.7 million, an increase of 18% compared to research and development expense of $0.6 million in the corresponding period one year ago. Research and development expense for the nine months ended September 30, 2011 was $2.0 million, an increase of 8% compared to research and development expense of $1.8 million in the corresponding period one year ago. Increases in the three and nine month comparable periods were primarily from increased personnel costs due to the elimination of a payroll salary cost savings program which had been in effect throughout fiscal 2010, and increases in development activities. Partially offsetting these increases in the three and nine month comparable periods were reductions in equipment costs. Research and development expense in the fourth quarter of 2011 is expected to increase due to higher levels of anticipated development activities.

Sales and Marketing Expense

Sales and marketing expense for the three months ended September 30, 2011 was $933,000, a decrease of 4% compared to sales and marketing expense of $973,000 in the corresponding period one year ago. Sales and marketing expense for the nine month period ended September 30, 2011 was $2.6 million, a decrease of 17% compared to sales and marketing expense of $3.2 million in the corresponding period one year ago. The majority of the reduction in sales and marketing expense in the nine month comparable periods was from reduced personnel costs as a result of a realignment of the sales force we initiated in the fourth 2010 quarter to emphasize inside sales personnel located at the Company’s Newark, CA headquarters to better serve our customer base, and from reductions in the related travel expense as a result of fewer outside sales personnel. Reductions in the comparable three months were primarily from reduced travel expense. Sales and marketing expense in the fourth quarter of 2011 is expected to increase slightly from third quarter levels.

Index

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2011 was $504,000, a decrease of 2% compared to general and administrative expense of $515,000 in the corresponding period one year ago. General and administrative expense for the nine month period ended September 30, 2011 was $1,632,000, a decrease of 2% compared to general and administrative expense of $1,668,000 in the corresponding period one year ago. Decreases in the comparable three and nine month periods were primarily from declines in bank fees related to the termination of our bank line of credit in November 2010 (see “NOTE 10 — Bank Financing Arrangements” for more information), and reductions in legal expense. Partially offsetting these declines were increased personnel costs due to the elimination of a payroll salary cost savings program which had been in effect throughout fiscal 2010. General and administrative expense is expected to increase in the fourth quarter 2011 from third quarter levels due to increased consulting and professional fees related to the audit of our annual financial statements, historically charged primarily during the fourth and first quarters.

Amortization of Intangibles

Amortization expense for the three and nine months ended September 30, 2011 and 2010 was $15,000 and $45,000, respectively. Future amortization expense will be $15,000 per quarter going forward until fully amortized in mid 2014.

Interest Income and Expense

Interest income reflects interest earned on cash balances. Interest income in the three and nine months ended September 30, 2011 and 2010 was nominal in each of the periods, reflecting low average rates of return on cash balances. Interest expense in the three and nine months ended September 30, 2011 was $578,000 and $1,091,000, respectively, compared to interest expense of $38,000 and $140,000 in the same periods one year ago. Interest expense in the first nine months of 2011 is primarily related to our convertible note including the amortization of the related debt discount and interest on the principal outstanding during the period including a premium upon redemption of $89,000. Amortization of debt discount is a non-cash expense and totaled $0.5 million and $1.0 million in the three and nine months ended September 30, 2011, respectively. Additionally, interest expense includes interest on equipment lease financing obligations, and in 2010 interest on amounts drawn on our bank lines of credit.

Taxes

Deferred tax expense in the first nine months of 2011 and 2010, and the corresponding deferred tax liability shown on our balance sheet, is related entirely to the deferred tax liability on the portion of our goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. Goodwill impairment charges recorded at December 31, 2009 on that portion of our goodwill being amortized for tax purposes resulted in the reversal of accumulated deferred tax expense in 2009 and the related deferred tax liability, temporarily eliminating the difference between financial and tax reporting at December 31, 2009, and through the first half of 2010. As a result deferred tax expense in 2010 was incurred beginning in the third quarter. We maintain a full valuation allowance for all other components of deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized. We have not generated taxable income in any periods in any jurisdiction, foreign or domestic.

Liquidity and Capital Resources

During the nine months ended September 30, 2011, and the year ended December 31, 2010, we incurred net losses of $2.0 million and $4.0 million, respectively. As of September 30, 2011, we have an accumulated deficit of $56.8 million. We have a history of operating losses and we may continue to be unprofitable in the foreseeable future. Historically we have financed our operations through the sale of equity securities and revolving bank lines of credit. Since our inception we have raised approximately $42 million in equity capital to fund our operations.

Index

As reflected in our Statements of Cash Flows, net cash used in operating activities was $211,000 in the first nine months of 2011 compared to cash used in operating activities of $168,000 in the comparable period in 2010. We calculate net cash used in or provided by operating activities by reducing our net loss ($2.0 million and $2.4 million in the first nine months of 2011 and 2010, respectively) by those expenses that did not require the use of cash, and reversing gains or losses that did not generate or use cash. These items consist of stock based compensation expense, depreciation, amortization of intangible assets, deferred tax expense, and in 2011 in particular, the amortization of debt discount and non-cash interest expense. These amounts totaled $1.9 million in the first nine months of 2011 and $0.9 million in the first nine months of 2010. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In the first nine months of 2011 changes in operating assets and liabilities resulted in a net use of cash of $89,000 and were primarily from increases in accounts receivable due to higher overall shipments to our customers timed late in the third quarter compared to the fourth quarter of last year, partially offset by increases in accounts payable due to the receipt of supplies timed late in the third quarter to meet the higher levels of shipments, increased stocking levels in our distribution channel as a result of the overall increased shipments timed late in the quarter, and reductions in inventory as a result of increased shipments to our customers previously mentioned. In the first nine months of 2010 changes in operating assets and liabilities resulted in a net source of cash of $1.3 million and were primarily from increases in accounts payable due to timing of payments, reductions in inventory levels as a result of planned reductions from year end levels, and reductions in accounts receivable due to lower shipments in the third quarter of 2010 compared to the fourth quarter of 2009, partially offset by reductions in accrued payroll and related expenses due to lower personnel costs in 2010 compared to a year ago, as a result of salary reductions.

Cash used in investing activities was $95,000 in the first nine months of 2011 compared to $128,000 in the first nine months of 2010. Reductions in investing activities in the first nine months of 2011 reflects reductions in equipment and tooling purchases due to fewer development projects requiring these expenditures.

Cash provided by financing activities was $753,000 in the first nine months of 2011 compared to cash used of $195,000 in the first nine months of 2010. Financing activities in the first nine months of 2011 consisted primarily of a reduction in the amount of cash required to collateralize our senior convertible note payable. Overall increases in qualified accounts receivable beginning in the first quarter 2011 were sufficient to fully collateralize the note thereby eliminating the requirement to restrict cash as noted on our balance sheets at the end of the first and second quarters of 2011. In September 2011 the note holder fully completed the conversion of the note to common stock thereby terminating the requirement to collateralize the note (see “NOTE 4 — Senior Convertible Note” for more information). Financing activities in the first nine months of 2010 consisted primarily of a net decrease in the amounts drawn on our bank lines of credit at the end of the third quarter partially offset by proceeds from the exercise of stock options.

Index

Our cash balances at September 30, 2011 were $0.9 million. Our balance sheet at September 30, 2011 has a current ratio (current assets divided by current liabilities) of 0.8 to 1.0, and a working capital deficit of $1.3 million (current assets less current liabilities). We have experienced continuing operating losses and working capital deficits. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to establish profitable operations and to increase our capital. We have been taking steps intended to reduce operating losses and achieve profitability including the introduction of new products, continued close support of our distributors and of our application partners as they establish their mobile applications in key vertical markets, and management of our costs. We have the ability to reduce expenses further if necessary. We believe that we will be able to improve liquidity and secure additional sources of financing by managing our working capital balances, improving our operating results to cash positive levels, and raising additional capital as needed, including development funding from development partners, the addition of our bank line of credit in October 2011 (see “NOTE 12 — Subsequent Event” for more information), and through the issuance of additional equity securities. There can be no assurance that we will be successful in achieving any of these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our inability to secure and maintain the necessary liquidity would have a material adverse effect on our financial condition and results of operations. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of our current operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty. If we can continue our revenue growth and attain profitability, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increased expenses, including more employees to support our growth and increases in salaries, benefits, and related support costs for employees.

Our contractual cash obligations at September 30, 2011 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Capital leases	$22,000	$14,000	$8,000	$—	$—
Operating leases	2,649,000	375,000	734,000	794,000	746,000
Unconditional purchase obligations with contract manufacturers	4,556,000	4,556,000	—	—	—
Total contractual obligations	$7,227,000	$4,945,000	$742,000	$794,000	$746,000

Off-Balance Sheet Arrangements

As of September 30, 2011, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended September 30, 2011, a decline of 1% in interest rates would not have had a material effect on our quarterly interest income.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. Recently our distributor in Japan began purchasing our products in Yen. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros and our Yen denominated receivables to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended September 30, 2011, an adverse change of 10% in exchange rates would have resulted in an increase in our net loss for the third quarter 2011 of approximately $59,000 if left unprotected. For the third quarter of 2011 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net loss of $5,260. We will continue to monitor, assess, and mitigate through hedging activities, the risk associated with these exposures.

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

The financial statements in our annual report on Form 10-K were prepared on a going concern basis. Our continued operating losses and declines in our working capital balances are conditions that raise doubt about the Company's ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to establish profitable operations and to raise additional capital as needed. We have been taking steps intended to reduce operating losses and achieve profitability including the introduction of new products, continued close support of our distributors and of our application partners as they establish their mobile applications in key vertical markets, and management of our costs. We believe that we will be able to improve our liquidity and secure additional sources of financing by managing our working capital balances, and raising additional capital as needed, including development funding from development partners, the addition of our bank line of credit in October 2011 (see “NOTE 12 — Subsequent Event” for more information), and the issuance of additional equity securities. Nonetheless, there can be no assurance that we will be successful in achieving any of these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our inability to secure and maintain the necessary liquidity would have a material adverse effect on our financial condition and results of operations. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from our inability to continue as a going concern.

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

We may incur operating losses in future quarters and would need to raise capital to fund such losses. Our forecasts are highly dependent on factors beyond our control, including market acceptance of our products, deployments by businesses of applications that use our handheld computers and our data collection products, and supply delays in key components such as we experienced in the fourth quarter of 2010 and to progressively lesser extents in the first three quarters of 2011. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all.

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

Index

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

Several of our component parts, including our serial interface chip, our Ethernet chip, our barcode scanning modules, and our line of mobile handheld computers, are produced by one or a limited number of suppliers. Shortages could occur in these essential components due to an interruption of supply or increased demand in the industry. In particular, shipments of our mobile handheld computers in the fourth quarter 2010, and to progressively lesser extents in the first, second, and third quarters of 2011, were adversely affected by a worldwide supply chain LCD screen shortage, due to increased demand for LCD screens by tablet and smart phone manufacturers. If we are unable to procure certain component parts such as we experienced in the fourth quarter of 2010 and the first nine months of 2011, we could be required to reduce our operations while we seek alternative sources for these components, which could have a material adverse effect on our financial results. To the extent that we acquire extra inventory stocks to protect against possible shortages, we would be exposed to additional risks associated with holding inventory, such as obsolescence, excess quantities, or loss.

Index

If third-parties do not produce and sell innovative products with which our products are compatible, or if our own line of mobile handheld computers is not successful, we may not achieve our sales projections.

Our success has been dependent upon the ability of third-parties in the mobile computer industry to successfully develop products that include or are compatible with our technology and then to sell these products into the marketplace. Even if we are successful in marketing and selling our new line of mobile handheld computers, our ability to generate increased revenue depends significantly on the commercial success of other parties' Windows mobile products, particularly vertical market software applications for use with our handheld computer and peripheral products, and standard Pocket PC handhelds, phone-integrated devices, tablet computers, and other phone-integrated devices, including those from Blackberry, Google, and Apple, with which our plug-in and wireless peripherals can be used, and the adoption of these mobile computer devices for business use. A number of manufacturers of handheld computers have reduced the number of handheld products they offer, or curtailed development of future handheld computer products. If manufacturers are unable or choose not to ship new products such as Windows Mobile devices, or experience difficulties with new product transitions that cause delays in the market, or if these products fail to achieve or maintain market acceptance, the number of our potential new customers could be reduced and we may not be able to meet our sales expectations.

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

Index

A significant portion of our revenue currently comes from a limited number of distributors, and any decrease in revenue from these distributors could harm our business.

A significant portion of our revenue comes from a limited number of distributors. In the first nine months of 2011, Ingram Micro Inc. and ScanSource, Inc. together represented approximately 28% of our worldwide revenues. In fiscal year 2010, Ingram Micro Inc., Tech Data Corporation, and BlueStar together represented approximately 38% of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to these distributors. Additionally, 13% and 10% of our revenue in the first nine months of 2011 and fiscal year 2010, respectively, came from Epocal, Inc., an OEM customer. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with Ingram Micro Corporation or ScanSource, Inc., or any of our other significant distributors, we would experience disruption and delays in marketing our products.

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

Index

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

Index

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

Index

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

Index

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

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. Furthermore, on July 1, 2010, we completed a stockholder approved exchange offer for certain of our outstanding options. As a result, the total remaining unrecognized compensation costs related to unvested stock options increased by $0.74 million, which is being amortized over the weighted average remaining requisite period of 2.4 years. The expensing of employee stock options adversely affected our net income and earnings per share in the first three quarters of 2011 and in each of the quarters in fiscal 2010, will continue to adversely affect future quarters, and will make profitability harder to achieve. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

Index

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

Export sales (sales to customers outside the United States) accounted for approximately 33% and 24% of our revenue in the first nine months of 2011 and fiscal 2010, respectively. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

Index

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

As of November 4, 2011, we had 4,832,079 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of November 4, 2011, we had 1,424,154 shares of common stock subject to outstanding options under our stock option plans, and 79,600 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of November 4, 2011, we had 74,442 shares of common stock subject to outstanding warrants issued in our 2009 private placement. We have registered the resale of all shares of common stock subject to the warrants. Accordingly, the shares of common stock underlying these warrants will be eligible for resale in the public market as soon as the warrants are exercised, subject to S-3 prospectus delivery requirements.

Index

As of November 4, 2011, we had 550,000 shares of common stock subject to outstanding warrants issued in connection with the convertible note financing in November 2010. We have registered the resale of all shares of common stock subject to the note conversion and warrants. Accordingly, the shares of common stock underlying the note and warrants will be eligible for resale in the public market as soon as the note is converted and the warrants are eligible and exercised, subject to S-3 prospectus delivery requirements.

Volatility in the trading price of our common stock could negatively impact the price of our common stock.

During the period from January 1, 2010 through November 4, 2011, our common stock price fluctuated between a high of $5.44 and a low of $1.51. Following a one-for-ten reverse stock split effected on October 23, 2008, which significantly decreased the Company’s share float, we have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: November 11, 2011	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 11, 2011	/s/ David W. Dunlap
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