Form 10-K
period 2011-12-31
SOCKET MOBILE, INC.
filed 2012-03-12
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of June 30, 2011, the aggregate market value of the registrant’s Common Stock ($0.001 par value) held by non-affiliates of the registrant was $8,068,787 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation Capital Market System.

Number of shares of Common Stock ($0.001 par value) outstanding as of March 2, 2012: 4,835,695 shares

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III are incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2012. Such Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Index

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements forecasting our future financial condition and results, our future operating activities, market acceptance of our products, expectations for general market growth of handheld computers and other mobile computing devices, growth in demand for our products, expansion of the markets that we serve, expansion of the distribution channels for our products, adoption of our embedded products by third-party manufacturers of electronic devices, and the timing of the introduction and availability of new products, as well as other forecasts discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “may,” “will,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Factors that could cause actual results and outcomes to differ materially include, but are not limited to: continued weakness in the U.S. and world economy generally and in the markets we serve in particular; the risk of delays in the availability of our products due to technological, market or financial factors including the availability of product components and necessary working capital; our ability to successfully develop, introduce and market future products; our ability to effectively manage and contain our operating costs; the availability of announced third-party handheld computer hardware and software that our products are intended to work with; product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with; continued growth in demand for handheld computers and barcode scanners; market acceptance of emerging standards such as Bluetooth and wireless LAN and of our related connection, data collection and mobile handheld computer products; the ability of our strategic relationships to benefit our business as expected; our ability to enter into additional distribution relationships; or other factors described in this Form 10-K including “Item 1A. Risk Factors” and recent Form 8-K and Form 10-Q reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the consolidated financial statements and notes included elsewhere in this report, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

Item 1. Business

The Company

We are a producer of mobile handheld computers and data collection products serving the business mobility markets and designed for the mobile worker. We offer a family of general purpose handheld computer products running the Windows Mobile operating system and a wide range of data collection products including two dimensional (2D) and linear (1D) bar code scanners, Radio Frequency Identification (RFID) readers, and magnetic stripe readers. We also offer wearable ring scanners, customized versions of our handheld computers, embedded wireless LAN cards and Bluetooth modules as OEM products to third party companies. Our data collection products work with our handheld computers and our cordless hand scanners work with many third-party mobile handheld devices including smartphones, tablet computers, ultra-mobile personal computers (UMPCs), notebooks and desktop systems, adding data collection capabilities to these devices. Our products are designed to run or enhance mobile applications that enable the accessing, collection and processing of data by workers while mobile. Our mobile computing products utilize popular Bluetooth and wireless LAN connection technologies using management software we developed for ease of use. See “Products” for more information on the products that we produce.

Index

We work closely with software application developers offering or developing software applications for use with our Windows Mobile handheld computers. Healthcare and hospitality are two of the primary areas of focus for software application developers who have developed applications for use on our handheld computers, and a significant portion of our handheld computer sales now come from organizations within these two market segments. Other vertical markets benefiting from mobile solutions include retail merchandising, automotive, government and education. These mobile solutions are designed to improve the productivity of business enterprises and service providers by automating manual tasks, improving the quality of information collected, and enhancing mobile productivity by processing and transferring information from remote locations and mobile devices to the business or medical enterprise, and then if required, back to the remote locations and mobile devices. See “Vertical Market Applications”, “Market Dynamics” and “Marketing Strategy” for more information on the markets that we serve and the application developers who have developed applications for the mobile enterprise.

We also closely support software application developers offering or developing software applications for use with our family of barcode scanners. We offer software developer kits to enable developers to easily integrate bar code scanning with our products into their applications. Our family of linear (1D) and 2D barcode scanners are designed to work with a wide range of Smartphones and tablets running Apple iOS, Google Android, RIM BlackBerry and Microsoft Windows/Windows Mobile operating systems. See “Vertical Market Applications”, “Market Dynamics” and “Marketing Strategy” for more information on the markets that we serve and the application developers who have developed applications for the mobile enterprise.

We believe growth in the mobile workforce along with technical advances and cost reductions in mobile devices and networking technologies along with the pervasive use of the Internet are driving broader adoption of mobile computing and barcode scanning solutions. Our products are designed to address the growing need for mobile computing and barcode scanning by today’s mobile workforce by enabling them to run or enhance mobile applications that allow access to business data files, or collect and process data while mobile, thereby enhancing their productivity and allowing them to exploit time sensitive opportunities and improve customer satisfaction. Overall, our hardware products enable mobile third-party applications to become part of complete mobile systems solutions.

We also make available to original equipment manufacturers (“OEMs”) our wearable ring scanners, customized versions of our handheld computers, component Bluetooth and wireless LAN technologies. We customize these products and components for our use in our own products and leverage that investment through the sale of modified versions or modules and plug-in cards to OEM manufacturers to embed into their products, including driver and device management software that is designed to simplify the ability of mobile employees to get and stay connected with Wi-Fi as well as with Bluetooth.

Index

Total employee headcount on December 31, 2011 was 66 people. We subcontract the manufacturing of all of our products to independent third-party contract manufacturers located in the U.S., China and Taiwan who have the equipment, know-how and capacity to manufacture products to our specifications. Our handheld computers and data collection products are sold through a worldwide network of distributors and resellers, vertical industry partners, and value added resellers (VARs). Our OEM products are sold directly to the original equipment manufacturers. See “Personnel,” “Sales and Marketing,” and “Manufacturing” for additional information about our personnel, sales and marketing and manufacturing operations.

We have financed our operations since inception primarily from the sale of equity capital and a receivables-based revolving line of credit with our bank. In November 2010, we issued $1 million in 18 month convertible notes to provide additional working capital. All notes were converted into common stock during the first three quarters of 2011. In February 2011, we issued $500,000 in common stock to our primary contract manufacturer in exchange for an equal reduction in our trade payables balance. In October 2011, we entered into a two year line of credit agreement of up to $2.5 million with our bank with the amounts we can draw based on a percentage of qualified receivables.

We were founded in March 1992 as Socket Communications, Inc. and reincorporated in Delaware in 1995 prior to our initial public offering in June 1995. We began doing business as Socket Mobile, Inc. in January 2007 to better reflect our market focus on the mobile business market and changed our legal name to Socket Mobile, Inc. in April 2008. Our common stock trades on the NASDAQ Capital Market under the symbol “SCKT”. Our principal executive offices are located at 39700 Eureka Drive, Newark, CA 94560, and our phone number is (510) 933-3000. Our Internet home page is located at http://www.socketmobile.com; however, the information on, or that can be accessed through, our home page is not part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports are available free of charge on or through our Internet home page, as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Products

Our primary products are classified into two broad product families:

•         Mobile handheld computer products;

•         Data collection products;

Mobile handheld computer product sales and service represented 50% of our revenue in 2011, compared to 49% in 2010 and 38% in 2009. Data collection product sales and service represented 43% of our revenue in 2011, compared to 37% in 2010 and 33% in 2009. In addition, during 2011 we continued to offer legacy plug-in connectivity products consisting of Ethernet cards and adapters. Legacy products represented less than 3% of our revenue in 2011, compared to 4% in 2010 and 10% in 2009. We also offered, as OEM products Wireless LAN and Bluetooth product components. Our OEM product component sales in 2011 were $653,000 representing 4% of our revenue. OEM product components sales were 10% and 19% of our revenue in 2010 and 2009, respectively. Reductions in product component sales have been primarily due to the phasing out of older products by OEM customers.

Index

Our mobile handheld computer products are designed to be durable, lightweight and dependable devices which meet the requirements of the healthcare, hospitality and other markets we serve.

Our initial model, the SoMo® 650 (SoMo is derived from Socket Mobile), was introduced in June 2007 with initial volume shipments in September 2007, and features the Microsoft Windows Mobile operating system, Version 6. Windows Mobile is the industry standard OS for mobile applications thereby ensuring that the SoMo is compatible with a large number of business applications, giving workers and businesses a familiar computing environment. Our mobile handheld computers are easy to customize for a particular application with peripherals and accessories. The SoMo products are designed with an expected product life cycle of three to five years which meets the needs of our customers who are deploying mobile solutions.

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

In January 2012 we announced the SoMo 655 as an improved version of the SoMo650, to be available in the second quarter of 2012, with expanded wireless LAN (802.11b/g/n in the SoMo655 Vs. 802.11b/g in the SoMo650), more memory (4 GB Vs. 1 GB), an upgraded Windows Mobile operating system to Windows Embedded Handheld 6.5 (formerly known as Windows Mobile 6.5), and improvements in durability and other features. The SoMo 655 will be released in the same three models as the SoMo650, consisting of standard, antimicrobial (Rx) and no wireless LAN (DX), is expected to be available for three to five years and to replace the SoMo650 series during 2012.

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

Index

Our data collection products consist of:

•        Cordless Hand Scanners: two dimensional (2D) and linear (1D) scanning used primarily with Smartphones and Tablet computers

•        Plug-in barcode scanners: 2D and 1D in a CompactFlash form factor used primarily with our SoMo handheld computers

•        Plug-in RFID products in a CompactFlash form factor that read radio frequency identification tags used primarily with our SoMo handheld computers

•        Combination plug-in barcode scanner and RFID reader/writer in a CompactFlash form factor used primarily with our SoMo handheld computers

•        Plug-in magnetic stripe reader in a CompactFlash form factor used primarily with our SoMo handheld computers

•        Wearable cordless ring scanner for industrial applications needing two hands

Our Cordless Hand Scanners use Bluetooth technology as the connection interface. The scanners are available with two dimensional (2D) imagers and laser (1D) linear scanning engines. The scanners are available in standard cases or antimicrobial cases. The Cordless Hand Scanners are lightweight, ergonomically designed for ease of use and rapid repetitive scanning and are durable, lightweight and compact. During 2010 and 2011, we redesigned our SocketScan software to enable the use of our Cordless Hand Scanners with a wide variety of smartphones using operating systems from Apple (iOS), Google (Android), Research in Motion (Blackberry) and Windows/Windows Mobile devices.

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

Our Radio Frequency Identification (RFID) products in CompactFlash format enable RFID tags to be read. We also offer an RFID/laser barcode scanner combination product that enables RFID tags to be read or written to and linear (1D) barcodes to be scanned with the same device.

Our Magnetic Stripe Reader is a plug-in device in a CompactFlash form factor for use with devices having a CompactFlash slot. The Reader enables magnetic card stripes such as on credit cards to be swiped and read electronically from a mobile location and is ideal for applications such as tableside ordering.

Index

Our SocketCare services provide extended warranty and accidental breakage coverage for selected products including our handheld computers and our barcode scanners. Premium service purchased at the time of product purchase provides coverage for up to three years. We will also repair products that are out of warranty for a fee. Service revenue in 2011 was $1.0 million or 6% of our revenue in 2011 compared to $0.8 million or 6% of our revenue in 2010 and approximately $0.3 million or 2% of our revenue in 2009. Service revenues are included in sales and service revenue totals for handheld computer and data collection products as described at the beginning of this Products section.

Vertical Market Applications

Our handheld computer products provide a mobile platform for use by third-party software developers, value added resellers and end users in a number of vertical market applications where workers are mobile and can benefit from the collection, processing and transmittal of data or access to data while mobile. Our product design priorities for our handheld computer products have focused on the healthcare and hospitality vertical market segments. Other vertical markets using our products in mobile applications include retail merchandising, automotive, government and education.

Our barcode scanners are designed for fast repetitive barcode scanning for linear and 2D barcodes with Smartphones, tablets and Bluetooth enabled handheld computers in a wide variety of applications and industries. We offer software developer kits to facilitate the integration of barcode scanning into Bluetooth enabled data collection devices.

Market Dynamics

Mobile electronic computing devices have evolved over the past several years from simple devices used mainly to hold personal information into small portable units with functionality similar to desktop PCs. These devices include smartphones, handheld computers, tablet computers, ultra-mobile personal computers (UMPCs), and notebooks. Many handheld computers, tablets and notebooks, such as those using the Windows or Windows Mobile operating system such as our SoMo line of mobile handheld computers, have built-in expansion capabilities in standard form factors such as CompactFlash Input/Output plug-in slots or Bluetooth wireless connection capabilities to allow for transfer of data over Bluetooth, Wireless LAN or plug-in connections. Smartphones and tablet computers use a variety of operating systems from Apple (iOS), Google (Android), and RIM (BlackBerry). Advances in mobile phone technology have facilitated rapid data transfers and internet access creating a dynamic, rapidly growing smartphone market. Although smartphone and tablet applications are focused on consumer applications, smartphones and tablets have the capability to support many business applications and our data collection products are designed to work with smartphones and tablets from the major smartphone and tablet manufacturers where repetitive or robust bar code scanning requirements exceed the limited scanning capabilities of a phone camera (See Products – Data Collection Products - Cordless Hand Scanners).

Advances in mobile network access and transfer speeds enable mobile computing device users to access the Internet, send and receive email including attachments, access corporate data files, and transfer data directly to and from other mobile devices using Bluetooth wireless technology or cables for short distances, wireless local area networks, or broadband cellular networks with increased speed and bandwidth. Our handheld computer products are designed without cellular phones primarily for business use with data transfer over Bluetooth connections and wireless LAN networks. Our data collection products are designed to facilitate the collection of barcode, RFID, and magnetic stripe information on these devices by plugging into the standard expansion slots of data collection devices or connecting wirelessly over a Bluetooth connection.

Index

Handheld computers have traditionally been classified into consumer and industrial categories. Consumer devices such as those offered through mid-2011 by Hewlett-Packard are designed for personal use and fit in a pocket or purse. Industrial devices such as those offered by Motorola, Honeywell and Intermec are designed for rugged environments such as outdoors or in warehouses and are much larger, heavier and more expensive. Businesses have had to choose from these two categories in designing mobile solutions, and we believe neither solution is an ideal fit for many business needs. Consumer units often are not designed with the durability required for the more extensive use required by businesses. Industrial units are designed for warehouse or inclement weather conditions and add unnecessary size, cost and expense for those businesses not needing that level of ruggedness. Our SoMo product line is designed to service this business market between consumer and industrial devices. Our handheld computers are similar in size and weight to consumer units which fit in a pocket or purse, but are designed to be more durable and come with our extensive SocketScan software that works with our barcode scanning, RFID and magnetic stripe reader products, and our Bluetooth and our wireless LAN driver and management software. Our wireless LAN software incorporates features needed by businesses such as seamless roaming to improve worker connectivity and the worker experience in using wireless LAN, easy and reliable Bluetooth connections, and multiple language support. Other features needed by businesses include fast processors, large memory and extended battery life. The decision by Hewlett-Packard to discontinue its iPAQ Series 200 handheld computer which was phased out during 2011 is causing many former Hewlett-Packard customers to consider using our SoMo product family as a compatible replacement for the iPAQs with the ability to continue to run their application software without change and with minimal training required for employees. Included in our mobile handheld computer family of products are handheld computers made with antimicrobial materials added to the case plastics to provide an extra layer of protection to the devices to aid against the multiplication and spread of potentially harmful bacteria and microbes found in healthcare environments. Compared to industrial devices, our handheld computers are smaller in size and weight, less rugged, and less expensive. Our entire product line of handheld computers is offered with the expectation that they will be offered for sale for a minimum three to five year time period which reduces the number of times customers must upgrade their systems and test and purchase new devices. We work to extend this life by replacing or upgrading components as they are discontinued by their manufacturers without changing the form, fit or function of the product. We have announced the SoMo Model 655 to be introduced in second quarter 2012 as an improved version of the current SoMo 650 models, allowing users to phase in the Model 655 alongside their SoMo 650 models with an expectation that the Model 655 family will be offered for three to five years.

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

Index

Current market dynamics driving the adoption of mobile data communications by enterprises include:

Functionality of today’s handheld computing devices is extensive and improving. Most handheld computing devices offer bright outdoor color screens and longer battery life, have software allowing their use as business messaging devices with capacity to store personal information, and have standard expansion capabilities or use Bluetooth or wireless local or wide area network connections to transfer data in and out of the device. Handheld devices also can become lightweight mobile barcode, RFID, and magnetic stripe scanning devices when used with our barcode scanning, RFID, or magnetic stripe reader products, enabling the capture and processing of barcode, RFID, or magnetic stripe information (such as credit or identification cards) in a mobile environment.

The mobile workforce is growing and is increasingly reliant on email and the Internet. The worldwide mobile workforce has been estimated at more than 20% of the global workforce. Before advancements in handheld computers through wireless local area network access points and Smartphones and Tablets with cellular connections, the mobile workforce had been unable to effectively stay connected with email, the Internet or corporate data except through telephone lines. With the growth in the use of the Internet and email for business and personal applications, workers and consumers are increasingly dependent on access to the Internet, email and their corporate data bases for managing their business and personal lives. Recent improvements in wireless LAN connectivity and deployment of handheld computers by corporations to their mobile workforce are expected to be major factors driving growth in mobile data applications for businesses over the next several years.

Third-party applications for enterprises are becoming available in increasing numbers. Third-party software applications are becoming increasingly available for the collection, processing and transfer of information by a mobile workforce. In healthcare markets, handheld computers are being used for such diverse applications as checking patient medications when administering them in a hospital, capturing lot numbers of drug samples given to a doctor, alerting on-call personnel to needs for their services, collecting community and clinical health data, delivery of healthcare information to practitioners and researchers and patients, real-time monitoring of patient vital signs, and direct provision of care via mobile telemedicine applications. Other mobile applications include managing the stocking of shelves in retail establishments, or entering sales orders from the field. We support the development and deployment of our products in third-party applications. The availability of productivity-enhancing application software is a major driver of enterprise deployment of mobile computing devices.

Marketing Strategy

Our marketing strategy has been to be a systems supplier to the Business Mobility markets which today consists of two segments, the handheld computing market and the data collection products market. For the handheld computing market segment, we capitalize on our strategic relationships, expand and improve our product offerings including hardware, hardware accessories and systems software to enable wireless and plug-in connections designed to provide an easy-to-use experience, build a strong brand name, and support the development of third-party software applications and integrator solutions. For the data collection market, we expand awareness within the business community of the data collection capabilities of all of the mobile computing platforms that we serve including smartphones, tablets, and our SoMo family of handheld computers, support all popular smartphone platforms to include smartphones using operating systems from Apple (iOS), Google (Android), Research in Motion (Blackberry) and Windows/Windows Mobile, and market the strengths of SocketScan, our data collection management software to third-party software application providers. Our cordless data collection products offer commercial-grade rapid and robust barcode scanning capabilities to the large and growing mobile device marketplace.

Index

Transition from peripherals supplier to systems supplier to the Business Mobility markets. Our introduction in June 2007 of our handheld computer marked the start of our transition from being a peripherals supplier to being a systems supplier. As a peripherals supplier, we were dependent upon other third-party computer manufacturers for the handheld computers that comprised mobile business solutions. Changes by such third-parties to handheld computer models, operating systems and handheld computer programs forced us to expend significant efforts to make our peripherals work with third party handheld computers following such changes. Customer support was also more complicated in determining whether any reported problems were due to the handheld computer or to our peripherals. Solutions being developed by third-party application providers were also more complicated by the need to integrate their solutions with multiple hardware manufacturers. Although we continue to support third-party handheld computers, since the introduction of our mobile handheld computer we offer a complete hardware solution consisting of a mobile handheld computer and data collection peripherals, which allows value added resellers, systems integrators and third-party application software providers to offer a one-stop hardware solution in combination with third-party software applications for the mobile workforce. We have also expanded and refocused our sales personnel to work closely with third-party application providers, value added resellers, systems integrators and end users for business software applications created by the end user. Since the introduction of our SoMo family of handheld computers in 2007, we have sold more than 50,000 units around the world (See Products – Mobile Handheld Computer Products).

Capitalize on Strategic Relationships. We support and encourage direct endorsements and referrals for our products from our strategic relationships, including operating system providers, device manufacturers, third-party software developers, vertical industry partners, distributors, and end-user customers. We actively promote third-parties to integrate our products into their solutions through our developer support program. We have employees that manage each strategic relationship, and we provide software developer kits, training and technical support to our software and hardware developers. We coordinate our handheld computer product development efforts with Microsoft on an ongoing basis, with the goal of ensuring that our current and future products are compatible with new releases of Microsoft’s operating systems. We spend extensive engineering time and resources to ensure that our data collection products are compatible with a wide variety of computers and smartphones. We adhere to standards of a number of standards setting bodies whose technologies are used in our products such as the Bluetooth SIG (Special Interest Group).

Expand and improve our product offerings. We offer a wide range of products under a modular concept that enables customers to design their mobile systems to meet their specific requirements, and we encourage our distributors to carry the full range of our products. The goal is for customers to view Socket as a primary source for their mobile application needs, instead of having to rely on individual product offerings from a number of different companies. During the past four years, we’ve upgraded the operating system and management software on our mobile handheld computer including adding many operating system features such as multiple language support, upgrading to later versions of the Windows Mobile operating system, and upgrading our Bluetooth and wireless LAN management software. We have expanded our data collection product offerings with 2D imaging technology to add to our 1D linear barcode scanning capabilities. We design our products to comply with the regulations of the many worldwide agencies that regulate the safety, performance and use of electronic products.

Index

Build a Strong Brand Name. We believe that our products make a difference in the daily work life of mobile workers and the people they serve. We are building a brand image focused on business mobility. This image closely associates us with business mobility solutions and to reflect this image, we changed our name to Socket Mobile, Inc. in April 2008. We stress with customers the design of our products for the handheld computing markets, emphasizing quality and standards-based connectivity. Mobility requires products that are compact and designed to be handled while mobile, with low power consumption to extend time between charges, and easy to use. We work closely with application developers developing productivity enhancing applications for the mobile workforce. Our overall company brand identity and positioning goal is to be a leading provider of easy-to-deploy business mobility systems to the business mobility market.”

Support the development of third-party software applications and integrator solutions. We have created software developer kits (SDK’s) for our data collection products with the objective of making it easy for application developers to add barcode scanning to their applications. We plan in 2012 to introduce an SDK for our newest announced mobile computer, the SoMo Model 655. In addition, we have employees dedicated to assisting developers and integrators with integrating our products into their solutions. Our developer support program supports companies that offer or are developing software solutions which incorporate Socket products. These solutions primarily involve handheld computing and data collection and address improving the productivity of the mobile workforce in a number of vertical markets including healthcare, hospitality, retail merchandising, automotive, government and education and to enable the use of mobile barcode scanning across a wide range of applications.

Expand awareness within the business community of the data collection capabilities of all of the mobile device platforms that we serve including smartphones, tablets, and notebook computers. Our data collection software SocketScan has been designed to enable our barcode scanning peripherals to work on a number of third-party computing platforms including smartphones, tablets, UMPCs, and notebook or desktop computers (Windows based). Most of these devices can be used to collect barcode scanned or RFID read information from our Bluetooth enabled or plug-in scanners and readers, however many application providers are not aware of the capabilities of these devices, and increasing such awareness is a key step at increasing the number of mobile data collection applications available on these devices.

Market the strengths of our products to original equipment manufacturers of mobile devices. We will customize our products for OEM customers wanting to integrate our products into their product offerings.

Index

Competition and Competitive Risks

The overall market for handheld computing solutions is both complex and competitive. Our hardware products compete with similar hardware products in all of our markets in the United States, Europe and Asia. However, our longtime focus on creating innovative mobile solutions for the mobile workforce has resulted in good brand name recognition and reputation. We also believe that our brand name identifies our products as durable, dependable, small form factor, low power and easy to use, and the breadth of our product offerings, including the extensive features of our software, will continue to differentiate us relative to our competitors. The addition of a handheld computer since June 2007 has enabled us to better control the handheld computing environment for our peripheral products and allows us to offer one-stop shopping for the hardware portion of mobile business solutions including our peripherals such as barcode scanners, magnetic stripe readers and RFID readers. Our handheld computer is becoming better recognized for its features and capabilities with over 50,000 units shipped since its introduction in June 2007.

A number of larger, well financed companies manufacture handheld mobile computers and bar code scanners, both tethered and mobile. Most of the manufacturers offer ruggedized systems that are higher priced and larger than our devices that are capable of running the same applications. Most of these systems have built in barcode scanners, are larger, heavier and more expensive, so do not directly compete with our products but are an alternative. These companies include Datalogic, Honeywell, Intermec, LXE, Motorola, Pharos and Psion Teklogix. With the decision by Hewlett-Packard to discontinue its iPAQ 200 series handheld computer in 2011, there are fewer consumer grade handheld computers without built-in phones in the market. Pidion, Unitek and Janam also manufacture handheld computers, some with integrated barcode scanners. We also face competition for cordless barcode scanning from products similar to our Cordless Hand Scanners from Baracoda and from Code Corporation, and from other competitive laser scanning products from Opticon (Japan).

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

Another area of intellectual property is our expertise in embedded radio-dependent firmware. Within our Bluetooth cordless products are software and firmware that include a wide variety of functions to enable efficient radio control and overall systems functionality. For cordless barcode scanning and RFID reading, this includes our patented Error Proof Protocol, which is designed to ensure that scanned data is correctly received by the mobile computing device and allow for real-time validation of data and error notification to the user. We have developed a library of software drivers and control modules that allow our products to operate in handheld computers running the Windows Mobile operating systems and in notebooks running Windows 7/Vista/XP operating systems and in smartphones running operating systems from Apple (iOS), Google (Android), Research In Motion (BlackBerry), and Microsoft (Windows Mobile). We have been awarded twenty-three U.S. Patents and ten design patents covering various inventions that relate to mobile products and to the design of our products. We have other patent applications undergoing review. In July 2004 we also acquired from Khyber Technologies a U.S. patent entitled Card Shaped Computer Peripheral Device. The patent is a basic patent covering the design and functioning of plug-in barcode scanners, barcode imagers, and RFID products. We have additional patents covering our proprietary technology pending with the U.S. Patent and Trademark Office.

Index

We have developed a number of software programs that provide unique functions and features for our connection and data collection products. For example, our SocketScan software enables all of our barcode scanning products to scan a variety of barcodes and to route the scanned data to many different types of data files on a number of operating systems used in mobile devices. Our Bluetooth software used in conjunction with our Bluetooth hardware provides a completely functional Bluetooth solution enabling connections and data transfers between Bluetooth-enabled devices. Our wireless local area network software called Wi-Fi Companion provides an extensive set of features to help the user get and stay connected. We have also introduced a version incorporating Cisco Compatible Extension protocols called Enhanced Wi-Fi Companion or e-WFC. Either of these software programs used in conjunction with our wireless local area network hardware, provides a completely functional wireless local area network solution, enabling connections and data transfers from mobile computing devices over wireless local area networks. In addition, our Bluetooth and wireless LAN software programs are aligned to insure optimal performance even when both technologies are being utilized at the same time.

We have registered trademarks with the U.S. Patent and Trademark Office for the mark “Socket”, our logo, the term “Go-WiFi” associated with our wireless LAN products and “SoMo”, the mark associated with our mobile handheld computer.

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

Personnel

Our future success will depend in significant part upon the continued service of certain of our key technical and senior management personnel, and our continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Our total employee headcount as of December 31, 2011 was 66 people. Our employees are not represented by a union, and we consider our employee relationships to be good.

Sales and Marketing

We target business customers in selected vertical markets with our products. Most of our products, except our embedded products, are sold through distributors and resellers that service businesses. Our OEM products including embedded product components and custom versions of our handheld computers and barcode scanners are sold directly to the manufacturers of OEM products. The geographic regions we serve include the Americas, Europe, the Middle East, Africa and Asia Pacific.

Index

During the year ended December 31, 2011, 67% of our sales were in North America, 23% in Europe, and 10% in Asia and Pacific Rim countries. In 2010, 76% of our sales were in North America, 20% in Europe, and 4% in Asia and Pacific Rim countries. In 2009, 58% of our sales were in North America, 31% in Europe, and 11% were in Asia and Pacific Rim countries. Export sales are subject to the complications of complying with laws of various countries and the risk of import/export restrictions and tariff regulations.

We market our products through a worldwide network of distributors and resellers, as well as through original equipment manufacturers and value added resellers. Vertical markets addressed by participants include healthcare, hospitality, retail merchandising, automotive, government and education. Applications are designed to enable mobile workers to access data and record information while mobile. See “Vertical Market Applications” for additional information. We support our distributors, resellers, integration and application partners with software developer kits and we provide education, training and customer assistance through our sales, marketing, and technical support staff in the U.S., Europe and Asia-Pacific regions. As of December 31, 2011, we had 24 people in sales, marketing and customer support.

Sales to customers in 2011 representing 10% or more of our revenue consisted of distributors Ingram Micro (13%) and ScanSource (16%), and our customer Epocal accounted for 11%. Sales to customers in 2010 representing 10% or more of our revenue consisted of distributors Ingram Micro (14%), Tech Data Corporation (13%) and Blue Star Corporation (11%), and our customer Epocal accounted for 10%. In 2009, Ingram Micro accounted for 18% of our revenue and Tech Data accounted for 17% of our revenue.

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

Manufacturing

We subcontract the manufacturing of substantially all of our products to independent third-party contract manufacturers located in the U.S., China, and Taiwan who have the equipment, know-how and capacity to manufacture products to our specifications. We perform final product testing and package and distribute our products at and from our Newark, California facility for most of our worldwide sales. As of December 31, 2011, we had 23 people employed in manufacturing operations, including planning, buying, manufacturing engineering, quality control, product assembly, shipping and receiving, and product support.

Index

Certain of our products or product components are available from only one vendor. These sole sourced products or components include the interface chip that controls the signal transmission between all of our plug-in CompactFlash products (except our Ethernet and wireless LAN cards) and the card slot on the mobile computer, our Ethernet, wireless LAN and Bluetooth chips, our imager and laser scanning engines, our SDIO plug-in cards, and certain cable and connector components and several major components of our mobile handheld computers including our flash memory, screen, processor and audio components. With the exception of recent worldwide supply shortages of LCD screens for our handheld computer (See Management’s Discussion and Analysis), we have generally been able to obtain adequate supplies of these products or components, they are generally purchased on a purchase order basis under standard commercial terms and conditions, and we do not have long-term supply contracts for these products or components. Accordingly, the manufacturers could stop providing these products or components to us at any time. Alternatively, although our suppliers are generally large, well-financed organizations, they could encounter financial difficulties that interfere with our product supplies. In such an event, we could experience a decline in revenues until we establish sufficient manufacturing supply through an alternative source. Locating and qualifying alternative suppliers, and commencing new manufacturing operations, could take a significant period of time, although we believe that we can relocate manufacturing or find alternative suppliers for sole sourced products or components should it become necessary. We generally stock higher inventory quantities of sole sourced products or components as safety stocks to mitigate the risk of supply disruption.

Research and Development

Since our inception, we have made substantial investments in research and development. Research and development expenditures were $2.8 million in 2011, $2.5 million in 2010 and $2.9 million in 2009. Costs include compensation and benefit costs of our engineering employees and outside development costs including consultants and costs of product certification. The amount of expense is determined in part by the number and timing of development projects.

As of December 31, 2011, we had 10 people on our product development staff, and we hire engineering consultants to perform additional engineering services as required. We anticipate that we will continue to commit substantial resources to research and development in the future.

General and Administration

As of December 31, 2011, we had 9 people responsible for our financial and administrative activities including accounting and finance personnel, internal computer systems and administrative support personnel. Costs include compensation and benefit costs, travel, audit and legal, and overhead support costs.

Index

Item 1A. Risk Factors

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

In order to maintain the availability of our bank lines of credit we must remain in compliance with the covenants as specified under the terms of the credit agreements and the bank may exercise discretion in making advances to us.

Our credit agreements with our bank requires us to maintain cash and qualified receivables that are at least two times amounts borrowed and outstanding under the credit agreements. The agreements contain customary representations, warranties, covenants and events of default that limit our ability to incur additional liens or indebtedness, make distributions to our stockholders and make investments. The events of default entitle our bank to accelerate our obligations and require repayment of our outstanding indebtedness thereunder. These events of default include a breach of our payment obligations or covenants, a material impairment in our financial condition or ability to repay any indebtedness to our bank and the commencement of dissolution or insolvency proceedings. The agreement may be terminated by us or by our bank at any time. Upon such termination, our bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at our bank’s discretion and our bank is not obligated to make advances. Our bank has been granted a first priority security interest in all of our assets, including our intellectual property.

Index

Goodwill comprises a significant portion of our assets and may be subject to impairment write-downs in future periods which would substantially increase our losses, make it more difficult to achieve profitability, and cause our stock price to decline.

We review our goodwill for impairment at least annually as of September 30th, and more often if factors suggest potential impairment. Many factors are considered in evaluating goodwill including our market capitalization, comparable companies within our industry, our estimates of our future performance, and discounted cash flow analysis. Many of these factors are highly subjective and may be negatively impacted by our financial results and market conditions in the future. We recorded goodwill impairment charges in 2009 of $5.4 million and none in 2010 and 2011. We may incur goodwill impairment charges in the future and any future write-downs of our goodwill would increase our net losses, make it more difficult to achieve profitability, and as a result the market price of our common stock could be adversely affected.

Adverse operating results or goodwill impairment write-downs could result in reductions to our stockholders’ equity and adversely affect our ability to maintain continued listing on the NASDAQ Capital Market stock exchange.

We must meet certain criteria for continued listing on the NASDAQ Capital Market stock exchange. In particular, the minimum stockholders’ equity specified for our continued listing is $2.5 million. At December 31, 2011 our stockholders’equity was approximately $3.1 million. Should we experience declines in our stockholders’ equity in future periods due to operating losses, future goodwill impairment write-downs or other reasons, we may be unable to meet the minimum stockholder’s equity requirement. Our inability to maintain our listing on the NASDAQ Capital Market exchange could adversely affect the market price and liquidity of our stock.

We may be unable to manufacture our products, because we are dependent on a limited number of qualified suppliers for our components.

Several of our component parts, including our serial interface chip, our Ethernet chip, our barcode scanning modules, and our line of mobile handheld computers, are produced by one or a limited number of suppliers. Shortages could occur in these essential components due to an interruption of supply or increased demand in the industry. In particular, shipments of our mobile handheld computers in the fourth quarter 2010, and to progressively lesser extent in the first, second, and third quarters of 2011, were adversely affected by a worldwide supply chain LCD screen shortage, due to increased demand for LCD screens by tablet and smart phone manufacturers. If we are unable to procure certain component parts such as we experienced in the fourth quarter of 2010 and the first nine months of 2011, we could be required to reduce our operations while we seek alternative sources for these components, which could have a material adverse effect on our financial results. To the extent that we acquire extra inventory stocks to protect against possible shortages, we would be exposed to additional risks associated with holding inventory, such as obsolescence, excess quantities, or loss.

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

A significant portion of our revenue comes from a limited number of distributors. In fiscal year 2011, Ingram Micro Inc. and ScanSource, Inc. together represented approximately 29% of our worldwide revenues. In fiscal year 2010, Ingram Micro Inc., Tech Data Corporation, and BlueStar, Inc. together represented approximately 38% of our worldwide revenues. In fiscal year 2009, Ingram Micro Inc. and Tech Data Corporation together represented approximately 35% of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. Additionally, 11% and 10% of our revenue in the fiscal years 2011 and 2010, respectively, came from Epocal, Inc., an OEM customer. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with Ingram Micro Corporation or ScanSource, Inc., or any of our other significant distributors, we would experience disruption and delays in marketing our products.

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

A number of our officers and senior managers have been employed for seventeen to twenty years by us, including our President, Executive Vice President, Chief Financial Officer, and Chief Technical Officer. Our future success will depend upon the continued service of key officers and senior managers. Competition for officers and senior managers is intense, and there can be no assurance that we will be able to retain our existing senior personnel. The loss of one or more of our officers or key senior managers could adversely affect our ability to compete.

Index

The expensing of options will continue to reduce our operating results and may continue to cause us to incur net losses such that we may find it necessary to change our business practices to attract and retain employees.

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. Furthermore, on July 1, 2010, we completed a stockholder approved exchange offer for certain of our outstanding options. As a result, the total remaining unrecognized compensation costs related to unvested stock options increased by $0.74 million, which is being amortized over the weighted average remaining requisite period of 2.4 years. The expensing of employee stock options adversely affected our net income and earnings per share in each of the quarters in fiscal 2011, 2010, and 2009, will continue to adversely affect future quarters, and will make profitability harder to achieve. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

Export sales (sales to customers outside the United States) accounted for approximately 34%, 24%, and 42% of our revenue in fiscal years 2011, 2010, and 2009, respectively. Accordingly, our operating results are subject to the risks inherent in export sales, including:

•         longer payment cycles;

•         unexpected changes in regulatory requirements, import and export restrictions and tariffs;

•         difficulties in managing foreign operations;

•         the burdens of complying with a variety of foreign laws;

•         greater difficulty or delay in accounts receivable collection;

•         potentially adverse tax consequences; and

•         political and economic instability.

Our export sales are primarily denominated in United States dollars, in Euros for our sales to European distributors and in Yen for our sales to Japanese distributors. Accordingly, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and therefore potentially less competitive in foreign markets. Declines in the value of the Euro or Yen relative to the United States dollar may result in foreign currency losses relating to collection of Euro or Yen denominated receivables if left unhedged. Furthermore, the recent economic instability of the Eurozone could have a material adverse affect on our business, including the ability of our distributors to sell our products and our ability the collect the related Euro receivables.

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

As of March 2, 2012, we had 4,835,695 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of March 2, 2012, we had 1,547,793 shares of common stock subject to outstanding options under our stock option plans, and 92,535 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

Index

As of March 2, 2012, we had 74,442 shares of common stock subject to outstanding warrants issued in our 2009 private placement. We have registered the resale of all shares of common stock subject to the warrants. Accordingly, the shares of common stock underlying these warrants will be eligible for resale in the public market as soon as the warrants are exercised, subject to S-3 prospectus delivery requirements.

As of March 2, 2012, we had 550,000 shares of common stock subject to outstanding warrants issued in connection with the convertible note financing in November 2010. We have registered the resale of all shares of common stock subject to the note conversion and warrants. Accordingly, the shares of common stock underlying the note and warrants will be eligible for resale in the public market as soon as the note is converted and the warrants are eligible and exercised, subject to S-3 prospectus delivery requirements.

Volatility in the trading price of our common stock could negatively impact the price of our common stock.

During the period from January 1, 2011 through March 2, 2012, our common stock price fluctuated between a high of $3.85 and a low of $1.62. Following a one-for-ten reverse stock split effected on October 23, 2008, which significantly decreased the Company’s share float, we have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

Item 4. Mine Safety Disclosures

Not applicable.

Index

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “SCKT.”

The quarterly high and low sales prices of our common stock, as reported on the NASDAQ Capital Market through March 2, 2011 and for the last two fiscal years are as shown below:

Common Stock
Quarter Ended	High	Low
2010
March 31, 2010	$5.44	$2.50
June 30, 2010	$3.40	$2.31
September 30, 2010	$3.04	$2.28
December 31, 2010	$2.65	$1.51
2011
March 31, 2011	$2.25	$1.62
June 30, 2011	$3.19	$1.82
September 30, 2011	$3.85	$1.70
December 31, 2011	$2.50	$1.85
2012
March 31, 2012 (through March 2, 2012)	$2.85	$1.96

On March 2, 2012, the closing sales price for our common stock as reported on the NASDAQ Capital Market was $2.37. We had approximately 4,100 beneficial stockholders of record as of February 27, 2012. We have not paid dividends on our common stock, and we currrently intend to retain future earnings for use in our business and do not anticipate paying dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Index

Performance Graph

The performance graph shown below shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of Socket Mobile, Inc. under the Securities Act of 1933, as amended, or the Exchange Act. The performance graph below shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from December 31, 2006 through December 31, 2011 comparing the return on the Company's common stock with the Russell 2000 Index and the NASDAQ Computer & Data Processing Index. No dividends have been declared or paid on the common stock during such period. Historical stock price performance is not necessarily indicative of future stock price performance.

Index

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and the notes thereto in Item 8, “Financial Statements and Supplementary Data.”

	Years Ended December 31,
(Amounts in thousands except per share)	2007	2008	2009(a)	2010(d)	2011(d)
Income Statement Data:
Revenue	$24,118	$26,557	$17,127	$13,498	$17,511
Gross profit	$11,873	$12,390	$7,374	$5,401	$7,250
Operating expenses	$15,261	$15,074	$15,702	$9,116	$8,524
Net loss	$(3,340)	$(2,765)	$(7,889)	$(3,976)	$(2,422)
Net loss per common share: Basic and diluted (b)	$(1.04)	$(0.86)	$(2.21)	$(1.05)	$(0.56)
Weighted average shares outstanding:
Basic and diluted (b)	3,193	3,219	3,562	3,796	4,360

	At December 31,
	2007	2008	2009	2010	2011
Balance Sheet Data:
Cash and cash equivalents	$4,963	$757	$1,940	$461	$957
Restricted cash (c)	$—	$—	$—	$711	$—
Total assets	$21,974	$19,757	$11,743	$9,067	$10,397

Bank line of credit	$2,622	$1,006	$1,002	$—	$1,110
Senior convertible note (c)	$—	$—	$—	$330	$—
Capital leases and deferred rent - long term portion	$140	$110	$97	$202	$184

Total stockholders’ equity	$13,534	$11,674	$5,388	$2,893	$3,126

(a)	Amounts for 2009 include goodwill impairment charges of $5.4 million recorded as of December 31, 2009. Additional information regarding goodwill impairment is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Note 1 – Summary of Significant Accounting Policies” contained in “Item 8. Financial Statements and Supplementary Data”.

(b)     Shares used in per share calculations of basic and diluted net loss per share reflect a one-for-ten reverse stock split effected by the Company on October 23, 2008. Net income and loss per share for the periods presented prior to the reverse split have been retroactively restated.

(c)     Under the terms of the senior convertible note financing closed in November 2010, the Company was required to set aside cash collateral to the extent qualified accounts receivables are less than the note plus interest. At December 31, 2010, the cash collateral requirement was $0.7 million. At December 31, 2010 the amount shown as the Company’s senior convertible note, represents the $1.0 million face value of the note net of debt discount of $0.67 million. See “Note 2 – Senior Convertible Note Financing” contained in “Item 8. Financial Statements and Supplementary Data” for additional information.

(d)     In the years ended December 31, 2010 and 2011, the net loss includes non-cash charges to interest expense of approximately $56,000 and $1,050,000, respectively, related to the Company’s senior convertible note. See “Note 2 – Senior Convertible Note Financing” contained in “Item 8. Financial Statements and Supplementary Data” for additional information.

Index

Item 7. Management’s Discussion and Analysis of Financial Condition and Results

of Operations

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our financial statements for the year ended December 31, 2011. The application of these policies requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on a combination of historical experience and reasonable judgment applied to other facts. Actual results may differ from these estimates, and such differences may be material to the financial statements. In addition, the use of different assumptions or judgments may result in different estimates. We believe our critical accounting policies that are subject to these estimates are: Revenue Recognition and Accounts Receivable Reserves, Inventory Valuation, Stock Based-Compensation, and Valuation of Goodwill and Other Intangible Assets.

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

Index

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

Stock-Based Compensation

We account for share-based awards to employees, including grants of employee stock options, in our financial statements based on the grant date fair values of the share-based awards. We use a binomial lattice valuation model to estimate the fair value of stock option grants made on or after January 1, 2006. The binomial lattice model incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these factors affect the estimate of the fair value of the stock option grants.

Valuation of Goodwill and Other Intangible Assets

Goodwill is tested for impairment at least annually as of September 30th and between annual tests if indicators of potential impairment exist. We test goodwill for impairment at the reporting unit level. We perform a two-step test to assess goodwill for impairment. The first step of the goodwill impairment test requires a determination of whether the fair value of the reporting unit is less than its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed only if the carrying value exceeds the fair value. The second step involves an analysis reflecting the allocation of fair value determined in the first step (as if it was the fair value of the consideration transferred in a business combination). This process may result in the determination of a new amount of goodwill. If the implied fair value of the goodwill resulting from this hypothetical acquisition accounting is lower than the carrying value of the goodwill in the reporting unit, the difference is reflected as a non-cash impairment loss. The purpose of the second step is only to determine the amount of goodwill that should be recorded on the balance sheet. The recorded amounts of other items on the balance sheet are not adjusted. We have determined that we have one reporting unit for purposes of goodwill testing.

We estimate the fair value of our single reporting unit utilizing up to three valuation methods: market capitalization, income approach and market approach. Revenue and expense forecasts used in the evaluation of goodwill are based on trends of historical performance and our estimate of future performance.

Index

Revenues

Our revenues have been classified into two primary product families for the years ended December 31, 2011, 2010, and 2009. Additionally, we sell OEM embedded products to third parties, and we continue to carry legacy plug-in connectivity products, and up through 2009 carried serial products until the sale of our serial product line in the third quarter of 2009. Our product revenues are presented in the following table:

(revenues in thousands)							%
	Years ended December 31,						Increase (Decrease)
	2011		2010		2009		2011 vs.	2010 vs.
Product family:	$’s	%’s	$’s	%’s	$’s	%’s	2010	2009
Mobile handheld computer products	$8,748	50%	$6,622	49%	$6,467	38%	32%		2%
Data collection products	7,613	43%	4,956	37%	5,632	33%	54%		(12%	)

Other:
OEM embedded products	672	4%	1,414	10%	3,318	19%	(52%	)	(57%	)
Connectivity (legacy)	478	3%	506	4%	815	5%	(6%	)	(38%	)
Serial interface	—	—	—	—	895	5%	—		(100%	)

Total	$17,511	100%	$13,498	100%	$17,127	100%	30%		(21%	)

Our mobile handheld computer product revenues in 2011 increased by 32%, or $2.1 million, from mobile handheld computer product revenues in 2010. Increased mobile handheld computer product revenues in 2011 reflect higher sales volumes due to a growing customer base with larger average unit deployments, and a recovery from shortages in the supply of our mobile handheld computer from our contract manufacturer compared to 2010. Beginning in late 2010, major tablet and smartphone manufacturers secured a majority of the LCD touch screen manufacturing capacity causing short term supply disruptions as LCD touch screen manufacturers reprioritized their capacity commitments. Consequently, beginning in the fourth quarter 2010, sales of our mobile handheld computer products were reduced as a result of the shortages in the availability of LCD touch screens used in the manufacture of our mobile handheld computer. The shortages continued but to progressively lesser extents through the first three quarters of 2011, resulting in an inability to fully ship our quarterly mobile handheld computer backlog within each quarter until resolution of the supply issue in the fourth quarter 2011.

Mobile handheld computer revenues in 2010 increased by 2%, or $155,000, from mobile handheld computer product revenues in 2009. Sales of our mobile handheld computer through the first nine months of 2010 increased by 12% compared to the same period in 2009, due to an increase in the volume of mobile handheld computer sales combined with an increase in related service revenues as a result of an increased percentage of customers opting to purchase our SocketCare extended warranty and accidental breakage coverage in conjunction with their deployments. However, in the fourth quarter 2010, sales of our mobile handheld computer products were reduced as a result of the supply shortages mentioned previously. Our mobile handheld product revenues in the fourth quarter 2010 declined to $1.2 million from $1.9 million in the third quarter 2010 as a consequence of the supply delays and our inability to ship our customer orders scheduled for shipment in the fourth quarter.

Index

Our data collection product revenues in 2011 increased by 54%, or $2.7 million from data collection revenues in 2010. Revenue increases in 2011 were primarily from $2.5 million in increased sales volumes of our Cordless Hand Scanner products including our new scanning products targeted at Apple’s iOS based products, and from $0.7 million in increased sales of our Cordless Ring Scanner. Partially offsetting these revenue increases in 2011 were declines totaling $0.6 million from reduced sales of our plug-in scanning products including our CompactFlash In-Hand Scan card, and our SDIO In-Hand Scan card.

In 2010, our data collection product revenues decreased by 12%, or $0.7 million from data collection revenues in 2009. Revenue decreases in 2010 were primarily from declines of $0.6 million in sales of our SDIO In-Hand Scan card due to reduced sales volumes of this product. Remaining declines in 2010 were from reduced sales of our Cordless Hand Scanner and Cordless Ring Scanner. Sales of our CompactFlash In-Hand Scan card were flat in 2010 compared to 2009. Our data collection product revenues continue to be affected by the worldwide economic slowdown as customers defer their deployment decisions. A significant sales volume of our plug-in scan cards are sold in conjunction with our mobile handheld computer. In the fourth quarter 2010 in particular, supply delays in our mobile handheld computer mentioned previously, adversely impacted our mobile handheld computer sales and consequently the companion plug-in scan card revenues as we were forced to defer shipments beyond year end.

Service revenues were $1.0 million or 5% of our revenues in 2011, $0.8 million or 6% of our revenues in 2010, and $0.3 million or 2% of our revenues in 2009. Increases in service revenues in 2011 were due to increases in out-of-warranty related services compared to 2010. Service revenues related to our SocketCare service program were flat in 2011 compared to 2010. Increases in 2010 service revenues compared to 2009 were due to an increased percentage of customers opting to purchase our SocketCare extended warranty and accidental breakage coverage in conjunction with their mobile handheld computer and data collection deployments, and increases in other out-of-warranty services. Service revenues have been allocated to the respective mobile handheld computer and data collection revenues for each of the years presented in the table above.

Our OEM embedded product revenues declined in 2011 by 52%, or $0.7 million from revenues in 2010. Revenue declines in 2011 reflect continued declines in sales of legacy products. Declines of $0.5 million were from reductions in sales of our wireless LAN plug-in cards. Additional declines in 2011 were from reduced sales of our Bluetooth products. In 2010, our OEM embedded product revenues declined by $1.9 million from revenues in 2009. Approximately half of the revenue decrease in 2010 was due to reduced sales of Bluetooth products. Sales of our Bluetooth modules to our OEM customers declined as a result of phasing out older Bluetooth technology and a last-buy purchase program through 2009. Sales of Bluetooth plug-in products declined as a result of last-buys of these products as we completed the phase out of these products in 2010. Remaining declines in the 2010 were from reductions in sales of our wireless LAN plug-in cards.

Index

Our connectivity product revenues for the three years presented in the above table consist of our legacy products including our Ethernet plug-in cards, modems, and accessory products including our Mobile Power Pack, adapters and cables. Connectivity product revenues in 2011 decreased by 6% from connectivity product revenues in 2010, and was due to slight declines in sales of our modem plug-in products and Ethernet plug-in products. Connectivity product revenues in 2010 decreased by 38%, or $0.3 million from connectivity product revenues in 2009, and was due primarily to declines in sales of our modem plug-in products with remaining declines from reduced sales of our Ethernet plug-in products. Overall connectivity product revenues have declined in the periods presented, reflecting a trend of year-over-year reductions in corporate deployments of these wired connection solutions as most users of mobile computing devices now connect to networks wirelessly.

As a result of the sale of our serial product technology and business on September 30, 2009, there are no revenues from serial interface products recognized beyond fiscal 2009 (see “Note 8 – Sale of Product Line Assets” for more information). Our standard serial PC card products were primarily sold to connect peripheral devices or other electronic equipment to notebook computers.

Gross Margins

Gross margins for 2011 were 41% of revenues compared to gross margins of 40% in 2010 and 43% in 2009. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Increases in overall margins in 2011 compared to 2010 were due to higher overall revenues in 2011 combined with fixed overhead, manufacturing variances, and inventory write-downs comprising a lower percentage of overall cost of goods sold compared to 2010, partially offset by margin declines in 2011 in our data collection product line due to a product mix emphasizing newer data collection products which typically begin with reduced margins that improve over time as unit volumes increase, and decreases in margins on our mobile handheld computer product line in 2011 due to a product mix within that line which emphasized lower margin OEM models compared to 2010. Declines in overall margins in 2010 compared to 2009 were due to declines in sales of above average margin products combined with fixed overhead costs which comprised a greater portion of the overall cost of goods sold due to lower revenues in 2010 compared to 2009. Partially offsetting these margin declines in 2010 were increases in sales of our mobile handheld computer which comprised a greater portion of our overall revenues combined with improved margins on this particular product in 2010 compared to one year ago.

Research and Development Expense

Research and development expense in 2011 was $2.8 million, an increase of 13% from research and development expense in 2010 of $2.5 million. Research and development expense in 2010 decreased16% from research and development expense in 2009 of $2.9 million. Increases in 2011 compared to 2010 were primarily from increased personnel costs due to the elimination of a payroll salary cost savings program which had been in effect throughout fiscal 2010, and increases in development activities. Partially offsetting these increases were reductions in equipment costs in 2011 compared to 2010. In 2010, approximately 31% if the reduction in research and development expense compared to 2009 was due to lower personnel costs primarily from salary reductions as a result of the continued implementation of cost reduction programs in response to the economic climate. Remaining reductions in research and development expense in 2010 compared to 2009 were primarily from reduced development costs due to a reduction in product development activities, and reduced equipment costs related to the reductions in product development activities.

Index

Sales and Marketing Expense

Sales and marketing expense in 2011 was $3.6 million, a decrease of 12% compared to sales and marketing expense in 2010 of $4.1 million. Sales and marketing expense in 2010 decreased by 21% compared to sales and marketing expense in 2009 of $5.2 million. The majority of the reduction in sales and marketing expense 2011 compared to 2010 was from reduced personnel costs as a result of a realignment of the sales force we initiated in the fourth quarter 2010 to emphasize inside sales personnel located at the Company’s Newark, CA headquarters to better serve our customer base, and from reductions in the related travel expense as a result of fewer outside sales personnel. Partially offsetting these declines in 2011 were increases in advertising and promotional expense reflective of the overall increase in 2011 revenues compared to 2010. Approximately half of the reduction in sales and marketing expense in 2010 compared to 2009 was from reduced personnel costs due to salary reductions and realignment of the sales force mentioned previously. Additional declines in 2010 were primarily from reduced advertising and promotion expense and travel costs compared to 2009.

General and Administrative Expense

General and administrative expense in 2011 was $2.1 million, a decline of 16% compared to general and administrative expense of $2.5 million in 2010. General and administrative expense in 2010 increased 14 % compared to general and administrative expense of $2.2 million in 2009. Decreases in 2011 were related primarily to a non-recurring expense charged in the fourth quarter 2010 to general and administrative expense, totaling $0.4 million related to the closing of our senior convertible note financing in November 2010. Additional declines in general and administrative expense related to reductions in legal expense in 2011 compared to 2010, were offset by increased personnel costs in 2011 due to the elimination of a payroll salary cost savings program which had been in effect throughout fiscal 2010. General and administrative expense increased in 2010 compared to 2009 due to the non-recurring charge mentioned previously. Excluding this fourth quarter non-recurring financing cost, remaining general and administrative expenses in 2010 decreased 10% from comparable expenses in 2009. Reductions in comparable general and administrative expense in 2010 were primarily from salary reductions, reduced occupancy costs and lower consulting and professional fees. Partially offsetting these reductions in 2010 in comparable expenses were increases in fees associated with our bank line of credit (through the date of termination on November 2, 2010) and an increase in stock compensation expense related to the stock option exchange completed on July 1, 2010.

Amortization of Intangibles

Total charges related to amortization of intangibles were $60,000 in 2011 and in 2010, and $77,000 in 2009. Future intangible amortization charges are solely related to the patent acquired in 2004, and will be $15,000 per quarter going forward until fully amortized in June 2014. Charges related to amortization of intangibles are included in research and development expense.

Goodwill

We performed the annual goodwill impairment analysis as of September 30, 2011. Goodwill was not impaired as of September 30, 2011. The factors used in performing a goodwill impairment analysis are highly subjective and may be adversely affected by our future financial results and market conditions, and may result in future impairment write-downs.

Index

In the fourth quarter 2009 indications of impairment existed subsequent to the annual impairment test at September 30, 2009, and as a result we performed additional impairment testing with the assistance of a third-party valuation specialist. Based on the impairment analysis at December 31, 2009, we recorded a preliminary estimate of $5,370,946 of goodwill impairment. For the year ended December 31, 2010, we determined that there was no impairment to goodwill.

Interest Income and Other, and Interest Expense

Interest income reflects interest earned on cash balances. Interest income in 2011, 2010, and 2009 was nominal. Interest income in the comparable periods reflects lower average cash balances combined with low average rates of return.

Interest expense was $1,115,000 in 2011 compared to $246,000 in 2010, and $225,000 in 2009. Interest expense in 2011 is primarily related to our convertible note payable including the amortization of the related debt discount and interest on the principal outstanding during the period including a premium upon redemption. Amortization of debt discount, the redemption premium, and interest paid in common stock are non-cash expenses and totaled $1,050,000 in 2011 (see “NOTE 2 — Senior Convertible Note Financing” contained in “Item 8. Financial Statements and Supplementary Data” for more information). Additionally, interest expense includes interest on equipment lease financing obligations in each of the three years presented, and interest on amounts drawn on our bank lines of credit through the date of termination of the credit lines in November 2010 prior to the issuance of our convertible note payable, and beginning in October 2011 with a new credit facility subsequent to the full conversion of the note.

Income Taxes

Deferred tax expense of $32,000 in 2011 and $16,000 in 2010, a deferred tax benefit of $225,000 in 2009, and the corresponding deferred tax liability shown on our balance sheet, is related entirely to the deferred tax liability on the portion of our goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. Goodwill impairment charges recorded at December 31, 2009 on that portion of our goodwill being amortized for tax purposes resulted in the reversal of accumulated deferred tax expense in 2009 and the related deferred tax liability, temporarily eliminating the difference between financial and tax reporting at December 31, 2009, and through the first half of 2010. We maintain a full valuation allowance for all other components of deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized. We have not generated taxable income in any periods in any jurisdiction, foreign or domestic.

Index

Quarterly Results of Operations

The following table sets forth summary quarterly statements of operations data for each of the quarters in 2010 and 2011. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in our opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
(amounts in thousands, except per share amounts)	Mar 31, 2010	Jun 30, 2010	Sep 30, 2010	Dec 31, 2010	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011
Summary Quarterly Data:
Revenue	$3,807	$3,654	$3,414	$2,623	$4,039	$4,353	$4,681	$4,437
Cost of revenue	2,202	2,149	2,052	1,693	2,525	2,526	2,684	2,525
Gross profit	1,605	1,505	1,362	930	1,514	1,827	1,997	1,912
Operating expenses:
Research and development	696	574	596	597	670	648	702	756
Sales and marketing	1,239	960	973	934	828	858	933	988
General and administrative	661	492	515	879	595	532	504	510
Total operating expenses	2,596	2,026	2,084	2,410	2,093	2,038	2,139	2,254
Interest income (expense), net (a)	(48)	(54)	(38)	(106)	(341)	(173)	(577)	(25)
Deferred tax expense(benefit)	—	—	8	8	8	8	8	8
Net income (loss)	$(1,039)	$(575)	$(768)	$(1,594)	$(928)	$(392)	$(727)	$(375)
Basic and diluted net income (loss) per share	$(0.27)	$(0.15)	$(0.20)	$(0.42)	$(0.24)	$(0.09)	$(0.16)	$(0.07)

(a) Quarterly non-cash charges to interest expense related to our senior convertible note were approximately $56 thousand in the quarter ended December 31, 2010, and $320 thousand, $153 thousand, and $577 thousand, respectively, in each of the three quarters in the period ended September 30, 2011. See “Note 2 – Senior Convertible Note Financing” contained in “Item 8. Financial Statements and Supplementary Data” for additional information.

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

Index

Liquidity and Capital Resources

During the years ended December 31, 2011, 2010, and 2009, we incurred net losses of $2.4 million, $4.0 million, $7.9 million, respectively. We have a history of operating losses and we may continue to be unprofitable in the foreseeable future. As of December 31, 2011, we have an accumulated deficit of $57.2 million. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $42 million in equity capital to fund our operations.

As reflected in our Statements of Cash Flows, net cash used in operating activities in 2011 was $1.2 million, compared to $0.6 million used in operating activities in 2010, and $0.1 million provided from operating activities in 2009. We calculate net cash used in operating activities by reducing our net loss ($2.4 million, $4.0 million, and $7.9 million in 2011, 2010, and 2009, respectively) by those expenses that did not require the use of cash, and reversing gains that did not generate cash. These items consist of stock based compensation expense, depreciation, amortization of intangible assets, deferred tax expense, in 2011 and 2010 the amortization of debt discount, in 2010 the issuance of common stock for services, and in 2009 a reversal of deferred tax expense. These amounts totaled $2.2 million, $1.3 million, and $0.6 million in 2011, 2010, and 2009, respectively. Also, in 2009 our net loss includes a gain of $450,000 from the sale of our serial product line assets in September of 2009 and goodwill impairment charges of $5.4 million. Increases in non-cash charges in 2011 were primarily from increases in charges related to our senior convertible note financing including amortization of debt discount and interest expense related to a premium issued for full conversion of the note to common stock and interest on the note principal paid in common stock. Additional increases in non-cash charges in 2011 were from increases in stock-based compensation expense and increases in deferred tax expense compared to 2010. Partially offsetting these increases in non-cash charges in 2011 were decreases in depreciation expense due to reductions in the purchasing of equipment and tooling, and decreases in common stock issued for services in 2011 compared to 2010. Increases in non-cash charges in 2010 were primarily from increases in deferred tax expense, charges related to our senior convertible note financing including amortization of debt discount, and common stock warrants issued for services. Partially offsetting these increases in non-cash charges in 2010 were decreases in depreciation expense due to reductions in the purchasing of equipment and tooling, and decreases in stock-based compensation expense compared to 2009.

In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In 2011, changes in operating assets and liabilities resulted in a net use of cash of $1.0 million and were primarily from increases in accounts receivable due to increased shipments in the fourth quarter of 2011 compared to the fourth quarter of 2010 resulting from the elimination of a supply shortage on our mobile handheld computers from our contract manufacturer that began in the fourth quarter 2010, and overall revenue growth on our key product lines in 2011 compared to 2010, partially offset by increases in deferred income on shipments to distributors as a result of our distribution channel carrying higher levels of our products to meet higher revenue levels, and reductions in our inventory levels as a result of planned reductions from year-end levels. In 2010, changes in operating assets and liabilities resulted in a net source of cash of $1.9 million and were primarily from increases in accounts payable due to the timing of payments, reductions in inventory levels as a result of planned reductions from year-end levels, reductions in accounts receivable due to lower shipments in the fourth quarter of 2010 compared to the fourth quarter of 2009 resulting from a supply shortage in our mobile handheld computer mentioned previously, and increases in deferred rent as a result of four months of rent abatement provided for under the terms of the amendment to our facilities lease completed in August 2010. Partially offsetting these were decreases in accrued payroll and related expenses in 2010 compared to 2009 due to lower personnel costs as a result of salary reductions, and declines in deferred income on shipments to distributors due to lower levels of inventory held by our distributors at year-end as a result of the shipping delays in the fourth quarter 2010 mentioned previously compared the same quarter one year ago.

Index

Cash used in investing activities was $177,000 in 2011, compared to $144,000 in 2010, and cash provided by investing activities of $164,000 in 2009. Increased investing activities in 2011 compared to 2010 reflect leasehold improvements related to our service department. Reductions in investing activities in 2010 compared to 2009 reflect reductions in equipment and tooling purchases due to fewer projects requiring these expenditures. In 2009, proceeds of $450,000 from the sale of our serial product line assets in September 2009 were partially offset by cash used for equipment and tooling purchases in 2009.

Cash provided from financing activities was $1.9 million in 2011, compared to cash used in financing activities of $0.7 million in 2010, and cash provide from financing activities of $0.9 million in 2009. Cash provided from financing activities in 2011 was primarily from net proceeds borrowed against our new bank lines of credit beginning in October 2011 (see “NOTE 4 — Bank Financing Arrangements” in “Item 8. Financial Statements and Supplementary Data” for more information) and from reductions in restricted cash. Financing activities in 2010 consisted primarily of net amounts paid of $1.0 million on our bank lines of credit through the date of termination in November 2010, offset by the proceeds from the issuance of our $1.0 million senior convertible note, which was partially offset by a restricted cash requirement of $0.7 million under the terms of the note collateralization (see “NOTE 2 — Senior Convertible Note” in “Item 8. Financial Statements and Supplementary Data” for more information). Financing activities in 2009 consisted primarily of net proceeds of $0.9 million from the issuance of common stock and warrants. Financing activities in 2008 consisted primarily of net amounts paid of $1.6 million on our bank lines of credit and repayment of the outstanding balance of $0.4 million on our term loan in December 2008 in conjunction with entering into a new credit line agreement at that time, and payments on capital leases, partially offset by proceeds from the exercise of stock options and warrants totaling $0.2 million.

Our cash balances at December 31, 2011 were $1.0 million, including $1.1 million advanced on our bank lines of credit. At December 31, 2011 we had additional unused borrowing capacity of approximately $0.9 million on our bank lines of credit. Our balance sheet at December 31, 2011 has a current ratio (current assets divided by current liabilities) of 0.79 to 1.0, a working capital deficit of $1.4 million (current assets less current liabilities), and no material long term debt. We have taken steps beginning in the fourth quarter of 2008 to reduce our overall expenses and to align our cost structure with current economic conditions. We have the ability to further reduce expenses if necessary. We believe our existing cash, plus our ability to reduce costs and manage our working capital balances, and our bank lines of credit will be sufficient to meet our funding requirements at least through December 31, 2012. If we can return to profitability and revenue growth, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increasing expenses, including more employees to support our growth and increases in salaries, benefits, and related support costs for employees. If we cannot return to profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. There can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of our current operations.

Index

Our contractual obligations at December 31, 2011 are outlined in the table shown below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Capital leases	$19,000	$14,000	$5,000	$—	$—
Operating leases	2,555,000	369,000	742,000	802,000	642,000
Unconditional purchase obligations with contract manufacturers	5,248,000	5,248,000	—	—	—
Total contractual obligations	$7,822,000	$5,631,000	$747,000	$802,000	$642,000

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Index

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash and our bank credit line facilities. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended December 31, 2011, a decline of 1% in interest rates would not have had a material effect on our quarterly interest income.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. Recently our distributor in Japan began purchasing our products in Yen. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros and our Yen denominated receivables to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended December 31, 2011, an adverse change of 10% in exchange rates would have resulted in an increase in our net loss for the fourth quarter 2011 of approximately $66,000 if left unprotected. For the fourth quarter of 2011 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net loss of $12,000. We will continue to monitor, assess, and mitigate through hedging activities, the risk

Item 8. Financial Statements and Supplementary Data

The supplementary information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Socket Mobile, Inc.

We have audited the accompanying balance sheets of Socket Mobile, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Socket Mobile, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Santa Clara, California

March 9, 2012

Index
SOCKET MOBILE, INC.
BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$957,022	$460,833
Restricted cash	—	710,797
Accounts receivable, net	2,791,549	813,569
Inventories	1,461,052	1,698,650
Prepaid expenses and other current assets	218,862	128,131
Total current assets	5,428,485	3,811,980

Property and equipment:
Machinery and office equipment	2,212,178	2,140,897
Computer equipment	1,324,696	1,285,197
	3,536,874	3,426,094
Accumulated depreciation	(3,225,231)	(2,954,757)
Property and equipment, net	311,643	471,337

Intangible assets, net	150,000	210,000
Goodwill	4,427,000	4,427,000
Other assets	80,076	146,298
Total assets	$10,397,204	$9,066,615

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,266,764	$3,683,771
Accrued expenses	94,554	86,554
Accrued payroll and related expenses	564,980	634,146
Bank line of credit	1,109,600	—
Deferred income on shipments to distributors	1,571,544	673,484
Short term portion of deferred service revenue	247,174	324,267
Short term portion of capital leases and deferred rent	17,731	27,080
Total current liabilities	6,872,347	5,429,302

Long term portion of deferred service revenue	167,476	197,044
Long term portion of capital leases and deferred rent	184,341	202,072
Senior convertible note payable, net of debt discount of $670,447 at December 31, 2010	—	329,553
Deferred income taxes	47,455	15,515
Total liabilities	7,271,619	6,173,486

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 10,000,000 shares,
Issued and outstanding – 4,832,079 shares at December 31, 2011 and 3,801,991 shares at December 31, 2010	4,832	3,802
Additional paid-in capital	60,324,852	57,671,065
Accumulated deficit	(57,204,099)	(54,781,738)
Total stockholders’ equity	3,125,585	2,893,129
Total liabilities and stockholders’ equity	$10,397,204	$9,066,615

See accompanying notes.

Index

SOCKET MOBILE, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009

Revenues	$17,510,780	$13,498,196	$17,126,630

Cost of revenues	10,261,612	8,096,520	9,753,006

Gross profit	7,249,168	5,401,676	7,373,624

Operating expenses:
Research and development	2,775,058	2,463,268	2,926,954
Sales and marketing	3,606,982	4,106,260	5,167,783
General and administrative	2,142,214	2,546,648	2,236,306
Impairment charges	—	—	5,370,946
Total operating expenses	8,524,254	9,116,176	15,701,989

Operating loss	(1,275,086)	(3,714,500)	(8,328,365)

Interest expense, net (see Note 2)	(1,115,335)	(245,822)	(224,700)
Gain on sale of product line assets	—	—	450,000

Net loss before deferred taxes	(2,390,421)	(3,960,322)	(8,103,065)
Deferred tax (expense) benefit	(31,940)	(15,515)	214,261
Net loss	$(2,422,361)	$(3,975,837)	$(7,888,804)

Net loss per common share:
Basic and diluted	$(0.56)	$(1.05)	$(2.21)

Weighted average shares outstanding:
Basic and diluted	4,360,217	3,795,673	3,562,080

See accompanying notes.

Index

SOCKET MOBILE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2008	3,229,916	$3,230	$54,588,192	$(42,917,097)	$11,674,325
Issuance of common stock and warrants	556,786	557	884,171	—	884,728
Exercise of warrants	705	1	(1)	—	—
Exercise of stock options	1,360	1	2,664	—	2,665
Stock-based compensation	—	—	715,086	—	715,086
Net loss	—	—	—	(7,888,804)	(7,888,804)
Balance at December 31, 2009	3,788,767	3,789	56,190,112	(50,805,901)	5,388,000
Exercise of warrants	273	—	—	—	—
Exercise of stock options	12,951	13	27,803	—	27,816
Stock-based compensation	—	—	676,554	—	676,554
Issuance of warrants in conjunction with senior convertible note financing	—	—	386,048	—	386,048
Beneficial conversion feature associated with senior convertible note financing	—	—	390,548	—	390,548
Net loss	—	—	—	(3,975,837)	(3,975,837)
Balance at December 31, 2010	3,801,991	3,802	57,671,065	(54,781,738)	2,893,129
Exercise of warrants	12,143	12	21,846	—	21,858
Exercise of stock options	14,451	15	29,724	—	29,739
Stock-based compensation	—	—	723,199	—	723,199
Conversion of senior convertible note and accrued interest to common stock	721,009	721	1,105,398	—	1,106,119
Beneficial feature associated with senior convertible note financing	—	—	273,904	—	273,904
Common stock issuance for settlement of accounts payable	282,485	282	499,716	—	499,998
Net loss	—	—	—	(2,422,361)	(2,422,361)
Balance at December 31, 2011	4,832,079	$4,832	$60,324,852	$(57,204,099)	$3,125,585

See accompanying notes.

Index
SOCKET MOBILE, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
Operating activities
Net loss	$(2,422,361)	$(3,975,837)	$(7,888,804)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	723,199	676,554	715,086
Depreciation	336,996	459,686	503,983
Amortization of intangible assets	60,000	60,000	76,787
Issuance of common stock warrant for services	—	50,500	—
Amortization of debt discount to interest expense	944,351	55,649	—
Interest expense related to premium for conversion of convertible note	89,387	—	—
Interest expense on convertible note settled with common stock	16,732	—	—
Deferred tax expense (benefit)	31,940	15,515	(214,261)
Gain on sale of product line assets	—	—	(450,000)
Impairment charges	—	—	5,370,946
Changes in operating assets and liabilities:
Accounts receivable	(1,977,980)	845,814	1,675,278
Inventories	237,598	345,469	1,885,703
Prepaid expenses and other current assets	(24,509)	340,507	(1,841)
Accounts payable and accrued expenses	90,991	868,031	(611,476)
Accrued payroll and related expenses	(69,166)	(172,604)	32,316
Deferred income on shipments to distributors	898,060	(244,272)	(1,083,985)
Deferred service revenue	(106,661)	(65,722)	154,381
Change in deferred rent	(14,007)	102,189	(17,777)
Net cash provided by (used in) operating activities	(1,185,430)	(638,521)	146,336
Investing activities
Purchase of equipment and tooling	(177,302)	(143,559)	(285,668)
Proceeds from sale of product line assets	—	—	450,000
Net cash provided by (used in) investing activities	(177,302)	(143,559)	164,332
Financing activities
Payments on capital leases and equipment financing notes	(13,073)	(12,313)	(11,405)
Proceeds from borrowings under bank line of credit agreement	2,033,111	5,609,560	8,684,054
Repayments of borrowings under bank line of credit agreement	(923,511)	(6,611,648)	(8,687,757)
Proceeds from stock options exercised	29,739	27,816	2,665
Proceeds from warrants exercised	21,858	—	—
Proceeds from issuance of senior convertible note and warrants	—	1,000,000	—
Reduction (increase) in restricted cash requirement	710,797	(710,797)	—
Proceeds from the issuance of common stock and warrants	—	—	884,728
Net cash provided by financing activities	1,858,921	(697,382)	872,285
Net increase (decrease) in cash and cash equivalents	496,189	(1,479,462)	1,182,953
Cash and cash equivalents at beginning of year	460,833	1,940,295	757,342
Cash and cash equivalents at end of year	$957,022	$460,833	$1,940,295
Supplemental cash flow information
Cash paid for interest	$66,036	$190,278	$225,132
Non-cash investing and financing activities:
Issuance of common stock in exchange for forgiveness of accounts payable	$499,998	$—	$—
Conversion of senior convertible note and accrued interest to common stock	$1,106,119	$—	$—
Beneficial conversion feature associated with senior convertible note	$273,904	$390,548	$—
Warrants issued in conjunction with senior convertible note	$—	$335,548	$—
Warrants issued in conjunction with common stock financing	$—	$—	$107,034
Addition of equipment under capital lease	$—	$—	$28,715

See accompanying notes.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — Summary of Significant Accounting Policies

Organization and Business

Socket Mobile, Inc. (the “Company”), produces mobile handheld computers and data collection products serving the business mobility market and designed for the mobile worker. The Company offers a family of general purpose handheld computer products running the Windows Mobile operating system and a wide range of data collection products including two dimensional (2D) and linear (1D) bar code scanners, Radio Frequency Identification (RFID) readers, and magnetic stripe readers. The Company also offers wearable ring scanners, customized versions of its handheld computers, embedded wireless LAN cards and Bluetooth modules as OEM products to third-party companies. The Company’s data collection products work with the Company’s handheld computers and the Company’s cordless hand scanners work with many third-party mobile handheld devices including smartphones, tablet computers, ultra-mobile personal computers (UMPCs), notebooks and desktop systems, adding data collection capabilities to these devices. For a complete description of the Company’s products see “Products” in “Item 1. Business.” The Company works closely with software application developers offering or developing software applications for use with the Company’s mobile handheld computers and barcode scanners. The Company offers software developers kits to enable developers to easily integrate the Company’s barcode scanning products into their applications. The Company’s family of barcode scanners are designed to work with a wide range of smartphones and tablets running Apple iOS4, Google Android, RIM BlackBerry and Microsoft Windows/Windows Mobile operating systems. Healthcare and hospitality are two of the primary areas of focus for software application developers who have developed applications for use on the Company’s handheld computers, and a significant portion of the Company’s handheld computer sales now come from organizations within these two market segments. Other vertical markets benefiting from mobile solutions include retail merchandising, automotive, government and education. These mobile application solutions are designed to improve the productivity of business enterprises and service providers.

The Company subcontracts the manufacturing of substantially all of its products to independent third-party contract manufacturers who are located in the U.S., China and Taiwan and who have the equipment, know-how and capacity to manufacture products to the Company’s specifications. The Company markets its products through a worldwide network of distributors and resellers, as well as through original equipment manufacturers and value added resellers. The geographic regions served by the Company include the Americas, Europe, the Middle East, Africa and Asia Pacific. The Company’s total employee headcount on December 31, 2011 was 66 people.

The Company was founded in March 1992 as Socket Communications, Inc. and reincorporated in Delaware in 1995 prior to the Company’s initial public offering in June 1995. The Company began doing business as Socket Mobile, Inc. in January 2007 to better reflect its market focus on the mobile business market, and changed its legal name to Socket Mobile, Inc. in April 2008. The Company’s common stock trades on the NASDAQ Capital Market under the symbol “SCKT.” The Company’s principal executive offices are located at 39700 Eureka Drive, Newark, CA 94560.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Liquidity

During the years ended December 31, 2011, 2010, and 2009, the Company incurred net losses of $2,422,361, $3,975,837, and $7,888,804, respectively. As of December 31, 2011, the Company has an accumulated deficit of $57,204,099. The Company’s cash balances at December 31, 2011 were $957,022 including $1,109,600 advanced on its bank lines of credit. At December 31, 2011 the Company had additional unused borrowing capacity of approximately $901,000 on its bank lines of credit (approximately $248,000 and $653,000, respectively, on the domestic and international credit lines). The Company’s balance sheet at December 31, 2011 has a current ratio (current assets divided by current liabilities) of 0.79 to 1.0, and a working capital deficit of $1,449,862 (current assets less current liabilities), and no material long term debt.

Beginning in the fourth quarter of 2008, the Company took actions to reduce its expenses and to align its cost structure with economic conditions in response to the slow-down in business spending resulting from the economic downturn beginning in late 2008. The Company took additional actions during 2009 to reduce expenses, and the Company reduced overall expenses further in 2010 and 2011. The Company has the ability to further reduce expenses if necessary. Additional steps by management intended to reduce operating losses and achieve profitability include the introduction of new products, continued close support of the Company’s distributors and its application partners as they establish their mobile applications in key vertical markets. Management believes its existing cash, plus its ability to reduce costs and manage its working capital balances, and its bank lines of credit will be sufficient to meet its funding requirements at least through December 31, 2012.

If the Company can return to revenue growth and attain profitability, the Company anticipates requirements for cash will include funding of higher receivable and inventory balances, and increased expenses, including an increase of costs relating to new employees to support the Company’s growth and increases in salaries, benefits, and related support costs for employees. If the Company cannot attain profitability, the Company will not be able to support its operations from positive cash flows, and the Company would use its existing cash to support operating losses. The Company may also find it necessary to raise additional capital to fund its operations, however, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. If the Company is unable to secure the necessary capital for its business, the Company may need to suspend some or all of its current operations.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. As of December 31, 2011 and 2010, all of the Company’s cash and cash equivalents consisted of demand and money market deposits held in banks.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Restricted Cash

There was no restricted cash at December 31, 2011. At December 31, 2010, all of the Company’s restricted cash consisted of amounts held in demand deposits in banks under the terms of its senior convertible note issued in November 2010. Under the terms of the note the Company was required at all times to maintain collateralization of the convertible note with an amount equivalent to the unconverted principal plus accrued interest. Collateral consisted of qualified accounts receivable of the Company, plus cash to the extent qualified accounts receivables were less than the unconverted principal plus accrued interest.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Fair Value Measurements

The Company’s estimates of fair value for assets and liabilities is based on a framework that establishes a hierarchy of the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect management’s significant market assumptions. The three levels of the hierarchy are as follows:

Level 1:	Unadjusted quoted market prices for identical assets or liabilities in active markets that we have the ability to access.
Level 2:	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, default rates, etc.) or can be corroborated by observable market data.
Level 3:	Valuations based on models where significant inputs are not observable. The unobservable inputs reflect management’s assumptions about the assumptions that market participants would use.

There were no significant fair value measurements for the years ended December 31, 2011 and 2010. The significant fair value measurements for the year ended December 31, 2009 were on a nonrecurring basis and related to the Company’s goodwill impairment assessment as described below under “Goodwill and Other Intangible Assets Review.” The Company performed an impairment test of its goodwill as of December 31, 2009 using Level 3 inputs and recorded estimated goodwill impairment charges of $5.4 million as of December 31, 2009.

Index

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

The Company's forward foreign currency contracts are recorded at fair value at December 31, 2011. At December 31, 2011, these derivative instruments were not designated as hedges, and accordingly, changes in the fair value of the forward foreign currency contracts were recorded in earnings. At December 31, 2011, contracts with a notional amount of $323,000 to hedge Euros and $277,000 to hedge Yen had fair values of an immaterial amount for each currency based on quotations from financial institutions, and had maturity dates in January 2012. At December 31, 2010, contracts with a notional amount of $132,900 to hedge Euros had a fair value of an immaterial amount based on quotations from financial institutions, and had maturity dates in January 2011.

Accounts Receivable Allowances

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers. Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible. The following describes activity in the allowance for doubtful accounts for the years ended December 31, 2011, 2010, and 2009:

Year	Balance at Beginning of Year	Charged to Costs and Expenses	Amounts Written Off	Balance at End of Year
2011	$89,058	$—	$—	$89,058
2010	$121,713	$—	$32,655	$89,058
2009	$118,651	$3,062	$—	$121,713

Inventories

Inventories consist principally of raw materials and sub-assemblies stated at the lower of standard cost, which approximates actual costs (first-in, first-out method), or market. Market is defined as replacement cost, but not in excess of estimated net realizable value or less than estimated net realizable value less a normal margin. At the end of each reporting period, the Company compares its inventory on hand to its forecasted requirements for the next nine month period and the Company writes-off the cost of any inventory that is surplus, less any amounts that the Company believes it can recover from the disposal of goods that it specifically believes will be saleable past a nine month horizon. The Company’s sales forecasts are based upon historical trends, communications from customers, and marketing data regarding market trends and dynamics. Changes in the amounts recorded for surplus or obsolete inventory are included in cost of revenue. Inventory components at year-end, net of write-downs, are presented in the following table:

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

	December 31,
	2011	2010
Raw materials and sub-assemblies	$1,432,696	$1,608,469
Finished goods	28,356	90,181
	$1,461,052	$1,698,650

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method, over the estimated useful lives of the assets ranging from one to five years. Assets under capital leases are amortized in a manner consistent with the Company’s normal depreciation policy for owned assets, or the remaining lease term as applicable.

Goodwill

Goodwill is tested for impairment annually as of September 30th or more frequently when events or circumstances indicate that the carrying value of the Company’s single reporting unit more likely than not exceeds its fair value. No impairment of goodwill was recorded in 2011 and 2010.

Subsequent to the annual impairment test at September 30, 2009, indicators of impairment existed which resulted in the Company performing additional impairment testing with the assistance of a third-party valuation specialist as of December 31, 2009. The Company used the two step test as required to assess goodwill for impairment. The first step of the goodwill impairment test consisted of comparing the carrying value of the reporting unit to its fair value. Management estimated the fair value of the Company using various methods and compared the fair value to the carrying amount (net book value) to ascertain if potential goodwill impairment existed. The Company utilized methods that focused on its ability to produce income (“Income Approach”) and the estimated consideration it would receive if there were a sale of the Company (“Market Approach”). Key assumptions utilized in the determination of fair value in step one of the test included the following: the Company’s market capitalization; market multiples of comparable companies within its industry; revenue and expense forecasts used in the evaluation were based on trends of historical performance and management’s estimate of future performance; cash flows utilized in the discounted cash flow analysis were estimated using a weighted average cost of capital determined to be appropriate for the Company.

Based on the fair value estimated in step one, the Company determined a step one failure occurred which indicated a goodwill impairment may exist. The Company performed a step two analyses which included estimating the fair value of its assets and liabilities, including previously unrecognized intangible assets. The Income Approach was utilized to value the Company’s identified intangible assets, including developed technology, trade name, patents, and internally developed software. As a result, the Company recorded an estimated $5,370,946 goodwill impairment as of December 31, 2009.

Deferred Rent

The Company operates its headquarters under a non-cancelable operating lease. The Company recognizes rent expense under its lease on a straight line basis measured over the term of the lease. The excess of accumulated rental expense measured on a straight lined basis over actual accumulated rent paid is capitalized as a liability on the Company’s balance sheet in its short and long term components. The short term and long term components of deferred rent at December 31, 2011 were $3,853 and $179,527, respectively. The short term and long term components of deferred rent at December 31, 2010 were $14,008 and $183,379, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company invests its cash in demand and money market deposit accounts in banks. To the extent of the amounts recorded on the balance sheet, cash is concentrated at the Company’s bank to the extent needed to comply with the minimum liquidity ratio of the bank line agreement. To date, the Company has not experienced losses on these investments. The Company’s trade accounts receivables are primarily with distributors and OEMs. The Company performs ongoing credit evaluations of its customers’ financial conditions but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. At December 31, 2011, there were three customers with material amounts outstanding totaling 54% of the Company’s accounts receivable balances. At December 31, 2010, there were five customers with material amounts outstanding totaling 62% of the Company’s accounts receivable balances.

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry, such as the Company experienced in the fourth quarter 2010 and to a progressively lesser extent over the first, second, and third quarters of 2011 with the delays in availability of LCD touch screens used in the manufacture of the Company’s mobile handheld computer. If the Company were unable to procure certain of such materials, it would be required to reduce its operations, which could have a material adverse effect upon its results. At December 31, 2011 and 2010, 56% and 32%, respectively, of the Company’s accounts payable balances were concentrated in a single supplier. For the years ended December 31, 2011, 2010, and 2009, two suppliers accounted for 70%, 63%, and 63%, respectively, of the inventory purchases in each of these years.

Revenue Recognition and Deferred Income

Revenue on sales to customers other than distributors is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Revenue on sales to distributors where a right of return exists is recognized upon “sell-through,” when products are shipped from the distributor to the distributor’s customer. Revenue related to those products in the Company’s distribution channel at the end of each reporting period which has not sold-through is deferred. The amount of deferred revenue net of related cost of revenue is classified as deferred income on shipments to distributors on the Company’s balance sheet. At December 31, 2011 and 2010, deferred income on shipments to distributors represented deferred revenues totaling $3,448,021 and $1,400,155, respectively, net of related costs of those revenues of $1,876,477 and $726,671, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

The Company also earns revenue from its SocketCare Extended Warranty service program which offers extended warranty coverage of up to three years in duration on select products. Revenues from the SocketCare Extended Warranty service program are recognized ratably over the life of the extended warranty contract. The amount of unrecognized warranty service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short and long term components. The Company also earns revenue from services performed in connection with consulting arrangements. For those contracts that include contract milestones or acceptance criteria the Company recognizes revenue as such milestones are achieved or as such acceptance occurs. In some instances the acceptance criteria in the contract requires acceptance after all services are complete and all other elements have been delivered. Revenue recognition is deferred until those requirements are met. Revenues related to these services in the years presented were not material.

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include salaries and employee benefits, stock-based compensation expense, third party development costs including consultants and outside services, and allocations of overhead and occupancy costs.

The accounting for the costs of computer software to be sold, leased or otherwise marketed, requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expenses in the accompanying statements of operations.

Advertising Costs

Advertising costs are charged to sales and marketing as incurred. The Company incurred $296,346, $188,600, and $426,923, in advertising costs during 2011, 2010, and 2009, respectively.

Income Taxes

The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Shipping and handling costs

Shipping and handling costs are included in the cost of revenues in the statement of operations.

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net loss	$(2,422,361)	$(3,975,837)	$(7,888,804)
Denominator:
Weighted average common shares outstanding used in computing net loss per share:
Basic and diluted	4,360,217	3,795,673	3,562,080
Net loss per share applicable to common stockholders:
Basic and diluted	$(0.56)	$(1.05)	$(2.21)

For the 2011, 2010, and 2009 periods presented, the diluted net loss per share is equivalent to the basic net loss per share because the Company experienced losses in these years and thus no potential common shares underlying stock options or warrants have been included in the net loss per share calculation. Options and warrants to purchase 2,034,532, 1,829,375, and 1,298,501 shares of common stock in 2011, 2010, and 2009, respectively, have been omitted from the loss per share calculation as their effect is anti-dilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation of stock options granted to employees and directors and of employee stock purchase plan shares by estimating the fair value of stock-based awards using the binomial lattice model. The fair value is amortized as compensation expense over the requisite service period of the award on a straight-line basis. The binomial lattice model incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these factors affect the estimate of the fair value of the Company's stock option grants.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

The weighted average assumptions and grant date fair values for options granted are as follows:

	Years Ended December 31,
	2011	2010	2009
Risk-free interest rate (%)	3.30%	3.03%	3.05%
Dividend yield	—	—	—
Volatility factor	0.6	0.9	1.0
Expected option life (years)	5.7	4.0	3.9
Weighted average grant date fair value	$1.08	$1.92	$1.64

Stock-based compensation expenses included in the Company’s statement of operations is as follows:

	Years Ended December 31,
Income Statement Classification	2011	2010	2009
Cost of revenues	$61,994	$55,607	$62,320
Research and development	165,028	151,978	161,406
Sales and marketing	177,065	196,368	263,428
General and administrative	319,112	272,601	227,932
	$723,199	$676,554	$715,086

At December 31, 2011, the fair value of unamortized stock-based compensation expense was $687,336, and will be amortized over a weighted average period of 1.78 years.

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

Revenues for the geographic areas for the years ended December 31, 2011, 2010, and 2009 are as follows:

	Years Ended December 31,
Revenues: (in thousands)	2011	2010	2009
United States	$11,624	$10,205	$9,930
Europe	4,092	2,742	5,386
Asia and rest of world	1,795	551	1,811
	$17,511	$13,498	$17,127

Export revenues are attributable to countries based on the location of the customers.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Information regarding product families for the years ended December 31, 2011, 2010, and 2009 is as follows:

	Years Ended December 31,
Revenues: (in thousands)	2011	2010	2009

Mobile handheld computer products	$8,748	$6,622	$6,467
Data collection products	7,613	4,956	5,632
OEM embedded products	672	1,414	3,318

Other:
Connectivity (legacy)	478	506	815
Serial interface *	—	—	895
	$17,511	$13,498	$17,127

*Note: On September 30, 2009, the Company sold its serial product line assets to Quatech, Inc. (see “Note 8 – Sale of Product Line Assets” for more information).

Major Customers

Customers who accounted for at least 10% of total revenues for the years ended December 31, 2011, 2010, and 2009 were as follows:

	Years Ended December 31,
	2011	2010	2009
Ingram Micro Inc.	13%	14%	18%
Scansource, Inc.	16%	*	*
Tech Data Corporation	*	13%	17%
Epocal, Inc.	11%	10%	*
BlueStar, Inc.	*	11%	*
* Customer accounted for less than 10% of total revenues for the period

Reclassifications and Other Adjustments

Adjustments have been made to properly reflect Restricted cash in Net cash provided by (used in) financing activities and Net increase (decrease) in cash and cash equivalents in the Statements of Cash Flows for the year ended December 31, 2010. Reclassification of Amortization of intangible assets in the Statements of Operations for the years ended December 31, 2010 and 2009, have been made to include these charges within Research and development expense to conform to the current year presentation.

NOTE 2 — Senior Convertible Note Financing

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

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

The convertible note was recorded on the Company’s balance sheet net of the associated debt discount. Debt discount based on the fair values attributed to the warrants issued to the investors, the beneficial conversion feature based on the allocation of the proceeds between the note and the fair value of the investor warrants, and the in-the-money beneficial conversion features exceeded the face value of the note and thus was limited to $1,000,000. The debt discount was amortized ratably over the life of the note, except in the case of conversion which accelerated the amortization.

On August 3, 2011, the Company gave notice to call its senior convertible note with a redemption date of September 6, 2011. The unconverted note principal at the notice date was $700,394. The note holder completed a full conversion of the note to common stock by the redemption date. Amortization of the related debt discount during the year ended December 31, 2011, totaled $944,351, which is classified as interest expense in the Company’s Condensed Statement of Operations. Interest expense on the note principal for the year ended December 31, 2011 was $56,107. In accordance with the terms of the convertible note, a premium was attached to the conversion upon redemption. This resulted in the additional interest expense recognized in the year ended December 31, 2011 of $89,387. An aggregate of 721,009 shares of common stock was issued during the year ended December 31, 2011 to satisfy the conversion of the entire principal amount of $1,000,000 plus $16,732 of accrued interest and $89,387 of additional interest expense.

Subsequent to the redemption of the convertible note, the Company entered into a new credit agreement with its bank (see “NOTE 4 — Bank Financing Arrangements” for more information).

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 — Common Stock Financings

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

On May 26, 2009, the Company completed the sale of 556,786 shares of its common stock in a private placement with certain investors, including certain officers and directors of the Company and beneficial holders of more than five percent of the Company's outstanding capital stock. Of the shares sold, the Company issued 306,786 shares to non-management investors at $1.80 per share, 90% of the closing bid price of the common stock on the Nasdaq Capital Market one day prior to the execution of the Securities Purchase Agreement. Kevin J. Mills, President, Chief Executive Officer and a director of the Company, and Charlie Bass, Chairman of the Board of Directors of the Company, participated in the private placement for a total of 250,000 shares at $2.00 per share, the closing bid price of the common stock on the Nasdaq Capital Market one day prior to the execution of the Securities Purchase Agreement. In conjunction with the private placement, the Company issued to non-management investors five-year warrants to acquire an additional 61,356 shares of common stock at $1.80 per share, and issued to the placement agent a five-year warrant to acquire 27,839 shares of common stock at $1.80 per share. The aggregate amount raised in the private placement was $1,052,215, and net proceeds after costs and expenses were $884,728. The aggregate number of shares of common stock issued and reserved for the exercise of warrants issued in or in connection with the private placement was 645,981. Using a binomial lattice valuation formula with the following assumptions: 0.0% dividend yield rate, 2.30% risk free interest rate, $3.00 fair value of common stock, $1.80 exercise price, a life of five years, and a volatility of 109.63%, the warrant issued to the placement agent was valued at $33,407 and included in the cost of the financing. The proceeds from the private placement were used to increase the Company's working capital balances.

NOTE 4 — Bank Financing Arrangements

On October 12, 2011, the Company entered into a new credit facility agreement with Silicon Valley Bank (the “Bank”). This credit facility allows the Company to borrow up to $2,500,000 based on the level of qualified domestic and international receivables, up to a maximum of $1,500,000 and $1,000,000, respectively. Advances against the domestic line are calculated at 80% of qualified receivables except for receivables from distributors which are calculated at 60%. Advances against the international line are calculated at 90% against qualified hedged receivables and 70% against qualified non-hedged receivables and receivables from distributors. Borrowings under the lines bear an annual interest rate equal to the greater of (i) the Bank’s prime rate plus 1%, or (ii) 5%. The rate in effect for the remaining 2011 was 5%. There is also a collateral handling fee of 0.25% per month of the financed receivable balance outstanding. The applicable interest and fees are calculated based on the full amount of the accounts receivable provided as collateral for the actual amounts borrowed. The credit facility agreement expires on October 12, 2013 unless renewed. The agreement may be terminated by the Company or by the Bank at any time. Upon such termination, the Bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at the Bank’s discretion and the Bank is not obligated to make advances. In addition, the Company must maintain a minimum liquidity ratio calculated at the end of each month of quick assets (unrestricted cash equivalents at the Bank plus net eligible accounts receivable) to outstanding obligations to the Bank of not less than 2.0 to 1.0. The outstanding amounts borrowed under the domestic and international lines at December 31, 2011 were $921,621 and $187,979, respectively, and the full amounts of accounts receivable provided as collateral were $1,481,039, and $266,006, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

During 2009 and up through November 2, 2010, the Company had a credit facility with the Bank which allowed the Company to borrow up to $2,500,000 based on the level of qualified domestic and international receivables, up to a maximum of $1,500,000 and $1,000,000, respectively. Borrowings under the lines bore an annual interest rate equal to the greater of (i) the Lender's prime rate plus 2%, or (ii) 6%. The annual interest rate in effect at December 31, 2009 and throughout fiscal 2010 was 6%. The borrowings under the credit facility were secured by a first priority security interest in the assets of the Company. The advance rate for receivables was 50% from distributors and 70% for all other receivables. The agreement also specified a collateral handling fee of 0.62% per month. The applicable interest and fees were calculated based on the full amount of the accounts receivable provided as collateral, rather than on the actual amounts borrowed.

On November 2, 2010, in anticipation of issuing a senior convertible note which subsequently closed on November 19, 2010, the Company repaid in full its outstanding indebtedness to the Bank and terminated the lines of credit (see “NOTE 2 — Senior Convertible Note” for more information). All obligations of the Company under the credit facility and any other related loan and collateral security documents, except those which specifically survive the termination of such agreements, were terminated at that time. Subsequent to the full conversion of the Company’s convertible note on September 6, 2011, the Company entered into a new credit facility agreement with the Bank as described previously.

NOTE 5 — Intangible Assets

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

Amortization of all intangible assets for the years ended December 31, 2011, 2010, and 2009, was $60,000, $60,000, and $76,787, respectively, and are included in research and development expense. Intangible assets as of December 31, 2011 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Patent	$600,000	$450,000	$150,000
Project management tools	570,750	570,750	—
Total intangible assets	$1,170,750	$1,020,750	$150,000

Intangible assets as of December 31, 2010 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Patent	$600,000	$390,000	$210,000
Project management tools	570,750	570,750	—
Total intangible assets	$1,170,750	$960,750	$210,000

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Based on identified intangible assets recorded at December 31, 2011 and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be $60,000 annually for fiscal years 2012 and 2013 and $30,000 for fiscal year 2014.

NOTE 6 — Capital Lease Obligations

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At December 31, 2011 and 2010, property and equipment with a cost of $49,962 were subject to such financing arrangements. Related accumulated amortization at December 31, 2011 and 2010 amounted to $31,226 and $18,736, respectively.

Future minimum payments under capital lease and equipment financing arrangements as of December 31, 2011, are as follows:

Annual minimum payments:	Amount
2012	14,622
2013	4,875
Total minimum payments	19,497
Less amount representing interest	(805)
Present value of net minimum payments	$18,692
Short term portion of capital leases	(13,878)
Long term portion of capital leases	$4,814

NOTE 7 — Commitments

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

Annual minimum payments:	Amount
2012	$368,692
2013	363,587
2014	378,130
2015	393,256
2016 to 2018	1,051,173
Total minimum payments	$2,554,838

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Rental expense under all operating leases was $358,280, $347,768, and $351,532, for each of the years ended December 31, 2011, 2010, and 2009, respectively. The amount of related deferred rent at December 31, 2011 and 2010 was $183,380 and $197,387, respectively.

As of December 31, 2011, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $5,248,000.

NOTE 8 — Sale of Product Line Assets

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

In connection with the sale of the serial products business, the Company and Quatech also entered into a supply and licensing agreement pursuant to which the Company (i) supplies Quatech with its proprietary HIS3 interface chip used in the serial products, (ii) licensed its Bluetooth software to Quatech for use in the Cordless Serial Adapter, and (iii) supply a limited quantity of the Cordless Serial Adapter product as held in the Company's inventory at the time of the sale. The term of the agreement is ten years, after which the agreement will renew for additional one year terms unless either party gives notice not to renew as specified under the terms of the agreement.

NOTE 9 — Stock Option/Stock Issuance Plan

The Company has three Stock Option Plans: the 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”), the 1999 Stock Plan (the “1999 Plan”), and the 2004 Equity Incentive Plan (the “2004 Plan”).

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

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Information with respect to the 1995 Plan is summarized as follows:

		Outstanding Options
	Options Available For Grant	Number of Shares	Weighted Average Price Per Share
Balance at December 31, 2008	—	375,695	$18.61
Canceled	74,350	(74,350)	$16.74
Transferred to 2004 Plan	(74,350)	—
Balance at December 31, 2009	—	301,345	$19.07
Canceled	301,345	(301,345)	$19.07
Transferred to 2004 Plan	(301,345)	—
Balance at December 31, 2010	—	—

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

Information with respect to the 1999 Plan is summarized as follows:

		Outstanding Options
	Options Available For Grant	Number of Shares	Weighted Average Price Per Share
Balance at December 31, 2008	22,065	106,275	$28.02
Canceled	46,100	(46,100)	$21.25
Options not granted at Plan expiration	(68,165)	—
Balance at December 31, 2009	—	60,175	$33.20
Canceled	60,175	(60,175)	$33.20
Options not granted at Plan expiration	(60,175)	—
Balance at December 31, 2010	—	—

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

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Information with respect to the 2004 Plan is summarized as follows:

		Outstanding Options
	Options Available For Grant	Number of Shares	Weighted Average Price Per Share
Balance at December 31, 2008	175,377	545,534	$10.28
Increase in shares authorized	129,196	—
Transferred from 1995 Plan	74,350	—
Granted	(492,181)	492,181	$2.37
Exercised	—	(1,360)	$1.96
Canceled	187,008	(187,016)	$7.74
Balance at December 31, 2009	73,750	849,339	$6.27
Increase in shares authorized	151,550	—
Transferred from 1995 Plan	301,345	—
Granted	(858,950)	858,950	$3.00
Exercised	—	(12,951)	$1.96
Canceled	502,548	(502,548)	$2.15
Balance at December 31, 2010	170,243	1,192,790	$2.88
Increase in shares authorized	152,079	—
Granted	(305,450)	305,450	$1.92
Exercised	—	(14,451)	$2.06
Canceled	73,699	(73,699)	$2.42
Balance at December 31, 2011	90,571	1,410,090	$2.70

The 2004 Plan provides for an annual increase in the number of shares authorized under the plan to be added on the first day of each fiscal year equal to the lesser of 200,000 shares, four percent of the outstanding shares on that date, or a lesser amount as determined by the Board of Directors. On January 1, 2012, 2011, and 2010, a total of 193,283, 152,079, and 151,550 additional shares, respectively, became available for grant from the 2004 Plan. As of March 2, 2012, 151,300 options at a weighted average grant price of $2.32 per share have been granted from the 2004 Plan subsequent to December 31, 2011.

The outstanding and exercisable options at December 31, 2011 presented by price range are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$1.68 - $1.82	181,798	9.17	$1.82	35,474	$1.81
$1.95 - $2.12	254,946	7.75	$1.98	165,646	$1.98
$2.18 - $2.36	73,200	8.75	$2.28	30,925	$2.36
$2.74 - $3.04	772,878	8.58	$3.01	506,825	$3.02
$3.15 - $4.48	118,428	7.75	$3.37	116,628	$3.37
$6.90 - $7.20	4,000	7.01	$4.00	3,563	$7.01
$10.00 - $11.70	4,190	4.75	$11.07	4,190	$11.07
$15.00	650	3.00	$15.05	650	$15.05
$1.68 - $15.00	1,410,090	8.42	$2.70	863,901	$2.86
64

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 10 — Warrants

The Company has the following outstanding warrants to purchase common stock at December 31, 2011:

Reason	Number of Shares	Price Per Share	Issue Date	Expiration Date
Common stock financing (Note 3)	74,442	$1.80	May 2009	May 2014
Senior convertible note financing (Note 2)	550,000	$2.44	Nov 2010	May 2016
	624,442

The Company had the following outstanding warrants to purchase common stock at December 31, 2010:

Reason	Number of Shares	Price Per Share	Issue Date	Expiration Date
Common stock financing (Note 3)	86,585	$1.80	May 2009	May 2014
Senior convertible note financing (Note 2)	550,000	$2.44	Nov 2010	May 2016
	636,585

NOTE 11 — Shares Reserved

Common stock reserved for future issuance was as follows:

	December 31,
	2011	2010
Stock option grants outstanding (see Note 9)	1,410,090	1,192,790
Reserved for future stock option grants (see Note 9)	90,571	170,243
Reserved for note conversion (see Note 2)	—	760,398
Reserved for exercise of outstanding warrants (see Note 10)	624,442	636,585
	2,125,103	2,760,016

NOTE 12 — Retirement Plan

The Company has a tax-deferred savings plan, the Socket Mobile, Inc. 401(k) Plan (“401(k) Plan”), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. No contributions were made by the Company during the years ended December 31, 2011, 2010 or 2009. Administrative expenses relating to the 401(k) Plan are not significant.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 13 — Income Taxes

Deferred tax expense is related to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. Goodwill impairment charges recorded as of December 31, 2009 on that portion of the Company's goodwill being amortized for tax purposes, resulted in the reversal of accumulated deferred tax expense and the related deferred tax liability, temporarily eliminating the difference between financial and tax reporting at December 31, 2009 and through the first two quarters of 2010. The provision for deferred tax for the periods ended December 31, 2011, 2010, and 2009, consists of the following components:

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$—	$—	$—
State	—	—	—
Total Current	—	—	—
Deferred:
Federal	31,940	15,515	(214,261)
State	—	—	—
Total Deferred	31,940	15,515	(214,261)
Total provision for deferred tax	$31,940	$15,515	$(214,261)

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	Years Ended December 31,
	2011		2010		2009
Federal tax at statutory rate	34.00%		34.00%		34.00%
State income tax rate	5.83%		5.83%		5.83%
Losses and credits not benefited	(38.49%	)	(39.44%	)	(17.89%	)
Goodwill impairment	—		—		(19.30%	)
Provision for taxes	1.34%		0.39%		2.64%

As of December 31, 2011, we did not recognize deferred tax assets relating to an excess tax benefit for stock-based compensation deduction of $2,155,000. Unrecognized deferred tax benefits will be accounted for as a credit to additional-paid-in-capital when realized through a reduction in income taxes payable.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of net deferred tax assets are as follows:

	Years Ended December 31,
Deferred tax assets:	2011	2010
Net operating loss carryforwards	$10,956,000	$11,321,000
Credits	635,000	585,000
Capitalized research and development costs	562,000	649,000
Other acquired intangibles	203,000	222,000
Accruals not currently deductible	1,535,000	1,171,000
Total deferred tax assets	13,891,000	13,948,000
Valuation allowance for deferred tax assets	(13,882,515)	(13,945,515)
Net deferred tax assets	8,485	2,485
Deferred tax liability:
Acquired intangibles	(56,000)	(18,000)
Net deferred tax liabilities	$(47,515)	$(15,515)

The Company has not generated taxable income in any periods in any jurisdiction, foreign or domestic. The Company has maintained a valuation allowance for all its net deferred tax assets, other than certain purchased intangibles.

As of December 31, 2011, the Company had net operating loss carryforwards for federal income tax purposes of approximately $29,236,000 which will expire at various dates beginning in 2012 and through 2031, and federal research and development tax credits of approximately $381,000, which will expire at various dates beginning in 2011 and through 2031. As of December 31, 2011, the Company had net operating loss carryforwards for state income tax purposes of approximately $17,418,000, which will expire at various dates in 2012 and through 2031, and state research and development tax credits of approximately $255,000, which can be carried forward indefinitely. During 2011, approximately $2,423,000 of federal net operating loss carryforwards expired unutilized.

Utilization of the net operating loss and tax credit carryforwards is subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. The annual limitation will result in the expiration of the net operating loss and credit carryforwards before utilization. The deferred tax assets for the year ended December 31, 2011 reflect estimates of Section 382 limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”), excluding interest and penalties, is as follows:

Amount
Beginning balance at January 1, 2011	$597,000
Decreases in UTBs taken in prior years	(28,000)
Increases in UTBs taken in current year	10,000
Amount related to settlements	—
Amount related to lapsing of statute of limitations	—
Ending balance at December 31, 2011	$635,000
67

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. It is the Company's policy to include interest and penalties related to tax positions as a component of income tax expense. No interest was accrued for the period ended December 31, 2011. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is not currently under audit in any of its jurisdictions where income tax returns are filed. The tax years 1996 to 2011 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject, and for the years 2002 to 2009 for the international taxing jurisdictions to which the Company is subject.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Index

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. This assessment included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this assessment.

Based on our assessment using those criteria, we believe that, as of December 31, 2011, our internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Index

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 25, 2012.

Item 11. Executive Compensation

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 25, 2012.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 25, 2012.

The following table provides information as of December 31, 2011 about our common stock that may be issued under the Company’s existing equity compensation plans. For additional information about the equity compensation plans see Note 9 to the Company’s Financial Statements.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	1,410,090	$2.70	90,571

(1)     Consists of the 2004 Equity Incentive Plan. Pursuant to an affirmative vote by security holders in June 2004, an annual increase in the number of shares authorized under the 2004 Equity Incentive Plan is added on the first day of each fiscal year equal to the least of (a) 200,000 shares, (b) four percent of the total outstanding shares of the Company’s common stock on that date, or (c) a lesser amount as determined by the Board of Directors. As a result, a total of 193,283 shares became available for grant under the 2004 Equity Incentive Plan on January 1, 2011, in addition to those set forth in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 25, 2012.

Item 14. Principal Accounting Fees and Services

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on April 25, 2012.

Index

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

1. All financial statements.

2.      Financial statement schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes herein.

3.      Exhibits.

See Index of Exhibits on page 73. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

(b) Exhibits:

See Index of Exhibits on page 73. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SOCKET MOBILE, INC.
Registrant

Date: March 9, 2012	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevin J. Mills Kevin J. Mills	President and Chief Executive Officer (Principal Executive Officer) and Director	March 9, 2012
/s/ David W. Dunlap David W. Dunlap	Chief Financial Officer and Vice President of Finance and Administration (Principal Financial and Accounting Officer)	March 9, 2012
/s/ Charlie Bass Charlie Bass	Chairman of the Board	March 9, 2012
/s/ Charles C. Emery, Jr. Charles C. Emery, Jr.	Director	March 9, 2012
/s/ Micheal L. Gifford Micheal L. Gifford	Executive Vice President and Director	March 9, 2012
/s/ Leon Malmed Leon Malmed	Director	March 9, 2012
/s/ Thomas O. Miller Thomas O. Miller	Director	March 9, 2012
/s/ Peter Sealey Peter Sealey	Director	March 9, 2012

Index

Index to Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Bylaws, as amended February 17, 2008.

10.1 (3)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.

10.2 (4)*	1995 Stock Plan and forms of agreement thereunder.

10.3 (5)*	Form of Amendment No.1 to Stock Option Agreement between the Company and certain Option Holders under the 1995 Stock Option Plan.

10.4 (6)*	1999 Nonstatutory Stock Option Plan.

10.5 (7)*	2004 Equity Incentive Plan and forms of agreement thereunder.

10.6 (8)*	Form of Management Incentive Variable Compensation Plan between the Company and certain eligible participants.

10.7 (9)*	Form of Employment Agreement dated January 21, 2009 between the Company and the officers of the Company.

10.8 (10)	Standard Industrial /Commercial Multi-Tenant Lease by and between Del Norte Farms, Inc. and the Company dated October 24, 2006 (assigned to Newark Eureka Industrial Capital, LLC September 17, 2007.

10.9 (11)	Second Amendment to Standard Industrial/Commercial Multi-Lessee Lease - Net dated August 30, 2010.

10.10 (12)	Amended and Restated Securities Purchase Agreement between the Company and the investor listed on Exhibit A attached thereto dated November 19, 2010.

10.11 (12)	Registration Rights Agreement between the Company and the purchaser listed on Exhibit A attached thereto dated May 18, 2009.

10.12 (12)	Senior Secured Convertible Note issued November 19, 2010 by the Company to the Investor.

10.13 (12)	Warrants for the Purchase of Shares of Common Stock Issued November 19, 2010 to the Investor and the Placement Agent in connection with a private placement.

Index

Exhibit Number	Description

10.14 (13)	Securities Purchase Agreement between the Company and the investor listed on Exhibit A attached thereto dated February 23, 2011.

10.15 (13)	Registration Rights Agreement between the Company and the investor listed on Exhibit A attached thereto dated February 23, 2011.

10.16 (14)	Form of Employment Agreement dated March 8, 2012 between the Company and the officers of the Company.

11.1	Computation of Earnings per Share (see Statements of Operations in Item 8).

14.1 (15)	Code of Business Conduct and Ethics.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 _________

* Executive compensation plan or arrangement.

(1)	Incorporated by reference to exhibits filed with the Company's Form 10-K filed on March 16, 2009.

(2)	Incorporated by reference to exhibits filed with the Company's Form 8-K filed on February 20, 2008.

(3)	Incorporated by reference to exhibits filed with the Company's Form 8-K filed on January 27, 2009.

(4)	Incorporated by reference to exhibits filed with Company's Registration Statement on Form SB 2 (File No. 33 91210 LA) filed on June 2, 1995 and declared effective on October 20, 2000.

Index

(5)	Incorporated by reference to exhibits filed with the Company's Form 10-KSB filed on March 30, 1998.

(6)	Incorporated by reference to exhibits filed with the Company's Form 10-QSB filed on August 16, 1999.

(7)	Incorporated by reference to Appendix C filed with the Company's Form DEF 14A filed on April 29, 2004.

(8)	Incorporated by reference to Appendix B filed with the Company's Form DEF 14A filed on March 16, 2011.

(9)	Incorporated by reference to exhibits filed with the Company's Form 8-K filed on January 27, 2009.

(10)	Incorporated by reference to exhibits filed with the Company's Form 10-Q filed on November 13, 2006.

(11)	Incorporated by reference to exhibits filed with the Company's Form 8-K filed on August 30, 2010.

(12)	Incorporated by reference to exhibits filed with the Company's Form 8-K filed on November 19, 2010.

(13)	Incorporated by reference to exhibits filed with the Company's Form 8-K filed on February 23, 2010.

(14)	Incorporated by reference to exhibits file with the Company's Form 8-K filed on March 8, 2012.

(15)	Incorporated by reference to exhibits filed with the Company's Form 10-K filed on March 10, 2006.

Index