Form 10-Q
period 2012-03-31
SOCKET MOBILE, INC.
filed 2012-05-15
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

The number of shares of Common Stock ($0.001 par value) outstanding as of May 11, 2012 was 4,861,063 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED BALANCE SHEETS

	March 31, 2012 (unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$957,723	$957,022
Accounts receivable, net	2,164,884	2,791,549
Inventories	1,906,684	1,461,052
Prepaid expenses and other current assets	167,356	218,862
Total current assets	5,196,647	5,428,485

Property and equipment:
Machinery and office equipment	2,266,705	2,212,178
Computer equipment	1,353,323	1,324,696
	3,620,028	3,536,874
Accumulated depreciation	(3,280,994)	(3,225,231)
Property and equipment, net	339,034	311,643

Intangible assets, net	135,000	150,000
Goodwill	4,427,000	4,427,000
Other assets	74,243	80,076
Total assets	$10,171,924	$10,397,204

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,954,184	$3,266,764
Accrued expenses	94,554	94,554
Accrued payroll and related expenses	496,585	564,980
Bank line of credit	854,725	1,109,600
Deferred income on shipments to distributors	1,642,804	1,571,544
Short term portion of deferred service revenue	243,809	247,174
Short term portion of capital leases and deferred rent	14,088	17,731
Total current liabilities	7,300,749	6,872,347

Long term portion of deferred service revenue	189,406	167,476
Long term portion of capital leases and deferred rent	180,570	184,341
Deferred income taxes	55,440	47,455
Total liabilities	7,726,165	7,271,619

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 10,000,000 shares,
Issued and outstanding – 4,844,397 shares at March 31, 2012 and 4,832,079 shares at December 31, 2011	4,844	4,832
Additional paid-in capital	60,516,788	60,324,852
Accumulated deficit	(58,075,873)	(57,204,099)
Total stockholders’ equity	2,445,759	3,125,585
Total liabilities and stockholders’ equity	$10,171,924	$10,397,204

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues	$3,953,759	$4,039,442

Cost of revenues	2,430,690	2,525,732

Gross profit	1,523,069	1,513,710

Operating expenses:
Research and development	784,045	669,775
Sales and marketing	960,027	827,966
General and administrative	613,158	595,557
Total operating expenses	2,357,230	2,093,298

Operating loss	(834,161)	(579,588)

Interest expense, net (including amortization of debt discount of $316,216 for the three months ended March 31, 2011)	(29,628)	(340,687)

Net loss before income taxes	(863,789)	(920,275)
Deferred income tax expense	(7,985)	(7,985)

Net loss	$(871,774)	$(928,260)

Net loss per share:

Basic and diluted	$(0.18)	$(0.24)

Weighted average shares outstanding:

Basic and diluted	4,838,214	3,935,271

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(871,774)	$(928,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	177,933	178,503
Depreciation and amortization	93,997	105,640
Amortization of debt discount to interest expense	—	316,216
Non cash interest expense on convertible note	—	4,029
Deferred income tax expense	7,985	7,985

Changes in operating assets and liabilities:
Accounts receivable	626,665	(873,600)
Inventories	(445,632)	323,382
Prepaid expenses and other current assets	51,506	(74,306)
Other assets	5,833	23,367
Accounts payable	592,867	661,655
Accrued payroll and related expenses	26,159	(16,873)
Deferred income on shipments to distributors	71,260	(77,698)
Deferred service revenue	18,565	(46,231)
Deferred rent	(4,023)	(1,943)
Net cash provided by (used in) operating activities	351,341	(398,134)

Investing activities
Purchases of equipment and tooling	(106,388)	(11,488)
Net cash used in investing activities	(106,388)	(11,488)

Financing activities
Payments on capital leases	(3,392)	(3,195)
Reduction in restricted cash requirement	—	710,797
Proceeds from borrowings under bank line of credit agreement	2,082,261	—
Repayments of borrowings under bank line of credit agreement	(2,337,136)	—
Stock options exercised	14,015	—
Net cash provided by (used in) financing activities	(244,252)	707,602

Net increase in cash and cash equivalents	701	297,980

Cash and cash equivalents at beginning of period	957,022	460,833
Cash and cash equivalents at end of period	$957,723	$758,813

Supplemental cash flow information
Cash paid for interest	$35,007	$12,143
Non-cash investing and financing activities:
Issuance of common stock for reduction in accounts payable balance	$—	$499,998
Beneficial conversion feature associated with senior convertible note payable	$—	$273,904
Conversion of senior convertible note payable and accrued interest to common stock	$—	$204,029

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

These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The financial statements in the Company’s annual report on Form 10-K were prepared on a going concern basis.

Liquidity

During the quarter ended March 31, 2012, and the year ended December 31, 2011, the Company incurred net losses of $871,774 and $2,422,361, respectively. As of March 31, 2012, the Company has an accumulated deficit of $58,075,873. The Company’s cash balances at March 31, 2012 were $957,723 including $854,725 advanced on its bank lines of credit. At March 31, 2012 the Company had additional unused borrowing capacity of approximately $571,000 on its bank lines of credit (approximately $202,000 and $369,000, respectively, on the domestic and international credit lines). The Company’s balance sheet at March 31, 2012 has a current ratio (current assets divided by current liabilities) of 0.71 to 1.0, a working capital deficit of $2,104,102 (current assets less current liabilities), and no material long term debt.

In the last three years the Company has taken actions to reduce its expenses and to align its cost structure with economic conditions. The Company has the ability to further reduce expenses if necessary. Additional steps by management intended to reduce operating losses and achieve profitability include the introduction of new products, and continued close support of the Company’s distributors and its application partners as they establish their mobile applications in key vertical markets. Management believes its existing cash, plus its ability to reduce costs and manage its working capital balances, and its bank lines of credit will be sufficient to meet its funding requirements at least through March 31, 2013.

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

Index

 SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less at date of purchase to be cash equivalents. At March 31, 2012 and December 31, 2011, all of the Company’s cash and cash equivalents consisted of amounts held in demand and money market deposits in banks. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	March 31,	December 31,
	2012	2011
Raw materials and sub-assemblies	$1,855,665	$1,432,696
Finished goods	51,019	28,356
	$1,906,684	$1,461,052

Index

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — Bank Financing Arrangements

On October 12, 2011, the Company entered into a new credit facility agreement with Silicon Valley Bank (the “Bank”). This credit facility allows the Company to borrow up to $2,500,000 based on the level of qualified domestic and international receivables, up to a maximum of $1,500,000 and $1,000,000, respectively. Advances against the domestic line are calculated at 80% of qualified receivables except for receivables from distributors which are calculated at 60%. Advances against the international line are calculated at 90% against qualified hedged receivables and 70% against qualified non-hedged receivables and receivables from distributors. Borrowings under the lines bear an annual interest rate equal to the greater of (i) the Bank’s prime rate plus 1%, or (ii) 5%. The rate in effect has been 5% to date. There is also a collateral handling fee of 0.25% per month of the financed receivable balance outstanding. The applicable interest and fees are calculated based on the full amount of the accounts receivable provided as collateral for the actual amounts borrowed. The credit facility agreement expires on October 12, 2013 unless renewed. The agreement may be terminated by the Company or by the Bank at any time. Upon such termination, the Bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at the Bank’s discretion and the Bank is not obligated to make advances. In addition, the Company must maintain a minimum liquidity ratio calculated at the end of each month of quick assets (unrestricted cash equivalents at the Bank plus net eligible accounts receivable) to outstanding obligations to the Bank of not less than 2.0 to 1.0. The outstanding amounts borrowed under the domestic and international lines at March 31, 2012 were $501,998 and $352,727, respectively, and the full amounts of accounts receivable provided as collateral were $823,490, and $499,474, respectively. The outstanding amounts borrowed under the domestic and international lines at December 31, 2011 were $921,621 and $187,979, respectively, and the full amounts of accounts receivable provided as collateral were $1,481,039, and $266,006, respectively. Interest expense on the amounts drawn during the quarters ended March 31, 2012 and December 31, 2011 were $29,403 and $24,047, respectively. Accrued interest related to the amounts outstanding at March 31, 2012 and December 31, 2011 was $5,153 and $10,477, respectively.

During 2011 and prior to the Company entering into the credit agreement as described above, the Company had a senior convertible note outstanding (see “NOTE 7 — Senior Convertible Note” for more information).

NOTE 5 — Segment Information and Concentrations

Segment Information

The Company operates in one segment—mobile systems solutions for businesses. Mobile systems solutions typically consist of a handheld computer or other mobile device such as a smartphone or tablet, some with data collection peripherals, and third-party vertical applications software. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Revenues for the geographic areas were as follows:

	Three Months Ended March 31,
Revenues:	2012	2011
United States	$2,223,059	$2,924,445
Europe	1,229,495	874,169
Asia and rest of world	501,205	240,828
Total Revenues	$3,953,759	$4,039,442

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Index

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues in the quarters ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Ingram Micro Inc.	16%	17%
Scansource, Inc.	22%	*
Epocal, Inc.	*	20%

_____________

* Customer accounted for less than 10% of total revenues for the period

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company invests its cash in demand and money market deposit accounts in banks. To the extent of the amounts recorded on the balance sheet, cash is concentrated at the Company’s bank to the extent needed to comply with the minimum liquidity ratio of the bank line agreement. To date, the Company has not experienced losses on these investments. The Company’s trade accounts receivables are primarily with distributors and OEMs. The Company performs ongoing credit evaluations of its customers’ financial conditions but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. At March 31, 2012, 60% of the Company’s accounts receivable balances were with three customers (28%, 18%, and 14%). At December 31, 2011, 54% of the Company’s accounts receivable balances were with three customers (33%, 11%, and 10%).

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry, such as the Company experienced in the fourth quarter 2010 and to a progressively lesser extent over the first, second, and third quarters of 2011 with the delays in availability of LCD touch screens used in the manufacture of the Company’s mobile handheld computer. If the Company were unable to procure certain of such materials, it would be required to reduce its operations, which could have a material adverse effect upon its results. At March 31, 2012 and December 31, 2011, 50% and 56%, respectively, of the Company’s accounts payable balances were concentrated in a single supplier. For the quarter ended March 31, 2012, this and another supplier accounted for 65% of the inventory purchases.

Index

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 — Stock-Based Compensation

The Company recognizes stock-based compensation in the financial statements for all share-based awards to employees, including grants of employee stock options, based on their fair values. The Company uses a binomial lattice valuation model to estimate the fair value of stock option grants. The binomial lattice model incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these factors affect the estimate of the fair value of the Company's stock option grants. Total stock-based compensation expense for the three months ended March 31, 2012 and 2011 was $177,933 and $178,503, respectively. In the three months ended March 31, 2012 and 2011, 151,300 and 207,450 stock options were granted, respectively, at weighted average per share fair values estimated at $1.30 and $1.04, respectively.

NOTE 7 — Senior Convertible Note

On November 19, 2010, the Company issued a senior secured convertible note having a principal amount of $1,000,000 in a private placement financing. The convertible note was recorded on the Company’s balance sheet net of the associated debt discount. During the three months ended March 31, 2011, the holder converted a $200,000 principal amount which resulted in the issuance of 133,333 shares of common stock. Amortization of the debt discount during the quarter totaled $316,216, which is classified as interest expense in the quarter ended March 31, 2011. Interest expense on the note principal for the quarter ended March 31, 2011 was $24,029. On September 6, 2011, the remaining balance of the note was converted to common stock.

NOTE 8 — Net Loss Per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net loss	$(871,774)	$(928,260)

Denominator:
Weighted average common shares outstanding used in computing net loss per share:
Basic and diluted	4,838,214	3,935,271

Net loss per share:
Basic and diluted	$(0.18)	$(0.24)

For the quarters ended March 31, 2012 and 2011, the diluted net loss per share is equal to the basic net loss per share because the Company experienced losses in these periods. Thus no potential common shares underlying stock options and warrants have been included in the net loss per share calculation, as their effect is anti-dilutive. Options and warrants to purchase 2,167,442 shares and 2,031,258 shares of common stock at March 31, 2012, and 2011, respectively, have been omitted from the net loss per share calculation.

Index

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 — Common Stock Financing

On February 23, 2011, the Company issued 282,485 shares of its common stock to settle trade payables due to AboCom Systems.

NOTE 10 — Taxes

Income tax expense during the three months ended March 31, 2012 and 2011, and the deferred income tax amounts shown on the Company’s Condensed Balance Sheets, is related entirely to the deferred tax liability on the portion of the Company’s goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. As a result, the Company recognized deferred tax expense of $7,985 in each of the three month periods ended March 31, 2012 and 2011.

At December 31, 2011, the Company has an unrecognized tax benefit of approximately $635,000, which did not change significantly during the three months ended March 31, 2012. Future changes in the unrecognized tax benefit are unlikely to have an impact on the effective tax rate due to the full valuation allowance recorded on the Company’s deferred tax assets, as realization of the deferred tax assets is dependent upon future taxable income.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements forecasting our future financial condition and results, our future operating activities, market acceptance of our products, expectations for general market growth of handheld computers and other mobile computing devices, growth in demand for our products, expansion of the markets that we serve, expansion of the distribution channels for our products, adoption of our embedded products by third-party manufacturers of electronic devices, and the timing of the introduction and availability of new products, as well as other forecasts discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “may,” “will,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Factors that could cause actual results and outcomes to differ materially include, but are not limited to: continued weakness in the U.S. and world economy generally and in the markets we serve in particular; the risk of delays in the availability of our products due to technological, market or financial factors including the availability of product components and necessary working capital; our ability to successfully develop, introduce and market future products; our ability to effectively manage and contain our operating costs; the availability of announced third-party handheld computer hardware and software that our products are intended to work with; product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with; continued growth in demand for handheld computers and barcode scanners; market acceptance of emerging standards such as Bluetooth and wireless LAN and of our related connection, data collection and mobile handheld computer products; the ability of our strategic relationships to benefit our business as expected; our ability to enter into additional distribution relationships; or other factors described in this Form 10-Q including “Item 1A. Risk Factors” and recent Form 8-K and Form 10-K reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the interim condensed financial statements and notes included elsewhere in this report, the Company’s annual financial statements in the form 10/K, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

Index

Revenues

We are a producer of mobile handheld computers and data collection products serving the business mobility markets and designed for the mobile worker. We offer a family of general purpose handheld computer products running the Windows Mobile operating system and a wide range of data collection products including two dimensional (2D) and linear (1D) bar code scanners, Radio Frequency Identification (RFID) readers, and magnetic stripe readers. We also offer wearable ring scanners, customized versions of our handheld computers, embedded wireless LAN cards and Bluetooth modules as OEM products to third party companies. Our companion plug-in data collection products work with our handheld computers and our cordless handheld barcode scanners work with many third-party mobile handheld devices including smartphones, tablet computers, ultra-mobile personal computers (UMPCs), notebooks and desktop systems, adding data collection capabilities to these devices. Our products are designed to run or enhance mobile applications that enable the accessing, collection and processing of data by workers while mobile. Our 2D (imager) and 1D (linear) barcode scanners are designed to work with a wide range of Smartphones and tablets running Apple iOS, Google Android, RIM BlackBerry and Microsoft Windows/Windows Mobile operating systems. Our mobile computing products utilize popular Bluetooth and wireless LAN connection technologies using management software we developed for ease of use.

We work closely with software application developers offering or developing software applications for use with our Windows Mobile handheld computers. Healthcare and hospitality are two of the primary areas of focus for software application developers who have developed applications for use on our mobile handheld computers, and a significant portion of our mobile handheld computer sales now come from organizations within these two market segments. Other vertical markets benefiting from mobile solutions include retail merchandising, automotive, government and education. These mobile solutions are designed to improve the productivity of business enterprises and service providers by automating manual tasks, improving the quality of information collected, and enhancing mobile productivity by processing and transferring information from remote locations and mobile devices to the business or medical enterprise, and then if required, back to the remote locations and mobile devices. We also closely support software application developers offering or developing software applications for use with our companion plug-in data collection devices and our cordless handheld barcode scanners. We offer software developer kits to enable developers to easily integrate bar code scanning with our products into their applications.

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

Index

We also make available to original equipment manufacturers (“OEMs”) customized versions of our handheld computers and companion plug-in data collection products, our cordless hand scanners, our wearable ring scanners, and component Bluetooth and wireless LAN technologies. We customize these products and components for our use in our own products and leverage that investment through the sale of modified versions or modules and plug-in cards to OEM manufacturers to embed into their products, including driver and device management software that is designed to simplify the ability of mobile employees to get and stay connected with Wi-Fi as well as with Bluetooth.

We subcontract the manufacturing of all of our products to independent third-party contract manufacturers located in the U.S., China and Taiwan who have the equipment, know-how and capacity to manufacture products to our specifications. Our mobile handheld computers and related companion plug-in data collection products, and our cordless handheld barcode scanners are sold through a worldwide network of distributors and resellers, vertical industry partners, and value added resellers (VARs). Our OEM products are sold directly to the original equipment manufacturers. The geographic regions we serve include the Americas, Europe, the Middle East, Africa and Asia Pacific.

Total revenues for the first quarter of 2011 were $3,954,000, a decrease of 2% from revenues of $4,039,000 in the first quarter of 2011. In the first quarter of 2012 we began classifying our revenues into two broad product families:

•         Mobile handheld computer and related products; and,

•         Cordless handheld barcode scanning products;

In the table that follows, revenues in the comparable first quarter of 2011 have been reclassified to conform to the current quarter presentation.

Our mobile handheld computer and related products include our SoMo® series mobile handheld computers (SoMo is derived from Socket Mobile), and the related peripheral plug-in data collection products and other accessories. Our SoMo series and related peripherals are designed to be durable, lightweight and dependable devices which meet the requirements of the healthcare, hospitality and other markets we serve. Our initial model, the SoMo 650, was introduced in June 2007 with initial volume shipments in September 2007, and features the Microsoft Windows Mobile operating system (currently Version 6.1). Windows Mobile is an industry standard OS for mobile applications thereby ensuring that the SoMo series is compatible with a large number of business applications, giving workers and businesses a familiar computing environment. Our mobile handheld computers are easy to customize for a particular application with peripherals such as our plug-in data collection devices and accessories, and are designed with an expected product life cycle of three to five years which meets the needs of our customers who are deploying mobile solutions. The SoMo 650’s other features include wireless LAN and Bluetooth, a fast processor, a large, bright screen display enabling its use outdoors, large amounts of SDRAM and flash memory, an extended battery, a durable case, multiple language support, reinforced CompactFlash and SDIO card slots, and programmable action buttons to activate peripheral devices such as our companion plug-in data collection products. Our plug-in data collection products are of CompactFlash form factor, are used primarily with our SoMo series mobile handheld computers, and are designed to extend the functionality of the SoMo series of mobile handheld computers to enable the electronic collection of data from barcodes, radio frequency identification (RFID) tags or magnetic stripes. These plug-in data collection products have been designed to compliment our SoMo series of handheld computers and are similarly durable devices for commercial use enabling a wide variety of accurate and rapid scans over a full work shift, and come with SocketScan software that allows data to be edited when scanned and provides an easy-to-use interface for developers to build barcode scanning into their applications. The SoMo 650 was specifically designed without an integrated mobile phone to serve the market for business mobility applications that are not mobile phone centric such as medication dispensing in the healthcare market or tableside ordering in the hospitality market, most of which use Bluetooth or wireless LAN connections for data communications.

Index

In late 2008, we introduced the SoMo 650 Rx Model made with antimicrobial materials added to the case plastics to provide an extra layer of protection to the device to aid against the multiplication and spread of potentially harmful bacteria and microbes found in healthcare environments. We expanded the use of this material and began offering antimicrobial versions of the SoMo related peripheral plug-in data collection devices. We also introduced a SoMo 650 DX Model without Bluetooth or wireless LAN for high security environments. We have also developed accessory products such as a back pack to enable direct connections to mobile phone networks using network phone cards and a durable case to provide additional protection in the event the computer is dropped. In addition, we work with third-party accessory providers who have qualified to make a number of accessory products that work with the SoMo family of products including headsets, battery chargers, keyboards, printers and smartcard readers.

In January 2012 we announced the SoMo 655 as an improved version of the SoMo650, to be available in the second quarter of 2012, with expanded wireless LAN (802.11b/g/n in the SoMo 655 vs. 802.11b/g in the SoMo 650), more memory (4 GB vs. 1 GB), an upgraded Windows Mobile operating system to Windows Embedded Handheld 6.5 (formerly known as Windows Mobile 6.5), micro SD and CompactFlash expansion card slots, and improvements in durability and other features. The SoMo 655 will be released in the same three models as the SoMo650, consisting of standard, antimicrobial (Rx) and no wireless LAN (DX), is expected to be available for three to five years and to replace the SoMo650 series during the second half of 2012.

Our cordless handheld barcode scanning products use Bluetooth technology as the connection interface. The scanners are ergonomically designed for ease of use and accurate repetitive rapid scanning over a full work shift, are durable, lightweight and compact. These scanners are available with 2D (imager) and 1D (linear) scanning engines, and are available in standard or antimicrobial cases. Our cordless handheld barcode scanners come with our SocketScan software which enables the use of these scanners with a wide variety of smartphones and tablets using operating systems from Apple (iOS), Google (Android), Research in Motion (Blackberry) and Microsoft Windows/Windows Mobile devices. We offer a software developer’s kit which enables developers to add commercial-grade barcode scanning capabilities to their applications, and we began offering Apple certified versions of our 2D scanner in both standard and antimicrobial versions beginning in late 2011 and, beginning in the second quarter of 2012, began shipping Apple certified versions of our 1D scanner.

Our SocketCare services provide extended warranty and accidental breakage coverage for selected products including our SoMo series of mobile handheld computers, our cordless handheld barcode scanners, and our CompactFlash plug-in data collection products. Service purchased at the time of product purchase provides for coverage in two-year and three-year terms. We additionally offer comprehensive coverage and program term extensions. We will also repair products that are out of warranty for a fee. Service revenues related to our SocketCare program and out-of-warranty services represented approximately 5% of our revenues in the three month period ended March 31, 2012, compared to 7% in the comparable period one year ago. Service revenues are included within the related product revenues in the table that follows.

Index

Other revenues include our OEM and embedded products, and our connectivity products. Our OEM and embedded products consist of our Bluetooth and wireless LAN plug-in cards used primarily by Original Equipment Manufacturers (OEMs) of electronic products to build wireless connection functions into their products using the Bluetooth and wireless LAN standards for wireless connectivity, and our cordless ring scanner which is an industrial strength barcode scanner that is worn on the index finger and connects via Bluetooth to mobile or fixed data collection computing devices. The cordless ring scanner enables a worker to scan while having two hands available and is designed for applications such as warehousing and pick-and-pack operations. Our connectivity products consist of our legacy products including our modems and accessory products including our Mobile Power Pack, adapters and cables. Other revenues represented approximately 3% and 19% of our revenues in the first quarter 2012 and 2011, respectively.

Our revenues by product family for the three months ended March 31, 2012 and 2011, and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three months ended March 31,				Increase
Product family:	2012		2011		(Decrease)
Mobile handheld computer and related products	$2,310	59%	$2,419	60%	(5%	)

Cordless handheld barcode scanning products	1,514	38%	836	21%	81%

Other	130	3%	784	19%	(83%	)

Total	$3,954	100%	$4,039	100%	(2%	)

Our mobile handheld computer and related product and service revenues in the first quarter of 2012 were $2.3 million, a decrease of 5% compared to revenues of $2.4 million in the first quarter of 2011. Revenues related to our mobile handheld computers increased by $0.3 million in the first quarter of 2012 reflecting higher sales volumes due to a growing customer base, and a recovery from shortages in the supply of our mobile handheld computer from our contract manufacturer which adversely affected our mobile handheld revenues in the comparable first quarter of 2011. Beginning in late 2010, a major tablet and smartphone manufacturer secured a majority of the LCD touch screen manufacturing capacity of our screen manufacturer causing short term supply disruptions as our LCD touch screen manufacturer reprioritized capacity commitments. Consequently, beginning in the fourth quarter 2010, sales of our mobile handheld computer products were reduced as a result of the shortages in the availability of LCD touch screens used in the manufacture of our mobile handheld computer. The shortages continued but to progressively lesser extents through the first three quarters of 2011, resulting in an inability to fully ship our quarterly mobile handheld computer backlog within each quarter until resolution of the supply issue in the fourth quarter 2011. These revenue increases in the first quarter 2012 were offset by declines of $0.4 million in sales of our companion plug-in data collection products due primarily to lower sales volumes of customized versions of our CompactFlash plug-in barcode scanners.

Index

Our cordless handheld barcode scanning product revenues in the first quarter of 2012 were $1.5 million, an increase of 81%, or $0.7 million, compared to revenues of $0.8 million in the first quarter of 2011. Revenue increases were primarily from increased sales volumes of our imager based cordless handheld scanners including our Apple certified cordless handheld scanner, and our new entry level cordless handheld scanning product which began shipping in the fourth quarter of 2011.

Service revenues were $0.2 million or 5% of our revenues in the first quarter 2012 compared to approximately $0.3 million or 7% of our revenue in same quarter one year ago. Decreases in service revenues in the first quarter 2012 were due to decreases in out-of-warranty related services compared to the comparable quarter in 2011. Service revenues related to our SocketCare service program were flat in the first quarter 2012 compared to the same quarter one year ago. Service revenues have been allocated to the respective products serviced in the table above.

Other revenues in the first quarter of 2012 were $130,000, a decrease of 83% compared to revenues of $0.8 million in the first quarter of 2011. Revenue declines of $0.4 million were from reduced sales volumes of our Cordless Ring Scanner. Remaining declines were from reduced sales volumes in our legacy connectivity products, and reduced sales volumes of our Bluetooth and wireless LAN plug-in cards used primarily by OEM customers. Sales of these products vary from quarter to quarter based on the timing of customer purchases.

Gross Margins

Our gross margins for the first quarter of 2012 were 38.5% compared to 37.5% in the comparable period one year ago. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Improvements in overall margins in the first quarter of 2012 are due primarily to overall margin improvements in our line of cordless handheld barcode scanners, and in particular the new models within that product line. New products typically begin with reduced margins that improve over time as unit volumes increase. Additional margin improvements were due to a product mix within our line of mobile handheld computers with the sale of more units with higher margins compared to the same quarter one year ago.

Research and Development Expense

Research and development expense in the first quarter of 2012 was $0.8 million, an increase of 17% compared to $0.7 million in the first quarter of 2011. Increased research and development expense in the comparable first quarters was primarily from increased development activities related to the development of our next generation SoMo series of mobile handheld computers, expected to begin shipping later in the second quarter of 2012. Research and development expense in the second quarter of 2012 is expected to continue at levels similar to the first quarter.

Sales and Marketing Expense

Sales and marketing expense in the first quarter of 2012 was $1.0 million, an increase of 16% compared to $0.8 million in the first quarter of 2011. Increased sales and marketing expense in the comparable first quarters was due primarily to increases in personnel costs reflecting personnel additions in the latter half of 2011. Additional increases in sales and marketing expense were from increases in advertising and travel costs in the comparable quarters. Sales and marketing expense in the second quarter of 2012 is expected to increase slightly due to product launch activities related to our next generation SoMo series of mobile handheld computers expected to begin shipping later in the second quarter of 2012.

Index

General and Administrative Expense

General and administrative expense in the first quarter of 2011 was $613,000, an increase of 3% compared to $596,000 in the first quarter of 2011. Increases in general and administrative expense in the first quarter 2012 were due primarily to increases in consulting and professional service fees and outside services. General and administrative expense is expected to decline in the second quarter of 2012 from first quarter levels due to the absence of professional fees and other expenses related to the costs of our annual audit which are expensed in the fourth and first quarters.

Interest Income and Expense

Interest income reflects interest earned on cash balances. Interest income in the first quarter of 2012 and 2011 was nominal in each of the periods, reflecting low average rates of return on cash balances.

Interest expense in the first quarter of 2012 was $30,000 compared to interest expense of $341,000 in the same period one year ago. Interest expense in the first quarter of 2012 was related primarily to interest on amounts drawn on our bank lines of credit. Interest expense in the first quarter of 2011 was related primarily to our convertible note including the amortization of the related debt discount totaling $316,000 for the quarter and interest of $24,000 on the principal outstanding during the quarter. Amortization of debt discount in the first quarter 2011 is a non-cash expense. Additionally, interest expense in each of the quarters presented includes interest on equipment lease financing obligations.

Income Taxes

Deferred tax expense in the first quarter of 2012 and 2011 and the corresponding deferred tax liability shown on our balance sheet, is related entirely to the deferred tax liability on the portion of our goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. We maintain a full valuation allowance for all other components of deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized. We have not generated taxable income in any periods in any jurisdiction, foreign or domestic.

Liquidity and Capital Resources

During the quarter ended March 31, 2012, and the year ended December 31, 2011, we incurred net losses of $0.9 million and $2.4 million, respectively. We have a history of operating losses and we may continue to be unprofitable in the foreseeable future. As of March 31, 2011, we have an accumulated deficit of $58.1 million. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $42 million in equity capital to fund our operations.

Index

As reflected in our Statements of Cash Flows, net cash provided from operating activities was $0.4 million in the first quarter of 2012, compared to cash used in operating activities of $0.4 million in the comparable quarter one year ago. We calculate net cash provided by or used in operating activities by reducing our net loss ($0.9 million in each of the first quarters of 2012 and 2011) by those expenses that did not require the use of cash, and reversing gains or losses that did not generate or use cash. These items consist of stock based compensation expense, depreciation, amortization of intangible assets, deferred tax expense, and in 2011, the amortization of debt discount. These amounts totaled $0.3 million in the first quarter of 2012 and $0.6 million in the first quarter of 2011. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In the first quarter of 2012 changes in operating assets and liabilities resulted in a net source of cash of $0.9 million and were primarily from reductions in accounts receivables due to lower overall shipments to our distributors in the first quarter of 2012 compared to the previous quarter, increases in accounts payables due to increased inventory purchases of our mobile handheld computers and the timing of vendor payments, partially offset by the increases in inventory due to the purchases just mentioned. In the first quarter of 2011 changes in operating assets and liabilities resulted in a net use of cash of $0.1 million and were primarily from increases in accounts receivable due to increases in overall shipments in the first quarter 2011 and the timing of those shipments later in the quarter compared to the previous quarter, increases in prepaid expenses, and reductions in deferred income on shipments to distributors due to delays in stocking our distribution channel resulting from supply delays on our mobile handheld computer, partially offset by increases in accounts payable due to deferred payments, and decreases in inventory.

Cash used in investing activities was $106,000 in the first quarter of 2012 compared to $12,000 in the first quarter of 2011. Increases in investing activities in the first quarter of 2012 is related primarily to expenditures on tooling for our next generation mobile handheld computer which is expected to begin shipping later in the second quarter of 2012.

Cash used in financing activities was $0.2 million in the first quarter of 2012 compared to cash provided of $0.7 million in the first quarter of 2011. Financing activities in the first quarter of 2012 consisted primarily of net amounts paid on our bank lines of credit partially offset by stock option exercises. Financing activities in the first quarter 2011 consisted primarily of a reduction in the amount of cash required to collateralize our senior convertible note payable. Increases in qualified accounts receivable during the first quarter were sufficient to fully collateralize the note thereby eliminating the requirement to restrict cash at March 31, 2011. The reduction in restricted cash was partially offset by payments on capital leases.

Our cash balances at March 31, 2012 were $1.0 million, including $0.9 million advanced on our bank lines of credit. At March 31, 2012 we had additional unused borrowing capacity of approximately $0.6 million on our bank lines of credit. Our balance sheet at March 31, 2012 has a current ratio (current assets divided by current liabilities) of 0.71 to 1.0, a working capital deficit of $2.1 million (current assets less current liabilities), and no material long term debt. We have taken steps beginning in the fourth quarter of 2008 to reduce our overall expenses and to align our cost structure with current economic conditions. We have the ability to further reduce expenses if necessary. We believe our existing cash, plus our ability to reduce costs and manage our working capital balances, and our bank lines of credit will be sufficient to meet our funding requirements at least through March 31, 2012. If we can return to profitability and revenue growth, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increasing expenses, including more employees to support our growth and increases in salaries, benefits, and related support costs for employees. If we cannot return to profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. There can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of our current operations.

Index

Our contractual cash obligations at March 31, 2012 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Capital leases	$15,000	$14,000	$1,000	$—	$—
Operating leases	2,460,000	363,000	749,000	810,000	538,000
Unconditional purchase obligations with contract manufacturers	4,147,000	4,147,000	—	—	—
Total contractual obligations	$6,622,000	$4,524,000	$750,000	$810,000	$538,000

Off-Balance Sheet Arrangements

As of March 31, 2012, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash and our bank credit line facilities. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended March 31, 2012, a decline of 1% in interest rates would not have had a material effect on our quarterly interest income.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. Recently our distributor in Japan began purchasing our products in Yen. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros and our Yen denominated receivables, to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended March 31, 2012, an adverse change of 10% in exchange rates would have resulted in an increase in our net loss for the first quarter 2012 of approximately $76,000 if left unprotected. For the first quarter of 2012 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $2,000. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

PART II

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

We must meet certain criteria for continued listing on the NASDAQ Capital Market stock exchange. In particular, the minimum stockholders’ equity specified for our continued listing is $2.5 million. At March 31, 2012 our stockholders’equity was approximately $2.45 million. We are currently developing plans to return to compliance with the minimum stockholder’s equity requirement. Our inability to maintain our listing on the NASDAQ Capital Market exchange could adversely affect the market price and liquidity of our stock.

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

Index

We cannot be sure that we will have sufficient resources to make adequate investments in research and development or that we will be able to identify trends or make the technological advances necessary to be competitive.

A significant portion of our revenue currently comes from a limited number of distributors, and any decrease in revenue from these distributors could harm our business.

A significant portion of our revenue comes from a limited number of distributors. Ingram Micro Inc. and ScanSource, Inc. together represented approximately 38% and 29% of our worldwide revenues in the first quarter of 2012 and fiscal year 2011, respectively. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. Additionally, 11% of our revenue in the fiscal year 2011 came from Epocal, Inc., an OEM customer. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with Ingram Micro Corporation or ScanSource, Inc., or any of our other significant distributors, we would experience disruption and delays in marketing our products.

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

•         we periodically face intense price competition, particularly when our competitors have excess inventories and discount their prices to clear their inventories; and

•         certain manufacturers of tablets, mobile phones and handheld computers offer products with built-in functions, such as Bluetooth wireless technology, Wi-Fi, or barcode scanning, that compete with our products.

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

We have devoted significant research and development resources to design products to work with a number of operating systems used in mobile devices including Windows Mobile, Windows CE, Windows 7/Vista/XP, Windows Embedded Handheld, RIM Blackberry, Apple, Google’s Android, and to develop our own family of mobile handheld computers. Such design activities have diverted financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft, Research In Motion, Apple, or Google is obligated to continue the collaboration or to support the products produced from the collaboration. Consequently, these organizations may terminate their collaborations with us for a variety of reasons, including our failure to meet agreed-upon standards or for reasons beyond our control, such as changing market conditions, increased competition, discontinued product lines, and product obsolescence.

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

A number of our officers and senior managers have been employed for nine to twenty years by us, including our President, Executive Vice President, Chief Financial Officer, Chief Technical Officer, and Chief Operating Officer. Our future success will depend upon the continued service of key officers and senior managers. Competition for officers and senior managers is intense, and there can be no assurance that we will be able to retain our existing senior personnel. The loss of one or more of our officers or key senior managers could adversely affect our ability to compete.

The expensing of options will continue to reduce our operating results and may continue to cause us to incur net losses such that we may find it necessary to change our business practices to attract and retain employees.

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. Furthermore, on July 1, 2010, we completed a stockholder approved exchange offer for certain of our outstanding options. As a result, the total remaining unrecognized compensation costs related to unvested stock options increased by $0.74 million, which is being amortized over the weighted average remaining requisite period of 2.4 years. The expensing of employee stock options adversely affected our net income and earnings per share in the first quarter 2012 and in each of the quarters in fiscal 2011, will continue to adversely affect future quarters, and will make profitability harder to achieve. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

Export sales (sales to customers outside the United States) accounted for approximately 44% and 34% of our revenue in the first quarter of 2012 and fiscal 2011, respectively. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of May 11, 2012, we had 4,861,063 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of May 11, 2012, we had 1,587,565 shares of common stock subject to outstanding options under our stock option plans, and 99,061 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

Index

As of May 11, 2012, we had 57,776 shares of common stock subject to outstanding warrants issued in our 2009 private placement. We have registered the resale of all shares of common stock subject to the warrants. Accordingly, the shares of common stock underlying these warrants will be eligible for resale in the public market as soon as the warrants are exercised, subject to S-3 prospectus delivery requirements.

As of May 11, 2012, we had 550,000 shares of common stock subject to outstanding warrants issued in connection with the convertible note financing in November 2010. We have registered the resale of all shares of common stock subject to the note conversion and warrants. Accordingly, the shares of common stock underlying the note and warrants will be eligible for resale in the public market as soon as the note is converted and the warrants are eligible and exercised, subject to S-3 prospectus delivery requirements.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2011 through May 11, 2012, our common stock price fluctuated between a high of $3.90 and a low of $1.62. Following a one-for-ten reverse stock split effected on October 23, 2008, which significantly decreased the Company’s share float, we have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: May 14, 2012	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 14, 2012	/s/ David W. Dunlap
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