Form 10-Q
period 2012-06-30
SOCKET MOBILE, INC.
filed 2012-08-14
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

The number of shares of Common Stock ($0.001 par value) outstanding as of August 10, 2012 was 4,861,063 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED BALANCE SHEETS

	June 30, 2012 (unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$612,394	$957,022
Accounts receivable, net	1,506,488	2,791,549
Inventories	1,765,654	1,461,052
Prepaid expenses and other current assets	160,254	218,862
Total current assets	4,044,790	5,428,485

Property and equipment:
Machinery and office equipment	2,115,752	2,212,178
Computer equipment	1,375,805	1,324,696
	3,491,557	3,536,874
Accumulated depreciation	(3,066,606)	(3,225,231)
Property and equipment, net	424,951	311,643

Intangible assets, net	120,000	150,000
Goodwill	4,427,000	4,427,000
Other assets	81,518	80,076
Total assets	$9,098,259	$10,397,204

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,683,852	$3,266,764
Accrued expenses	94,554	94,554
Accrued payroll and related expenses	608,363	564,980
Bank line of credit	897,415	1,109,600
Deferred income on shipments to distributors	1,169,190	1,571,544
Short term portion of deferred service revenue	236,194	247,174
Short term portion of capital leases and deferred rent	16,972	17,731
Total current liabilities	6,706,540	6,872,347

Long term portion of deferred service revenue	190,770	167,476
Long term portion of capital leases and deferred rent	231,639	184,341
Deferred income taxes	63,425	47,455
Total liabilities	7,192,374	7,271,619

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 10,000,000 shares,
Issued and outstanding – 4,861,063 shares at June 30, 2012 and 4,832,079 shares at December 31, 2011	4,861	4,832
Additional paid-in capital	60,732,297	60,324,852
Accumulated deficit	(58,831,273)	(57,204,099)
Total stockholders’ equity	1,905,885	3,125,585
Total liabilities and stockholders’ equity	$9,098,259	$10,397,204

See accompanying notes. 1

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$4,037,502	$4,352,611	$7,991,261	$8,392,053

Cost of revenues	2,539,251	2,526,072	4,969,941	5,051,804

Gross profit	1,498,251	1,826,539	3,021,320	3,340,249

Operating expenses:
Research and development	739,860	647,558	1,523,905	1,317,333
Sales and marketing	982,405	857,976	1,942,432	1,685,942
General and administrative	496,541	532,475	1,109,699	1,128,032
Total operating expenses	2,218,806	2,038,009	4,576,036	4,131,307

Operating loss	(720,555)	(211,470)	(1,554,716)	(791,058)

Interest expense, net	(26,860)	(172,722)	(56,488)	(513,409)

Net loss before income taxes	(747,415)	(384,192)	(1,611,204)	(1,304,467)
Deferred income tax expense	(7,985)	(7,985)	(15,970)	(15,970)

Net loss	$(755,400)	$(392,177)	$(1,627,174)	$(1,320,437)

Net loss per share:

Basic and diluted	$(0.16)	$(0.09)	$(0.34)	$(0.32)

Weighted average shares outstanding:

Basic and Diluted	4,854,179	4,233,519	4,846,197	4,084,395

See accompanying notes. 2

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(1,627,174)	$(1,320,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	363,460	360,161
Depreciation and amortization	183,303	207,607
Amortization of debt discount to interest expense	—	468,956
Non cash interest expense on convertible note	—	4,244
Deferred income tax expense	15,970	15,970

Changes in operating assets and liabilities:
Accounts receivable	1,285,061	(711,501)
Inventories	(304,602)	501,523
Prepaid expenses and other current assets	58,608	(65,651)
Other assets	(1,442)	48,055
Accounts payable	417,088	309,930
Accrued payroll and related expenses	43,383	13,135
Deferred income on shipments to distributors	(402,354)	118,555
Deferred service revenue	12,314	(68,174)
Deferred rent	(8,043)	(5,964)
Net cash provided by (used in) operating activities	35,572	(123,591)

Investing activities
Purchases of equipment and tooling	(205,827)	(40,488)
Net cash used in investing activities	(205,827)	(40,488)

Financing activities
Payments on capital leases	(6,202)	(6,439)
Reduction in restricted cash requirement	—	710,797
Proceeds from borrowings under bank line of credit agreement	3,896,718	—
Repayments of borrowings under bank line of credit agreement	(4,108,903)	—
Stock options exercised	14,015	14,118
Warrants exercised	29,999	—
Net cash provided by (used in) financing activities	(174,373)	718,476

Net increase (decrease) in cash and cash equivalents	(344,628)	554,397

Cash and cash equivalents at beginning of period	957,022	460,833
Cash and cash equivalents at end of period	$612,394	$1,015,230

Supplemental cash flow information
Cash paid for interest	$61,319	$32,572
Non-cash investing and financing activities:
Issuance of common stock for reduction in accounts payable balance	$—	$499,998
Beneficial conversion feature associated with senior convertible note payable	$—	$273,904
Conversion of senior convertible note payable and accrued interest to common stock	$—	$229,244

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

Liquidity

During the six months ended June 30, 2012, and the year ended December 31, 2011, the Company incurred net losses of $1,627,174 and $2,422,361, respectively. As of June 30, 2012, the Company has an accumulated deficit of $58,831,273. The Company’s cash balances at June 30, 2012 were $612,394 including $897,415 advanced on its bank lines of credit. At June 30, 2012 the Company had additional unused borrowing capacity of approximately $423,000 on its bank lines of credit (approximately $117,000 and $306,000, respectively, on the domestic and international credit lines). The Company’s balance sheet at June 30, 2012 has a current ratio (current assets divided by current liabilities) of 0.6 to 1.0, a working capital deficit of $2,661,750 (current assets less current liabilities).

In the last three years the Company has taken actions to reduce its expenses and to align its cost structure with economic conditions. The Company has the ability to further reduce expenses if necessary. Additional steps by management intended to reduce operating losses and achieve profitability include the introduction of new products, and continued close support of the Company’s distributors and its application partners as they establish their mobile applications in key vertical markets. On August 1, 2012, the Company issued $400,000 in convertible subordinated notes to increase its working capital balances (see “NOTE 11 — Subsequent Event” for more information). Management believes its existing cash balances, plus its ability to reduce costs and manage its working capital balances, and its bank lines of credit will be sufficient to meet its funding requirements at least through June 30, 2013.

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less at date of purchase to be cash equivalents. At June 30, 2012 and December 31, 2011, all of the Company’s cash and cash equivalents consisted of amounts held in demand and money market deposits in banks. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	June 30,	December 31,
	2012	2011
Raw materials and sub-assemblies	$1,670,632	$1,432,696
Finished goods	95,022	28,356
	$1,765,654	$1,461,052

NOTE 4 — Bank Financing Arrangements

On October 12, 2011, the Company entered into a new credit facility agreement with Silicon Valley Bank (the “Bank”). This credit facility allows the Company to borrow up to $2,500,000 based on the level of qualified domestic and international receivables, up to a maximum of $1,500,000 and $1,000,000, respectively. Advances against the domestic line are calculated at 80% of qualified receivables except for receivables from distributors which are calculated at 60%. Advances against the international line are calculated at 90% against qualified hedged receivables and 70% against qualified non-hedged receivables and receivables from distributors. Borrowings under the lines bear an annual interest rate equal to the greater of (i) the Bank’s prime rate plus 1%, or (ii) 5%. The rate in effect has been 5% to date. There is also a collateral handling fee of 0.25% per month of the financed receivable balance outstanding. The applicable interest and fees are calculated based on the full amount of the accounts receivable provided as collateral for the actual amounts borrowed. The credit facility agreement expires on October 12, 2013 unless renewed. The agreement may be terminated by the Company or by the Bank at any time. Upon such termination, the Bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at the Bank’s discretion and the Bank is not obligated to make advances. In addition, the Company must maintain a minimum liquidity ratio calculated at the end of each month of quick assets (unrestricted cash equivalents at the Bank plus net eligible accounts receivable) to outstanding obligations to the Bank of not less than 2.0 to 1.0. The outstanding amounts borrowed under the domestic and international lines at June 30, 2012 were $586,572 and $310,843, respectively, and the full amounts of accounts receivable provided as collateral were $959,012, and $439,160, respectively. The outstanding amounts borrowed under the domestic and international lines at December 31, 2011 were $921,621 and $187,979, respectively, and the full amounts of accounts receivable provided as collateral were $1,481,039, and $266,006, respectively. Interest expense on the amounts drawn during the three and six months ended June 30, 2012 were $26,056 and $55,549, respectively. Accrued interest related to the amounts outstanding at June 30, 2012 and December 31, 2011 was $5,127 and $10,477, respectively.

Index

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
United States	$2,255,519	$2,902,614	$4,478,578	$5,827,059
Europe	1,160,557	1,104,711	2,390,052	1,978,880
Asia and rest of world	621,426	345,286	1,122,631	586,114
Total revenues	$4,037,502	$4,352,611	$7,991,261	$8,392,053

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Index

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues in the three and six month periods ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Ingram Micro Inc.	19%	13%	17%	15%
ScanSource, Inc.	18%	14%	20%	12%
Epocal Inc.	*	11%	*	16%

_____________

* Customer accounted for less than 10% of total revenues for the period

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company invests its cash in demand and money market deposit accounts in banks. To the extent of the amounts recorded on the balance sheet, cash is concentrated at the Company’s bank to the extent needed to comply with the minimum liquidity ratio of the bank line agreement. To date, the Company has not experienced losses on these investments. The Company’s trade accounts receivables are primarily with distributors and OEMs. The Company performs ongoing credit evaluations of its customers’ financial conditions but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
	2012	2011
Company A	33%	11%
Company B	20%	*
Company C	13%	10%
Company D	*	33%

_____________

* Customer accounted for less than 10% of total accounts receivable for the period

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply such as the Company experienced in the fourth quarter 2010 and to a progressively lesser extent over the first, second, and third quarters of 2011 with the delays in availability of LCD touch screens used in the manufacture of the Company’s mobile handheld computer. If the Company were unable to procure certain of such materials, it would be required to reduce its operations, which could have a material adverse effect upon its results. At June 30, 2012 and December 31, 2011, 37% and 56%, respectively, of the Company’s accounts payable balances were concentrated in a single supplier. For the quarter ended June 30, 2012, this and another supplier accounted for 61% of the inventory purchases.

Index

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 — Stock-Based Compensation

The Company recognizes stock-based compensation in the financial statements for all share-based awards to employees, including grants of employee stock options, based on their fair values. The Company uses a binomial lattice valuation model to estimate the fair value of stock option grants. The binomial lattice model incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these factors affect the estimate of the fair value of the Company's stock option grants. Total stock-based compensation expense for the three and six months ended June 30, 2012 was $185,527 and $363,460, respectively. Total stock-based compensation expense for the three and six months ended June 30, 2011 was $181,658 and $360,161, respectively. In the three and six months ended June 30, 2012, 64,000 and 215,300 stock options were granted, respectively, at weighted average per share fair values estimated at $1.28 and $1.29, respectively.

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

NOTE 8 — Net Loss Per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(755,400)	$(392,177)	$(1,627,174)	$(1,320,437)

Denominator:
Weighted average common shares outstanding used in computing net loss per share:
Basic and Diluted	4,854,179	4,233,519	4,846,197	4,084,395

Net loss per share:
Basic and Diluted	$(0.16)	$(0.09)	$(0.34)	$(0.32)

Index

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the three and six months ended June 30, 2012 and 2011, the diluted net loss per share is equal to the basic net loss per share because the Company experienced losses in these periods. Thus no potential common shares underlying stock options and warrants have been included in the net loss per share calculation, as their effect is anti-dilutive. Options and warrants to purchase 2,207,454 shares and 2,053,078 shares of common stock at June 30, 2012, and 2011, respectively, have been omitted from the net loss per share calculation.

NOTE 9 — Common Stock Financing

On February 23, 2011, the Company issued 282,485 shares of its common stock to settle trade payables due to AboCom Systems. The shares were priced at a closing bid price of $1.77 per share as reported on February 23, 2011 for a total of $499,998.

NOTE 10 — Taxes

Income tax expense during the three and six months ended June 30, 2012 and 2011, and the deferred income tax amounts shown on the Company’s Condensed Balance Sheets, is related entirely to the deferred tax liability on the portion of the Company’s goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. As a result, the Company recognized deferred tax expense of $7,985 and $15,970 in each of the three and six month periods ended June 30, 2012 and 2011.

At December 31, 2011, the Company has an unrecognized tax benefit of approximately $635,000, which did not change significantly during the three and six months ended June 30, 2012. Future changes in the unrecognized tax benefit are unlikely to have an impact on the effective tax rate due to the full valuation allowance recorded on the Company’s deferred tax assets, as realization of the deferred tax assets is dependent upon future taxable income.

NOTE 11 — Subsequent Event

On August 1, 2012, the Company issued to selected officers and directors of the Company $400,000 in convertible subordinated notes. The net proceeds of $400,000 will be used for working capital purposes. The notes are two-year notes that accrue interest at 8% per annum and mature on August 1, 2014. Accrued interest is payable upon redemption. The notes and accrued interest may be redeemed after six months. The notes are convertible into common stock at the option of the holder at $2.44 per share as long as warrants previously issued to Hudson Bay Capital Master Fund are outstanding, or at $2.00 per share if the Hudson Bay warrants are no longer outstanding. The Hudson Bay Capital Master Fund warrants expire on May 20, 2016. The notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Silicon Valley Bank.

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

Liquidity

During the six months ended June 30, 2012, and the year ended December 31, 2011, we incurred net losses of $1.6 million and $2.4 million, respectively. We have a history of operating losses and we may continue to be unprofitable in the foreseeable future. As of June 30, 2012, we have an accumulated deficit of $58.8 million. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $42 million in equity capital to fund our operations. Our cash balances at June 30, 2012 were $0.6 million, including $0.9 million advanced on our bank lines of credit. At June 30, 2012 we had additional unused borrowing capacity of approximately $0.4 million on our bank lines of credit. Our balance sheet at June 30, 2012 has a current ratio (current assets divided by current liabilities) of 0.6 to 1.0, a working capital deficit of $2.7 million (current assets less current liabilities).

We have taken steps in the last three years to reduce our overall expenses and to align our cost structure with current economic conditions. We have the ability to further reduce expenses if necessary. We have taken additional steps intended to reduce operating losses and achieve profitability including the introduction of new products, and continued close support of our distributors and application partners as they establish their mobile applications in key vertical markets. In August 2012, we issued $400,000 in convertible subordinated notes to increase our working capital balances (see “NOTE 11 — Subsequent Event” for more information). We believe our existing cash, plus our ability to reduce costs and manage our working capital balances, and our bank lines of credit will be sufficient to meet our funding requirements at least through June 30, 2013.

If we can achieve profitability and revenue growth, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increasing expenses, including more employees to support our growth and increases in salaries, benefits, and related support costs for employees. If we cannot achieve profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. There can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of our current operations.

Index

Revenues

Total revenues for the three and six months ended June 30, 2012 were $4,038,000 and $7,991,000, respectively, a decrease of 7% and 5% from revenues of $4,353,000 and $8,392,000, respectively, in the comparable periods one year ago. In 2012 we began classifying our revenues into two broad product families:

•         Mobile handheld computer and related products; and,

•         Cordless handheld barcode scanning products;

In the table that follows, revenues in the comparable three and six months of 2011 have been reclassified to conform to the current quarter presentation.

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

Index

In January 2012 we announced the SoMo 655 as an improved version of the SoMo 650, to be available in the second quarter of 2012, with expanded wireless LAN (802.11b/g/n in the SoMo 655 vs. 802.11b/g in the SoMo 650), more memory (4 GB vs. 1 GB), an upgraded Windows Mobile operating system to Windows Embedded Handheld 6.5 (formerly known as Windows Mobile 6.5), micro SD and CompactFlash expansion card slots, and improvements in durability and other features. In June 2012 we began shipping the SoMo 655 in standard and antimicrobial (Rx) models, and plan to release the no wireless LAN (DX) model as current models of the SoMo 650DX are exhausted. The SoMo 655 models are expected to be available for three to five years and to replace the SoMo 650 series during the second half of 2012.

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

Our SocketCare services provide extended warranty and accidental breakage coverage for selected products including our SoMo series of mobile handheld computers, our cordless handheld barcode scanners, and our CompactFlash plug-in data collection products. Service purchased at the time of product purchase provides for coverage in two-year and three-year terms. We additionally offer comprehensive coverage and program term extensions. We will also repair products that are out of warranty for a fee. Service revenues related to our SocketCare program and out-of-warranty services represented approximately 5% of our revenues in each of the three and six month periods ended June 30, 2012, compared to 6% in each of the comparable periods one year ago. Service revenues are included within the related product revenues in the table that follows.

Other revenues include our OEM and embedded products, and our connectivity products. Our OEM and embedded products consist of our Bluetooth and wireless LAN plug-in cards used primarily by Original Equipment Manufacturers (OEMs) of electronic products to build wireless connection functions into their products using the Bluetooth and wireless LAN standards for wireless connectivity, and our cordless ring scanner which is an industrial strength barcode scanner that is worn on the index finger and connects via Bluetooth to mobile or fixed data collection computing devices. The cordless ring scanner enables a worker to scan while having two hands available and is designed for applications such as warehousing and pick-and-pack operations. Our connectivity products consist of our legacy products including our modems and accessory products including our Mobile Power Pack, adapters and cables. Other revenues represented approximately 6% and 5% of our revenues in the three and six month periods ended June 30, 2012, respectively, compared to 14% and 17% in the comparable periods one year ago.

Index

Our revenues by product family for the three and six months ended June 30, 2012 and 2011, and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
Product family:	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Mobile handheld computer and related products	$2,212	$2,877	(23%)	$4,522	$5,296	(15%)
Cordless handheld barcode scanning products	1,578	847	86%	3,092	1,683	84%
Other	248	629	(61%)	377	1,413	(73%)
Total	$4,038	$4,353	(7%)	$7,991	$8,392	(5%)

Our mobile handheld computer and related product and service revenues in the three and six months ended June 30, 2012 were $2.2 million and $4.5 million, a decrease of 23% and 15% compared to revenues of $2.9 million and $5.3 million in the corresponding periods one year ago. Mobile handheld computer revenues (excluding revenues from the related plug-in products and services) in the second quarter of 2012 declined by $0.3 million compared to the same period one year ago reflecting lower sales volumes and price discounts in effect during the second quarter 2012 to incentivize sales of our older SoMo 650 models ahead of initial shipments of our next generation SoMo 655 mobile computers into our distribution channel which commenced in late June 2012. Mobile handheld computer revenues in the first half of 2012 were flat compared to the same period one year ago reflecting a recovery from shortages in the supply of our mobile handheld computer from our contract manufacturer which adversely affected our mobile handheld revenues in the first half of 2011. Beginning in late 2010, a major tablet and smartphone manufacturer secured a majority of the LCD touch screen manufacturing capacity of our screen manufacturer causing short term supply disruptions as our LCD touch screen manufacturer reprioritized capacity commitments. Consequently, beginning in the fourth quarter 2010, sales of our mobile handheld computer products were reduced as a result of the shortages in the availability of LCD touch screens used in the manufacture of our mobile handheld computer. The shortages continued but to progressively lesser extents through the first three quarters of 2011, resulting in an inability to fully ship our quarterly mobile handheld computer backlog within each quarter until resolution of the supply issue in the fourth quarter 2011. Additional declines in the three and six month periods ended June 30, 2012 of $0.4 million and $0.8 million, respectively, were primarily from declines in sales of our companion plug-in data collection products due primarily to lower sales volumes of customized versions of our CompactFlash plug-in barcode scanners compared to the corresponding periods one year ago.

Our cordless handheld barcode scanning product revenues in the three and six months ended June 30, 2012 were $1.6 million and $3.1 million, an increase of 86% and 84% compared to revenues of $0.8 million and $1.7 million in the comparable periods one year ago. Revenue increases in the three and six month periods were primarily from increased sales volumes of our imager based cordless handheld scanners including our Apple certified cordless handheld scanner, and our new entry level cordless handheld scanning product which began shipping in the fourth quarter of 2011.

Index

Service revenues were $0.2 million or 5% of our revenues in the second quarter 2012 compared to $0.3 million or 6% of our revenue in same quarter one year ago. Service revenues were $0.4 million or 5% of our revenues in the first half of 2012 compared to $0.5 million or 6% of our revenue in same period one year ago. Decreases in service revenues in the comparable three and six month periods were due to decreases in out-of-warranty related services. Service revenues related to our SocketCare service program were flat in the comparable three and six month periods. Service revenues have been allocated to the respective products serviced in the table above.

Other revenues in the second quarter of 2012 were $0.2 million, a decrease of 61% compared to revenues of $0.6 million in the same quarter one year ago. Other revenues in the first half of 2012 were $0.4 million, a decrease of 73% compared to revenues of $1.4 million in the same period one year ago. Revenue declines of $0.2 million and $0.6 million in the comparable three and six month periods were from reduced sales volumes of our Cordless Ring Scanner. Remaining declines were from reduced sales volumes in our legacy connectivity products, and reduced sales volumes of our Bluetooth and wireless LAN plug-in cards used primarily by OEM customers. Sales of these products vary from quarter to quarter based on the timing of customer purchases.

Gross Margins

Our gross margins in the three and six months ended June 30, 2012 were 37% and 38%, compared to margins of 42% and 40%, in the corresponding periods one year ago. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Declines in overall margins in the three and six months ended June 30, 2012 were due primarily to lower margins on our mobile handheld computer products as a result of pricing discounts in effect during the second quarter 2012 to incentivize sales of our older SoMo 650 models ahead of initial unit shipments of our next generation SoMo 655 mobile computers into our distribution channel which commenced in latter June 2012. Additional margin declines were due to the reduction of inventory in our distribution channel, primarily in the stocking levels of our SoMo 650 models which resulted in the absorption of a greater portion of fixed overhead costs in the current periods compared to the corresponding periods one year ago.

Research and Development Expense

Research and development expense in the three months ended June 30, 2012 was $0.7 million, an increase of 14% compared to $0.6 million in the corresponding period one year ago. Research and development expense for the six months ended June 30, 2012 was $1.5 million, an increase of 16% compared to research and development expense of $1.3 million in the corresponding period one year ago. Increased research and development expense in the comparable three and six month periods was primarily from increased development activities related to the development of our next generation SoMo series of mobile handheld computers, which we began shipping in June 2012. Research and development expense in the third quarter of 2012 is expected to decline from second quarter levels as a result of concluding the majority of our next generation mobile handheld development activities.

Sales and Marketing Expense

Sales and marketing expense for the three months ended June 30, 2012 was $1.0 million, an increase of 15% compared to sales and marketing expense of $0.9 million in the corresponding period one year ago. Sales and marketing expense for the six month period ended June 30, 2012 was $1.9 million, an increase of 15% compared to sales and marketing expense of $1.7 million in the corresponding period one year ago. Increased sales and marketing expense in the comparable three and six month periods was due primarily to increases in personnel costs reflecting personnel additions in the latter half of 2011. Additional increases in sales and marketing expense were from increases in advertising and travel costs in the comparable periods. Sales and marketing expense in the third quarter of 2012 is expected to continue at levels comparable to the preceding second quarter.

Index

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2012 was $497,000, a decrease of 7% compared to general and administrative expense of $532,000 in the corresponding period one year ago. General and administrative expense for the six month period ended June 30, 2012 was $1,110,000, a decrease of 2% compared to general and administrative expense of $1,128,000 in the corresponding period one year ago. Declines in the comparable three and six month periods were primarily from reductions in outside services expense, partially offset by increases in legal expense in each of the comparable periods.

Interest Income and Expense

Interest income reflects interest earned on cash balances. Interest income in the three and six months ended June 30, 2012 and 2011 was nominal in each of the periods, reflecting low average rates of return on cash balances.

Interest expense in the three and six months ended June 30, 2012 was $27,000 and $56,000, compared to interest expense of $173,000 and $513,000 in the same periods one year ago. Interest expense in the three and six months ended June 30, 2012 was related primarily to interest on amounts drawn on our bank lines of credit. Interest expense in the three and six months ended June 30, 2011 was related primarily to our convertible note including the amortization of the related debt discount and interest on the principal outstanding during the three and six month periods. Amortization of debt discount in 2011 was a non-cash expense. Additionally, interest expense in each of the quarters presented includes interest on equipment lease financing obligations.

Income Taxes

Deferred tax expense in the first half of 2012 and 2011 and the corresponding deferred tax liability shown on our balance sheet, is related entirely to the deferred tax liability on the portion of our goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. We maintain a full valuation allowance for all other components of deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized. We have not generated taxable income in any periods in any jurisdiction, foreign or domestic.

Cash Flows and Contractual Obligations

As reflected in our Statements of Cash Flows, net cash provided from operating activities was $36,000 in the first six months 2012, compared to cash used in operating activities of $124,000 in the comparable period a year ago. We calculate net cash provided by or used in operating activities by reducing our net loss ($1.6 million and $1.3 million in the first six months of 2012 and 2011, respectively) by those expenses that did not require the use of cash, and reversing gains or losses that did not generate or use cash. These items consist of stock based compensation expense, depreciation, amortization of intangible assets, deferred tax expense, and in 2011, the amortization of debt discount. These amounts totaled $0.6 million in the first half of 2012 and $1.1 million in the first half of 2011. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In the first half of 2012 changes in operating assets and liabilities resulted in a net source of cash of $1.1 million and were primarily from reductions in accounts receivables due to lower overall shipments to our distributors in the second quarter of 2012 compared to the fourth quarter of last year, increases in accounts payables due to increased inventory purchases of our mobile handheld computers and the timing of vendor payments, partially offset by the increases in inventory due to the purchases just mentioned. In the first half of 2011 changes in operating assets and liabilities resulted in a net source of cash of $140,000 and were primarily from reductions in inventory as a result of increased shipments, increased stocking levels in our distribution channel as a result of the overall increased shipments, and increases in accounts payable due to deferred payments, partially offset by increases in accounts receivable due to the increase in overall shipments in the second quarter 2011 compared to the fourth quarter of the prior year, increases in prepaid expenses, and declines in deferred service revenues.

Index

Cash used in investing activities was $206,000 in the first half of 2012 compared to $40,000 in the first half of 2011. Increases in investing activities in the first half of 2012 is related primarily to expenditures on tooling for our next generation mobile handheld computer which we began shipping into our distribution channel in June 2012.

Cash used in financing activities was $0.2 million in the first half of 2012 compared to cash provided of $0.7 million in the first half of 2011. Financing activities in the first half of 2012 consisted primarily of net amounts paid on our bank lines of credit partially offset by stock option and warrant exercises. Financing activities in the first half of 2011 consisted primarily of a reduction in the amount of cash required to collateralize our senior convertible note payable. Increases in qualified accounts receivable in the first half of 2011 were sufficient to fully collateralize the note thereby eliminating the requirement to restrict cash at June 30, 2011. The reduction in restricted cash was partially offset by payments on capital leases.

Our contractual cash obligations at June 30, 2012 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Capital leases	$74,000	$17,000	$37,000	$20,000	$—
Operating leases	2,364,000	356,000	756,000	818,000	434,000
Unconditional purchase obligations with contract manufacturers	4,898,000	4,898,000	—	—	—
Total contractual obligations	$7,336,000	$5,271,000	$793,000	$838,000	$434,000

Off-Balance Sheet Arrangements

As of June 30, 2012, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash and our bank credit line facilities. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended June 30, 2012, a decline of 1% in interest rates would not have had a material effect on our quarterly interest income.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. Our distributor in Japan began purchases our products in Yen. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros and our Yen denominated receivables, to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended June 30, 2012, an adverse change of 10% in exchange rates would have resulted in an increase in our net loss for the second quarter 2012 of approximately $63,000 if left unprotected. For the second quarter of 2012 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $1,600. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Index

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

A significant portion of our revenue comes from a limited number of distributors. Ingram Micro Inc. and ScanSource, Inc. together represented approximately 37% and 29% of our worldwide revenues in the first half of 2012 and fiscal year 2011, respectively. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. Additionally, 11% of our revenue in the fiscal year 2011 came from Epocal, Inc., an OEM customer. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with Ingram Micro Corporation or ScanSource, Inc., or any of our other significant distributors, we would experience disruption and delays in marketing our products.

Index

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

Index

Increased competition could result in price reductions, fewer customer orders, reduced margins, and loss of market share. Our failure to compete successfully against current or future competitors could harm our business, operating results and financial condition.

If we do not correctly anticipate demand for our products, our operating results will suffer.

The demand for our products depends on many factors and is difficult to forecast. We expect that it will become more difficult to forecast demand given current economic conditions, as we introduce and support more products, and as competition in the market for our products intensifies. In particular, we expect to transition our mobile handheld computer product line from the SoMo 650 series to the SoMo 655 series in the second half of 2012. If demand is lower than forecasted levels, such as demand for our SoMo series products, we could have excess production resulting in higher inventories of finished products and components, which could lead to write-downs or write-offs of some or all of the excess inventories, and reductions in our cash balances. Lower than forecasted demand could also result in excess manufacturing capacity at our third-party manufacturers and in our failure to meet minimum purchase commitments, each of which may lower our operating results.

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

Index

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

Index

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

Index

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

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options adversely affects our net income and earnings per share, will continue to adversely affect future quarters, and will make profitability harder to achieve. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

Export sales (sales to customers outside the United States) accounted for approximately 44% and 34% of our revenue in the first half of 2012 and fiscal 2011, respectively. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

Index

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

As of August 10, 2012, we had 4,861,063 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of August 10, 2012, we had 1,619,490 shares of common stock subject to outstanding options under our stock option plans, and 67,136 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of August 10, 2012, we had 57,776 shares of common stock subject to outstanding warrants issued in our 2009 private placement. We have registered the resale of all shares of common stock subject to the warrants. Accordingly, the shares of common stock underlying these warrants will be eligible for resale in the public market as soon as the warrants are exercised, subject to S-3 prospectus delivery requirements.

As of August 10, 2012, we had 550,000 shares of common stock subject to outstanding warrants issued in connection with the convertible note financing in November 2010. We have registered the resale of all shares of common stock subject to the note conversion and warrants. Accordingly, the shares of common stock underlying the note and warrants will be eligible for resale in the public market as soon as the note is converted and the warrants are eligible and exercised, subject to S-3 prospectus delivery requirements.

Index

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2011 through August 10, 2012, our common stock price fluctuated between a high of $3.90 and a low of $0.99. On July 30, 2012, our common stock was delisted from the Nasdaq market and began trading on the Over-the-Counter Marketplace. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: August 13, 2012	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 13, 2012	/s/ David W. Dunlap
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