Form 10-Q
period 2012-09-30
SOCKET MOBILE, INC.
filed 2012-11-15
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

The number of shares of Common Stock ($0.001 par value) outstanding as of November 9, 2012 was 4,861,063 shares.

INDEX

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED BALANCE SHEETS

	September 30, 2012 (unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$407,211	$957,022
Accounts receivable, net	1,288,535	2,791,549
Inventories	1,194,060	1,461,052
Prepaid expenses and other current assets	166,278	218,862
Total current assets	3,056,084	5,428,485

Property and equipment:
Machinery and office equipment	1,895,390	2,212,178
Computer equipment	1,360,842	1,324,696
	3,256,232	3,536,874
Accumulated depreciation	(2,870,131)	(3,225,231)
Property and equipment, net	386,101	311,643

Intangible assets, net	105,000	150,000
Goodwill	4,427,000	4,427,000
Other assets	81,518	80,076
Total assets	$8,055,703	$10,397,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,285,343	$3,266,764
Accrued expenses	94,554	94,554
Accrued payroll and related expenses	527,262	564,980
Bank line of credit	654,748	1,109,600
Deferred income on shipments to distributors	993,456	1,571,544
Short term note payable	363,840	—
Convertible note payable	400,000	—
Short term portion of deferred service revenue	222,734	247,174
Short term portion of capital leases and deferred rent	17,184	17,731
Total current liabilities	6,559,121	6,872,347

Long term portion of deferred service revenue	167,095	167,476
Long term portion of capital leases and deferred rent	229,358	184,341
Deferred income taxes	71,410	47,455
Total liabilities	7,026,984	7,271,619

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 10,000,000 shares,
Issued and outstanding – 4,861,063 shares at September 30, 2012 and 4,832,079 shares at December 31, 2011	4,861	4,832
Additional paid-in capital	60,837,954	60,324,852
Accumulated deficit	(59,814,096)	(57,204,099)
Total stockholders’ equity	1,028,719	3,125,585
Total liabilities and stockholders’ equity	$8,055,703	$10,397,204

 See accompanying notes.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$2,796,354	$4,681,376	$10,787,615	$13,073,429

Cost of revenues	1,813,958	2,684,130	6,783,899	7,735,934

Gross profit	982,396	1,997,246	4,003,716	5,337,495

Operating expenses:
Research and development	634,948	701,865	2,158,853	2,019,198
Sales and marketing	798,280	933,148	2,740,712	2,619,090
General and administrative	454,025	504,013	1,563,724	1,632,045
Total operating expenses	1,887,253	2,139,026	6,463,289	6,270,333

Operating loss	(904,857)	(141,780)	(2,459,573)	(932,838)

Interest expense, net (See Note 9)	(69,981)	(577,604)	(126,469)	(1,091,013)

Net loss before income taxes	(974,838)	(719,384)	(2,586,042)	(2,023,851)
Deferred income tax expense	(7,985)	(7,985)	(23,955)	(23,955)

Net loss	$(982,823)	$(727,369)	$(2,609,997)	$(2,047,806)

Net loss per share:

Basic and diluted	$(0.20)	$(0.16)	$(0.54)	$(0.49)

Weighted average shares outstanding:

Basic and Diluted	4,861,063	4,439,997	4,851,152	4,202,929

  See accompanying notes.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(2,609,997)	$(2,047,806)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	469,117	548,838
Depreciation and amortization	255,331	302,319
Amortization of debt discount to interest expense	—	944,351
Interest expense related to premium for conversion of convertible note	—	89,387
Interest expense on convertible note settled with common stock	—	16,732
Deferred income tax expense	23,955	23,955

Changes in operating assets and liabilities:
Accounts receivable	1,503,014	(1,801,128)
Inventories	266,992	411,222
Prepaid expenses and other current assets	52,584	(64,065)
Other assets	(1,442)	60,388
Accounts payable	18,579	838,012
Accrued payroll and related expenses	(37,717)	53,636
Deferred income on shipments to distributors	(578,088)	497,119
Deferred service revenue	(24,821)	(74,101)
Change in deferred rent	(5,949)	(9,986)
Net cash used in operating activities	(668,442)	(211,127)

Investing activities
Purchases of equipment	(224,005)	(95,027)
Net cash used in investing activities	(224,005)	(95,027)

Financing activities
Payments on capital leases	(10,366)	(9,731)
Reduction in restricted cash requirement	—	710,797
Proceeds from borrowings under bank line of credit agreement	5,158,618	—
Repayments of borrowings under bank line of credit agreement	(5,613,470)	—
Stock options exercised	14,015	29,739
Warrants exercised	29,999	21,858
Proceeds from the issuance of convertible note payable	400,000	—
Proceeds from the issuance of short term note payable	400,000	—
Repayments of short term note payable	(36,160)	—
Net cash provided by financing activities	342,636	752,663

Net increase (decrease) in cash and cash equivalents	(549,811)	446,509

Cash and cash equivalents at beginning of period	957,022	460,833
Cash and cash equivalents at end of period	$407,211	$907,342

Supplemental cash flow information
Cash paid for interest	$129,968	$52,135
Non-cash investing and financing activities:
Issuance of common stock in exchange for forgiveness of accounts payable	—	499,998
Beneficial conversion feature associated with senior convertible note	—	273,904
Conversion of senior convertible note and accrued interest to common stock	—	1,016,732

  See accompanying notes.

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

Liquidity and Going Concern

During the nine months ended September 30, 2012, and the year ended December 31, 2011, the Company incurred net losses of $2,609,997 and $2,422,361, respectively. As of September 30, 2012, the Company has an accumulated deficit of $59,814,096. The Company’s cash balance at September 30, 2012 was $407,211. At September 30, 2012, the Company had additional unused borrowing capacity of approximately $161,000 on its bank lines of credit (approximately $90,000 and $71,000, respectively, on the domestic and international credit lines). The Company’s balance sheet at September 30, 2012 has a current ratio (current assets divided by current liabilities) of 0.5 to 1.0, and a working capital deficit of $3,503,307 (current assets less current liabilities). These circumstances raise doubt about the Company's ability to continue as a going concern.

In the last three years the Company has taken actions to reduce its expenses and to align its cost structure with economic conditions. The Company has the ability to further reduce expenses if necessary. Steps by management intended to reduce operating losses and achieve profitability include reduction of headcount to manage payroll costs, the introduction of new products, and continued close support of the Company’s distributors and its application development partners as they establish their mobile applications in key vertical markets. The Company has commitments for additional financing (see “NOTE 14 — Subsequent Event” for more information). The Company is also investigating the possibility of development funding from a development partner. Management believes that it will be able to further improve the Company's liquidity and secure additional sources of financing by managing its working capital balances, use of its bank lines of credit, and raising additional capital as needed including development funding from development partners and the issuance of additional equity securities. However, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. If the Company cannot attain profitability, the Company will not be able to support its operations from positive cash flows, and the Company would use its existing cash to support operating losses. If the Company is unable to secure the necessary capital for its business, the Company may need to suspend some or all of its current operations.

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less at date of purchase to be cash equivalents. At September 30, 2012 and December 31, 2011, all of the Company’s cash and cash equivalents consisted of amounts held in demand and money market deposits in banks. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

NOTE 3 — Goodwill and Other Intangible Assets Review

Goodwill is tested for impairment annually as of September 30th or more frequently when events or circumstances indicate that the carrying value of the Company's single reporting unit more likely than not exceeds its fair value.

The Company performed its annual goodwill impairment analysis as of September 30, 2012. The Company used the two-step test as required to assess goodwill for impairment. The first step of the goodwill impairment test consisted of comparing the carrying value of the reporting unit to its fair value. Management estimated the fair value of the Company's reporting unit using various methods and compared the fair value to the carrying amount (net book value) to ascertain if potential goodwill impairment existed. The Company utilized methods that focused on its ability to produce income ("Income Approach") and the estimated consideration it would receive if there were a sale of the Company ("Market Approach"). Key assumptions utilized in the determination of fair value in step one of the test included the following: the Company's market capitalization; revenue and expense forecasts used in the evaluation were based on trends of historical performance and management's estimate of future performance; cash flows utilized in the discounted cash flow analysis were estimated using a weighted average cost of capital determined to be appropriate for the Company. The fair value of the Company's reporting unit exceeded its carrying value and as a result, goodwill is considered not impaired as of September 30, 2012.

Index

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	September 30,	December 31,
	2012	2011
Raw materials and sub-assemblies	$1,154,845	$1,432,696
Finished goods	39,215	28,356
	$1,194,060	$1,461,052

NOTE 5 — Short-Term Note Payable

On August 31, 2012, the Company issued a promissory note to a lender for $400,000. The promissory note matures on January 31, 2013 and has an implied monthly compounded interest rate of 9.7%. The Company is required to pay a total of $528,000 principal and interest on the promissory note in weekly installments of approximately $25,000. The note is secured by substantially all the Company’s assets including intangible assets. This promissory note is subordinated to the bank financing arrangement as described in Note 7. During the three months ended September 30, 2012 the Company made principal payments of $36,160 and interest payments of $38,841 on this promissory note. As of September 30, 2012, the outstanding balance on this note payable is $363,840.

NOTE 6 — Convertible Note Payable

On August 1, 2012, the Company issued to select officers and directors of the Company $400,000 in convertible subordinated notes. The net proceeds of $400,000 are being used for working capital purposes. The notes have a term of two years that accrue interest at 8% per annum and mature on August 1, 2014. Accrued interest is payable upon redemption. The notes and accrued interest may be redeemed after six months. The notes are convertible into common stock at the option of the holder at $2.44 per share as long as warrants previously issued to Hudson Bay Capital Master Fund are outstanding, or at $2.00 per share if the Hudson Bay warrants are no longer outstanding. The Hudson Bay Capital Master Fund warrants expire on May 20, 2016. Accrued interest expense at September 30, 2012 was $5,348. The notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Silicon Valley Bank.

Index

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

During 2011 and prior to the Company entering into the credit agreement as described above, the Company had a senior convertible note outstanding (see “NOTE 9 — Senior Convertible Note” for more information).

NOTE 7 — Bank Financing Arrangements

On October 12, 2011, the Company entered into a new credit facility agreement with Silicon Valley Bank (the “Bank”). This credit facility allows the Company to borrow up to $2,500,000 based on the level of qualified domestic and international receivables, up to a maximum of $1,500,000 and $1,000,000, respectively. Advances against the domestic line are calculated at 80% of qualified receivables except for receivables from distributors which are calculated at 60%. Advances against the international line are calculated at 90% against qualified hedged receivables and 70% against qualified non-hedged receivables and receivables from distributors. Borrowings under the lines bear an annual interest rate equal to the greater of (i) the Bank’s prime rate plus 1%, or (ii) 5%. The rate in effect has been 5% to date. There is also a collateral handling fee of 0.25% per month of the financed receivable balance outstanding. The applicable interest and fees are calculated based on the full amount of the accounts receivable provided as collateral for the actual amounts borrowed. The credit facility agreement expires on October 12, 2013 unless renewed. The agreement may be terminated by the Company or by the Bank at any time. Upon such termination, the Bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at the Bank’s discretion and the Bank is not obligated to make advances. In addition, the Company must maintain a minimum liquidity ratio calculated at the end of each month of quick assets (unrestricted cash equivalents at the Bank plus net eligible accounts receivable) to outstanding obligations to the Bank of not less than 2.0 to 1.0. The outstanding amounts borrowed under the domestic and international lines at September 30, 2012 were $406,914 and $247,833, respectively, and the full amounts of accounts receivable provided as collateral were $674,616, and $351,282, respectively. The outstanding amounts borrowed under the domestic and international lines at December 31, 2011 were $921,621 and $187,979, respectively, and the full amounts of accounts receivable provided as collateral were $1,481,039, and $266,006, respectively. Interest expense on the amounts drawn during the three and nine months ended September 30, 2012 were $23,717 and $79,176, respectively. Accrued interest related to the amounts outstanding at September 30, 2012 and December 31, 2011 was $3,451 and $10,477, respectively.

NOTE 8 — Common Stock Financing

On February 23, 2011, the Company issued 282,485 shares of its common stock to settle trade payables due to AboCom Systems. The shares were priced at a closing bid price of $1.77 per share as reported on February 23, 2011 for a total of $499,998.

Index

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 — Senior Convertible Note

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

NOTE 10 — Segment Information and Concentrations

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
United States	$1,971,957	$2,933,846	$6,450,535	$8,760,905
Europe	494,343	1,077,564	2,884,395	3,056,444
Asia and rest of world	330,054	669,966	1,452,685	1,256,080
Total revenues	$2,796,354	$4,681,376	$10,787,615	$13,073,429

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Index

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues in the three and nine month periods ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
ScanSource, Inc.	24%	16%	21%	14%
Ingram Micro Inc.	19%	12%	18%	14%
BlueStar	16%	*	*	*
Epocal Inc.	*	10%	*	13%

_____________

* Customer accounted for less than 10% of total revenues for the period

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company invests its cash in demand and money market deposit accounts in banks. To the extent of the amounts recorded on the balance sheet, cash is concentrated at the Company’s bank to the extent needed to comply with the minimum liquidity ratio of the bank line agreement. To date, the Company has not experienced losses on these investments. The Company’s trade accounts receivables are primarily with distributors and OEMs. The Company performs ongoing credit evaluations of its customers’ financial conditions but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
	2012	2011
Company A	27%	33%
Company B	15%	10%
Company C	22%	*
Company D	*	11%

_____________

* Customer accounted for less than 10% of total accounts receivable for the period

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply such as the Company experienced in the fourth quarter 2010 and to a progressively lesser extent over the first, second, and third quarters of 2011 with the delays in availability of LCD touch screens used in the manufacture of the Company’s mobile handheld computer. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it would be required to reduce its operations, which could have a material adverse effect upon its results. At September 30, 2012 and December 31, 2011, 36% and 56%, respectively, of the Company’s accounts payable balances were concentrated in a single supplier. For the three and nine months ended September 30, 2012, this and another supplier accounted for 67% and 64%, respectively, of the inventory purchases.

Index

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 — Stock-Based Compensation

The Company recognizes stock-based compensation in the financial statements for all share-based awards to employees, including grants of employee stock options, based on their fair values. The Company uses a binomial lattice valuation model to estimate the fair value of stock option grants. The binomial lattice model incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these factors affect the estimate of the fair value of the Company's stock option grants. Total stock-based compensation expense for the three and nine months ended September 30, 2012 was $105,657 and $469,117, respectively. Total stock-based compensation expense for the three and nine months ended September 30, 2011 was $188,677 and $548,838, respectively. In the three and nine months ended September 30, 2012, 32,000 and 247,300 stock options were granted, respectively, at weighted average per share fair values estimated at $0.71 and $1.22, respectively.

NOTE 12 — Net Loss Per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(982,823)	$(727,369)	$(2,609,997)	$(2,047,806)

Denominator:
Weighted average common shares outstanding used in computing net loss per share:
Basic and diluted	4,861,063	4,439,997	4,851,152	4,202,929

Net loss per share:
Basic and diluted	$(0.20)	$(0.16)	$(0.54)	$(0.49)

For the three and nine months ended September 30, 2012 and 2011, the diluted net loss per share is equal to the basic net loss per share because the Company experienced losses in these periods. Thus no potential common shares underlying stock options and warrants have been included in the net loss per share calculation, as their effect is anti-dilutive. Options and warrants to purchase 2,137,113 shares and 2,051,730 shares of common stock at September 30, 2012, and 2011, respectively, have been omitted from the net loss per share calculation.

Index

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 — Taxes

Income tax expense during the three and nine months ended September 30, 2012 and 2011, and the deferred income tax amounts shown on the Company’s Condensed Balance Sheets, is related entirely to the deferred tax liability on the portion of the Company’s goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. As a result, the Company recognized deferred tax expense of $7,985 and $23,955 in each of the three and nine month periods ended September 30, 2012 and 2011.

At December 31, 2011, the Company has an unrecognized tax benefit of approximately $635,000, which did not change significantly during the three and nine months ended September 30, 2012. Future changes in the unrecognized tax benefit are unlikely to have an impact on the effective tax rate due to the full valuation allowance recorded on the Company’s deferred tax assets, as realization of the deferred tax assets is dependent upon future taxable income.

NOTE 14 — Subsequent Event

On November 5, 2012, the Company’s Board of Directors approved the issuance of up to $350,000 in convertible subordinated notes to its Chairman to be used for working capital purposes. The notes will be issued from time to time as funds are needed by the Company. The notes are identical to the Notes issued on August 1, 2012 (see “NOTE 5 — Convertible Note Payable” for more information). The notes are two-year notes that accrue interest at 8% and mature on August 1, 2014. Accrued interest is payable upon redemption. The notes and accrued interest may be redeemed after six months. The notes are convertible into common stock at the option of the holder at $2.44 per share as long as warrants previously issued to Hudson Bay Capital Master Fund are outstanding, or at the fair market value per share at the time each note is converted if the Hudson Bay Warrants are no longer outstanding. The Hudson Bay Capital Master Fund warrants expire on May 20, 2016. The notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Silicon Valley Bank.

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

Liquidity and Going Concern

During the nine months ended September 30, 2012, and the year ended December 31, 2011, we incurred net losses of $2.6 million and $2.4 million, respectively. As of September 30, 2012, we have an accumulated deficit of $59.8 million. Our cash balance at September 30, 2012 was $0.4 million. At September 30, 2012, we had additional unused borrowing capacity of approximately $0.2 million on our bank lines of credit. Our balance sheet at September 30, 2012 has a current ratio (current assets divided by current liabilities) of 0.5 to 1.0, and a working capital deficit of $3.5 million (current assets less current liabilities). These circumstances raise doubt about our ability to continue as a going concern.

In the last three years we have taken actions to reduce our expenses and to align our cost structure with economic conditions. We have the ability to further reduce expenses if necessary. Steps by us intended to reduce operating losses and achieve profitability include reduction of headcount to manage payroll costs, the introduction of new products, and continued close support of our distributors and our application development partners as they establish their mobile applications in key vertical markets. We have commitments for additional financing (see “NOTE 14 — Subsequent Event” for more information). We are also investigating the possibility of development funding from a development partner. We believe that we will be able to further improve our liquidity and secure additional sources of financing by managing our working capital balances, use of our bank lines of credit, and raising additional capital as needed including development funding from development partners and the issuance of additional equity securities. However, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. If we cannot attain profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of our current operations.

If we can return to revenue growth and attain profitability, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increased expenses, including an increase of costs relating to new employees to support our growth and increases in salaries, benefits, and related support costs for employees.

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Index

Revenues

Total revenues for the three and nine months ended September 30, 2012 were $2,796,000 and $10,788,000, respectively, a decrease of 40% and 17% from revenues of $4,681,000 and $13,073,000, respectively, in the comparable periods one year ago. In 2012 we began classifying our revenues into two broad product families:

•	Mobile handheld computer and related products; and,
•	Cordless handheld barcode scanning products;

In the table that follows, revenues in the comparable three and nine months of 2011 have been reclassified to conform to the current quarter presentation.

Our mobile handheld computer and related products include our SoMo® series mobile handheld computers (SoMo is derived from Socket Mobile), and the related peripheral plug-in data collection products and other accessories. Our SoMo series and related peripherals are designed to be durable, lightweight and dependable devices which meet the requirements of the healthcare, hospitality and other markets we serve. Our initial model, the SoMo 650, was introduced in June 2007 with initial volume shipments in September 2007, and features the Microsoft Windows Mobile operating system (currently Version 6.1). Windows Mobile is an industry standard OS for mobile applications thereby ensuring that the SoMo series is compatible with a large number of business applications, giving workers and businesses a familiar computing environment. Our mobile handheld computers are easy to customize for a particular application with peripherals such as our plug-in data collection devices and accessories, and are designed with an expected product life cycle of three to five years which meets the needs of our customers who are deploying mobile solutions. The SoMo 650’s other features include wireless LAN and Bluetooth, a fast processor, a large, bright screen display enabling its use outdoors, large amounts of SDRAM and flash memory, an extended battery, a durable case, multiple language support, reinforced CompactFlash and SDIO card slots, and programmable action buttons to activate peripheral devices such as our companion plug-in data collection products. Our plug-in data collection products are of CompactFlash form factor, are used primarily with our SoMo series mobile handheld computers, and are designed to extend the functionality of the SoMo series of mobile handheld computers to enable the electronic collection of data from barcodes, radio frequency identification (RFID) tags or magnetic stripes. These plug-in data collection products have been designed to complement our SoMo series of handheld computers and are similarly durable devices for commercial use enabling a wide variety of accurate and rapid scans over a full work shift, and come with SocketScan software that allows data to be edited when scanned and provides an easy-to-use interface for developers to build barcode scanning into their applications. The SoMo 650 was specifically designed without an integrated mobile phone to serve the market for business mobility applications that are not mobile phone centric such as medication dispensing in the healthcare market or tableside ordering in the hospitality market, most of which use Bluetooth or wireless LAN connections for data communications.

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

In January 2012 we announced the SoMo 655 as an improved version of the SoMo 650, to be available in the second quarter of 2012, with expanded wireless LAN (802.11b/g/n in the SoMo 655 vs. 802.11b/g in the SoMo 650), more memory (4 GB vs. 1 GB), an upgraded Windows Mobile operating system to Windows Embedded Handheld 6.5 (formerly known as Windows Mobile 6.5), micro SD and CompactFlash expansion card slots, and improvements in durability and other features. In June 2012 we began shipping the SoMo 655 in standard and antimicrobial (Rx) models, and plan to release the no wireless LAN (DX) model as current models of the SoMo 650DX are exhausted. The SoMo 655 models are expected to be available for five years. Stocks of SoMo 650 standard and antimicrobial models were exhausted during September 2012.

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

Our SocketCare services provide extended warranty and accidental breakage coverage for selected products including our SoMo series of mobile handheld computers, our cordless handheld barcode scanners, and our CompactFlash plug-in data collection products. Service purchased at the time of product purchase provides for coverage in two-year and three-year terms. We additionally offer comprehensive coverage and program term extensions. We will also repair products that are out of warranty for a fee. Service revenues related to our SocketCare program and out-of-warranty services represented approximately 6% of our revenues in each of the three and nine month periods ended September 30, 2012, compared to 5% and 6% in the comparable periods one year ago. Service revenues are included within the related product revenues in the table that follows.

Other revenues include our OEM and embedded products, and our connectivity products. Our OEM and embedded products consist of our Bluetooth and wireless LAN plug-in cards used primarily by Original Equipment Manufacturers (OEMs) of electronic products to build wireless connection functions into their products using the Bluetooth and wireless LAN standards for wireless connectivity, and our cordless ring scanner which is an industrial strength barcode scanner that is worn on the index finger and connects via Bluetooth to mobile or fixed data collection computing devices. The cordless ring scanner enables a worker to scan while having two hands available and is designed for applications such as warehousing and pick-and-pack operations. Our connectivity products consist of our legacy products including our modems and accessory products including our Mobile Power Pack, adapters and cables. Other revenues represented approximately 6% and 5% of our revenues in the three and nine month periods ended September 30, 2012, respectively, compared to 17% in each of the comparable periods one year ago.

Index

Our revenues by product family for the three and nine months ended September 30, 2012 and 2011, and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
Product family:	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Mobile handheld computer and related products	$1,419	$2,766	(49%)	$5,941	$8,062	(26%)
Cordless handheld barcode scanning products	1,221	1,128	8%	4,313	2,811	53%
Other	156	787	(80%)	533	2,200	(76%)
Total	$2,796	$4,681	(40%)	$10,787	$13,073	(17%)

Our mobile handheld computer and related product and service revenues in the three and nine months ended September 30, 2012 were $1.4 million and $5.9 million, a decrease of 49% and 26% compared to revenues of $2.8 million and $8.1 million in the corresponding periods one year ago. Mobile handheld computer revenues (excluding revenues from the related plug-in products and services) declined by $0.9 million and $0.6 million, respectively, in the three and nine month periods ended September 30, 2012 compared to the same period one year ago reflecting lower sales volumes, primarily, and price discounts in effect during the second and third quarters of 2012 to incentivize sales of our older SoMo 650 models as we began the transition of the product line to the next generation SoMo 655 models which we commenced shipping into our distribution channel in June 2012. Product transitions such as this tend to slow customer deployments because of the time needed by customers and integrators to evaluate and qualify the new models with their applications. Additional declines in the three and nine month periods ended September 30, 2012 of $0.4 million and $1.5 million, respectively, were primarily from declines in sales of our companion plug-in data collection products due primarily to lower sales volumes of customized versions of our CompactFlash plug-in barcode scanners compared to the corresponding periods one year ago.

Our cordless handheld barcode scanning product revenues in the three and nine months ended September 30, 2012 were $1.2 million and $4.3 million, an increase of 8% and 53% compared to revenues of $1.1 million and $2.8 million in the comparable periods one year ago. Revenue increases in the three and nine month periods of $0.4 million and $0.8 million were from increased sales volumes of our new entry level Apple certified cordless handheld scanning product which began shipping in the fourth quarter of 2011. Additional revenue increases of $0.7 million in the nine month comparable periods were from increased sales volumes of our imager based cordless handheld scanners including our Apple certified cordless handheld scanner. Partially offsetting the revenue increases in the comparable three month periods were declines in sales volumes of our imager based Apple certified cordless handheld scanner as customers could now opt for our lower cost entry level cordless hand scanner where appropriate for their Apple based solutions.

Index

Service revenues were $0.2 million or 6% of our revenues in the third quarter 2012 compared to $0.3 million or 5% of our revenue in same quarter one year ago. Service revenues were $0.6 million or 6% of our revenues in the first nine months of 2012 compared to $0.8 million or 6% of our revenue in same period one year ago. Decreases in service revenues in the comparable three and nine month periods were due mostly to decreases in out-of-warranty related services. Service revenues have been allocated to the respective products serviced in the table above.

Other revenues in the three months ended September 30, 2012 were $0.2 million, a decrease of 80% compared to revenues of $0.8 million in the same quarter one year ago. Other revenues in the nine months ended September 30, 2012 were $0.5 million, a decrease of 76% compared to revenues of $2.2 million in the same period one year ago. Revenue declines of $0.5 million and $0.7 million in the comparable three and nine month periods were from reduced sales volumes of our Bluetooth and wireless LAN plug-in cards used primarily by OEM customers. Additional declines in the three month comparable periods were from reduced sales volume of our Cordless Ring Scanner. Additional revenue declines in the nine month comparable periods were from declines of $0.7 million from reduced sales volumes of our Cordless Ring Scanner, and $0.3 million from reduced sales volumes of our legacy connectivity products.

Gross Margins

Our gross margins in the three and nine months ended September 30, 2012 were 35% and 37%, compared to margins of 43% and 41%, in the corresponding periods one year ago. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Declines in overall margins in the three and nine months ended September 30, 2012 were due primarily to the reduction of inventory in our distribution channel, primarily in the stocking levels of our SoMo 650 models, and lower overall sales in the comparable periods which resulted in the absorption of a greater portion of fixed overhead costs in the current periods compared to the corresponding periods one year ago.

Research and Development Expense

Research and development expense in the three months ended September 30, 2012 was $0.6 million, a decline of 10% compared to $0.7 million in the corresponding period one year ago. Research and development expense for the nine months ended September 30, 2012 was $2.2 million, an increase of 7% compared to research and development expense of $2.0 million in the corresponding period one year ago. Changes in the levels of research and development expense in the three and nine month periods were primarily from development activities related to the development of our next generation SoMo series of mobile handheld computers, the majority of which was conducted over the period beginning mid 2011 and concluding with initial customer shipments in June 2012. Research and development expense in the fourth quarter of 2012 is expected to decline from third quarter levels.

Index

Sales and Marketing Expense

Sales and marketing expense for the three months ended September 30, 2012 was $0.8 million, a decline of 14% compared to sales and marketing expense of $0.9 million in the corresponding period one year ago. Sales and marketing expense for the nine month period ended September 30, 2012 was $2.7 million, an increase of 5% compared to sales and marketing expense of $2.6 million in the corresponding period one year ago. Decreased sales and marketing expense in the comparable three month periods was due primarily to declines in personnel costs due to lower overall comparable headcount and declines in the use of outside services. Partially offsetting these declines were increases in advertising costs in the comparable periods. Increased sales and marketing expense in the comparable nine month period was due primarily to increases in advertising and travel costs partially offset by declines in the use of outside services in the comparable periods. Sales and marketing expense in the fourth quarter of 2012 is expected to decline from the preceding third quarter level.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2012 was $454,000, a decrease of 10% compared to general and administrative expense of $504,000 in the corresponding period one year ago. General and administrative expense for the nine month period ended September 30, 2012 was $1,564,000, a decrease of 4% compared to general and administrative expense of $1,632,000 in the corresponding period one year ago. Declines in the comparable three and nine month periods were primarily from reductions in personnel costs related to lower stock compensation expense and declines in outside services expense. Partially offsetting these declines were increases in legal expense in each of the comparable periods.

Interest Income and Expense

Interest income reflects interest earned on cash balances. Interest income in the three and nine months ended September 30, 2012 and 2011 was nominal in each of the periods, reflecting low average rates of return on cash balances.

Interest expense in the three and nine months ended September 30, 2012 was $70,000 and $126,000, compared to interest expense of $578,000 and $1,091,000 in the same periods one year ago. Interest expense in the three and nine months ended September 30, 2012 was related primarily to interest on amounts drawn on our bank lines of credit, interest on our short term loan advanced on August 31, 2012, and interest on our convertible note payable issued on August 31, 2012. Interest expense in the three and nine months ended September 30, 2011 was related primarily to our senior convertible note including the amortization of the related debt discount and interest on the principal outstanding during the three and nine month periods (see “NOTE 9 — Senior Convertible Note” for more information). Amortization of debt discount in 2011 was a non-cash expense. Additionally, interest expense in each of the quarters presented includes interest on equipment lease financing obligations.

Income Taxes

Deferred tax expense in the first nine months of 2012 and 2011 and the corresponding deferred tax liability shown on our balance sheet, is related entirely to the deferred tax liability on the portion of our goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. We maintain a full valuation allowance for all other components of deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized. We have not generated taxable income in any periods in any jurisdiction, foreign or domestic.

Index

Cash Flows and Contractual Obligations

As reflected in our Statements of Cash Flows, net cash used in operating activities was $0.7 million in the first nine months 2012, compared to cash used in operating activities of $0.2 million in the comparable period a year ago. We calculate net cash provided by or used in operating activities by reducing our net loss ($2.6 million and $2.0 million in the first nine months of 2012 and 2011, respectively) by those expenses that did not require the use of cash, and reversing gains or losses that did not generate or use cash. These items consist of stock based compensation expense, depreciation, amortization of intangible assets, deferred tax expense, and in 2011, the amortization of debt discount and non cash interest expense related to the conversion of our senior convertible note payable. These amounts totaled $0.7 million in the first nine months of 2012 and $1.9 million in the first nine months of 2011. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In the first nine months of 2012 changes in operating assets and liabilities resulted in a net source of cash of $1.2 million and were primarily from reductions in accounts receivables due to lower overall shipments to our distributors in the third quarter of 2012 compared to the fourth quarter of last year, and reductions in inventory due primarily to reduced stocking levels of our SoMo 650 mobile handheld computers as we transitioned to the next generation SoMo 655 models. These were partially offset by declines in accounts payable as the result of reduced overall inventory purchases as a result of lower shipping levels in the third quarter 2012 previously mentioned. In the first nine months of 2011 changes in operating assets and liabilities resulted in a net use of cash of $0.1 million and were primarily from increases in accounts receivable due to higher overall shipments to our customers timed late in the third quarter compared to the fourth quarter of last year, partially offset by increases in accounts payable due to the receipt of supplies timed late in the third quarter to meet the higher levels of shipments, increased stocking levels in our distribution channel as a result of the overall increased shipments timed late in the quarter, and reductions in inventory as a result of increased shipments to our customers previously mentioned.

Cash used in investing activities was $0.2 million in the first nine months of 2012 compared to $0.1 million in the first nine months of 2011. Increases in investing activities in the first nine months of 2012 is related primarily to expenditures on tooling for our next generation mobile handheld computer which we began shipping into our distribution channel in June 2012.

Cash provided by financing activities was $0.3 million in the first nine months of 2012 compared to cash provided of $0.8 million in the first nine months of 2011. Financing activities in the first nine months of 2012 consisted primarily of proceeds from the issuance of convertible notes payable, net proceeds from the advance of a short term loan, and proceeds from stock option and warrant exercises. These were partially offset by net amounts paid on our bank lines of credit. Financing activities in the first nine months of 2011 consisted primarily of a reduction in the amount of cash required to collateralize our senior convertible note payable. Overall increases in qualified accounts receivable beginning in the first quarter 2011 were sufficient to fully collateralize the note thereby eliminating the requirement to restrict cash as noted on our balance sheets at the end of the first and second quarters of 2011. In September 2011 the note holder fully completed the conversion of the note to common stock thereby terminating the requirement to collateralize the note (see “NOTE 9 — Senior Convertible Note” for more information).

Index

Our contractual cash obligations at September 30, 2012 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$4,649,000	$4,649,000	$—	$—	$—
Operating leases	2,275,000	360,000	764,000	826,000	325,000
Short term note payable	453,000	453,000	—	—	—
Capital leases	69,000	17,000	37,000	15,000	—
Total contractual obligations	$7,446,000	$5,479,000	$801,000	$841,000	$325,000

We have outstanding amounts borrowed under our domestic and international lines of credit with Silicon Valley Bank at September 30, 2012 of $406,914 and $247,833, respectively. Accrued interest related to the amounts outstanding at September 30, 2012 was $3,451. The credit facility agreement expires on October 12, 2013 unless renewed. The agreement may be terminated by us or by the Bank at any time. Upon such termination, the Bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at the Bank’s discretion and the Bank is not obligated to make advances.

Additionally, at September 30, 2012 the Company had outstanding $400,000 in convertible subordinated notes issued on August 1, 2012 to select officers and directors of the Company. The notes have a term of two years that accrue interest at 8% per annum and mature on August 1, 2014. Accrued interest is payable upon redemption. The notes and accrued interest may be redeemed after six months at the discretion of the note holder. The notes are convertible into common stock at the option of the holder at $2.44 per share as long as warrants previously issued to Hudson Bay Capital Master Fund are outstanding, or at $2.00 per share if the Hudson Bay warrants are no longer outstanding. The Hudson Bay Capital Master Fund warrants expire on May 20, 2016. Accrued interest expense at September 30, 2012 was $5,348. The notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Silicon Valley Bank.

Off-Balance Sheet Arrangements

As of September 30, 2012, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash and our bank credit line facilities. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended September 30, 2012, a decline of 1% in interest rates would not have had a material effect on our quarterly interest income. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the greater of either 5% or the lender's prime rate plus 1%, for both the domestic line (up to $1.5 million) and the international line (up to $1.0 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. Based on a sensitivity analysis during the quarter ended September 30, 2012, an increase of 1% in the interest rate would have increased our borrowing costs by approximately $10,000 (in cases where the applicable interest rate is greater than 5%). The credit line agreement also specifies a fixed collateral handling fee of 0.25% per month on the full amount of the accounts receivable provided as collateral for the outstanding balances advanced under the credit line.

Index

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. Our distributor in Japan began purchasing our products in Yen. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros and our Yen denominated receivables, to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended September 30, 2012, an adverse change of 10% in exchange rates would have resulted in an increase in our net loss for the third quarter 2012 of approximately $44,000 if left unprotected. For the third quarter of 2012 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $3,000. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the last fiscal quarter ended June 30, 2012 and this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our continued operating losses and declines in our working capital balances are conditions that raise doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to establish profitable operations and to raise additional capital as needed. We have been taking steps intended to reduce operating losses and achieve profitability including the introduction of new products, continued close support of our distributors and of our application partners as they establish their mobile applications in key vertical markets, and management of our costs. We believe that we will be able to improve our liquidity and secure additional sources of financing by managing our working capital balances and use of our bank lines of credit, and raising additional capital as needed, including development funding from development partners and the issuance of additional equity securities. Nonetheless, there can be no assurance that we will be successful in achieving any of these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our inability to secure and maintain the necessary liquidity would have a material adverse effect on our financial condition and results of operations. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from our inability to continue as a going concern.

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

We may incur operating losses in future quarters and would need to raise capital to fund such losses. Our forecasts are highly dependent on factors beyond our control, including market acceptance of our products, delays in deployments by businesses of applications that use our handheld computers and our data collection products as we experienced in the third quarter of 2012 due to the transition of our mobile computer product line to new models, and supply delays in key components such as we experienced in the fourth quarter of 2010 and to progressively lesser extents in the first three quarters of 2011. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all.

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

Index

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

Several of our component parts, including our serial interface chip, our Ethernet chip, our barcode scanning modules, and our line of mobile handheld computers, are produced by one or a limited number of suppliers. Shortages or delays could occur in these essential components due to an interruption of supply or increased demand in the industry. In particular, shipments of our mobile handheld computers in the fourth quarter 2010, and to progressively lesser extent in the first, second, and third quarters of 2011, were adversely affected by a worldwide supply chain LCD screen shortage, due to increased demand for LCD screens by tablet and smart phone manufacturers. More currently, suppliers may choose to restrict credit terms or require advance payment causing delays in the procurement of essential materials. If we are unable to procure certain component parts such as we experienced in the fourth quarter of 2010 and the first nine months of 2011, we could be required to reduce our operations while we seek alternative sources for these components, which could have a material adverse effect on our financial results. To the extent that we acquire extra inventory stocks to protect against possible shortages, we would be exposed to additional risks associated with holding inventory, such as obsolescence, excess quantities, or loss.

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

A significant portion of our revenue comes from a limited number of distributors. ScanSource, Inc. and Ingram Micro Inc. together represented approximately 39% and 29% of our worldwide revenues in the first nine months of 2012 and fiscal year 2011, respectively. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. Additionally, 11% of our revenue in the fiscal year 2011 came from Epocal, Inc., an OEM customer. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with Ingram Micro Corporation or ScanSource, Inc., or any of our other significant distributors, we would experience disruption and delays in marketing our products.

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

The demand for our products depends on many factors and is difficult to forecast. We expect that it will become more difficult to forecast demand given current economic conditions, as we introduce and support more products, and as competition in the market for our products intensifies. In particular, we completed the transition of our mobile handheld computer product line from the SoMo 650 series to the SoMo 655 series in the third quarter 2012. If demand is lower than forecasted levels, such as demand for our SoMo series products, we could have excess production resulting in higher inventories of finished products and components, which could lead to write-downs or write-offs of some or all of the excess inventories, and reductions in our cash balances. Lower than forecasted demand could also result in excess manufacturing capacity at our third-party manufacturers and in our failure to meet minimum purchase commitments, each of which may lower our operating results.

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

Index

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

Index

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

In October 2012, a lawsuit was filed in the State of Delaware against the Company by Telecomm Innovations LLC claiming infringement of two patents involving modem technology. They filed similar lawsuits against a number of other companies. We discontinued sales of modem products several years ago and, without having completed an evaluation of the claims, we do not believe that the lawsuit has the potential to materially affect the Company.

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

Export sales (sales to customers outside the United States) accounted for approximately 40% and 34% of our revenue in the first nine months of 2012 and fiscal 2011, respectively. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of November 9, 2012, we had 4,861,063 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of November 9, 2012, we had 1,661,329 shares of common stock subject to outstanding options under our stock option plans, and 25,297 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of November 9, 2012, we had 57,776 shares of common stock subject to outstanding warrants issued in our 2009 private placement. We have registered the resale of all shares of common stock subject to the warrants. Accordingly, the shares of common stock underlying these warrants will be eligible for resale in the public market as soon as the warrants are exercised, subject to S-3 prospectus delivery requirements.

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

During the period from January 1, 2011 through November 9, 2012, our common stock price fluctuated between a high of $3.90 and a low of $0.87. On July 30, 2012, our common stock was delisted from the Nasdaq market and began trading on the Over-the-Counter Marketplace. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: November 13, 2012	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 13, 2012	/s/ David W. Dunlap
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