Form 10-K
period 2012-12-31
SOCKET MOBILE, INC.
filed 2013-04-15
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of June 30, 2012, the aggregate market value of the registrant’s Common Stock ($0.001 par value) held by non-affiliates of the registrant was $9,079,274 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation Capital Market System.

Number of shares of Common Stock ($0.001 par value) outstanding as of April 8, 2013: 4,861,063 shares

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III are incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2013. Such Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

You should read the following discussion in conjunction with the financial statements and notes included elsewhere in this report, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

Item 1. Business

The Company

We are a producer of mobile handheld computers and barcode scanning products serving the business mobility markets. Our products are designed for the mobile worker, and run or enhance mobile applications that enable the accessing, collection and processing of data by workers while mobile. We believe growth in the mobile workforce and pervasive use of the mobile Internet are resulting from technical advances in mobile technologies and cost reductions in mobile devices, building a growing demand for our products. Our products are designed to address the growing need for mobile computing and barcode scanning by today’s mobile workers to access business data or collect and process data while mobile, thereby enhancing their productivity and allowing them to exploit time sensitive opportunities and improve customer satisfaction.

Cordless barcode scanners

We offer a family of cordless barcode scanning products that connect over Bluetooth with smartphones, tablets and computers running operating systems from Apple (iOS), Google (Android), Blackberry and Microsoft (Windows/Windows Mobile). Our cordless barcode scanners include two dimensional (2D) and linear (1D) barcode scanners in both durable and ruggedized cases. We also offer wearable cordless ring scanners for hands free barcode scanning. Extended warranty programs are available for all of our barcode scanning products.

We also strongly support software application developers offering or developing software applications for use with our family of barcode scanners. We offer a software developers kit (“SDK”) with our own set of Application Program Interfaces (APIs) which enable developers to easily integrate our scanners into their applications, as well as control data captured by the scanners being delivered to software applications. Our SDK for barcode scanning also includes support for the APIs from RedLaser, a leading supplier of barcode scanning software for mobile devices with built-in cameras in platforms supported by RedLaser. Use by developers of the integrated software developer kit enables smartphone users to use either their built-in camera for occasional scanning or Socket barcode scanners for more robust barcode scanning without requiring changes to the application software. The market segments with the highest level of adoption of our mobile barcode scanners are retail point of sale, healthcare, and commercial services. See “Products”.

Handheld Computers

We offer a family of handheld computer products in standard or antimicrobial cases running the Windows Mobile operating system. Handheld computer accessories include plug-in 1D and 2D barcode scanners, cradles, radio frequency identification (RFID) readers and magnetic stripe readers. Our handheld computers are designed with wireless LAN (802.11 b/g/n) and Bluetooth connectivity for use with applications that do not require phones. We also offer handheld computers without wireless connectivity for secure environments. Our newest family of handheld computers, SoMo Model 655, commenced sales in June 2012, replacing the SoMo650 introduced in 2007. We provide extended warranty programs for our handheld computer products.

Our SoMo655 handheld computers run Microsoft’s Windows Embedded Handheld operating system 6.5. Microsoft recently announced that they will continue to support this operating system through the beginning of 2020. We offer to application developers a software developers kit (“SDK”) enabling greater control over the hardware. Healthcare and hospitality are two of the primary areas of focus for software application developers who have developed applications for use on our handheld computers, and a significant portion of our handheld computer sales now come from organizations within these two market segments. Other vertical markets benefiting from mobile solutions include inspections, automotive, government and education. These mobile solutions are designed to improve the productivity of business enterprises and service providers by automating manual tasks, improving the quality of information collected, and enhancing mobile productivity by processing and transferring information from remote locations and mobile devices to the business or medical enterprise, and then if required, back to the remote locations and mobile devices. See “Products”.

OEM and Legacy Products

We make available to original equipment manufacturers (“OEMs”) customized versions of our handheld computers and will supply components that we use in our standard products, such as Bluetooth and Wireless LAN modules used in our SoMo handheld and packaged as handheld computer electronic components for use as a controller in third party electronic devices. We also supply small quantities of discontinued legacy products on request when available. See “Products”.

General

Total employee headcount on December 31, 2012 was 50. We subcontract the manufacturing of all of our products to independent third-party contract manufacturers located in North America, Taiwan and other Asian countries that have the equipment, know-how and capacity to manufacture products to our specifications. Our handheld computers and data collection products are sold through a worldwide network of distributors and resellers, vertical industry partners, and value added resellers. Our OEM products are sold directly to the original equipment manufacturers.

We were founded in March 1992 as Socket Communications, Inc. and reincorporated in Delaware in 1995 prior to our initial public offering in June 1995. We have financed our operations since inception primarily from the sale of equity capital or convertible debt and a receivables-based revolving line of credit with our bank. We began doing business as Socket Mobile, Inc. in January 2007 to better reflect our market focus on the mobile business market and changed our legal name to Socket Mobile, Inc. in April 2008. Our common stock trades on the OTC Market under the symbol “SCKT”. Our principal executive offices are located at 39700 Eureka Drive, Newark, CA 94560, and our phone number is (510) 933-3000. Our Internet home page is located at http://www.socketmobile.com; however, the information on, or that can be accessed through, our home page is not part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports are available free of charge on or through our Internet home page, as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Products

Our primary products are classified into two broad product families:

•	Cordless barcode scanning products, accessories and service;
•	Mobile handheld computer products, accessories and service;

Cordless barcode scanning products and the related accessories and service, represented 44% of our revenue in 2012, 31% in 2011 and 15% in 2010. Mobile handheld computer products and the related accessories and service, represented 53% of our revenue in 2012, 65% in 2011 and 73% in 2010. Other revenues were from sale of legacy products representing 3% of our revenue in 2012, 4% in 2011 and 12% in 2010. Reductions in legacy sales have been primarily due to the phasing out of older products.

Our cordless barcode scanning products are designed to enable the electronic collection of data from 2D (imager) and 1D (linear and imager) barcodes. The products are designed as durable devices for commercial use enabling a wide variety of accurate and rapid scans over a full work shift. All of the products come with SocketScan software that allows data to be edited when scanned and provides an easy-to-use interface for developers to build barcode scanning into their applications using our Software Developer Kit. Data may also be scanned without editing where SocketScan has not been integrated into an application. Products are available in both standard and antimicrobial cases.

Our cordless barcode scanning products consist of:

•	Cordless Hand Scanners: two dimensional (2D) and linear (1D) scanning used primarily with smartphones, tablets and other mobile computers
•	Wearable cordless ring scanner for industrial applications needing two hands free

Our Cordless Hand Scanners use Bluetooth technology as the connection interface. The scanners are available with two dimensional (2D) imagers and one dimensional lasers/imagers (1D) linear scanning engines. The scanners are available in standard cases or antimicrobial cases. The Cordless Hand Scanners are lightweight, ergonomically designed for ease of use and rapid repetitive scanning and are durable, lightweight and compact. Our SocketScan software enables the use of our Cordless Hand Scanners with a wide variety of smartphones, tablets and mobile computers using operating systems from Apple (iOS), Google (Android), Blackberry and Microsoft (Windows/Windows Mobile).

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

Our initial model, the SoMo® 650 (SoMo is derived from Socket Mobile), was introduced in June 2007 with initial volume shipments in September 2007, and featured the Microsoft Windows Mobile operating system, Version 6. We introduced the SoMo655 as a replacement for the SoMo650 in June 2012 running Microsoft’s Windows Embedded Handheld 6.5 operating system. Windows Embedded Handheld is the industry standard OS for mobile handheld computer applications thereby ensuring that the SoMo is compatible with a large number of business applications, giving workers and businesses a familiar computing environment. Our mobile handheld computers are easy to customize for a particular application with peripherals and accessories. The SoMo products are designed with an expected product life cycle of five years which addresses the needs of our customers who are deploying mobile solutions. Microsoft recently announced support for the Windows Embedded Handheld 6.5 operating system until early 2020.

The SoMo 655’s features include wireless LAN (802.11 b/g/n) and Bluetooth, a fast processor, a large, bright screen display enabling its use outdoors, large amounts of SDRAM and flash memory (4 GB), an extended battery, programmable action buttons to activate peripheral devices, reinforced CompactFlash and microSD card slots, and a durable case. The SoMo is available with multiple language support. The SoMo family of handheld computers was specifically designed without an integrated mobile phone to serve the market for business mobility applications that are not mobile phone centric such as medication dispensing in the healthcare market or tableside ordering in the hospitality market, most of which use Bluetooth or wireless LAN connections for data communications.

The software developer kit (“SDK”) for handheld computing enables greater control by the developer over the SoMo655 handheld computer.

The SoMo family of products includes a standard model, a standard model, SoMo655RX, with an antimicrobial case to provide an extra layer of protection to the device to aid against the multiplication and spread of potentially harmful bacteria and microbes found in healthcare environments, and a model DX without Bluetooth or Wireless LAN for use in secure environments.

Accessories and peripherals include a charger, stylus, rugged protective case, CompactFlash plug-in barcode 1D and 2D scanners, RFID readers and magnetic stripe readers.

Our SocketCare program provides extended warranty and accidental breakage coverage for our handheld computers and our barcode scanners. Premium service purchased at the time of product purchase provides coverage for up to three years. We will also repair products that are out of warranty for a fee. Service revenue was $0.8 million, or 6% of our revenue in 2012, compared to $1.0 million, or 7% of our revenue in 2011 and $0.8 million, or 6% of our revenue in 2010. Service revenues are included in sales and service revenue totals for handheld computer and data collection products as described at the beginning of this Products section.

Developer Support Programs

Barcode Scanning. We offer a barcode scanning software developer kit (SDK) to registered software application developers. Our barcode scanning SDK enables developers to easily integrate Socket’s SocketScan barcode scanning software into their applications, providing application users with the ability to edit scanned data and to avail themselves of the many features of our SocketScan software. The SocketScan software works with smartphones, tablets and computers using operating systems from Apple (iOS), Google (Android), Blackberry and Microsoft (Windows and Windows Mobile). In 2012, we integrated our barcode scanning SDK with an SDK from RedLaser whose application is used to operate built-in cameras in many smartphones and tablets. Use of the integrated SDK by developers enables users to scan barcodes with either the camera built into their Smartphone or tablet, or with Socket’s cordless barcode scanners without needing the application to be updated. As of March 31, 2013, we had more than 300 registered developers for our barcode scanning SDK including developers of third party applications and developers of in-house applications for businesses. The primary segments being addressed by registered developers are retail point of sale, healthcare, and commercial services.

Handheld Computers. Our SDK for the SoMo 655 handheld computer was introduced in the second half of 2012 and enables registered developers to avail themselves of features on our SoMo655 handheld computer that would not otherwise be accessible on the SoMo655 operating system, Windows Embedded 6.5. As of March 31, 2013, we had more than 50 registered developers for our Handheld Computer SDK.

Our handheld computer products provide a mobile platform for use by third-party software developers, value added resellers and end users in a number of vertical market applications where workers are mobile and can benefit from the collection, processing and transmittal of data or access to data while mobile. Our product design priorities for our handheld computer products have focused on the healthcare and hospitality vertical market segments. Other vertical markets using our products in mobile applications include inspections, automotive, government and education.

Market Dynamics

Cordless barcode scanners. Over the past 7 years, consumers have been moving to smartphones and most recently tablet devices with the most popular running operating systems from Apple (iOS) and Google (Android). Others including Microsoft working with Nokia (Windows/Windows Mobile), Blackberry and for a short period Hewlett-Packard (Palm) have entered these markets. Advances in mobile phone technology have facilitated rapid data transfers and Internet access creating a dynamic, rapidly growing smartphone and tablet market. Although smartphone and tablet applications are focused on consumer applications, smartphones and tablets have the capability to support many business applications and over the past several years, application developers have begun writing mobile applications for businesses using smartphones and tablets. Recognizing these trends, our cordless barcode scanning products have been designed to work with smartphones and tablets from the major smartphone and tablet manufacturers where repetitive or robust barcode scanning requirements exceed the limited scanning capabilities of a phone or tablet’s camera. (See Products – Cordless barcode scanning products).

Growth in the mobile workforce and the large demand and reliance on the Internet for access to corporate databases and email are increasing the demand for mobile data communications. The capability of a mobile workforce to collect data in the field and to transfer it electronically generally improves the timeliness and accuracy of information such as order entry, process management or transaction reporting.

Handheld Computers. Mobile electronic computing devices have evolved over the past several years from simple devices used mainly to hold personal information into small portable units with functionality similar to desktop PCs. These devices include smartphones, tablets, handheld computers, tablet computers and notebooks. Up until the middle of the last decade, businesses used classic personal digital assistants (PDA’s) designed for use while mobile. These PDA’s typically had a small color touch screen, connected wirelessly over a wireless LAN or Bluetooth connection, provided expansion slots (Secure Digital or Compact Flash) for peripherals such as barcode scanners or magnetic stripe readers, and used the Windows Mobile operating system as most business applications were written to run on Windows or Windows Mobile devices. Wireless email was widely available and manufacturers like Research in Motion (now Blackberry) were popular with business professionals.

As consumers switched from Windows Mobile based classic PDA devices to smartphones and tablets over the past decade, larger electronic device manufacturers began to discontinue the manufacture and sale of classic Windows Mobile based PDA’s in favor of smartphones, including Acer, Siemens, Dell and most recently, Hewlett-Packard. Recognizing the need of businesses for the continued availability of a classic PDA to run mobile business applications, we introduced in 2007 a classic PDA, the SoMo650, and have sold more than 65,000 devices, primarily to business customers who have needed to switch from other Windows Mobile based products discontinued by their manufacturers. In June 2012, we launched a replacement for the SoMo650, the SoMo655 running the Windows Embedded Handheld 6.5 operating system. Available to software developers is a software developer kit (“SDK”) that enables greater control over the hardware. The product is designed to be on the market for at least five years and Microsoft recently announced support for Windows Embedded Handheld 6.5 through early 2020.

We believe there is a large installed base using now discontinued Windows mobile based classic PDA handheld computers. Our SoMo655 is one of the last Windows Mobile based classic PDA’s in the market. With the cost of moving applications to other operating system devices, and with our commitment and the support of Microsoft to maintain this product in the marketplace, the SoMo655 becomes an excellent replacement for many of these discontinued products.

Marketing Strategy

Our marketing strategy has been to be a systems supplier to the Business Mobility markets which today consists of two segments, the handheld computing market for our SoMo 655 family of handheld computers, and the data collection products market for our family of cordless barcode scanners. Key elements of our marketing strategy include:

Capitalize on Strategic Relationships. We actively promote software application developers to integrate our products into their solutions through our developer support program. We provide easy to use software developer kits, training and technical support to our strategic relationships. We coordinate our handheld computer product development efforts with Microsoft on an ongoing basis, with the goal of ensuring that our current and future products are compatible with new releases of Microsoft’s operating systems. We spend extensive engineering time and resources to ensure that our cordless barcode scanning products are compatible with a wide variety of the most popular smartphones, tablets and computers running a variety of operating systems. We adhere to standards of a number of standards setting bodies whose technologies are used in our products including Bluetooth (both handheld computers and cordless barcode scanners) and wireless LAN (handheld computers).

Expand and improve our product offerings. We offer a wide range of products under a modular concept that enables customers to design their mobile systems to meet their specific requirements, and we encourage our distributors to carry the full range of our products. The goal is for customers to view Socket as a primary source for their mobile accessory needs. For the SoMo family of handheld computers, we’ve upgraded the operating system and management software, adding many operating system features such as multiple language support, upgraded to later versions of the Windows (Mobile) embedded handheld operating system, and upgraded our Bluetooth and wireless LAN management software. We have expanded our data collection product offerings with 2D imaging technology to add to our 1D barcode scanning capabilities. We design our products to comply with the regulations of the many worldwide agencies that regulate the safety, performance and use of electronic products.

Build a Strong Brand Name. We believe that our products make a difference in the daily work life of mobile workers and the people they serve. We are building a brand image focused on business mobility. This image closely associates us with business mobility solutions and to reflect this image, we began doing business as Socket Mobile, Inc. in January 2007 and changed our legal name to Socket Mobile, Inc. in April 2008. We stress with customers the design of our products for the markets they address, emphasizing quality and standards-based connectivity. Mobility requires products that are compact and designed to be handled while mobile, with low power consumption to extend time between charges, and easy to use. Through our developer support program, we work closely with application developers developing productivity enhancing applications for the mobile workforce. Our overall company brand identity and positioning goal is to be a leading provider of easy-to-deploy business mobility systems to the business mobility market.”

Competition and Competitive Risks

The overall market for mobile handheld computing solutions is both complex and competitive. Our hardware products compete with similar hardware products in all of our markets in the United States, Europe and Asia. Our longtime focus on creating innovative mobile solutions for the mobile workforce has resulted in good brand name recognition and reputation. We believe that our brand name identifies our products as durable, dependable, small form factor, low power and easy to use, all features designed for a mobile worker while mobile, and the breadth of our product offerings, including the extensive features of our software and software developer kits, will continue to differentiate us relative to our competitors.

Cordless Barcode Scanning. We offer a full range of stand-alone cordless barcode hand scanners connecting to smartphones, tablets and other computing devices over Bluetooth. Our SocketScan Software Developer Kit enables registered third party application developers to integrate the features of our SocketScan software into their applications and helps differentiate our products. We face competition from products similar to our cordless hand scanners from Baracoda, Code Corporation, and Opticon (Japan). Users of smartphones and tablets may also scan barcodes with their camera phone, although the process is much slower than with our products and larger devices such as tablets may be difficult to position to obtain a barcode scan. Users also may choose more rugged barcode scanners as an alternative, some of which are integrated into computing devices from manufacturers such as Datalogic, Honeywell, LXE (acquired by Honeywell), Intermec (acquisition by Honeywell pending), Motorola Solutions and Psion Teklogix (acquired by Motorola). These devices are not Apple certified. They will connect over Bluetooth, but don’t offer extensive tools for software developers such as our software developer kit to integrate features of our sophisticated barcode scanning software SocketScan into barcode scanning applications.

Handheld Computers. A number of larger, well financed companies manufacture handheld mobile computers. Most of the manufacturers offer only ruggedized systems that are higher priced and larger than our devices but are capable of running the same applications. Many of these systems have built in barcode scanners, are larger, heavier and more expensive, so do not directly compete with our products but are an alternative. These companies include Datalogic, Honeywell, LXE (acquired by Honeywell), Intermec (acquisition by Honeywell pending), Motorola Solutions and Psion Teklogix (acquired by Motorola). As our handheld computers are designed for business use without integrated barcode scanners or integrated phones, we do not directly compete with these devices but they are an alternative. Consumer grade products (durable rather than rugged) also provide competitive alternatives to our products. These companies include Bluebird (selling under the brand name Pidion), Unitek and Janam and some of their products include integrated barcode scanners.

Our SoMo655 handheld computer’s operating system is Windows Embedded Handheld 6.5. Microsoft recently announced it would continue to support version 6.5 until early 2020 which was designed to assure users of products running this version of a long period of continued support. Microsoft also announced Windows Mobile 8 Embedded, a superset of their phone operating systems for devices having phones and integrated barcode scanners. Windows Mobile 8 Embedded does not apply to our category of handheld computer which has neither a phone nor an integrated barcode scanner as our customers typically operate over wireless LAN and Bluetooth connections within the walls of their organization and do not require a phone. We do not directly compete with devices running Windows Mobile 8 Embedded but they can become competitive alternatives where a phone and an integrated scanner are needed.

Sales of our handheld computer family of products, the SoMo650, introduced in 2007 and replaced in 2012 with the SoMo655, are designed as a close replacement for the Hewlett-Packard Series 200 family of handheld computer products that were discontinued by Hewlett-Packard in 2011. We have enhanced our product offerings with a software developer kit that enables registered developers to avail themselves of features on our SoMo655 handheld computer that would not otherwise be accessible under the Windows Embedded 6.5 operating system. More than 65,000 SoMo handheld computers have been sold since 2007.

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

Another area of intellectual property is our expertise in embedded radio-dependent firmware. Within our Bluetooth cordless products are software and firmware that include a wide variety of functions to enable efficient radio control and overall systems functionality. For cordless barcode scanning this includes our patented Error Proof Protocol, which is designed to ensure that scanned data is correctly received by the mobile computing device and allow for real-time validation of data and error notification to the user. We have developed a library of software drivers and control modules that allow our products to operate in handheld computers running the Windows Mobile operating systems and in notebooks running Windows 8/7/Vista/XP operating systems and in smartphones and tablets running operating systems from Apple (iOS), Google (Android), Research In Motion (BlackBerry), and Microsoft (Windows and Windows Mobile). We hold twenty-eight U.S. patents and ten design patents covering various inventions that relate to mobile products and to the design of our products. We have other patent applications undergoing review.

We have developed a number of software programs that provide unique functions and features for our handheld computer and cordless barcode scanning products. For example, our SocketScan software enables all of our barcode scanning products to scan a variety of barcodes and to route the scanned data to many different types of data files on a number of operating systems used in mobile devices. Our Bluetooth software used in conjunction with our Bluetooth hardware provides a completely functional Bluetooth solution enabling connections and data transfers between Bluetooth-enabled devices. Our wireless local area network software called Enhanced Wi-Fi Companion provides an extensive set of features to help the user get and stay connected. This software program used in conjunction with our handheld computers provides a completely functional wireless local area network solution, enabling connections and data transfers from and to our mobile computers over wireless local area networks. In addition, our Bluetooth and wireless LAN software programs are aligned to insure optimal performance even when both technologies are being utilized at the same time.

We have registered trademarks with the U.S. Patent and Trademark Office for the mark “Socket”, our logo, the terms “Go-WiFi” and “Battery Friendly” and “SoMo”, the mark associated with our mobile handheld computers.

We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality procedures to protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and strategic partners, and limit access to our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, we may not be able to effectively protect our intellectual property rights in certain foreign countries. From time to time we receive communications from third parties asserting that our products infringe, or may infringe, their proprietary rights. In connection with any such claims, litigation could be brought against us that could result in significant additional expense or compel us to discontinue or redesign some of our products.

Personnel

Our future success will depend in significant part upon the continued service of certain of our key technical and senior management personnel, and our continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Our total employee headcount as of December 31, 2012 was 50. Our employees are not represented by a union, and we consider our employee relationships to be good.

Sales and Marketing

Cordless barcode scanning products and the related accessories and service, represented 44% of our revenue in 2012, 31% in 2011 and 15% in 2010. Mobile handheld computer products and the related accessories and service, represented 53% of our revenue in 2012, 65% in 2011 and 73% in 2010. Other revenues were from sale of legacy products representing 3% of our revenue in 2012, 4% in 2011 and 12% in 2010. Reductions in legacy sales have been primarily due to the phasing out of older products.

We target business customers in selected vertical markets with our products. Most of our products are sold through distributors and resellers that service businesses. Our OEM products including embedded product components and custom versions of our handheld computers and barcode scanners are sold directly to the manufacturers of OEM products. The geographic regions we serve include the Americas, Europe, the Middle East, Africa and Asia Pacific.

Our sales were in the Americas were 60% in 2012, 67% in 2011 and 76% in 2010. Our sales in Europe, the Middle East and Africa were 26% in 2012, 23% in 2011, and 20% in 2010. Our sales in Asia and Pacific Rim countries were 14% in 2012, 10% in 2011 and 4% in 2010. Export sales are subject to the complications of complying with laws of various countries and the risk of import/export restrictions and tariff regulations.

We support our distributors and resellers with education, training and customer assistance through our sales, marketing, and technical support staff in the Americas, Europe and Asia-Pacific regions. As of December 31, 2012, we had 15 people in sales, marketing and customer support.

Sales to customers in 2012 representing 10% or more of our revenue consisted of distributors ScanSource, Inc. (21%), Ingram Micro Inc. (17%) and BlueStar, Inc.(10%). Sales to customers in 2011 representing 10% or more of our revenue consisted of distributors ScanSource (16%), Ingram Micro (13%), and our OEM customer Epocal accounted for 11%. Sales to customers in 2010 representing 10% or more of our revenue consisted of distributors Ingram Micro (14%), Tech Data Corporation (13%), Blue Star Corporation (11%), and our OEM customer Epocal accounted for 10%.

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

Manufacturing

We subcontract the manufacturing of substantially all of our product components and subassemblies to independent third-party contract manufacturers located in North America., China, and Taiwan who have the equipment, know-how and capacity to manufacture to our specifications. We perform final product assembly and testing, and package and distribute our products at and from our Newark, California facility for most of our worldwide sales. As of December 31, 2012, we had 17 people employed in manufacturing operations, including planning, buying, manufacturing engineering, quality control, product assembly, shipping and receiving, and product support.

Certain of our products or product components are available from only one vendor. These sole sourced products or components include the interface chip that controls the signal transmission between all of our plug-in CompactFlash products (except our Ethernet and wireless LAN products) and the card slot on our mobile computer, our Ethernet, wireless LAN and Bluetooth chips, our imager and laser scanning engines, certain cable and connector components and several major components of our mobile handheld computers including our processor and audio components. With the exception of worldwide supply shortages of LCD screens for our handheld computers in 2011 (See Management’s Discussion and Analysis), we have generally been able to obtain adequate supplies of components. Such components are generally purchased on a purchase order basis under standard commercial terms and conditions, and we do not have long-term supply contracts for these products or components. Accordingly, the manufacturers could stop providing these products or components to us at any time. Alternatively, although our suppliers are generally large, well-financed organizations, they could encounter financial difficulties that interfere with our product supplies. In such an event, we could experience a decline in revenues until we establish sufficient manufacturing supply through an alternative source. Locating and qualifying alternative suppliers, and commencing new manufacturing operations, could take a significant period of time, although we believe that we can relocate manufacturing or find alternative suppliers for sole sourced products or components should it become necessary. We generally stock higher inventory quantities of sole sourced products or components as safety stocks to mitigate the risk of supply disruption.

Research and Development

Since our inception, we have made substantial investments in research and development. Research and development expenditures were $2.7 million in 2012, $2.8 million in 2011 and $2.5 million in 2010. Costs include compensation and benefit costs of our engineering employees and outside development costs including consultants and costs of product certification. The amount of expense is determined in part by the number and timing of product development projects.

As of December 31, 2012, we had 10 people on our product development staff, and we hire engineering consultants to perform additional engineering services as required. We anticipate that we will continue to commit substantial resources to research and development in the future.

General and Administration

As of December 31, 2012, we had 8 people responsible for our financial and administrative activities including accounting and finance personnel, internal computer systems and administrative support personnel. Costs include compensation and benefit costs, travel, audit, legal, and overhead support costs.

Item 1A. Risk Factors

Our ability to continue as a going concern is dependent upon our ability to establish profitable operations and to raise additional capital.

Our continued operating losses and declines in our working capital balances are conditions that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to establish profitable operations and to raise additional capital as needed. We have been taking steps intended to reduce operating losses and achieve profitability including the introduction of new products, continued close support of our distributors and of our application partners as they establish their mobile applications in key vertical markets, and management of our costs. We believe that we will be able to improve our liquidity and secure additional sources of financing by managing our working capital balances, use of our bank lines of credit, and raising additional capital as needed including development funding from development partners and the issuance of additional equity securities. Nonetheless, there can be no assurance that we will be successful in achieving any of these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our inability to secure and maintain the necessary liquidity would have a material adverse effect on our financial condition and results of operations. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from our inability to continue as a going concern.

We have a history of operating losses and may not achieve ongoing profitability.

We have been unprofitable in every quarter during the past three fiscal years. Fiscal year 2004 was the only profitable year in our history, and only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. To achieve ongoing profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

We may require additional capital in the future, but that capital may not be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

We may incur operating losses in future quarters and would need to raise capital to fund such losses. Our forecasts are highly dependent on factors beyond our control, including market acceptance of our products, delays in deployments by businesses of applications that use our handheld computers and our data collection products as we experienced in the third quarter of 2012 due to the transition of our mobile computer product line to new models, and supply delays in key components such as we experienced in the fourth quarter of 2010 and to progressively lesser extents in the first three quarters of 2011. Even if we grow the business to profitable operating levels, we may need to raise capital to provide sufficient working capital to fund our growth. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all.

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

Our success has been dependent upon the ability of third-parties in the mobile computer industry to successfully develop products that include or are compatible with our technology and then to sell these products into the marketplace. Even if we are successful in marketing and selling our new line of mobile handheld computers, our ability to generate increased revenue depends significantly on the commercial success of other parties' Windows mobile products, particularly vertical market software applications for use with our handheld computer and peripheral products, and standard Pocket PC handhelds, phone-integrated devices, tablet computers, and other phone-integrated devices, including those from Apple, Google, and Blackberry, with which our wireless and plug-in peripherals can be used, and the adoption of these mobile computer devices for business use. A number of manufacturers of handheld computers have reduced the number of handheld products they offer, or curtailed development of future handheld computer products. If manufacturers are unable or choose not to ship new products such as Windows Mobile devices, or experience difficulties with new product transitions that cause delays in the market, or if these products fail to achieve or maintain market acceptance, the number of our potential new customers could be reduced and we may not be able to meet our sales expectations.

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

A significant portion of our revenue comes from a limited number of distributors. In fiscal year 2012, Ingram Micro Inc., ScanSource, Inc., and BlueStar, Inc. together represented approximately 48% of our worldwide revenues. In fiscal year 2011, Ingram Micro Inc. and ScanSource, Inc. together represented approximately 29% of our worldwide revenues. In fiscal year 2010, Ingram Micro Inc., Tech Data Corporation, and BlueStar, Inc. together represented approximately 38% of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. Additionally, 11% and 10% of our revenue in the fiscal years 2011 and 2010, respectively, came from Epocal, Inc., an OEM customer. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with Ingram Micro Corporation or ScanSource, Inc., or any of our other significant distributors, we would experience disruption and delays in marketing our products.

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

Substantially all of our products are designed for use with mobile computers, including handhelds, notebooks, tablets, and handhelds with integrated phones. If the mobile computer industry does not grow, if its growth slows, or if product or operating system changeovers by mobile computer manufacturers and partners cause delays in the market, or if the markets for our mobile handheld computers do not grow, or if the impact of the global economic financial crisis continues, we may not achieve our sales projections.

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

We have devoted significant research and development resources to design products to work with a number of operating systems used in mobile devices including Windows Mobile, Windows CE, Windows 7/Vista/XP, Windows Embedded Handheld, Apple, Google’s Android, RIM Blackberry, and to develop our own family of mobile handheld computers. Such design activities have diverted financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft, Apple, Google or Research In Motion is obligated to continue the collaboration or to support the products produced from the collaboration. Consequently, these organizations may terminate their collaborations with us for a variety of reasons, including our failure to meet agreed-upon standards or for reasons beyond our control, such as changing market conditions, increased competition, discontinued product lines, and product obsolescence.

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

In October 2012, a lawsuit was filed in the State of Delaware against the Company by Telecomm Innovations LLC claiming infringement of two patents involving modem technology. They filed similar lawsuits against a number of other companies. We discontinued sales of our modem products several years ago. In April 2013, we reached a settlement agreement with Telecomm Innovations whereby the Company, its suppliers and customers, are granted an irrevocable, worldwide, non-exclusive and non-transferable license to the underlying patents held by Telecomm Innovations. The settlement is not material to our operations.

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

A number of our officers and senior managers have been employed for eighteen to twenty-one years by us, including our President, Executive Vice President, Chief Financial Officer, and Chief Technical Officer. Our future success will depend upon the continued service of key officers and senior managers. Competition for officers and senior managers is intense, and there can be no assurance that we will be able to retain our existing senior personnel. The loss of one or more of our officers or key senior managers could adversely affect our ability to compete.

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

Export sales (sales to customers outside the United States) accounted for approximately 40%, 34%, and 24% of our revenue in fiscal years 2012, 2011, and 2010, respectively. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of April 8, 2013, we had 4,861,063 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of April 8, 2013, we had 1,753,276 shares of common stock subject to outstanding options under our stock option plans, and 127,792 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of April 8, 2013, we had 57,776 shares of common stock subject to outstanding warrants issued in our 2009 private placement. We have registered the resale of all shares of common stock subject to the warrants. Accordingly, the shares of common stock underlying these warrants will be eligible for resale in the public market as soon as the warrants are exercised, subject to S-3 prospectus delivery requirements.

As of April 8, 2013, we had 550,000 shares of common stock subject to outstanding warrants issued in connection with the convertible note financing in November 2010. We have registered the resale of all shares of common stock subject to the note conversion and warrants. Accordingly, the shares of common stock underlying the note and warrants will be eligible for resale in the public market as soon as the note is converted and the warrants are eligible and exercised, subject to S-3 prospectus delivery requirements.

As of April 8, 2013, we had $725,000 in subordinated convertible notes payable. Up to 606,402 shares of common stock could be issued for conversion of the notes plus all accrued interest thru the maturity date of August 1, 2014.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2012 through April 8, 2013, our common stock price fluctuated between a high of $3.90 and a low of $0.70. On July 30, 2012, our common stock was delisted from the Nasdaq market and began trading on the Over-the-Counter Marketplace. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a 37,100 square foot office facility in Newark, California under a lease expiring in June 2022. This facility houses our headquarters and manufacturing operations, and is used by all segments of the Company. We believe that our current facilities are sufficient and adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Company’s common stock is traded on the OTC Marketplace under the symbol “SCKT.”

The quarterly high and low sales prices of our common stock, as reported on the OTC Marketplace through March 31, 2013 and for the last two fiscal years are as shown below:

	Common Stock
Quarter Ended	High	Low
2011
March 31, 2011	$2.25	$1.62
June 30, 2011	$3.19	$1.82
September 30, 2011	$3.85	$1.70
December 31, 2011	$2.50	$1.85
2012
March 31, 2012	$3.90	$1.96
June 30, 2012	$2.60	$1.95
September 30, 2012	$2.25	$0.96
December 31, 2012	$1.43	$0.85
2013
March 31, 2013	$1.89	$0.70

On April 8, 2013, the closing sales price for our common stock as reported on the OTC Marketplace was $1.00. We had approximately 3,621 beneficial stockholders of record as of April 8, 2013. We have not paid dividends on our common stock, and we currrently intend to retain future earnings for use in our business and do not anticipate paying dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Performance Graph

The performance graph shown below shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of Socket Mobile, Inc. under the Securities Act of 1933, as amended, or the Exchange Act. The performance graph below shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from December 31, 2007 through December 31, 2012 comparing the return on the Company's common stock with the Russell 2000 Index and the NASDAQ Computer & Data Processing Index. No dividends have been declared or paid on the common stock during such period. Historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Socket Mobile, Inc.
Russell 2000
NASDAQ Computer & Data Processing

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 Russell Investment Group. All rights reserved.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and the notes thereto in Item 8, “Financial Statements and Supplementary Data.”

	Years Ended December 31,
(Amounts in thousands except per share)	2008	2009 (a)	2010 (d)	2011 (d)	2012
Income Statement Data:
Revenue	$26,557	$17,127	$13,498	$17,511	$13,565
Gross profit	$12,390	$7,374	$5,401	$7,250	$5,047
Operating expenses	$15,074	$15,702	$9,116	$8,524	$8,056
Net loss	$(2,765)	$(7,889)	$(3,976)	$(2,422)	$(3,298)
Net loss per common share: Basic and diluted (b)	$(0.86)	$(2.21)	$(1.05)	$(0.56)	$(0.68)
Weighted average shares outstanding:
Basic and diluted (b)	3,219	3,562	3,796	4,360	4,854

	At December 31,
	2008	2009	2010	2011	2012
Balance Sheet Data:
Cash and cash equivalents	$757	$1,940	$461	$957	$391
Restricted cash (c)	$—	$—	$711	$—	$—
Total assets	$19,757	$11,743	$9,067	$10,397	$7,921

Bank line of credit	$1,006	$1,002	$—	$1,110	$811
Senior convertible note (c)	$—	$—	$330	$—	$—
Related party subordinated convertible note	$—	$—	$—	$—	$750
Short term note	$—	$—	$—	$—	$95
Capital leases and deferred rent - long term portion	$110	$97	$202	$184	$227

Total stockholders’ equity	$11,674	$5,388	$2,893	$3,126	$469

(a)	Amounts for 2009 include goodwill impairment charges of $5.4 million recorded as of December 31, 2009.

(b)	Shares used in per share calculations of basic and diluted net loss per share reflect a one-for-ten reverse stock split effected by the Company on October 23, 2008.

(c)	Under the terms of the senior convertible note financing closed in November 2010, the Company was required to set aside cash collateral to the extent qualified accounts receivables are less than the note plus interest. At December 31, 2010, the cash collateral requirement was $0.7 million. At December 31, 2010 the amount shown as the Company’s senior convertible note, represents the $1.0 million face value of the note net of debt discount of $0.67 million. See “Note 6 – Senior Convertible Note Financing” contained in “Item 8. Financial Statements and Supplementary Data” for additional information.

(d)	In the years ended December 31, 2010 and 2011, the net loss includes non-cash charges to interest expense of approximately $56,000 and $1,050,000, respectively, related to the Company’s senior convertible note. See “Note 6 – Senior Convertible Note Financing” contained in “Item 8. Financial Statements and Supplementary Data” for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results

of Operations

Liquidity and Going Concern

During the years ended December 31, 2012, 2011, and 2010, we incurred net losses of $3.3 million, $2.4 million, and $4.0 million, respectively. As of December 31, 2012, we have an accumulated deficit of $60.5 million. Our cash balances at December 31, 2012 were $0.4 million, including $0.8 million advanced on our bank lines of credit. At December 31, 2012, we had additional unused borrowing capacity of approximately $0.3 million on our bank lines of credit. Our balance sheet at December 31, 2012 has a current ratio (current assets divided by current liabilities) of 0.4 to 1.0, and a working capital deficit of $4.0 million (current assets less current liabilities). These circumstances raise substantial doubt about our ability to continue as a going concern.

In the last three years we have taken actions to reduce our expenses and to align our cost structure with economic conditions. We have the ability to further reduce expenses if necessary. Steps taken by us intended to reduce operating losses and achieve profitability include reduction of headcount to manage payroll costs, the introduction of new products, and continued close support of our distributors and our application development partners as they establish their mobile applications in key vertical markets. We completed additional financing in the first quarter of 2013 (see “NOTE 15 — Subsequent Event” for more information). We believe that we will be able to further improve our liquidity and secure additional sources of financing by managing our working capital balances, use of our bank lines of credit, and raising additional capital as needed including development funding from development partners and the issuance of additional equity securities. However, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our bank line of credit may be terminated by the bank or by us at any time, and expires on October 11, 2013 unless renewed (see “NOTE 5 – Bank Financing Arrangements”). If we cannot attain profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of our current operations.

If we can return to revenue growth and attain profitability, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increased expenses, including an increase of costs relating to new employees to support our growth and increases in salaries, benefits, and related support costs for employees.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our financial statements for the year ended December 31, 2012. The application of these policies requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on a combination of historical experience and reasonable judgment applied to other facts. Actual results may differ from these estimates, and such differences may be material to the financial statements. In addition, the use of different assumptions or judgments may result in different estimates. We believe our critical accounting policies that are subject to these estimates are: Revenue Recognition and Accounts Receivable Reserves, Inventory Valuation, Stock Based-Compensation, and Valuation of Goodwill and Other Intangible Assets.

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

Valuation of Goodwill

Goodwill is tested for impairment at least annually as of September 30th and between annual tests if indicators of potential impairment exist. We test goodwill for impairment at the reporting unit level. Prior to performing the goodwill impairment test we determine whether any triggering events are present that could cause impairment of goodwill. We then perform a two-step test to assess goodwill for impairment. The first step of the goodwill impairment test requires a determination of whether the fair value of the reporting unit is less than its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed only if the carrying value exceeds the fair value. The second step involves an analysis reflecting the allocation of fair value determined in the first step (as if it was the fair value of the consideration transferred in a business combination). This process may result in the determination of a new amount of goodwill. If the implied fair value of the goodwill resulting from this hypothetical acquisition accounting is lower than the carrying value of the goodwill in the reporting unit, the difference is reflected as a non-cash impairment loss. The purpose of the second step is only to determine the amount of goodwill that should be recorded on the balance sheet. The recorded amounts of other items on the balance sheet are not adjusted. We have determined that we have one reporting unit for purposes of goodwill testing.

If the carrying value of the reporting unit is zero or negative, the second step of the impairment test, as described above, is required to be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, we are required to evaluate whether there are adverse qualitative factors. We believe adverse qualitative factors exist as of December 31, 2012, based on the Company’s continued reported losses from operations. As of December 31, 2012, the carrying value of the Company’s reporting unit is $469,185. If during a future period the Company’s carrying value of its reporting unit is decreased to zero or negative, it is likely that an impairment of goodwill will be recognized upon performing the second step of the goodwill impairment test.

We estimate the fair value of our reporting unit utilizing up to three valuation methods: market capitalization, income approach and market approach. Revenue and expense forecasts used in the evaluation of goodwill are based on trends of historical performance and our estimate of future performance. We determined that the fair value of the Company's reporting unit at September 30, 2012, the date of the Company’s annual impairment test, exceeded its carrying value and as a result, goodwill is considered not impaired. Furthermore, we determined there were no indicators of impairment in the subsequent fourth quarter 2012.

Revenues

Our revenues have been classified into two primary product families for the years ended December 31, 2012, 2011, and 2010. Additionally, we sell OEM embedded products to third parties, and we continue to carry legacy plug-in connectivity products. Our product revenues are presented in the following table:

(revenues in thousands)							%
	Years ended December 31,						Increase (Decrease)
	2012		2011		2010		2012 vs.	2011 vs.
Product family:	$’s	%’s	$’s	%’s	$’s	%’s	2011	2010
Mobile handheld computer and related products and service	$7,186	53%	$11,345	65%	$9,840	73%	(37%)	15%
Cordless barcode scanning and related products and service	5,983	44%	5,371	31%	2,038	15%	11%	164%

Other	396	3%	795	4%	1,620	12%	(50%)	(51%)

Total	$13,565	100%	$17,511	100%	$13,498	100%	(23%)	30%

Our mobile handheld computer and related products and service revenues in 2012 declined $4.2 million or 37%, from mobile handheld computer and related product revenues in 2011. Mobile handheld computer revenues (excluding revenues from the related plug-in products, accessories, and services) declined by $2.0 million compared to the same period one year ago reflecting lower sales volumes and increased price discounts primarily from $1.1 million in reduced sales volumes of customized OEM versions of our mobile handheld computer, with remaining declines of $0.9 million due to lower volume sales of our standard units in combined with price discounts in effect during the second, third, and fourth quarters of 2012 to incentivize sales of our older SoMo 650 models as we began the transition of the product line to the next generation SoMo 655 models which we commenced shipping into our distribution channel beginning in June 2012. Product transitions such as this tend to slow customer deployments because of the time needed by customers and integrators to evaluate and qualify the new models with their applications. The transition to the new models of our standard mobile handheld computer was substantially completed in the third quarter 2012 with shipments of available units of the older models. Additional declines in 2012 of $1.7 million were primarily from declines in sales of our companion plug-in data collection products due primarily to lower sales volumes of customized versions of our CompactFlash plug-in barcode scanners compared to the same period one year ago. Remaining declines in 2012 of $0.5 million were from reduced sales of the related accessories, SocketCare services, and warranty services, reflective of the lower sales volumes of our mobile handheld computers in 2012 compared to 2011 described previously.

Our mobile handheld computer and related products and service revenues in 2011 increased by $1.5 million or 15%, from mobile handheld computer and related product revenues in 2010. Mobile handheld computer revenues (excluding revenues from the related plug-in products and services) increased by $2.4 million reflecting higher sales volumes due to a growing customer base with larger average unit deployments, and a recovery from shortages in the supply of our mobile handheld computer from our contract manufacturer compared to 2010. Beginning in late 2010, major tablet and smartphone manufacturers secured a majority of the LCD touch screen manufacturing capacity causing short term supply disruptions as LCD touch screen manufacturers reprioritized their capacity commitments. Consequently, beginning in the fourth quarter 2010, sales of our mobile handheld computer products were reduced as a result of the shortages in the availability of LCD touch screens used in the manufacture of our mobile handheld computer. The shortages continued but to progressively lesser extents through the first three quarters of 2011, resulting in an inability to fully ship our quarterly mobile handheld computer backlog within each quarter until resolution of the supply issue in the fourth quarter 2011. Partially offsetting these increases in 2011 were declines of $0.9 million primarily from reduced overall sales volumes of the related plug-in data collection products, reflecting a shift in sales to emphasize companion sales to our mobile handheld computer devices and a decline in units sold for use in third party handheld devices.

Our cordless barcode scanning and related products and service revenues in 2012 increased by $0.6 million or 11%, from cordless barcode scanning and related revenues in 2011. Revenue increases of $1.3 million in 2012 were from increased sales volumes of our new entry level Apple certified cordless handheld barcode scanning product which we began shipping in the fourth quarter of 2011. Additional revenue increases in 2012 of $0.5 million were from increased sales volumes of our imager based cordless handheld barcode scanners including our Apple certified imager based cordless handheld scanners. Partially offsetting these revenue increases were declines of $0.5 million in sales of our older entry level handheld barcode scanning model which we phased out in 2012, and declines of $0.7 million in sales of our cordless ring scanner due to lower sales volumes in 2012 compared to 2011.

Our cordless barcode scanning and related products and service revenues in 2011 increased by $3.3 million or 164%, from cordless barcode scanning and related product revenues in 2010. Revenue increases of $1.6 million were from increased sales volumes of our imager based cordless handheld barcode scanning products including our scanning products targeted at Apple’s iOS based products. Additional revenue increases in 2011 totaling $1.0 million were due to increased sales volumes on each of the remaining model lines in our family of cordless handheld barcode scanners, and increases of $0.7 million were due to increased sales of our cordless ring scanner due to higher sales volume in 2011 compared to 2010.

Service revenues were $0.8 million or 6% of our revenues in 2012, $1.0 million or 5% of our revenues in 2011, and $0.8 million or 6% of our revenues in 2010. Declines in service revenues in 2012 reflect the declines in unit sales of our mobile handheld computers in 2012 compared to 2011. Partially offsetting these declines in 2012 were increased service revenues associated with the growth in sales volumes of our cordless handheld barcode scanner products mentioned previously. Increases in service revenues in 2011 were due to increases in out-of-warranty related services compared to 2010. Service revenues related to our SocketCare service program were flat in 2011 compared to 2010. Service revenues have been allocated to the respective products serviced in the table above.

Other revenues declined in 2012 by $0.4 or 50% from revenues in 2011. Other revenues in 2011 declined by $0.8 or 51% from revenues in 2010. Revenue declines in 2012 and 2011 reflect continued declines in sales of legacy products and were primarily from declines in sales volumes of our wireless LAN plug-in cards and from reduced sales volumes of our Bluetooth module and plug-in products.

Gross Margins

Gross margins for 2012 were 37% of revenues compared to gross margins of 41% in 2011, and 40% in 2010. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Declines in overall margins in 2012 were due primarily to the reduction of inventory in our distribution channel, primarily in the stocking levels of our SoMo 650 models, and lower overall sales in the comparable periods which resulted in the absorption of a greater portion of fixed overhead costs in the current periods compared to the corresponding periods one year ago. Increases in overall margins in 2011 compared to 2010 were due to higher overall revenues in 2011 combined with fixed overhead, manufacturing variances, and inventory write-downs comprising a lower percentage of overall cost of goods sold compared to 2010, partially offset by margin declines in 2011 in our data collection product line due to a product mix emphasizing newer data collection products which typically begin with reduced margins that improve over time as unit volumes increase, and decreases in margins on our mobile handheld computer product line in 2011 due to a product mix within that line which emphasized lower margin OEM models compared to 2010.

Research and Development Expense

Research and development expense in 2012 was $2.7 million, a decline of 2% from research and development expense in 2011 of $2.8 million. Research and development expense in 2011 increased 13% from research and development expense in 2010 of $2.5 million. Changes in the levels of research and development expense in 2012 compared to 2011, were primarily from development activities related to the development of our next generation SoMo series of mobile handheld computers, the majority of which was conducted over the period beginning mid 2011 and concluding with initial customer shipments in June 2012. Increases in research and development expense in 2011 compared to 2010 were primarily from increased personnel costs due to the elimination of a payroll salary cost savings program which had been in effect throughout fiscal 2010, and increases in development activities. Partially offsetting these increases were reductions in equipment costs in 2011 compared to 2010.

Sales and Marketing Expense

Sales and marketing expense in 2012 was $3.4 million, a decrease of 6% compared to sales and marketing expense in 2011 of $3.6 million. Sales and marketing expense in 2011 decreased by 12% compared to sales and marketing expense in 2010 of $4.1 million. Decreases in sales and marketing expense in 2012 was due primarily to declines in personnel costs due to lower overall comparable headcount, and declines in the use of outside services. Partially offsetting these declines in 2012 were increases in advertising costs in 2012 compared to 2011. The majority of the reduction in sales and marketing expense 2011 compared to 2010 was from reduced personnel costs as a result of a realignment of the sales force we initiated in the fourth quarter 2010 to emphasize inside sales personnel located at the Company’s Newark, CA headquarters to better serve our customer base, and from reductions in the related travel expense as a result of fewer outside sales personnel. Partially offsetting these declines in 2011 were increases in advertising and promotional expense reflective of the overall increase in 2011 revenues compared to 2010.

General and Administrative Expense

General and administrative expense in 2012 was $2.0 million, a decline of 8% compared to general and administrative expense of $2.1 million in 2011. General and administrative expense in 2011 declined 16 % compared to general and administrative expense of $2.5 million in 2010. Declines in 2012 were primarily from reductions in personnel costs as a result of compensation expense savings programs initiated in late 2012, lower stock compensation expense, and declines in outside services expense. Partially offsetting these declines were increases in legal expense in 2012 compared to 2011. Decreases in 2011 were related primarily to a non-recurring expense charged in the fourth quarter 2010 to general and administrative expense, totaling $0.4 million related to the closing of our senior convertible note financing in November 2010. Additional declines in general and administrative expense related to reductions in legal expense in 2011 compared to 2010, were offset by increased personnel costs in 2011 due to the elimination of a payroll salary cost savings program which had been in effect throughout fiscal 2010.

Interest Expense and Other, net of Interest Income and Other

Interest expense and other, net of interest income and other, was $257,000 in 2012 compared to $1,115,000 in 2011, and $246,000 in 2010. Interest expense in 2012 was related primarily to interest on amounts drawn on our bank lines of credit, interest on our short term loan advanced on August 31, 2012, and interest on our convertible notes payable issued in 2012 (see “NOTE 2 — Related Party Convertible Notes Payable” and “NOTE 3 — Short-Term Note Payable” for more information). Interest expense in 2011 is primarily related to our convertible note payable including the amortization of the related debt discount and interest on the principal outstanding during the period including a premium upon redemption. Amortization of debt discount, the redemption premium, and interest paid in common stock are non-cash expenses and totaled $1,050,000 in 2011 (see “NOTE 6 — Senior Convertible Note Financing” for more information). Additionally, interest expense includes interest on equipment lease financing obligations in each of the three years presented, and interest on amounts drawn on our bank lines of credit through the date of termination of the credit lines in November 2010 prior to the issuance of our convertible note payable, and beginning in October 2011 with a new credit facility subsequent to the full conversion of the note. Other expense includes foreign currency transaction gains and losses, which were nominal in each of the periods presented.

Interest income and other, reflects interest earned on cash balances. Interest income in 2012, 2011, and 2010 was nominal, reflecting low average cash balances combined with low average rates of return.

Income Taxes

Deferred tax expense of $32,000 in 2012, $32,000 in 2011, and $16,000 in 2010, and the corresponding deferred tax liability shown on our balance sheet, is related entirely to the deferred tax liability on the portion of our goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. We maintain a full valuation allowance for all other components of deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized. We have not generated taxable income in any periods in any jurisdiction, foreign or domestic.

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

	Quarter Ended
(amounts in thousands, except per share amounts)	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012
Summary Quarterly Data:
Revenue	$4,039	$4,353	$4,681	$4,437	$3,954	$4,038	$2,796	$2,777
Cost of revenue	2,525	2,526	2,684	2,525	2,431	2,539	1,814	1,734
Gross profit	1,514	1,827	1,997	1,912	1,523	1,499	982	1,043
Operating expenses:
Research and development	670	648	702	756	784	740	635	552
Sales and marketing	828	858	933	988	960	982	798	632
General and administrative	595	532	504	510	613	497	454	409
Total operating expenses	2,093	2,038	2,139	2,254	2,357	2,219	1,887	1,593
Interest income (expense), net (a)	(341)	(173)	(577)	(25)	(30)	(27)	(70)	(130)
Deferred tax expense(benefit)	8	8	8	8	8	8	8	8
Net income (loss)	$(928)	$(392)	$(727)	$(375)	$(872)	$(755)	$(983)	$(688)
Basic and diluted net income (loss) per share	$(0.24)	$(0.09)	$(0.16)	$(0.07)	$(0.18)	$(0.16)	$(0.20)	$(0.14)

(a) Quarterly non-cash charges to interest expense related to our senior convertible note were approximately $320 thousand, $153 thousand, and $577 thousand, respectively, in each of the three quarters in the nine month period ended September 30, 2011. See “Note 6 – Senior Convertible Note Financing” contained in “Item 8. Financial Statements and Supplementary Data” for additional information.

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

Cash Flows and Contractual Obligations

During the years ended December 31, 2012, 2011, and 2010, we incurred net losses of $3.3 million, $2.4 million, and $4.0 million, respectively. We have a history of operating losses and we may continue to be unprofitable in the foreseeable future. As of December 31, 2012, we have an accumulated deficit of $60.5 million. Historically we have financed our operations through the sale of equity securities, equipment financing, and revolving bank lines of credit. Since our inception we have raised approximately $42 million in equity capital to fund our operations.

As reflected in our Statements of Cash Flows, net cash used in operating activities in 2012 was $0.9 million, compared to $1.2 million and $0.6 million used in operating activities in 2011 and 2010, respectively. We calculate net cash used in operating activities by reducing our net loss ($3.3 million, $2.4 million, and $4.0 million in 2012, 2011, and 2010, respectively), by those expenses that did not require the use of cash, and reversing gains that did not generate cash. These items consist of stock based compensation expense, depreciation, amortization of intangible assets, deferred tax expense, in 2011 and 2010 the amortization of debt discount, and in 2010 the issuance of common stock warrants for services. These amounts totaled $1.0 million, $2.2 million, and $1.3 million in 2012, 2011, and 2010, respectively. Decreased in non-cash charges in 2012 and increases in 2011 were primarily from charges in 2011 related to our senior convertible note financing including amortization of debt discount and interest expense related to a premium issued for full conversion of the note to common stock and interest on the note principal paid in common stock in 2011. Additional decreases in non-cash charges in 2012 were from reduced stock-based compensation expense and lower depreciation expense compared to 2011. Additional increases in non-cash charges in 2011 were from increases in stock-based compensation expense and increases in deferred tax expense compared to 2010. Partially offsetting these increases in non-cash charges in 2011 were decreases in depreciation expense due to reductions in the purchasing of equipment and tooling, and decreases in common stock issued for services in 2011 compared to 2010.

In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In 2012, changes in operating assets and liabilities resulted in a net source of cash of $1.4 million and were primarily from reductions in accounts receivable due to lower levels of shipments in the fourth quarter 2012 compared to the fourth quarter 2011 due primarily to declines in shipments of our mobile handheld computer products as we completed the transition from our older devices to our next generation models in late 2012, reductions in our inventory levels in 2012 due to depletion of stock of our older mobile handheld computer models, and increases in accounts payable due to deferred payments at year end. These sources of cash were partially offset by decreases in deferred income on shipments to distributors as a result of reductions in overall distributor inventory levels due to the depletion in their stocks of the older mobile handheld computer models mentioned previously, and lower overall inventory levels carried by our distributors in response to lower revenue levels in late 2012 compared to 2011. In 2011, changes in operating assets and liabilities resulted in a net use of cash of $1.0 million and were primarily from increases in accounts receivable due to increased shipments in the fourth quarter of 2011 compared to the fourth quarter of 2010 resulting from the elimination of a supply shortage on our mobile handheld computers from our contract manufacturer that began in the fourth quarter 2010, and overall revenue growth on our key product lines in 2011 compared to 2010, partially offset by increases in deferred income on shipments to distributors as a result of our distribution channel carrying higher levels of our products to meet higher revenue levels, and reductions in our inventory levels as a result of planned reductions from year-end levels.

Cash used in investing activities was $235,000 in 2012, $177,000 in 2011, and $144,000 in 2010. Increased investing activities in 2012 compared to 2011 reflect tooling purchases related to our next generation models of our mobile handheld computer products. We began shipping the new models in June 2012. Increased investing activities in 2011 compared to 2010 reflect leasehold improvements related to our service department.

Cash provided by financing activities was $0.6 million in 2012 compared to $1.9 million in 2011, and cash used in financing activities of $0.7 million in 2010. Cash provided from financing activities in 2012 consisted primarily of proceeds from the issuance of related party subordinated convertible notes payable (see “NOTE 2 — Related Party Convertible Notes Payable” for more information), net proceeds from the advance of a short term loan (see “NOTE 3 — Short-Term Note Payable” for more information), and proceeds from stock option and warrant exercises. These were partially offset by net amounts paid on our bank lines of credit. Cash provided from financing activities in 2011 was primarily from net proceeds borrowed against our bank lines of credit beginning in October 2011 (see “NOTE 5 — Bank Financing Arrangements” for more information) and from reductions in restricted cash. Financing activities in 2010 consisted primarily of net amounts paid of $1.0 million on our bank lines of credit through the date of termination in November 2010, offset by the proceeds from the issuance of our $1.0 million senior convertible note, which was partially offset by a restricted cash requirement of $0.7 million under the terms of the note collateralization (see “NOTE 6 — Senior Convertible Note” for more information).

Our contractual obligations at December 31, 2012 are outlined in the table shown below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$3,198,000	$3,198,000	$—	$—	$—
Operating leases	4,101,000	432,000	863,000	863,000	1,943,000
Short term note payable	103,000	103,000	—	—	—
Capital leases	65,000	17,000	36,000	12,000	—
Total contractual obligations	$7,467,000	$3,750,000	$899,000	$875,000	$1,943,000

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Recent Accounting Pronouncements

See Note 1 of "Notes to Financial Statements" of this Annual Report for additional information regarding the status of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash and our bank credit line facilities. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended December 31, 2012, a decline of 1% in interest rates would not have had a material effect on our quarterly interest income. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the greater of either 5% or the lender's prime rate plus 1%, for both the domestic line (up to $1.5 million) and the international line (up to $1.0 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. Based on a sensitivity analysis during the quarter ended December 31, 2012, an increase of 1% in the interest rate would have increased our borrowing costs by approximately $10,000 (in cases where the applicable interest rate is greater than 5%). The credit line agreement also specifies a fixed collateral handling fee of 0.25% per month on the full amount of the accounts receivable provided as collateral for the outstanding balances advanced under the credit line.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. Our distributor in Japan began purchasing our products in Yen. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros and our Yen denominated receivables, to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended December 31, 2012, an adverse change of 10% in exchange rates would have resulted in an increase in our net loss for the fourth quarter 2012 of approximately $43,000 if left unprotected. For the fourth quarter of 2012 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives was a net loss of $3,200. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

Item 8. Financial Statements and Supplementary Data

The supplementary information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Socket Mobile, Inc.

We have audited the accompanying balance sheet of Socket Mobile, Inc. (the “Company”) as of December 31, 2012, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Socket Mobile, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sam Kan & Company

Alameda, California

April 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Socket Mobile, Inc.

We have audited the accompanying balance sheet of Socket Mobile, Inc. as of December 31, 2011, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Socket Mobile, Inc. as of December 31, 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Santa Clara, California

March 9, 2012

SOCKET MOBILE, INC.
BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$390,513	$957,022
Accounts receivable, net	1,509,094	2,791,549
Inventories	941,067	1,461,052
Prepaid expenses and other current assets	129,434	218,862
Total current assets	2,970,108	5,428,485

Property and equipment:
Machinery and office equipment	1,865,137	2,212,178
Computer equipment	1,204,957	1,324,696
	3,070,094	3,536,874
Accumulated depreciation	(2,727,323)	(3,225,231)
Property and equipment, net	342,771	311,643

Intangible assets, net	90,000	150,000
Goodwill	4,427,000	4,427,000
Other assets	91,518	80,076
Total assets	$7,921,397	$10,397,204

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,697,209	$3,266,764
Accrued expenses	74,554	94,554
Accrued payroll and related expenses	478,084	564,980
Bank line of credit	810,686	1,109,600
Deferred income on shipments to distributors	854,159	1,571,544
Short term note payable	95,289	—
Related party convertible notes payable	750,000	—
Short term portion of deferred service revenue	214,537	247,174
Short term portion of capital leases and deferred rent	17,400	17,731
Total current liabilities	6,991,918	6,872,347

Long term portion of deferred service revenue	153,877	167,476
Long term portion of capital leases and deferred rent	227,022	184,341
Deferred income taxes	79,395	47,455
Total liabilities	7,452,212	7,271,619

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 10,000,000 shares,
Issued and outstanding – 4,861,063 shares at December 31, 2012 and 4,832,079 shares at December 31, 2011	4,861	4,832
Additional paid-in capital	60,966,505	60,324,852
Accumulated deficit	(60,502,181)	(57,204,099)
Total stockholders’ equity	469,185	3,125,585
Total liabilities and stockholders’ equity	$7,921,397	$10,397,204

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010

Revenues	$13,564,764	$17,510,780	$13,498,196

Cost of revenues	8,517,648	10,261,612	8,096,520

Gross profit	5,047,116	7,249,168	5,401,676

Operating expenses:
Research and development	2,710,754	2,775,058	2,463,268
Sales and marketing	3,372,692	3,606,982	4,106,260
General and administrative	1,972,820	2,142,214	2,546,648
Total operating expenses	8,056,266	8,524,254	9,116,176

Operating loss	(3,009,150)	(1,275,086)	(3,714,500)

Interest expense and other, net	(256,992)	(1,115,335)	(245,822)

Net loss before deferred taxes	(3,266,142)	(2,390,421)	(3,960,322)
Deferred tax expense	(31,940)	(31,940)	(15,515)
Net loss	$(3,298,082)	$(2,422,361)	$(3,975,837)

Net loss per common share:
Basic and diluted	$(0.68)	$(0.56)	$(1.05)

Weighted average shares outstanding:
Basic and diluted	4,853,630	4,360,217	3,795,673

See accompanying notes.

SOCKET MOBILE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

		Additional		Total
Common Stock		Paid-In	Accumulated	Stockholders’
Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2009	3,788,767	$3,789	$56,190,112	$(50,805,901)	$5,388,000
Exercise of warrants	273	—	—	—	—
Exercise of stock options	12,951	13	27,803	—	27,816
Stock-based compensation	—	—	676,554	—	676,554
Issuance of warrants in conjunction with senior convertible note financing	—	—	386,048	—	386,048
Beneficial conversion feature associated with senior convertible note financing	—	—	390,548	—	390,548
Net loss	—	—	—	(3,975,837)	(3,975,837)
Balance at December 31, 2010	3,801,991	3,802	57,671,065	(54,781,738)	2,893,129
Exercise of warrants	12,143	12	21,846	—	21,858
Exercise of stock options	14,451	15	29,724	—	29,739
Stock-based compensation	—	—	723,199	—	723,199
Conversion of senior convertible note and accrued interest to common stock	721,009	721	1,105,398	—	1,106,119
Beneficial feature associated with senior convertible note financing	—	—	273,904	—	273,904
Common stock issuance for settlement of accounts payable	282,485	282	499,716	—	499,998
Net loss	—	—	—	(2,422,361)	(2,422,361)
Balance at December 31, 2011	4,832,079	4,832	60,324,852	(57,204,099)	3,125,585
Exercise of warrants	16,666	17	29,982	—	29,999
Exercise of stock options	12,318	12	14,003	—	14,015
Stock-based compensation	—	—	597,668	—	597,668
Net loss	—	—	—	(3,298,082)	(3,298,082)
Balance at December 31, 2012	4,861,063	$4,861	$60,966,505	$(60,502,181)	$469,185

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
Operating activities
Net loss	$(3,298,082)	$(2,422,361)	$(3,975,837)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	597,668	723,199	676,554
Depreciation	264,512	336,996	459,686
Amortization of intangible assets	60,000	60,000	60,000
Issuance of common stock warrant for services	—	—	50,500
Amortization of debt discount to interest expense	—	944,351	55,649
Interest expense related to premium for conversion of convertible note	—	89,387	—
Interest expense on convertible note settled with common stock	—	16,732	—
Deferred tax expense	31,940	31,940	15,515
Changes in operating assets and liabilities:
Accounts receivable	1,282,455	(1,977,980)	845,814
Inventories	519,985	237,598	345,469
Prepaid expenses and other current assets	77,986	(24,509)	340,507
Accounts payable and accrued expenses	410,445	90,991	868,031
Accrued payroll and related expenses	(86,896)	(69,166)	(172,604)
Deferred income on shipments to distributors	(717,385)	898,060	(244,272)
Deferred service revenue	(46,236)	(106,661)	(65,722)
Change in deferred rent	(3,853)	(14,007)	102,189
Net cash used in operating activities	(907,461)	(1,185,430)	(638,521)
Investing activities
Purchase of equipment and tooling	(234,856)	(177,302)	(143,559)
Net cash used in investing activities	(234,856)	(177,302)	(143,559)
Financing activities
Payments on capital leases and equipment financing notes	(14,581)	(13,073)	(12,313)
Proceeds from borrowings under bank line of credit agreement	6,438,779	2,033,111	5,609,560
Repayments of borrowings under bank line of credit agreement	(6,737,693)	(923,511)	(6,611,648)
Proceeds from stock options exercised	14,015	29,739	27,816
Proceeds from warrants exercised	29,999	21,858	—
Proceeds from issuance of related party subordinated convertible notes payable	750,000	—	—
Proceeds from issuance of short term note payable	400,000	—	—
Repayments of short term note payable	(304,711)	—	—
Proceeds from issuance of senior convertible note and warrants	—	—	1,000,000
Reduction (increase) in restricted cash requirement	—	710,797	(710,797)
Net cash provided by (used in) financing activities	575,808	1,858,921	(697,382)
Net increase (decrease) in cash and cash equivalents	(566,509)	496,189	(1,479,462)
Cash and cash equivalents at beginning of year	957,022	460,833	1,940,295
Cash and cash equivalents at end of year	$390,513	$957,022	$460,833
Supplemental cash flow information
Cash paid for interest	$224,775	$66,036	$190,278
Non-cash investing and financing activities:
Issuance of common stock in exchange for forgiveness of accounts payable	$—	$499,998	$—
Conversion of senior convertible note and accrued interest to common stock	$—	$1,106,119	$—
Beneficial conversion feature associated with senior convertible note	$—	$273,904	$390,548
Warrants issued in conjunction with senior convertible note	$—	$—	$335,548

See accompanying notes.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — Summary of Significant Accounting Policies

Organization and Business

Socket Mobile, Inc. (the “Company”), produces barcode scanning and mobile handheld computer products serving the business mobility market and designed for the mobile worker. The Company offers a family of cordless barcode scanning products that connect over Bluetooth with smartphones, tablets and computers. The Company also offers wearable cordless ring scanners for hands free barcode scanning. The Company offers a family of general purpose handheld computer products running the Windows Mobile operating system and a wide range of accessories including plug-in two dimensional (2D) and linear (1D) bar code scanners, cradles, Radio Frequency Identification (RFID) readers, and magnetic stripe readers. The Company also offers customized versions of its handheld computers, embedded wireless LAN cards and Bluetooth modules as OEM products to third-party companies. The Company’s plug-in data collection products work with the Company’s handheld computers and the Company’s cordless hand scanners work with many third-party mobile handheld devices including smartphones, tablets and computers running operating systems from Apple (iOS), Google (Android), Blackberry and Microsoft (Windows/Windows Mobile). For a complete description of the Company’s products see “Products” in “Item 1. Business.”

The Company works closely with software application developers offering or developing software applications for use with the Company’s family of barcode scanners and mobile handheld computers. The Company offers software developers kits to enable developers to easily integrate the Company’s barcode scanning products into their applications, and to enable greater hardware control in applications using the Company’s mobile handheld computers. The Company’s family of barcode scanners are designed to work with a wide range of smartphones and tablets running Apple iOS4, Google Android, RIM BlackBerry and Microsoft Windows/Windows Mobile operating systems. The market segments with the highest level of adoption of the Company’s mobile barcode scanners are retail point of sale, healthcare, and commercial services. Healthcare and hospitality are two of the primary areas of focus for software application developers who have developed applications for use on the Company’s handheld computers, and a significant portion of the Company’s handheld computer sales now come from organizations within these two market segments. Other vertical markets benefiting from mobile solutions include inspections, automotive, government and education. These mobile application solutions are designed to improve the productivity of business enterprises and service providers.

The Company subcontracts the manufacturing of substantially all of its products to independent third-party contract manufacturers who are located in the U.S., China and Taiwan and who have the equipment, know-how and capacity to manufacture products to the Company’s specifications. The Company markets its products through a worldwide network of distributors and resellers, as well as through original equipment manufacturers and value added resellers. The geographic regions served by the Company include the Americas, Europe, the Middle East, Africa and Asia Pacific. The Company’s total employee headcount on December 31, 2012 was 50 people.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

The Company was founded in March 1992 as Socket Communications, Inc. and reincorporated in Delaware in 1995 prior to the Company’s initial public offering in June 1995. The Company began doing business as Socket Mobile, Inc. in January 2007 to better reflect its market focus on the mobile business market, and changed its legal name to Socket Mobile, Inc. in April 2008. The Company’s common stock trades on the OTC Marketplace under the symbol “SCKT.” The Company’s principal executive offices are located at 39700 Eureka Drive, Newark, CA 94560.

Liquidity and Going Concern

During the years ended December 31, 2012, 2011, and 2010, the Company incurred net losses of $3,298,082, $2,422,361, and $3,975,837, respectively. As of December 31, 2012, the Company has an accumulated deficit of $60,502,181. The Company’s cash balance at December 31, 2012 was $390,513. At December 31, 2012, the Company had additional unused borrowing capacity of approximately $297,000 on its bank lines of credit (approximately $164,000 and $133,000, respectively, on the domestic and international credit lines). The Company’s balance sheet at December 31, 2012 has a current ratio (current assets divided by current liabilities) of 0.4 to 1.0, and a working capital deficit of $4,021,810 (current assets less current liabilities). These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

In the last three years the Company has taken actions to reduce its expenses and to align its cost structure with economic conditions. The Company has the ability to further reduce expenses if necessary. Steps by management intended to reduce operating losses and achieve profitability include reduction of headcount to manage payroll costs, the introduction of new products, and continued close support of the Company’s distributors and its application development partners as they establish their mobile applications in key vertical markets. The Company has completed additional financing in the first quarter of 2013 (see “NOTE 15 — Subsequent Event” for more information). Management believes that it will be able to further improve the Company's liquidity and secure additional sources of financing by managing its working capital balances, use of its bank lines of credit, and raising additional capital as needed including development funding from development partners and the issuance of additional equity securities. However, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. The Company’s bank line of credit may be terminated by the bank or the Company at any time, and expires on October 11, 2013 unless renewed (see “NOTE 5 – Bank Financing Arrangements”). If the Company cannot attain profitability, the Company will not be able to support its operations from positive cash flows, and the Company would use its existing cash to support operating losses. If the Company is unable to secure the necessary capital for its business, the Company may need to suspend some or all of its current operations.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. As of December 31, 2012 and 2011, all of the Company’s cash and cash equivalents consisted of demand and money market deposits held in banks.

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

The Company's forward foreign currency contracts are recorded at fair value at December 31, 2012. At December 31, 2012, these derivative instruments were not designated as hedges, and accordingly, changes in the fair value of the forward foreign currency contracts were recorded in earnings. At December 31, 2012 contracts with a notional amount of $264,400 to hedge Euros and $185,185 to hedge Yen had fair values of an immaterial amount for each currency based on quotations from financial institutions, and had maturity dates in January 2013. At December 31, 2011, contracts with a notional amount of $323,000 to hedge Euros and $277,000 to hedge Yen had fair values of an immaterial amount for each currency based on quotations from financial institutions, and had maturity dates in January 2012.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Foreign Currency

The functional currency for the Company is the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Revenues and expenses are translated using the average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss) within shareholders’ equity in the balance sheets. Foreign currency transaction gains and losses are reported in other income and expense, net, in the statements of income.

Accounts Receivable Allowances

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers. Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible. The following describes activity in the allowance for doubtful accounts for the years ended December 31, 2012, 2011, and 2010:

Year	Balance at Beginning of Year	Charged to Costs and Expenses	Amounts Written Off	Balance at End of Year

2012	$89,058	$—	$—	$89,058
2011	$89,058	$—	$—	$89,058
2010	$121,713	$—	$32,655	$89,058

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

	December 31,
	2012	2011
Raw materials and sub-assemblies	$921,677	$1,432,696
Finished goods	19,390	28,356
	$941,067	$1,461,052

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method, over the estimated useful lives of the assets ranging from one to five years. Assets under capital leases are amortized in a manner consistent with the Company’s normal depreciation policy for owned assets, or the remaining lease term as applicable. Depreciation expense in the years ended December 31, 2012, 2011, and 2010, was $264,512, $336,996, and $459,686, respectively.

Goodwill

Goodwill is tested for impairment annually as of September 30th or more frequently when events or circumstances indicate that the carrying value of the Company's single reporting unit more likely than not exceeds its fair value. The Company performed its annual goodwill impairment analysis as of September 30, 2012. The Company used the two-step test as required to assess goodwill for impairment. The first step of the goodwill impairment test consisted of comparing the carrying value of the reporting unit to its fair value. Management estimated the fair value of the Company's reporting unit using various methods and compared the fair value to the carrying amount (net book value) to ascertain if potential goodwill impairment existed. The Company utilized methods that focused on its ability to produce income ("Income Approach") and the Company’s market capitalization ("Market Capitalization Approach"). Key assumptions utilized in the determination of fair value in step one of the test included the following: the Company's market capitalization; revenue and expense forecasts used in the evaluation were based on trends of historical performance and management's estimate of future performance; cash flows utilized in the discounted cash flow analysis were estimated using a weighted average cost of capital determined to be appropriate for the Company. No impairment of goodwill was recorded in the three years ended December 31, 2012.

Deferred Rent

The Company operates its headquarters under a non-cancelable operating lease. The Company recognizes rent expense under its lease on a straight line basis measured over the term of the lease. The excess of accumulated rental expense measured on a straight lined basis over actual accumulated rent paid is capitalized as a liability on the Company’s balance sheet in its short and long term components. Deferred rent at December 31, 2012 was $179,527, and was classified as long term. The short term and long term components of deferred rent at December 31, 2011 were $3,853 and $179,527, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company invests its cash in demand and money market deposit accounts in banks. To the extent of the amounts recorded on the balance sheet, cash is concentrated at the Company’s bank to the extent needed to comply with the minimum liquidity ratio of the bank line agreement. To date, the Company has not experienced losses on these investments. The Company’s trade accounts receivables are primarily with distributors and original equipment manufacturers (OEMs). The Company performs ongoing credit evaluations of its customers’ financial conditions but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at December 31, 2012 and 2011, were as follows:

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

	December 31,	December 31,
	2012	2011
Company A	16%	33%
Company B	28%	11%
Company C	12%	10%
Company D	12%	*
Company E	11%	*

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry, such as the Company experienced in the fourth quarter 2010 and to a progressively lesser extent over the first, second, and third quarters of 2011 with the delays in availability of LCD touch screens used in the manufacture of the Company’s mobile handheld computer. If the Company were unable to procure certain of such materials, it would be required to reduce its operations, which could have a material adverse effect upon its results. At December 31, 2012 and 2011, 32% and 56%, respectively, of the Company’s accounts payable balances were concentrated in a single supplier. For the years ended December 31, 2012, 2011, and 2010, this and another supplier accounted for 64%, 70%, and 63%, respectively, of the inventory purchases in each of these years.

Revenue Recognition and Deferred Income

Revenue on sales to customers other than distributors is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Revenue on sales to distributors where a right of return exists is recognized upon “sell-through,” when products are shipped from the distributor to the distributor’s customer. Revenue related to those products in the Company’s distribution channel at the end of each reporting period which has not sold-through is deferred. The amount of deferred revenue net of related cost of revenue is classified as deferred income on shipments to distributors on the Company’s balance sheet. At December 31, 2012 and 2011, deferred income on shipments to distributors represented deferred revenues totaling $1,804,367 and $3,448,021, respectively, net of related costs of those revenues of $950,208 and $1,876,477, respectively.

The Company defers revenue and income on advance payments from customers when performance obligations have yet to be completed and/or services performed. Such deferred revenue does not include amounts related to products delivered to distributors which have not sold-through to the distributors’ end customers as described above.

The Company also earns revenue from its SocketCare services program which provides for extended warranty and accidental breakage coverage for selected products. Service purchased at the time of product purchase provides for coverage in two-year and three-year terms. We additionally offer comprehensive coverage and program term extensions. Revenues from the SocketCare services program are recognized ratably over the life of the extended warranty contract. The amount of unrecognized warranty service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short and long term components. The Company also earns revenue from services performed in connection with consulting arrangements. For those contracts that include contract milestones or acceptance criteria the Company recognizes revenue as such milestones are achieved or as such acceptance occurs. In some instances the acceptance criteria in the contract requires acceptance after all services are complete and all other elements have been delivered. Revenue recognition is deferred until those requirements are met. Revenues related to these services in the years presented were not material.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Warranty

The Company’s products typically carry a one year warranty. The Company reserves for estimated product warranty costs at the time revenue is recognized based upon the Company’s historical warranty experience, and additionally for any known product warranty issues. If actual costs differ from initial estimates, the Company records the difference in the period they are identified. Actual claims are charged against the warranty reserve

Research and Development

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

Advertising Costs

Advertising costs are charged to sales and marketing as incurred. The Company incurred $332,594, $296,346, and $188,600, in advertising costs during 2012, 2011, and 2010, respectively.

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

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Shipping and handling costs

Shipping and handling costs are included in the cost of revenues in the statement of operations.

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended December 31,
	2012	2011	2010
Numerator:
Net loss	$(3,298,082)	$(2,422,361)	$(3,975,837)
Denominator:
Weighted average common shares outstanding used in computing net loss per share:
Basic and diluted	4,853,630	4,360,217	3,795,673
Net loss per share applicable to common stockholders:
Basic and diluted	$(0.68)	$(0.56)	$(1.05)

For the 2012, 2011, and 2010 periods presented, the diluted net loss per share is equivalent to the basic net loss per share because the Company experienced losses in these years and thus no potential common shares underlying stock options or warrants in the three years presented, and in 2012 shares underlying conversion of convertible notes, have been included in the net loss per share calculation as their effect is anti-dilutive. Options and warrants to purchase, and shares issuable for convertible notes totaled 2,853,177 shares of common stock in 2012, and options and warrants to purchase 2,034,532, and 1,829,375 shares of common stock in, 2011, and 2010, respectively, have been omitted from the loss per share calculation.

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

The weighted average assumptions and grant date fair values for options granted are as follows:

	Years Ended December 31,
	2012	2011	2010
Risk-free interest rate (%)	1.77%	3.30%	3.03%
Dividend yield	—	—	—
Volatility factor	0.7	0.6	0.9
Expected option life (years)	4.9	5.7	4.0
Weighted average grant date fair value	$0.98	$1.08	$1.92

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Stock-based compensation expenses included in the Company’s statement of operations is as follows:

	Years Ended December 31,
Income Statement Classification	2012	2011	2010
Cost of revenues	$50,660	$61,994	$55,607
Research and development	136,618	165,028	151,978
Sales and marketing	128,759	177,065	196,368
General and administrative	281,631	319,112	272,601
	$597,668	$723,199	$676,554

At December 31, 2012, the fair value of unamortized stock-based compensation expense was $400,741, and will be amortized over a weighted average period of 2.12 years.

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

Revenues for the geographic areas for the years ended December 31, 2012, 2011, and 2010 are as follows:

	Years Ended December 31,
Revenues: (in thousands)	2012	2011	2010
United States	$8,078	$11,624	$10,205
Europe	3,554	4,092	2,742
Asia and rest of world	1,933	1,795	551
	$13,565	$17,511	$13,498

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Information regarding product families for the years ended December 31, 2012, 2011, and 2010 is as follows:

	Years Ended December 31,
Revenues: (in thousands)	2012	2011	2010

Mobile handheld computer and related product and service	$7,186	$11,345	$9,840
Cordless barcode scanning and related product and service	5,983	5,371	2,038
Other	396	795	1,620
	$13,565	$17,511	$13,498

Major Customers

Customers who accounted for at least 10% of total revenues for the years ended December 31, 2012, 2011, and 2010 were as follows:

	Years Ended December 31,
	2012	2011	2010
Ingram Micro Inc.	17%	13%	14%
Scansource, Inc.	21%	16%	*
BlueStar, Inc.	10%	*	11%
Epocal, Inc.	*	11%	10%
Tech Data Corporation	*	*	13%
* Customer accounted for less than 10% of total revenues for the period

Recent Accounting Pronouncements

Testing Indefinite-Lived Intangible Assets for Impairment: In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment,” (“ASU 2012-02”), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for the Company in fiscal 2014, and earlier adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2012-02 on its financial statements.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income:

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for the Company in the first quarter of fiscal 2014 with earlier adoption permitted, which should be applied prospectively. The Company is currently evaluating the impact of the pending adoption of ASU 2013-02 on its financial statements.

NOTE 2 — Related Party Convertible Notes Payable

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

On November 5, 2012, the Company’s Board of Directors approved the issue of up to $350,000 in convertible subordinated notes to its Chairman to be used for working capital purposes. At various dates beginning November 7, 2012 through December 12, 2012 the Company issued in total $350,000 of such notes to its Chairman. The notes are identical to the notes issued on August 1, 2012 as described above. The notes are two-year notes that accrue interest at 8% and mature on August 1, 2014. Accrued interest is payable upon redemption. The notes and accrued interest may be redeemed after six months. The notes are convertible into common stock at the option of the holder at $2.44 per share as long as warrants previously issued to Hudson Bay Capital Master Fund are outstanding, or at the fair market value per share at the time each note was issued if the Hudson Bay Warrants are no longer outstanding. The weighted average fair market value conversion price is $1.04 per share. The notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Silicon Valley Bank.

Accrued interest expense at December 31, 2012 related to all convertible subordinated notes outstanding was $17,945.

NOTE 3 — Short-Term Note Payable

On August 31, 2012, the Company issued a promissory note to a lender for $400,000. The promissory note matures on January 31, 2013 and has an implied monthly compounded interest rate of 9.7%. The Company is required to pay a total of $528,000 principal and interest on the promissory note in weekly installments of approximately $25,000. The note is secured by substantially all the Company’s assets including intangible assets. This promissory note is subordinated to the bank financing arrangement as described in Note 5. During the year ended December 31, 2012 the Company made principal payments of $304,711 and interest payments of $120,289 on this promissory note. As of December 31, 2012, the outstanding balance on this note payable is $95,289.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 — Common Stock Financings

On February 23, 2011, the Company issued 282,485 shares of its common stock to settle trade payables due to AboCom Systems. The shares were priced at a closing bid price of $1.77 per share as reported on February 23, 2011 for a total of $499,998. There were no common stock financings in 2012.

NOTE 5 — Bank Financing Arrangements

On October 12, 2011, the Company entered into a new credit facility agreement with Silicon Valley Bank (the “Bank”). This credit facility allows the Company to borrow up to $2,500,000 based on the level of qualified domestic and international receivables, up to a maximum of $1,500,000 and $1,000,000, respectively. Advances against the domestic line are calculated at 80% of qualified receivables except for receivables from distributors which are calculated at 60%. Advances against the international line are calculated at 90% against qualified hedged receivables and 70% against qualified non-hedged receivables and receivables from distributors. Borrowings under the lines bear an annual interest rate equal to the greater of (i) the Bank’s prime rate plus 1%, or (ii) 5%. The rate in effect has been 5% to date. There is also a collateral handling fee of 0.25% per month of the financed receivable balance outstanding. The applicable interest and fees are calculated based on the full amount of the accounts receivable provided as collateral for the actual amounts borrowed. The credit facility agreement expires on October 12, 2013 unless renewed. The agreement may be terminated by the Company or by the Bank at any time. Upon such termination, the Bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at the Bank’s discretion and the Bank is not obligated to make advances. In addition, the Company must maintain a minimum liquidity ratio at all times calculated based on quick assets (unrestricted cash equivalents at the Bank plus net eligible accounts receivable) to outstanding obligations to the Bank of not less than 2.0 to 1.0. The outstanding amounts borrowed under the domestic and international lines at December 31, 2012 were $479,647 and $331,039, respectively, and the full amounts of accounts receivable provided as collateral were $777,987, and $464,731, respectively. The outstanding amounts borrowed under the domestic and international lines at December 31, 2011 were $921,621 and $187,979, respectively, and the full amounts of accounts receivable provided as collateral were $1,481,039, and $266,006, respectively. Interest expense on the amounts drawn during the years ended December 30, 2012 and 2011 were $98,861 and $24,047, respectively. Accrued interest related to the amounts outstanding at December 31, 2012 and 2011 was $7,237 and $10,477, respectively.

In the 2010 year presented up through November 2, 2010, the Company had a credit facility with the Bank which allowed the Company to borrow up to $2,500,000 based on the level of qualified domestic and international receivables, up to a maximum of $1,500,000 and $1,000,000, respectively. Borrowings under the lines bore an annual interest rate equal to the greater of (i) the Lender's prime rate plus 2%, or (ii) 6%. The annual interest rate in effect throughout fiscal 2010 was 6%. The borrowings under the credit facility were secured by a first priority security interest in the assets of the Company. The advance rate for receivables was 50% from distributors and 70% for all other receivables. The agreement also specified a collateral handling fee of 0.62% per month. The applicable interest and fees were calculated based on the full amount of the accounts receivable provided as collateral, rather than on the actual amounts borrowed.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

On November 2, 2010, in anticipation of issuing a senior convertible note which subsequently closed on November 19, 2010, the Company repaid in full its outstanding indebtedness to the Bank and terminated the lines of credit (see “NOTE 6 — Senior Convertible Note Financing” for more information). All obligations of the Company under the credit facility and any other related loan and collateral security documents, except those which specifically survive the termination of such agreements, were terminated at that time. Subsequent to the full conversion of the Company’s convertible note on September 6, 2011, the Company entered into a new credit facility agreement with the Bank as described previously.

NOTE 6 — Senior Convertible Note Financing

On November 19, 2010, the Company issued a senior secured convertible note having a principal amount of $1,000,000 in a private placement financing. The convertible note was recorded on the Company’s balance sheet net of the associated debt discount. On August 3, 2011, the Company gave notice to call its senior convertible note with a redemption date of September 6, 2011. The unconverted note principal at the notice date was $700,394. The note holder completed a full conversion of the note to common stock by the redemption date. Amortization of the related debt discount during the years ended December 31, 2011 and 2010, totaled $944,351 and $55,649, respectively, which is classified as interest expense in the Company’s Statement of Operations. Interest expense on the note principal for the years ended December 31, 2011 and 2010, was $56,107 and $11,667, respectively. In accordance with the terms of the convertible note, a premium was attached to the conversion upon redemption. This resulted in the additional interest expense recognized in the year ended December 31, 2011 of $89,387. An aggregate of 721,009 shares of common stock was issued during the year ended December 31, 2011 to satisfy the conversion of the entire principal amount of $1,000,000 plus $16,732 of accrued interest and $89,387 of additional interest expense.

NOTE 7 — Intangible Assets

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

Amortization of all intangible assets was $60,000 in each of the years ended December 31, 2012, 2011, and 2010, and are included in research and development expense. Intangible assets as of December 31, 2012 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Patent	$600,000	$510,000	$90,000
Project management tools	570,750	570,750	—
Total intangible assets	$1,170,750	$1,080,750	$90,000

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Intangible assets as of December 31, 2011 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Patent	$600,000	$450,000	$150,000
Project management tools	570,750	570,750	—
Total intangible assets	$1,170,750	$1,020,750	$150,000

Based on identified intangible assets recorded at December 31, 2012 and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be $60,000 for fiscal year 2013, and $30,000 for fiscal year 2014.

NOTE 8 — Capital Lease Obligations

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At December 31, 2012 and 2011, property and equipment with a cost of $73,275 and $49,962 were subject to such financing arrangements. Related accumulated amortization at December 31, 2012 and 2011 amounted to $8,380 and $31,226, respectively.

Future minimum payments under capital lease and equipment financing arrangements as of December 31, 2012, are as follows:

Annual minimum payments:	Amount
2013	20,250
2014	20,249
2015	20,249
2016	10,125
Total minimum payments	70,873
Less amount representing interest	(5,978)
Present value of net minimum payments	$64,895
Short term portion of capital leases	(17,400)
Long term portion of capital leases	$47,495

NOTE 9 — Commitments

The Company operates its headquarters under a non-cancelable operating lease which provides for the lease by the Company of approximately 37,100 square feet of space in Newark, California. On August 30, 2010, the Company amended its commercial building lease agreement. The amendment was effective as of August 23, 2010 and extended the lease termination date from June 30, 2012 to June 30, 2018. The Company's base rent under the facilities lease was abated in its entirety in the amount of $31,983 for each of the months of September through December 2010. In addition, the base rent for the months of January 2011 through June 2012 was reduced by $1,278 per month. The base rent under the facilities lease shall be $29,705 per month for the period from July 1, 2012 through June 30, 2013. The base rent increases annually thereafter at a rate of four percent per year for the remaining five years ending June 30, 2018 under the facilities lease.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

On December 28, 2013, the Company further amended its commercial building lease agreement. The amendment extends the term of the lease to June 30, 2021. The Company’s base rent under the amendment to the facilities lease shall be $37,586 per month for the period from July 1, 2018 through June 30, 2019. The base rent increases annually thereafter at a rate of four percent per year for the remaining three years ending June 30, 2022 under the facilities lease.

Future minimum lease payments under all operating leases are as shown below:

Annual minimum payments:	Amount
2013	$363,587
2014	378,130
2015	393,255
2016	408,986
2017 to 2022	2,557,481
Total minimum payments	$4,101,439

Rental expense under all operating leases was $373,143, $358,280, and $347,768, for each of the years ended December 31, 2012, 2011, and 2010, respectively. The amount of related deferred rent at December 31, 2012 and 2011 was $179,527 and $183,380, respectively.

As of December 31, 2012, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $3,198,000.

NOTE 10 — Stock Option/Stock Issuance Plan

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

The 1999 Plan

The 1999 Plan provided for the grant of nonstatutory stock options to employees, directors, and consultants of the Company. The Company grants nonstatutory stock options at an exercise price per share equal to the fair market value per share of common stock on the date of grant. The vesting and exercise provisions were determined by the Board of Directors, with a maximum term of ten years. The 1999 Plan expired on June 16, 2009. Options not granted under the plan were cancelled in 2010.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Information with respect to the 2004 Plan is summarized as follows:

		Outstanding Options
	Options Available For Grant	Number of Shares	Weighted Average Price Per Share
Balance at December 31, 2009	73,750	849,339	$6.27
Increase in shares authorized	151,550	—
Transferred from 1995 Plan	301,345	—
Granted	(858,950)	858,950	$3.00
Exercised	—	(12,951)	$1.96
Canceled	502,548	(502,548)	$2.15
Balance at December 31, 2010	170,243	1,192,790	$2.88
Increase in shares authorized	152,079	—
Granted	(305,450)	305,450	$1.92
Exercised	—	(14,451)	$2.06
Canceled	73,699	(73,699)	$2.42
Balance at December 31, 2011	90,571	1,410,090	$2.70
Increase in shares authorized	193,283	—
Granted	(409,900)	409,900	$1.73
Exercised	—	(7,318)	$1.92
Canceled	188,484	(188,484)	$2.65
Balance at December 31, 2012	62,438	1,624,188	$2.47

The 2004 Plan provides for an annual increase in the number of shares authorized under the plan to be added on the first day of each fiscal year equal to the lesser of 200,000 shares, four percent of the outstanding shares on that date, or a lesser amount as determined by the Board of Directors. On January 1, 2013, 2012, and 2011, a total of 194,442, 193,283, and 152,079 additional shares, respectively, became available for grant from the 2004 Plan. As of March 31, 2013, 4,800 options at a weighted average grant price of $0.73 per share have been granted from the 2004 Plan subsequent to December 31, 2012.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

The outstanding and exercisable options at December 31, 2012 presented by price range are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$1.03 - $1.20	194,600	9.92	$1.09	83,668	$1.13
$1.68 - $1.82	161,823	8.17	$1.82	73,349	$1.82
$1.95 - $2.12	227,110	6.75	$1.99	210,537	$1.99
$2.17 - $2.36	233,687	4.00	$2.29	99,184	$2.29
$2.49 - $3.04	693,279	7.58	$3.01	655,947	$3.02
$3.15 - $3.45	106,542	6.75	$3.34	106,542	$3.34
$6.90 - $7.20	2,307	7.03	$5.42	2,307	$7.03
$10.00 - $11.70	4,190	4.75	$11.07	4,190	$11.07
$15.00	650	2.00	$15.05	650	$15.05
$1.03 - $15.00	1,624,188	7.25	$2.47	1,236,374	$2.65

NOTE 11 — Warrants

The Company has the following outstanding warrants to purchase common stock at December 31, 2012:

Reason	Number of Shares	Price Per Share	Issue Date	Expiration Date
Common stock financing	57,776	$1.80	May 2009	May 2014
Senior convertible note financing (Note 6)	550,000	$2.44	Nov 2010	May 2016
	607,776

The Company had the following outstanding warrants to purchase common stock at December 31, 2011:

Reason	Number of Shares	Price Per Share	Issue Date	Expiration Date
Common stock financing	74,442	$1.80	May 2009	May 2014
Senior convertible note financing (Note 6)	550,000	$2.44	Nov 2010	May 2016
	624,442

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 12 — Shares Reserved

Common stock reserved for future issuance was as follows:

	December 31,
	2012	2011
Stock option grants outstanding (see Note 10)	1,624,188	1,410,090
Reserved for future stock option grants (see Note 10)	62,438	90,571
Reserved for note conversion (see Note 2)	620,844	—
Reserved for exercise of outstanding warrants (see Note 11)	607,776	624,442
	2,915,246	2,125,103

NOTE 13 — Retirement Plan

The Company has a tax-deferred savings plan, the Socket Mobile, Inc. 401(k) Plan (“401(k) Plan”), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. No contributions were made by the Company during the years ended December 31, 2012, 2011 or 2010. Administrative expenses relating to the 401(k) Plan are not significant.

NOTE 14 — Income Taxes

Deferred tax expense is related to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. The provision for deferred tax for the periods ended December 31, 2012 and 2011, and 2010, consists of the following components:

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$—	$—	$—
State	—	—	—
Total Current	—	—	—
Deferred:
Federal	31,940	31,940	15,515
State	—	—	—
Total Deferred	31,940	31,940	15,515
Total provision for deferred tax	$31,940	$31,940	$15,515

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	Years Ended December 31,
	2012	2011	2010
Federal tax at statutory rate	34.00%	34.00%	34.00%
State income tax rate	5.83%	5.83%	5.83%
Losses and credits not benefited	(38.85%)	(38.49%)	(39.44%)
Goodwill impairment	—	—	—
Provision for taxes	0.98%	1.34%	0.39%

As of December 31, 2012, we did not recognize deferred tax assets relating to an excess tax benefit for stock-based compensation deduction of $2,022,000. Unrecognized deferred tax benefits will be accounted for as a credit to additional-paid-in-capital when realized through a reduction in income taxes payable.

Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of net deferred tax assets are as follows:

	Years Ended December 31,
Deferred tax assets:	2012	2011
Net operating loss carryforwards	$10,902,000	$10,956,000
Credits	634,000	635,000
Capitalized research and development costs	446,000	562,000
Other acquired intangibles	184,000	203,000
Accruals not currently deductible	1,265,000	1,535,000
Total deferred tax assets	13,431,000	13,891,000
Valuation allowance for deferred tax assets	(13,417,395)	(13,882,515)
Net deferred tax assets	13,605	8,485
Deferred tax liability:
Acquired intangibles	(93,000)	(56,000)
Net deferred tax liabilities	$(79,395)	$(47,515)

The Company has not generated taxable income in any periods in any jurisdiction, foreign or domestic. The Company has maintained a full valuation allowance for all deferred tax assets.

As of December 31, 2012, the Company had net operating loss carryforwards for federal income tax purposes of approximately $30,428,000 which will expire at various dates beginning in 2012 and through 2032, and federal research and development tax credits of approximately $379,000, which will expire at various dates beginning in 2012 and through 2031. As of December 31, 2012, the Company had net operating loss carryforwards for state income tax purposes of approximately $21,336,000, which will expire at various dates in 2012 and through 2031, and state research and development tax credits of approximately $254,000, which can be carried forward indefinitely. During 2012, approximately $2,904,000 of federal net operating loss carryforwards expired unutilized.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Utilization of the net operating loss and tax credit carryforwards is subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. The annual limitation will result in the expiration of the net operating loss and credit carryforwards before utilization. The deferred tax assets for the year ended December 31, 2012 reflect estimates of Section 382 limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”), excluding interest and penalties, is as follows:

Amount
Beginning balance at January 1, 2012	$635,000
Decreases in UTBs taken in prior years	(1,000)
Decreases in UTBs taken in current year	(1,000)
Amount related to settlements	—
Amount related to lapsing of statute of limitations	—
Ending balance at December 31, 2012	$633,000

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. It is the Company's policy to include interest and penalties related to tax positions as a component of income tax expense. No interest was accrued for the period ended December 31, 2012. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

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

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012 (“ATRA”). Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through December 31, 2011. The ATRA extends the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011. The Company estimates the benefit that it will receive as a result of the credit extension will be approximately $46,312. The benefit, which will be subjected to a full valuation allowance, will be recognized in the period of enactment, which is the first quarter of 2013.

NOTE 15 — Subsequent Event

On January 31, 2013, the Company’s Board of Directors approved a line of credit to be provided by its Chairman of up to $300,000. The term of the credit agreement is six months ending August 1, 2013, unless extended by both parties. Interest accrues at the rate of 1% per week and is to be paid weekly. Balances outstanding under the line of credit are to be repaid in full on or before the maturity date. Balances under the line of credit are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Silicon Valley Bank. Additionally, the Company’s Board of Directors authorized management to seek up to a total of $1.0 million in capital under similar terms. The funds raised are to be used for working capital purposes. As of March 31, 2013, the Company has raised a total of $550,000 in funds under such terms, of which $300,000 and $50,000 are from the Company’s Chairman and Chief Executive Officer, respectively, and $200,000 from other sources. Accrued interest as of March, 31, 2013 was $35,857.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

In April 2013, the Company reached a settlement agreement with Telecomm Innovations LLC, holder of patents involving modem technology, whereby the Company, its suppliers and customers, are granted an irrevocable, worldwide, non-exclusive and non-transferable license to the underlying patents held by Telecomm Innovations. The settlement is not material to the Company’s operations.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. This assessment included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this assessment.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Based on our assessment using those criteria, we believe that, as of December 31, 2012, our internal control over financial reporting is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 5, 2013.

Item 11. Executive Compensation

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 5, 2013.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 5, 2013.

The following table provides information as of December 31, 2012 about our common stock that may be issued under the Company’s existing equity compensation plans. For additional information about the equity compensation plans see Note 10 to the Company’s Financial Statements.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	1,624,188	$2.47	62,438

(1)	Consists of the 2004 Equity Incentive Plan. Pursuant to an affirmative vote by security holders in June 2004, an annual increase in the number of shares authorized under the 2004 Equity Incentive Plan is added on the first day of each fiscal year equal to the least of (a) 200,000 shares, (b) four percent of the total outstanding shares of the Company’s common stock on that date, or (c) a lesser amount as determined by the Board of Directors. As a result, a total of 194,442 shares became available for grant under the 2004 Equity Incentive Plan on January 1, 2013, in addition to those set forth in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 5, 2013.

Item 14. Principal Accounting Fees and Services

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 5, 2013.

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

SOCKET MOBILE, INC.
Registrant

Date: April 11, 2013	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevin J. Mills Kevin J. Mills	President and Chief Executive Officer (Principal Executive Officer) and Director	April 11, 2013
/s/ Charlie Bass Charlie Bass	Chairman of the Board	April 11, 2013
/s/ David W. Dunlap David W. Dunlap	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	April 11, 2013
/s/ Micheal L. Gifford Micheal L. Gifford	Executive Vice President and Director	April 11, 2013
/s/ Charles C. Emery, Jr. Charles C. Emery, Jr.	Director	April 11, 2013
/s/ Leon Malmed Leon Malmed	Director	April 11, 2013
/s/ Thomas O. Miller Thomas O. Miller	Director	April 11, 2013
/s/ Peter Sealey Peter Sealey	Director	April 11, 2013

Index to Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Bylaws, as amended February 17, 2008.

10.1 (3)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.

10.2 (4)*	1995 Stock Plan and forms of agreement thereunder.

10.3 (5)*	Form of Amendment No.1 to Stock Option Agreement between the Company and certain Option Holders under the 1995 Stock Option Plan.

10.4 (6)*	1999 Nonstatutory Stock Option Plan.

10.5 (7)*	2004 Equity Incentive Plan and forms of agreement thereunder.

10.6 (8)*	Form of Management Incentive Variable Compensation Plan between the Company and certain eligible participants.

10.7 (9)	Standard Industrial /Commercial Multi-Tenant Lease by and between Del Norte Farms, Inc. and the Company dated October 24, 2006 (assigned to Newark Eureka Industrial Capital, LLC September 17, 2007.

10.8 (10)	Second Amendment to Standard Industrial/Commercial Multi-Lessee Lease – Net dated August 30, 2010.

10.9 (11)	Third Amendment to Standard Industrial /Commercial Multi-Tenant Lease – Net dated December 28, 2010.

10.10 (12)	Amended and Restated Securities Purchase Agreement between the Company and the investor listed on Exhibit A attached thereto dated November 19, 2010.

10.11 (12)	Registration Rights Agreement between the Company and the purchaser listed on Exhibit A attached thereto dated May 18, 2009.

10.12 (12)	Senior Secured Convertible Note issued November 19, 2010 by the Company to the Investor.

10.13 (12)	Warrants for the Purchase of Shares of Common Stock Issued November 19, 2010 to the Investor and the Placement Agent in connection with a private placement.

Exhibit Number	Description

10.14 (13)	Securities Purchase Agreement between the Company and the investor listed on Exhibit A attached thereto dated February 23, 2011.

10.15 (13)	Registration Rights Agreement between the Company and the investor listed on Exhibit A attached thereto dated February 23, 2011.

10.16 (14)	Form of Employment Agreement dated March 8, 2012 between the Company and the officers of the Company.

11.1	Computation of Earnings per Share (see Statements of Operations in Item 8).

14.1 (15)	Code of Business Conduct and Ethics.

23.1	Consent of San Kan & Company, Independent Registered Public Accounting Firm.

23.2	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________

* Executive compensation plan or arrangement.

(1)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on March 16, 2009.

(2)	Incorporated by reference to exhibits filed with the Company's Form 8-K filed on February 20, 2008.

(3)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on January 27, 2009.

(4)	Incorporated by reference to exhibits filed with Company's Registration Statement on Form SB 2 (File No. 33 91210 LA) filed on June 2, 1995 and declared effective on October 20, 2000.

(5)	Incorporated by reference to exhibits filed with the Company’s Form 10-KSB filed on March 30, 1998.

(6)	Incorporated by reference to exhibits filed with the Company’s Form 10-QSB filed on August 16, 1999.

(7)	Incorporated by reference to Appendix C filed with the Company’s Form DEF 14A filed on April 29, 2004.

(8)	Incorporated by reference to Appendix B filed with the Company’s Form DEF 14A filed on March 16, 2011.

(9)	Incorporated by reference to exhibits filed with the Company’s Form 10-Q filed on November 13, 2006.

(10)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on August 30, 2010.

(11)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on January 4, 2013.

(12)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on November 19, 2010.

(13)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 23, 2010.

(14)	Incorporated by reference to exhibits file with the Company’s Form 8-K filed on March 8, 2012.

(15)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on March 10, 2006.

