Form 10-Q
period 2013-03-31
SOCKET MOBILE, INC.
filed 2013-05-15
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

The number of shares of Common Stock ($0.001 par value) outstanding as of May 10, 2013 was 4,867,063 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$638,783	$390,513
Accounts receivable, net	1,934,322	1,509,094
Inventories	1,008,039	941,067
Prepaid expenses and other current assets	277,921	129,434
Total current assets	3,859,065	2,970,108

Property and equipment:
Machinery and office equipment	1,849,011	1,865,137
Computer equipment	1,184,515	1,204,957
	3,033,526	3,070,094
Accumulated depreciation	(2,742,714)	(2,727,323)
Property and equipment, net	290,812	342,771

Intangible assets, net	75,000	90,000
Goodwill	4,427,000	4,427,000
Other assets	91,518	91,518
Total assets	$8,743,395	$7,921,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,944,858	$3,697,209
Accrued expenses	74,554	74,554
Accrued payroll and related expenses	534,907	478,084
Bank line of credit	875,505	810,686
Deferred income on shipments to distributors	684,837	854,159
Related party and other short term notes payable	550,000	95,289
Related party convertible notes payable	750,000	750,000
Short term portion of deferred service revenue	207,536	214,537
Short term portion of capital leases and deferred rent	17,618	17,400
Total current liabilities	7,639,815	6,991,918

Long term portion of deferred service revenue	141,850	153,877
Long term portion of capital leases and deferred rent	236,628	227,022
Deferred income taxes	87,380	79,395
Total liabilities	8,105,673	7,452,212

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 10,000,000 shares,
Issued and outstanding – 4,861,063 shares at March 31, 2013 and December 31, 2012	4,861	4,861
Additional paid-in capital	61,060,240	60,966,505
Accumulated deficit	(60,427,379)	(60,502,181)
Total stockholders’ equity	637,722	469,185
Total liabilities and stockholders’ equity	$8,743,395	$7,921,397

See accompanying notes.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues	$4,265,175	$3,953,759

Cost of revenues	2,557,090	2,430,690

Gross profit	1,708,085	1,523,069

Operating expenses:
Research and development	524,750	784,045
Sales and marketing	559,199	960,027
General and administrative	461,062	613,158
Total operating expenses	1,545,011	2,357,230

Operating income (loss)	163,074	(834,161)

Interest expense and other, net	(80,287)	(29,628)

Net income (loss) before income taxes	82,787	(863,789)
Income tax expense	(7,985)	(7,985)

Net income (loss)	$74,802	$(871,774)

Net income (loss) per share:

Basic	$0.02	$(0.18)
Diluted	$0.02	$(0.18)

Weighted average shares outstanding:

Basic	4,861,063	4,838,214
Diluted	4,871,992	4,838,214

 See accompanying notes.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income (loss)	$74,802	$(871,774)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	93,735	177,933
Depreciation and amortization	66,959	93,997
Deferred income tax expense	7,985	7,985

Changes in operating assets and liabilities:
Accounts receivable	(425,228)	626,665
Inventories	(66,972)	(445,632)
Prepaid expenses and other current assets	(148,487)	51,506
Other assets	—	5,833
Accounts payable	247,649	592,867
Accrued payroll and related expenses	56,823	26,159
Deferred income on shipments to distributors	(169,322)	71,260
Deferred service revenue	(19,028)	18,565
Change in deferred rent	14,093	(4,023)
Net cash (used in) provided by operating activities	(266,991)	351,341

Investing activities
Purchases of equipment	—	(106,388)
Net cash used in investing activities	—	(106,388)

Financing activities
Payments on capital leases	(4,269)	(3,392)
Proceeds from borrowings under bank line of credit agreement	1,597,759	2,082,261
Repayments of borrowings under bank line of credit agreement	(1,532,940)	(2,337,136)
Stock options exercised	—	14,015
Proceeds from the issuance of related party and other short term notes payable	550,000	—
Repayment of short term note payable	(95,289)	—
Net cash provided by (used in) financing activities	515,261	(244,252)

Net increase in cash and cash equivalents	248,270	701

Cash and cash equivalents at beginning of period	390,513	957,022
Cash and cash equivalents at end of period	$638,783	$957,723

Supplemental cash flow information
Cash paid for interest	$68,433	$35,007

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

These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The financial statements in the Company’s annual report on Form 10-K were prepared on a going concern basis.

Liquidity and Going Concern

The Company was profitable in the quarter ended March 31, 2013, but only to the extent of $74,802. In the year ended December 31, 2012, the Company incurred a net loss of $3,298,082. As of March 31, 2013, the Company has an accumulated deficit of $60,427,379. The Company’s cash balances at March 31, 2013 were $638,783, including $875,505 advanced on its bank lines of credit. At March 31, 2013, the Company had additional unused borrowing capacity of approximately $322,000 on its bank lines of credit. The Company’s balance sheet at March 31, 2013 has a current ratio (current assets divided by current liabilities) of 0.5 to 1.0, and a working capital deficit of $3,780,750 (current assets less current liabilities). These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

In the last three years the Company has taken actions to reduce its expenses and to align its cost structure with economic conditions. The Company has the ability to further reduce expenses if necessary. Steps taken by the Company intended to reduce operating losses and achieve profitability include reduction of headcount to manage payroll costs, the introduction of new products, and continued close support of the Company’s distributors and application development partners as they establish their mobile applications in key vertical markets. The Company completed additional financing in the first quarter of 2013 (see “NOTE 5 — Related Party and Other Short Term Notes Payable” for more information). The Company believes it will be able to further improve its liquidity and secure additional sources of financing by managing its working capital balances, use of its bank lines of credit, and raising additional capital as needed including development funding from development partners and the issuance of additional equity securities. However, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. The Company’s bank lines of credit may be terminated by the bank or by the Company at any time, and expire on October 11, 2013 unless renewed (see “NOTE 6 — Bank Financing Arrangements”). If the Company cannot maintain profitability, it will not be able to support its operations from positive cash flows, and would use its existing cash to support operating losses. If the Company is unable to secure the necessary capital for its business, it may need to suspend some or all of its current operations.

Index

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

If the Company can maintain revenue growth and attain ongoing profitability, it anticipates requirements for cash will include funding of higher receivable and inventory balances, and increased expenses, including an increase of costs relating to new employees to support our growth and increases in salaries, benefits, and related support costs for employees.

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less at date of purchase to be cash equivalents. At March 31, 2013 and December 31, 2012, all of the Company’s cash and cash equivalents consisted of amounts held in demand and money market deposits in banks. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	March 31,	December 31,
	2013	2012
Raw materials and sub-assemblies	$958,617	$921,677
Finished goods	49,422	19,390
	$1,008,039	$941,067

Index

 SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — Related Party Convertible Notes Payable

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

Accrued interest expense at March 31, 2013 related to all convertible subordinated notes outstanding was $32,795.

NOTE 5 — Related Party and Other Short Term Notes Payable

On January 31, 2013, the Company’s Board of Directors approved a subordinated line of credit of up to $1,000,000. The term of the credit agreement is six months ending August 1, 2013, unless extended by both parties. Interest accrues at the rate of 1% per week and is to be paid weekly. Balances outstanding under the line of credit are to be repaid in full on or before the maturity date. Balances under the line of credit are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Silicon Valley Bank. Additionally, the Company’s Board of Directors approved an advance under the line by the Company’s Chairman of $300,000. The funds raised are to be used for working capital purposes. As of March 31, 2013, the Company has raised a total of $550,000 in funds under such terms, of which $300,000 and $50,000 are from the Company’s Chairman and Chief Executive Officer, respectively, and $200,000 from other sources. Accrued interest as of March, 31, 2013 was $35,857.

Index

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

On August 31, 2012, the Company issued a promissory note to a lender for $400,000. The promissory note matured on January 31, 2013 and had an implied monthly compounded interest rate of 9.7%. The Company was required to pay a total of $528,000 principal and interest on the promissory note in weekly installments of approximately $25,000. The note was secured by substantially all the Company’s assets including intangible assets. This promissory note was subordinated to the bank financing arrangement as described in Note 6. During the quarter ended March 31, 2013, the Company completed the repayment of the remaining principle and interest in the amounts of $95,289, and $7,711, respectively.

NOTE 6 — Bank Financing Arrangements

On October 12, 2011, the Company entered into a new credit facility agreement with Silicon Valley Bank (the “Bank”). This credit facility allows the Company to borrow up to $2,500,000 based on the level of qualified domestic and international receivables, up to a maximum of $1,500,000 and $1,000,000, respectively. Advances against the domestic line are calculated at 80% of qualified receivables except for receivables from distributors which are calculated at 60%. Advances against the international line are calculated at 90% against qualified hedged receivables and 70% against qualified non-hedged receivables and receivables from distributors. Borrowings under the lines bear an annual interest rate equal to the greater of (i) the Bank’s prime rate plus 1%, or (ii) 5%. The rate in effect has been 5% to date. There is also a collateral handling fee of 0.25% per month of the financed receivable balance outstanding. The applicable interest and fees are calculated based on the full amount of the accounts receivable provided as collateral for the actual amounts borrowed. The effective rate (interest plus all applicable fees) on actual cash advances in the three months ended March 31, 2013 was 13.7% per annum. The credit facility agreement expires on October 12, 2013 unless renewed. The agreement may be terminated by the Company or by the Bank at any time. Upon such termination, the Bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at the Bank’s discretion and the Bank is not obligated to make advances. In addition, the Company must maintain a minimum liquidity ratio at all times based on quick assets (unrestricted cash equivalents at the Bank plus net eligible accounts receivable) to outstanding obligations to the Bank of not less than 2.0 to 1.0. The outstanding amounts borrowed under the domestic and international lines at March 31, 2013 were $698,483 and $177,022, respectively, and the full amounts of accounts receivable provided as collateral were $1,108,160, and $251,599, respectively. The outstanding amounts borrowed under the domestic and international lines at December 31, 2012 were $479,647 and $331,039, respectively, and the full amounts of accounts receivable provided as collateral were $777,987, and $464,731, respectively. Interest expense on the amounts drawn during the three months ended March 31, 2013 was $27,027. Accrued interest related to the amounts outstanding at March 31, 2013 and December 31, 2012 was $8,049 and $7,237, respectively.

Index

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

	Three Months Ended March 31,
Revenues:	2013	2012
United States	$2,577,630	$2,223,059
Europe	873,147	1,229,495
Asia and rest of world	814,398	501,205
Total Revenues	$4,265,175	$3,953,759

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues in the three month periods ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Scansource, Inc.	20%	22%
Ingram Micro Inc.	16%	16%
CF Company	18%	*

_____________

* Customer accounted for less than 10% of total revenues for the period

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company invests its cash in demand and money market deposit accounts in banks. To the extent of the amounts recorded on the balance sheet, cash is concentrated at the Company’s bank to the extent needed to comply with the minimum liquidity ratio of the bank line agreement. To date, the Company has not experienced losses on these investments. The Company’s trade accounts receivables are primarily with distributors and OEMs. The Company performs ongoing credit evaluations of its customers’ financial conditions but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December 31,
	2013	2012
Company A	23%	28%
Company B	18%	12%
Company C	16%	16%
Company D	14%	11%
Company E	*	12%

_____________

* Customer accounted for less than 10% of total accounts receivable for the period

Index

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. At March 31, 2013 and December 31, 2012, 34% and 32%, respectively, of the Company’s accounts payable balances were concentrated in a single supplier. For the three months ended March 31, 2013, this and another supplier accounted for 60% of the inventory purchases.

NOTE 8 — Stock-Based Compensation

The Company recognizes stock-based compensation in the financial statements for all share-based awards to employees, including grants of employee stock options, based on their fair values. The Company uses a binomial lattice valuation model to estimate the fair value of stock option grants. The binomial lattice model incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these factors affect the estimate of the fair value of the Company's stock option grants. Total stock-based compensation expense for the three months ended March 31, 2013 and 2012, was $93,735 and $177,933, respectively. In the three months ended March 31, 2013, 4,800 stock options were granted at a weighted average per share fair value estimated at $0.73.

NOTE 9 — Net Loss Per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income (loss)	$74,802	$(871,774)

Denominator:
Weighted average common shares outstanding used in computing net income (loss) per share:

Basic	4,861,063	4,838,214

Diluted	4,871,992	4,838,214

Net income (loss) per share:

Basic	$0.02	$(0.18)

Diluted	$0.02	$(0.18)

For the three months ended March 31, 2012, the diluted net loss per share is equal to the basic net loss per share because the Company experienced losses in this period. Thus no potential common shares underlying stock options and warrants have been included in the net loss per share calculation, as their effect is anti-dilutive. Options and warrants to purchase 2,167,442 shares of common stock at March 31, 2012, have been omitted from the net loss per share calculation.

Index

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 — Taxes

Income tax expense during the three months ended March 31, 2013 and 2012, and the deferred income tax amounts shown on the Company’s Condensed Balance Sheets, is related entirely to the deferred tax liability on the portion of the Company’s goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. As a result, the Company recognized deferred tax expense of $7,985 in each of the three month periods ended March 31, 2013 and 2012.

At December 31, 2012, the Company has an unrecognized tax benefit of approximately $633,000, which did not change significantly during the three and nine months ended March 31, 2013. Future changes in the unrecognized tax benefit are unlikely to have an impact on the effective tax rate due to the full valuation allowance recorded on the Company’s deferred tax assets, as realization of the deferred tax assets is dependent upon future taxable income.

NOTE 11 — Commitments and Contingencies

Operating Lease

The Company operates its headquarters under a non-cancelable operating lease which provides for the lease by the Company of approximately 37,100 square feet of space in Newark, California. The base rent under the facilities lease is $29,705 per month for the period from July 1, 2012 through June 30, 2013. The base rent increases annually thereafter at a rate of four percent per year for the remaining five years ending June 30, 2018. On December 28, 2013, the Company further amended its commercial building lease agreement to extend the term of the lease to June 30, 2021. The Company’s base rent under the amendment shall be $37,586 per month for the period from July 1, 2018 through June 30, 2019. The base rent increases annually thereafter at a rate of four percent per year for the remaining three years ending June 30, 2022.

Future minimum lease payments under all operating leases are as shown below:

Annual minimum payments:	Amount
2013 (April 1, 2013 to December 31, 2013)	$274,472
2014	378,130
2015	393,255
2016	408,986
2017 to 2022	2,557,481
Total minimum payments	$4,012,324

Rental expense under all operating leases was $106,757 and $91,210, for the three month periods ended March 31, 2013 and 2012, respectively. The amount of related deferred rent at March 31, 2013 and December 31, 2012 was $193,621 and $179,527, respectively.

Index

SOCKET MOBILE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Capital Lease Obligations

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At March 31, 2013 and December 31, 2012 property and equipment with a cost of $73,275 were subject to such financing arrangements. Related accumulated amortization at March 31, 2013 and December 31, 2012, amounted to $12,649 and $8,380, respectively.

Future minimum payments under capital lease and equipment financing arrangements as of March 31, 2013, are as follows:

Annual minimum payments:	Amount
2013 (April 1, 2013 to December 31, 2013)	$15,187
2014	20,249
2015	20,249
2016	10,125
Total minimum payments	65,810
Less amount representing interest	(5,185)
Present value of net minimum payments	60,625
Short term portion of capital leases	(17,618)
Long term portion of capital leases	$43,007

Legal Matters

The Company is subject to disputes, claims, requests for indemnification and lawsuits arising in the ordinary course of business. In April 2013, a lawsuit was filed in the State of Delaware against the Company by Wyncomm LLC claiming infringement of a patent involving WiFi technology. They have filed similar lawsuits against a number of other companies. The Company is currently evaluating the claim. Under the indemnification provisions of the Company’s customer agreements, the Company routinely agrees to indemnify and defend its customers against infringement of any patent, trademark, copyright, trade secrets, or other intellectual property rights arising from customers’ legal use of the Company’s products or services. The exposure to the Company under these indemnification provisions is generally limited to the total amount paid for the indemnified products. However, certain indemnification provisions potentially expose the Company to losses in excess of the aggregate amount received from the customer. To date, there have been no claims against the Company by its customers pertaining to such indemnification provisions, and no amounts have been recorded.

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

Index

The Company

We are a producer of mobile handheld computers and barcode scanning products serving the business mobility markets. Our products are designed for the mobile worker, and run or enhance mobile applications that enable the accessing, collection and processing of data by workers while mobile. We offer a family of cordless barcode scanning products that connect over Bluetooth with smartphones, tablets and computers running operating systems from Apple (iOS), Google (Android), Blackberry and Microsoft (Windows/Windows Mobile). Our cordless barcode scanners include two dimensional (2D) and linear (1D) barcode scanners in both durable and ruggedized cases. We also offer wearable cordless ring scanners for hands free barcode scanning. We offer a family of handheld computer products in standard or antimicrobial cases running the Windows Mobile operating system. Handheld computer accessories include plug-in 1D and 2D barcode scanners, cradles, radio frequency identification (RFID) readers and magnetic stripe readers. Our handheld computers are designed with wireless LAN (802.11 b/g/n) and Bluetooth connectivity for use with applications that do not require phones. We also offer handheld computers without wireless connectivity for secure environments. Our newest family of handheld computers, SoMo Model 655, commenced sales in June 2012, replacing the SoMo650 introduced in 2007. Our SoMo655 handheld computers run Microsoft’s Windows Embedded Handheld operating system 6.5. Microsoft recently announced that they will continue to support this operating system through the beginning of 2020. Extended warranty programs are available for all of our barcode scanning products and handheld computer products.

We strongly support software application developers offering or developing software applications for use with our family of barcode scanners and our mobile handheld computer. For our family of barcode scanners we offer a software developers kit (“SDK”) with our own set of Application Program Interfaces (APIs) which enable developers to easily integrate our scanners into their applications, as well as control data captured by the scanners being delivered to software applications. The market segments with the highest level of adoption of our mobile barcode scanners are retail point of sale, healthcare, and commercial services. For our mobile handheld computer we offer to application developers our SDK enabling greater control over the hardware. Healthcare and hospitality are two of the primary areas of focus for software application developers who have developed applications for use on our handheld computers, and a significant portion of our handheld computer sales now come from organizations within these two market segments. Other vertical markets benefiting from mobile solutions include inspections, automotive, government and education.

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

We subcontract the manufacturing of all of our products to independent third-party contract manufacturers located in the U.S., Mexico, China and Taiwan, who have the equipment, know-how and capacity to manufacture products to our specifications. Our cordless handheld barcode scanners and related accessories, and our mobile handheld computers and related accessories are sold through a worldwide network of distributors and resellers, vertical industry partners, and value added resellers (VARs). Our OEM products are sold directly to the original equipment manufacturers. The geographic regions we serve include the Americas, Europe, the Middle East, Africa and Asia Pacific.

Index

Liquidity and Going Concern

We were profitable in the quarter ended March 31, 2013, but only to the extent of $75,000. We incurred a net loss of $3.3 million in fiscal year 2012. As of March 31, 2013, we have an accumulated deficit of $60.4 million. Our cash balances at March 31, 2013 were $0.6 million, including $0.9 million advanced on our bank lines of credit. At March 31, 2013, we had additional unused borrowing capacity of approximately $0.3 million on our bank lines of credit. Our balance sheet at March 31, 2013 has a current ratio (current assets divided by current liabilities) of 0.5 to 1.0, and a working capital deficit of $3.8 million (current assets less current liabilities). These circumstances raise substantial doubt about our ability to continue as a going concern.

In the last three years we have taken actions to reduce our expenses and to align our cost structure with economic conditions. We have the ability to further reduce expenses if necessary. Steps taken by us intended to reduce operating losses and achieve profitability include reduction of headcount to manage payroll costs, the introduction of new products, and continued close support of our distributors and our application development partners as they establish their mobile applications in key vertical markets. We completed additional financing in the first quarter of 2013 (see “NOTE 5 — Related Party and Other Short Term Notes Payable” for more information). We believe that we will be able to further improve our liquidity and secure additional sources of financing by managing our working capital balances, use of our bank lines of credit, and raising additional capital as needed including development funding from development partners and the issuance of additional equity securities. However, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our bank line of credit may be terminated by the bank or by us at any time, and expires on October 11, 2013 unless renewed (see “NOTE 6 —– Bank Financing Arrangements”). If we cannot maintain profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of our current operations.

If we can maintain revenue growth and attain ongoing profitability, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increased expenses, including an increase of costs relating to new employees to support our growth and increases in salaries, benefits, and related support costs for employees.

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

Products

We classify our primary products into two broad product families:

·	Cordless barcode scanning products, accessories and service;
·	Mobile handheld computer products, accessories and service;

Index

Our cordless barcode scanning products are designed to enable the electronic collection of data from 2D (imager) and 1D (laser and linear imager) barcodes. The products are designed as durable devices for commercial use enabling a wide variety of accurate and rapid scans over a full work shift. All of the products come with SocketScan software that allows data to be edited when scanned and provides an easy-to-use interface for developers to build barcode scanning into their applications using our Software Developer Kit. Data may also be scanned without editing where SocketScan has not been integrated into an application. Products are available in both standard and antimicrobial cases.

Our cordless barcode scanning products consist of:

·	Cordless Hand Scanners: two dimensional (2D) and linear (1D) scanning used primarily with smartphones, tablets and other mobile computers
·	Wearable cordless ring scanner for industrial applications needing two hands free

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

The SoMo 655’s features include wireless LAN (802.11 b/g/n) and Bluetooth, a faster processor, a large, bright screen display enabling its use outdoors, larger amounts of SDRAM and flash memory (4 GB), an extended battery, programmable action buttons to activate peripheral devices, reinforced CompactFlash and microSD card slots, and a durable case. The SoMo is available with multiple language support. The SoMo family of handheld computers was specifically designed without an integrated mobile phone to serve the market for business mobility applications that are not mobile phone centric such as medication dispensing in the healthcare market or tableside ordering in the hospitality market, most of which use Bluetooth or wireless LAN connections for data communications. Additionally, we offer a software developer kit which enables greater control by developers over the SoMo655 handheld computer.

Index

The SoMo family of products includes a standard model SoMo655, a model SoMo655RX with an antimicrobial case to provide an extra layer of protection to the device to aid against the multiplication and spread of potentially harmful bacteria and microbes found in healthcare environments, and a model SoMo650DX without Bluetooth or Wireless LAN for use in secure environments. Accessories and peripherals include a charger, stylus, rugged protective case, CompactFlash plug-in barcode 1D and 2D scanners, RFID readers and magnetic stripe readers.

Our SocketCare program provides extended warranty and accidental breakage coverage for our handheld computers and our barcode scanners. Premium service purchased at the time of product purchase provides coverage for up to three years. We will also repair products that are out of warranty for a fee. Service revenues are included in the revenue totals for handheld computer and data collection products as described in the table that follows further below.

Other revenues include our OEM and embedded products, and our connectivity products. Our OEM and embedded products consist of our Bluetooth and wireless LAN plug-in cards used primarily by Original Equipment Manufacturers (OEMs) of electronic products to build wireless connection functions into their products using the Bluetooth and wireless LAN standards for wireless connectivity. Our connectivity products consist of our legacy products including modem and Ethernet plug-in cards, and accessory products including our Mobile Power Pack, adapters and cables.

Revenues

Total revenues for the three months ended March 31, 2013 were $4.3 million, an increase of 8% from revenues of $4.0 million in the comparable period one year ago. Our revenues are classified into two primary product families. Additionally, we sell OEM embedded products to third parties, and we continue to carry legacy plug-in connectivity products. Our product revenues and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three months ended March 31,				Increase
Product family:	2013		2012		(Decrease)
Cordless barcode scanning and related products and service	$2,430	57%	$1,514	38%	61%

Mobile handheld computer and related products and service	1,448	34%	2,343	59%	(38%	)

Other	387	9%	97	3%	299%

Total	$4,265	100%	$3,954	100%	8%

Index

Our cordless barcode scanning and related products and service revenues in the first quarter of 2013 were $2.4 million, an increase of $0.9 million, or 61%, compared to revenues of $1.5 million in the first quarter of 2012. Revenue increases of $0.9 million were primarily from increased sales volumes of our new entry level Apple certified cordless handheld barcode scanning product model 7Ci. Slight revenue increases due to increased sales volumes of our Apple certified imager based cordless handheld scanner model 7Xi were offset by moderate declines in sales of our other cordless handheld scanning models and sales of our cordless ring scanner due to lower sales volumes in the first quarter 2013 compared to 2012.

Our mobile handheld computer and related products and service revenues in the first quarter of 2013 were $2.4 million, a decrease of $0.9 million, or 38%, compared to revenues of $2.3 million in the first quarter of 2012. Mobile handheld computer revenues (excluding revenues from the related plug-in products, accessories, and services) declined by $0.8 million compared to the same quarter one year ago reflecting lower overall sales volumes of our next generation SoMo 655 models compared to our previous SoMo 650 models in effect in the comparable quarter one year ago. We commenced shipping our next generation mobile handheld computers into our distribution channel beginning in June 2012. Product transitions such as this tend to slow customer deployments because of the time needed by customers and integrators to evaluate and qualify the new models with their applications. The transition to the new models of our standard mobile handheld computer was substantially completed in the third quarter 2012 with the last shipments of available units of the older models. Quarterly sales of our next generation SoMo 655 models have increased sequentially since we began shipping in mid 2012. Remaining declines in the first quarter were from declines in sales of our companion plug-in data collection products due primarily to lower sales volumes of CompactFlash plug-in barcode scanners, and from reduced sales of the mobile handheld related accessories, SocketCare services, and warranty services, reflective of the overall lower sales volumes of our mobile handheld computers in the first quarter 2013 compared to 2012, as described previously.

Service revenues were 4% and 5% of our total revenues in the three months ended March 31, 2013 and 2012, respectively. Declines in service revenues in the first quarter 2013 reflect the declines in unit sales of our mobile handheld computers in the first quarter 2013 compared to the same quarter one year ago, as described previously. Service revenues have been allocated to the respective products serviced in the table above.

Other revenues in the first quarter of 2012 were $0.4 million, an increase of 299% compared to revenues of $0.1 million in the first quarter of 2012. Revenue increases were due to one-time buys of legacy products including our Bluetooth modules and wireless LAN plug-in cards in the first quarter 2013 by OEM customers.

Gross Margins

Our gross margins for the first quarter of 2013 were 40% compared to 38.5% in the comparable period one year ago. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Improvements in overall margins in the first quarter of 2013 are due primarily to a change in mix of products sold favoring a greater proportion of sales of our cordless handheld barcode scanner models which overall have slightly higher than average margins, and a lower proportion of sales of our mobile handheld computers which have slightly lower than average margins. Additional margin improvements were due to reduced overhead costs in the first quarter of 2013 compared to the same period last year.

Index

Research and Development Expense

Research and development expense in the first quarter of 2013 was $0.5 million, a decrease of 33% compared to $0.8 million in the first quarter of 2012. Reductions in the level of research and development expense were primarily due to reductions in personnel costs as a result of compensation expense reduction programs initiated in late 2012 and in effect through the first quarter 2013, and from lower levels of outside development activities in the first quarter 2013 compared to 2012 reflecting in 2012 completion of the development of our next generation SoMo series of mobile handheld computers. Research and development expense in the second quarter of 2013 is expected to moderately increase from first quarter levels.

Sales and Marketing Expense

Sales and marketing expense in the first quarter of 2013 was $0.6 million, a decrease of 42% compared to $1.0 million in the first quarter of 2012. Decreases in sales and marketing expense of $0.3 million in the first quarter 2013 were due to declines in personnel costs due primarily to lower overall comparable headcount. Remaining declines in the first quarter 2013 were due to declines in advertising and promotional costs, and decreased use of outside services. Sales and marketing expense in the second quarter of 2013 is expected to moderately increase from first quarter levels.

General and Administrative Expense

General and administrative expense in the first quarter of 2013 was $0.5 million, a decrease of 25% compared to $0.6 million in the first quarter of 2012. Declines in the first quarter 2013 were primarily from reductions in personnel costs as a result of compensation expense savings programs initiated in late 2012 and in effect through the first quarter 2013, lower stock compensation expense, and declines in consulting and professional service fees and outside services. General and administrative expense is expected to slightly increase in the second quarter of 2013.

Interest Expense and Other, Net of Interest Income and Other

Interest expense and other, net of interest income and other, in the first quarter of 2013 was $80,000 compared to $30,000 in the first quarter of 2012. Interest expense in the first quarter of 2013 was related primarily to interest on amounts advanced under short term credit agreements, interest on amounts drawn on our bank lines of credit, and interest on our convertible notes payable issued in 2012 (see “NOTE 4 — Related Party Convertible Notes Payable” and “NOTE 5 — Related Party and Other Short Term Notes Payable” for more information). Interest expense in the first quarter of 2012 was related primarily to interest on amounts drawn on our bank lines of credit. Additionally, interest expense in each of the comparable first quarters includes interest on equipment lease financing obligations. Other expense includes foreign currency transaction gains and losses, which were nominal in each of the periods presented.

Interest income and other reflects interest earned on cash balances. Interest income was nominal in each of the comparable first quarters, reflecting low average cash balances combined with low average rates of return.

Income Taxes

Deferred tax expense in the first quarter of 2013 and 2012 and the corresponding deferred tax liability shown on our balance sheet, is related entirely to the deferred tax liability on the portion of our goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. We maintain a full valuation allowance for all other components of deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized. We have not generated taxable income in any periods in any jurisdiction, foreign or domestic.

Index

Cash Flows and Contractual Obligations

As reflected in our Statements of Cash Flows, net cash used in operating activities was $0.3 million in the first quarter 2013, compared to cash provided by operating activities of $0.4 million in the comparable period a year ago. We calculate net cash provided by or used in operating activities by increasing our net income, or reducing our net loss ($75,000 net income in the first quarter of 2013, and $0.9 million net loss in the first quarter of 2012) by those expenses that did not require the use of cash, and reversing gains or losses that did not generate or use cash. These items consist of stock based compensation expense, depreciation, amortization of intangible assets, and deferred tax expense. These amounts totaled $154,000 and $280,000 in the first quarter of 2013 and 2012, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In the first quarter of 2013 changes in operating assets and liabilities resulted in a net use of cash of $0.5 million and were primarily from net increases in accounts receivable due to higher overall shipments to our distributors in the first quarter of 2013 compared to the fourth quarter of last year, increases in prepaid expenses and other current assets due primarily to advance payments required by suppliers, reductions in the inventory levels in our distribution channel. These were partially offset by increases in accounts payable. In the first quarter of 2012 changes in operating assets and liabilities resulted in a net source of cash of $0.9 million and were primarily from reductions in accounts receivables due to lower overall shipments to our distributors in the first quarter of 2012 compared to the previous quarter, increases in accounts payables due to increased inventory purchases of our mobile handheld computers and the timing of vendor payments, partially offset by the increases in inventory due to the purchases just mentioned.

There were no uses of cash in investing activities in the first quarter 2013 compared to $106,000 used in the first quarter of 2012. Investing activities in the first quarter of 2012 was related primarily to expenditures on tooling for our next generation mobile handheld computer which we began shipping in June of 2012.

Cash provided by financing activities was $0.5 million in the first quarter of 2013 compared to cash used of $0.2 million in the first quarter of 2012. Financing activities in the first quarter of 2013 consisted primarily of proceeds from the issuance of related party and other short term notes payable, and net amounts advanced on our bank lines of credit, partially offset by repayment of a short term note originally advanced on August 31, 2012 with final repayment completed in January 2013 Financing activities in the first quarter of 2012 consisted primarily of net amounts paid on our bank lines of credit partially offset by stock option exercises.

Index

Our contractual cash obligations at March 31, 2013 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$3,068,000	$3,068,000	$—	$—	$—
Operating leases	4,013,000	367,000	779,000	843,000	2,024,000
Short term notes payable	550,000	550,000	—	—	—
Capital leases	61,000	18,000	38,000	5,000	—
Total contractual obligations	$7,692,000	$4,003,000	$817,000	$848,000	$2,024,000

We have outstanding amounts borrowed under our domestic and international lines of credit with Silicon Valley Bank at March 31, 2013 of approximately $698,000 and $178,000, respectively. Accrued interest related to the amounts outstanding at March 31, 2013 was approximately $8,000. The credit facility agreement expires on October 12, 2013 unless renewed. The agreement may be terminated by us or by the Bank at any time. Upon such termination, the Bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at the Bank’s discretion and the Bank is not obligated to make advances.

Additionally, at March 31, 2013 the Company had outstanding $750,000 in convertible subordinated notes issued to select officers and directors of the Company. The notes have a term of two years that accrue interest at 8% per annum and mature on August 1, 2014. Accrued interest is payable upon redemption. The notes and accrued interest may be redeemed at the discretion of the note holder. The notes are convertible into common stock at the option of the holder at $2.44 per share as long as warrants previously issued to Hudson Bay Capital Master Fund are outstanding, or at $2.00 per share if the Hudson Bay warrants are no longer outstanding. The Hudson Bay Capital Master Fund warrants expire on May 20, 2016. Accrued interest expense at March 31, 2013 was approximately $33,000. The notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Silicon Valley Bank.

Off-Balance Sheet Arrangements

As of March 31, 2013, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash and our bank credit line facilities. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended September 30, 2012, a decline of 1% in interest rates would not have had a material effect on our quarterly interest income. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the greater of either 5% or the lender's prime rate plus 1%, for both the domestic line (up to $1.5 million) and the international line (up to $1.0 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. Based on a sensitivity analysis during the quarter ended March 31, 2013, an increase of 1% in the interest rate would have increased our borrowing costs by approximately $10,000 (in cases where the applicable interest rate is greater than 5%). The credit line agreement also specifies a fixed collateral handling fee of 0.25% per month on the full amount of the accounts receivable provided as collateral for the outstanding balances advanced under the credit line.

Index

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended March 31, 2013, an adverse change of 10% in exchange rates would have resulted in a reduction in our net income for the first quarter 2013 of approximately $39,500 if left unprotected. For the first quarter of 2013 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net gain of $5,000. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the last fiscal quarter ended March 31, 2013 and this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

Item 1A. Risk Factors

The risks described in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

Our ability to continue as a going concern is dependent upon our ability to establish ongoing profitable operations and to raise additional capital.

Our historical operating losses and declines in our working capital balances are conditions that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to maintain ongoing profitable operations and to raise additional capital as needed. We have been taking steps intended to improve operating results and achieve future profitability including the introduction of new products, continued close support of our distributors and of our application partners as they establish their mobile applications in key vertical markets, and management of our costs. We believe that we will be able to improve our liquidity and secure additional sources of financing by managing our working capital balances, use of our bank lines of credit, and raising additional capital as needed including development funding from development partners and the issuance of additional equity securities. Nonetheless, there can be no assurance that we will be successful in achieving any of these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our inability to secure and maintain the necessary liquidity would have a material adverse effect on our financial condition and results of operations. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from our inability to continue as a going concern.

We have a history of operating losses and may not achieve ongoing profitability.

We were profitable in the first quarter 2013 but only to the extent of $75,000. We have been unprofitable in every quarter during the past three fiscal years. Fiscal year 2004 was the only profitable year in our history, and only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. To achieve ongoing profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

Index

We may require additional capital in the future, but that capital may not be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

We may incur operating losses in future quarters and would need to raise capital to fund such losses. Our forecasts are highly dependent on factors beyond our control, including market acceptance of our products, delays in deployments by businesses of applications that use our handheld computers and our data collection products as we experienced in the third quarter of 2012 due to the transition of our mobile computer product line to new models. Even if we maintain profitable operating levels, we may need to raise capital to provide sufficient working capital to fund our growth. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all.

The global economic financial crisis may continue to have an impact on our business and financial condition in ways that we currently cannot predict, and may further limit our ability to raise additional funds.

The continued credit crisis and related turmoil in the global financial system may continue to have an impact on our business and our financial condition. We may face significant challenges if economic conditions and conditions in the financial markets do not improve or continue to worsen. In particular, should these conditions cause our revenues to be materially less than forecast, we may find it necessary to initiate further reductions in our expenses and defer product development programs. In addition, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions.

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

We expect to experience quarterly fluctuations in operating results in the future. We generally ship orders as received, and as a result we may have little backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, we have often recognized a substantial portion of our revenue in the last month of the quarter. This subjects us to the risk that even modest delays in orders or in the manufacture of products relating to orders received, may adversely affect our quarterly operating results. Our operating results may also fluctuate due to factors such as:

·	the demand for our products;
·	the size and timing of customer orders;
·	unanticipated delays or problems in our introduction of new products and product enhancements;
·	the introduction of new products and product enhancements by our competitors;
·	the timing of the introduction and deployments of new applications that work with our products;
·	changes in the revenues attributable to royalties and engineering development services;

Index

·	product mix;
·	timing of software enhancements;
·	changes in the level of operating expenses;
·	competitive conditions in the industry including competitive pressures resulting in lower average selling prices;
·	timing of distributors’ shipments to their customers;
·	delays in supplies of key components used in the manufacturing of our products, and
·	general economic conditions and conditions specific to our customers’ industries.

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

We review our goodwill for impairment at least annually as of September 30th, and more often if factors suggest potential impairment. Many factors are considered in evaluating goodwill including our market capitalization, comparable companies within our industry, our estimates of our future performance, and discounted cash flow analysis. Many of these factors are highly subjective and may be negatively impacted by our financial results and market conditions in the future. We may incur goodwill impairment charges in the future and any future write-downs of our goodwill would adversely affect our operating results, make it more difficult to maintain profitability, and as a result the market price of our common stock could be adversely affected.

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

Index

·	invest significant resources in research and development, sales and marketing, and customer support;
·	identify emerging trends, demands and standards in the field of mobile computing products;
·	enhance our products by adding additional features;
·	maintain superior or competitive performance in our products; and
·	anticipate our end users’ needs and technological trends accurately.

We cannot be sure that we will have sufficient resources to make adequate investments in research and development or that we will be able to identify trends or make the technological advances necessary to be competitive.

A significant portion of our revenue currently comes from a limited number of distributors, and any decrease in revenue from these distributors could harm our business.

A significant portion of our revenue comes from a limited number of distributors. ScanSource, Inc. and Ingram Micro Inc. together represented approximately 36% and 38% of our worldwide revenues in the first quarter of 2013 and fiscal year 2012, respectively. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. Additionally, CF Company represented approximately 18% of our revenues in the first quarter 2013, and in fiscal 2012, Bluestar, Inc. represented approximately 10% of our revenues. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with ScanSource, Inc. or Ingram Micro Corporation, or any of our other significant distributors, we would experience disruption and delays in marketing our products.

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

The market for mobile handheld computers in which we operate is very competitive. Our future financial performance is contingent on a number of unpredictable factors, including that:

·	some of our competitors have greater financial, marketing, and technical resources than we do;
·	we periodically face intense price competition, particularly when our competitors have excess inventories and discount their prices to clear their inventories; and
·	certain manufacturers of tablets, mobile phones and handheld computers offer products with built-in functions, such as Bluetooth wireless technology, Wi-Fi, or barcode scanning, that compete with our products.

Increased competition could result in price reductions, fewer customer orders, reduced margins, and loss of market share. Our failure to compete successfully against current or future competitors could harm our business, operating results and financial condition.

Index

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

We have devoted significant research and development resources to design products to work with a number of operating systems used in mobile devices including Windows Mobile, Windows CE, Windows 7/Vista/XP, Windows Embedded Handheld, Apple, Google’s Android, RIM Blackberry, and to develop our own family of mobile handheld computers. Such design activities have diverted financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft, Apple, Google or Research In Motion is obligated to collaborate or to support the products produced from such collaboration. Consequently, these organizations may terminate their collaborations with us for a variety of reasons, including our failure to meet agreed-upon standards or for reasons beyond our control, such as changing market conditions, increased competition, discontinued product lines, and product obsolescence.

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

In April 2013, a lawsuit was filed in the State of Delaware against the Company by Wyncomm LLC claiming infringement of a patent involving WiFi technology. They have filed similar lawsuits against a number of other companies. We are currently evaluating the claim.

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

Export sales (sales to customers outside the United States) accounted for approximately 40% of our revenues in both the first quarter of 2013 and fiscal 2012. Accordingly, our operating results are subject to the risks inherent in export sales, including:

·	longer payment cycles;
·	unexpected changes in regulatory requirements, import and export restrictions and tariffs;
·	difficulties in managing foreign operations;
·	the burdens of complying with a variety of foreign laws;
·	greater difficulty or delay in accounts receivable collection;
·	potentially adverse tax consequences; and
·	political and economic instability.

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

As of May 10, 2013, we had 4,867,063 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of May 10, 2013, we had 1,745,558 shares of common stock subject to outstanding options under our stock option plans, and 129,510 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of May 10, 2013, we had 57,776 shares of common stock subject to outstanding warrants issued in our 2009 private placement. We have registered the resale of all shares of common stock subject to the warrants. Accordingly, the shares of common stock underlying these warrants will be eligible for resale in the public market as soon as the warrants are exercised, subject to S-3 prospectus delivery requirements.

As of May 10, 2013, we had 550,000 shares of common stock subject to outstanding warrants issued in connection with the convertible note financing in November 2010. We have registered the resale of all shares of common stock subject to the note conversion and warrants. Accordingly, the shares of common stock underlying the note and warrants will be eligible for resale in the public market as soon as the note is converted and the warrants are eligible and exercised, subject to S-3 prospectus delivery requirements.

As of May 10, 2013, we had $725,000 in subordinated convertible notes payable. Up to 604,890 shares of common stock could be issued for conversion of the notes plus all accrued interest thru the maturity date of August 1, 2014.

Index

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2012 through May 10, 2013, our common stock price fluctuated between a high of $3.90 and a low of $0.70. On July 30, 2012, our common stock was delisted from the Nasdaq market and began trading on the Over-the-Counter Marketplace. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: May 14, 2013	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 14, 2013	/s/ David W. Dunlap
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