Form 10-Q
period 2013-06-30
SOCKET MOBILE, INC.
filed 2013-08-13
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

The number of shares of Common Stock ($0.001 par value) outstanding as of August 9, 2013 was 4,867,063 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$659,834	$390,513
Accounts receivable, net	2,469,574	1,509,094
Inventories	1,032,166	941,067
Prepaid expenses and other current assets	119,457	129,434
Total current assets	4,281,031	2,970,108

Property and equipment:
Machinery and office equipment	1,827,487	1,865,137
Computer equipment	1,146,240	1,204,957
	2,973,727	3,070,094
Accumulated depreciation	(2,677,228)	(2,727,323)
Property and equipment, net	296,499	342,771

Intangible assets, net	60,000	90,000
Goodwill	4,427,000	4,427,000
Other assets	91,518	91,518
Total assets	$9,156,048	$7,921,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,713,192	$3,771,763
Accrued payroll and related expenses	560,981	478,084
Bank line of credit	1,145,053	810,686
Deferred income on shipments to distributors	1,024,275	854,159
Related party and other short term notes payable	550,000	95,289
Related party convertible notes payable	725,000	750,000
Short term portion of deferred service revenue	198,567	214,537
Short term portion of capital leases and deferred rent	22,555	17,400
Total current liabilities	7,939,623	6,991,918

Long term portion of deferred service revenue	120,794	153,877
Long term portion of capital leases and deferred rent	254,998	227,022
Deferred income taxes	95,365	79,395
Total liabilities	8,410,780	7,452,212

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 4,867,063 shares at June 30, 2013 and 4,861,063 at December 31, 2012	4,867	4,861
Additional paid-in capital	61,124,271	60,966,505
Accumulated deficit	(60,383,870)	(60,502,181)
Total stockholders’ equity	745,268	469,185
Total liabilities and stockholders’ equity	$9,156,048	$7,921,397

See accompanying notes.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$4,435,431	$4,037,502	$8,700,606	$7,991,261

Cost of revenues	2,630,841	2,539,251	5,187,931	4,969,941

Gross profit	1,804,590	1,498,251	3,512,675	3,021,320

Operating expenses:
Research and development	594,140	739,860	1,118,890	1,523,905
Sales and marketing	585,088	982,405	1,144,287	1,942,432
General and administrative	448,695	496,541	909,757	1,109,699
Total operating expenses	1,627,923	2,218,806	3,172,934	4,576,036

Operating income (loss)	176,667	(720,555)	339,741	(1,554,716)

Interest expense and other, net	(125,173)	(26,860)	(205,460)	(56,488)

Net income (loss) before income taxes	51,494	(747,415)	134,281	(1,611,204)
Income tax expense	(7,985)	(7,985)	(15,970)	(15,970)

Net income (loss)	$43,509	$(755,400)	$118,311	$(1,627,174)

Net income (loss) per share:

Basic	$0.01	$(0.16)	$0.02	$(0.34)
Diluted	$0.01	$(0.16)	$0.02	$(0.34)

Weighted average shares outstanding:

Basic	4,864,953	4,854,179	4,863,008	4,846,197
Diluted	4,987,156	4,854,179	4,946,155	4,846,197

 See accompanying notes.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income (loss)	$118,311	$(1,627,174)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	151,292	363,460
Depreciation and amortization	132,732	183,303
Deferred income tax expense	15,970	15,970

Changes in operating assets and liabilities:
Accounts receivable	(960,480)	1,285,061
Inventories	(91,099)	(304,602)
Prepaid expenses and other current assets	9,977	58,608
Other assets	—	(1,442)
Accounts payable	(58,570)	417,088
Accrued payroll and related expenses	82,897	43,383
Deferred income on shipments to distributors	170,116	(402,354)
Deferred service revenue	(49,054)	12,314
Change in deferred rent	28,187	(8,043)
Net cash (used in) provided by operating activities	(449,721)	35,572

Investing activities
Purchases of equipment	(41,860)	(205,827)
Net cash used in investing activities	(41,860)	(205,827)

Financing activities
Payments on capital leases	(9,656)	(6,202)
Proceeds from borrowings under bank line of credit agreement	4,422,333	3,896,718
Repayments of borrowings under bank line of credit agreement	(4,087,966)	(4,108,903)
Stock options exercised	6,480	14,015
Warrants exercised	—	29,999
Proceeds from the issuance of related party and other short term notes payable	550,000	—
Repayment of short term note payable	(95,289)	—
Redemption of related party convertible note payable	(25,000)	—
Net cash provided by (used in) financing activities	760,902	(174,373)

Net increase (decrease) in cash and cash equivalents	269,321	(344,628)

Cash and cash equivalents at beginning of period	390,513	957,022
Cash and cash equivalents at end of period	$659,834	$612,394

Supplemental cash flow information
Cash paid for interest	$163,998	$61,319

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

Liquidity and Going Concern

The Company was profitable in each of the first two quarters in 2013, but only to the extent of $118,311 in total. In the year ended December 31, 2012, the Company incurred a net loss of $3,298,082. As of June 30, 2013, the Company has an accumulated deficit of $60,383,870. The Company’s cash balances at June 30, 2013 were $659,834, including $1,145,053 advanced on its bank lines of credit. At June 30, 2013, the Company had additional unused borrowing capacity of approximately $410,000 on its bank lines of credit. The Company’s balance sheet at June 30, 2013 has a current ratio (current assets divided by current liabilities) of 0.5 to 1.0, and a working capital deficit of $3,658,592 (current assets less current liabilities). These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

In the last three years the Company has taken actions to reduce its expenses and to align its cost structure with economic conditions. The Company has the ability to further reduce expenses if necessary. Steps taken by the Company to reduce operating losses and achieve profitability include reduction of headcount to manage payroll costs, the introduction of new products, and continued close support of the Company’s distributors and application development partners as they establish their mobile applications in key vertical markets. The Company completed additional financing during the first quarter of 2013 (see “NOTE 5 — Related Party and Other Short Term Notes Payable” for more information). The Company believes it will be able to further improve its liquidity and secure additional sources of financing by managing its working capital balances, use of its bank lines of credit, and raising additional capital as needed including development funding from development partners and the issuance of additional equity securities. However, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. The Company’s bank lines of credit may be terminated by the bank or by the Company at any time, and expire on October 11, 2013 unless renewed (see “NOTE 6 — Bank Financing Arrangements”). If the Company cannot maintain profitability, it will not be able to support its operations from positive cash flows, and would use its existing cash to support operating losses. If the Company is unable to secure the necessary capital for its business, it may need to suspend some or all of its current operations.

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less at date of purchase to be cash equivalents. At June 30, 2013 and December 31, 2012, all of the Company’s cash and cash equivalents consisted of amounts held in demand and money market deposits in banks. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	June 30,	December 31,
	2013	2012
Raw materials and sub-assemblies	$957,083	$921,677
Finished goods	75,083	19,390
	$1,032,166	$941,067

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 — Related Party Convertible Notes Payable

On August 1, 2012, the Company issued to select officers and directors of the Company $400,000 in convertible subordinated notes. The net proceeds of $400,000 are being used for working capital purposes. The notes have a term of two years that accrue interest at 8% per annum and mature on August 1, 2014. Accrued interest is payable upon redemption. The notes and accrued interest may be redeemed after six months. The notes are convertible into common stock at the option of the holder at $2.44 per share as long as warrants previously issued to Hudson Bay Capital Master Fund are outstanding, or at $2.00 per share if the Hudson Bay warrants are no longer outstanding. The Hudson Bay Capital Master Fund warrants expire on May 20, 2016. The notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Silicon Valley Bank. During the quarter ended June 30, 2013, $25,000 of these convertible notes were redeemed, resulting in a balance of $375,000 outstanding at June 30, 2013.

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

Accrued interest expense at June 30, 2013 related to all convertible subordinated notes outstanding was $44,734.

NOTE 5 — Related Party and Other Short Term Notes Payable

On January 31, 2013, the Company’s Board of Directors approved a subordinated line of credit of up to $1,000,000. The term of the credit agreement is six months ending August 1, 2013, unless extended by both parties. Interest accrues at the rate of 1% per week and is to be paid weekly. Balances outstanding under the line of credit are to be repaid in full on or before the maturity date. Balances under the line of credit are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Silicon Valley Bank. Additionally, the Company’s Board of Directors approved an advance under the line by the Company’s Chairman of up to $550,000. The funds raised are being used for working capital purposes. In the first quarter of 2013, the Company raised a total of $550,000 in funds under such terms, of which $300,000 and $50,000 are from the Company’s Chairman and Chief Executive Officer, respectively, and $200,000 from other sources. Interest expense in the three and six months ended June 30, 2013 related to the line of credit was $71,500 and $106,786, respectively. In July 2013, the credit agreements were amended to extend the maturity date to December 1, 2013.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

On August 31, 2012, the Company issued a promissory note to a lender for $400,000. The promissory note matured on January 31, 2013 and had an implied monthly compounded interest rate of 9.7%. The Company was required to pay a total of $528,000 principal and interest on the promissory note in weekly installments of approximately $25,000. The note was secured by substantially all the Company’s assets including intangible assets. This promissory note was subordinated to the bank financing arrangement as described in Note 6. During the first quarter 2013, the Company completed the repayment of the remaining principle and interest in the amounts of $95,289, and $7,711, respectively.

NOTE 6 — Bank Financing Arrangements

On October 12, 2011, the Company entered into a new credit facility agreement with Silicon Valley Bank (the “Bank”). This credit facility allows the Company to borrow up to $2,500,000 based on the level of qualified domestic and international receivables, up to a maximum of $1,500,000 and $1,000,000, respectively. Advances against the domestic line are calculated at 80% of qualified receivables except for receivables from distributors which are calculated at 60%. Advances against the international line are calculated at 90% against qualified hedged receivables and 70% against qualified non-hedged receivables and receivables from distributors. Borrowings under the lines bear an annual interest rate equal to the greater of (i) the Bank’s prime rate plus 1%, or (ii) 5%. The rate in effect has been 5% to date. There is also a collateral handling fee of 0.25% per month of the financed receivable balance outstanding. The applicable interest and fees are calculated based on the full amount of the accounts receivable provided as collateral for the actual amounts borrowed. The effective rate (interest plus all applicable fees) on actual cash advances in the first half of 2013 was 13.7% per annum. The credit facility agreement expires on October 12, 2013 unless renewed. The agreement may be terminated by the Company or by the Bank at any time. Upon such termination, the Bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at the Bank’s discretion and the Bank is not obligated to make advances. In addition, the Company must maintain a minimum liquidity ratio at all times based on quick assets (unrestricted cash equivalents at the Bank plus net eligible accounts receivable) to outstanding obligations to the Bank of not less than 2.0 to 1.0. The outstanding amounts borrowed under the domestic and international lines at June 30, 2013 were $792,692 and $352,361, respectively, and the full amounts of accounts receivable provided as collateral were $1,253,446, and $499,128, respectively. The outstanding amounts borrowed under the domestic and international lines at December 31, 2012 were $479,647 and $331,039, respectively, and the full amounts of accounts receivable provided as collateral were $777,987, and $464,731, respectively. Interest expense on the amounts drawn during the three and six months ended June 30, 2013 was $32,800 and $59,827, respectively. Accrued interest related to the amounts outstanding at June 30, 2013 and December 31, 2012 was $9,656 and $7,237, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
United States	$3,226,442	$2,255,519	$5,804,072	$4,478,578
Europe	611,185	1,160,557	1,484,332	2,390,052
Asia and rest of world	597,804	621,426	1,412,202	1,122,631
Total revenues	$4,435,431	$4,037,502	$8,700,606	$7,991,261

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues in the three and six month periods ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Ingram Micro, Inc.	19%	19%	18%	17%
ScanSource, Inc.	21%	18%	20%	20%
BlueStar, Inc.	15%	*	12%	*
CF Company	*	*	11%	*

_____________

* Customer accounted for less than 10% of total revenues for the period

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company invests its cash in demand and money market deposit accounts in banks. To the extent of the amounts recorded on the balance sheet, cash is concentrated at the Company’s bank to the extent needed to comply with the minimum liquidity ratio of the bank line agreement. To date, the Company has not experienced losses on these investments. The Company’s trade accounts receivables are primarily with distributors and OEMs. The Company performs ongoing credit evaluations of its customers’ financial conditions but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
	2013	2012
Company A	29%	28%
Company B	19%	12%
Company C	13%	16%
Company D	*	11%
Company E	*	12%

_____________

* Customer accounted for less than 10% of total accounts receivable for the period

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. At June 30, 2013 and December 31, 2012, 32% in each of the periods of the Company’s accounts payable balances were concentrated in a single supplier. For the three months ended June 30, 2013, this and another supplier accounted for 48% of the inventory purchases.

NOTE 8 — Stock-Based Compensation

The Company recognizes stock-based compensation in the financial statements for all share-based awards to employees, including grants of employee stock options, based on their fair values. The Company uses a binomial lattice valuation model to estimate the fair value of stock option grants. The binomial lattice model incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these factors affect the estimate of the fair value of the Company's stock option grants. Total stock-based compensation expense for the three and six months ended June 30, 2013 was $57,557 and $151,292, respectively. Total stock-based compensation expense for the three and six months ended June 30, 2012 was $185,527 and $363,460, respectively. In the three and six months ended June 30, 2013, 189,700 and 194,500, stock options were granted, respectively, at weighted average per share fair values estimated at $0.73 and $0.72, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — Net Income (Loss) Per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$43,509	$(755,400)	$118,311	$(1,627,174)

Denominator:
Weighted average common shares outstanding used in computing net income (loss) per share:
Basic	4,864,953	4,854,179	4,863,008	4,846,197
Diluted	4,987,156	4,854,179	4,946,155	4,846,197

Net income (loss) per share:
Basic	$0.01	$(0.16)	$0.02	$(0.34)
Diluted	$0.01	$(0.16)	$0.02	$(0.34)

For the three and six months ended June 30, 2012, the diluted net loss per share is equal to the basic net loss per share because the Company experienced losses in these periods. Thus no potential common shares underlying stock options and warrants have been included in the net loss per share calculation, as their effect is anti-dilutive. Options and warrants to purchase 2,207,454 shares of common stock at June 30, 2012, have been omitted from the net loss per share calculation.

NOTE 10 — Taxes

Income tax expense during the three and six months ended June 30, 2013 and 2012, and the deferred income tax amounts shown on the Company’s Condensed Balance Sheets, is related entirely to the deferred tax liability on the portion of the Company’s goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. As a result, the Company recognized deferred tax expense of $7,985 and $15,970 in each of the three and six month periods ended June 30, 2013 and 2012.

At December 31, 2012, the Company has an unrecognized tax benefit of approximately $633,000, which did not change significantly during the three and six months ended June 30, 2013. Future changes in the unrecognized tax benefit are unlikely to have an impact on the effective tax rate due to the full valuation allowance recorded on the Company’s deferred tax assets, as realization of the deferred tax assets is dependent upon future taxable income.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 — Commitments and Contingencies

Operating Lease

The Company operates its headquarters under a non-cancelable operating lease which provides for the lease by the Company of approximately 37,100 square feet of space in Newark, California. The base rent under the facilities lease was $29,705 per month for the period from July 1, 2012 through June 30, 2013. The base rent increases annually thereafter at a rate of four percent per year for the remaining five years ending June 30, 2018. On December 28, 2012, the Company further amended its commercial building lease agreement to extend the term of the lease to June 30, 2021. The Company’s base rent under the amendment shall be $37,586 per month for the period from July 1, 2018 through June 30, 2019. The base rent increases annually thereafter at a rate of four percent per year for the remaining three years ending June 30, 2022.

Future minimum lease payments under all operating leases are as shown below:

Annual minimum payments:	Amount
2013 (July 1, 2013 to December 31, 2013)	$185,358
2014	378,130
2015	393,255
2016	408,986
2017 to 2022	2,557,481
Total minimum payments	$3,923,210

Rental expense under all operating leases for the three and six month periods ended June 30, 2013 was $107,093 and $213,850, respectively. Rental expense under all operating leases for the three and six month periods ended June 30, 2012 was $92,419 and $183,629, respectively. The amount of deferred rent at June 30, 2013 and December 31, 2012 was $207,715 and $179,527, respectively.

Capital Lease Obligations

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At June 30, 2013 and December 31, 2012, property and equipment with a cost of $87,946 and $73,275, respectively, were subject to such financing arrangements. Related accumulated amortization at June 30, 2013 and December 31, 2012, amounted to $16,971 and $8,380, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Future minimum payments under capital lease and equipment financing arrangements as of June 30, 2013, are as follows:

Annual minimum payments:	Amount
2013 (July 1, 2013 to December 31, 2013)	$12,758
2014	25,516
2015	25,516
2016	11,442
Total minimum payments	75,232
Less amount representing interest	(5,394)
Present value of net minimum payments	69,838
Short term portion of capital leases	(22,555)
Long term portion of capital leases	$47,283

Legal Matters

The Company is subject to disputes, claims, requests for indemnification and lawsuits arising in the ordinary course of business. In April 2013, a lawsuit was filed in the State of Delaware against the Company by Wyncomm LLC claiming infringement of a patent involving WiFi technology. They have filed similar lawsuits against a number of other companies. In August 2013, the Company reached a settlement agreement with Wyncomm whereby the Company, its suppliers and customers are granted an irrevocable, worldwide, non-exclusive and non-transferable license to the underlying patent held by Wyncomm. The settlement is not material to the Company’s operations. Under the indemnification provisions of the Company’s customer agreements, the Company routinely agrees to indemnify and defend its customers against infringement of any patent, trademark, copyright, trade secrets, or other intellectual property rights arising from customers’ legal use of the Company’s products or services. The exposure to the Company under these indemnification provisions is generally limited to the total amount paid for the indemnified products. However, certain indemnification provisions potentially expose the Company to losses in excess of the aggregate amount received from the customer. To date, there have been no claims against the Company by its customers pertaining to such indemnification provisions, and no amounts have been recorded.

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

Index

The Company

We are a producer of mobile handheld computers and barcode scanning products serving the business mobility markets. Our products are designed for the mobile worker, and run or enhance mobile applications that enable the accessing, collection and processing of data by workers while mobile. We offer a family of cordless barcode scanning products that connect over Bluetooth with smartphones, tablets and computers running operating systems from Apple (iOS), Google (Android), Blackberry and Microsoft (Windows/Windows Mobile). Our cordless barcode scanners include two dimensional (2D) and linear (1D) barcode scanners in both durable and ruggedized cases. We also offer wearable cordless ring scanners for hands free barcode scanning. We offer a family of handheld computer products in standard or antimicrobial cases running the Windows Mobile operating system. Handheld computer accessories include plug-in 1D and 2D barcode scanners, cradles, radio frequency identification (RFID) readers and magnetic stripe readers. Our handheld computers are designed with wireless LAN (802.11 b/g/n) and Bluetooth connectivity for use with applications that do not require phones. We also offer handheld computers without wireless connectivity for secure environments. Our newest family of handheld computers, SoMo Model 655, commenced sales in June 2012, replacing the SoMo650 introduced in 2007. Our SoMo655 handheld computers run Microsoft’s Windows Embedded Handheld operating system 6.5. Microsoft recently announced their commitment to continue supporting this operating system through the beginning of 2020. Extended warranty programs are available for all of our barcode scanning products and handheld computer products.

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

Index

Liquidity and Going Concern

We were profitable in each of the first two quarters in 2013, but only to the extent of $118,000 in total. We incurred a net loss of $3.3 million in fiscal year 2012. As of June 30, 2013, we have an accumulated deficit of $60.4 million. Our cash balances at June 30, 2013 were $0.7 million, including $1.1 million advanced on our bank lines of credit. At June 30, 2013, we had additional unused borrowing capacity of approximately $0.4 million on our bank lines of credit. Our balance sheet at June 30, 2013 has a current ratio (current assets divided by current liabilities) of 0.5 to 1.0, and a working capital deficit of $3.7 million (current assets less current liabilities). These circumstances raise substantial doubt about our ability to continue as a going concern.

In the last three years we have taken actions to reduce our expenses and to align our cost structure with economic conditions. We have the ability to further reduce expenses if necessary. Steps taken by us to reduce operating losses and achieve profitability include reduction of headcount to manage payroll costs, the introduction of new products, and continued close support of our distributors and our application development partners as they establish their mobile applications in key vertical markets. We completed additional financing in the first quarter of 2013 (see “NOTE 5 — Related Party and Other Short Term Notes Payable” for more information). We believe that we will be able to further improve our liquidity and secure additional sources of financing by managing our working capital balances, use of our bank lines of credit, and raising additional capital as needed including development funding from development partners and the issuance of additional equity securities. However, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our bank line of credit may be terminated by the bank or by us at any time, and expires on October 11, 2013 unless renewed (see “NOTE 6 —– Bank Financing Arrangements”). If we cannot maintain profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of our current operations.

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

Products

We classify our primary products into two broad product families:

·	Cordless barcode scanning products and related accessories and service;
·	Mobile handheld computer products and related accessories and service;

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

Our initial model, the SoMo® 650 (SoMo is derived from Socket Mobile), was introduced in June 2007 with initial volume shipments in September 2007, and featured the Microsoft Windows Mobile operating system, Version 6. We introduced the SoMo655 as a replacement for the SoMo650 in June 2012 running Microsoft’s Windows Embedded Handheld 6.5 operating system. Windows Embedded Handheld is the industry standard OS for mobile handheld computer applications thereby ensuring that the SoMo is compatible with a large number of business applications, giving workers and businesses a familiar computing environment. Our mobile handheld computers are easy to customize for a particular application with peripherals and accessories. The SoMo products are designed with an expected product life cycle of five years which addresses the needs of our customers who are deploying mobile solutions. Microsoft recently announced their commitment to support the Windows Embedded Handheld 6.5 operating system until early 2020.

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

Other revenues include our OEM and embedded products, and our connectivity products. Our OEM and embedded products consist of our Bluetooth and wireless LAN plug-in cards used primarily by Original Equipment Manufacturers (OEMs) of electronic products to build wireless connection functions into their products using the Bluetooth and wireless LAN standards for wireless connectivity. Our connectivity products consist of our legacy products including modem and Ethernet plug-in cards, and accessory products including adapters and cables.

Revenues

Total revenues for the three and six months ended June 30 2013 were $4.4 million and $8.7 million, respectively, an increase of 10% and 9% from revenues of $4.0 million and $8.0 million, respectively, in the comparable periods one year ago. Our revenues are classified into two primary product families. Additionally, we sell OEM embedded products to third parties, and we continue to carry legacy plug-in connectivity products. Our product revenues and the corresponding increase or decrease in revenues for the comparable three and six month periods are shown in the following table:

(revenues in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
Product family:	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Cordless barcode scanning and related products and service	$2,640	$1,593	66%	$5,070	$3,107	63%

Mobile handheld computer and related products and service	1,666	2,269	(27%)	3,114	4,612	(32%)

Other	129	176	(27%)	516	272	90%
Total	$4,435	$4,038	10%	$8,700	$7,991	9%

Index

Our cordless barcode scanning and related products and service revenues in the three and six months ended June 30, 2013 were $2.6 million and $5.1 million, an increase of 66% and 63% compared to revenues of $1.6 million and $3.1 million in the comparable periods one year ago. Revenue increases of $0.9 million and $1.8 million in the comparable three and six month periods were from increased sales volumes of our new entry level Apple certified cordless handheld barcode scanning product model 7Ci. Slight revenue increases due to increased sales volumes of our Apple certified imager based cordless handheld scanner model 7Xi, and slight increases in sales of our other cordless handheld scanning models, were partially offset by declines in sales of our cordless ring scanner due to lower sales volumes in the comparable three and six month periods.

Our mobile handheld computer and related products and service revenues in the three and six months ended June 30, 2013 were $1.7 million and $3.1 million, a decrease of 27% and 32% compared to revenues of $2.3 million and $4.6 million in the corresponding periods one year ago. Mobile handheld computer revenues (excluding revenues from the related plug-in products, accessories, and services) declined by $0.7 million and $1.5 million in the three and six month comparable periods reflecting lower overall sales volumes of our next generation SoMo 655 models compared to our previous SoMo 650 models in effect in the same periods one year ago. We commenced shipping our next generation mobile handheld computers into our distribution channel beginning in June 2012. Product transitions such as this tend to slow customer deployments because of the time needed by customers and integrators to evaluate and qualify the new models with their applications. The transition to the new models of our standard mobile handheld computer was substantially completed in the third quarter 2012 with the last shipments of available units of the older models. Additionally, sales of our new SoMo 655 models have been affected by the uncertainty surrounding Microsoft’s support of the Windows Embedded Handheld 6.5 operating system, which they recently clarified by their announced commitment to this operating system until early 2020, as discussed previously. Remaining declines in the comparable three and six month periods were from declines in sales of our companion plug-in data collection products due primarily to lower sales volumes of CompactFlash plug-in barcode scanners, and from reduced sales of SocketCare services and warranty services, reflective of the overall lower sales volumes of our mobile handheld computers in the comparable three and six month periods in 2013 compared to 2012, as described previously. Partially offsetting these declines in companion plug-in sales and SocketCare sales in the comparable three month periods, and fully offsetting these declines in the comparable six month periods, were increased sales of our mobile handheld computer related accessories.

Service revenues were $142,000 or 3% of our revenues in the second quarter 2013 compared to $0.2 million or 5% of our revenues in same quarter one year ago. Service revenues were $0.3 million or 4% of our revenues in the first half of 2013 compared to $0.4 million or 5% of our revenues in same period one year ago. Declines in service revenues in the three and six month periods ended June 30, 2013, are due to declines in SocketCare service revenues reflecting declines in unit sales of our mobile handheld computers compared to the same periods one year ago, as described previously, and declines in the levels of general out-of-warranty service revenues. Service revenues have been allocated to the respective products serviced in the table above.

Other revenues in the second quarter 2013 were $129,000, a decrease of 27% compared to revenues of $176,000 in the comparable period one year ago. Other revenues in the second half of 2013 were $0.5 million, an increase of 90% compared to revenues of $0.3 million in the comparable period one year ago. Revenues in the three and six month periods in 2013 were primarily related one-time buys of legacy products including our Bluetooth modules and wireless LAN plug-in cards primarily within the first quarter 2013 by OEM customers, and to a lesser extent in the second quarter 2013.

Index

Gross Margins

Our gross margins in the three and six months ended June 30, 2013 were 41% and 40%, compared to margins of 37% and 38%, in the corresponding periods one year ago. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Improvements in overall margins in three and six months ended June 30, 2012 are due primarily to a change in mix of products sold favoring a greater proportion of sales of our cordless handheld barcode scanner models which overall have slightly higher than average margins, and a lower proportion of sales of our mobile handheld computers which have slightly lower than average margins. Additional margin improvements were due to reduced overhead costs in the second quarter and first half of 2013 compared to the same periods last year.

Research and Development Expense

Research and development expense in the three months ended June 30, 2013 was $0.6 million, a decrease of 20% compared to $0.7 million in the corresponding period one year ago. Research and development expense for the six months ended June 30, 2013 was $1.1 million, a decrease of 27% compared to research and development expense of $1.5 million in the corresponding period one year ago. Reductions in the level of research and development expense in the three and six month comparable periods were primarily due to reductions in personnel costs as a result of compensation expense reduction programs initiated in late 2012 and in effect through the first quarter 2013, declines in headcount levels in the comparable periods, and from lower levels of outside development activities in the first two quarters of 2013 compared to 2012 reflecting in 2012 the completion of the development of our next generation SoMo series of mobile handheld computers. Research and development expense in the third quarter of 2013 is expected to increase slightly from second quarter levels.

Sales and Marketing Expense

Sales and marketing expense for the three months ended June 30, 2013 was $0.6 million, a decrease of 40% compared to sales and marketing expense of $1.0 million in the corresponding period one year ago. Sales and marketing expense for the six month period ended June 30, 2013 was $1.1 million, a decrease of 41% compared to sales and marketing expense of $1.9 million in the corresponding period one year ago. Decreases in sales and marketing expense in the three and six months ended June 30, 2013 of $0.3 million and $0.6 million, were due to declines in personnel costs due primarily to lower overall comparable headcount. Remaining declines in the comparable three and six month comparable periods were due to declines in advertising and promotional costs, and decreased use of outside services. Sales and marketing expense in the third quarter of 2013 is expected to increase slightly from second quarter levels.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2013 was $449,000, a decrease of 10% compared to general and administrative expense of $497,000 in the corresponding period one year ago. General and administrative expense for the six month period ended June 30, 2013 was $910,000, a decrease of 18% compared to general and administrative expense of $1,110,000 in the corresponding period one year ago. Declines in the comparable three month periods were due primarily to lower stock compensation expense. Declines in the six month comparable periods were primarily from reductions in personnel costs as a result of compensation expense savings programs initiated in late 2012 and in effect through the first quarter 2013, lower stock compensation expense, and declines in consulting and professional service fees and outside services. General and administrative expense is expected to moderately increase in the third quarter of 2013 from second quarter levels.

Index

Interest Expense and Other, Net of Interest Income and Other

Interest expense and other, net of interest income and other, in the three and six months ended June 30, 2013 was $125,000 and $205,000, respectively, compared to $27,000 and $56,000, respectively, in the same periods one year ago. Interest expense in the three and six months ended June 30, 2013 was related primarily to interest on amounts advanced under short term credit agreements, interest on amounts drawn on our bank lines of credit, and interest on our convertible notes payable issued in 2012 (see “NOTE 4 — Related Party Convertible Notes Payable” and “NOTE 5 — Related Party and Other Short Term Notes Payable” for more information). Interest expense in the three and six months ended June 30, 2012 was related primarily to interest on amounts drawn on our bank lines of credit. Additionally, interest expense in each of the comparable periods includes interest on equipment lease financing obligations. Other income and expense includes foreign currency transaction gains and losses, which were nominal in each of the periods presented.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable periods, reflecting low average cash balances combined with low average rates of return.

Income Taxes

Deferred tax expense in the first half of 2013 and 2012 and the corresponding deferred tax liability shown on our balance sheet, is related entirely to the deferred tax liability on the portion of our goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. We maintain a full valuation allowance for all other components of deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized. We have not generated taxable income in any periods in any jurisdiction, foreign or domestic.

Cash Flows and Contractual Obligations

As reflected in our Statements of Cash Flows, net cash used in operating activities was $450,000 in the first half of 2013, compared to cash provided by operating activities of $36,000 in the comparable period a year ago. We calculate net cash provided by or used in operating activities by increasing our net income, or reducing our net loss ($118,000 net income in the first half of 2013, and $1.6 million net loss in the first half of 2012) by those expenses that did not require the use of cash, and reversing gains or losses that did not generate or use cash. These items consist of stock based compensation expense, depreciation, amortization of intangible assets, and deferred tax expense. These amounts totaled $0.3 million and $0.6 million in the first half of 2013 and 2012, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In the first half of 2013 changes in operating assets and liabilities resulted in a net use of cash of $0.9 million and were primarily from net increases in accounts receivable due to higher overall shipments to our distributors in the second quarter of 2013 compared to the fourth quarter of last year. Additional uses in the first half of 2013 were from increases in inventory and decreases in accounts payable. These uses of cash were partially offset by increases in the inventory levels in our distribution channel due to the higher shipments just mentioned, and increases in accrued payroll and related expenses due primarily to the elimination of salary reduction programs at the beginning of the second quarter 2013. In the first half of 2012 changes in operating assets and liabilities resulted in a net source of cash of $1.1 million and were primarily from reductions in accounts receivables due to lower overall shipments to our distributors in the second quarter of 2012 compared to the fourth quarter of last year, increases in accounts payables due to increased inventory purchases of our mobile handheld computers and the timing of vendor payments, partially offset by the increases in inventory due to the purchases just mentioned.

Index

Cash used in investing activities was $42,000 in the first half of 2013 compared to $206,000 in the first half of 2012. Investing activities in the first half of 2013 is related to primarily to expenditures on product tooling and purchases of computer equipment. Investing activities in the first half of 2012 is related primarily to expenditures on tooling for our next generation mobile handheld computer which we began shipping into our distribution channel in June 2012.

Cash provided by financing activities was $0.8 million in the first half of 2013 compared to cash used of $0.2 million in the first half of 2012. Financing activities in the first half of 2013 consisted primarily of proceeds from the issuance of related party and other short term notes payable in the first quarter and net amounts advanced on our bank lines of credit, partially offset by repayment of a short term note originally advanced on August 31, 2012 with final repayment completed in January 2013, and a related party convertible note holder redemption.

Our contractual cash obligations at June 30, 2013 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$3,267,000	$3,267,000	$—	$—	$—
Operating leases	3,924,000	371,000	787,000	851,000	1,915,000
Short term notes payable	550,000	550,000	—	—	—
Capital leases	70,000	23,000	47,000	—	—
Total contractual obligations	$7,811,000	$4,211,000	$834,000	$851,000	$1,915,000

We have outstanding amounts borrowed under our domestic and international lines of credit with Silicon Valley Bank at June 30, 2013 of approximately $793,000 and $352,000, respectively. Accrued interest related to the amounts outstanding at June 30, 2013 was approximately $10,000. The credit facility agreement expires on October 12, 2013 unless renewed. The agreement may be terminated by us or by the Bank at any time. Upon such termination, the Bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at the Bank’s discretion and the Bank is not obligated to make advances.

Index

Additionally, at June 30, 2013 the Company had outstanding $725,000 in convertible subordinated notes issued to select officers and directors of the Company. The notes have a term of two years that accrue interest at 8% per annum and mature on August 1, 2014. Accrued interest is payable upon redemption. The notes and accrued interest may be redeemed at the discretion of the note holder. The notes are convertible into common stock at the option of the holder at $2.44 per share as long as warrants previously issued to Hudson Bay Capital Master Fund are outstanding, or at $2.00 per share if the Hudson Bay warrants are no longer outstanding. The Hudson Bay Capital Master Fund warrants expire on May 20, 2016. Accrued interest expense at June 30, 2013 was approximately $45,000. The notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Silicon Valley Bank.

Off-Balance Sheet Arrangements

As of June 30, 2013, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash and our bank credit line facilities. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended June 30, 2013, a decline of 1% in interest rates would not have had a material effect on our quarterly interest income. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the greater of either 5% or the lender's prime rate plus 1%, for both the domestic line (up to $1.5 million) and the international line (up to $1.0 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. Based on a sensitivity analysis during the quarter ended June 30, 2013, an increase of 1% in the interest rate would have increased our borrowing costs by approximately $4,000 (in cases where the applicable interest rate is greater than 5%). The credit line agreement also specifies a fixed collateral handling fee of 0.25% per month on the full amount of the accounts receivable provided as collateral for the outstanding balances advanced under the credit line.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended June 30, 2013, an adverse change of 10% in exchange rates would have resulted in a reduction in our net income for the second quarter 2013 of approximately $34,000 if left unprotected. For the second quarter of 2013 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $5,000. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the last fiscal quarter ended June 30, 2013 and this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We were profitable in the first half of 2013 but only to the extent of $118,000. We have been unprofitable in every quarter during the past three fiscal years. Fiscal year 2004 was the only profitable year in our history, and only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. To achieve ongoing profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

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

Global economic conditions may continue to have a negative impact on our business and financial condition in ways that we currently cannot predict, and may further limit our ability to raise additional funds.

Continued tight credit and related strains in the global financial system, particularly in Europe, may continue to have an impact on our business and our financial condition. We may face significant challenges if economic conditions and conditions in the financial markets do not improve or continue to worsen. In particular, should these conditions cause our revenues to be materially less than forecast, we may find it necessary to initiate further reductions in our expenses and defer product development programs. In addition, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions.

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

Goodwill comprises a significant portion of our assets and may be subject to impairment write-downs in future periods which would substantially increase our losses, make it more difficult to achieve profitability, and could cause our stock price to decline.

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

A significant portion of our revenue comes from a limited number of distributors. ScanSource, Inc., Ingram Micro Inc., and BlueStar, Inc., together represented approximately 50% and 48% of our worldwide revenues in the first half of 2013 and fiscal year 2012, respectively. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. Additionally, CF Company represented approximately 11% of our revenues in the first half of 2013. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with ScanSource, Inc. or Ingram Micro Corporation, or any of our other significant distributors, we would experience disruption and delays in marketing our products.

We may not be able to collect revenues from customers who experience financial difficulties.

Our accounts receivable are derived primarily from distributors and OEMs. We perform ongoing credit evaluations of our customers’ financial conditions but generally require no collateral from our customers. Reserves are maintained for potential credit losses, and such losses have historically been within such reserves. However, many of our customers may be thinly capitalized and may be prone to failure in adverse market conditions. Although our collection history has been good, from time to time a customer may not pay us because of financial difficulty, bankruptcy or liquidation. Current global financial conditions may have an impact on our customers’ ability to pay us in a timely manner, and consequently, we may experience increased difficulty in collecting our accounts receivable, and we may have to increase our reserves in anticipation of increased uncollectible accounts.

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

Index

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

Index

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

In April 2013, a lawsuit was filed in the State of Delaware against the Company by Wyncomm LLC claiming infringement of a patent involving WiFi technology. They have filed similar lawsuits against a number of other companies. In August 2013, we reached a settlement agreement with Wyncomm whereby the Company, its suppliers and customers are granted an irrevocable, worldwide, non-exclusive and non-transferable license to the underlying patent held by Wyncomm. The settlement is not material to our operations.

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

Export sales (sales to customers outside the United States) accounted for approximately 33% and 40% of our revenues in the first half of 2013 and fiscal 2012, respectively. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of August 9, 2013, we had 4,867,063 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of August 9, 2013, we had 1,704,106 shares of common stock subject to outstanding options under our stock option plans, and 170,962 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of August 9, 2013, we had 57,776 shares of common stock subject to outstanding warrants issued in our 2009 private placement. We have registered the resale of all shares of common stock subject to the warrants. Accordingly, the shares of common stock underlying these warrants will be eligible for resale in the public market as soon as the warrants are exercised, subject to S-3 prospectus delivery requirements.

As of August 9, 2013, we had 550,000 shares of common stock subject to outstanding warrants issued in connection with the convertible note financing in November 2010. We have registered the resale of all shares of common stock subject to the note conversion and warrants. Accordingly, the shares of common stock underlying the note and warrants will be eligible for resale in the public market as soon as the note is converted and the warrants are eligible and exercised, subject to S-3 prospectus delivery requirements.

As of August 9, 2013, we had $725,000 in subordinated convertible notes payable. Up to 604,890 shares of common stock could be issued for conversion of the notes plus all accrued interest thru the maturity date of August 1, 2014.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2012 through August 9, 2013, our common stock price fluctuated between a high of $3.90 and a low of $0.70. On July 30, 2012, our common stock was delisted from the Nasdaq market and began trading on the Over-the-Counter Marketplace. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: August 12, 2013	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 12, 2013	/s/ David W. Dunlap
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