Form 10-Q
period 2013-09-30
SOCKET MOBILE, INC.
filed 2013-11-13
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

The number of shares of Common Stock ($0.001 par value) outstanding as of November 8, 2013 was 4,867,063 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$401,794	$390,513
Accounts receivable, net	1,773,204	1,509,094
Inventories	1,056,393	941,067
Prepaid expenses and other current assets	121,643	129,434
Total current assets	3,353,034	2,970,108

Property and equipment:
Machinery and office equipment	1,900,780	1,865,137
Computer equipment	1,139,389	1,204,957
	3,040,169	3,070,094
Accumulated depreciation	(2,707,788)	(2,727,323)
Property and equipment, net	332,381	342,771

Intangible assets, net	45,000	90,000
Goodwill	4,427,000	4,427,000
Other assets	91,518	91,518
Total assets	$8,248,933	$7,921,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,367,723	$3,771,763
Accrued payroll and related expenses	471,852	478,084
Bank line of credit	846,460	810,686
Deferred income on shipments to distributors	1,088,724	854,159
Related party and other short term notes payable	550,000	95,289
Related party convertible notes payable	777,625	750,000
Short term portion of deferred service revenue	184,418	214,537
Short term portion of capital leases and deferred rent	22,837	17,400
Total current liabilities	7,309,639	6,991,918

Long term portion of deferred service revenue	101,150	153,877
Long term portion of capital leases and deferred rent	259,712	227,022
Deferred income taxes	103,350	79,395
Total liabilities	7,773,851	7,452,212

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 4,867,063 shares at September 30, 2013 and 4,861,063 at December 31, 2012	4,867	4,861
Additional paid-in capital	61,174,953	60,966,505
Accumulated deficit	(60,704,738)	(60,502,181)
Total stockholders’ equity	475,082	469,185
Total liabilities and stockholders’ equity	$8,248,933	$7,921,397

 See accompanying notes.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$3,291,639	$2,796,354	$11,992,245	$10,787,615

Cost of revenues	2,008,701	1,813,958	7,196,632	6,783,899

Gross profit	1,282,938	982,396	4,795,613	4,003,716

Operating expenses:
Research and development	577,609	634,948	1,696,499	2,158,853
Sales and marketing	498,820	798,280	1,643,107	2,740,712
General and administrative	395,317	454,025	1,305,074	1,563,724
Total operating expenses	1,471,746	1,887,253	4,644,680	6,463,289

Operating income (loss)	(188,808)	(904,857)	150,933	(2,459,573)

Interest expense and other, net	(124,075)	(69,981)	(329,535)	(126,469)

Net loss before income taxes	(312,883)	(974,838)	(178,602)	(2,586,042)
Income tax expense	(7,985)	(7,985)	(23,955)	(23,955)

Net loss	$(320,868)	$(982,823)	$(202,557)	$(2,609,997)

Net loss per share:

Basic and Diluted	$(0.07)	$(0.20)	$(0.04)	$(0.54)

Weighted average shares outstanding:

Basic and Diluted	4,867,063	4,861,063	4,864,360	4,851,152

 See accompanying notes.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(202,557)	$(2,609,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	201,974	469,117
Depreciation and amortization	203,193	255,331
Deferred income tax expense	23,955	23,955

Changes in operating assets and liabilities:
Accounts receivable	(264,110)	1,503,014
Inventories	(115,326)	266,992
Prepaid expenses and other current assets	7,791	52,584
Other assets	—	(1,442)
Accounts payable	(351,415)	18,579
Accrued payroll and related expenses	(6,232)	(37,717)
Deferred income on shipments to distributors	234,565	(578,088)
Deferred service revenue	(82,846)	(24,821)
Change in deferred rent	38,716	(5,949)
Net cash used in operating activities	(312,292)	(668,442)

Investing activities
Purchases of equipment	(133,203)	(224,005)
Net cash used in investing activities	(133,203)	(224,005)

Financing activities
Payments on capital leases	(15,189)	(10,366)
Proceeds from borrowings under bank line of credit agreement	6,280,846	5,158,618
Repayments of borrowings under bank line of credit agreement	(6,245,072)	(5,613,470)
Stock options exercised	6,480	14,015
Warrants exercised	—	29,999
Proceeds from the issuance of related party and other short term notes payable	600,000	800,000
Repayment of short term notes payable	(145,289)	(36,160)
Redemption of related party convertible note payable	(25,000)	—
Net cash provided by financing activities	456,776	342,636

Net increase (decrease) in cash and cash equivalents	11,281	(549,811)

Cash and cash equivalents at beginning of period	390,513	957,022
Cash and cash equivalents at end of period	$401,794	$407,211

Supplemental cash flow information
Cash paid for interest	$268,055	$129,968

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

Liquidity and Going Concern

The Company was profitable in each of the first two quarters of 2013, but unprofitable in the third quarter and unprofitable for the first three quarters of 2013 in total. In the year ended December 31, 2012, the Company incurred a net loss of $3,298,082. As of September 30, 2013, the Company has an accumulated deficit of $60,704,738. The Company’s cash balances at September 30, 2013 were $401,794, including $846,460 advanced on its bank lines of credit. At September 30, 2013, the Company had additional unused borrowing capacity of approximately $144,000 on its bank lines of credit. The Company’s balance sheet at September 30, 2013 has a current ratio (current assets divided by current liabilities) of 0.5 to 1.0, and a working capital deficit of $3,956,605 (current assets less current liabilities). These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

In the last three years the Company has taken actions to reduce its expenses and to align its cost structure with economic conditions. The Company has the ability to further reduce expenses if necessary. Steps taken by the Company to reduce operating losses and achieve profitability include reduction of headcount to manage payroll costs, the introduction of new products, and continued close support of the Company’s distributors and application development partners as they establish their mobile applications in key vertical markets. The Company believes it will be able to further improve its liquidity and secure additional sources of financing by managing its working capital balances, use of its bank lines of credit, and raising additional capital as needed including development funding from development partners and the issuance of additional equity securities. However, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. The Company’s bank lines of credit may be terminated by the bank or by the Company at any time, and expire on January 10, 2014 unless renewed or further extended (see “NOTE 6 — Bank Financing Arrangements”). If the Company cannot maintain profitability, it will not be able to support its operations from positive cash flows, and would use its existing cash to support operating losses. If the Company is unable to secure the necessary capital for its business, it may need to suspend some or all of its current operations.

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less at date of purchase to be cash equivalents. At September 30, 2013 and December 31, 2012, all of the Company’s cash and cash equivalents consisted of amounts held in demand and money market deposits in banks. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	September 30,	December 31,
	2013	2012
Raw materials and sub-assemblies	$994,388	$921,677
Finished goods	62,005	19,390
	$1,056,393	$941,067

Index

  SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 — Related Party Convertible Notes Payable

On September 4, 2013, the Company replaced $350,000 of convertible notes plus accrued interest (total of $380,696) originally issued to officers and directors of the Company on August 1, 2012 and maturing on August 1, 2014, with four year convertible notes expiring September 4, 2017. The replacement notes have an interest rate of 8% per annum that compounds quarterly, and contain a holder call provision that becomes effective on September 4, 2014. The replacement notes are convertible into common stock at the option of the holder at $2.44 per share as long as warrants issued on November 19, 2010 are outstanding (expire May 20, 2016), or at $1.25 per share. The original issuance of convertible notes on August 1, 2012 was in the amount of $400,000. The notes are being used for working capital purposes. During the nine months ended September 30, 2013, $25,000 of the original convertible notes were repaid, $350,000 of the notes were reissued as discussed previously, and $25,000 of the original notes remain outstanding. The remaining original notes accrue interest at 8% per annum, contain a holder call provision, and mature on August 1, 2014. Accrued interest is payable upon redemption. The remaining original notes are convertible into common stock at the option of the holder at $2.44 per share as long as warrants issued on November 19, 2010 are outstanding (expire May 20, 2016), or at $2.00 per share. The convertible notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Silicon Valley Bank.

On September 4, 2013, the Company also replaced $350,000 of convertible notes plus accrued interest (total of $371,929) issued to the Company’s Chairman at various dates in the fourth quarter of 2012 and maturing on August 1, 2014, with four year convertible notes expiring September 4, 2017. The replacement notes are convertible into common stock at the option of the holder at $2.44 per share as long as warrants previously issued on November 19, 2010 are outstanding (expire May 20, 2016), or at the closing market price on the date of note issue of $1.25 per share, have eliminated the holder call provision contained in the original notes, and have an interest rate that compounds quarterly of 18% per annum during the period in which the November 19, 2010 warrants are outstanding, or 12% per annum. Previously on November 5, 2012, the Company’s Board of Directors approved the issue of up to $350,000 in convertible subordinated notes to its Chairman to be used for working capital purposes. At various dates beginning November 7, 2012 through December 12, 2012 the Company issued in total $350,000 of such notes to its Chairman. The original notes were identical to the notes issued on August 1, 2012 as described in the preceding paragraph, with the exception of the conversion price of which the weighted average fair market value conversion price was $1.04 per share as long as warrants previously issued on November 19, 2010 were no longer outstanding. The notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Silicon Valley Bank.

The Company determined per ASC 470-50-40-10a, that the fair value of the embedded conversion option in the reissued convertible notes as a result of the change in conversion price and term, increased by more than 10% from the original notes. Therefore, debt extinguishment accounting rules apply. Accordingly, the reissued convertible notes payable were initially recorded at fair value; however, as there was no difference between the reissued amount of the notes and the net carrying amount of the original notes, no gain or loss was recorded. Accrued interest expense at September 30, 2013 related to all convertible subordinated notes outstanding was $9,512.

Index

 SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 — Related Party and Other Short Term Notes Payable

On January 31, 2013, the Company’s Board of Directors approved a subordinated line of credit of up to $1,000,000 including up to $550,000 in advances by the Company’s Chairman. The funds raised are being used for working capital purposes. On September 30, 2013, a total of $550,000 in funds were outstanding under this line, of which $350,000 and $50,000 respectively were from the Company’s Chairman and Chief Executive Officer. The line has an expiration date of December 1, 2013. Interest accrues at the rate of 1% per week and is paid weekly. Balances outstanding under the line of credit are to be repaid in full on or before the maturity date. Balances under the line of credit are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Silicon Valley Bank. Interest expense in the three and nine months ended September 30, 2013 related to the line of credit was $71,986 and $178,772, respectively. In October 2013, the Company raised an additional $100,000 in funds from the Company’s Chairman.

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

NOTE 6 — Bank Financing Arrangements

On October 12, 2011, the Company entered into a new credit facility agreement with Silicon Valley Bank (the “Bank”). This credit facility allows the Company to borrow up to $2,500,000 based on the level of qualified domestic and international receivables, up to a maximum of $1,500,000 and $1,000,000, respectively. Advances against the domestic line are calculated at 80% of qualified receivables except for receivables from distributors which are calculated at 60%. Advances against the international line are calculated at 90% against qualified hedged receivables and 70% against qualified non-hedged receivables and receivables from distributors. Borrowings under the lines bear an annual interest rate equal to the greater of (i) the Bank’s prime rate plus 1%, or (ii) 5%. The rate in effect has been 5% to date. There is also a collateral handling fee of 0.25% per month of the financed receivable balance outstanding. The applicable interest and fees are calculated based on the full amount of the accounts receivable provided as collateral for the actual amounts borrowed. The effective rate (interest plus all applicable fees) on actual cash advances in the first nine months of 2013 was 13.5% per annum. The credit facility agreement was to expire on October 12, 2013 unless renewed. On October 12, 2013, the Company and the Bank agreed to extend the agreement for an additional three month period ending January 10, 2014. The agreement may be terminated by the Company or by the Bank at any time. Upon such termination, the Bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at the Bank’s discretion and the Bank is not obligated to make advances. In addition, the Company must maintain a minimum liquidity ratio at all times based on quick assets (unrestricted cash equivalents at the Bank plus net eligible accounts receivable) to outstanding obligations to the Bank of not less than 2.0 to 1.0. The outstanding amounts borrowed under the domestic and international lines at September 30, 2013 were $720,811 and $125,649, respectively, and the full amounts of accounts receivable provided as collateral were $1,191,423, and $178,015, respectively. The outstanding amounts borrowed under the domestic and international lines at December 31, 2012 were $479,647 and $331,039, respectively, and the full amounts of accounts receivable provided as collateral were $777,987, and $464,731, respectively. Interest expense on the amounts drawn during the three and nine months ended September 30, 2013 was $30,685 and $90,512, respectively. Accrued interest related to the amounts outstanding at September 30, 2013 and December 31, 2012 was $6,996 and $7,237, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
United States	$2,492,640	$1,971,957	$8,296,712	$6,450,535
Europe	656,571	494,343	2,140,903	2,884,395
Asia and rest of world	142,428	330,054	1,554,630	1,452,685
Total revenues	$3,291,639	$2,796,354	$11,992,245	$10,787,615

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues in the three and nine month periods ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Ingram Micro Inc.	22%	19%	19%	18%
ScanSource, Inc.	26%	24%	22%	21%
BlueStar, Inc.	18%	16%	14%	*

_____________

* Customer accounted for less than 10% of total revenues for the period

Index

 SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company invests its cash in demand and money market deposit accounts in banks. To the extent of the amounts recorded on the balance sheet, cash is concentrated at the Company’s bank to the extent needed to comply with the minimum liquidity ratio of the bank line agreement. To date, the Company has not experienced losses on these investments. The Company’s trade accounts receivables are primarily with distributors and OEMs. The Company performs ongoing credit evaluations of its customers’ financial conditions but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
	2013	2012
Company A	34%	28%
Company B	26%	12%
Company C	10%	16%
Company D	*	11%
Company E	*	12%

_____________

* Customer accounted for less than 10% of total accounts receivable for the period

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. At September 30, 2013 and December 31, 2012, 26% and 32% respectively, of the Company’s accounts payable balances were concentrated in a single supplier. For the three months ended September 30, 2013, this and another supplier accounted for 43% of the inventory purchases.

NOTE 8 — Stock-Based Compensation

The Company recognizes stock-based compensation in the financial statements for all share-based awards to employees, including grants of employee stock options, based on their fair values. The Company uses a binomial lattice valuation model to estimate the fair value of stock option grants. The binomial lattice model incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these factors affect the estimate of the fair value of the Company's stock option grants. Total stock-based compensation expense for the three and nine months ended September 30, 2013 was $50,683 and $201,974, respectively. Total stock-based compensation expense for the three and nine months ended September 30, 2012 was $105,657 and $469,117, respectively. In the three and nine months ended September 30, 2013, 45,000 and 239,500, stock options were granted, respectively, at weighted average per share fair values estimated at $0.73 and $0.77, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — Net Loss Per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(320,868)	$(982,823)	$(202,557)	$(2,609,997)

Denominator:
Weighted average common shares outstanding used in computing net loss per share:
Basic and Diluted	4,867,063	4,861,063	4,864,360	4,851,152

Net loss per share:
Basic and Diluted	$(0.07)	$(0.20)	$(0.04)	$(0.54)

For the three and nine months ended September 30, 2013 and 2012, the diluted net loss per share is equal to the basic net loss per share because the Company experienced losses in these periods. Thus no potential common shares underlying stock options and warrants have been included in the net loss per share calculation, as their effect is anti-dilutive. Options and warrants to purchase 2,307,274 shares and 2,137,113 shares of common stock at September 30, 2013, and 2012, respectively, have been omitted from the net loss per share calculation.

NOTE 10 — Taxes

Income tax expense during the three and nine months ended September 30, 2013 and 2012, and the deferred income tax amounts shown on the Company’s Condensed Balance Sheets, is related entirely to the deferred tax liability on the portion of the Company’s goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. As a result, the Company recognized deferred tax expense of $7,985 and $23,955 in each of the three and nine month periods ended September 30, 2013 and 2012.

At December 31, 2012, the Company has an unrecognized tax benefit of approximately $633,000, which did not change significantly during the three and nine months ended September 30, 2013. Future changes in the unrecognized tax benefit are unlikely to have an impact on the effective tax rate due to the full valuation allowance recorded on the Company’s deferred tax assets, as realization of the deferred tax assets is dependent upon future taxable income.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 — Commitments and Contingencies

Operating Lease

The Company operates its headquarters under a non-cancelable operating lease which provides for the lease by the Company of approximately 37,100 square feet of space in Newark, California. On December 28, 2012, the Company amended its commercial building lease agreement to extend the term of the lease to June 30, 2022. The base rent under the facilities lease was $29,705 per month for the period from July 1, 2012 through June 30, 2013. The base rent increased 4% to $30,893 beginning July 1, 2013 through June 30, 2014. The base rent increases annually thereafter at a rate of four percent per year for the remaining term of the lease ending June 30, 2022.

Future minimum lease payments under all operating leases are as shown below:

Annual minimum payments:	Amount
2013 (October 1, 2013 to December 31, 2013)	$92,679
2014	378,130
2015	393,255
2016	408,986
2017 to 2022	2,557,481
Total minimum payments	$3,830,531

Rental expense under all operating leases for the three and nine month periods ended September 30, 2013 was $106,439 and $320,289, respectively. Rental expense under all operating leases for the three and nine month periods ended September 30, 2012 was $93,166 and $276,795, respectively. The amount of deferred rent at September 30, 2013 and December 31, 2012 was $218,244 and $179,527, respectively.

Capital Lease Obligations

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At September 30, 2013 and December 31, 2012, property and equipment with a cost of $87,946 and $73,275, respectively, were subject to such financing arrangements. Related accumulated amortization at September 30, 2013 and December 31, 2012, amounted to $23,640 and $8,380, respectively.

Future minimum payments under capital lease and equipment financing arrangements as of September 30, 2013, are as follows:

Annual minimum payments:	Amount
2013 (October 1, 2013 to December 31, 2013)	$6,379
2014	25,516
2015	25,516
2016	11,442
Total minimum payments	68,853
Less amount representing interest	(4,548)
Present value of net minimum payments	64,305
Short term portion of capital leases	(22,836)
Long term portion of capital leases	$41,469

Index

 SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

On October 9, 2013, Hudson Bay Master Fund Ltd. filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, alleging that the Company had triggered anti-dilution provisions of its warrant and was entitled to adjustment of the exercise price and the number of shares. The warrant was issued on November 19, 2010 for 500,000 shares at an exercise price of $2.44 per share. The Company is evaluating the claim.

NOTE 12 — Subsequent Events

Extension of Bank Line Credit Agreements

On October 12, 2011, the Company entered into domestic and international working capital revolving credit line agreements with Silicon Valley Bank (“the Bank) with an initial expiration date of October 12, 2013. On October 12, 2013, the Company and its Bank entered into an agreement to extend the credit line agreements for a three month period ending January 10, 2014 (see “NOTE 6 — Bank Financing Arrangements” for more information).

Related Party Short Term Notes Payable

In October 2013, the Company raised a total of $100,000 in funds from the Company’s Chairman under a subordinated line of credit agreement previously approved by the Company’s Board of Directors. The funds raised are being used for working capital purposes (see “NOTE 5 — Related Party and Other Short Term Notes Payable” for more information).

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

Index

Liquidity and Going Concern

We were profitable in each of the first two quarters in 2013, but unprofitable in the third quarter and unprofitable for the first three quarters of 2013 in total. We incurred a net loss of $3.3 million in fiscal year 2012. As of September 30, 2013, we have an accumulated deficit of $60.7 million. Our cash balances at September 30, 2013 were $0.4 million, including $0.8 million advanced on our bank lines of credit. At September 30, 2013, we had additional unused borrowing capacity of approximately $0.1 million on our bank lines of credit. Our balance sheet at September 30, 2013 has a current ratio (current assets divided by current liabilities) of 0.5 to 1.0, and a working capital deficit of $4.0 million (current assets less current liabilities). These circumstances raise substantial doubt about our ability to continue as a going concern.

In the last three years we have taken actions to reduce our expenses and to align our cost structure with economic conditions. We have the ability to further reduce expenses if necessary. Steps taken by us to reduce operating losses and achieve profitability include reduction of headcount to manage payroll costs, the introduction of new products, and continued close support of our distributors and our application development partners as they establish their mobile applications in key vertical markets. We believe that we will be able to further improve our liquidity and secure additional sources of financing by managing our working capital balances, use of our bank lines of credit, and raising additional capital as needed including development funding from development partners and the issuance of additional equity securities. However, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our bank line of credit may be terminated by the bank or by us at any time, and expires on January 10, 2014 unless renewed or further extended (see “NOTE 6 — Bank Financing Arrangements” for more information). If we cannot maintain profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of our current operations.

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

Revenues

Total revenues for the three and nine months ended September 30, 2013 were $3.3 million and $12.0 million, respectively, an increase of 18% and 11% from revenues of $2.8 million and $10.8 million, respectively, in the comparable periods one year ago. Our revenues are classified into two primary product families. Additionally, we sell OEM embedded products to third parties, and we continue to carry legacy plug-in connectivity products. Our product revenues and the corresponding increase or decrease in revenues for the comparable three and nine month periods are shown in the following table:

(revenues in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
Product family:	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Cordless barcode scanning and related products and service	$2,189	$1,300	68%	$7,259	$4,407	65%

Mobile handheld computer and related products and service	1,083	1,428	(24%)	4,197	6,041	(31%)

Other	20	68	(71%)	536	340	58%
Total	$3,292	$2,796	18%	$11,992	$10,788	11%

Index

Our cordless barcode scanning and related products and service revenues in the three and nine months ended September 30, 2013 were $2.2 million and $7.3 million, an increase of 68% and 65% compared to revenues of $1.3 million and $4.4 million in the comparable periods one year ago. Revenue increases of $0.5 million and $2.3 million in the comparable three and nine month periods were from increased sales volumes of our new entry level Apple certified cordless handheld barcode scanning product model 7Ci. Revenue increases of $0.3 million and $0.5 million in the comparable three and nine month periods were due to increased sales volumes of our Apple certified imager based cordless handheld scanner model 7Xi. Remaining revenue increases in the three month comparable periods were due to slight increases in sales volumes of our other cordless handheld scanning models, our cordless ring scanner, and accessories. In the nine month comparable periods, remaining revenue increases were due to slight increases in sales volumes of our other cordless handheld scanning models and accessories, partially offset by lower sales volumes of our cordless ring scanner.

Our mobile handheld computer and related products and service revenues in the three and nine months ended September 30, 2013 were $1.1 million and $4.2 million, a decrease of 24% and 31% compared to revenues of $1.4 million and $6.0 million in the corresponding periods one year ago. Mobile handheld computer revenues (excluding revenues from the related plug-in products, accessories, and services) declined by $0.3 million and $1.7 million in the three and nine month comparable periods reflecting lower overall sales volumes of our next generation SoMo 655 models compared to our previous SoMo 650 models in effect in the same periods one year ago. We commenced shipping our next generation mobile handheld computers into our distribution channel beginning in June 2012. Product transitions such as this tend to slow customer deployments because of the time needed by customers and integrators to evaluate and qualify the new models with their applications. The transition to the new models of our standard mobile handheld computer was substantially completed in the third quarter 2012 with the last shipments of available units of the older models. Additionally, sales of our new SoMo 655 models have been affected by the uncertainty surrounding Microsoft’s support of the Windows Embedded Handheld 6.5 operating system, which they recently clarified by their announced commitment to this operating system until early 2020, as discussed previously. Remaining declines in the comparable three and nine month periods were from declines in sales of our companion plug-in data collection products due primarily to lower sales volumes of CompactFlash plug-in barcode scanners, and from reduced sales of SocketCare and warranty services, reflective of the overall lower sales volumes of our mobile handheld computers in the comparable three and nine month periods in 2013 compared to 2012, as described previously. Partially offsetting these declines in companion plug-in sales and SocketCare and warranty service sales in the comparable nine month periods were increased sales of our mobile handheld computer related accessories.

Service revenues were $0.2 million or 5% of our revenues in the third quarter 2013 compared to $0.2 million or 6% of our revenues in the same quarter one year ago. Service revenues were $0.5 million or 4% of our revenues in the first nine months of 2013 compared to $0.6 million or 6% of our revenues in same period one year ago. Declines in service revenues in the three and nine month periods ended September 30, 2013, are due to declines in SocketCare service revenues reflecting declines in unit sales of our mobile handheld computers compared to the same periods one year ago, as described previously, Declines in the three month periods were offset by increases in levels of general out-of-warranty service revenues. Additional declines in the nine month comparable periods were due to declines in the levels of general out-of-warranty service revenues. Service revenues have been allocated to the respective products serviced in the table above.

Index

Other revenues in the third quarter 2013 were $20,000, a decrease of 71% compared to revenues of $68,000 in the comparable period one year ago. Other revenues in the first nine months of 2013 were $536,000, an increase of 58% compared to revenues of $340,000 in the comparable period one year ago. Revenues in the three and nine month periods in 2013 were primarily related one-time buys of legacy products including our Bluetooth modules and wireless LAN plug-in cards primarily within the first quarter 2013 by OEM customers, and to a lesser extent in the second and third quarters of 2013.

Gross Margins

Our gross margins in the three and nine months ended September 30, 2013 were 39% and 40%, compared to margins of 35% and 37%, in the corresponding periods one year ago. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Improvements in overall margins in three and nine months ended September 30, 2012 are due primarily to a change in mix of products sold favoring a greater proportion of sales of our cordless handheld barcode scanner models which overall have slightly higher than average margins, and a lower proportion of sales of our mobile handheld computers which have slightly lower than average margins. Additional margin improvements were due to reduced overhead costs in the third quarter and first nine months of 2013 compared to the same periods last year.

Research and Development Expense

Research and development expense in the three months ended September 30, 2013 was $578,000, a decrease of 9% compared to $635,000 in the corresponding period one year ago. Research and development expense for the nine months ended September 30, 2013 was $1,696,000, a decrease of 21% compared to research and development expense of $2,159,000 in the corresponding period one year ago. Reductions in the level of research and development expense in the three and nine month comparable periods were primarily due to reductions in personnel costs as a result of compensation expense reduction programs initiated in late 2012 and in effect through the first quarter 2013, declines in headcount levels in the comparable periods, and from lower levels of outside development activities in the first three quarters of 2013 compared to 2012 reflecting in 2012 the completion of the development of our next generation SoMo series of mobile handheld computers. Research and development expense in the fourth quarter of 2013 is expected to remain at levels similar to the third quarter.

Sales and Marketing Expense

Sales and marketing expense for the three months ended September 30, 2013 was $0.5 million, a decrease of 38% compared to sales and marketing expense of $0.8 million in the corresponding period one year ago. Sales and marketing expense for the nine month period ended September 30, 2013 was $1.6 million, a decrease of 40% compared to sales and marketing expense of $2.7 million in the corresponding period one year ago. Decreases in sales and marketing expense in the three and nine months ended September 30, 2013 of $0.2 million and $0.8 million, were due to declines in personnel costs due primarily to lower overall comparable headcount. Remaining declines in the comparable three and nine month comparable periods were due to declines in advertising and promotional costs, and decreased use of outside services. Sales and marketing expense in the fourth quarter of 2013 is expected to increase slightly from third quarter levels.

Index

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2013 was $0.4 million, a decrease of 13% compared to general and administrative expense of $0.5 million in the corresponding period one year ago. General and administrative expense for the nine month period ended September 30, 2013 was $1.3 million a decrease of 17% compared to general and administrative expense of $2.7 million in the corresponding period one year ago. Declines in the comparable three and nine month periods were due primarily to lower stock compensation expense and reductions in consulting and professional service fees and outside services. Partially offsetting these expense declines were increased occupancy costs in the comparable three and nine month periods. General and administrative expense is expected to moderately increase in the fourth quarter of 2013 from third quarter levels.

Interest Expense and Other, Net of Interest Income and Other

Interest expense and other, net of interest income and other, in the three and nine months ended September 30, 2013 was $124,000 and $330,000, respectively, compared to $70,000 and $126,000, respectively, in the same periods one year ago. Interest expense in the three and nine months ended September 30, 2013 was related primarily to interest on amounts advanced under short term credit agreements, interest on amounts drawn on our bank lines of credit, interest on our convertible notes payable issued in 2012 and reissued in August of 2013 (see “NOTE 4 — Related Party Convertible Notes Payable”) and interest on other of our notes payable (see “NOTE 5 — Related Party and Other Short Term Notes Payable” for more information). Interest expense in the three and nine months ended September 30, 2012 was related primarily to interest on amounts drawn on our bank lines of credit, interest on our short term loan advanced on August 31, 2012, and interest on our convertible note payable issued on August 31, 2012. Additionally, interest expense in each of the comparable periods includes interest on equipment lease financing obligations.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable periods, reflecting low average cash balances combined with low average rates of return. Other income and expense includes foreign currency transaction gains and losses, which were nominal in each of the periods presented.

Income Taxes

Deferred tax expense in the first nine months of 2013 and 2012 and the corresponding deferred tax liability shown on our balance sheet, is related entirely to the deferred tax liability on the portion of our goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. We maintain a full valuation allowance for all other components of deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized. We have not generated taxable income in any periods in any jurisdiction, foreign or domestic.

Index

Cash Flows and Contractual Obligations

As reflected in our Statements of Cash Flows, net cash used in operating activities was $0.3 million in the first nine months of 2013, compared to cash used in operating activities of $0.7 million in the comparable period one year ago. We calculate net cash provided by or used in operating activities by reducing our net loss ($0.2 million net loss in the first nine months of 2013, and $2.6 million net loss in the first nine months of 2012) by those expenses that did not require the use of cash, and reversing gains or losses that did not generate or use cash. These items consist of stock based compensation expense, depreciation, amortization of intangible assets, and deferred tax expense. These amounts totaled $0.4 million and $0.7 million in the first nine months of 2013 and 2012, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In the first nine months of 2013, changes in operating assets and liabilities resulted in a net use of cash of $0.5 million and were primarily from decreases in accounts payable reflecting reductions in balances due to key suppliers, net increases in accounts receivable due to higher overall shipments to our distributors in the third quarter of 2013 compared to the fourth quarter of last year, and increases in inventory. These uses of cash were partially offset primarily by increases in the inventory levels in our distribution channel. In the first nine months of 2012 changes in operating assets and liabilities resulted in a net source of cash of $1.2 million and were primarily from reductions in accounts receivables due to lower overall shipments to our distributors in the third quarter of 2012 compared to the fourth quarter of the prior year, and reductions in inventory due primarily to reduced stocking levels of our SoMo 650 mobile handheld computers as we transitioned to the next generation SoMo 655 models. These were partially offset by declines in accounts payable as the result of reduced overall inventory purchases as a result of lower shipping levels in the third quarter 2012 previously mentioned.

Cash used in investing activities was $0.1 million in the first nine months of 2013 compared to $0.2 million in the first nine months of 2012. Investing activities in the first nine months of 2013 is related primarily to expenditures on product tooling and purchases of computer equipment. Investing activities in the first nine months of 2012 is related primarily to expenditures on tooling for our next generation mobile handheld computer which we began shipping into our distribution channel in June 2012.

Cash provided by financing activities was $0.5 million in the first nine months of 2013 compared to cash provided by financing activities of $0.3 million in the first nine months of 2012. Financing activities in the first nine months of 2013 consisted primarily of proceeds from the issuance of related party and other short term notes payable primarily in the first quarter and net amounts advanced on our bank lines of credit, partially offset by repayment of a short term note originally advanced on August 31, 2012 with final repayment completed in January 2013, and note redemptions by a related party convertible note holder and other note holder. Financing activities in the first nine months of 2012 consisted primarily of proceeds from the issuance of convertible notes payable, net proceeds from the advance of a short term loan, and proceeds from stock option and warrant exercises. These were partially offset by net amounts paid on our bank lines of credit.

Our contractual cash obligations at September 30, 2013 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$2,284,000	$2,284,000	$—	$—	$—
Operating leases	3,830,000	374,000	794,000	859,000	1,803,000
Short term notes payable	550,000	550,000	—	—	—
Capital leases	64,000	23,000	41,000	—	—
Total contractual obligations	$6,728,000	$3,231,000	$835,000	$859,000	$1,803,000

Index

We have outstanding amounts borrowed under our domestic and international lines of credit with Silicon Valley Bank (the “Bank”) at September 30, 2013 of approximately $721,000 and $126,000, respectively. Accrued interest related to the amounts outstanding at September 30, 2013 was approximately $7,000. The credit facility agreement was to expire on October 12, 2013. On October 12, 2013, we agreed with the Bank to extend the agreement for an additional three month period ending January 10, 2014. The agreement may be terminated by us or by the Bank at any time. Upon such termination, the Bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at the Bank’s discretion and the bank is not obligated to make advances.

Additionally, at September 30, 2013 we had outstanding a total of $778,000 in subordinated convertible notes issued to select officers and directors of the Company. $381,000 of these notes have a term of four years that accrue interest at 8% per annum compounded quarterly, mature on September 4, 2017, and have a note holder call provision that becomes effective on September 4, 2014. $372,000 of the notes have a term of four years that accrue interest at 18% per annum compounded quarterly, mature on September 4, 2017, and do not have a call provision. The remaining $25,000 of notes have a term of two years that accrue interest at 8% per annum, mature on August 1, 2014, and can be redeemed any time at the discretion of the note holder. Accrued interest for all convertible notes is payable upon redemption. The notes are convertible into common stock at the option of the holder at $2.44 per share as long as warrants issued on November 19, 2010 are outstanding, or at $1.25 per share for the four-year notes and $2.00 per share for the two year notes, if these warrants are no longer outstanding. The warrants issued on November 19, 2012 expire on May 20, 2016. Accrued interest expense at September 30, 2013 for all convertible notes outstanding was approximately $12,000. The notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Silicon Valley Bank.

Off-Balance Sheet Arrangements

As of September 30, 2013, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash and our bank credit line facilities. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended September 30, 2013, a decline of 1% in interest rates would not have had a material effect on our quarterly interest income. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the greater of either 5% or the lender's prime rate plus 1%, for both the domestic line (up to $1.5 million) and the international line (up to $1.0 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. Based on a sensitivity analysis during the quarter ended September 30, 2013, an increase of 1% in the interest rate would have increased our borrowing costs by approximately $4,000 (in cases where the applicable interest rate is greater than 5%). The credit line agreement also specifies a fixed collateral handling fee of 0.25% per month on the full amount of the accounts receivable provided as collateral for the outstanding balances advanced under the credit line.

Index

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended September 30, 2013, an adverse change of 10% in exchange rates would have resulted in a reduction in our net income for the third quarter 2013 of approximately $26,000 if left unprotected. For the third quarter of 2013 the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $3,000. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the last fiscal quarter ended September 30, 2013 and this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We were profitable in each of the first two quarters in 2013, but unprofitable in the third quarter and for the first three quarters of 2013 in total. Fiscal year 2004 was the only profitable year in our history, and only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. To achieve ongoing profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

Index

We may require additional capital in the future, but that capital may not be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

We may incur operating losses in future quarters and would need to raise capital to fund such losses. Our forecasts are highly dependent on factors beyond our control, including market acceptance of our products and delays in deployments by businesses of applications that use our handheld computers and our data collection products. Even if we maintain profitable operating levels, we may need to raise capital to provide sufficient working capital to fund our growth. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all.

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

We expect to experience quarterly fluctuations in operating results in the future. We generally ship orders as received, and as a result we may have little backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, we have often recognized a substantial portion of our revenue in the last month of the quarter. This subjects us to the risk that even modest delays in orders or in the manufacture of products relating to orders received, may adversely affect our quarterly operating results. Our operating results may also fluctuate due to factors such as:

·	the demand for our products;
·	the size and timing of customer orders;
·	unanticipated delays or problems in our introduction of new products and product enhancements;
·	the introduction of new products and product enhancements by our competitors;
·	the timing of the introduction and deployments of new applications that work with our products;
·	changes in the revenues attributable to royalties and engineering development services;
·	product mix;

Index

·	timing of software enhancements;
·	changes in the level of operating expenses;
·	competitive conditions in the industry including competitive pressures resulting in lower average selling prices;
·	timing of distributors’ shipments to their customers;
·	delays in supplies of key components used in the manufacturing of our products, and
·	general economic conditions and conditions specific to our customers’ industries.

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

A significant portion of our revenue comes from a limited number of distributors. ScanSource, Inc., Ingram Micro Inc., and BlueStar, Inc., together represented approximately 55% and 48% of our worldwide revenues in the first nine months of 2013 and fiscal year 2012, respectively. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with ScanSource, Inc., Ingram Micro Corporation, or BlueStar Inc., or any of our other significant distributors, we would experience disruption and delays in marketing our products.

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

Export sales (sales to customers outside the United States) accounted for approximately 24% and 40% of our revenues in the first nine months of 2013 and fiscal 2012, respectively. Accordingly, our operating results are subject to the risks inherent in export sales, including:

·	longer payment cycles;
·	unexpected changes in regulatory requirements, import and export restrictions and tariffs;
·	difficulties in managing foreign operations;
·	the burdens of complying with a variety of foreign laws;
·	greater difficulty or delay in accounts receivable collection;
·	potentially adverse tax consequences; and
·	political and economic instability.

Index

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

As of November 8, 2013, we had 4,867,063 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

Index

As of November 8, 2013, we had 1,696,239 shares of common stock subject to outstanding options under our stock option plans, and 178,829 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of November 8, 2013, we had 57,776 shares of common stock subject to outstanding warrants issued in our 2009 private placement. We have registered the resale of all shares of common stock subject to the warrants. Accordingly, the shares of common stock underlying these warrants will be eligible for resale in the public market as soon as the warrants are exercised, subject to S-3 prospectus delivery requirements.

As of November 8, 2013, we had 550,000 shares of common stock subject to outstanding warrants issued in connection with the convertible note financing in November 2010. We have registered the resale of all shares of common stock subject to the note conversion and warrants. Accordingly, the shares of common stock underlying the note and warrants will be eligible for resale in the public market as soon as the note is converted and the warrants are eligible and exercised, subject to S-3 prospectus delivery requirements.

As of November 8, 2013, we had $777,625 in subordinated convertible notes payable. Up to 960,495 shares of common stock could be issued for conversion of the notes plus all accrued interest thru the maturity dates of August 1, 2014 and September 4, 2017.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2012 through November 8, 2013, our common stock price fluctuated between a high of $3.90 and a low of $0.70. On July 30, 2012, our common stock was delisted from the Nasdaq market and began trading on the Over-the-Counter Marketplace. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: November 13, 2013	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 13, 2013	/s/ David W. Dunlap
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