Form 10-K
period 2013-12-31
SOCKET MOBILE, INC.
filed 2014-03-31
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(510) 933-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 Par Value per Share	OTCQB

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of June 30, 2013, the aggregate market value of the registrant’s Common Stock ($0.001 par value) held by non-affiliates of the registrant was $7,607,943 based on the closing sale price as reported on the Over the Counter Marketplace system.

Number of shares of Common Stock ($0.001 par value) outstanding as of March 21, 2014: 4,904,563 shares

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III are incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2014. Such Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements forecasting our future financial condition and results, our future operating activities, market acceptance of our products, expectations for general market growth of handheld computers and other mobile computing devices, growth in demand for our products, expansion of the markets that we serve, expansion of the distribution channels for our products, adoption of our embedded products by third-party manufacturers of electronic devices, and the timing of the introduction and availability of new products, as well as other forecasts discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “may,” “will,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Factors that could cause actual results and outcomes to differ materially include, but are not limited to: continued weakness in the U.S. and world economy generally and in the markets we serve in particular; the risk of delays in the availability of our products due to technological, market or financial factors including the availability of product components and necessary working capital; our ability to successfully develop, introduce and market future products; our ability to effectively manage and contain our operating costs; the availability of announced third-party handheld computer hardware and software that our products are intended to work with; product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with; continued growth in demand for handheld computers and barcode scanners; market acceptance of emerging standards such as Bluetooth® and wireless LAN and of our related connection, data collection and mobile handheld computer products; the ability of our strategic relationships to benefit our business as expected; our ability to enter into additional distribution relationships; or other factors described in this Form 10-K including “Item 1A. Risk Factors” and recent Form 8-K and Form 10-Q reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the financial statements and notes included elsewhere in this report, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

Item 1. Business

The Company

We are a producer of mobile cordless barcode scanners and handheld computers for the business mobility markets, generating 62 percent and 34 percent respectively of our 2013 revenue, compared to 44 percent and 53 percent respectively of our 2012 revenue. Our markets for our barcode scanning products as defined by Venture Development Corporation (a leading technology market research firm) include retail, commercial services and healthcare.

Our products are designed for a mobile worker using applications running on mobile devices while walking or standing. We offer easy-to-use software developer kits to application developers that enable the integration of our barcode scanning software into mobile applications running on Smartphones, tablets and mobile computers. These devices use operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®/Windows Mobile™). We focus on serving the needs of application developers as our barcode scanner sales are application driven. Once we are built into an application, our products become an ingredient of their solutions and marketing programs. Our registered developer program for barcode scanning has grown to over 700 developers which include developers of third party applications such as retail point of sale software licensed to customers and developers building in-house commercial services programs for business entities. We offer barcode scanning models for both 1D and 2D barcode scanning, and all connect cordlessly with a Smartphone, tablet or mobile computer over Bluetooth. We design our own products and test and assemble product components obtained from third party contract manufacturers. We perform final product assembly and testing and package and distribute our products at and from our Newark, California facility. We offer our products worldwide through two tier distribution enabling customers to purchase from a large number of resellers of electronic products around the world. We believe growth in mobile applications and the mobile workforce are resulting from technical advances in mobile technologies, cost reductions in mobile devices and the growing adoption by businesses of mobile applications, building a growing demand for our products. Our barcode scanning products address the growing need for speed and accuracy by today’s mobile workers, thereby enhancing their productivity and allowing them to exploit time sensitive opportunities and improve customer satisfaction.

Products

Cordless barcode scanners

We offer a family of cordless barcode scanning products that connect over Bluetooth with smartphones, tablets and mobile computers running operating systems from Apple (iOS), Google (Android), and Microsoft (Windows/Windows Mobile). Our cordless barcode scanners include two dimensional (2D) and linear (1D) barcode scanners in both durable and colorful cases. Our series 7 models are lightweight and ergonomically designed as a standalone handheld barcode scanner and are widely used with tablet computers. Our series 8 models can be used stand-alone or attach to a Smartphone to enable one-handed barcode scanning. We also offer wearable cordless ring scanners for hands free barcode scanning. Extended warranty programs are available for all of our barcode scanning products. In 2013, our cordless barcode scanning revenue including accessories and service represented 62 percent of total revenue compared to 44 percent in 2012, and increased 63 percent over 2012.

Handheld Computers

We offer a family of SoMo® (“Socket® Mobile”) handheld computer products in standard or antimicrobial cases running the Windows Embedded Handheld System 6.5 operating system. Handheld computer accessories include plug-in 1D and 2D barcode scanners, cradles, radio frequency identification (RFID) readers and magnetic stripe readers. Our handheld computers are designed with wireless LAN (802.11 b/g/n) and Bluetooth connectivity for use with applications that do not require phones. We also offer handheld computers without wireless connectivity for secure environments. Our newest family of handheld computers, SoMo Model 655, commenced sales in June 2012, replacing the SoMo650 introduced in 2007. In 2013, our handheld computer revenue including accessories and service represented 34 percent of total revenue compared to 53 percent in 2012, and declined 26 percent from 2012.

Service

Our products are warranted for one year and we offer SocketCare extended warranty programs for up to three years including repair or replacement due to accidental breakage. We will also service products that are beyond their warranty period.

OEM and Legacy Products

We make available to original equipment manufacturers (“OEMs”) customized versions of our products. We also supply small quantities of discontinued legacy products on request when available. In 2013, our OEM and legacy product revenue represented 4 percent of our total revenue compared to 3 percent in 2012.

Developer Support Programs

Barcode Scanning. We offer a barcode scanning software developer kit (“SDK”) to registered software application developers. Our barcode scanning SDK enables developers to easily integrate Socket’s SocketScan barcode scanning software into their applications. When integrated, the application owns the barcode scanner and controls its behavior. The SocketScan software works with smartphones, tablets and computers using operating systems from Apple (iOS), Google (Android), and Microsoft (Windows and Windows Mobile). We also support using the internal camera for barcode scanning. As of March 2014 we had more than 700 registered developers for our barcode scanning SDK including developers of third party applications and developers of in-house applications for businesses and we estimate more than 300 applications are in the market. The primary segments being addressed by registered developers are retail, commercial services, and healthcare.

Handheld Computers. Our SDK for the SoMo 655 handheld computer was introduced in the second half of 2012 and enables registered developers to avail themselves of features on our SoMo655 handheld computer that would not otherwise be accessible on the SoMo655 operating system, Windows Embedded 6.5. As of March 2014, we had more than 100 registered developers for our Handheld Computer SDK.

General

Total employee headcount on December 31, 2013 was 48. We subcontract the manufacturing of all of our products to independent third-party contract manufacturers located in North America, Taiwan and other Asian countries that have the equipment, know-how and capacity to manufacture products to our specifications. Our handheld computers and data collection products are sold through a worldwide network of distributors and resellers, vertical industry partners, and value added resellers. Our OEM products are sold directly to the original equipment manufacturers.

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

Marketing Strategy and Dynamics

Capitalize on Strategic Relationships. We actively promote software application developers to integrate our products into their applications through our developer support program. We provide easy to use software developer kits, training and technical support to our registered developers. We support the marketing activities of our registered developers in promoting the applications that include our products. Once our barcode scanning products are integrated into a developer application, our products become part of the application solution and we become part of the marketing program for that application. We stay current on operating system updates provided by Apple, Google and Microsoft to support new products running the latest versions of these operating systems on Smartphones, tablets and mobile computers while providing backward compatibility. We spend extensive engineering time and resources to ensure that our cordless barcode scanning products are compatible with a wide variety of the most popular smartphones, tablets and mobile computers running a variety of operating systems. We adhere to standards of a number of standards setting bodies whose technologies are used in our products including Bluetooth (both handheld computers and cordless barcode scanners) and wireless LAN (handheld computers).

Markets. The primary mobile barcode scanning markets we serve are retail and commercial services as described by Venture Development Corporation. We also serve to a lesser extent the healthcare market which is growing more slowly. We expect all three of these markets to increase the availability and use of mobile applications and the demand for mobile barcode scanners. Our SoMo handheld computers are used in many hospitality and healthcare applications.

Expand and improve our product offerings. We offer a wide range of products that enable developers and their customers to design their mobile systems to meet their specific requirements, and we encourage our distributors to support the full range of our products. The goal is for customers to view Socket as a primary source for their mobile barcode scanning needs. Within our family of barcode scanning products, we offer rugged and durable cases (the latter in multiple colors), linear imaging and laser barcode scanning, 2D barcode scanning, and two form factors: a stand-alone cordless barcode scanner ergonomically designed to be held in the hand (our model 7 series) and our model 8 series designed to be attached to a Smartphone to enable one-handed barcode scanning or used as a stand-alone barcode scanner. We design our products to comply with the regulations of the many worldwide agencies that regulate the safety, performance and use of electronic products. For the SoMo family of handheld computers, we’ve upgraded the operating system and management software, adding many operating system features such as multiple language support, upgraded to later versions of the Windows (Mobile) embedded handheld operating system, and upgraded our Bluetooth and wireless LAN management software.

Price our products competitively and available worldwide. We have designed our products to be priced competitively although we are subject from time to time to changes in component pricing by our suppliers. We distribute our products through a worldwide distribution network that places products into geographic regions to shorten purchasing times and provides a credit shield to us. Our largest distributors are Ingram Micro®, ScanSource® and BlueStar, and they support a worldwide network of electronic product resellers including Amazon®.com, CDW® and Barcodes, Inc.

Build a Strong Brand Name. We believe that our products make a difference in the daily work life of mobile workers and the people they serve. We are building a brand image focused on business mobility. This image closely associates us with business mobility solutions and to reflect this image, we began doing business as Socket Mobile, Inc. in January 2007 and changed our legal name to Socket Mobile, Inc. in April 2008. We stress with customers the design of our products for the markets they address, emphasizing quality and standards-based connectivity. Mobility requires products that are compact and designed to be handled while mobile, with low power consumption to extend time between charges, and easy to use. We strive to offer high performance products in a wide range of competitive prices. Through our developer support program, we work closely with application developers developing productivity enhancing applications for the mobile workforce. Our overall company brand identity and positioning goal is to be a leading provider of easy-to-deploy business mobility systems to the business mobility market.

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

Cordless Barcode Scanning. We offer a full range of stand-alone cordless barcode hand scanners connecting to smartphones, tablets and other computing devices over Bluetooth. Our SocketScan Software Developer Kit enables registered third party application developers to integrate the features of our SocketScan software into their applications and helps differentiate our products. We face competition from products similar to our cordless hand scanners from Koamtec, Code Corporation, and Opticon (Japan). Users of smartphones and tablets may also scan barcodes with their camera phone, although the process is much slower than with our products and larger devices such as tablets may be difficult to position to obtain a barcode scan. Users may choose a barcode scanner that connects with a wire directly to an Apple tablet, iPhone or computer such as offered by Infinite Peripherals and Honeywell. Users also may choose more rugged barcode scanners as an alternative, some of which are integrated into computing devices from manufacturers such as Datalogic, Honeywell®, LXE (acquired by Honeywell), Intermec® (acquired by Honeywell), Motorola® Solutions and Psion Teklogix (acquired by Motorola). These devices are not Apple certified. They will connect over Bluetooth, but don’t offer extensive tools for software developers such as our software developer kit to integrate features of our sophisticated barcode scanning software SocketScan into barcode scanning applications.

Handheld Computers. A number of larger, well financed companies manufacture handheld mobile computers. Most of the manufacturers offer only ruggedized systems that are higher priced and larger than our devices but are capable of running the same applications. Many of these systems have built in barcode scanners, are larger, heavier and more expensive, so do not directly compete with our products but are an alternative. These companies include Datalogic, Honeywell, LXE (acquired by Honeywell), Intermec (acquired by Honeywell), Motorola Solutions and Psion Teklogix (acquired by Motorola). Consumer grade products (durable rather than rugged) also provide competitive alternatives to our products. These companies include Bluebird (selling under the brand name Pidion), Unitek and Janam and some of their products include integrated barcode scanners.

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

Sales of our handheld computer family of products, the SoMo650, introduced in 2007 and replaced in 2012 with the SoMo655, are designed as a close replacement for classic PDAs such as the Hewlett-Packard Series 200 family of handheld computer products that were discontinued by Hewlett-Packard in 2011. We have enhanced our product offerings with a software developer kit that enables registered developers to avail themselves of features on our SoMo655 handheld computer that would not otherwise be accessible under the Windows Embedded 6.5 operating system. More than 75,000 SoMo handheld computers have been sold since 2007.

Proprietary Technology and Intellectual Property

We have developed a number of technological building blocks that enhance our ability to design new hardware and software products, to offer products which run on multiple software and hardware platforms, and to manufacture and package products efficiently.

We own and control the design of our barcode scanners and our SoMo handheld computer, enabling us to modify its features or software to meet specific customer requirements.

Another area of intellectual property is our expertise in embedded radio-dependent firmware. Within our Bluetooth cordless products are software and firmware that include a wide variety of functions to enable efficient radio control and overall systems functionality. For cordless barcode scanning this includes our patented Error Proof Protocol, which is designed to ensure that scanned data is correctly received by the mobile computing device and allows for real-time validation of data and error notification to the user. We have developed SocketScan barcode scanning software that allows our products to communicate with applications on Smartphones and tablets running operating systems from Apple (iOS), Google (Android), and Microsoft (Windows and Windows Mobile). We hold twenty-nine U.S. patents and ten design patents covering various inventions that relate to mobile products and to the design of our products. We have other patent applications undergoing review.

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

Personnel

Our future success will depend in significant part upon the continued service of certain of our key technical and senior management personnel, and our continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Our total employee headcount as of December 31, 2013 was 48. Our employees are not represented by a union, and we consider our employee relationships to be good. As of December 31, 2013, we had 12 persons in sales and marketing and customer service, 9 persons in development engineering, 8 persons in finance and administration, and 19 persons in operations.

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

We were profitable in each of the first two quarters in 2013, but unprofitable in the third and fourth quarters, and unprofitable in total for fiscal 2013. Fiscal year 2004 was the only profitable year in our history, and only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. To achieve ongoing profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

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

Several of our component parts, including our barcode scanning modules, and our line of mobile handheld computers, are produced by one or a limited number of suppliers. Shortages or delays could occur in these essential components due to an interruption of supply or increased demand in the industry. Suppliers may choose to restrict credit terms or require advance payment causing delays in the procurement of essential materials. If we are unable to procure certain component parts, we could be required to reduce our operations while we seek alternative sources for these components, which could have a material adverse effect on our financial results. To the extent that we acquire extra inventory stocks to protect against possible shortages, we would be exposed to additional risks associated with holding inventory, such as obsolescence, excess quantities, or loss.

If third-parties do not produce and sell innovative products with which our products are compatible, we may not achieve our sales projections.

Our success has been dependent upon the ability of third-parties in the mobile computing industry to successfully develop applications and products that include or are compatible with our technology, and then to sell these applications and products into the marketplace. Even if we are successful in marketing and selling our line of scanners and mobile handheld computers, our ability to generate increased revenue depends significantly on the commercial success of other parties' applications and products, particularly vertical market software applications for use with our scanners and mobile handheld computers and peripherals, and tablet computers and phone-integrated devices including those from Apple, Google, and Microsoft, with which our scanners can be used, and the adoption of mobile applications and computing devices for business use.

A number of manufacturers of handheld computers have reduced the number of handheld products they offer, or curtailed development of future handheld computer products, reducing the number of third-party devices compatible for use with our mobile handheld computer peripheral plug-in products. Sales of standard handheld computing devices such as our mobile handheld computer have been declining due to the increased popularity of alternative tablet and smartphone devices, and sales of our mobile handheld computer and related peripheral plug-in products may continue to decline in the future.

If application developers are not successful in their efforts to develop, market, and sell their applications into which our software and products are incorporated, we may not achieve our sales projections.

We are dependent upon application developers to integrate our scanning software and scanning products into their applications designed for mobile workers using smartphones, tablets and mobile computers, and to successfully market and sell those application products and solutions into the marketplace. We focus on serving the needs of application developers as sales of our barcode scanners are application driven. However, these developers may take considerable time to complete development of their applications, may experience delays in their development timelines, may develop competing applications that may limit their success, be unsuccessful in marketing and selling their application products and solutions to customers, or may experience delays in customer deployments and implementations, which would adversely affect our ability to achieve our revenue projections.

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

A significant portion of our revenue comes from a limited number of distributors. In fiscal years 2013 and 2012, Ingram Micro Inc., ScanSource, Inc., and BlueStar, Inc. together represented approximately 55% and 48%, respectively, of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with Ingram Micro Corporation or ScanSource, Inc., or any of our other significant distributors, we would experience disruption and delays in marketing our products.

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

The demand for our products depends on many factors and is difficult to forecast. We expect that it will become more difficult to forecast demand given current economic conditions, as we introduce and support more products, and as competition in the markets for our products intensifies. If demand is lower than forecasted levels, could have excess production resulting in higher inventories of finished products and components, which could lead to write-downs or write-offs of some or all of the excess inventories, and reductions in our cash balances. Lower than forecasted demand could also result in excess manufacturing capacity at our third-party manufacturers and in our failure to meet minimum purchase commitments, each of which may lower our operating results.

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

A number of our officers and senior managers have been employed for nineteen to twenty-one years by us, including our President, Chief Financial Officer, and Chief Technical Officer. Our future success will depend upon the continued service of key officers and senior managers. Competition for officers and senior managers is intense, and there can be no assurance that we will be able to retain our existing senior personnel. The loss of one or more of our officers or key senior managers could adversely affect our ability to compete.

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

Export sales (sales to customers outside the United States) accounted for approximately 30% and 40% of our revenue in fiscal years 2013 and 2012, respectively. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of March 21, 2014, we had 4,904,563 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of March 21, 2014, we had 1,850,183 shares of common stock subject to outstanding options under our stock option plans, and 219,567 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of March 21, 2014, we had 57,776 shares of common stock subject to outstanding warrants issued in our 2009 private placement. We have registered the resale of all shares of common stock subject to the warrants. Accordingly, the shares of common stock underlying these warrants will be eligible for resale in the public market as soon as the warrants are exercised, subject to S-3 prospectus delivery requirements.

As of March 21, 2014, we had 976,000 shares of common stock subject to outstanding warrants issued in connection with the convertible note financing in November 2010. We have registered the resale of all shares of common stock subject to the note conversion and warrants. Accordingly, the shares of common stock underlying the note and warrants will be eligible for resale in the public market as soon as the note is converted and the warrants are eligible and exercised, subject to S-3 prospectus delivery requirements.

As of March 21, 2014, we had $777,625 in subordinated convertible notes payable. Up to 991,914 shares of common stock could be issued for conversion of the notes plus all accrued interest thru the maturity dates of August 1, 2014 and September 4, 2017.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2013 through March 21, 2014, our common stock price fluctuated between a high of $2.20 and a low of $0.70. On July 30, 2012, our common stock was delisted from the Nasdaq market and began trading on the Over-the-Counter Marketplace. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Company’s common stock is traded on the OTCQB Marketplace under the symbol “SCKT.”

The quarterly high and low sales prices of our common stock, as reported on the OTCQB Marketplace through March 21, 2014 and for the last two fiscal years are as shown below:

	Common Stock
Quarter Ended	High	Low
2012
March 31, 2012	$3.90	$1.87
June 30, 2012	$2.60	$1.95
September 30, 2012	$2.25	$0.96
December 31, 2012	$1.43	$0.85
2013
March 31, 2013	$1.89	$0.70
June 30, 2013	$2.20	$0.92
September 30, 2013	$1.98	$1.12
December 31, 2013	$1.45	$0.70
2014
March 31, 2014 (through March 21, 2014)	$1.14	$0.70

On March 21, 2014, the closing sales price for our common stock as reported on the OTCQB Marketplace was $0.93. We had approximately 3,400 beneficial stockholders of record as of March 17, 2014. We have not paid dividends on our common stock, and we currrently intend to retain future earnings for use in our business and do not anticipate paying dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Performance Graph

The performance graph shown below shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of Socket Mobile, Inc. under the Securities Act of 1933, as amended, or the Exchange Act. The performance graph below shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from December 31, 2008 through December 31, 2013 comparing the return on the Company's common stock with the Russell 2000 Index and the NASDAQ Computer & Data Processing Index. No dividends have been declared or paid on the common stock during such period. Historical stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and the notes thereto in Item 8, “Financial Statements and Supplementary Data.”

	Years Ended December 31,
(Amounts in thousands except per share)	2009(a)	2010(c)	2011(c)	2012	2013
Income Statement Data:
Revenue	$17,127	$13,498	$17,511	$13,565	$15,661
Gross profit	$7,374	$5,401	$7,250	$5,047	$6,303
Operating expenses	$15,702	$9,116	$8,524	$8,056	$6,426
Net loss	$(7,889)	$(3,976)	$(2,422)	$(3,298)	$(620)
Net loss per common share: Basic and diluted	$(2.21)	$(1.05)	$(0.56)	$(0.68)	$(0.13)
Weighted average shares outstanding:
Basic and diluted	3,562	3,796	4,360	4,854	4,865

	At December 31,
	2009	2010	2011	2012	2013
Balance Sheet Data:
Cash and cash equivalents	$1,940	$461	$957	$391	$606
Restricted cash (b)	$—	$711	$—	$—	$—
Total assets	$11,743	$9,067	$10,397	$7,921	$8,102

Bank line of credit	$1,002	$—	$1,110	$811	$764
Senior convertible note (b)	$—	$330	$—	$—	$—
Related party subordinated convertible note	$—	$—	$—	$750	$650
Short term subordinated note	$—	$—	$—	$95	$778
Capital leases and deferred rent - long term portion	$97	$202	$184	$227	$265

Total stockholders’ equity	$5,388	$2,893	$3,126	$469	$133

(a)	Amounts for 2009 include goodwill impairment charges of $5.4 million recorded as of December 31, 2009.

(b)	Under the terms of the senior convertible note financing closed in November 2010, the Company was required to set aside cash collateral to the extent qualified accounts receivables are less than the note plus interest. At December 31, 2010, the cash collateral requirement was $0.7 million. At December 31, 2010 the amount shown as the Company’s senior convertible note, represents the $1.0 million face value of the note net of debt discount of $0.67 million. The note was subsequently called by the Company in August 2011, and the note holder completed full conversion of the note to common stock by September 2011.

(c)	In the years ended December 31, 2010 and 2011, the net loss includes non-cash charges to interest expense of approximately $56,000 and $1,050,000, respectively, related to the Company’s senior convertible note closed in November 2010 (see item (b) discussed immediately above).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results

of Operations

Liquidity and Going Concern

During the years ended December 31, 2013 and 2012, we incurred net losses of $0.6 million and $3.3 million, respectively. As of December 31, 2013, we have an accumulated deficit of $61.1 million. Our cash balances at December 31, 2013 were $0.6 million, including $0.8 million advanced on our bank lines of credit. At December 31, 2013, we had additional unused borrowing capacity of approximately $0.1 million on our bank lines of credit. Our balance sheet at December 31, 2013 has a current ratio (current assets divided by current liabilities) of 0.4 to 1.0, and a working capital deficit of $4.3 million (current assets less current liabilities). These circumstances raise substantial doubt about our ability to continue as a going concern.

We have taken actions to reduce our expenses and to align our cost structure with economic conditions. We have the ability to further reduce expenses if necessary. Steps taken by us intended to reduce operating losses and achieve profitability include reduction of headcount to manage payroll costs, the introduction of new products, and continued close support of our distributors and our application development partners as they establish their mobile applications in key vertical markets. We extended the maturity dates on our convertible notes originally issued in 2012 (see NOTE 2 — Related Party Convertible Notes Payable” for more information). We completed additional financing in 2013 (see “NOTE 3 — Related Party and Other Short-Term Notes Payable” for more information). We believe that we will be able to further improve our liquidity and secure additional sources of financing by managing our working capital balances, use of our bank lines of credit, and raising additional capital as needed including development funding from development partners and the issuance of additional equity securities. However, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our new bank line of credit may be terminated by the bank or by us at any time (see “NOTE 4 – Bank Financing Arrangements”). If we cannot attain profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of our current operations.

If we can return to revenue growth and attain profitability, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increased expenses, including an increase of costs relating to new employees to support our growth and increases in salaries, benefits, and related support costs for employees.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our financial statements for the years ended December 31, 2013 and 2012. The application of these policies requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on a combination of historical experience and reasonable judgment applied to other facts. Actual results may differ from these estimates, and such differences may be material to the financial statements. In addition, the use of different assumptions or judgments may result in different estimates. We believe our critical accounting policies that are subject to these estimates are: Revenue Recognition and Accounts Receivable Reserves, Inventory Valuation, Stock Based-Compensation, and Valuation of Goodwill and Other Intangible Assets.

Revenue Recognition and Accounts Receivable Reserves

We defer revenue recognition on products sold to distributors until our distributors sell the products to their customers, because our distributors generally have limited rights to return products to us for stock rotation, stock reduction, or replacement of defective product. The amount of deferred revenue net of related cost of revenue is classified as deferred income on shipments to distributors on our balance sheet. We use inventory reports received from our distributors at the end of each reporting period to determine the extent of inventory at the distributor, and thus, the amount of income to defer. Stock rotation and stock reduction from our distributors generally results in a balance sheet adjustment to our deferred income and does not impact our revenue or cost of revenue.

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

We also earn revenue from an extended warranty service program offered on select products. Revenues from the extended warranty service program are recognized ratably over the life of the extended warranty contract. The amount of unrecognized warranty service revenue is classified as deferred service revenue and presented on our balance sheet in its short and long-term components. We also earn revenue from services performed in connection with consulting arrangements. For those contracts that include contract milestones or acceptance criteria we recognize revenue as such milestones are achieved or as such acceptance occurs. In some instances the acceptance criteria in the contract requires acceptance after all services are complete and all other elements have been delivered, in which case revenue recognition is deferred until those requirements are met.

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

If the carrying value of the reporting unit is zero or negative, the second step of the impairment test, as described above, is required to be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, we are required to evaluate whether there are adverse qualitative factors. We believe adverse qualitative factors exist as of December 31, 2013, based on the Company’s continued reported losses from operations. As of December 31, 2013, the carrying value of the Company’s reporting unit is $133,000.

We estimate the fair value of our reporting unit utilizing up to three valuation methods: market capitalization, income approach and market approach. Revenue and expense forecasts used in the evaluation of goodwill are based on trends of historical performance and our estimate of future performance. We determined that the fair value of the Company's reporting unit at September 30, 2013, the date of the Company’s annual impairment test, exceeded its carrying value and as a result, goodwill is considered not impaired. Furthermore, we determined there were no indicators of impairment in the subsequent fourth quarter 2013.

Revenues

Our revenues have been classified into two primary product families for the years ended December 31, 2013 and 2012. Additionally, we sell OEM embedded products to third parties, and we continue to carry legacy plug-in connectivity products. Our product revenues are presented in the following table:

(revenues in thousands)	Years ended December 31,				%
	2013		2012		Increase (Decrease)
Product family:	$’s	%’s	$’s	%’s	2013 vs. 2012

Cordless barcode scanning and related products and service	$9,747	62%	$5,953	44%	63%

Mobile handheld computer and related products and service	5,287	34%	7,187	53%	(26%)

Other	627	4%	425	3%	53%

Total	$15,661	100%	$13,565	100%	15%

Our cordless barcode scanning and related products and service revenues in 2013 were $9.7 million, an increase of $3.8 million or 63%, from cordless barcode scanning and related revenues in 2012. Revenue increases in 2013 of $2.8 million were from increased sales volumes of our Series-C entry level Apple certified cordless handheld barcode scanning products, and revenue increases of $0.6 million were due to increased sales volumes of our Apple certified imager based cordless handheld scanner model 7Xi. Remaining revenue increases were due to increased sales volumes of our other cordless handheld scanning models and accessories, partially offset by slight declines in sales volumes of our cordless ring scanner.

Our mobile handheld computer and related products and service revenues in 2013 were $5.3 million, a decline of $1.9 million or 26%, from mobile handheld computer and related product revenues in 2012. Mobile handheld computer revenues (excluding revenues from the related plug-in products, accessories, and services) declined by $1.8 million reflecting lower overall sales volumes of our next generation SoMo 655 models compared to our previous SoMo 650 models in effect in the same period one year ago. We commenced shipping our next generation mobile handheld computers into our distribution channel beginning in June 2012. Product transitions such as this tend to slow customer deployments because of the time needed by customers and integrators to evaluate and qualify the new models with their applications. The transition to the new models of our standard mobile handheld computer was substantially completed in the third quarter 2012 with the last shipments of available units of the older models. Additionally, sales of our new SoMo 655 models have been affected by the uncertainty surrounding Microsoft’s support of the Windows Embedded Handheld 6.5 operating system, which they clarified in mid 2013 by their announced commitment to this operating system until early 2020. Remaining declines in 2013 were from declines in sales of our companion plug-in data collection products due primarily to lower sales volumes of CompactFlash plug-in barcode scanners, and from reduced sales of SocketCare and warranty services, reflective of the overall lower unit sales volumes of our mobile handheld computers in 2013 compared to 2012. Partially offsetting these declines in companion plug-in sales and SocketCare and warranty service sales, were increased sales of our mobile handheld computer related accessories.

Service revenues were $0.6 million or 4% of our revenues in 2013 and $0.8 million or 6% of our revenues in 2012. Declines in service revenues in 2013 reflect the declines in unit sales of our mobile handheld computers in 2013 compared to 2012. The majority of our SocketCare service contracts are purchased by our customers in conjunction with the purchase mobile handheld computers. Service revenues have been allocated to the respective products serviced in the table above.

Other revenues in 2013 were $0.6 million, an increase of $0.2 million or 53%, from other revenues in 2012. Revenues in 2013 were primarily related to one-time buys of legacy products including our Bluetooth modules and wireless LAN plug-in cards primarily within the first half of 2013 by OEM customers.

Gross Margins

Gross margins for 2013 were 40% of revenues compared to gross margins of 37% in 2012. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Improvements in overall margins in 2013 are due primarily to a change in mix of products sold favoring a greater proportion of sales of our cordless handheld barcode scanner models which overall have slightly higher than average margins, and a lower proportion of sales of our mobile handheld computers which have slightly lower than average margins. Additional margin improvements were due to reduced overhead costs in 2013 compared to a year ago.

Research and Development Expense

Research and development expense in 2013 was $2.3 million, a decline of 16% from research and development expense in 2012 of $2.7 million. Reductions of $0.3 million in 2013 compared to 2012, were due to reductions in personnel costs as a result of declines in headcount levels in the comparable periods and lower stock compensation expense reflecting higher cost grants becoming fully vested. Remaining declines in research and development expense were from lower levels of outside development activities in 2013 compared to 2012, reflecting in 2012 the completion of the development of our next generation SoMo series of mobile handheld computers.

Sales and Marketing Expense

Sales and marketing expense in 2013 was $2.3 million, a decrease of 31% compared to sales and marketing expense in 2012 of $3.4 million. Decreases in sales and marketing expense of $0.8 million in 2013 were due to declines in personnel costs due primarily to lower overall comparable headcount. Remaining declines in 2013 were due to declines in advertising and promotional costs, and reductions in travel related expense.

General and Administrative Expense

General and administrative expense in 2013 was $1.9 million, a decline of 7% compared to general and administrative expense of $2.0 million in 2012. Declines in general and administrative expense in 2013 were due primarily to lower stock compensation expense reflecting higher cost grants becoming fully vested. Expense declines in 2013 were partially offset by increased occupancy costs compared to the prior year.

Interest Expense and Other, net of Interest Income and Other

Interest expense and other, net of interest income and other, was $466,000 in 2013 compared to $257,000 in 2012. Interest expense in 2013 was related primarily to interest on amounts advanced under short term credit agreements, interest on amounts drawn on our bank lines of credit, interest on our convertible notes payable issued in 2012 and reissued in August of 2013, and interest on our notes payable (see “NOTE 2 — Related Party Convertible Notes Payable” and “NOTE 3 — Related Party and Other Short Term Notes Payable” for more information). Interest expense in 2012 was related primarily to interest on amounts drawn on our bank lines of credit, interest on our short term loan advanced on August 31, 2012, and interest on our convertible notes payable issued in 2012 as discussed immediately above. Additionally, interest expense in each of the comparable periods includes interest on equipment lease financing obligations. Additionally, interest expense includes interest on equipment lease financing obligations in each of the two years presented.

Interest income and other, reflects interest earned on cash balances. Interest income in 2013 and 2012, was nominal, reflecting low average cash balances combined with low average rates of return. Other income and expense includes foreign currency transaction gains and losses, which were nominal in each of the periods presented.

Income Taxes

Deferred tax expense of $32,000 in 2013 and 2012, and the corresponding deferred tax liability shown on our balance sheet, is related entirely to the deferred tax liability on the portion of our goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. We maintain a full valuation allowance for all other components of deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized. We have not generated taxable income in any periods in any jurisdiction, foreign or domestic.

Quarterly Results of Operations

The following table sets forth summary quarterly statements of operations data for each of the quarters in 2012 and 2013. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in our opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended (unaudited)
(amounts in thousands, except per share amounts)	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013
Summary Quarterly Data:
Revenue	$3,954	$4,038	$2,796	$2,777	$4,265	$4,435	$3,292	$3,669
Cost of revenue	2,431	2,539	1,814	1,734	2,557	2,631	2,009	2,161
Gross profit	1,523	1,499	982	1,043	1,708	1,804	1,283	1,508
Operating expenses:
Research and development	784	740	635	552	525	594	578	573
Sales and marketing	960	982	798	632	559	585	499	684
General and administrative	613	497	454	409	461	449	395	524
Total operating expenses	2,357	2,219	1,887	1,593	1,545	1,628	1,472	1,781
Interest income (expense), net	(30)	(27)	(70)	(130)	(80)	(125)	(124)	(137)
Deferred tax expense(benefit)	8	8	8	8	8	8	8	8
Net income (loss)	$(872)	$(755)	$(983)	$(688)	$75	$43	$(321)	$(418)
Basic and diluted net income (loss) per share	$(0.18)	$(0.16)	$(0.20)	$(0.14)	$0.02	$0.01	$(0.07)	$(0.09)

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

Cash Flows and Contractual Obligations

As reflected in our Statements of Cash Flows, net cash used in operating activities in 2013 was $0.1 million, compared to $0.9 million used in operating activities in 2012. We calculate net cash used in operating activities by reducing our net loss ($0.6 million and $3.3 million in 2013 and 2012, respectively), by those expenses that did not require the use of cash, and reversing gains that did not generate cash. These items consist of stock based compensation expense, depreciation, amortization of intangible assets, deferred tax expense, and in 2013, the fair value of common stock issued in conjunction with a litigation settlement. These amounts totaled $0.6 million and $1.0 million in 2013 and 2012, respectively. Decreases in non-cash charges in 2013 were primarily from reduced stock-based compensation expense reflecting older higher priced grants becoming fully vested and overall reductions in headcount in 2013 compared to 2012. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

In 2013, changes in operating assets and liabilities resulted in a net use of cash of $65,000 and were primarily from reductions in accounts payable due to increased payments to suppliers and vendors, increases in inventory levels, and declines in deferred service revenues reflecting the reduced sales volumes of our handheld computer in 2013, which comprise a larger portion of our SocketCare service revenues. Partially offsetting these uses of cash were increases in deferred income on shipments to distributors due to higher levels of inventory in our distribution channel, increases in accrued payroll, and declines in accounts receivable. In 2012, changes in operating assets and liabilities resulted in a net source of cash of $1.4 million and were primarily from reductions in accounts receivable due to lower levels of shipments in the fourth quarter 2012 compared to the fourth quarter 2011 due primarily to declines in shipments of our mobile handheld computer products as we completed the transition from our older devices to our next generation models in late 2012, reductions in our inventory levels in 2012 due to depletion of stock of our older mobile handheld computer models, and increases in accounts payable due to deferred payments at year end. These sources of cash were partially offset by decreases in deferred income on shipments to distributors as a result of reductions in overall distributor inventory levels due to the depletion in their stocks of the older mobile handheld computer models mentioned previously, and lower overall inventory levels carried by our distributors in response to lower revenue levels in late 2012.

Cash used in investing activities was $159,000 in 2013 and $235,000 in 2012. Investing activities in 2013 is related primarily to expenditures on product tooling and purchases of computer equipment. Investing activities in 2012 is related primarily to expenditures on tooling for our next generation mobile handheld computer which we began shipping into our distribution channel in June 2012.

Cash provided by financing activities was $0.5 million in 2013 compared to $0.6 million in 2012. Financing activities in 2013 consisted primarily of proceeds from the issuance of related party and other short term notes payable, partially offset by repayment of a short term note originally advanced on August 31, 2012 with final repayment completed in January 2013, and note redemptions by a related party convertible note holder and another note holder, and net repayments on our bank line of credit. Cash provided from financing activities in 2012 consisted primarily of proceeds from the issuance of related party subordinated convertible notes payable (see “NOTE 2 — Related Party Convertible Notes Payable” for more information), net proceeds from the advance of a short term loan (see “NOTE 3 — Related Party and Other Short-Term Notes Payable” for more information), and proceeds from stock option and warrant exercises. These were partially offset by net amounts paid on our bank lines of credit.

Our contractual obligations at December 31, 2013 are outlined in the table shown below:

	Payments Due by Period
Contractual Obligations	Total	1 year	2 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$2,048,000	$2,048,000	$—	$—	$—
Operating leases	3,738,000	378,000	802,000	868,000	1,690,000
Short term note payable	650,000	650,000	—	—	—
Capital leases	59,000	23,000	36,000	—	—
Total contractual obligations	$6,495,000	$3,099,000	$838,000	$868,000	$1,690,000

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Recent Accounting Pronouncements

See Note 1 of "Notes to Financial Statements" of this Annual Report for additional information regarding the status of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash and our bank credit line facilities. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended December 31, 2013, a decline of 1% in interest rates would not have had a material effect on our quarterly interest income. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the greater of either 5% or the lender's prime rate plus 1%, for both the domestic line (up to $1.5 million) and the international line (up to $1.0 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. Based on a sensitivity analysis during the quarter ended December 31, 2013, an increase of 1% in the interest rate would have increased our quarterly borrowing costs by approximately $3,000 (in cases where the applicable interest rate is greater than 5%).

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended December 31, 2013, an adverse change of 10% in exchange rates would have resulted in an increase in our net loss for the fourth quarter 2013 of approximately $22,000 if left unprotected. For the fourth quarter of 2013, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $2,000. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

Item 8. Financial Statements and Supplementary Data

The supplementary information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Socket Mobile, Inc.

We have audited the accompanying balance sheets of Socket Mobile, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Socket Mobile, Inc. as of December 31, 2013 and 2012, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 1 to the financial statements, the Company has recurring net losses, an accumulated deficit of $61,122,674 and a working capital deficit, all of which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 28, 2014

SOCKET MOBILE, INC.
BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$606,255	$390,513
Accounts receivable, net	1,427,590	1,509,094
Inventories	1,105,088	941,067
Prepaid expenses and other current assets	93,647	129,434
Total current assets	3,232,580	2,970,108

Property and equipment:
Machinery and office equipment	1,918,187	1,865,137
Computer equipment	1,059,943	1,204,957
	2,978,130	3,070,094
Accumulated depreciation	(2,683,193)	(2,727,323)
Property and equipment, net	294,937	342,771

Intangible assets, net	30,000	90,000
Goodwill	4,427,000	4,427,000
Other assets	117,518	91,518
Total assets	$8,102,035	$7,921,397

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,454,594	$3,697,209
Accrued expenses	69,554	74,554
Accrued payroll and related expenses	580,665	478,084
Bank line of credit	763,487	810,686
Deferred income on shipments to distributors	1,006,057	854,159
Related party and other short term notes payable	650,000	95,289
Related party convertible notes payable	777,625	750,000
Short term portion of deferred service revenue	172,474	214,537
Short term portion of capital leases and deferred rent	22,818	17,400
Total current liabilities	7,497,274	6,991,918

Long term portion of deferred service revenue	95,049	153,877
Long term portion of capital leases and deferred rent	265,002	227,022
Deferred income taxes	111,334	79,395
Total liabilities	7,968,659	7,452,212

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 4,867,063 shares at December 31, 2013 and 4,861,063 shares at December 31, 2012	4,867	4,861
Additional paid-in capital	61,251,183	60,966,505
Accumulated deficit	(61,122,674)	(60,502,181)
Total stockholders’ equity	133,376	469,185
Total liabilities and stockholders’ equity	$8,102,035	$7,921,397

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012

Revenues	$15,661,305	$13,564,764

Cost of revenues	9,357,868	8,517,648

Gross profit	6,303,437	5,047,116

Operating expenses:
Research and development	2,269,454	2,710,754
Sales and marketing	2,327,296	3,372,692
General and administrative	1,829,294	1,972,820
Total operating expenses	6,426,044	8,056,266

Operating loss	(122,607)	(3,009,150)

Interest expense and other, net	(465,947)	(256,992)

Net loss before deferred taxes	(588,554)	(3,266,142)
Deferred income tax expense	(31,939)	(31,940)
Net loss	$(620,493)	$(3,298,082)

Net loss per share:
Basic and diluted	$(0.13)	$(0.68)

Weighted average shares outstanding:
Basic and diluted	4,865,036	4,853,630

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2011	4,832,079	$ 4,832	60,324,852	(57,204,099)	3,125,585
Exercise of warrants	16,666	17	29,982	—	29,999
Exercise of stock options	12,318	12	14,003	—	14,015
Stock-based compensation	—	—	597,668	—	597,668
Net loss	—	—	—	(3,298,082)	(3,298,082)
Balance at December 31, 2012	4,861,063	4,861	60,966,505	(60,502,181)	469,185
Exercise of warrants	—	—	—	—	—
Exercise of stock options	6,000	6	6,474	—	6,480
Stock-based compensation	—	—	249,704	—	249,704
Common stock issued to settle litigation	—	—	28,500	—	28,500
Net loss	—	—	—	(620,493)	(620,493)
Balance at December 31, 2013	4,867,063	$ 4,867	$ 61,251,183	$(61,122,674)	$ 133,376

 See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
Operating activities
Net loss	$(620,493)	$(3,298,082)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	249,704	597,668
Depreciation	221,337	264,512
Amortization of intangible assets	60,000	60,000
Deferred income tax expense	31,939	31,940
Fair value of common stock issued to settle litigation	28,500	—
Changes in operating assets and liabilities:
Accounts receivable	81,505	1,282,455
Inventories	(164,021)	519,985
Prepaid expenses and other current assets	9,787	77,986
Accounts payable and accrued expenses	(194,990)	410,445
Accrued payroll and related expenses	102,580	(86,896)
Deferred income on shipments to distributors	151,898	(717,385)
Deferred service revenue	(100,891)	(46,236)
Change in deferred rent	49,245	(3,853)
Net cash used in operating activities	(93,900)	(907,461)
Investing activities
Purchase of equipment and tooling	(158,903)	(234,856)
Net cash used in investing activities	(158,903)	(234,856)
Financing activities
Payments on capital leases	(20,447)	(14,581)
Proceeds from borrowings under bank line of credit agreement	8,017,095	6,438,779
Repayments of borrowings under bank line of credit agreement	(8,064,294)	(6,737,693)
Stock options exercised	6,480	14,015
Warrants exercised	—	29,999
Proceeds from issuance of related party subordinated convertible notes payable	—	750,000
Proceeds from issuance of short term note payable	700,000	400,000
Repayment of short term notes payable	(145,289)	(304,711)
Repayment of related party subordinated convertible note payable	(25,000)	—
Net cash provided by financing activities	468,545	575,808
Net increase (decrease) in cash and cash equivalents	215,742	(566,509)
Cash and cash equivalents at beginning of year	390,513	957,022
Cash and cash equivalents at end of year	$606,255	$390,513
Supplemental cash flow information
Cash paid for interest	$387,092	$224,775
Non-cash investing and financing activities:
Conversion of accrued note payable interest to note principal	$52,625	$—
Addition of equipment under capital lease	$14,600	$—

See accompanying notes.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — Summary of Significant Accounting Policies

Organization and Business

Socket Mobile, Inc. (the “Company”), produces barcode scanning and mobile handheld computer products serving the business mobility market and designed for the mobile worker. The Company offers a family of cordless barcode scanning products that connect over Bluetooth with smartphones, tablets and mobile computers. The Company also offers wearable cordless ring scanners for hands free barcode scanning. The Company offers a family of general purpose handheld computer products running the Windows Embedded Handheld System 6.5 operating system and a wide range of accessories including plug-in two dimensional (2D) and linear (1D) bar code scanners, cradles, Radio Frequency Identification (RFID) readers, and magnetic stripe readers. The Company also offers customized versions of its handheld computers as OEM products to third-party companies. The Company’s cordless hand scanners work with many third-party mobile handheld devices, and the Company’s plug-in data collection products work with the Company’s handheld computers. For a complete description of the Company’s products see “Products” in “Item 1. Business.”

The Company works closely with software application developers offering or developing software applications for use with the Company’s family of barcode scanners and mobile handheld computers. The Company offers software developers kits to enable developers to easily integrate the Company’s barcode scanning products into their applications, and to enable greater hardware control in applications using the Company’s mobile handheld computers. The Company’s family of barcode scanners are designed to work with a wide range of smartphones, tablets, and computers running operating systems from Apple (iOS), Google (Android), and Microsoft (Windows/Windows Mobile). The primary segments being addressed by our registered developers are retail point of sale, healthcare, and commercial services. Healthcare and hospitality are two of the primary areas of focus for software application developers who have developed applications for use on the Company’s handheld computers. Other vertical markets benefiting from mobile solutions include inspections, automotive, government and education. These mobile application solutions are designed to improve the productivity of business enterprises and service providers.

The Company subcontracts the manufacturing of substantially all of its products to independent third-party contract manufacturers who are located in the U.S., Mexico, China and Taiwan and who have the equipment, know-how and capacity to manufacture products to the Company’s specifications. The Company markets its products through a worldwide network of distributors and resellers, as well as through original equipment manufacturers and value added resellers. The geographic regions served by the Company include the Americas, Europe, the Middle East, Africa and Asia Pacific. The Company’s total employee headcount on December 31, 2013 was 48 people.

The Company was founded in March 1992 as Socket Communications, Inc. and reincorporated in Delaware in 1995 prior to the Company’s initial public offering in June 1995. The Company began doing business as Socket Mobile, Inc. in January 2007 to better reflect its market focus on the mobile business market, and changed its legal name to Socket Mobile, Inc. in April 2008. The Company’s common stock trades on the OTCQB Marketplace under the symbol “SCKT.” The Company’s principal executive offices are located at 39700 Eureka Drive, Newark, CA 94560.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Liquidity and Going Concern

During the years ended December 31, 2013 and 2012, the Company incurred net losses of $620,493 and $3,298,082, respectively. As of December 31, 2013, the Company has an accumulated deficit of $61,122,674. The Company’s cash balance at December 31, 2013 was $606,255. At December 31, 2013, the Company had additional unused borrowing capacity of approximately $103,000 on its bank lines of credit (approximately $93,000 and $10,000, respectively, on the domestic and international credit lines). The Company’s balance sheet at December 31, 2013 has a current ratio (current assets divided by current liabilities) of 0.4 to 1.0, and a working capital deficit of $4,264,694 (current assets less current liabilities). These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

In the last three years the Company has taken actions to reduce its expenses and to align its cost structure with economic conditions. The Company has the ability to further reduce expenses if necessary. Steps taken by the Company to reduce operating losses and achieve profitability include reduction of headcount to manage payroll costs, the introduction of new products, and continued close support of the Company’s distributors and application development partners as they establish their mobile applications in key vertical markets. The Company believes it will be able to further improve its liquidity and secure additional sources of financing by managing its working capital balances, use of its bank lines of credit, and raising additional capital as needed including development funding from development partners and the issuance of additional equity securities. However, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. The Company’s bank lines of credit may be terminated by the bank or by the Company at any time. If the Company cannot maintain profitability, it will not be able to support its operations from positive cash flows, and would use its existing cash to support operating losses. If the Company is unable to secure the necessary capital for its business, it may need to suspend some or all of its current operations.

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

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. As of December 31, 2013 and 2012, all of the Company’s cash and cash equivalents consisted of demand and money market deposits held in accounts within a single bank.

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

The Company's forward foreign currency contracts are recorded at fair value at December 31, 2013. At December 31, 2013, these derivative instruments were not designated as hedges, and accordingly, changes in the fair value of the forward foreign currency contracts were recorded in earnings. At December 31, 2013 contracts with a notional amount of $171,750 to hedge Euros had a fair value of an immaterial amount based on quotations from financial institutions, and had maturity dates in January 2014. At December 31, 2012 contracts with a notional amount of $264,400 to hedge Euros and $185,185 to hedge Yen had fair values of an immaterial amount for each currency based on quotations from financial institutions, and had maturity dates in January 2013.

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

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Accounts Receivable Allowances

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers. Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible. The following describes activity in the allowance for doubtful accounts for the years ended December 31, 2013 and 2012:

Year	Balance at Beginning of Year	Charged to Costs and Expenses	Amounts Written Off	Balance at End of Year

2013	$89,058	$—	$—	$89,058
2012	$89,058	$—	$—	$89,058

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

	December 31,
	2013	2012
Raw materials and sub-assemblies	$1,045,356	$921,677
Finished goods	59,732	19,390
	$1,105,088	$941,067

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method, over the estimated useful lives of the assets ranging from one to five years. Assets under capital leases are amortized in a manner consistent with the Company’s normal depreciation policy for owned assets, or the remaining lease term as applicable. Depreciation expense in the years ended December 31, 2013 and 2012, was $221,337 and $264,512, respectively.

Goodwill

Goodwill is tested for impairment annually as of September 30th or more frequently when events or circumstances indicate that the carrying value of the Company's single reporting unit more likely than not exceeds its fair value. The Company performed its annual goodwill impairment analysis as of September 30, 2013. The Company used the two-step test as required to assess goodwill for impairment. The first step of the goodwill impairment test consisted of comparing the carrying value of the reporting unit to its fair value. Management estimated the fair value of the Company's reporting unit using various methods and compared the fair value to the carrying amount (net book value) to ascertain if potential goodwill impairment existed. The Company utilized methods that focused on its ability to produce income ("Income Approach") and the Company’s market capitalization ("Market Capitalization Approach"). Key assumptions utilized in the determination of fair value in step one of the test included the following: the Company's market capitalization; revenue and expense forecasts used in the evaluation were based on trends of historical performance and management's estimate of future performance; cash flows utilized in the discounted cash flow analysis were estimated using a weighted average cost of capital determined to be appropriate for the Company. No impairment of goodwill was recorded in the two years ended December 31, 2013.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Deferred Rent

The Company operates its headquarters under a non-cancelable operating lease. The Company recognizes rent expense under its lease on a straight line basis measured over the term of the lease. The excess of accumulated rental expense measured on a straight lined basis over actual accumulated rent paid is capitalized as a liability on the Company’s balance sheet in its short and long term components. Deferred rent at December 31, 2013 and 2012 was $228,773 and $179,527, respectively, and was classified as long term at each reporting date.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company invests its cash in demand and money market deposit accounts in banks. To the extent of the amounts recorded on the balance sheet, cash is concentrated at the Company’s bank to the extent needed to comply with the minimum liquidity ratio of the bank line agreement. To date, the Company has not experienced losses on these investments. The Company’s trade accounts receivables are primarily with distributors and original equipment manufacturers (OEMs). The Company performs ongoing credit evaluations of its customers’ financial conditions but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at December 31, 2013 and 2012, were as follows:

	December 31,	December 31,
	2013	2012
Company A	43%	16%
Company B	28%	28%
Company C	14%	12%
Company D	*	12%
Company E	*	11%

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials, it would be required to reduce its operations, which could have a material adverse effect upon its results. At December 31, 2013 and 2012, 28% and 32%, respectively, of the Company’s accounts payable balances were concentrated in a single supplier. For the years ended December 31, 2013 and 2012, this and another supplier accounted for 49% and 64%, respectively, of the inventory purchases in each of these years.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Revenue Recognition and Deferred Income

Revenue on sales to customers other than distributors is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Revenue on sales to distributors where a right of return exists is recognized upon “sell-through,” when products are shipped from the distributor to the distributor’s customer. Revenue related to those products in the Company’s distribution channel at the end of each reporting period which has not sold-through is deferred. The amount of deferred revenue net of related cost of revenue is classified as deferred income on shipments to distributors on the Company’s balance sheet. At December 31, 2013 and 2012, deferred income on shipments to distributors represented deferred revenues totaling $2,144,546 and $1,804,367, respectively, net of related costs of those revenues of $1,138,489 and $950,208, respectively.

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

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

Advertising Costs

Advertising costs are charged to sales and marketing as incurred. The Company incurred $217,881 and $332,594, in advertising costs during 2013 and 2012, respectively.

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

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended December 31,
	2013	2012
Numerator:
Net loss	$(620,493)	$(3,298,082)
Denominator:
Weighted average common shares outstanding used in computing net loss per share:
Basic and diluted	4,865,036	4,853,630
Net loss per share applicable to common stockholders:
Basic and diluted	$(0.13)	$(0.68)

For the 2013 and 2012 periods presented, the diluted net loss per share is equivalent to the basic net loss per share because the Company experienced losses in these years and thus no potential common shares underlying stock options or warrants, or shares underlying conversion of convertible notes, have been included in the net loss per share calculation as their effect is anti-dilutive. Options and warrants to purchase, and shares issuable for convertible notes and related accrued interest, totaled 3,342,915 and 2,790,800 shares of common stock in 2013 and 2012, respectively, have been omitted from the loss per share calculation.

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

The weighted average assumptions and grant date fair values for options granted are as follows:

	Years Ended December 31,
	2013	2012
Risk-free interest rate (%)	2.01%	1.77%
Dividend yield	—	—
Volatility factor	0.9	0.7
Expected option life (years)	4.7	4.9
Weighted average grant date fair value	$0.77	$0.98

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Stock-based compensation expenses included in the Company’s statement of operations is as follows:

	Years Ended December 31,
Income Statement Classification	2013	2012
Cost of revenues	$26,196	$50,660
Research and development	72,104	136,618
Sales and marketing	43,970	128,759
General and administrative	107,434	281,631
	$249,704	$597,668

At December 31, 2013, the fair value of unamortized stock-based compensation expense was $273,636, and will be amortized over a weighted average period of 2.19 years.

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

Revenues for the geographic areas for the years ended December 31, 2013 and 2012 are as follows:

	Years Ended December 31,
Revenues: (in thousands)	2013	2012
United States	$10,918	$8,078
Europe	2,728	3,554
Asia and rest of world	2,015	1,933
	$15,661	$13,565

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Information regarding product families for the years ended December 31, 2013 and 2012 is as follows:

	Years Ended December 31,
Revenues: (in thousands)	2013	2012

Cordless barcode scanning and related product and service	$9,747	$5,953
Mobile handheld computer and related product and service	5,287	7,187
Other	627	425
	$15,661	$13,565

Major Customers

Customers who accounted for at least 10% of total revenues for the years ended December 31, 2013 and 2012 were as follows:

	Years Ended December 31,
	2013	2012
Scansource, Inc.	20%	21%
Ingram Micro Inc.	20%	17%
BlueStar, Inc.	15%	10%

Recently Issued Financial Accounting Standards

In July 2013, the Financial Accounting Standards Board ("FASB"), issued authoritative guidance which concludes that, under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The Company adopted this guidance early, as permitted, for the fiscal year ended December 31, 2013. The adoption of this guidance did not have a material effect on the Company’s financial statements.

In February 2013, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. The standard requires presentation (either in a single note or parenthetically on the face of the financial statements) of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information is required. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on the Company’s financial statements.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

In July 2012, the FASB issued authoritative guidance related to testing indefinite-lived intangible assets for impairment. This guidance simplifies how entities test indefinite-lived intangible assets for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material effect on the Company’s financial statements.

NOTE 2 — Related Party Convertible Notes Payable

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

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

The Company determined per ASC 470-50-40-10a, that the fair value of the embedded conversion option in the reissued convertible notes as a result of the change in conversion price and term, increased by more than 10% from the original notes. Therefore, debt extinguishment accounting rules apply. Accordingly, the reissued convertible notes payable were initially recorded at fair value; however, as there was no difference between the reissued amount of the notes and the net carrying amount of the original notes, no gain or loss was recorded. Accrued interest expense at December 31, 2013 related to all convertible subordinated notes outstanding was $34,837.

NOTE 3 — Related Party and Other Short-Term Notes Payable

On January 31, 2013, the Company’s Board of Directors approved a subordinated line of credit of up to $1,000,000 including up to $550,000 in advances by the Company’s Chairman. The funds raised are being used for working capital purposes. On December 31, 2013, a total of $650,000 in funds were outstanding under this line, of which $450,000 and $50,000 respectively were from the Company’s Chairman and Chief Executive Officer. The line had an expiration date of December 1, 2013, which in November 2013 was extended to June 1, 2014. Interest accrues at the rate of 1% per week and is paid weekly. Balances outstanding under the line of credit are to be repaid in full on or before the maturity date. Balances under the line of credit are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s credit facility with its bank. Interest expense in the year ended December 31, 2013 related to the line of credit was $263,772.

On August 31, 2012, the Company issued a promissory note to a lender for $400,000. The promissory note matured on January 31, 2013 and had an implied monthly compounded interest rate of 9.7%. The Company was required to pay a total of $528,000 principal and interest on the promissory note in weekly installments of approximately $25,000. The note was secured by substantially all the Company’s assets including intangible assets. This promissory note was subordinated to the bank financing arrangement as described in Note 4. During the first quarter 2013, the Company completed the repayment of the remaining principle and interest in the amounts of $95,289, and $7,711, respectively.

NOTE 4 — Bank Financing Arrangements

The Company in the two years presented had a credit facility agreement with Silicon Valley Bank (the “Bank”). The credit facility allowed the Company to borrow up to $2,500,000 based on the level of qualified domestic and international receivables, up to a maximum of $1,500,000 and $1,000,000, respectively. Advances against the domestic line were calculated at 80% of qualified receivables except for receivables from distributors which are calculated at 60%. Advances against the international line were calculated at 90% against qualified hedged receivables and 70% against qualified non-hedged receivables and receivables from distributors. Borrowings under the lines bore an annual interest rate equal to the greater of (i) the Bank’s prime rate plus 1%, or (ii) 5%. The rate in effect has been 5% to date. There was also a collateral handling fee of 0.25% per month of the financed receivable balance outstanding. The applicable interest and fees were calculated based on the full amount of the accounts receivable provided as collateral for the actual amounts borrowed. The effective rate (interest plus all applicable fees) on actual cash advances in 2013 was 13.6% per annum.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

The credit facility agreement was to expire on October 12, 2013 unless renewed. On October 12, 2013, the Company and the Bank agreed to extend the agreement for an additional three month period ending January 10, 2014, and subsequently further extended the agreement up to February 28, 2014 to facilitate the Company’s transition to a new bank and credit line (see the additional discussion in the paragraph that follows). The agreement could be terminated by the Company or by the Bank at any time. Upon such termination, the Bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances were at the Bank’s discretion and the Bank was not obligated to make advances. In addition, the Company was to maintain a minimum liquidity ratio at all times based on quick assets (unrestricted cash equivalents at the Bank plus net eligible accounts receivable) to outstanding obligations to the Bank of not less than 2.0 to 1.0. The outstanding amounts borrowed under the domestic and international lines at December 31, 2013 were $655,130 and $108,357, respectively, and the full amounts of accounts receivable provided as collateral were $1,078,053, and $153,372, respectively. The outstanding amounts borrowed under the domestic and international lines at December 31, 2012 were $479,647 and $331,039, respectively, and the full amounts of accounts receivable provided as collateral were $777,987, and $464,731, respectively. The total interest expense on the amounts drawn during the year ended December 31, 2013 and 2012, was $117,551 and $98,861, respectively. Accrued interest related to the amounts outstanding at December 31, 2013 and 2012 was $7,019 and $7,237, respectively.

New Bank Line of Credit

On January 8, 2014, the Company accepted the terms of a credit facility agreement with Bridge Bank (the “New Bank”). The Silicon Valley Bank agreement was extended to February 28, 2014 to facilitate the transfer of the credit facility to the New Bank. The credit facility was activated and transfer completed on March 7, 2014. The revolving credit line agreement is for a two year period ending February 27, 2016. Under the terms of the credit facility agreement with the New Bank, the Company may borrow up to $2.5 million, of which up to $1.5 million is based on qualified receivables from domestic customers and up to $1.0 million is based on qualified receivables from international customers. The Company’s total borrowings under the line may not exceed 50% of the sum of cash plus qualified receivables. Advances against the domestic and international lines are calculated at 70% of qualified receivables. Borrowings under the lines bear an annual interest rate equal to the New Bank’s prime rate plus 1.5%. The rate in effect at March 7, 2014 is 4.75% per annum. There is also a collateral handling fee of 0.2% per month of the financed receivable balance outstanding. The applicable interest and fees are calculated based on the actual amounts borrowed. As of March 7, 2014, the effective rate (interest plus all applicable fees) on actual cash advanced is 4.95% per annum. The borrowings under the credit facility are secured by a first priority security interest in the assets of the Company. All advances are at the New Bank’s discretion and the New Bank is not obligated to make advances. The agreement may be terminated by the Company or by the New Bank at any time.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

Amortization of all intangible assets was $60,000 in each of the years ended December 31, 2013 and 2012, and are included in research and development expense. Intangible assets as of December 31, 2013 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Patent	$600,000	$570,000	$30,000
Project management tools	570,750	570,750	—
Total intangible assets	$1,170,750	$1,140,750	$30,000

The Company will complete the amortization of the above intangible assets in the first half of 2014.

Intangible assets as of December 31, 2012 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Patent	$600,000	$510,000	$90,000
Project management tools	570,750	570,750	—
Total intangible assets	$1,170,750	$1,080,750	$90,000

NOTE 6 — Commitments and Contingencies

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

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Future minimum lease payments under all operating leases are as shown below:

Annual minimum payments:	Amount
2014	$378,130
2015	393,255
2016	408,986
2017	425,345
2018 to 2022	2,132,136
Total minimum payments	$3,737,852

Rental expense under all operating leases for the years ended December 31, 2013 and 2012 was $427,827 and $373,143, respectively. The amount of deferred rent at December 31, 2013 and December 31, 2012 was $288,773 and $179,527, respectively.

Capital Lease Obligations

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At December 31, 2013 and December 31, 2012, property and equipment with a cost of $87,945 and $73,275, respectively, were subject to such financing arrangements. Related accumulated amortization at December 31, 2013 and December 31, 2012, amounted to $20,518 and $8,380, respectively.

Future minimum payments under capital lease and equipment financing arrangements as of December 31, 2013, are as follows:

Annual minimum payments:	Amount
2014	26,467
2015	26,467
2016	11,916
Total minimum payments	64,850
Less amount representing interest	(5,803)
Present value of net minimum payments	$59,047
Short term portion of capital leases	(22,818)
Long term portion of capital leases	$36,229

Purchase Commitments

As of December 31, 2013, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $2,048,000.

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

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

On October 9, 2013, Hudson Bay Master Fund Ltd. filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, alleging that the Company had triggered anti-dilution provisions of its warrant and was entitled to adjustment of the exercise price and the number of shares. The warrant was issued on November 19, 2010 for 500,000 shares at an exercise price of $2.44 per share. On December 28, 2013, the Company agreed to a settlement with Hudson Bay Master Fund Ltd. and the case was dismissed without judgment as to the merits of Hudson Bay Master Fund’s allegations. In the settlement, the Company agreed to amend the warrant to reset the conversion price to $1.25 per share under the anti-dilution provisions of the warrant, and increase the number of common shares issuable upon exercise to 976,000 shares, which retains the total amount of proceeds under the terms of the original warrant. The amended warrant is a continuation of the original warrant under the anti-dilution terms and does not constitute a change in the underlying warrant. The Company also agreed to issue 37,500 shares of common stock to the warrant holder, valued at the reported closing price on December 31, 2013 of $0.76 per share, resulting in an expense of $28,500 in the fourth quarter. The shares of common stock were subsequently issued in January 2014.

NOTE 7 — Stock Option/Stock Issuance Plan

The Company has one Stock Option Plan in effect in the two years presented: the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, stock appreciation rights, and performance awards, to employees, directors, and consultants of the Company. Upon ratification of the 2004 Plan by the shareholders in June 2004, shares in the 1995 Plan that had been reserved but not issued, as well as any shares issued that would otherwise return to the 1995 Plan as a result of termination of options or repurchase of shares, were added to the shares reserved for issuance under the 2004 Plan. The Company grants incentive stock options and non-statutory stock options at an exercise price per share equal to the fair market value per share of common stock on the date of grant. The vesting and exercise provisions are determined by the Board of Directors, with a maximum term of ten years. The 2004 Plan expires on April 23, 2024.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Information with respect to the 2004 Plan is summarized as follows:

		Outstanding Options
	Options Available For Grant	Number of Shares	Weighted Average Price Per Share
Balance at December 31, 2011	90,571	1,410,090	$2.70
Increase in shares authorized	193,283	—
Granted	(409,900)	409,900	$1.73
Exercised	—	(7,318)	$1.92
Canceled	188,484	(188,484)	$2.65
Balance at December 31, 2012	62,438	1,624,188	$2.47
Increase in shares authorized	194,442	—
Granted	(241,900)	241,900	$1.16
Exercised	—	(6,000)	$1.08
Canceled	200,918	(200,918)	$2.41
Balance at December 31, 2013	215,898	1,659,170	$2.29

The 2004 Plan provides for an annual increase in the number of shares authorized under the plan to be added on the first day of each fiscal year equal to the lesser of 200,000 shares, four percent of the outstanding shares on that date, or a lesser amount as determined by the Board of Directors. On January 1, 2014, 2013, and 2012, a total of 194,682, 194,442, and 193,283 additional shares, respectively, became available for grant from the 2004 Plan. As of March 21, 2014, 204,100 options at a weighted average grant price of $0.95 per share have been granted from the 2004 Plan subsequent to December 31, 2013.

The outstanding and exercisable options at December 31, 2013 presented by price range are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$1.03 - $1.20	335,922	9.08	$1.07	191,392	$1.09
$1.50 - $1.82	186,972	7.75	$1.74	117,562	$1.77
$1.95 - $2.36	411,917	4.08	$2.14	333,358	$2.11
$2.49 - $2.74	67,601	6.58	$2.73	58,641	$2.74
$3.04 - $3.45	653,268	6.50	$3.08	653,268	$3.08
$6.90 - $7.20	1,050	4.50	$6.94	1,050	$6.94
$10.00 - $11.70	1,790	2.67	$10.80	1,790	$10.80
$15.00	650	1.00	$15.05	650	$15.05
$1.03 - $15.00	1,659,170	6.58	$2.29	1,357,711	$2.45

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 8 — Warrants

The Company has the following outstanding warrants to purchase common stock at December 31, 2013:

Reason	Number of Shares	Price Per Share	Issue Date	Expiration Date
Common stock financing	57,776	$1.80	May 2009	May 2014
Senior convertible note financing (fully converted in 2011) (a)	976,000	$1.25	Nov 2010	May 2016
	1,033,776

The Company had the following outstanding warrants to purchase common stock at December 31, 2012:

Reason	Number of Shares	Price Per Share	Issue Date	Expiration Date
Common stock financing	57,776	$1.80	May 2009	May 2014
Senior convertible note financing (fully converted in 2011) (a)	550,000	$2.44	Nov 2010	May 2016
	607,776

(a)	In conjunction with a settlement agreement, the warrant was amended on December 31, 2013 to reset the conversion price under the anti-dilution terms of the warrant from the original $2.44 per share to $1.25 per share, and to increase the common shares issuable upon conversion from 550,000 shares to 976,000 shares (see “Legal Matters” within “NOTE 6 — Commitments and Contingencies” for more information).

NOTE 9 — Shares Reserved

Common stock reserved for future issuance was as follows:

	December 31,
	2013	2012
Stock option grants outstanding (see Note 7)	1,659,170	1,624,188
Reserved for future stock option grants (see Note 7)	215,898	62,438
Reserved for note conversion (see Note 2)	1,050,325	620,844
Reserved for exercise of outstanding warrants (see Note 11)	1,033,776	607,776
	3,959,169	2,915,246

NOTE 10 — Retirement Plan

The Company has a tax-deferred savings plan, the Socket Mobile, Inc. 401(k) Plan (“401(k) Plan”), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. No contributions were made by the Company during the years ended December 31, 2013 and 2012. Administrative expenses relating to the 401(k) Plan are not significant.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11 — Income Taxes

Deferred tax expense is related to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. The provision for deferred tax for the periods ended December 31, 2013 and 2012, consists of the following components:

	Years Ended December 31,
	2013	2012
Current:
Federal	$—	$—
State	—	—
Total Current	—	—
Deferred:
Federal	31,939	31,940
State	—	—
Total Deferred	31,939	31,940
Total provision for deferred tax	$31,939	$31,940

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	Years Ended December 31,
	2013	2012
Federal tax at statutory rate	34.00%	34.00%
State income tax rate	5.83%	5.83%
Losses and credits not benefited	(34.40%)	(38.85%)
Goodwill impairment	—	—
Provision for taxes	5.43%	0.98%

As of December 31, 2013, the Company did not recognize deferred tax assets relating to an excess tax benefit for stock-based compensation deduction of $2,026,000. Unrecognized deferred tax benefits will be accounted for as a credit to additional-paid-in-capital when realized through a reduction in income taxes payable.

Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of net deferred tax assets are as follows:

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
Deferred tax assets:	2013	2012
Net operating loss carryforwards	$10,347,000	$10,902,000
Credits	682,000	634,000
Capitalized research and development costs	295,000	446,000
Other acquired intangibles	165,000	184,000
Accruals not currently deductible	1,318,000	1,265,000
Total deferred tax assets	12,807,000	13,431,000
Valuation allowance for deferred tax assets	(12,788,334)	(13,417,395)
Net deferred tax assets	18,666	13,605
Deferred tax liability:
Acquired intangibles	(130,000)	(93,000)
Net deferred tax liabilities	$(111,334)	$(79,395)

The Company has not generated taxable income in any periods in any jurisdiction, foreign or domestic. The Company has maintained a full valuation allowance for all deferred tax assets.

As of December 31, 2013, the Company had net operating loss carryforwards for federal income tax purposes of approximately $28,884,000 which will expire at various dates beginning in 2017 and through 2033, and federal research and development tax credits of approximately $414,000, which will expire at various dates beginning in 2018 and through 2033. As of December 31, 2013, the Company had net operating loss carryforwards for state income tax purposes of approximately $21,612,000, which will expire at various dates in 2013 and through 2033, and state research and development tax credits of approximately $268,000, which can be carried forward indefinitely. During 2013, approximately $1,841,000 of federal net operating loss carryforwards expired unutilized.

Utilization of the net operating loss and tax credit carryforwards is subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. The annual limitation will result in the expiration of the net operating loss and credit carryforwards before utilization. The deferred tax assets for the year ended December 31, 2013 reflect estimates of Section 382 limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”), excluding interest and penalties, is as follows:

Amount
Beginning balance at January 1, 2013	$633,000
Increases in UTBs taken in prior years	37,000
Increases in UTBs taken in current year	12,000
Amount related to settlements	—
Amount related to lapsing of statute of limitations	—
Ending balance at December 31, 2013	$682,000

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. It is the Company's policy to include interest and penalties related to tax positions as a component of income tax expense. No interest was accrued for the period ended December 31, 2013. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is not currently under audit in any of its jurisdictions where income tax returns are filed. The tax years 1996 to 2012 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject, and for the years 2002 to 2009 for the international taxing jurisdictions to which the Company is subject.

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012 (“ATRA”). Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through December 31, 2011. The ATRA extends the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011. The Company estimates the benefit that it will receive as a result of the credit extension will be approximately $24,321. The benefit, which will be subjected to a full valuation allowance, will be recognized in the period of enactment, which was the first quarter of 2013.

NOTE 12 — Subsequent Events

On January 8, 2014, the Company accepted the terms of a credit facility agreement with a new bank. The credit facility was activated and the transfer from the Company’s former bank was completed on March 7, 2014 (see “New Bank Line of Credit” within “NOTE 4 — Bank Financing Arrangements”).

On January 16, 2014, the Company issued 37,500 shares of common stock to a warrant holder in conjunction with a litigation settlement completed on December 28, 2013 (see “Legal Matters” within “NOTE 6 — Commitments and Contingencies” for more information).

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework issued in 1992. This assessment included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this assessment.

Based on our assessment using those criteria, we believe that, as of December 31, 2013, our internal control over financial reporting is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 15, 2014.

Item 11. Executive Compensation

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 15, 2014.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 15, 2014.

The following table provides information as of December 31, 2013 about our common stock that may be issued under the Company’s existing equity compensation plans. For additional information about the equity compensation plans see Note 7 to the Company’s Financial Statements.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders (1)	1,659,170	$2.29	215,898

(1)	Consists of the 2004 Equity Incentive Plan. Pursuant to an affirmative vote by security holders in June 2004, an annual increase in the number of shares authorized under the 2004 Equity Incentive Plan is added on the first day of each fiscal year equal to the least of (a) 200,000 shares, (b) four percent of the total outstanding shares of the Company’s common stock on that date, or (c) a lesser amount as determined by the Board of Directors. As a result, a total of 194,682 shares became available for grant under the 2004 Equity Incentive Plan on January 1, 2014, in addition to those set forth in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 15, 2014.

Item 14. Principal Accounting Fees and Services

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 15, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

1.	All financial statements.

2.	Financial statement schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes herein.

3.	Exhibits.

See Index of Exhibits on page 63. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

(b) Exhibits:

See Index of Exhibits on page 63. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SOCKET MOBILE, INC.
Registrant

Date: March 28, 2014	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevin J. Mills Kevin J. Mills	President and Chief Executive Officer (Principal Executive Officer) and Director	March 28, 2014
/s/ Charlie Bass Charlie Bass	Chairman of the Board	March 28, 2014
/s/ David W. Dunlap David W. Dunlap	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2014
/s/ Leon Malmed Leon Malmed	Director	March 28, 2014
/s/ Peter Sealey Peter Sealey	Director	March 28, 2014
/s/ Charles C. Emery, Jr. Charles C. Emery, Jr.	Director	March 28, 2014
/s/ Kevin R. Jost Kevin R. Jost	Director	March 28, 2014
/s/ Erik L. Fidel Erik L. Fidel	Director	March 28, 2014

Index to Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Bylaws, as amended February 17, 2008.

10.1 (3)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.

10.2 (4)*	2004 Equity Incentive Plan and forms of agreement thereunder.

10.3 (5)*	Form of Management Incentive Variable Compensation Plan between the Company and certain eligible participants.

10.4 (6)*	Standard Industrial /Commercial Multi-Tenant Lease by and between Del Norte Farms, Inc. and the Company dated October 24, 2006 (assigned to Newark Eureka Industrial Capital, LLC September 17, 2007.

10.5 (7)*	Second Amendment to Standard Industrial/Commercial Multi-Lessee Lease - Net dated August 30, 2010.

10.6 (8)*	Third Amendment to Standard Industrial /Commercial Multi-Tenant Lease - Net dated December 28, 2012.

10.7 (9)	Amended and Restated Securities Purchase Agreement between the Company and the investor listed on Exhibit A attached thereto dated November 19, 2010.

10.8 (9)	Senior Secured Convertible Note issued November 19, 2010 by the Company to the Investor.

10.9 (9)	Warrants for the Purchase of Shares of Common Stock Issued November 19, 2010 to the Investor and the Placement Agent in connection with a private placement.

10.10 (10)	Form of Employment Agreement dated March 8, 2012 between the Company and the officers of the Company.

10.11 (11)	Loan and Security Agreement dated February 27, 2014 by and between the Company and Bridge Bank, National Association.

11.1	Computation of Earnings per Share (see Statements of Operations in Item 8).

Exhibit Number	Description

14.1 (12)	Code of Business Conduct and Ethics.

23.1	Consent of Sadler Gibb & Associates, LLC, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 _________

* Executive compensation plan or arrangement.

(1)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on March 16, 2009.

(2)	Incorporated by reference to exhibits filed with the Company's Form 8-K filed on February 20, 2008.

(3)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on January 27, 2009.

(4)	Incorporated by reference to Appendix C filed with the Company's Form DEF 14A filed on April 29, 2004.

(5)	Incorporated by reference to Appendix B filed with the Company's Form DEF 14A filed on March 16, 2011.

(6)	Incorporated by reference to exhibits filed with the Company's Form 10-Q filed on November 13, 2006.

(7)	Incorporated by reference to exhibits filed with the Company's Form 8-K filed on August 30, 2010.

(8)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on January 4, 2013.

(9)	Incorporated by reference to exhibits filed with the Company's Form 8-K filed on November 19, 2010.

(10)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 8, 2012.

(11)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 7, 2014.

(12)	Incorporated by reference to exhibits filed with the Company's Form 10-K filed on March 10, 2006.