Form 10-Q
period 2014-03-31
SOCKET MOBILE, INC.
filed 2014-05-15
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

Index

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The number of shares of Common Stock ($0.001 par value) outstanding as of May 9, 2014 was 4,914,563 shares.

Index

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$670,346	$606,255
Accounts receivable, net	1,708,446	1,427,590
Inventories	695,847	1,105,088
Prepaid expenses and other current assets	182,309	93,647
Total current assets	3,256,948	3,232,580

Property and equipment:
Machinery and office equipment	1,926,287	1,918,187
Computer equipment	1,033,985	1,059,943
	2,960,272	2,978,130
Accumulated depreciation	(2,722,076)	(2,683,193)
Property and equipment, net	238,196	294,937

Intangible assets, net	15,000	30,000
Goodwill	4,427,000	4,427,000
Other assets	117,518	117,518
Total assets	$8,054,662	$8,102,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,585,350	$3,524,148
Accrued payroll and related expenses	528,986	580,665
Bank line of credit	814,571	763,487
Deferred income on shipments to distributors	904,729	1,006,057
Related party and other short term notes payable	650,000	650,000
Related party convertible notes payable	777,625	777,625
Short term portion of deferred service revenue	165,116	172,474
Short term portion of capital leases and deferred rent	23,243	22,818
Total current liabilities	7,449,620	7,497,274

Long term portion of deferred service revenue	101,968	95,049
Long term portion of capital leases and deferred rent	269,557	265,002
Deferred income taxes	119,319	111,334
Total liabilities	7,940,464	7,968,659

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 4,904,563 shares at March 31, 2014 and 4,867,063 shares at December 31, 2013	4,905	4,867
Additional paid-in capital	61,303,391	61,251,183
Accumulated deficit	(61,194,098)	(61,122,674)
Total stockholders’ equity	114,198	133,376
Total liabilities and stockholders’ equity	$8,054,662	$8,102,035

 See accompanying notes.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues	$3,795,339	$4,265,175

Cost of revenues	2,172,279	2,557,090

Gross profit	1,623,060	1,708,085

Operating expenses:
Research and development	553,686	524,750
Sales and marketing	475,946	559,199
General and administrative	520,923	461,062
Total operating expenses	1,550,555	1,545,011

Operating income	72,505	163,074

Interest expense and other, net	(135,944)	(80,287)

Net (loss) income before income taxes	(63,439)	82,787
Income tax expense	(7,985)	(7,985)

Net (loss) income	$(71,424)	$74,802

Net (loss) income per share:

Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

Weighted average shares outstanding:

Basic	4,897,896	4,861,063
Diluted	4,897,896	4,871,992

 See accompanying notes.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net (loss) income	$(71,424)	$74,802
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	52,246	93,735
Depreciation and amortization	79,841	66,959
Deferred income tax expense	7,985	7,985

Changes in operating assets and liabilities:
Accounts receivable	(280,856)	(425,228)
Inventories	409,241	(66,972)
Prepaid expenses and other current assets	(88,662)	(148,487)
Accounts payable	61,202	247,649
Accrued payroll and related expenses	(51,679)	56,823
Deferred income on shipments to distributors	(101,328)	(169,322)
Deferred service revenue	(439)	(19,028)
Change in deferred rent	10,530	14,093
Net cash provided by (used in) operating activities	26,657	(266,991)

Investing activities
Purchases of equipment	(8,100)	—
Net cash used in investing activities	(8,100)	—

Financing activities
Payments on capital leases	(5,550)	(4,269)
Proceeds from borrowings under bank line of credit agreement	943,871	1,597,759
Repayments of borrowings under bank line of credit agreement	(892,787)	(1,532,940)
Proceeds from the issuance of related party and other short term notes payable	—	550,000
Repayment of short term note payable	—	(95,289)
Net cash provided by financing activities	45,534	515,261

Net increase in cash and cash equivalents	64,091	248,270

Cash and cash equivalents at beginning of period	606,255	390,513
Cash and cash equivalents at end of period	$670,346	$638,783

Supplemental cash flow information
Cash paid for interest	$102,329	$68,433

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

These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The financial statements in the Company’s annual report on Form 10-K were prepared on a going concern basis.

Liquidity and Going Concern

The Company was unprofitable in the quarter ended March 31, 2014. The Company was profitable in each of the first two quarters in 2013, but unprofitable in the third and fourth quarters, and unprofitable in total for fiscal 2013 in the amount of $620,493. As of March 31, 2014, the Company has an accumulated deficit of $61,194,098. The Company’s cash balances at March 31, 2014 were $670,346, including $814,571 advanced on its bank lines of credit. At March 31, 2014, the Company had additional unused borrowing capacity of approximately $284,000 on its bank lines of credit. The Company’s balance sheet at March 31, 2014 has a current ratio (current assets divided by current liabilities) of 0.4 to 1.0, and a working capital deficit of $4,192,672 (current assets less current liabilities). These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less at date of purchase to be cash equivalents. At March 31, 2014 and December 31, 2013, all of the Company’s cash and cash equivalents consisted of amounts held in demand and money market deposits in banks. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	March 31,	December 31,
	2014	2013
Raw materials and sub-assemblies	$662,013	$1,045,356
Finished goods	33,834	59,732
	$695,847	$1,105,088

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 — Related Party Convertible Notes Payable

On September 4, 2013, the Company replaced $350,000 of convertible notes plus accrued interest (total of $380,696) originally issued to officers and directors of the Company on August 1, 2012 and maturing on August 1, 2014, with four year convertible notes expiring September 4, 2017. The replacement notes have an interest rate of 8% per annum that compounds quarterly, and contain a holder call provision that becomes effective on September 4, 2014. The replacement notes are convertible into common stock at the option of the holder at $2.44 per share as long as warrants issued on November 19, 2010 are outstanding (expire May 20, 2016), or at $1.25 per share. The original issuance of convertible notes on August 1, 2012 was in the amount of $400,000. The notes are being used for working capital purposes. In April 2013, $25,000 of the original convertible notes were repaid. In September 2013, $350,000 of the notes were reissued as discussed previously. At March 31, 2014, $25,000 of the original notes were outstanding. These remaining original notes plus related accrued interest were repaid in April 2014. The convertible notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with the Company’s bank.

On September 4, 2013, the Company also replaced $350,000 of convertible notes plus accrued interest (total of $371,929) issued to the Company’s Chairman at various dates in the fourth quarter of 2012 and maturing on August 1, 2014, with four year convertible notes expiring September 4, 2017. The replacement notes are convertible into common stock at the option of the holder at $2.44 per share as long as warrants previously issued on November 19, 2010 are outstanding (expire May 20, 2016), or at the closing market price on the date of note issue of $1.25 per share, have eliminated the holder call provision contained in the original notes, and have an interest rate that compounds quarterly of 18% per annum during the period in which the November 19, 2010 warrants are outstanding, or 12% per annum. Previously on November 5, 2012, the Company’s Board of Directors approved the issuance of up to $350,000 in convertible subordinated notes to its Chairman to be used for working capital purposes. At various dates beginning November 7, 2012 through December 12, 2012 the Company issued in total $350,000 of such notes to its Chairman. The original notes were identical to the notes issued on August 1, 2012 as described in the preceding paragraph, with the exception of the conversion price of which the weighted average fair market value conversion price was $1.04 per share as long as warrants previously issued on November 19, 2010 were no longer outstanding. The notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with the Company’s bank.

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

Interest expense related to all convertible subordinated notes for the three months ended March 31, 2014 and 2013 was $25,686 and $14,849, respectively. The related accrued interest at March 31, 2014 and December 31, 2013 was $60,523 and $34,837, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 — Related Party and Other Short Term Notes Payable

On January 31, 2013, the Company’s Board of Directors approved a subordinated line of credit of up to $1,000,000 including up to $550,000 in advances by the Company’s Chairman. The funds raised are being used for working capital purposes. On March 31, 2014 and December 31, 2013, a total of $650,000 in funds were outstanding under this line, of which $450,000 and $50,000 respectively were from the Company’s Chairman and Chief Executive Officer. The line had an expiration date of December 1, 2013, which in November 2013 was extended to June 1, 2014. Interest accrues at the rate of 1% per week and is paid weekly. Balances outstanding under the line of credit are to be repaid in full on or before the maturity date. Balances under the line of credit are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s credit facility with its bank. Interest expense for the three month periods ended March 31, 2014 and 2013, related to the line of credit were $85,571 and $35,286 respectively.

NOTE 6 — Bank Financing Arrangements

On February 27, 2014, the Company entered into a new credit facility agreement with Bridge Bank (the “Bank”). The credit facility was activated and transfer of the credit facility from the Company’s former bank was completed on March 7, 2014. The revolving credit line agreement is for a two year period ending February 27, 2016. Under the terms of the credit facility agreement with the Bank, the Company may borrow up to $2.5 million, of which up to $1.5 million is based on qualified receivables from domestic customers and up to $1.0 million is based on qualified receivables from international customers. The Company’s total borrowings under the line may not exceed 50% of the sum of cash plus qualified receivables. Advances against the domestic and international lines are calculated at 70% of qualified receivables. Borrowings under the lines bear an annual interest rate equal to the Bank’s prime rate (minimum of 3.25%) plus 1.5%. The annual interest rate in effect beginning March 7, 2014 is 4.75% per annum. There is also a collateral handling fee of 0.2% per month of the financed receivables outstanding. The applicable interest and fees are calculated based on the actual amounts borrowed. At March 31, 2014, the effective rate (interest plus all applicable fees) on actual cash advanced is 4.95% per annum. The borrowings under the credit facility are secured by a first priority security interest in the assets of the Company. All advances are at the Bank’s discretion and the Bank is not obligated to make advances. The agreement may be terminated by the Company or by the Bank at any time. The outstanding amounts borrowed under the domestic line at March 31, 2014 were $814,571, and the full amounts of accounts receivable provided as collateral were $1,160,000. There were no amounts borrowed under the international line at March 31, 2014.

During 2013 and up through March 7, 2014, the Company had a credit facility agreement with Silicon Valley Bank (the “Former Bank”). The credit facility allowed the Company to borrow up to $2,500,000 based on the level of qualified domestic and international receivables, up to a maximum of $1,500,000 and $1,000,000, respectively. Advances against the domestic line were calculated at 80% of qualified receivables except for receivables from distributors which are calculated at 60%. Advances against the international line were calculated at 90% against qualified hedged receivables and 70% against qualified non-hedged receivables and receivables from distributors. Borrowings under the lines bore an annual interest rate equal to the greater of (i) the Bank’s prime rate plus 1%, or (ii) 5%. The rate in effect through March 7, 2014 was 5%. There was also a collateral handling fee of 0.25% per month of the financed receivable balance outstanding. The applicable interest and fees were calculated based on the full amount of the accounts receivable provided as collateral for the actual amounts borrowed. The effective rate (interest plus all applicable fees) on actual cash advances in 2013 was 13.6% per annum. The outstanding amounts borrowed under the domestic and international lines at December 31, 2013 were $655,130 and $108,357, respectively, and the full amounts of accounts receivable provided as collateral were $1,078,053, and $153,372, respectively. The outstanding amount borrowed at March 7, 2014 was $751,906, which was transferred to our new bank line of credit with Bridge Bank.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Total interest expense on the amounts drawn under the Company’s bank credit lines in effect during the three months ended March 31, 2014 and 2013, was $24,119 and $27,027, respectively. Accrued interest related to the amounts outstanding under the Company’s bank lines of credit at March 31, 2014 and December 31, 2013 was $2,571 and $7,019, respectively.

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

	Three Months Ended March 31,
Revenues:	2014	2013
United States	$2,682,077	$2,577,630
Europe	745,070	873,147
Asia and rest of world	368,192	814,398
Total revenues	$3,795,339	$4,265,175

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues in the three month periods ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Ingram Micro Inc.	33%	16%
Scansource, Inc.	13%	20%
BlueStar, Inc.	15%	*
CF Company.	*	18%

_____________

* Customer accounted for less than 10% of total revenues for the period

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company invests its cash in demand and money market deposit accounts in banks. To the extent of the amounts recorded on the balance sheet, cash is concentrated at the Company’s bank to the extent needed to comply with the minimum liquidity ratio of the bank line agreement. To date, the Company has not experienced losses on these investments. The Company’s trade accounts receivables are primarily with distributors and original equipment manufacturers (OEMs). The Company performs ongoing credit evaluations of its customers’ financial conditions but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
	2014	2013
Company A	38%	43%
Company B	28%	28%
Company C	16%	14%

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. At March 31, 2014 and December 31, 2013, 24% and 28%, respectively, of the Company’s accounts payable balances were concentrated in a single supplier. For the three months ended March 31, 2014, this and another supplier accounted for 65% of the inventory purchases.

NOTE 8 — Stock-Based Compensation

The Company recognizes stock-based compensation in the financial statements for all share-based awards to employees, including grants of employee stock options, based on their fair values. The Company uses a binomial lattice valuation model to estimate the fair value of stock option grants. The binomial lattice model incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these factors affect the estimate of the fair value of the Company's stock option grants. Total stock-based compensation expense for the three months ended March 31, 2014 and 2013, was $52,246 and $93,735, respectively. In the three months ended March 31, 2014, 204,100 stock options were granted at a weighted average per share fair value estimated at $0.64.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — Net (Loss) Income Per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net (loss) income	$(71,424)	$74,802

Denominator:
Weighted average common shares outstanding used in computing net (loss) income per share:
Basic	4,897,896	4,861,063
Diluted	4,897,896	4,871,992

Net (loss) income per share:

Basic	$(0.01)	$0.02

Diluted	$(0.01)	$0.02

For the three months ended March 31, 2014, the diluted net loss per share is equal to the basic net loss per share because the Company experienced losses in this period. Thus no potential common shares underlying stock options and warrants have been included in the net loss per share calculation, as their effect is anti-dilutive. Options and warrants to purchase 3,594,918 shares of common stock at March 31, 2014, have been omitted from the net loss per share calculation.

NOTE 10 — Taxes

Income tax expense during the three months ended March 31, 2014 and 2013, and the deferred income tax amounts shown on the Company’s Condensed Balance Sheets, is related entirely to the deferred tax liability on the portion of the Company’s goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. As a result, the Company recognized deferred tax expense of $7,985 in each of the three month periods ended March 31, 2014 and 2013.

At December 31, 2013, the Company has an unrecognized tax benefit of approximately $682,000, which did not change significantly during the three months ended March 31, 2014. Future changes in the unrecognized tax benefit are unlikely to have an impact on the effective tax rate due to the full valuation allowance recorded on the Company’s deferred tax assets, as realization of the deferred tax assets is dependent upon future taxable income.

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

Future minimum lease payments under all operating leases are as shown below:

Annual minimum payments:	Amount
2014 (April 1, 2014 to December 31, 2014)	$285,451
2015	393,255
2016	408,986
2017	425,345
2018 to 2022	2,132,136
Total minimum payments	$3,645,173

Rental expense under all operating leases was $107,065 and $106,757, for the three month periods ended March 31, 2014 and 2013, respectively. The amount of related deferred rent at March 31, 2014 and December 31, 2013 was $239,303 and $228,773, respectively.

Capital Lease Obligations

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At March 31, 2014 and December 31, 2013, property and equipment with a cost of $87,945 were subject to such financing arrangements. Related accumulated amortization at March 31, 2014 and December 31, 2013, amounted to $34,448 and $28,898, respectively.

Future minimum payments under capital lease and equipment financing arrangements as of March 31, 2014, are as follows:

Annual minimum payments:	Amount
2014 (April 1, 2014 to December 31, 2014)	$19,850
2015	26,467
2016	11,916
Total minimum payments	58,233
Less amount representing interest	(4,736)
Present value of net minimum payments	53,497
Short term portion of capital leases	(23,243)
Long term portion of capital leases	$30,254

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Purchase Commitments

As of March 31, 2014, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $2,081,000.

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

Index

The Company

We are a producer of mobile cordless barcode scanners and handheld computers for the business mobility markets. Our markets for our barcode scanning products as defined by Venture Development Corporation (a leading technology market research firm) include retail, commercial services and healthcare. Our products are designed for a mobile worker using applications running on mobile devices while walking or standing. We offer easy-to-use software developer kits to application developers that enable the integration of our barcode scanning software into mobile applications running on Smartphones, tablets and mobile computers. These devices use operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®/Windows Mobile™). We focus on serving the needs of application developers as our barcode scanner sales are application driven. Once we are built into an application, our products become an ingredient of their solutions and marketing programs. Our registered developer program for barcode scanning has grown to over 900 developers which include developers of third party applications such as retail point of sale software licensed to customers and developers building in-house commercial services programs for business entities. Our mobile handheld computers are used in many hospitality and healthcare applications. We have more than 100 registered developers for our handheld computer.

We design our own products and then subcontract the manufacturing to independent third-party contract manufacturers located in North America, Taiwan and other Asian countries that have the equipment, know-how and capacity to manufacture products to our specifications. We perform final product assembly and testing, and package and distribute our products at and from our Newark, California facility. Our data collection products and mobile handheld computers are sold through a worldwide network of distributors and resellers, vertical industry partners, and value added resellers. Our OEM products are sold directly to the original equipment manufacturers.

We believe growth in mobile applications and the mobile workforce are resulting from technical advances in mobile technologies, cost reductions in mobile devices and the growing adoption by businesses of mobile applications, building a growing demand for our products. Our barcode scanning and mobile handheld computer products address the growing need for speed and accuracy by today’s mobile workers, thereby enhancing their productivity and allowing them to exploit time sensitive opportunities and improve customer satisfaction.

Liquidity and Going Concern

We were unprofitable in the quarter ended March 31, 2014. We were profitable in each of the first two quarters in 2013, but unprofitable in the third and fourth quarters, and unprofitable in total for fiscal 2013 in the amount of $620,000. As of March 31, 2014, we have an accumulated deficit of $61.2 million. Our cash balances at March 31, 2014 were $0.7 million, including $0.8 million advanced on our bank lines of credit. At March 31, 2014, we had additional unused borrowing capacity of approximately $284,000 on our bank lines of credit. Our balance sheet at March 31, 2014 has a current ratio (current assets divided by current liabilities) of 0.4 to 1.0, and a working capital deficit of $4,200,000 (current assets less current liabilities). These circumstances raise substantial doubt about our ability to continue as a going concern.

Index

In the last three years we have taken actions to reduce our expenses and to align our cost structure with economic conditions. We have the ability to further reduce expenses if necessary. Steps taken by us to reduce operating losses and achieve profitability include reduction of headcount to manage payroll costs, the introduction of new products, and continued close support of our distributors and application development partners as they establish their mobile applications in key vertical markets. We believe we will be able to further improve our liquidity and secure additional sources of financing by managing our working capital balances, use of our bank lines of credit, and raising additional capital as needed including development funding from development partners and the issuance of additional equity securities. However, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our bank lines of credit may be terminated by the bank or by us at any time. If we cannot maintain profitability, we will not be able to support our operations from positive cash flows, and would use its existing cash to support operating losses. If we are unable to secure the necessary capital for its business, it may need to suspend some or all of our current operations.

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

Cordless barcode scanners

We offer a family of cordless barcode scanning products that connect over Bluetooth with smartphones, tablets and mobile computers running operating systems from Apple (iOS), Google (Android), and Microsoft (Windows/Windows Mobile). Our cordless barcode scanners include two dimensional (2D) and linear (1D) barcode scanners in both durable and colorful cases. Our Series-7 models are lightweight and ergonomically designed as a standalone handheld barcode scanner and are widely used with tablet computers. Our Series-8 models can be used stand-alone or attach to a Smartphone to enable one-handed barcode scanning. We also offer wearable cordless ring scanners for hands free barcode scanning. Extended warranty programs are available for all of our barcode scanning products.

Mobile handheld computers

We offer a family of SoMo® (“Socket® Mobile”) handheld computer products in standard or antimicrobial cases running the Windows Embedded Handheld System 6.5 operating system. Handheld computer accessories include plug-in 1D and 2D barcode scanners, cradles, radio frequency identification (RFID) readers and magnetic stripe readers. Our handheld computers are designed with wireless LAN (802.11 b/g/n) and Bluetooth connectivity for use with applications that do not require phones. We also offer handheld computers without wireless connectivity for secure environments. Our newest family of handheld computers, SoMo Model 655, commenced sales in June 2012, replacing the SoMo650 introduced in 2007. We offer extended warranty programs for our mobile handheld computer products.

Index

Service

Our products are warranted for one year and we offer SocketCare extended warranty programs for up to three years including repair or replacement due to accidental breakage. We will also service products that are beyond their warranty period. Service revenues are included in the revenue totals for data collection products and handheld computer and data collection products as described in the table that follows further below.

Other

Other products include customized versions of our products we make available to original equipment manufacturers (“OEMs”), and upon request we also supply small quantities of discontinued legacy products when available.

Revenues

Total revenues for the three months ended March 31, 2014 were $3.8 million, a decrease of 11% from revenues of $4.3 million in the comparable period one year ago. Our revenues are classified into two primary product families. Additionally, we sell OEM embedded products to third parties, and we continue to carry legacy plug-in connectivity products. Our product revenues and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three months ended March 31,
	2014		2013		Increase
Product family:	Amount	%	Amount	%	(Decrease)
Cordless barcode scanning and related products and service	$2,912	77%	$2,430	57%	20%

Mobile handheld computer and related products and service	848	22%	1,448	34%	(41%)

Other	35	1%	387	9%	(91%)

Total	$3,795	100%	$4,265	100%	(11%)

Our cordless barcode scanning and related products and service revenues in the first quarter of 2014 were $2.9 million, an increase of $0.5 million, or 20%, compared to revenues of $2.4 million in the first quarter of 2013. Combined revenue increases totaling $0.5 million were from increased sales volumes of our Apple certified Series-7 high performance 1D cordless handheld barcode scanner and from increased sales volumes of our Series-8 cordless scanner optimized for use with smartphones and tablets. Slight revenue increases in sales of our barcode scanning related accessories and services were offset by slight declines in sales of our Apple certified entry level and imager based cordless handheld scanners. Although sales of our Apple certified entry level scanner declined slightly in the first quarter 2014 compared to the same period one year ago, the first quarter of 2013 included the sale of $0.5 million to a single customer.

Index

Our mobile handheld computer and related products and service revenues in the first quarter of 2014 were $0.8 million, a decrease of $0.6 million, or 41%, compared to revenues of $1.4 million in the first quarter of 2013. Mobile handheld computer revenues (excluding revenues from the related plug-in products, accessories, and services) declined by $0.5 million reflecting lower overall sales volumes compared to the same period one year ago. Remaining declines in the first quarter 2014 were primarily from declines in sales of our companion plug-in data collection products due primarily to lower sales volumes of CompactFlash plug-in barcode scanners, and from declines in sales of related mobile handheld computer accessories and services, also reflective of the overall lower unit sales volumes of our mobile handheld computers in the first quarter 2014 compared to the same period one year ago. Sales of our mobile computer models have been affected by the uncertainty surrounding Microsoft’s support of the Windows Embedded Handheld 6.5 operating system, which they clarified in mid 2013 by their announced commitment to this operating system until early 2020. Additionally, sales of standard handheld computing devices such as our mobile handheld computer have been declining due to the increased popularity of alternative tablet and smartphone devices.

Service revenues were 5% and 4% of our total revenues in the three months ended March 31, 2014 and 2013, respectively. Increases in service revenues in the first quarter 2014 reflect increases in revenues related to out-of-warranty repair services, partially offset by declines in our SocketCare services reflecting the lower unit sales of our mobile handheld computers in the first quarter 2014 compared to the same quarter one year ago, as described previously. The majority of our SocketCare service contracts are purchased by our customers in conjunction with the purchase of mobile handheld computers. Service revenues have been allocated to the respective products serviced in the table above.

Other revenues in the first quarter of 2014 were $35,000, a decrease of 91% compared to revenues of $387,000 in the first quarter of 2013. Revenue decreases reflect diminishing sales of legacy products and sales to OEM customers in the first quarter 2014 compared to the same quarter one year ago.

Gross Margins

Our gross margins for the first quarter of 2014 were 43% compared to 40% in the comparable period one year ago. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Improvements in overall margins in the first quarter of 2014 are due primarily to a change in mix of products sold favoring a greater proportion of sales of our cordless handheld barcode scanner models which overall have slightly higher than average margins, and a lower proportion of sales of our mobile handheld computers which have slightly lower than average margins.

Research and Development Expense

Research and development expense in the first quarter of 2014 was $554,000, an increase of 6% compared to $525,000 in the first quarter of 2013. Increases in the level of research and development expense were primarily due to higher personnel costs compared to personnel costs a year ago which reflected compensation expense savings programs initiated in late 2012 and in effect through the first quarter of 2013. Partially offsetting this increase was a decrease in equipment costs in the first quarter 2014 compared to the same period a year ago. Research and development expense in the second quarter of 2014 is expected to moderately increase from first quarter levels.

Index

Sales and Marketing Expense

Sales and marketing expense in the first quarter of 2014 was $476,000, a decrease of 15% compared to $559,000 in the first quarter of 2013. Decreases in sales and marketing expense were due primarily to declines in personnel costs due to lower overall comparable headcount. Additional declines were from reductions in travel related expenses partially offset by increases in outside services expense. Sales and marketing expense in the second quarter of 2014 is expected to moderately increase from first quarter levels.

General and Administrative Expense

General and administrative expense in the first quarter of 2014 was $521,000, an increase of 13% compared to $461,000 in the first quarter of 2013. Increases in the level of general and administrative expense were primarily due to higher personnel costs compared to personnel costs a year ago which reflected compensation expense savings programs initiated in late 2012 and in effect through the first quarter 2013. General and administrative expense is expected to moderately decline in the second quarter of 2014 from first quarter levels due to the absence of professional fees and other expenses related to the costs of our annual audit which are expensed primarily in the first quarter.

Interest Expense and Other, Net of Interest Income and Other

Interest expense and other, net of interest income and other, was $136,000 in the first quarter of 2014 compared to $80,000 in the first quarter of 2013. Interest expense in each of the comparable first quarters was related primarily to interest on our notes payable, interest on our convertible notes payable issued in 2012 and reissued in September of 2013, and interest on amounts drawn on our bank lines of credit (see “NOTE 4 — Related Party Convertible Notes Payable” and “NOTE 5 — Related Party and Other Short Term Notes Payable” for more information). Additionally, interest expense in each of the comparable first quarters includes interest on equipment lease financing obligations. Higher interest expense in the first quarter 2014 reflects higher overall note balances in effect for the full duration of the quarter compared to the same quarter last year.

Interest income and other reflects interest earned on cash balances. Interest income was nominal in each of the comparable first quarters, reflecting low average cash balances combined with low average rates of return. Other income and expense includes foreign currency transaction gains and losses, which were nominal in each of the periods presented.

Income Taxes

Deferred tax expense in the first quarter of 2014 and 2013 and the corresponding deferred tax liability shown on our balance sheet, is related entirely to the deferred tax liability on the portion of our goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. We maintain a full valuation allowance for all other components of deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized. We have not generated taxable income in any periods in any jurisdiction, foreign or domestic.

Index

Cash Flows and Contractual Obligations

As reflected in our Statements of Cash Flows, net cash provided by operating activities was $27,000 in the first quarter 2014, compared to net cash used in operating activities of $267,000 in the comparable period a year ago. We calculate net cash provided by or used in operating activities by increasing our net income, or reducing our net loss ($71,000 net loss in the first quarter of 2014, and $75,000 net income in the first quarter of 2013) by those expenses that did not require the use of cash, and reversing gains or losses that did not generate or use cash. These items consist of stock based compensation expense, depreciation, amortization of intangible assets, and deferred tax expense. These amounts totaled $140,000 and $168,000 in the first quarter of 2014 and 2013, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In the first quarter of 2014 changes in operating assets and liabilities resulted in a net use of cash of $42,000 and were primarily from increases in accounts receivable due to the timing of customer shipments later in the first quarter compared to the previous fourth quarter, declines in stocking levels in our distribution channel reflecting normal fluctuations in distributor stocking, increases in prepaid expenses related to service and insurance renewals, and declines in accrued payroll expenses. These uses of cash were partially offset by reductions in inventory levels related to our scanning and mobile handheld computer product lines, and increases in accounts payable due to the timing of vendor payments. In the first quarter of 2013 changes in operating assets and liabilities resulted in a net use of cash of $0.5 million and were primarily from net increases in accounts receivable due to higher overall shipments to our distributors in the first quarter of 2013 compared to the fourth quarter of the prior year, increases in prepaid expenses and other current assets due primarily to advance payments required by suppliers, and reductions in the inventory levels in our distribution channel. These were partially offset by increases in accounts payable.

Investing activities in the first quarter of 2014 was related primarily to expenditures on tooling related to our scanning product line. There were no uses of cash in investing activities in the first quarter of 2013.

Cash provided by financing activities was $46,000 in the first quarter of 2014 compared to cash provided by financing activities of $515,000 in the first quarter of 2013. Financing activities in the first quarter of 2014 consisted primarily of net amounts advanced on our bank lines of credit. The proceeds from and repayments of borrowings in the first quarter 2014 as shown on our Condensed Statement of Cash Flows excludes $752,000 related to the amounts outstanding under the credit line with our former bank which was transferred to our new bank on March 7, 2014 (see “NOTE 6 — Bank Financing Arrangements” for more information). Financing activities in the first quarter of 2013 consisted primarily of proceeds from the issuance of related party and other short term notes payable, and net amounts advanced on our bank lines of credit, partially offset by repayment of a short term note originally advanced on August 31, 2012 with final repayment completed in January 2013.

Index

Our contractual cash obligations at March 31, 2014 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$2,081,000	$2,081,000	$—	$—	$—
Operating leases	3,645,000	382,000	810,000	876,000	1,577,000
Short term notes payable	650,000	650,000	—	—	—
Capital leases	53,000	23,000	30,000	—	—
Total contractual obligations	$6,429,000	$3,136,000	$840,000	$876,000	$1,577,000

We have outstanding amounts borrowed under our lines of credit with Bridge Bank at March 31, 2014 of approximately $815,000. Accrued interest related to the amounts outstanding at March 31, 2014 was approximately $3,000. The credit facility agreement expires on February 27, 2016 unless renewed. The agreement may be terminated by us or by the Bank at any time. Upon such termination, the Bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at the Bank’s discretion and the Bank is not obligated to make advances.

Additionally, at March 31, 2013 we had outstanding a total of $778,000 in subordinated convertible notes issued to select officers and directors of the Company. $381,000 of these notes have a term of four years that accrue interest at 8% per annum compounded quarterly, mature on September 4, 2017, and have a note holder call provision that becomes effective on September 4, 2014. $372,000 of the notes have a term of four years that accrue interest at 18% per annum compounded quarterly, mature on September 4, 2017, and do not have a call provision. The remaining $25,000 of notes at March 31, 2014 accrued interest at 8% per annum and were repaid in April 2014 including $3,420 of accrued interest. Accrued interest for all convertible notes is payable upon redemption. The notes are convertible into common stock at the option of the holder at $2.44 per share as long as warrants issued on November 19, 2010 are outstanding, or at $1.25 per share for the four-year notes, if these warrants are no longer outstanding. The warrants issued on November 19, 2012 expire on May 20, 2016. Accrued interest expense at March 31, 2014 for all convertible notes outstanding was approximately $63,000. The notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Bridge Bank.

Off-Balance Sheet Arrangements

As of March 31, 2014, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash and our bank credit line facilities. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended March 31, 2014, a decline of 1% in interest rates would not have had a material effect on our quarterly interest income. Our bank credit line facilities (effective March 7, 2014) of up to $2.5 million have variable interest rates based upon the lender's prime rate (minimum of 3.25%) plus 1.5%, for both the domestic line (up to $1.5 million) and the international line (up to $1.0 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. Based on a sensitivity analysis during the quarter ended March 31, 2014, an increase of 1% in the interest rate would have increased our quarterly borrowing costs by approximately $3,000.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended March 31, 2014, an adverse change of 10% in exchange rates would have resulted in an increase in our net loss for the first quarter 2014 of approximately $16,000 if left unprotected. For the first quarter of 2014, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $1,500. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the last fiscal quarter ended March 31, 2014 and this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We were unprofitable in the first quarter of 2014. We were profitable in each of the first two quarters in 2013, but unprofitable in the third and fourth quarters, and unprofitable in total for fiscal 2013. Fiscal year 2004 was the only profitable year in our history, and only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. To achieve ongoing profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

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

Our success has been dependent upon the ability of third-parties in the mobile computing industry to successfully develop applications and products that include, or are compatible with, our technology, and then to sell these applications and products into the marketplace. Even if we are successful in marketing and selling our line of scanners and mobile handheld computers, our ability to generate increased revenue depends significantly on the commercial success of other parties' applications and products, particularly vertical market software applications for use with our scanners and mobile handheld computers and peripherals, and tablet computers and phone-integrated devices including those from Apple, Google, and Microsoft, with which our scanners can be used, and the adoption of mobile applications and computing devices for business use.

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

We are dependent upon application developers to integrate our scanning and software products into their applications designed for mobile workers using smartphones, tablets and mobile computers, and to successfully market and sell those application products and solutions into the marketplace. We focus on serving the needs of application developers as sales of our barcode scanners are application driven. However, these developers may take considerable time to complete development of their applications, may experience delays in their development timelines, may develop competing applications, be unsuccessful in marketing and selling their application products and solutions to customers, or may experience delays in customer deployments and implementations, which would adversely affect our ability to achieve our revenue projections.

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

A significant portion of our revenue comes from a limited number of distributors. Ingram Micro Inc., ScanSource, Inc., and BlueStar, Inc., together represented approximately 61% and 55%, respectively, of our worldwide revenues in the first quarter of 2014 and fiscal year 2013. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with Ingram Micro Corporation or ScanSource, Inc., or any of our other significant distributors, we would experience disruption and delays in marketing our products.

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

Index

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

Export sales (sales to customers outside the United States) accounted for approximately 29% and 30% of our revenues in first quarter of 2014 and fiscal year 2013, respectively. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of May 9, 2014, we had 4,914,563 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

Index

As of May 9, 2014, we had 1,868,625 shares of common stock subject to outstanding options under our stock option plans, and 201,125 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of May 9, 2014, we had 57,776 shares of common stock subject to outstanding warrants issued in our 2009 private placement. We have registered the resale of all shares of common stock subject to the warrants. Accordingly, the shares of common stock underlying these warrants will be eligible for resale in the public market as soon as the warrants are exercised, subject to S-3 prospectus delivery requirements.

As of May 9, 2014, we had 976,000 shares of common stock subject to outstanding warrants issued in connection with the convertible note financing in November 2010. We have registered the resale of all shares of common stock subject to the note conversion and warrants. Accordingly, the shares of common stock underlying the note and warrants will be eligible for resale in the public market as soon as the note is converted and the warrants are eligible and exercised, subject to S-3 prospectus delivery requirements.

As of May 9, 2014, we had $777,625 in subordinated convertible notes payable. Up to 991,914 shares of common stock could be issued for conversion of the notes plus all accrued interest thru the maturity dates of August 1, 2014 and September 4, 2017.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2013 through May 9, 2014, our common stock price fluctuated between a high of $2.20 and a low of $0.70. On July 30, 2012, our common stock was delisted from the Nasdaq market and began trading on the Over-the-Counter Marketplace. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: May 14, 2014	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 14, 2014	/s/ David W. Dunlap
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