Form 10-Q
period 2014-06-30
SOCKET MOBILE, INC.
filed 2014-08-11
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

The number of shares of Common Stock ($0.001 par value) outstanding as of August 1, 2014 was 4,931,125 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$702,465	$606,255
Accounts receivable, net	2,203,916	1,427,590
Inventories	727,756	1,105,088
Prepaid expenses and other current assets	205,630	93,647
Total current assets	3,839,767	3,232,580

Property and equipment:
Machinery and office equipment	1,960,108	1,918,187
Computer equipment	1,024,096	1,059,943
	2,984,204	2,978,130
Accumulated depreciation	(2,750,487)	(2,683,193)
Property and equipment, net	233,717	294,937

Intangible assets, net	—	30,000
Goodwill	4,427,000	4,427,000
Other assets	117,518	117,518
Total assets	$8,618,002	$8,102,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,648,688	$3,489,311
Accrued payroll and related expenses	579,600	580,665
Bank line of credit	814,575	763,487
Deferred income on shipments to distributors	1,050,825	1,006,057
Related party and other short term notes payable	650,000	650,000
Related party convertible notes payable including related interest	406,323	418,482
Short term portion of deferred service revenue	158,780	172,474
Short term portion of capital leases and deferred rent	23,676	22,818
Total current liabilities	7,332,467	7,103,294

Related party convertible notes payable including related interest	429,932	393,980
Long term portion of deferred service revenue	102,744	95,049
Long term portion of capital leases and deferred rent	274,002	265,002
Deferred income taxes	127,304	111,334
Total liabilities	8,266,449	7,968,659

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 4,931,125 shares at June 30, 2014 and 4,867,063 shares at December 31, 2013	4,931	4,867
Additional paid-in capital	61,447,906	61,251,183
Accumulated deficit	(61,101,284)	(61,122,674)
Total stockholders’ equity	351,553	133,376
Total liabilities and stockholders’ equity	$8,618,002	$8,102,035

 See accompanying notes.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$4,391,072	$4,435,431	$8,186,411	$8,700,606

Cost of revenues	2,490,507	2,630,841	4,662,786	5,187,931

Gross profit	1,900,565	1,804,590	3,523,625	3,512,675

Operating expenses:
Research and development	586,371	594,140	1,140,057	1,118,890
Sales and marketing	526,834	585,088	1,002,780	1,144,287
General and administrative	511,827	448,695	1,032,750	909,757
Total operating expenses	1,625,032	1,627,923	3,175,587	3,172,934

Operating income	275,533	176,667	348,038	339,741

Interest expense and other, net	(113,234)	(125,173)	(249,178)	(205,460)
Loss on extinguishment of debt	(61,500)	—	(61,500)	—

Net income before income taxes	100,799	51,494	37,360	134,281
Income tax expense	(7,985)	(7,985)	(15,970)	(15,970)

Net income	$92,814	$43,509	$21,390	$118,311

Net income per share:

Basic	$0.02	$0.01	$0.00	$0.02
Diluted	$0.02	$0.01	$0.00	$0.02

Weighted average shares outstanding:

Basic	4,915,710	4,864,953	4,906,803	4,863,008
Diluted	5,162,197	4,987,156	4,961,413	4,946,155

 See accompanying notes.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$21,390	$118,311
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	115,794	151,292
Depreciation and amortization	153,120	132,732
Deferred income tax expense	15,970	15,970
Loss on extinguishment of debt	61,500	—

Changes in operating assets and liabilities:
Accounts receivable	(776,326)	(960,480)
Inventories	377,332	(91,099)
Prepaid expenses and other current assets	(111,983)	9,977
Accounts payable	208,170	(58,570)
Accrued payroll and related expenses	(1,065)	82,897
Deferred income on shipments to distributors	44,768	170,116
Deferred service revenue	(5,999)	(49,054)
Change in deferred rent	21,059	28,187
Net cash provided by (used in) operating activities	123,730	(449,721)

Investing activities
Purchases of equipment	(61,900)	(41,860)
Net cash used in investing activities	(61,900)	(41,860)

Financing activities
Payments on capital leases	(11,201)	(9,656)
Proceeds from borrowings under bank line of credit agreement	1,695,778	4,422,333
Repayments of borrowings under bank line of credit agreement	(1,644,690)	(4,087,966)
Stock options exercised	6,993	6,480
Warrants exercised	12,500	—
Proceeds from the issuance of related party and other short term notes payable	—	550,000
Repayment of short term note payable	—	(95,289)
Redemption of related party convertible note payable	(25,000)	(25,000)
Net cash provided by financing activities	34,380	760,902

Net increase in cash and cash equivalents	96,210	269,321

Cash and cash equivalents at beginning of period	606,255	390,513
Cash and cash equivalents at end of period	$702,465	$659,834

Supplemental cash flow information
Cash paid for interest	$190,063	$163,998

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

Liquidity and Going Concern

The Company was profitable in the quarter and six months ended June 30, 2014, but unprofitable in the quarter ended March 31, 2014. The Company was profitable in each of the first two quarters in 2013, but unprofitable in the third and fourth quarters, and unprofitable in total for fiscal 2013 in the amount of $620,493. As of June 30, 2014, the Company has an accumulated deficit of $61,101,284. The Company’s cash balances at June 30, 2014 were $702,465, including $814,575 advanced on its bank lines of credit. At June 30, 2014, the Company had additional unused borrowing capacity of approximately $494,000 on its bank lines of credit. The Company’s balance sheet at June 30, 2014 has a current ratio (current assets divided by current liabilities) of 0.5 to 1.0, and a working capital deficit of $3,492,700 (current assets less current liabilities). These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

In the last three years the Company has taken actions to reduce its expenses and to align its cost structure with economic conditions. The Company has the ability to further reduce expenses if necessary. Steps taken by the Company to reduce operating losses and achieve profitability include reduction of headcount to manage payroll costs, the introduction of new products, and continued close support of the Company’s application development partners as they establish their mobile applications in key vertical markets. The Company believes it will be able to further improve its liquidity and secure additional sources of financing by managing its working capital balances, use of its bank lines of credit, and raising additional capital as needed including development funding from development partners, exercise of outstanding warrants and stock options, and the issuance of additional equity securities. However, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. The Company’s bank lines of credit may be terminated by the bank or by the Company at any time. If the Company cannot maintain profitability, it will not be able to support its operations from positive cash flows, and would use its existing cash to support operating losses. If the Company is unable to secure the necessary capital for its business, it may need to suspend some or all of its current operations.

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

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2013 financial statements have been reclassified to conform to the presentation in the June 30, 2014 financial statements.

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less at date of purchase to be cash equivalents. At June 30, 2014 and December 31, 2013, all of the Company’s cash and cash equivalents consisted of amounts held in demand and money market deposits in banks. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	June 30,	December 31,
	2014	2013
Raw materials and sub-assemblies	$578,305	$1,045,356
Finished goods	149,451	59,732
	$727,756	$1,105,088

NOTE 4 — Related Party Convertible Notes Payable

On September 4, 2013, the Company replaced $350,000 of convertible notes plus accrued interest (total of $380,696) originally issued to officers and directors of the Company on August 1, 2012 and maturing on August 1, 2014, with four year convertible notes expiring September 4, 2017. The replacement notes have an interest rate of 8% per annum that compounds quarterly, and contain a holder call provision that becomes effective on September 4, 2014. The replacement notes are convertible into common stock at the option of the holder at $2.44 per share as long as warrants issued on November 19, 2010 are outstanding (warrants expire May 20, 2016), or at $1.25 per share. The original issuance of convertible notes on August 1, 2012 was in the amount of $400,000. The notes are being used for working capital purposes. In April 2013, $25,000 of the original convertible notes were repaid. In September 2013, $350,000 of the notes were reissued as discussed previously. In April 2014, the remaining $25,000 of the original convertible notes was repaid. The convertible notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with the Company’s bank. These convertible notes have been classified as short term on the Company’s Condensed Balance Sheets at June 30, 2014 and December 31, 2013. Related accrued interest at June 30, 2014 and December 31, 2013 is $25,627 and $12,786, respectively.

On September 4, 2013, the Company also replaced $350,000 of convertible notes plus accrued interest (total of $371,929) issued to the Company’s Chairman at various dates in the fourth quarter of 2012 and maturing on August 1, 2014, with four year convertible notes expiring September 4, 2017. The replacement notes are convertible into common stock at the option of the holder at $2.44 per share as long as warrants previously issued on November 19, 2010 are outstanding (warrants expire May 20, 2016), or at the closing market price on the date of note issue of $1.25 per share, have eliminated the holder call provision contained in the original notes, and have an interest rate that compounds quarterly of 18% per annum during the period in which the November 19, 2010 warrants are outstanding, or 12% per annum thereafter. Previously on November 5, 2012, the Company’s Board of Directors approved the issuance of up to $350,000 in convertible subordinated notes to its Chairman to be used for working capital purposes. At various dates beginning November 7, 2012 through December 12, 2012 the Company issued in total $350,000 of such notes to its Chairman. The original notes were identical to the notes issued on August 1, 2012 as described in the preceding paragraph, with the exception of the conversion price of which the weighted average fair market value conversion price was $1.04 per share as long as warrants previously issued on November 19, 2010 were no longer outstanding. The notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with the Company’s bank. These convertible notes have been classified as long term on the Company’s Condensed Balance Sheets at June 30, 2014 and December 31, 2013. Related accrued interest at June 30, 2014 and December 31, 2013 is $58,003 and $22,051, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Interest expense related to all convertible subordinated notes for the three and six months ended June 30, 2014 was $26,527 and $52,213, respectively. Interest expense related to all convertible subordinated notes for the three and six months ended June 30, 2013 was $14,460 and $29,309, respectively. The related accrued interest at June 30, 2014 and December 31, 2013 was $83,630 and $34,837, respectively.

NOTE 5 — Related Party and Other Short Term Notes Payable

On January 31, 2013, the Company’s Board of Directors approved a subordinated line of credit of up to $1,000,000 including up to $550,000 in advances by the Company’s Chairman. The funds raised are being used for working capital purposes. On June 30, 2014 and December 31, 2013, a total of $650,000 in funds were outstanding under this line, of which $450,000 and $50,000 respectively are from the Company’s Chairman and Chief Executive Officer. The line originally had an expiration date of December 1, 2013, which in November 2013 was extended to June 1, 2014. Interest accrued at the rate of 1% per week and was paid weekly through the maturity date of June 1, 2014. On May 15, 2014, the Company’s Board of Directors approved the issue of subordinated notes totaling $650,000 to replace the subordinated line of credit notes in the same amount maturing on June 1, 2014 mentioned previously. The new subordinated notes are two-year notes that mature on June 1, 2016, and are repayable by the Company at any time and have an interest rate of 18% per annum payable monthly in cash. Investors may request note repayment on or after October 1, 2014. $450,000 and $50,000 of the subordinated notes continue to be held by the Company’s Chairman and Chief Executive Officer, respectively. The Company extended the expiration date of 35,775 warrants originally issued to the outside investors on May 26, 2009 to June 1, 2016. These warrants were scheduled to expire on May 26, 2014. The warrants are exercisable into common stock at $1.80 per share. The Board approved stock option grants of 45,000 and 5,000 shares respectively for the Company’s Chairman and Chief Executive Officer. These stock options will vest monthly over a 24 month period.

The Company determined per ASC 470-50-40-10, that the present value of the cash flows under the terms of the replacement subordinated notes payable differed by more than 10 percent from the present value of the remaining cash flows of the subordinated notes being replaced. Therefore, debt extinguishment accounting rules apply. There was no change in the net carrying value of the subordinated notes. However, the value of the options granted as consideration in connection with the issuance of the replacement subordinated notes was determined to be $61,500, of which the full amount was accordingly recorded as a loss on extinguishment of debt in the three month period ended June 30, 2014.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Balances under the line of credit are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s credit facility with its bank. Interest expense for the three and six month periods ended June 30, 2014, related to the line of credit notes were $66,867 and $150,439 respectively. Interest expense for the three and six month periods ended June 30, 2013, related to the line of credit notes were $71,500 and $106,786 respectively.

NOTE 6 — Bank Financing Arrangements

On February 27, 2014, the Company entered into a new credit facility agreement with Bridge Bank (the “Bank”). The credit facility was activated and transfer of the credit facility from the Company’s former bank was completed on March 7, 2014. The revolving credit line agreement is for a two year period ending February 27, 2016. Under the terms of the credit facility agreement with the Bank, the Company may borrow up to $2.5 million, of which up to $1.5 million is based on qualified receivables from domestic customers and up to $1.0 million is based on qualified receivables from international customers. The Company’s total borrowings under the line may not exceed 50% of the sum of cash plus qualified receivables. Advances against the domestic and international lines are calculated at 70% of qualified receivables. Borrowings under the lines bear an annual interest rate equal to the Bank’s prime rate (minimum of 3.25%) plus 1.5%. The annual interest rate in effect beginning March 7, 2014 is 4.75% per annum. There is also a collateral handling fee of 0.2% per month of the financed receivables outstanding. The applicable interest and fees are calculated based on the actual amounts borrowed. At June 30, 2014, the effective rate (interest plus all applicable fees) on actual cash advanced is 4.95% per annum. The borrowings under the credit facility are secured by a first priority security interest in the assets of the Company. All advances are at the Bank’s discretion and the Bank is not obligated to make advances. The agreement may be terminated by the Company or by the Bank at any time. The outstanding amounts borrowed under the domestic line at June 30, 2014 were $814,575. There were no amounts borrowed under the international line at June 30, 2014.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Total interest expense on the amounts drawn under the Company’s bank credit lines in effect during the three and six months ended June 30, 2014, was $14,891 and $39,010, respectively. Interest expense on the amounts drawn during the three and six months ended June 30, 2013 was $32,800 and $59,827, respectively. Accrued interest related to the amounts outstanding under the Company’s bank lines of credit at June 30, 2014 and December 31, 2013 was $2,575 and $7,019, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
United States	$3,616,007	$3,226,442	$6,298,084	$5,804,072
Europe	489,303	611,185	1,234,373	1,484,332
Asia and rest of world	285,762	597,804	653,954	1,412,202
Total revenues	$4,391,072	$4,435,431	$8,186,411	$8,700,606

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues in the three and six month periods ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Ingram Micro Inc.	35%	19%	34%	18%
ScanSource, Inc.	25%	21%	19%	20%
BlueStar, Inc.	18%	15%	17%	12%
Other company (through 2013)	n/a	*	n/a	11%

_____________

* Customer accounted for less than 10% of total revenues for the period

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company invests its cash in demand and money market deposit accounts in banks. To the extent of the amounts recorded on the balance sheet, cash is concentrated at the Company’s bank to the extent needed to comply with the minimum liquidity ratio of the bank line agreement. To date, the Company has not experienced losses on these investments. The Company’s trade accounts receivables are primarily with distributors and original equipment manufacturers (OEMs). The Company performs ongoing credit evaluations of its customers’ financial conditions but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013
Company A	53%	43%
Company B	21%	28%
Company C	*	14%

_____________

* Customer accounted for less than 10% of total revenues for the period

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. At June 30, 2014 and December 31, 2013, 20% and 28%, respectively, of the Company’s accounts payable balances were concentrated in a single supplier. For the three months ended June 30, 2014, this and another supplier accounted for 63% of the inventory purchases.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — Stock-Based Compensation

The Company recognizes stock-based compensation in the financial statements for all share-based awards to employees, including grants of employee stock options, based on their fair values. The Company uses a binomial lattice valuation model to estimate the fair value of stock option grants. The binomial lattice model incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these factors affect the estimate of the fair value of the Company's stock option grants. Total stock-based compensation expense for the three and six months ended June 30, 2014 was $63,548 and $115,794, respectively. Total stock-based compensation expense for the three and six months ended June 30, 2013 was $57,557 and $151,292, respectively. In the three and six months ended June 30, 2014, 89,200 and 293,300 stock options were granted at a weighted average per share fair values estimated at $1.11 and $0.78, respectively.

NOTE 9 — Net Income Per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$92,814	$43,509	$21,390	$118,311

Denominator:
Weighted average common shares outstanding used in computing net income per share:
Basic	4,915,710	4,864,953	4,906,803	4,863,008
Diluted	5,162,197	4,987,156	4,961,413	4,946,155

Net income per share:
Basic	$0.02	$0.01	$0.00	$0.02
Diluted	$0.02	$0.01	$0.00	$0.02

NOTE 10 — Taxes

Income tax expense during the three and six months ended June 30, 2014 and 2013, and the deferred income tax amounts shown on the Company’s Condensed Balance Sheets, is related entirely to the deferred tax liability on the portion of the Company’s goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. As a result, the Company recognized deferred tax expense of $7,985 and $15,970, in each of the three and six month periods ended June 30, 2014 and 2013.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

At December 31, 2013, the Company has an unrecognized tax benefit of approximately $682,000, which did not change significantly during the six months ended June 30, 2014. Future changes in the unrecognized tax benefit are unlikely to have an impact on the effective tax rate due to the full valuation allowance recorded on the Company’s deferred tax assets, as realization of the deferred tax assets is dependent upon future taxable income.

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

Future minimum lease payments under all operating leases are as shown below:

Annual minimum payments:	Amount
2014 (July 1, 2014 to December 31, 2014)	$192,772
2015	393,255
2016	408,986
2017	425,345
2018 to 2022	2,132,136
Total minimum payments	$3,552,494

Rental expense under all operating leases was $107,403 and $214,468, for the three and six month periods ended June 30, 2014, respectively. Rental expense under all operating leases for the three and six month periods ended June 30, 2013 was $107,093 and $213,850, respectively. The amount of related deferred rent at June 30, 2014 and December 31, 2013 was $249,832 and $228,773, respectively.

Capital Lease Obligations

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At June 30, 2014 and December 31, 2013, property and equipment with a cost of $87,945 were subject to such financing arrangements. Related accumulated amortization at June 30, 2014 and December 31, 2013, amounted to $40,099 and $28,898, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Future minimum payments under capital lease and equipment financing arrangements as of June 30, 2014, are as follows:

Annual minimum payments:	Amount
2014 (July 1, 2014 to December 31, 2014)	$13,233
2015	26,467
2016	11,916
Total minimum payments	51,616
Less amount representing interest	(3,770)
Present value of net minimum payments	47,846
Short term portion of capital leases	(23,676)
Long term portion of capital leases	$24,170

Purchase Commitments

As of June 30, 2014, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $3,100,000.

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

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements forecasting our future financial condition and results, our future operating activities, market acceptance of our products, expectations for general market growth of cordless barcode scanning, handheld computers, and other mobile devices, growth in demand for our products, expansion of the markets that we serve, expansion of the distribution channels for our products, adoption of our embedded products by third-party manufacturers of electronic devices, and the timing of the introduction and availability of new products, as well as other forecasts discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “may,” “will,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Factors that could cause actual results and outcomes to differ materially include, but are not limited to: continued weakness in the U.S. and world economy generally and in the markets we serve in particular; the risk of delays in the availability of our products due to technological, market or financial factors including the availability of product components and necessary working capital; our ability to successfully develop, introduce and market future products; our ability to effectively manage and contain our operating costs; the availability of announced third-party handheld computer hardware and software that our products are intended to work with; product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with; continued growth in demand for handheld computers and barcode scanners; market acceptance of emerging standards such as Bluetooth and wireless LAN and of our related connection, data collection and mobile handheld computer products; the ability of our strategic relationships to benefit our business as expected; our ability to enter into additional distribution relationships; or other factors described in this Form 10-Q including “Item 1A. Risk Factors” and recent Form 8-K and Form 10-K reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the interim condensed financial statements and notes included elsewhere in this report, the Company’s annual financial statements in the form 10-K, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

Index

The Company

We are a producer of mobile cordless barcode scanners and handheld computers for the business mobility markets. Our markets for our barcode scanning products as defined by Venture Development Corporation (a leading technology market research firm) include retail, commercial services and healthcare. Our products are designed for a mobile worker using applications running on mobile devices while walking or standing. We offer easy-to-use software developer kits to application developers that enable the integration of our barcode scanning software into mobile applications running on Smartphones, tablets and mobile computers. These devices use operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®/Windows Mobile™). We focus on serving the needs of application developers as our barcode scanner sales are application driven. Once we are built into an application, our products become an ingredient of their solutions and marketing programs. Our registered developer program for barcode scanning has grown to over 1,000 developers which include developers of third party applications such as retail point of sale software licensed to customers and developers building in-house commercial services programs for business entities. Our mobile handheld computers are used in many hospitality and healthcare applications. We have more than 100 registered developers for our handheld computer.

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

Liquidity and Going Concern

We were profitable in the quarter and six months ended June 30, 2014, but unprofitable in the quarter ended March 31, 2014. We were profitable in each of the first two quarters in 2013, but unprofitable in the third and fourth quarters, and unprofitable in total for fiscal 2013 in the amount of $620,493. As of June 30, 2014, we have an accumulated deficit of $61.1 million. Our cash balances at June 30, 2014 were $0.7 million, including $0.8 million advanced on our bank lines of credit. At June 30, 2014, we had additional unused borrowing capacity of approximately $0.5 million on our bank lines of credit. Our balance sheet at June 30, 2014 has a current ratio (current assets divided by current liabilities) of 0.5 to 1.0, and a working capital deficit of $3.5 million (current assets less current liabilities). These circumstances raise substantial doubt about our ability to continue as a going concern.

Index

In the last three years we have taken actions to reduce our expenses and to align our cost structure with economic conditions. We have the ability to further reduce expenses if necessary. Steps taken by us to reduce operating losses and achieve profitability include reduction of headcount to manage payroll costs, the introduction of new products, and continued close support of our application development partners as they establish their mobile applications in key vertical markets. We believe we will be able to further improve our liquidity and secure additional sources of financing by managing our working capital balances, use of our bank lines of credit, and raising additional capital as needed including development funding from development partners, the exercise of outstanding warrants and stock options, and the issuance of additional equity securities. However, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our bank lines of credit may be terminated by the bank or by us at any time. If we cannot maintain profitability, we will not be able to support our operations from positive cash flows, and would use its existing cash to support operating losses. If we are unable to secure the necessary capital for its business, it may need to suspend some or all of our current operations.

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

Products

We classify our primary products into two broad product families:

•	Cordless barcode scanning products and related accessories and service;
•	Mobile handheld computer products and related accessories and service;

Cordless barcode scanners

We offer a family of cordless barcode scanning products that connect over Bluetooth with smartphones, tablets and mobile computers running operating systems from Apple (iOS), Google (Android), and Microsoft (Windows/Windows Mobile). Our cordless barcode scanners include two dimensional (2D) imagers and linear (1D) laser and imager scanners in both durable and colorful cases. Our Series-7 models are lightweight and ergonomically designed as a standalone handheld barcode scanner and are widely used with tablet computers. Our Series-8 models can be used stand-alone or attach to a Smartphone to enable one-handed barcode scanning. We also offer wearable cordless ring scanners for hands free barcode scanning. Extended warranty programs are available for all of our barcode scanning products.

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

Revenues

Total revenues for the three and six months ended June 30, 2014 were $4,391,000 and $8,186,000, respectively, an decrease of 1% and 6% from revenues of $4,435,000 and $8,700,000, respectively, in the comparable periods one year ago. Our revenues are classified into two primary product families. Additionally, we sell OEM embedded products to third parties, and we continue to carry legacy plug-in connectivity products. Our product revenues and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
Product family:	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Cordless barcode scanning and related products and service	$3,738	$2,640	42%	$6,650	$5,070	31%

Mobile handheld computer and related products and service	640	1,666	(62%)	1,488	3,114	(52%)

Other	13	129	(90%)	48	516	(91%)
Total	$4,391	$4,435	(1%)	$8,186	$8,700	(6%)

Our cordless barcode scanning and related products and service revenues in the three and six months ended June 30, 2014 were $3.7 million and $6.7 million, an increase of 42% and 31% compared to revenues of $2.6 million and $5.1 million in the comparable periods one year ago. Revenue increases totaling $0.6 million and $0.9 million in the three and six month periods ending June 30, 2014 were from increased sales volumes of our Apple certified Series-7 high performance 1D cordless handheld barcode scanners compared to the same periods a year ago. Revenue increases totaling $0.4 million in both the three and six month comparable periods were from increased sales volumes of our Apple certified entry level cordless handheld scanners. Revenue increases of $0.1 million and $0.3 million in the comparable three and six month comparable periods were from increased sales volumes of our Series-8 cordless scanner optimized for use with smartphones and tablets.

Index

Our mobile handheld computer and related products and service revenues in the three and six months ended June 30, 2013 were $0.6 million and $1.5 million, a decrease of 62% and 52% compared to revenues of $1.7 million and $3.1 million in the corresponding periods one year ago. Mobile handheld computer revenues (excluding revenues from the related plug-in products, accessories, and services) declined by $0.7 million and $1.2 million in the three and six months ended June 30, 2014 reflecting lower overall sales volumes compared to the same periods one year ago. Remaining declines in the comparable three and six month periods were primarily from declines in sales of our companion plug-in data collection products due primarily to lower sales volumes of CompactFlash plug-in barcode scanners, and from declines in sales of related mobile handheld computer accessories and services, also reflective of the overall lower unit sales volumes of our mobile handheld computers in the three and six months periods ended June 30, 2014 compared to the same periods one year ago. Sales of our mobile computer models have been affected by the uncertainty surrounding Microsoft’s support of the Windows Embedded Handheld 6.5 operating system, which they clarified in mid 2013 by their announced commitment to this operating system until early 2020. Additionally, sales of standard handheld computing devices such as our mobile handheld computer have been declining due to the increased popularity of alternative tablet and smartphone devices.

Service revenues were 3% of our revenues in the second quarter of 2014 and 2013. Service revenues were 4% of our revenues in the first half of 2014 and 2013. The majority of our SocketCare service contracts are purchased by our customers in conjunction with the purchase of mobile handheld computers. Service revenues have been allocated to the respective products serviced in the table above.

Other revenues in the three and six months ended June 30, 2013 were $13,000 and $48,000, a decrease of 90% and 91% compared to revenues of $129,000 and $516,000 in the corresponding periods one year ago. Revenue decreases reflect diminishing sales of legacy products and sales to OEM customers in the comparable three and six month periods.

Gross Margins

Our gross margins in the three and six months ended June 30, 2014 were 43% in both, compared to margins of 41% and 40% in the corresponding periods one year ago. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Improvements in overall margins in the three and six months ended June 30, 2014 are due primarily to a change in mix of products sold favoring a greater proportion of sales of our cordless handheld barcode scanner models which overall have slightly higher than average margins, and a lower proportion of sales of our mobile handheld computers which have slightly lower than average margins, combined margin improvements on each of these product lines in the comparable periods.

Index

Research and Development Expense

Research and development expense in the three months ended June 30, 2014 was $586,000, a decrease of 1% compared to $594,000 in the corresponding period one year ago. Research and development expense for the six months ended June 30, 2014 was $1,140,000, an increase of 2% compared to research and development expense of $1,119,000 in the corresponding period one year ago. Decreases in the level of research and development expense in the comparable three month periods were primarily due to decreases in equipment costs, partially offset by higher personnel costs compared to same period a year ago reflecting compensation increases which were phased in during the second quarter 2014. Increases in the level of research and development expense in the comparable six month periods were primarily due to higher personnel costs compared to personnel costs a year ago reflecting compensation expense savings programs initiated in late 2012 and in effect through the first quarter of 2013, combined with the compensation adjustments phased in during the second quarter 2014 mentioned previously. Partially offsetting these increases was a decrease in equipment costs compared to the same six month period one year ago. Research and development expense in the third quarter of 2014 is expected to moderately increase from second quarter levels.

Sales and Marketing Expense

Sales and marketing expense in the three months ended June 30, 2014 was $526,000, a decrease of 10% compared to $585,000 in the same period one year ago. Sales and marketing expense in the six months ended June 30, 2014 was $1,003,000, a decrease of 12% compared to $1,144,000 in the same period one year ago. Decreases in sales and marketing expense in the comparable three and six month periods were due primarily to declines in personnel costs due to lower overall headcount in the comparable periods. Additional declines were from reductions in travel related expenses and advertising and promotional expenditures, partially offset by increases in outside services expense. Sales and marketing expense in the third quarter of 2014 is expected to moderately increase from second quarter levels.

General and Administrative Expense

General and administrative expense in the three months ended June 30, 2014 was $512,000, an increase of 14% compared to $449,000 in the same period one year ago. General and administrative expense in the six months ended June 30, 2014 was $1,033,000, an increase of 14% compared to $910,000 in the same period one year ago. Increases in the three and six month comparable periods were primarily due to higher personnel costs compared to a year ago reflecting compensation expense savings programs initiated in late 2012 and in effect through the first quarter 2013, combined with compensation increases which were phased in during the second quarter 2014. General and administrative expense is expected to moderately increase in the third quarter of 2014 from second quarter levels.

Interest Expense and Other, Net of Interest Income and Other

Interest expense and other, net of interest income and other, in the three and six months ended June 30, 2014 was $113,000 and $249,000, respectively, compared to $125,000 and $205,000, respectively, in the same periods one year ago.

Interest expense in each of the comparable periods was related primarily to interest on our notes payable, interest on our convertible notes payable issued in 2012 and reissued in September of 2013, and interest on amounts drawn on our bank lines of credit (see “NOTE 4 — Related Party Convertible Notes Payable” and “NOTE 5 — Related Party and Other Short Term Notes Payable” for more information). Additionally, interest expense in each of the comparable periods presented includes interest on equipment lease financing obligations. Lower interest expense in the comparable second quarters reflects lower interest rates on our new bank line of credit effective March 7, 2014 compared to our previous bank line of credit, and lower interest expense related to our subordinated notes as a result of lower interest rates in effect on the reissued two-year subordinated notes which replaced the previous notes maturing on June 1, 2014. Higher interest expense in the comparable six month periods reflects higher overall note balances in effect for the 2014 six month period, partially offset by lower interest expense on our new bank line of credit mentioned previously.

Index

Interest income and other reflects interest earned on cash balances. Interest income was nominal in each of the comparable first quarters, reflecting low average cash balances combined with low average rates of return. Other income and expense includes foreign currency transaction gains and losses, which were nominal in each of the periods presented.

Income Taxes

Deferred tax expense in the three and six months ended June 30, 2014 and 2013, and the corresponding deferred tax liability shown on our balance sheet, is related entirely to the deferred tax liability on the portion of our goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. We maintain a full valuation allowance for all other components of deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized. We have not generated taxable income in any periods in any jurisdiction, foreign or domestic.

Cash Flows and Contractual Obligations

As reflected in our Statements of Cash Flows, net cash provided by operating activities was $124,000 in the first half of 2014, compared to net cash used in operating activities of $450,000 in the comparable period a year ago. We calculate net cash provided by or used in operating activities by increasing our net income ($21,000 and $118,000 in the first half of 2014 and 2013, respectively) by those expenses that did not require the use of cash, and reversing gains or losses that did not generate or use cash. These items consist of stock based compensation expense, depreciation, amortization of intangible assets, deferred tax expense, and in the second quarter of 2014 the loss on extinguishment of debt. These amounts totaled $346,000 and $300,000 in the first half of 2014 and 2013, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In the first half of 2014 changes in operating assets and liabilities resulted in a net use of cash of $244,000 and were primarily from increases in accounts receivable due to the increased level of customer shipments in the second quarter 2014 compared to the fourth quarter 2013, increases in prepaid expenses related to service and insurance renewals, and prepayments for inventory. These uses of cash in the first half of 2014 were partially offset by reductions in inventory levels related to our scanning and mobile handheld computer product lines, and increases in accounts payable due to the timing of vendor payments. In the first half of 2013 changes in operating assets and liabilities resulted in a net use of cash of $0.9 million and were primarily from net increases in accounts receivable due to higher overall shipments to our distributors in the second quarter of 2013 compared to the fourth quarter of the prior year. Additional uses in the first half of 2013 were from increases in inventory and decreases in accounts payable. These uses of cash were partially offset by increases in the inventory levels in our distribution channel due to the higher shipments just mentioned, and increases in accrued payroll and related expenses due primarily to the elimination of salary reduction programs at the beginning of the second quarter 2013.

Index

Cash used in investing activities was $62,000 in the first half of 2014 compared to $42,000 in the first half of 2013. Investing activities in the first half of 2014 was related primarily to expenditures on tooling related to our scanning product line, and purchases of computer equipment. Investing activities in the first half of 2013 is related to primarily to expenditures on product tooling and purchases of computer equipment.

Cash provided by financing activities was $34,000 in the first half of 2014 compared to cash provided by financing activities of $761,000 in the first half of 2013. Financing activities in the first half of 2014 consisted primarily of net amounts advanced on our bank lines of credit and proceeds from the exercise of stock options and warrants, partially offset by a related party convertible note holder redemption. The proceeds from and repayments of borrowings in the first half of 2014 as shown on our Condensed Statement of Cash Flows excludes $752,000 related to the amounts outstanding under the credit line with our former bank which was transferred to our new bank on March 7, 2014 (see “NOTE 6 — Bank Financing Arrangements” for more information). Financing activities in the first half of 2013 consisted primarily of proceeds from the issuance of related party and other short term notes payable in the first quarter of 2013 and net amounts advanced on our bank lines of credit, partially offset by repayment of a short term note originally advanced on August 31, 2012 with final repayment completed in January 2013, and a related party convertible note holder redemption.

Our contractual cash obligations at June 30, 2014 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$3,084,000	$3,084,000	$—	$—	$—
Operating leases	3,553,000	386,000	818,000	885,000	1,464,000
Short term notes payable	650,000	650,000	—	—	—
Capital leases	48,000	24,000	24,000	—	—
Total contractual obligations	$7,335,000	$4,144,000	$842,000	$885,000	$1,464,000

We have outstanding amounts borrowed under our lines of credit with Bridge Bank at June 30, 2014 of approximately $815,000. Accrued interest related to the amounts outstanding at June 30, 2014 was approximately $3,000. The credit facility agreement expires on February 27, 2016 unless renewed. The agreement may be terminated by us or by the Bank at any time. Upon such termination, the Bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at the Bank’s discretion and the Bank is not obligated to make advances.

Index

Additionally, at June 30, 2014 we had outstanding a total of $836,000 in subordinated convertible notes including accrued interest issued to select officers and directors of the Company. $406,000 of these notes have a term of four years that accrue interest at 8% per annum compounded quarterly, mature on September 4, 2017, and have a note holder call provision that becomes effective on September 4, 2014. $430,000 of the notes have a term of four years that accrue interest at 18% per annum compounded quarterly, mature on September 4, 2017, and do not have a call provision. Accrued interest for all convertible notes is payable upon redemption. The notes are convertible into common stock at the option of the holder at $2.44 per share as long as warrants issued on November 19, 2010 are outstanding, or at $1.25 per share for the four-year notes, if these warrants are no longer outstanding. The warrants issued on November 19, 2012 expire on May 20, 2016. Accrued interest expense at June 30, 2014 for all convertible notes outstanding was approximately $84,000. The notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Bridge Bank.

Off-Balance Sheet Arrangements

As of June 30, 2014, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash and our bank credit line facilities. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended June 30, 2014, a decline of 1% in interest rates would not have had a material effect on our quarterly interest income. Our bank credit line facilities (effective March 7, 2014) of up to $2.5 million have variable interest rates based upon the lender's prime rate (minimum of 3.25%) plus 1.5%, for both the domestic line (up to $1.5 million) and the international line (up to $1.0 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. Based on a sensitivity analysis during the quarter ended June 30, 2014, an increase of 1% in the interest rate would have increased our quarterly borrowing costs by approximately $2,000.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended June 30, 2014, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the second quarter 2014 of approximately $18,000 if left unprotected. For the second quarter of 2014, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $4,000. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the last fiscal quarter ended June 30, 2014 and this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

Item 1A. Risk Factors

The risks described in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

Our ability to continue as a going concern is dependent upon our ability to maintain ongoing profitable operations and to raise additional capital.

Our historical operating losses and declines in our working capital balances are conditions that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to maintain ongoing profitable operations and to raise additional capital as needed. We have been taking steps intended to improve operating results and achieve future profitability including the introduction of new products, continued close support of our application partners as they establish their mobile applications in key vertical markets, and management of our costs. We believe that we will be able to continue to improve our liquidity and secure additional sources of financing by managing our working capital balances, use of our bank lines of credit, and raising additional capital as needed including development funding from development partners, the exercise of outstanding warrants and stock options, and the issuance of additional equity securities. Nonetheless, there can be no assurance that we will be successful in achieving any of these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our inability to secure and maintain the necessary liquidity would have a material adverse effect on our financial condition and results of operations. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from our inability to continue as a going concern.

We have a history of operating losses and may not achieve ongoing profitability.

We were unprofitable in the first quarter of 2014, profitable in the second quarter 2014, and profitable in the first half of 2014, but only to the extent of $21,000. We were profitable in each of the first two quarters in 2013, but unprofitable in the third and fourth quarters, and unprofitable in total for fiscal 2013. Fiscal year 2004 was the only profitable year in our history, and only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. To achieve ongoing profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

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

Our success has been dependent upon the ability of third-parties in the mobile computing markets to successfully develop applications and products that include, or are compatible with, our technology, and then to sell these applications and products into the marketplace. Even if we are successful in marketing and selling our line of scanners and mobile handheld computers, our ability to generate increased revenue depends significantly on the commercial success of other parties' applications and products, particularly vertical market software applications for use with our scanners and mobile handheld computers and peripherals, and tablet computers and phone-integrated devices including those from Apple, Google, and Microsoft, with which our scanners can be used, and the adoption of mobile applications and computing devices for business use.

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

A significant portion of our revenue comes from a limited number of distributors. Ingram Micro Inc., ScanSource, Inc., and BlueStar, Inc., together represented approximately 70% and 55%, respectively, of our worldwide revenues in the first half of 2014 and fiscal year 2013. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with Ingram Micro Corporation or ScanSource, Inc., or any of our other significant distributors, we would experience disruption and delays in marketing our products.

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

We have devoted significant research and development resources to design products to work with a number of operating systems used in mobile devices including Windows Mobile, Windows CE, Windows 7/Vista/XP, Windows Embedded Handheld, Apple, Google’s Android, and to develop our own family of mobile handheld computers. Such design activities have diverted financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft, Apple, or Google is obligated to collaborate or to support the products produced from such collaboration. Consequently, these organizations may terminate their collaborations with us for a variety of reasons, including our failure to meet agreed-upon standards or for reasons beyond our control, such as changing market conditions, increased competition, discontinued product lines, and product obsolescence.

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

Export sales (sales to customers outside the United States) accounted for approximately 23% and 30% of our revenues in first half of 2014 and fiscal year 2013, respectively. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of August 1, 2014, we had 4,931,125 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

Index

As of August 1, 2014, we had 1,937,384 shares of common stock subject to outstanding options under our stock option plans, and 125,804 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of August 1, 2014, we had 35,775 shares of common stock subject to outstanding warrants issued in our 2009 private placement. We have registered the resale of all shares of common stock subject to the warrants. Accordingly, the shares of common stock underlying these warrants will be eligible for resale in the public market as soon as the warrants are exercised, subject to S-3 prospectus delivery requirements.

As of August 1, 2014, we had 1,016,000 shares of common stock subject to outstanding warrants issued in connection with the convertible note financing in November 2010. We have registered the resale of all shares of common stock subject to the note conversion and warrants. Accordingly, the shares of common stock underlying the note and warrants will be eligible for resale in the public market as soon as the note is converted and the warrants are eligible and exercised, subject to S-3 prospectus delivery requirements.

As of August 1, 2014, we had $845,889 in subordinated convertible notes payable including related accrued interest. Up to 977,400 shares of common stock could be issued for conversion of the notes plus all accrued interest thru the maturity date of September 4, 2017.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2013 through August 1, 2014, our common stock price fluctuated between a high of $2.20 and a low of $0.70. On July 30, 2012, our common stock was delisted from the Nasdaq market and began trading on the Over-the-Counter Marketplace. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: August 11, 2014	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 11, 2014	/s/ David W. Dunlap
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