Form 10-Q
period 2014-09-30
SOCKET MOBILE, INC.
filed 2014-11-14
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

The number of shares of Common Stock ($0.001 par value) outstanding as of November 7, 2014 was 5,301,558 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$739,560	$606,255
Accounts receivable, net	1,717,899	1,427,590
Inventories	866,038	1,105,088
Prepaid expenses and other current assets	113,082	93,647
Total current assets	3,436,579	3,232,580

Property and equipment:
Machinery and office equipment	2,007,836	1,918,187
Computer equipment	989,632	1,059,943
	2,997,468	2,978,130
Accumulated depreciation	(2,749,371)	(2,683,193)
Property and equipment, net	248,097	294,937

Intangible assets, net	—	30,000
Goodwill	4,427,000	4,427,000
Other assets	117,518	117,518
Total assets	$8,229,194	$8,102,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,125,558	$3,489,311
Accrued payroll and related expenses	384,729	580,665
Bank line of credit	815,820	763,487
Deferred income on shipments to distributors	867,176	1,006,057
Related party and other short term notes payable	650,000	650,000
Related party convertible notes payable including related interest	414,516	418,482
Short term portion of deferred service revenue	139,862	172,474
Short term portion of capital leases and deferred rent	24,538	22,818
Total current liabilities	6,422,199	7,103,294

Related party convertible notes payable including related interest	449,437	393,980
Long term portion of deferred service revenue	87,356	95,049
Long term portion of capital leases and deferred rent	275,258	265,002
Deferred income taxes	135,289	111,334
Total liabilities	7,369,539	7,968,659

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 5,015,782 shares at September 30, 2014 and 4,867,063 shares at December 31, 2013	5,016	4,867
Additional paid-in capital	61,524,803	61,251,183
Accumulated deficit	(60,670,164)	(61,122,674)
Total stockholders’ equity	859,655	133,376
Total liabilities and stockholders’ equity	$8,229,194	$8,102,035

 See accompanying notes.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$4,921,596	$3,291,639	$13,108,007	$11,992,245

Cost of revenues	2,777,735	2,008,701	7,440,521	7,196,632

Gross profit	2,143,861	1,282,938	5,667,486	4,795,613

Operating expenses:
Research and development	611,851	577,609	1,751,908	1,696,499
Sales and marketing	545,654	498,820	1,548,434	1,643,107
General and administrative	466,745	395,317	1,499,495	1,305,074
Total operating expenses	1,624,250	1,471,746	4,799,837	4,644,680

Operating income (loss)	519,611	(188,808)	867,649	150,933

Interest expense and other, net	(80,506)	(124,075)	(329,684)	(329,535)
Loss on extinguishment of debt	—	—	(61,500)	—

Net income (loss) before income taxes	439,105	(312,883)	476,465	(178,602)
Income tax expense	(7,985)	(7,985)	(23,955)	(23,955)

Net income (loss)	$431,120	$(320,868)	$452,510	$(202,557)

Net income per share:

Basic	$0.09	$(0.07)	$0.09	$(0.04)
Diluted	$0.08	$(0.07)	$0.09	$(0.04)

Weighted average shares outstanding:

Basic	4,934,591	4,867,063	4,916,066	4,864,360
Diluted	5,416,574	4,867,063	5,100,344	4,864,360

See accompanying notes.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income (loss)	$452,510	$(202,557)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	164,370	201,974
Depreciation and amortization	196,010	203,193
Deferred income tax expense	23,955	23,955
Accrued interest on convertible notes	79,911	62,137
Loss on extinguishment of debt	61,500	—

Changes in operating assets and liabilities:
Accounts receivable	(290,309)	(264,110)
Inventories	239,050	(115,326)
Prepaid expenses and other current assets	(19,435)	7,791
Accounts payable	(363,753)	(412,336)
Accrued payroll and related expenses	(195,936)	(6,232)
Deferred income on shipments to distributors	(138,881)	234,565
Deferred service revenue	(40,306)	(82,846)
Change in deferred rent	28,970	38,716
Net cash provided by (used in) operating activities	197,656	(311,076)

Investing activities
Purchases of equipment	(119,170)	(133,203)
Net cash used in investing activities	(119,170)	(133,203)

Financing activities
Payments on capital leases	(16,993)	(15,189)
Proceeds from borrowings under bank line of credit agreement	973,927	6,280,846
Repayments of borrowings under bank line of credit agreement	(921,594)	(6,245,072)
Stock options exercised	35,399	6,480
Warrants exercised	12,500	—
Proceeds from the issuance of related party and other short term notes payable	—	600,000
Repayment of short term note payable	—	(145,289)
Redemption of related party convertible notes payable	(28,420)	(26,216)
Net cash provided by financing activities	54,819	455,560

Net increase in cash and cash equivalents	133,305	11,281

Cash and cash equivalents at beginning of period	606,255	390,513
Cash and cash equivalents at end of period	$739,560	$401,794

Supplemental cash flow information
Cash paid for interest	$237,814	$268,055

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

Liquidity and Going Concern

The Company was profitable in the quarter and nine months ended September 30, 2014. The Company was profitable in the quarter ended June 30, 2014, but unprofitable in the quarter ended March 31, 2014. The Company was profitable in each of the first two quarters in 2013, but unprofitable in the third and fourth quarters, and unprofitable in total for fiscal 2013 in the amount of $620,493. As of September 30, 2014, the Company has an accumulated deficit of $60,670,164. The Company’s cash balances at September 30, 2014 were $739,560, including $815,820 advanced on its bank lines of credit. At September 30, 2014, the Company had additional unused borrowing capacity of approximately $333,000 on its bank lines of credit. The Company’s balance sheet at September 30, 2014 has a current ratio (current assets divided by current liabilities) of 0.5 to 1.0, and a working capital deficit of $2,985,620 (current assets less current liabilities). These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

In the last three years the Company has taken actions to reduce its expenses and to align its cost structure with economic conditions. The Company has the ability to reduce expenses if necessary. Steps taken by the Company to reduce operating losses and achieve profitability include reduction of headcount to manage payroll costs, the introduction of new products, and continued close support of the Company’s application development partners as they establish their mobile applications in key vertical markets. The Company believes it will be able to further improve its liquidity and secure additional sources of financing by managing its working capital balances, use of its bank lines of credit, and raising additional capital as needed including development funding from development partners, exercise of outstanding warrants and stock options, and the issuance of additional equity securities. However, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. The Company’s bank lines of credit may be terminated by the bank or by the Company at any time. If the Company cannot maintain profitability, it will not be able to support its operations from positive cash flows, and would use its existing cash to support operating losses. If the Company is unable to secure the necessary capital for its business, it may need to suspend some or all of its current operations.

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

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2013 financial statements have been reclassified to conform to the presentation in the September 30, 2014 financial statements.

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less at date of purchase to be cash equivalents. At September 30, 2014 and December 31, 2013, all of the Company’s cash and cash equivalents consisted of amounts held in demand and money market deposits in banks. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories at September 30, 2014 and December 31. 2013 were as follows:

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	September 30,	December 31,
	2014	2013
Raw materials and sub-assemblies	$704,835	$1,045,356
Finished goods	161,203	59,732
	$866,038	$1,105,088

NOTE 4 — Related Party Convertible Notes Payable

Short Term Related Party Convertible Notes Payable

Short term related party convertible notes payable at September 30, 2014 and December 31, 2013, are $414,516 and $418,482 respectively, comprised of convertible note principal of $380,696 and accrued interest of $33,820 at September 30, 2014, and convertible note principal of $405,696 and accrued interest of $12,786 at December 31, 2013. The notes were issued on September 4, 2013 to officers and directors of the Company and mature on September 4, 2017. The notes have an interest rate of 8% per annum that compounds quarterly, and contain a holder call provision that became effective on September 4, 2014. The notes are convertible into common stock at the option of the holder at $2.44 per share as long as warrants issued on November 19, 2010 are outstanding (warrants expire May 20, 2016) or at $1.25 per share. The convertible notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with the Company’s bank.

The notes described in the preceding paragraph replaced two-year notes and accrued interest originally issued on August 1, 2012 and expiring on August 1, 2014. $25,000 in original note principal plus accrued interest of $1,216 was repaid prior to issuance of the four-year notes described above. $25,000 of note principal of the original notes was not converted and the principal plus accrued interest of $3,420 was repaid in April 2014.

Long Term Related Party Convertible Notes Payable

Long term related party convertible notes payable at September 30, 2014 and December 31, 2013 are $449,437 and $393,980 respectively, comprised of convertible note principal of $371,929 and accrued interest of $77,508 at September 30, 2014 and accrued interest of $22,051 at December 31, 2013. The notes were issued on September 4, 2013 to the Company’s Chairman and mature on September 4, 2017. The notes have an interest rate of 18% per annum that compounds quarterly. The notes are convertible into common stock at the option of the holder at $2.44 per share as long as warrants issued on November 19, 2010 are outstanding (warrants expire May 20, 2016) or at $1.25 per share. The convertible notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with the Company’s bank.

The notes described in the preceding paragraph replaced notes issued at various dates in November and December 2012 plus accrued interest.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Other Information Pertaining to Short and Long Term Convertible Notes Payable

For the short and long term replacement notes issued on September 4, 2013, the Company determined per ASC 470-50-40-10a, that the fair value of the embedded conversion option in the reissued convertible notes as a result of the change in conversion price and term, increased by more than 10% from the original notes. Therefore, debt extinguishment accounting rules apply. Accordingly, the reissued convertible notes payable were initially recorded at fair value; however, as there was no difference between the reissued amount of the notes and the net carrying amount of the original notes, no gain or loss was recorded.

Interest expense related to all related party convertible subordinated notes for the three and nine months ended September 30, 2014 was $27,699 and $79,912, respectively. Interest expense related to all convertible subordinated notes for the three and nine months ended September 30, 2013 was $17,402 and $46,712, respectively.

NOTE 5 — Related Party and Other Short Term Notes Payable

On January 31, 2013, the Company’s Board of Directors approved a subordinated line of credit of up to $1,000,000 including up to $550,000 in advances by the Company’s Chairman. The funds raised are being used for working capital purposes. On September 30, 2014 and December 31, 2013, a total of $650,000 in notes payable were outstanding under this line, of which $450,000 and $50,000 respectively are from the Company’s Chairman and Chief Executive Officer. The notes in effect at September 30, 2014 mature on June 1, 2016, and are repayable by the Company at any time and have an interest rate of 18% per annum payable monthly in cash. Investors may request note repayment on or after October 1, 2014. Balances under the line of credit are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s credit facility with its bank. Interest expense for the three and nine month periods ended September 30, 2014, related to the line of credit notes were $29,490 and $179,929 respectively. Interest expense for the three and nine month periods ended September 30, 2013, related to the line of credit notes were $71,986 and $178,772, respectively. In October 2014, $50,000 of these subordinated notes were redeemed by a non-related party note holder.

The notes originally issued under the subordinated line of credit had an initial expiration date of December 1, 2013, which in November 2013 was extended to June 1, 2014. Interest on the original notes accrued at the rate of 1% per week and was paid weekly through the extended maturity date of June 1, 2014. On May 15, 2014, the Company’s Board of Directors approved the issue of subordinated notes totaling $650,000 to replace the subordinated line of credit notes in the same amount maturing on June 1, 2014 mentioned previously. The replacement subordinated notes are two-year notes that mature on June 1, 2016 as discussed in the preceding paragraph. The Company extended the expiration date of 35,775 warrants originally issued to the outside investors on May 26, 2009 to June 1, 2016. These warrants were scheduled to expire on May 26, 2014. The warrants are exercisable into common stock at $1.80 per share. The Board approved stock option grants of 45,000 and 5,000 shares respectively for the Company’s Chairman and Chief Executive Officer. These stock options will vest monthly over a 24 month period.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company determined per ASC 470-50-40-10, that the present value of the cash flows under the terms of the replacement subordinated notes payable differed by more than 10 percent from the present value of the remaining cash flows of the subordinated notes being replaced. Therefore, debt extinguishment accounting rules apply. There was no change in the net carrying value of the subordinated notes. However, the value of the options granted as consideration in connection with the issuance of the replacement subordinated notes was determined to be $61,500, of which the full amount was accordingly recorded as a loss on extinguishment of debt in the three month period ending June 30, 2014, and shown in the accompanying Condensed Statements of Operations for the nine months ended September 30, 2014.

NOTE 6 — Bank Financing Arrangements

On February 27, 2014, the Company entered into a new credit facility agreement with Bridge Bank (the “Bank”). The credit facility was activated and transfer of the credit facility from the Company’s former bank was completed on March 7, 2014. The revolving credit line agreement is for a two year period ending February 27, 2016. Under the terms of the credit facility agreement with the Bank, the Company may borrow up to $2.5 million, of which up to $1.5 million is based on qualified receivables from domestic customers and up to $1.0 million is based on qualified receivables from international customers. The Company’s total borrowings under the line may not exceed 50% of the sum of cash plus qualified receivables. Advances against the domestic and international lines are calculated at 70% of qualified receivables. Borrowings under the lines bear an annual interest rate equal to the Bank’s prime rate (minimum of 3.25%) plus 1.5%. The annual interest rate in effect beginning March 7, 2014 is 4.75% per annum. There is also a collateral handling fee of 0.2% per month of the financed receivables outstanding. The applicable interest and fees are calculated based on the actual amounts borrowed. At September 30, 2014, the effective rate (interest plus all applicable fees) on actual cash advanced is 7.15% per annum. The borrowings under the credit facility are secured by a first priority security interest in the assets of the Company. All advances are at the Bank’s discretion and the Bank is not obligated to make advances. The agreement may be terminated by the Company or by the Bank at any time. The outstanding amounts borrowed under the domestic line at September 30, 2014 were $815,820. There were no amounts borrowed under the international line at September 30, 2014.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Total interest expense on the amounts drawn under the Company’s bank credit lines in effect during the three and nine months ended September 30, 2014, was $16,082 and $55,092, respectively. Interest expense on the amounts drawn during the three and nine months ended September 30, 2013 was $30,685 and $90,512, respectively. Accrued interest related to the amounts outstanding under the Company’s bank lines of credit at September 30, 2014 and December 31, 2013 was $3,820 and $7,019, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
United States	$3,681,834	$2,492,640	$9,980,944	$8,296,712
Europe	945,172	656,571	2,165,576	2,140,903
Asia and rest of world	294,590	142,428	961,487	1,554,630
Total revenues	$4,921,596	$3,291,639	$13,108,007	$11,992,245

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues in the three and nine month periods ended September 30, 2014 and 2013 were as follows:

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Ingram Micro Inc.	29%	22%	32%	19%
ScanSource, Inc.	20%	26%	19%	22%
BlueStar, Inc.	15%	18%	16%	14%
ScanSource Europe SPRL	12%	*	*	*

_____________

* Customer accounted for less than 10% of total revenues for the period

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company invests its cash in demand and money market deposit accounts in banks. To the extent of the amounts recorded on the balance sheet, cash is concentrated at the Company’s bank to the extent needed to comply with the minimum liquidity ratio of the bank line agreement. To date, the Company has not experienced losses on these investments. The Company’s trade accounts receivables are primarily with distributors and original equipment manufacturers (OEMs). The Company performs ongoing credit evaluations of its customers’ financial conditions but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
	2014	2013
Company A	33%	43%
Company B	23%	28%
Company C	10%	14%
Company D	11%	*

_____________

* Customer accounted for less than 10% of total accounts receivable balances

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. At September 30, 2014 and December 31, 2013, 21% and 28%, respectively, of the Company’s accounts payable balances were concentrated with the same single supplier. For the three months ended September 30, 2014, this supplier and two other suppliers accounted for 66% of the inventory purchases.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — Stock-Based Compensation

The Company recognizes stock-based compensation in the financial statements for all share-based awards to employees, including grants of employee stock options, based on their fair values. The Company uses a binomial lattice valuation model to estimate the fair value of stock option grants. The binomial lattice model incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these factors affect the estimate of the fair value of the Company's stock option grants. Total stock-based compensation expense for the three and nine months ended September 30, 2014 was $48,576 and $164,370, respectively. Total stock-based compensation expense for the three and nine months ended September 30, 2013 was $50,683 and $201,974, respectively. In the three and nine months ended September 30, 2014, 32,600 and 325,900 stock options were granted at a weighted average per share fair values estimated at $1.02 and $0.81, respectively.

NOTE 9 — Net Income (Loss) Per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$431,120	$(320,868)	$452,510	$(202,557)

Denominator:
Weighted average common shares outstanding used in computing net income (loss) per share:
Basic	4,934,591	4,867,063	4,916,066	4,864,360
Diluted	5,416,574	4,867,063	5,100,344	4,864,360

Net income (loss) per share:
Basic	$0.09	$(0.07)	$0.09	$(0.04)
Diluted	$0.08	$(0.07)	$0.09	$(0.04)

NOTE 10 — Taxes

Income tax expense during the three and nine months ended September 30, 2014 and 2013, and the deferred income tax amounts shown on the Company’s Condensed Balance Sheets, is related entirely to the deferred tax liability on the portion of the Company’s goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. As a result, the Company recognized deferred tax expense of $7,985 and $23,955, in each of the three and nine month periods ended September 30, 2014 and 2013.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

At December 31, 2013, the Company has an unrecognized tax benefit of approximately $682,000, which did not change significantly during the nine months ended September 30, 2014. Future changes in the unrecognized tax benefit are unlikely to have an impact on the effective tax rate due to the full valuation allowance recorded on the Company’s deferred tax assets, as realization of the deferred tax assets is dependent upon future taxable income.

NOTE 11 — Commitments and Contingencies

Operating Lease

The Company operates its headquarters under a non-cancelable operating lease which provides for the lease by the Company of approximately 37,100 square feet of space in Newark, California. On December 28, 2012, the Company amended its commercial building lease agreement to extend the term of the lease to June 30, 2022. The lease agreement specifies an increase in the monthly base rent of four percent per year annually on July 1st for the remaining term of the lease. The base rent under the facilities lease was $29,705 per month for the period from January 1, 2013 through June 30, 2013, $30,893 per month for the period from July 1, 2013 through June 30, 2014, and on July 1, 2014 the base rent increased to $32,129 per month.

Future minimum lease payments under all operating leases are as shown below:

Annual minimum payments:	Amount
2014 (October 1, 2014 to December 31, 2014)	$96,387
2015	393,255
2016	408,986
2017	425,345
2018 to 2022	2,132,136
Total minimum payments	$3,456,109

Rental expense under all operating leases was $107,249 and $321,717, for the three and nine month periods ended September 30, 2014, respectively. Rental expense under all operating leases for the three and nine month periods ended September 30, 2013 was $106,439 and $320,289, respectively. The amount of related deferred rent at September 30, 2014 and December 31, 2013 was $256,653 and $228,773, respectively.

Capital Lease Obligations

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At September 30, 2014 and December 31, 2013, property and equipment with a cost of $87,945 were subject to such financing arrangements. Related accumulated amortization at September 30, 2014 and December 31, 2013, amounted to $44,803 and $28,898, respectively.

Future minimum payments under capital lease and equipment financing arrangements as of September 30, 2014, are as follows:

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Annual minimum payments:	Amount
2014 (October 1, 2014 to December 31, 2014)	$6,883
2015	27,531
2016	12,449
Total minimum payments	46,863
Less amount representing interest	(3,720)
Present value of net minimum payments	43,143
Short term portion of capital leases	(24,538)
Long term portion of capital leases	$18,605

Purchase Commitments

As of September 30, 2014, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $2,360,000.

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

NOTE 12 — Subsequent Events

Notes Payable Redemption

In October 2014, $50,000 of the subordinated notes payable outstanding were redeemed by a non-related party note holder (see “NOTE 5 — Related Party and Other Short Term Notes Payable” for more information).

Warrant Exercises/Shares Reserved

In October 2014, a warrant holder exercised a total of 516,000 warrants on a cashless basis in accordance with the terms of the warrant agreement resulting in the issuance of 278,266 shares of Common Stock. Share reserved for future issuance at September 30, 2014 and November 7, 2014 are as follows:

	September 30,	November 7,
	2014	2014
Stock option grants outstanding	1,974,285	1,967,921
Reserved for future stock option grants	72,843	72,647
Reserved for note conversion	977,400	977,400
Reserved for exercise of outstanding warrants	929,375	413,375
	3,953,903	3,431,343

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements forecasting our future financial condition and results, our future operating activities, market acceptance of our products, expectations for general market growth of cordless barcode scanning, handheld computers, and other mobile devices, growth in demand for our products, expansion of the markets that we serve, expansion of the distribution channels for our products, adoption of our embedded products by third-party manufacturers of electronic devices, and the timing of the introduction and availability of new products, as well as other forecasts discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “may,” “will,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Factors that could cause actual results and outcomes to differ materially include, but are not limited to: continued weakness in the U.S. and world economy generally and in the markets we serve in particular; the risk of delays in the availability of our products due to technological, market or financial factors including the availability of product components and necessary working capital; our ability to successfully develop, introduce and market future products; our ability to effectively manage and contain our operating costs; the availability of announced third-party mobile computing software and hardware with which our products are intended to work; product delays associated with new software application or model introductions, and product changeovers by the makers of those products with which our products are intended to work; continued growth in demand for barcode scanners and handheld computers; market acceptance of emerging or evolving standards such as Bluetooth and wireless LAN and of our related data collection and mobile handheld computer products; the ability of our strategic relationships to benefit our business as expected; our ability to enter into additional distribution relationships; or other factors described in this Form 10-Q including “Item 1A. Risk Factors” and recent Form 8-K and Form 10-K reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

We believe growth in mobile applications and growth in the mobile workforce are resulting from advances in mobile technologies, cost reductions in mobile devices, and the growing adoption by businesses of mobile applications, resulting in a growing demand for our products. Our barcode scanning and mobile handheld computer products address the growing need for speed and accuracy by today’s mobile workers, thereby enhancing their productivity and allowing them to exploit time sensitive opportunities and improve customer satisfaction.

Liquidity and Going Concern

We were profitable in the quarter and nine months ended September 30, 2014. We were profitable in the quarter ended June 30, 2014, but unprofitable in the quarter ended March 31, 2014. We were profitable in each of the first two quarters in 2013, but unprofitable in the third and fourth quarters, and unprofitable in total for fiscal 2013 in the amount of $0.6 million. As of September 30, 2014, we have an accumulated deficit of $60.7 million. Our cash balances at September 30, 2014 were $0.7 million, including $0.8 million advanced on our bank lines of credit. At September 30, 2014, we had additional unused borrowing capacity of approximately $0.3 million on our bank lines of credit. Our balance sheet at September 30, 2014 has a current ratio (current assets divided by current liabilities) of 0.5 to 1.0, and a working capital deficit of $3.0 million (current assets less current liabilities). These circumstances raise substantial doubt about our ability to continue as a going concern.

Index

In the last three years we have taken actions to reduce our expenses and to align our cost structure with economic conditions. We have the ability to reduce expenses if necessary. Steps taken by us to reduce operating losses and achieve profitability include reduction of headcount to manage payroll costs, the introduction of new products, and continued close support of our application development partners as they establish their mobile applications in key vertical markets. We believe we will be able to further improve our liquidity and secure additional sources of financing by managing our working capital balances, use of our bank lines of credit, and raising additional capital as needed including development funding from development partners, the exercise of outstanding warrants and stock options, and the issuance of additional equity securities. However, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our bank lines of credit may be terminated by the bank or by us at any time. If we cannot maintain profitability, we will not be able to support our operations from positive cash flows, and would use its existing cash to support operating losses. If we are unable to secure the necessary capital for its business, it may need to suspend some or all of our current operations.

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

Index

Service

Our products are warranted for one year and we offer SocketCare extended warranty programs for up to three years including repair or replacement due to accidental breakage. We will also service products that are beyond their warranty period. Service revenues are included in the revenue totals for cordless barcode scanning and related products and mobile handheld computer and related products as described in the table that follows further below.

Other

Other products include embedded products we make available to original equipment manufacturers (“OEMs”), and upon request we also supply small quantities of discontinued legacy products when available.

Revenues

Total revenues for the three and nine months ended September 30, 2014 were $4.9 million and $13.1 million, respectively, an increase of 50% and 9% from revenues of $3.3 million and $12.0 million, respectively, in the comparable periods one year ago. Our revenues are classified into two primary product families. Additionally, we sell OEM embedded products to third-parties, and we continue to carry legacy plug-in connectivity products. Our product revenues and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
Product family:	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Cordless barcode scanning and related products and service	$3,914	$2,189	79%	$10,564	$7,259	46%

Mobile handheld computer and related products and service	1,003	1,083	(7%)	2,491	4,197	(41%)

Other	5	20	(75%)	53	536	(90%)
Total	$4,922	$3,292	50%	$13,108	$11,992	9%

Our cordless barcode scanning and related products and service revenues in the three and nine months ended September 30, 2014 were $3.9 million and $10.6 million, an increase of 79% and 46% compared to revenues of $2.2 million and $7.3 million in the comparable periods one year ago. Revenue increases totaling $0.5 million and $1.4 million in the three and nine month periods ending September 30, 2014 were from increased sales volumes of our Apple certified Series-7 high performance 1D cordless handheld barcode scanner 7Mi and 7Pi models compared to the same periods a year ago. Revenue increases totaling $0.7 million and $1.1 million in the three and nine month comparable periods were from increased sales volumes of our Apple certified Series-7 entry level 1D cordless handheld scanner 7Ci and 7Di models . Revenue increases of $0.2 million and $0.5 million in the comparable three and nine month comparable periods were from increased sales volumes of our Series-8 cordless scanner 8Ci models optimized for use with smartphones and tablets. Remaining increases in revenues of $0.3 million in both the three and nine month comparable periods were due to increased sales volumes of our Apple certified Series-7 imager based 2D cordless handheld scanner 7Xi and 7Qi models.

Index

Our mobile handheld computer and related products and service revenues in the three and nine months ended September 30, 2014 were $1.0 million and $2.5 million, a decrease of 7% and 41% compared to revenues of $1.1 million and $4.2 million in the corresponding periods one year ago. Declines in mobile handheld computer and related products and service revenues in the comparable three month periods was primarily from declines in sales volumes of companion plug-in data collection products and declines in sales volumes of accessories and services. Declines in the comparable nine month periods were primarily from declines of $1.1 million in sales volumes of our mobile handheld computers. Additional declines in the nine month comparable periods were from declines in sales volumes of companion plug-in data collection products and declines in sales of accessories and services, reflective of the overall lower unit sales volumes of our mobile handheld computers. Sales of our mobile computer models have been affected by the uncertainty surrounding Microsoft’s support of the Windows Embedded Handheld 6.5 operating system, which they clarified in mid 2013 by their announced commitment to this operating system until early 2020. Additionally, sales of standard handheld computing devices such as our mobile handheld computer have been declining due to the increased popularity of alternative tablet and smartphone devices.

Service revenues were 2% and 5% of our revenues in the third quarter of 2014 and 2013. Service revenues were 3% and 4% of our revenues in the first nine months of 2014 and 2013. The majority of our SocketCare service contracts are purchased by our customers in conjunction with the purchase of mobile handheld computers. Service revenues have been allocated to the respective products serviced in the table above.

Other revenues consisting of legacy products and embedded products to OEM customers were $5,000 and $53,000 in the three and nine months ended September 30, 2014, a decrease of 75% and 90% compared to revenues of $20,000 and $536,000 in the corresponding periods one year ago. Revenue decreases reflect the phasing out of these products, which have reached the end of their life cycles.

Gross Margins

Our gross margins in the three and nine months ended September 30, 2014 were 44% and 43%, compared to margins of 39% and 40% in the corresponding periods one year ago. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Improvements in overall margins in the three and nine months ended September 30, 2014 are due primarily to a change in mix of products sold favoring a greater proportion of sales of our cordless handheld barcode scanners which overall have slightly higher than average margins, and a lower proportion of sales of our mobile handheld computers which have slightly lower than average margins. Margin improvements were also due to higher overall revenues in proportion to fixed overhead costs in each of the periods.

Index

Research and Development Expense

Research and development expense in the three months ended September 30, 2014 was $612,000, an increase of 6% compared to $578,000 in the corresponding period one year ago. Research and development expense for the nine months ended September 30, 2014 was $1,752,000, an increase of 3% compared to research and development expense of $1,696,000 in the corresponding period one year ago. Increases in the level of research and development expense in the comparable three month periods were primarily due to higher personnel costs compared to same period a year ago reflecting compensation increases which were phased in during the second quarter 2014, and increases in equipment costs. Increases in the level of research and development expense in the comparable nine month periods were primarily due to higher personnel costs compared to personnel costs a year ago reflecting compensation expense savings programs initiated in late 2012 and in effect through the first quarter of 2013, combined with the compensation adjustments phased in during the second quarter 2014 mentioned previously. Partially offsetting these increases was a decrease in equipment costs compared to the same nine month period one year ago. Research and development expense in the fourth quarter of 2014 is expected to remain flat with third quarter levels.

Sales and Marketing Expense

Sales and marketing expense in the three months ended September 30, 2014 was $546,000, an increase of 9% compared to $499,000 in the same period one year ago. Sales and marketing expense in the nine months ended September 30, 2014 was $1,548,000, a decrease of 6% compared to $1,643,000 in the same period one year ago. Increases in sales and marketing expense in the comparable three month periods were due primarily to increases in the use of outside services and increased travel expense, partially offset by declines in advertising and promotional spending. Decreases in sales and marketing expense in the comparable nine month periods were due primarily to declines in personnel costs due to lower overall headcount in the comparable periods, with additional declines from reductions in travel related expenses, and advertising and promotional expenditures. Partially offsetting these declines were increases in outside services expense. Sales and marketing expense in the fourth quarter of 2014 is expected to increase from third quarter levels reflecting the addition of marketing and sales personnel.

General and Administrative Expense

General and administrative expense in the three months ended September 30, 2014 was $467,000, an increase of 18% compared to $395,000 in the same period one year ago. General and administrative expense in the nine months ended September 30, 2014 was $1,499,000, an increase of 15% compared to $1,305,000 in the same period one year ago. Increases in the three and nine month comparable periods were primarily due to higher personnel costs reflecting compensation increases which were phased in during the second quarter 2014 and higher variable compensation reflecting attainment of financial results on which the variable compensation programs are based, compared to the same periods a year ago. Partially offsetting these increases were declines in consulting and professional fees in the comparable three and nine month periods. General and administrative expense is expected to slightly increase in the fourth quarter of 2014 from third quarter levels.

Index

Interest Expense and Other, Net of Interest Income and Other

Interest expense and other, net of interest income and other, in the three and nine months ended September 30, 2014 was $81,000 and $330,000, respectively, compared to $124,000 and $330,000, respectively, in the same periods one year ago. Interest expense in each of the comparable periods was related primarily to interest on our notes payable, interest on our convertible notes payable issued in 2012 and reissued in September of 2013, and interest on amounts drawn on our bank lines of credit (see “NOTE 4 — Related Party Convertible Notes Payable” and “NOTE 5 — Related Party and Other Short Term Notes Payable” for more information). Additionally, interest expense in each of the comparable periods presented includes interest on equipment lease financing obligations. Lower interest expense in the comparable third quarters reflects lower interest rates on our new bank line of credit effective March 7, 2014 compared to our previous bank line of credit, and lower interest expense related to our subordinated notes as a result of lower interest rates in effect on the reissued two-year subordinated notes which replaced the previous notes maturing on June 1, 2014. Interest expense in the comparable nine month periods was flat, reflecting increased interest expense related to higher overall note balances in effect for the 2014 nine month period compared to the same period a year ago, offset by lower interest expense on our new bank line of credit mentioned previously.

Interest income and other reflects interest earned on cash balances. Interest income was nominal in each of the comparable periods, reflecting low average cash balances combined with low average rates of return. Other income and expense includes foreign currency transaction gains and losses, which were nominal in each of the periods presented.

Income Taxes

Deferred tax expense in the three and nine months ended September 30, 2014 and 2013, and the corresponding deferred tax liability shown on our balance sheet, is related entirely to the deferred tax liability on the portion of our goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. We maintain a full valuation allowance for all other components of deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized. We have not generated taxable income in any periods in any jurisdiction, foreign or domestic.

Cash Flows and Contractual Obligations

As reflected in our Statements of Cash Flows, net cash provided by operating activities was $197,000 in the first nine months of 2014, compared to net cash used in operating activities of $312,000 in the comparable period a year ago. We calculate net cash provided by or used in operating activities by increasing our net income ($453,000 in the first nine months of 2014) or reducing our net loss ($203,000 in the first nine months of 2013), by those expenses that did not require the use of cash, and reversing gains or losses that did not generate or use cash. These items consist of stock based compensation expense, depreciation, amortization of intangible assets, deferred tax expense, accrued interest on convertible notes payable, and in 2014 the loss on extinguishment of debt in the second quarter. These amounts totaled $526,000 and $491,000 in the first nine months of 2014 and 2013, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In the first nine months of 2014 changes in operating assets and liabilities resulted in a net use of cash of $781,000 and were primarily from decreases in accounts payable due to increased payments to suppliers and vendors, increases in accounts receivable due to the higher level of shipments to distributors in the third quarter 2014 compared to the fourth quarter 2013, reductions in accrued payroll due to full payment of the September 2014 payroll within the month as we transitioned to a new payroll service provider beginning in October 2014, and reductions in the inventory levels in our distribution channel. These uses of cash in the first nine months of 2014 were partially offset by reductions in inventory levels related to our mobile handheld computer product lines. In the first nine months of 2013, changes in operating assets and liabilities resulted in a net use of cash of $600,000 and were primarily from decreases in accounts payable reflecting reductions in balances due to key suppliers, net increases in accounts receivable due to higher overall shipments to our distributors in the third quarter of 2013 compared to the fourth quarter of 2012, and increases in inventory. These uses of cash were partially offset primarily by increases in the inventory levels in our distribution channel.

Index

Cash used in investing activities was $119,000 in the first nine months of 2014 compared to $133,000 in the first nine months of 2013. Investing activities in the first nine months of 2014 was related primarily to expenditures on tooling related to our scanning product line, and purchases of computer equipment. Investing activities in the first nine months of 2013 is related to primarily to expenditures on product tooling and purchases of computer equipment.

Cash provided by financing activities was $55,000 in the first nine months of 2014 compared to cash provided by financing activities of $456,000 in the first nine months of 2013. Financing activities in the first nine months of 2014 consisted primarily of net amounts advanced on our bank lines of credit and proceeds from the exercise of stock options and warrants, partially offset by a related party convertible note holder redemption. The proceeds from and repayments of borrowings in the nine months of 2014 as shown on our Condensed Statement of Cash Flows excludes $752,000 related to the amounts outstanding under the credit line with our former bank which was transferred to our new bank on March 7, 2014 (see “NOTE 6 — Bank Financing Arrangements” for more information). Financing activities in the first nine months of 2013 consisted primarily of proceeds from the issuance of related party and other short term notes payable primarily in the first quarter of 2013, and net amounts advanced on our bank lines of credit, partially offset by repayment of a short term note originally advanced on August 31, 2012 with final repayment completed in January 2013, and note redemptions by a related party convertible note holder and other note holder.

Our contractual cash obligations at September 30, 2014 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$2,360,000	$2,360,000	$—	$—	$—
Operating leases	3,456,000	389,000	826,000	894,000	1,347,000
Short term notes payable	650,000	650,000	—	—	—
Capital leases	44,000	25,000	19,000	—	—
Total contractual obligations	$6,510,000	$3,424,000	$845,000	$894,000	$1,347,000

We have outstanding amounts borrowed under our lines of credit with Bridge Bank at September 30, 2014 of approximately $816,000. Accrued interest related to the amounts outstanding at September 30, 2014 was approximately $4,000. The credit facility agreement expires on February 27, 2016 unless renewed. The agreement may be terminated by us or by the Bank at any time. Upon such termination, the Bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at the Bank’s discretion and the Bank is not obligated to make advances.

Index

Additionally, at September 30, 2014 we had outstanding a total of $864,000 in subordinated convertible notes including accrued interest issued to select officers and directors of the Company. $415,000 of these notes have a term of four years that accrue interest at 8% per annum compounded quarterly, mature on September 4, 2017, and have a note holder call provision that became effective on September 4, 2014. $449,000 of the notes have a term of four years that accrue interest at 18% per annum compounded quarterly, mature on September 4, 2017, and do not have a call provision. Accrued interest for all convertible notes is payable upon redemption. The notes are convertible into common stock at the option of the holder at $2.44 per share as long as warrants issued on November 19, 2010 are outstanding, or at $1.25 per share for the four-year notes, if these warrants are no longer outstanding. The warrants issued on November 19, 2012 expire on May 20, 2016. Accrued interest expense at September 30, 2014 for all convertible notes outstanding was approximately $111,000. The notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Bridge Bank.

Off-Balance Sheet Arrangements

As of September 30, 2014, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash and our bank credit line facilities. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended September 30, 2014, a decline of 1% in interest rates would not have had a material effect on our quarterly interest income. Our bank credit line facilities (effective March 7, 2014) of up to $2.5 million have variable interest rates based upon the lender's prime rate (minimum of 3.25%) plus 1.5%, for both the domestic line (up to $1.5 million) and the international line (up to $1.0 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. Based on a sensitivity analysis during the quarter ended September 30, 2014, an increase of 1% in the interest rate would have increased our quarterly borrowing costs by approximately $2,000.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended September 30, 2014, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the third quarter 2014 of approximately $24,000 if left unprotected. For the third quarter of 2014, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $5,000. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the last fiscal quarter ended September 30, 2014 and this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We were unprofitable in the first quarter of 2014, profitable in the second and third quarters of 2014, and profitable in the first nine months of 2014. We were profitable in each of the first two quarters in 2013, but unprofitable in the third and fourth quarters, and unprofitable in total for fiscal 2013. Fiscal year 2004 was the only profitable year in our history, and only to the extent of $288,000. Prior to 2004, we incurred significant operating losses in each financial period since our inception. To achieve ongoing profitability, we must accomplish numerous objectives, including growth in our business and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to achieve ongoing profitability. If we cannot achieve ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

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

We are dependent upon application developers to integrate our scanning and software products into their applications designed for mobile workers using smartphones, tablets and mobile computers, and to successfully market and sell those application products and solutions into the marketplace. We focus on serving the needs of application developers as sales of our barcode scanners are application driven. However, these developers may take considerable time to complete development of their applications, may experience delays in their development timelines, may develop competing applications, may be unsuccessful in marketing and selling their application products and solutions to customers, or may experience delays in customer deployments and implementations, which would adversely affect our ability to achieve our revenue projections.

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

We review our goodwill for impairment annually as of September 30, and more often if factors suggest potential impairment. Many factors are considered in evaluating goodwill including our market capitalization, comparable companies within our industry, our estimates of our future performance, and discounted cash flow analysis. Many of these factors are highly subjective and may be negatively impacted by our financial results and market conditions in the future. We may incur goodwill impairment charges in the future and any future write-downs of our goodwill would adversely affect our operating results, make it more difficult to maintain profitability, and as a result the market price of our Common Stock could be adversely affected.

We may be unable to manufacture our products, because we are dependent on a limited number of qualified suppliers for our components.

Several of our component parts, including our barcode scanning modules, and our line of mobile handheld computers, are produced by one or a limited number of suppliers. Shortages or delays could occur in these essential components due to an interruption of supply or increased demand in the industry. Suppliers may choose to restrict credit terms or require advance payment causing delays in the procurement of essential materials. If we are unable to procure certain component parts, we could be required to reduce our operations while we seek alternative sources for these components, which could have a material adverse effect on our financial results. To the extent that we acquire extra inventory stock to protect against possible shortages, we would be exposed to additional risks associated with holding inventory, such as obsolescence, excess quantities, or loss.

If third-parties do not produce and sell innovative products with which our products are compatible, we may not achieve our sales projections.

Our success has been dependent upon the ability of third-parties in the mobile computing markets to successfully develop applications and products that include, or are compatible with, our technology, and then to sell these applications and products into the marketplace. Even if we are successful in marketing and selling our line of scanners and mobile handheld computers, our ability to generate increased revenue depends significantly on (i) the commercial success of other parties' applications and products, particularly vertical market software applications for use with our scanners, mobile handheld computers and related peripherals, as well as third-party tablet computers and phone-integrated devices, including those from Apple, Google, and Microsoft, that are compatible with our scanners, and (ii) the adoption of mobile applications and computing devices for business use.

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

Index

The development of new products and services can be very difficult and requires high levels of innovation. The development process is also lengthy and costly. Short product life cycles expose our products to the risk of obsolescence and require frequent new product introductions. We will be unable to introduce new products and services into the market on a timely basis and compete successfully, if we fail to:

•	invest significant resources in research and development, sales and marketing, and customer support;
•	identify emerging trends, demands, and standards in the field of mobile computing products;
•	enhance our products by adding additional features;
•	maintain superior or competitive performance in our products; and
•	anticipate our end users’ needs and technological trends accurately.

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

A significant portion of our revenue comes from a limited number of distributors. Ingram Micro Inc., ScanSource, Inc., and BlueStar, Inc., collectively represented approximately 67% and 55% of our worldwide revenues in the first nine months of 2014 and fiscal year 2013, respectively. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may in any given quarter comprise a significant concentration of our revenues. Any of our distributors could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with Ingram Micro Inc., or ScanSource, Inc., or any of our other significant distributors, we would experience disruption and delays in marketing our products.

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

The market for mobile handheld computers in which we operate is very competitive. Our future financial performance is contingent on a number of unpredictable factors, including:

•	some of our competitors have greater financial, marketing, and technical resources than we do;
•	we periodically face intense price competition, particularly when our competitors have excess inventories and discount their prices to clear their inventories; and
•	certain manufacturers of tablets, mobile phones and handheld computers offer products with built-in functions, such as Bluetooth, Wi-Fi, or barcode scanning, that compete with our products.

Increased competition could result in price reductions, fewer customer orders, reduced margins, and loss of market share. Our failure to compete successfully against current or future competitors could harm our business, operating results, and financial condition.

If we do not correctly anticipate demand for our products, our operating results will suffer.

The demand for our products depends on many factors and is difficult to forecast. We expect that it will become more difficult to forecast demand given current economic conditions as we introduce and support more products, and as competition in the markets for our products intensifies. If demand is lower than forecasted levels, we could have excess production resulting in higher inventories of finished products and components, which could lead to write-downs or write-offs of some or all of the excess inventories, and reductions in our cash balances. Lower than forecasted demand could also result in excess manufacturing capacity at our third-party manufacturers and in our failure to meet minimum purchase commitments, each of which may lower our operating results.

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

Because we sell our products primarily through distributors, resellers, vertical industry partners, and OEMs, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory buildup could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity.

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

We have devoted significant research and development resources to design products to work with a number of operating systems used in mobile devices including Apple iOS, Google’s Android, Windows Mobile, Windows CE, Windows 7/Vista/XP, and Windows Embedded Handheld, and to develop our own family of mobile handheld computers. Such design activities have diverted financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Apple, Google, or Microsoft, is obligated to collaborate or to support the products produced from such collaboration. Consequently, these organizations may terminate their collaborations with us for a variety of reasons, including our failure to meet agreed-upon standards or for reasons beyond our control, such as changing market conditions, increased competition, discontinued product lines, and product obsolescence.

Index

Our intellectual property and proprietary rights may be insufficient to protect our competitive position.

Our business depends on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, trade secret laws, and other restrictions on disclosure to protect our proprietary technologies. We cannot be sure that these measures will provide meaningful protection for our proprietary technologies and processes. We cannot be sure that any patent issued to us will be sufficient to protect our technology. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to license certain of our patents to other parties, including our competitors, who develop products based upon the adopted standards.

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

If we are unable to obtain and maintain licenses on favorable terms for intellectual property rights required for the manufacture, sale and use of our products, particularly those products which must comply with industry standard protocols and specifications to be commercially viable, our results of operations or financial condition could be adversely impacted.

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

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options adversely affects our net income and earnings per share, and will continue to adversely affect future quarters, and make profitability harder to achieve. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

Export sales (sales to customers outside the United States) accounted for approximately 24% and 30% of our revenues in first nine months of 2014 and fiscal year 2013, respectively. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of November 7, 2014, we had 5,301,558 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of November 7, 2014, we had 1,967,921 shares of Common Stock subject to outstanding options under our stock option plans, and 72,647 shares of Common Stock were available for future issuance under the plans. We have registered the shares of Common Stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of Common Stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

Index

As of November 7, 2014, we had 35,775 shares of Common Stock subject to outstanding warrants issued in our 2009 private placement. We have registered the resale of all shares of Common Stock subject to these warrants. Accordingly, the shares of Common Stock underlying these warrants will be eligible for resale in the public market as soon as the warrants are exercised, subject to S-3 prospectus delivery requirements.

As of November 7, 2014, we had 377,600 shares of Common Stock subject to outstanding Warrants issued in connection with the convertible note financing in November 2010. Under this Registration Statement, we are registering the resale of all remaining shares of Common Stock subject to the Warrants. Accordingly, the shares of Common Stock underlying the Warrants will be eligible for resale in the public market as soon as the warrants are eligible and exercised, subject to S-3 prospectus delivery requirements.

As of November 7, 2014, we had $864,000 in subordinated convertible notes payable including related accrued interest. Up to 977,400 shares of Common Stock could be issued for conversion of the notes plus all accrued interest thru the maturity date of September 4, 2017.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2013 through November 7, 2014, our Common Stock price fluctuated between a high of $2.75 and a low of $0.70. On July 30, 2012, our Common Stock was delisted from the Nasdaq market and began trading on the Over-the-Counter Markets. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our Common Stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

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

SOCKET MOBILE, INC.

Registrant

Date: November 13, 2014	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 13, 2014	/s/ David W. Dunlap
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