Form 10-Q
period 2015-03-31
SOCKET MOBILE, INC.
filed 2015-05-14
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

The number of shares of Common Stock ($0.001 par value) outstanding as of May 11, 2015 was 5,544,230 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
BALANCE SHEETS

	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$743,232	$632,631
Accounts receivable, net	1,670,579	1,896,701
Inventories	807,877	957,327
Prepaid expenses and other current assets	94,562	125,707
Total current assets	3,316,250	3,612,366

Property and equipment:
Machinery and office equipment	2,041,191	2,025,397
Computer equipment	996,538	984,099
	3,037,729	3,009,496
Accumulated depreciation	(2,815,266)	(2,764,964)
Property and equipment, net	222,463	244,532

Goodwill	4,427,000	4,427,000
Other assets	85,918	85,918
Total assets	$8,051,631	$8,369,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,655,935	$3,007,048
Accrued payroll and related expenses	523,355	528,155
Bank line of credit	815,981	815,981
Deferred income on shipments to distributors	887,837	978,555
Related party and other short term notes payable	600,000	600,000
Related party convertible notes payable-current portion	380,696	380,696
Short term portion of deferred service revenue	122,675	131,344
Short term portion of capital leases and deferred rent	25,680	25,102
Total current liabilities	6,012,159	6,466,881

Related party convertible notes payable	371,929	371,929
Long term portion of deferred service revenue	76,262	83,301
Long term portion of capital leases and deferred rent	275,770	275,589
Deferred income taxes	151,259	143,274
Total liabilities	6,887,379	7,340,974

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 5,544,230 shares at March 31, 2015 and 5,403,851 shares at December 31, 2014	5,544	5,404
Additional paid-in capital	61,920,825	61,713,995
Accumulated deficit	(60,762,117)	(60,690,557)
Total stockholders’ equity	1,164,252	1,028,842
Total liabilities and stockholders’ equity	$8,051,631	$8,369,816

See accompanying notes.

Index

SOCKET MOBILE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues	$4,005,744	$3,795,339

Cost of revenues	2,198,106	2,172,279

Gross profit	1,807,638	1,623,060

Operating expenses:
Research and development	575,051	553,686
Sales and marketing	618,266	475,946
General and administrative	603,226	520,923
Total operating expenses	1,796,543	1,550,555

Operating income	11,095	72,505

Interest expense and other, net	(74,670)	(135,944)

Net loss before income taxes	(63,575)	(63,439)
Income tax expense	(7,985)	(7,985)

Net loss	$(71,560)	$(71,424)

Net loss per share:

Basic and Diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:

Basic and Diluted	5,513,588	4,897,896

See accompanying notes.

Index

SOCKET MOBILE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(71,560)	$(71,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	46,568	52,246
Depreciation and amortization	50,301	79,841
Deferred income tax expense	7,985	7,985

Changes in operating assets and liabilities:
Accounts receivable	226,122	(280,856)
Inventories	149,450	409,241
Prepaid expenses and other current assets	31,145	(88,662)
Accounts payable and accrued expenses	(351,113)	61,202
Accrued payroll and related expenses	(4,800)	(51,679)
Deferred income on shipments to distributors	(90,718)	(101,328)
Deferred service revenue	(15,708)	(439)
Change in deferred rent	6,822	10,530
Net cash (used in) provided by operating activities	(15,506)	26,657

Investing activities
Purchases of equipment	(28,232)	(8,100)
Net cash used in investing activities	(28,232)	(8,100)

Financing activities
Payments on capital leases	(6,063)	(5,550)
Proceeds from borrowings under bank line of credit agreement	14,515	943,871
Repayments of borrowings under bank line of credit agreement	(14,515)	(892,787)
Stock options exercised	29,152	—
Warrants exercised	131,250	—
Net cash provided by financing activities	154,339	45,534

Net increase in cash and cash equivalents	110,601	64,091

Cash and cash equivalents at beginning of period	632,631	606,255
Cash and cash equivalents at end of period	$743,232	$670,346

Supplemental cash flow information
Cash paid for interest	$43,036	$102,329

See accompanying notes.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

The accompanying unaudited financial statements of Socket Mobile, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

These financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The financial statements in the Company’s annual report on Form 10-K were prepared on a going concern basis.

Liquidity and Going Concern

The Company was unprofitable in the first quarter of 2015 and 2014. As of March 31, 2015, the Company has an accumulated deficit of $60,762,117. The Company’s cash balances at March 31, 2015 were $743,232, including $815,981 advanced on its bank lines of credit. At March 31, 2015, the Company had additional unused borrowing capacity of approximately $258,000 on its bank lines of credit. The Company’s balance sheet at March 31, 2015 has a current ratio (current assets divided by current liabilities) of 0.55 to 1.0, and a working capital deficit of $2,695,909 (current assets less current liabilities). These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less at date of purchase to be cash equivalents. At March 31, 2015 and December 31, 2014, all of the Company’s cash and cash equivalents consisted of amounts held in demand and money market deposits in banks. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	March 31,	December 31,
	2015	2014
Raw materials and sub-assemblies	$787,818	$930,886
Finished goods	20,059	26,441
	$807,877	$957,327

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 — Related Party Convertible Notes Payable

Short Term Related Party Convertible Notes Payable

Short term related party convertible notes payable at March 31, 2015 and December 31, 2014 were $380,696. The notes were issued on September 4, 2013 to officers and directors of the Company and mature on September 4, 2017. The notes have an interest rate of 8% per annum that compounds quarterly, and contain a holder call provision that became effective on September 4, 2014. Accrued interest convertible into common stock was $50,520 and $42,179 at March 31, 2015 and December 31, 2014, respectively and was included in Accounts Payable and Accrued Expenses. Interest expense for the three months ended March 31, 2015 and 2014 was $8,342 and $8,200, respectively. The notes and accrued interest are convertible into common stock at the option of the holder at $2.44 per share as long as warrants issued on November 19, 2010 are outstanding (warrants expire May 20, 2016) or at $1.25 per share. The convertible notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with the Company’s bank.

Long Term Related Party Convertible Notes Payable

Long term related party convertible notes payable at March 31, 2014 and December 31, 2014 were $371,929. The notes were issued on September 4, 2013 to the Company’s Chairman and mature on September 4, 2017. The notes have an interest rate of 18% per annum that compounds quarterly. Accrued interest was $118,752 and $97,900 at March 31, 2015 and December 31, 2014, respectively and was included in Accounts Payable and Accrued Expenses. Interest expense for the three months ended March 31, 2015 and 2014 was $20,853 and $17,486, respectively. The notes and accrued interest are convertible into common stock at the option of the holder at $2.44 per share as long as warrants issued on November 19, 2010 are outstanding (warrants expire May 20, 2016) or at $1.25 per share. The convertible notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with the Company’s bank.

NOTE 5 — Related Party and Other Short Term Notes Payable

On January 31, 2013, the Company’s Board of Directors approved a subordinated line of credit of up to $1,000,000 including up to $550,000 in advances by the Company’s Chairman. The funds raised are being used for working capital purposes. On March 31, 2015 and December 31, 2014, a total of $600,000 in notes payable were outstanding under this line, of which $450,000 and $50,000 respectively were from the Company’s Chairman and Chief Executive Officer. The notes mature on June 1, 2016 are repayable by the Company at any time, and have an interest rate of 18% per annum payable monthly in cash. Beginning October 1, 2014, investors may request note repayment. Balances under the line of credit are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s credit facility with its bank. Interest expense for the three month periods ended March 31, 2015 and 2014 related to the line of credit were $26,630 and $83,571, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — Bank Financing Arrangements

On February 27, 2014, the Company entered into a new credit facility agreement with Bridge Bank (the “Bank”). The credit facility was activated and transfer of the credit facility from the Company’s former bank was completed on March 7, 2014. The revolving credit line agreement is for a two year period ending February 27, 2016. Under the terms of the credit facility agreement with the Bank, the Company may borrow up to $2.5 million, of which up to $1.5 million is based on qualified receivables from domestic customers and up to $1.0 million is based on qualified receivables from international customers. The Company’s total borrowings under the line may not exceed 50% of the sum of cash plus qualified receivables. Advances against the domestic and international lines are calculated at 70% of qualified receivables. Borrowings under the lines bear an annual interest rate equal to the Bank’s prime rate (minimum of 3.25%) plus 1.5%. The annual interest rate in effect beginning March 7, 2014 is 4.75% per annum. There is also a collateral handling fee of 0.2% per month of the financed receivables outstanding. The applicable interest and fees are calculated based on the actual amounts borrowed. At March 31, 2015, the effective rate (interest plus all applicable fees) on actual cash advanced is 7.15% per annum. The borrowings under the credit facility are secured by a first priority security interest in the assets of the Company. All advances are at the Bank’s discretion and the Bank is not obligated to make advances. The agreement may be terminated by the Company or by the Bank at any time. The outstanding amounts borrowed under the domestic line at March 31, 2015 were $815,981, and the full amounts of accounts receivable provided as collateral were $1,160,000. There were no amounts borrowed under the international line at March 31, 2015.

On March 23, 2015, the Company signed a Business Financing Modification Agreement by and between the Company and the Bank to extend the expiration date of a revolving credit line agreement for the domestic (U.S. based) portion of the line from February 27, 2016 to February 27, 2017. All other terms of the revolving credit line agreement remain unchanged.

Total interest expense on the amounts drawn under the Company’s bank credit lines in effect during the three months ended March 31, 2015 and 2014, was $14,568 and $24,119, respectively. Accrued interest related to the amounts outstanding under the Company’s bank lines of credit at March 31, 2015 and December 31, 2014 was $3,981.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

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

	Three Months Ended March 31,
Revenues:	2015	2014
United States	$2,833,945	$2,682,077
Europe	683,163	745,070
Asia and rest of world	488,636	368,192
Total revenues	$4,005,744	$3,795,339

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues in the three month periods ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Ingram Micro Inc.	25%	33%
BlueStar, Inc.	21%	15%
Scansource, Inc.	19%	13%

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company invests its cash in demand and money market deposit accounts in banks. To the extent of the amounts recorded on the balance sheet, cash is concentrated at the Company’s bank to the extent needed to comply with the minimum liquidity ratio of the bank line agreement. To date, the Company has not experienced losses on these investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial conditions but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at March 31, 2015 and December 31, 2014 were as follows:

	March 31,	December 31,
	2015	2014
Company A	25%	42%
Company B	24%	25%
Company C	22%	14%

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company was unable to procure certain of such materials, it could have a material adverse effect upon its results. At March 31, 2015 and December 31, 2014, 21% and 22%, respectively, of the Company’s accounts payable balances were concentrated in a single supplier. For the three months ended March 31, 2015, this and three other suppliers accounted for 78% of the inventory purchases.

NOTE 8 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of employee stock options, based on the fair value of the awards as of the date that the awards are issued. The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period. Total stock-based compensation expense for the three months ended March 31, 2015 and 2014, was $46,568 and $52,246, respectively. In the three months ended March 31, 2015, 201,200 stock options were granted at a weighted average per share fair value estimated at $1.61.

NOTE 9 — Net Income (Loss) Per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss	$(71,560)	$(71,424)

Denominator:
Weighted average common shares outstanding used in computing net loss per share:
Basic and Diluted	5,513,588	4,897,896

Net loss per share:

Basic and Diluted	$(0.01)	$(0.01)

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

For the three months ended March 31, 2015, the diluted net loss per share is equal to the basic net loss per share because the Company experienced losses in this period. Thus no potential common shares underlying stock options and warrants have been included in the net loss per share calculation, as their effect is anti-dilutive. Options and warrants to purchase 2,914,321 shares of common stock at March 31, 2015, have been omitted from the net loss per share calculation.

NOTE 10 — Income Taxes

Income tax expense during the three months ended March 31, 2015 and 2014, and the deferred income tax amounts shown on the Company’s Balance Sheets, is related entirely to the deferred tax liability on the portion of the Company’s goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. As a result, the Company recognized deferred tax expense of $7,985 in each of the three month periods ended March 31, 2015 and 2014.

At December 31, 2014, the Company has an unrecognized tax benefit of approximately $730,000, which did not change significantly during the three months ended March 31, 2015. Future changes in the unrecognized tax benefit are unlikely to have an impact on the effective tax rate due to the full valuation allowance recorded on the Company’s deferred tax assets, as realization of the deferred tax assets is dependent upon future taxable income.

NOTE 11 — Commitments and Contingencies

Operating Lease

The Company leases office space under a non-cancelable operating lease which provides the Company approximately 37,100 square feet in Newark, California. Rental expense was $107,098 and $107,065, for the three month periods ended March 31, 2015 and 2014, respectively. The Company recorded a deferred rent obligation in accrued liabilities in the amount of $270,298 and $263,476 at March 31, 2015 and December 31, 2014, respectively.

Future minimum lease payments under the operating lease at March 31, 2015, are as shown below:

Annual minimum payments:	Amount
2015 (April 1, 2015 to December 31, 2015)	$296,869
2016	408,986
2017	425,345
2018	442,359
2019 to 2022	1,689,777
Total minimum payments	$3,263,336

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Capital Lease Obligations

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At March 31, 2015 and December 31, 2014, property and equipment with a cost of $87,945 were subject to such financing arrangements. Related accumulated amortization at March 31, 2015 and December 31, 2014, amounted to $56,793 and $50,729, respectively.

Future minimum payments under capital lease and equipment financing arrangements as of March 31, 2015, are as follows:

Annual minimum payments:	Amount
2015 (April 1, 2015 to December 31, 2015)	$20,648
2016	12,449
Total minimum payments	33,097
Less amount representing interest	(1,945)
Present value of net minimum payments	31,152
Short term portion of capital leases	(25,680)
Long term portion of capital leases	$5,472

Purchase Commitments

As of March 31, 2015, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $1,853,000.

Legal Matters

The Company is subject to disputes, claims, requests for indemnification and lawsuits arising in the ordinary course of business. Under the indemnification provisions of the Company’s customer agreements, the Company routinely agrees to indemnify and defend its customers against infringement of any patent, trademark, copyright, trade secrets, or other intellectual property rights arising from customers’ legal use of the Company’s products or services. The exposure to the Company under these indemnification provisions is generally limited to the total amount paid for the indemnified products. However, certain indemnification provisions potentially expose the Company to losses in excess of the aggregate amount received from the customer. To date, there have been no claims against the Company by its customers pertaining to such indemnification provisions, and no amounts have been recorded. We are currently not a party to any material legal proceedings.

NOTE 12 — Subsequent Events

On April 1, 2015, 10,000 stock options at a price of $2.07 per share were granted from the 2004 Plan subsequent to March 31, 2015.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements forecasting our future financial condition and results, our future operating activities, market acceptance of our products, expectations for general market growth of handheld computers and other mobile computing devices, growth in demand for our barcode scanning products, expansion of the markets that we serve, expansion of the distribution channels for our products, adoption of our embedded products by third-party manufacturers of electronic devices, and the timing of the introduction and availability of new products, as well as other forecasts discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “may,” “will,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Factors that could cause actual results and outcomes to differ materially include, but are not limited to: continued weakness in the U.S. and world economy generally and in the markets we serve in particular; the risk of delays in the availability of our products due to technological, market or financial factors including the availability of product components and necessary working capital; our ability to successfully develop, introduce and market future products; our ability to effectively manage and contain our operating costs; the availability of announced third-party handheld computer hardware and software that our products are intended to work with; product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with; continued growth in demand for handheld computers and barcode scanners; market acceptance of evolving standards such as Bluetooth and wireless LAN and of our data collection and mobile handheld computer products; the ability of our strategic relationships to benefit our business as expected; our ability to enter into additional distribution relationships; or other factors described in this Form 10-Q including “Item 1A. Risk Factors” and recent Form 8-K and Form 10-K reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the interim financial statements and notes included elsewhere in this report, the Company’s annual financial statements in the form 10/K, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

Index

The Company

We are a leading producer of mobile cordless barcode scanners for the business mobility markets. Our barcode scanner products are designed for a mobile worker using applications running on mobile devices while walking or standing. We offer easy-to-use software developer kits (SDK) to application developers which enable the integration of our barcode scanning software into mobile applications running on smartphones, tablets and mobile computers. These devices use operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®/Windows Mobile™). We focus on serving the needs of application developers as our barcode scanner sales are application driven. Once we are built into an application, our products become an ingredient of the application solution and our products are marketed by the application developer or their resellers as part of that solution. Our registered developer program for barcode scanning has grown to 1,400 developers which include developers of mobile point of sale applications running on Apple tablets and developers of applications for other mobile markets including hospitality and commercial services. We offer stand-alone barcode scanning models for both 1D (imager and laser) and 2D barcode scanning in standard cases (in 5 vivid colors) and durable cases. Our 7 Series barcode scanners are designed as handheld while our 8 Series barcode scanners are designed to be attachable to smartphones, but can also be used in handheld mode. All connect cordlessly over Bluetooth with applications running on a smartphone, tablet or mobile computer.

We also offer a handheld mobile computer running Windows Embedded 6.5 operating system from Microsoft. Handheld computer revenue in the first quarter of 2015 was $0.49 million, a decline of 43 percent from revenue of $0.85 million in the same period of 2014. Handheld computer revenue has been in decline for several years reflecting the movement of developers away from Windows Embedded devices to smartphones and tablets.

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

Liquidity and Going Concern

We were unprofitable in the first quarter of 2015 and 2014. As of March 31, 2015, we had an accumulated deficit of $60.8 million. Our cash balances at March 31, 2015 were $0.7 million including $0.8 million advanced on our bank lines of credit. At March 31, 2015, we had additional unused borrowing capacity of approximately $0.3 million on our bank lines of credit. Our balance sheet at March 31, 2015 had a current ratio (current assets divided by current liabilities) of 0.55 to 1.0, and a working capital deficit of $2.7 million (current assets less current liabilities). These circumstances raise substantial doubt about our ability to continue as a going concern.

Index

We have taken actions to reduce our expenses and to align our cost structure with economic conditions. We have the ability to further reduce expenses if necessary. Steps taken to reduce operating losses and achieve profitability included reduction of headcount to manage payroll costs, the introduction of new products, and continued close support of our distributors and registered developers whose applications support the use of our barcode scanning products. We believe we will be able to further improve our liquidity and secure additional sources of financing by managing our working capital balances, use of our bank lines of credit, and raising additional capital as needed including the issuance of additional equity securities. However, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our bank lines of credit may be terminated by the bank or by us at any time. If we cannot maintain profitability, we will not be able to support our operations from positive cash flows, and would use our existing cash to support operating losses. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of the current operations.

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

Mobile handheld computers

We offer a family of SoMo® (“Socket® Mobile”) handheld computer products with standard or antimicrobial cases running the Windows Embedded Handheld System 6.5 operating system. Handheld computer accessories include plug-in 1D and 2D barcode scanners, charging cradles, durable cases, and radio frequency identification (RFID) readers with NFC (near field communication). Our handheld computers are designed with wireless LAN (802.11 b/g/n) and Bluetooth connectivity for use with applications that do not require phones. We also offer handheld computers without wireless connectivity for secure environments. Our newest family of handheld computers, SoMo Model 655, commenced sales in June 2012, replacing the SoMo650 introduced in 2007. We offer extended warranty programs for our mobile handheld computer products.

Index

Service

Our products are warranted for one year and we offer SocketCare extended warranty programs for up to three years including repair or replacement due to accidental breakage. We will also repair or replace products that are beyond their warranty period.

Revenues

Total revenues for the three months ended March 31, 2015 were $4.0 million, an increase of 6% from revenues of $3.8 million in the comparable period one year ago. Our revenues are classified into two primary product families. Additionally, we sell OEM embedded products to third parties, and we continue to carry legacy plug-in connectivity products. Our product revenues and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three months ended March 31,
	2015		2014		Increase
Product family:	Amount	%	Amount	%	(Decrease)
Cordless barcode scanning and related products and service	$3,479	87%	$2,912	77%	19%

Mobile handheld computer and related products and service	487	12%	848	22%	(43%)

OEM and legacy products	40	1%	35	1%	14%

Total	$4,006	100%	$3,795	100%	6%

Our cordless barcode scanning and related products and service revenues in the first quarter of 2015 were $3.5 million, an increase of $0.6 million, or 19%, compared to revenues of $2.9 million in the first quarter of 2014. Revenue increases totaling $0.4 million were from increased sales volumes of our Apple certified Series-7 imager based 2D cordless handheld scanner 7Xi and 7Qi models compared to the same period a year ago. Revenue increases totaling $0.2 million were from increased sales volumes of our Apple certified Series-7 entry level 1D cordless handheld scanner 7Ci and 7Di models. Slight revenue increases in sales of our Series-8 cordless scanner 8Ci models and barcode scanning related accessories and services were offset by slight declines in sales of our Apple certified Series-7 high performance 1D cordless handheld barcode scanner 7Mi and 7Pi models compared to the same period a year ago.

Our mobile handheld computer and related products and service revenues in the first quarter of 2015 were $0.49 million, a decline of $0.36 million or 43%, compared to revenues of $0.85 million in the first quarter of 2014. Revenue decreases in the first quarter 2015 compared to the same period one year ago were from overall lower unit sales volumes of our mobile handheld computers, declines in sales of related mobile handheld computer accessories and services, and declines in sales of our companion plug-in data collection products. Sales of our mobile handheld computer have been declining due to the increased popularity of alternative tablet and smartphone devices.

Index

OEM and legacy products revenues in the first quarter of 2015 were $40,000, an increase of 14% compared to revenues of $35,000 in the first quarter of 2014.

Gross Margins

Our gross margins for the first quarter of 2015 were 45% compared to 43% in the comparable period one year ago. We generally price our products as a markup from our cost, and we offer discount pricing for higher volume purchases. Improvements in overall margins in the first quarter of 2015 were due to improved margins on our cordless barcode scanning product line from 54% in the first quarters of 2014 to 56% in the same period of 2015 due to cost reduction in components purchased. Margin improvements were also due to a change in mix of products sold favoring a greater proportion of sales of our cordless handheld barcode scanner models which overall have higher than average margins and a lower proportion of sales of our mobile handheld computers which have lower than average margins.

Research and Development Expense

Research and development expense in the first quarter of 2015 was $575,000, an increase of 4% compared to $554,000 in the first quarter of 2014. Increase in the level of research and development expense was due to $33,000 project related research and development expenses being capitalized in 2014. Partially offsetting the increases was lower amortization expense in 2015 due to a purchased patent becoming fully amortized in the first half of 2014. Research and development expense is expected to increase moderately over the next several quarters reflecting planned product development expenses.

Sales and Marketing Expense

Sales and marketing expense in the first quarter of 2015 was $618,000, an increase of 30% compared to $476,000 in the first quarter of 2014. Increases in sales and marketing expense were due primarily to higher personnel costs reflecting the addition of a Vice President of marketing and an additional product marketing manager in Q4 2014. Additional increases were from outside service expenses to complete a major revamping of our website. Sales and marketing expense is expected to increase over the next several quarters to reflect planned hires of sales and marketing personnel and higher program costs.

General and Administrative Expense

General and administrative expense in the first quarter of 2015 was $603,000, an increase of 16% compared to $521,000 in the first quarter of 2014. Increases in the level of general and administrative expense were primarily due to a one-time Executive involuntary termination charge. General and administrative expense is expected to moderately decline in the second quarter of 2015 from first quarter levels due to the absence of professional fees and other expenses related to the costs of our annual audit which are expensed primarily in the first quarter, and to remain flat for the balance of the year.

Index

Interest Expense and Other, Net of Interest Income and Other

Interest expense and other, net of interest income and other, was $75,000 in the first quarter of 2015 compared to $136,000 in the first quarter of 2014. Interest expense in each of the comparable first quarters was related primarily to interest on our subordinated notes payable, interest on our subordinated convertible notes payable, and interest on amounts drawn on our bank lines of credit (see “NOTE 4 — Related Party Convertible Notes Payable” and “NOTE 5 — Related Party and Other Short Term Notes Payable” for more information). Additionally, interest expense in each of the comparable first quarters includes interest on equipment lease financing obligations. Lower interest expense in the first quarter 2015 reflects lower interest rates on our new bank line of credit effective March 7, 2014 compared to our previous bank line of credit, and lower interest expense related to our subordinated notes payable as a result of lower interest rates in effect on the reissued two-year subordinated notes payable which replaced the previous notes matured on June 1, 2014.

Interest income and other reflects interest earned on cash balances. Interest income was nominal in each of the comparable first quarters, reflecting low average cash balances combined with low average rates of return. Other income and expense includes foreign currency transaction gains and losses, which were nominal in each of the periods presented.

Income Taxes

Deferred tax expense in the first quarter of 2015 and 2014 and the corresponding deferred tax liability shown on our balance sheet, is related entirely to the deferred tax liability on the portion of our goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. We maintain a full valuation allowance for all other components of deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized. We are subject to federal and state taxes on income, but have net operating loss carryforwards sufficient to offset taxable income.

Cash Flows and Contractual Obligations

As reflected in our Statements of Cash Flows, net cash used in operating activities was $16,000 in the first quarter 2015, compared to net cash provided by operating activities of $27,000 in the comparable period a year ago. We calculate net cash provided by or used in operating activities by increasing our net income, or reducing our net loss (net losses of $72,000 and $71,000 in the first quarter of 2015 and 2014, respectively) by those expenses that did not require the use of cash, and reversing gains or losses that did not generate or use cash. These items consist of stock based compensation expense, depreciation, amortization of intangible assets, and deferred tax expense. These amounts totaled $105,000 and $140,000 in the first quarter of 2015 and 2014, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In the first quarter of 2015 changes in operating assets and liabilities resulted in a net use of cash of $49,000, and were primarily from decreases in accounts payable due to increased payments to suppliers and vendors, and declines in stocking levels in our distribution channel reflecting normal fluctuations in distributor stocking. These uses of cash were partially offset by decreases in accounts receivable due to stronger collections at quarter end and reductions in inventory levels related to our scanning and mobile handheld computer product lines. In the first quarter of 2014 changes in operating assets and liabilities resulted in a net use of cash of $42,000 and were primarily from increases in accounts receivable due to the timing of customer shipments later in the first quarter compared to the previous fourth quarter, declines in stocking levels in our distribution channel reflecting normal fluctuations in distributor stocking, increases in prepaid expenses related to service and insurance renewals, and declines in accrued payroll expenses. These uses of cash were partially offset by reductions in inventory levels related to our scanning and mobile handheld computer product lines, and increases in accounts payable due to the timing of vendor payments.

Index

Cash used in investing activities was $28,000 in the first quarter of 2015 compared to $8,000 in the same period one year ago. Investing activities for both periods were related primarily to expenditures on tooling and purchases of computer equipment.

Cash provided by financing activities was $154,000 in the first quarter of 2015 compared to cash provided by financing activities of $46,000 in the first quarter of 2014. Financing activities in the first quarter of 2015 consisted primarily of the proceeds from the exercise of warrants and stock options. Financing activities in the first quarter of 2014 consisted primarily of net amounts advanced on our bank lines of credit. The proceeds from and repayments of borrowings in the first quarter 2014 as shown on our Statement of Cash Flows excludes $752,000 related to the amounts outstanding under the credit line with our former bank which was transferred to our new bank on March 7, 2014 (see “NOTE 6 — Bank Financing Arrangements” for more information).

Our contractual cash obligations at March 31, 2015 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$1,853,000	$1,853,000	$—	$—	$—
Operating leases	3,263,000	397,000	843,000	911,000	1,112,000
Short term notes payable	600,000	600,000	—	—	—
Capital leases	31,000	26,000	5,000	—	—
Total contractual obligations	$5,747,000	$2,876,000	$848,000	$911,000	$1,112,000

We have outstanding amounts borrowed under our lines of credit with Bridge Bank at March 31, 2015 of approximately $812,000. Accrued interest related to the amounts outstanding at March 31, 2015 was approximately $4,000. The credit facility agreement expires on February 27, 2016 for the international portion of the line and on February 27, 2017 for the domestic portion of the line. The agreement may be terminated by us or by the Bank at any time. Upon such termination, the Bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at the Bank’s discretion and the Bank is not obligated to make advances.

Index

Additionally, at March 31, 2015 we had outstanding a total of $753,000 in subordinated convertible notes issued to select officers and directors of the Company. $381,000 of these notes have a term of four years that accrue interest at 8% per annum compounded quarterly, mature on September 4, 2017, and have a note holder call provision that became effective on September 4, 2014. $372,000 of the notes have a term of four years that accrue interest at 18% per annum compounded quarterly, mature on September 4, 2017, and do not have a call provision. Accrued interest for all convertible notes is payable in cash or convertible upon redemption at the holder’s option. The notes and accrued interests are convertible into common stock at the option of the holder at $2.44 per share as long as warrants issued on November 19, 2010 are outstanding, or at $1.25 per share for the four-year notes, if these warrants are no longer outstanding. The warrants issued on November 19, 2012 expire on May 20, 2016. Accrued interest expense as of March 31, 2015 for all convertible notes outstanding was approximately $169,000. The notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Bridge Bank.

Off-Balance Sheet Arrangements

As of March 31, 2015, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash and our bank credit line facilities. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended March 31, 2015, a decline of 1% in interest rates would not have had a material effect on our quarterly interest income. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the lender's prime rate (minimum of 3.25%) plus 1.5%, for both the domestic line (up to $1.5 million) and the international line (up to $1.0 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. Based on a sensitivity analysis during the quarter ended March 31, 2015, an increase of 1% in the interest rate would have increased our quarterly borrowing costs by approximately $2,000.

Index

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended March 31, 2015, an adverse change of 10% in exchange rates would have resulted in an increase in our net loss for the first quarter 2015 of approximately $23,000 if left unprotected. For the first quarter of 2015, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $3,000. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the last fiscal quarter ended March 31, 2015 and this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our historical operating losses and declines in our working capital balances are conditions that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to maintain ongoing profitable operations and to increase our capital as needed. We have been taking steps intended to improve operating results and achieve future profitability including the introduction of new products, continued close support of our distributors and registered developers whose applications support the use of our barcode scanning products, and management of our costs. We believe that we will be able to continue to improve our liquidity and secure additional sources of financing by managing our working capital balances, use of our bank lines of credit, and raising additional capital as needed including the exercising of warrants and stock options and the issuance of additional equity securities. Nonetheless, there can be no assurance that we will be successful in achieving any of these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our inability to secure and maintain the necessary liquidity would have a material adverse effect on our financial condition and results of operations. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from our inability to continue as a going concern.

We have a history of operating losses and may not achieve ongoing profitability.

We were unprofitable in the first quarter of 2015. Except for fiscal years 2014 and 2004, we incurred significant operating losses in each financial period since our inception. To maintain ongoing profitability, we must accomplish numerous objectives, including continued growth in our business, ongoing support to registered developers whose applications support the use of our barcode scanning products, and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to maintain ongoing profitability. If we cannot maintain ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

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

Continued tight credit and related strains in the global financial system, particularly in Europe, may continue to have an impact on our business and our financial condition. We may face significant challenges if economic conditions and conditions in the financial markets do not improve or continue to worsen. In particular, should these conditions cause our revenues to be materially less than forecast, we may find it necessary to initiate further reductions in our expenses and defer product development program. In addition, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions.

Index

Our quarterly operating results may fluctuate in future periods, which could cause our stock price to decline.

We expect to experience quarterly fluctuations in operating results in the future. We generally ship orders as received, and as a result we may have little backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, we have often recognized a substantial portion of our revenue in the last month of the quarter. This subjects us to the risk that even modest delays in orders or in the manufacture of products relating to orders received may adversely affect our quarterly operating results. Our operating results may also fluctuate due to factors such as:

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

A significant portion of our revenue comes from a limited number of distributors. In the first quarter of 2015 and fiscal year 2014, Ingram Micro Inc., ScanSource, Inc., and BlueStar, Inc. together represented approximately 65% and 67%, respectively, of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with any of our significant distributors, we would experience disruption and delays in marketing our products.

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

We have devoted significant research and development resources to design products to work with a number of operating systems used in mobile devices including Windows Mobile, Windows CE, Windows 7/Vista/XP, Windows Embedded Handheld, Apple iOS, Google’s Android and to develop our own family of mobile handheld computers. Such design activities have diverted financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft, Apple, or Google are obligated to collaborate or to support the products produced from such collaboration. Consequently, these organizations may terminate their collaborations with us for a variety of reasons, including our failure to meet agreed-upon standards or for reasons beyond our control, such as changing market conditions, increased competition, discontinued product lines, and product obsolescence.

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

A number of our officers and senior managers have been employed more than twenty years by us, including our President, Chief Financial Officer, Vice President of Operations and Vice President of Engineering/Chief Technical Officer. Our future success will depend upon the continued service of key officers and senior managers. Competition for officers and senior managers is intense, and there can be no assurance that we will be able to retain our existing senior personnel. The loss of one or more of our officers or key senior managers could adversely affect our ability to compete.

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

Export sales (sales to customers outside the United States) accounted for approximately 29% and 25% of our revenue in the first quarter of 2015 and fiscal year 2014, respectively. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of May 11, 2015, we had 5,544,230 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of May 11, 2015, we had 2,004,795 shares of common stock subject to outstanding options under our stock option plans, and 218,372 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

Index

As of May 11, 2015, we had 169,335 shares of common stock subject to outstanding warrants issued in our 2009 private placement and in connection with a convertible note financing in November 2010. We have registered the resale of all shares of common stock subject to the warrants. Accordingly, the shares of common stock underlying these warrants will be eligible for resale in the public market as soon as the warrants are exercised, subject only to S-3 prospectus delivery requirements.

As of May 11, 2015, we had $752,625 in subordinated convertible notes payable. Up to 977,398 shares of common stock could be issued for conversion of the notes plus all accrued interest thru the maturity date of September 4, 2017.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2014 through May 11, 2015, our common stock price fluctuated between a high of $3.19 and a low of $0.70. On July 30, 2012, our common stock was delisted from the NASDAQ market and began trading on the Over-the-Counter Marketplace due to our equity balances falling below the minimum threshold required for continued NASDAQ listing. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: May 14, 2015	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 14, 2015	/s/ David W. Dunlap
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