Form 10-Q
period 2015-06-30
SOCKET MOBILE, INC.
filed 2015-08-13
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

The number of shares of Common Stock ($0.001 par value) outstanding as of August 7, 2015 was 5,557,623 shares.

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
BALANCE SHEETS

	June 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$830,224	$632,631
Accounts receivable, net	1,946,415	1,896,701
Inventories	621,092	957,327
Prepaid expenses and other current assets	89,626	125,707
Total current assets	3,487,357	3,612,366

Property and equipment:
Machinery and office equipment	2,069,271	2,025,397
Computer equipment	990,505	984,099
	3,059,776	3,009,496
Accumulated depreciation	(2,852,913)	(2,764,964)
Property and equipment, net	206,863	244,532

Goodwill	4,427,000	4,427,000
Other assets	90,918	85,918
Total assets	$8,212,138	$8,369,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,320,514	$3,007,048
Accrued payroll and related expenses	493,494	528,155
Bank line of credit	815,819	815,981
Deferred income on shipments to distributors	972,193	978,555
Related party and other short term notes payable	600,000	600,000
Related party convertible notes payable-current portion	380,696	380,696
Short term portion of deferred service revenue	111,468	131,344
Short term portion of capital leases and deferred rent	24,950	25,102
Total current liabilities	5,719,134	6,466,881

Related party convertible notes payable	371,929	371,929
Long term portion of deferred service revenue	65,503	83,301
Long term portion of capital leases and deferred rent	277,120	275,589
Deferred income taxes	159,244	143,274
Total liabilities	6,592,930	7,340,974

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 5,548,030 shares at June 30, 2015 and 5,403,851 shares at December 31, 2014	5,548	5,404
Additional paid-in capital	61,974,710	61,713,995
Accumulated deficit	(60,361,050)	(60,690,557)
Total stockholders’ equity	1,619,208	1,028,842
Total liabilities and stockholders’ equity	$8,212,138	$8,369,816

 See accompanying notes.

Index

SOCKET MOBILE, INC.
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$4,485,253	$4,391,072	$8,490,997	$8,186,411

Cost of revenues	2,370,284	2,490,507	4,568,390	4,662,786

Gross profit	2,114,969	1,900,565	3,922,607	3,523,625

Operating expenses:
Research and development	550,284	586,371	1,125,335	1,140,057
Sales and marketing	609,308	526,834	1,227,574	1,002,780
General and administrative	466,326	511,827	1,069,552	1,032,750
Total operating expenses	1,625,918	1,625,032	3,422,461	3,175,587

Operating income	489,051	275,533	500,146	348,038

Interest expense and other, net	(79,999)	(113,234)	(154,669)	(249,178)
Loss on extinguishment of debt	—	(61,500)	—	(61,500)

Net income before income taxes	409,052	100,799	345,477	37,360
Income tax expense	(7,985)	(7,985)	(15,970)	(15,970)

Net income	$401,067	$92,814	$329,507	$21,390

Net income per share:

Basic	$0.07	$0.02	$0.06	$0.00
Diluted	$0.07	$0.02	$0.06	$0.00

Weighted average shares outstanding:

Basic	5,545,270	4,915,710	5,529,429	4,906,803
Diluted	5,911,253	5,162,197	5,960,681	4,961,413

 See accompanying notes.

Index

SOCKET MOBILE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$329,507	$21,390
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	96,455	115,794
Depreciation and amortization	99,697	153,120
Deferred income tax expense	15,970	15,970
Loss on extinguishment of debt	—	61,500

Changes in operating assets and liabilities:
Accounts receivable	(49,714)	(776,326)
Inventories	336,235	377,332
Prepaid expenses and other current assets	36,081	(111,983)
Other assets	(5,000)	—
Accounts payable and accrued expenses	(686,534)	208,170
Accrued payroll and related expenses	(34,661)	(1,065)
Deferred income on shipments to distributors	(6,362)	44,768
Deferred service revenue	(37,674)	(5,999)
Change in deferred rent	13,644	21,059
Net cash provided by operating activities	107,644	123,730

Investing activities
Purchases of equipment	(62,028)	(61,900)
Net cash used in investing activities	(62,028)	(61,900)

Financing activities
Payments on capital leases	(12,265)	(11,201)
Proceeds from borrowings under bank line of credit agreement	29,190	1,695,778
Repayments of borrowings under bank line of credit agreement	(29,352)	(1,644,690)
Stock options exercised	33,154	6,993
Warrants exercised	131,250	12,500
Redemption of related party convertible note payable	—	(25,000)
Net cash provided by financing activities	151,977	34,380

Net increase in cash and cash equivalents	197,593	96,210

Cash and cash equivalents at beginning of period	632,631	606,255
Cash and cash equivalents at end of period	$830,224	$702,465

Supplemental cash flow information
Cash paid for interest	$81,443	$190,063

See accompanying notes.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

The accompanying unaudited financial statements of Socket Mobile, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The financial statements in the Company’s annual report on Form 10-K were prepared on a going concern basis.

Liquidity and Going Concern

The Company was profitable in the quarter and six months ended June 30, 2015. In 2014, the Company generated $0.4 million in net income. Except for fiscal years 2014 and 2004, the Company has incurred significant operating losses in each financial period since inception. As of June 30, 2015, the Company has an accumulated deficit of $60,361,050. The Company’s cash balances at June 30, 2015 were $830,224, including $815,819 advanced on its bank lines of credit. At June 30, 2015, the Company had an additional unused borrowing capacity of approximately $493,000 on its bank lines of credit. The Company’s balance sheet at June 30, 2015 has a current ratio (current assets divided by current liabilities) of 0.61 to 1.0, and a working capital deficit of $2,231,777 (current assets less current liabilities). These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has taken actions to reduce its expenses and align its cost structure with economic conditions. The Company has the ability to further reduce expenses if necessary. Steps taken by the Company intended to maintain profitability include limited growth of headcount to manage payroll costs, the introduction of new products, and continued close support of its distributors and registered developers whose applications support the use of the Company’s barcode scanning products. The Company believes it will be able to further improve its liquidity and secure additional sources of financing by managing its working capital balances, making use of its bank lines of credit, and raising additional capital as needed including the issuance of additional equity securities. However, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. The Company’s bank lines of credit may be terminated by the bank or by the Company at any time. If the Company cannot maintain profitability, it will not be able to support its operations from positive cash flows, and instead will use its existing cash to support operating losses. If the Company is unable to secure the necessary capital for its business, it may need to suspend some or all of its current operations.

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less at date of purchase to be cash equivalents. At June 30, 2015 and December 31, 2014, all of the Company’s cash and cash equivalents consisted of amounts held in demand and money market deposits in banks. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market.

	June 30,	December 31,
	2015	2014
Raw materials and sub-assemblies	$602,545	$930,886
Finished goods	18,547	26,441
	$621,092	$957,327

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 — Related Party Convertible Notes Payable

Short Term Related Party Convertible Notes Payable

Short term related party convertible notes payable at June 30, 2015 and December 31, 2014 were $380,696. The notes were issued on September 4, 2013 to officers and directors of the Company and mature on September 4, 2017. The notes have an interest rate of 8% per annum that compounds quarterly, and contain a holder call provision that became effective on September 4, 2014. Accrued interest convertible into common stock was $59,121 and $42,179 at June 30, 2015 and December 31, 2014, respectively and was included in Accounts Payable and Accrued Expenses. Interest expense for the three and six months ended June 30, 2015 was $8,601and $16,942, respectively. Interest expense for the three and six months ended June 30, 2014 was $7,946 and $15,652, respectively. The notes and accrued interest are convertible into common stock at the option of the holder at $2.44 per share as long as warrants issued on November 19, 2010 are outstanding (warrants expire May 20, 2016) or at $1.25 per share. The convertible notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with the Company’s bank.

Long Term Related Party Convertible Notes Payable

Long term related party convertible notes payable at June 30, 2015 and December 31, 2014 were $371,929. The notes were issued on September 4, 2013 to the Company’s Chairman and mature on September 4, 2017. The notes have an interest rate of 18% per annum that compounds quarterly. Accrued interest was $140,772 and $97,900 at June 30, 2015 and December 31, 2014, respectively, and was included in Accounts Payable and Accrued Expenses. Interest expense for the three and six months ended June 30, 2015 was $22,020 and $42,873, respectively. Interest expense for the three and six months ended June 30, 2014 was $18,465 and $35,952, respectively. The notes and accrued interest are convertible into common stock at the option of the holder at $2.44 per share as long as warrants issued on November 19, 2010 are outstanding (warrants expire May 20, 2016) or at $1.25 per share. The convertible notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with the Company’s bank.

NOTE 5 — Related Party and Other Short Term Notes Payable

On January 31, 2013, the Company’s Board of Directors approved a subordinated line of credit of up to $1,000,000 including up to $550,000 in advances by the Company’s Chairman. The funds raised are being used for working capital purposes. On June 30, 2015 and December 31, 2014, a total of $600,000 in notes payable were outstanding under this line, of which $450,000 and $50,000 respectively were from the Company’s Chairman and Chief Executive Officer and $100,000 was from an investor. The notes mature on June 1, 2016, are repayable at the Company’s discretion, and have an interest rate of 18% per annum payable monthly in cash. Beginning October 1, 2014, investors may request note repayment. Balances under the line of credit are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s credit facility with its bank. Interest expense for the three and six month periods ended June 30, 2015 related to the line of credit were $26,926 and $53,556, respectively. Interest expense for the three and six month periods ended June 30, 2014 related to the line of credit were $66,867 and $150,439, respectively. On July 31, 2015, the Company repaid the $100,000 note to its investor.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — Bank Financing Arrangements

On February 27, 2014, the Company entered into a new credit facility agreement with Bridge Bank (the “Bank”). The credit facility was activated and transfer of the credit facility from the Company’s former bank was completed on March 7, 2014. The initial revolving credit line agreement was for a two year period ending February 27, 2016. On March 23, 2015, the Company signed a Business Financing Modification Agreement by and between the Company and the Bank to extend the expiration date of the revolving credit line agreement for the domestic (U.S. based) portion of the line from February 27, 2016 to February 27, 2017. All other terms and the expiration date of the international portion of the revolving credit line agreement remain unchanged. Under the terms of the credit facility agreement with the Bank, the Company may borrow up to $2.5 million, of which up to $1.5 million is based on qualified receivables from domestic customers and up to $1.0 million is based on qualified receivables from international customers. The Company’s total borrowings under the line may not exceed 50% of the sum of cash plus qualified receivables. Advances against the domestic and international lines are calculated at 70% of qualified receivables. Borrowings under the lines bear an annual interest rate equal to the Bank’s prime rate (minimum of 3.25%) plus 1.5%. The annual interest rate in effect is 4.75% per annum. There is also a collateral handling fee of 0.2% per month of the financed receivables outstanding. The applicable interest and fees are calculated based on the actual amounts borrowed. At June 30, 2015, the effective rate (interest plus all applicable fees) on actual cash advanced is 7.15% per annum. The borrowings under the credit facility are secured by a first priority security interest in the assets of the Company. All advances are at the Bank’s discretion and the Bank is not obligated to make advances. The agreement may be terminated by the Company or by the Bank at any time. The outstanding amounts borrowed under the domestic line at June 30, 2015 were $815,891, and the full amounts of accounts receivable provided as collateral were $1,160,000. There were no amounts borrowed under the international line at June 30, 2015.

Total interest expense on the amounts drawn under the Company’s bank credit lines in effect during the three and six months ended June 30, 2015, was $14,621 and $29,190, respectively. Interest expense on the amounts drawn during the three and six months ended June 30, 2014 was $14,981 and $39,010, respectively. Accrued interest related to the amounts outstanding under the Company’s bank lines of credit at June 30, 2015 and December 31, 2014 was $3,820 and $3,981, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
United States	$3,575,031	$3,616,007	$6,408,976	$6,298,084
Europe	716,952	489,303	1,400,115	1,234,373
Asia and rest of world	193,270	285,762	681,906	653,954
Total revenues	$4,485,253	$4,391,072	$8,490,997	$8,186,411

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues in the three and six month periods ended June 30, 2015 and 2014 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Ingram Micro Inc.	33%	35%	29%	34%
ScanSource, Inc.	21%	25%	20%	19%
BlueStar, Inc.	21%	18%	21%	17%

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand and money market deposit accounts in banks. To date, the Company has not experienced losses on these investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at June 30, 2015 and December 31, 2014 were as follows:

	June 30,	December 31,
	2015	2014
Company A	35%	42%
Company B	30%	25%
Company C	21%	14%

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company was unable to procure certain of such materials, it could have a material adverse effect upon its results. At June 30, 2015 and December 31, 2014, 17% and 22%, respectively, of the Company’s accounts payable balances were concentrated in a single supplier. For the three months ended June 30, 2015, the top two suppliers accounted for 61% of the inventory purchases.

NOTE 8 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of employee stock options, based on the fair value of the awards as of the date that the awards are issued. The fair values of stock options are generally determined using a binomial lattice valuation model that incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period. Total stock-based compensation expense for the three and six months ended June 30, 2015, was $49,887 and $96,455, respectively. Total stock-based compensation expense for the three and six months ended June 30, 2014, was $63,548 and $115,794, respectively. In the three and six months ended June 30, 2015, 37,400 and 238,600 stock options were granted at weighted average per share fair values estimated at $1.38 and $1.57, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — Net Income Per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$401,067	$92,814	$329,507	$21,390

Denominator:
Weighted average common shares outstanding used in computing net income per share:
Basic	5,545,270	4,915,710	5,529,429	4,906,803
Diluted	5,911,253	5,162,197	5,960,681	4,961,413

Net income per share:
Basic	$0.07	$0.02	$0.06	$0.00
Diluted	$0.07	$0.02	$0.06	$0.00

NOTE 10 — Income Taxes

Income tax expense during the three and six months ended June 30, 2015 and 2014, and the deferred income tax amounts shown on the Company’s Balance Sheets, is related entirely to the deferred tax liability on the portion of the Company’s goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. As a result, the Company recognized deferred tax expense of $7,985 and $15,970 in each of the three and six month periods ended June 30, 2015 and 2014.

At December 31, 2014, the Company has an unrecognized tax benefit of approximately $730,000, which did not change significantly during the three months ended June 30, 2015. Future changes in the unrecognized tax benefit are unlikely to have an impact on the effective tax rate due to the full valuation allowance recorded on the Company’s deferred tax assets, as realization of the deferred tax assets is dependent upon future taxable income.

NOTE 11 — Commitments and Contingencies

Operating Lease

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. Rental expense was $107,098 and $214,598 for the three and six month periods ended June 30, 2015, respectively. Rental expense for the three and six month periods ended June 30, 2014 was $107,403 and $214,468, respectively. The Company recorded a deferred rent obligation in accrued liabilities in the amount of $277,120 and $263,476 at June 30, 2015 and December 31, 2014, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Future minimum lease payments under the operating lease at June 30, 2015 are as shown below:

Annual minimum payments:	Amount
2015 (July 1, 2015 to December 31, 2015)	$200,483
2016	408,986
2017	425,345
2018	442,359
2019 to 2022	1,689,777
Total minimum payments	$3,166,950

Capital Lease Obligations

The Company leases certain of its equipment under capital leases. These leases are collateralized by their underlying assets. At June 30, 2015 and December 31, 2014, property and equipment with a cost of $87,945 were subject to such financing arrangements. Related accumulated amortization at June 30, 2015 and December 31, 2014 amounted to $65,435 and $53,761, respectively.

Future minimum payments under capital lease and equipment financing arrangements as of June 30, 2015, are as follows:

Annual minimum payments:	Amount
2015 (July 1, 2015 to December 31, 2015)	$13,766
2016	12,449
Total minimum payments	26,215
Less amount representing interest	(1,265)
Present value of net minimum payments	24,950
Short term portion of capital leases	(24,950)
Long term portion of capital leases	$—

Purchase Commitments

As of June 30, 2015, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $1,689,000.

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

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 — Subsequent Events

In early July of 2015, one of the Company’s OEM customers placed a $1.6 million last time buy order expected to be delivered during the fourth quarter of 2015 and the first quarter of 2016.

On July 31, 2015, the Company repaid a $100,000 subordinated short term note to its investor.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements forecasting our future financial condition and results, our future operating activities, market acceptance of our products, expectations for general market growth of handheld computers and other mobile computing devices, growth in demand for our barcode scanning products, expansion of the markets that we serve, expansion of the distribution channels for our products, adoption of our embedded products by third-party manufacturers of electronic devices, and the timing of the introduction and availability of new products, as well as other forecasts discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “may,” “will,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Factors that could cause actual results and outcomes to differ materially include, but are not limited to: weakness in the U.S. and world economy generally and in the markets we serve in particular; the risk of delays in the availability of our products due to technological, market or financial factors including the availability of product components and necessary working capital; our ability to successfully develop, introduce and market future products; our ability to effectively manage and contain our operating costs; the availability of announced third-party mobile device hardware and software that our products are intended to work with; product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with; continued growth in demand for barcode scanners and handheld computers; market acceptance of evolving standards such as Bluetooth and wireless LAN and of our data collection and mobile handheld computer products; the ability of our strategic relationships to benefit our business as expected; our ability to enter into additional distribution relationships; or other factors described in this Form 10-Q including “Item 1A. Risk Factors” and recent Form 8-K and Form 10-K reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the interim financial statements and notes included elsewhere in this report, the Company’s annual financial statements in the form 10/K, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

Index

The Company

We are a leading innovator of data capture solutions for enhanced productivity in retail point of sale, field service, hospitality, commercial services, healthcare, and other mobile markets. Our cordless handheld barcode scanners are designed for a mobile worker using applications running on mobile devices while walking or standing. We offer easy-to-use software developer kits (SDK) to application developers which enable the integration of our barcode scanning software into mobile applications running on smartphones, tablets and mobile computers. These devices use operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®/Windows Mobile™). We focus on serving the needs of third party and in-house developers as our barcode scanner sales are primarily driven by the deployment of barcode enabled mobile applications. Once we are built into an application, our products become an ingredient of the application solution and our products are typically marketed by the application developer or their resellers as part of that solution. Our registered developer program for barcode scanning has grown to over 1,400 developers which include developers of mobile point of sale applications running on Apple tablets and developers of applications for other mobile markets including hospitality and commercial services. We offer stand-alone barcode scanning models for both 1D (imager and laser) and 2D barcode scanning in standard cases (in 5 vivid colors) and durable cases. Our 7 Series barcode scanners are designed as handheld while our 8 Series barcode scanners are designed to be attachable to smartphones, but can also be used in handheld mode. All connect cordlessly over Bluetooth with applications running on a smartphone, tablet or mobile computer.

We also offer a handheld mobile computer running Windows Embedded 6.5 operating system from Microsoft. Handheld computer revenue in the second quarter of 2015 was $0.42 million, a decline of 25% from revenue of $0.56 million in the same period of 2014. Handheld computer revenue has been in decline for several years reflecting the movement of developers away from Windows Embedded devices to smartphones and tablets.

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

Liquidity and Going Concern

We were profitable in the quarter and six months ended June 30, 2015. In 2014, we generated $0.4 million in net income. Except for fiscal years 2014 and 2004, we incurred significant operating losses in each financial period since our inception. As of June 30, 2015, we had an accumulated deficit of $60.4 million. Our cash balances at June 30, 2015 were $0.8 million including $0.8 million advanced on our bank lines of credit. At June 30, 2015, we had additional unused borrowing capacity of approximately $0.5 million on our bank lines of credit. Our balance sheet at June 30, 2015 had a current ratio (current assets divided by current liabilities) of 0.61 to 1.0, and a working capital deficit of $2.2 million (current assets less current liabilities). These circumstances raise substantial doubt about our ability to continue as a going concern.

Index

We have taken actions to reduce our expenses and to align our cost structure with economic conditions. We have the ability to further reduce expenses if necessary. Steps taken to maintain profitability included limited growth of headcount to manage payroll costs, the introduction of new products, and continued close support of our distributors and registered developers whose applications support the use of our barcode scanning products. We believe we will be able to further improve our liquidity and secure additional sources of financing by managing our working capital balances, use of our bank lines of credit, and raising additional capital as needed including the issuance of additional equity securities. However, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our bank lines of credit may be terminated at our or the bank’s discretion. If we cannot maintain profitability, we will not be able to support our operations from positive cash flows, and would use our existing cash to support operating losses. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of the current operations.

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

Index

Service

Our products are warranted for one year and we offer SocketCare extended warranty programs for up to three years including repair or replacement due to accidental breakage. We also repair or replace products that are beyond their warranty period.

Revenues

Total revenues for the three and six months ended June 30, 2015 were $4.5 million and $8.5 million, respectively, an increase of 2% and 4% from revenues of $4.4 million and $8.2 million, respectively, in the comparable period one year ago. Our product revenues and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
Product family:	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
Cordless barcode scanning and accessories	$3,947	$3,686	7%	$7,404	$6,522	14%

Mobile handheld computer and related products	423	561	(25%)	860	1,322	(35%)

Service	115	131	(12%)	227	317	(28%)

OEM and legacy products	—	13	(100%)	—	25	(100%)
Total	$4,485	$4,391	2%	$8,491	$8,186	4%

 Our cordless barcode scanning and related products revenues in the three and six months ended June 30, 2015 were $3.9 million and $7.4 million, increases of 7% and 14%, compared to revenues of $3.7 million and $6.5 million in the comparable periods one year ago. Our cordless barcode scanning revenue falls into two broad categories, run rate business and project based business. The primary driver of run rate revenue is small retail locations needing only a few scanners.

Revenues from project based business were $0.4 million in the second quarter of 2015 compared to $0.9 million in the same period one year ago. Factoring out the larger project deployments, the underlying growth rates of run rate business in the three and six months ended June 30, 2015 were 26% and 29%. Revenue increases of $0.2 million and $0.5 million in the three and six month periods ending June 30, 2015 were from increased sales volumes of our Apple certified Series-7 entry level 1D cordless handheld scanner 7Ci and 7Di models compared to the same periods a year ago. Revenue increases $0.4 million in both the three and six month comparable periods were from increased sales volumes of our Apple certified Series-8 cordless scanner 8Ci and 8Qi model. Revenue decreases of $0.3 million and $0.4 million in the three and six month periods ending June 30, 2015 were from decreased sales volumes of our Apple certified Series-7 high performance 1D cordless handheld barcode scanner 7Mi and 7Pi models compared to the same periods a year ago. The revenue of our Apple certified Series-7 imager based 2D cordless handheld scanner 7Xi and 7Qi models decreased $0.2 million in the second quarter of 2015 compared to the same period one year ago but increased $0.2 million in the comparable six month period ended June 30.

Index

Our mobile handheld computer business continued to decline as expected. Revenue of mobile handheld computer and related products represented 9% of our overall revenue in Q2 compared to 13% in the same quarter a year ago. Revenue in the three and six months ended June 30, 2015 were $0.4 million and $0.9 million, decreases of 25% and 35% compared to revenues of $0.6 million and $1.3 million in the corresponding periods one year ago. Sales of our mobile handheld computer have been declining due to the increased popularity of alternative tablet and smartphone devices. While the handheld computer is no longer a significant part of our going forward revenue expectations, we continue working with our customers to ensure that we can deliver sufficient quantities to meet their demand. In early July, one of our OEM customers placed a $1.6 million last time buy order which we expect to deliver during the fourth quarter of 2015 and the first quarter of 2016.

Service revenues were 3% of our revenues in the second quarter of 2015 and 2014. Service revenues were 3% and 4% of our revenues in the first half of 2015 and 2014. Our SocketCare service contracts are purchased by our customers in conjunction with the purchase of mobile handheld computers and cordless barcode scanners. Service revenue decreases reflected continued decline of our handheld computer sales.

Gross Margins

Our gross margins increased from 43% in the second quarter of 2014 to 45% in the first quarter of 2015 and 47% in the second quarter of 2015. We generally price our products as a markup from the cost, and we offer discount pricing for higher volume purchases. Improvements in overall margins in the first and second quarters of 2015 were due to component cost reductions received from our suppliers due in part to higher sales volumes. Margin improvements were also due to a change in mix of products sold favoring a greater proportion of sales of our cordless handheld barcode scanner models which, as a whole, are above average product margins and a lower proportion of sales of our mobile handheld computers which are below average product margins.

Research and Development Expense

Research and development expense in the three and six months ended June 30, 2015 were $550,000 and $1,125,000, a decrease of 6% and 1% compared to expenses of $586,000 and $1,140,000 in the corresponding periods one year ago. Decreases in the level of research and development expense in the comparable three and six month periods were primarily due to decreases in personnel costs compared to same period a year ago. Research and development expense in the third quarter of 2015 is expected to moderately increase from second quarter levels.

Index

Sales and Marketing Expense

Sales and marketing expense in the three and six months ended June 30, 2015 were $609,000 and $1,228,000, an increase of 16% and 22% compared to expense of $527,000 and $1,003,000 in the corresponding periods one year ago. Increases in sales and marketing expense were due primarily to higher personnel costs reflecting the addition of a Vice President of marketing and an additional product marketing manager in Q4 2014. Additional increases were from professional consulting services for European market development and management. Partially offsetting these increases was a decrease in advertising and promotion expense compared to the same three and six month periods one year ago. Sales and marketing expense is expected to increase over the next several quarters to reflect planned hires of sales and marketing personnel and higher program costs.

General and Administrative Expense

General and administrative expense in the three months ended June 30, 2015 was $466,000, a decrease of 9% compared to $512,000 in the same period one year ago. Decreases in the level of general and administrative expense were primarily due lower personnel costs and lower professional fees. General and administrative expense in the six months ended June 30, 2015 was $1,070,000, an increase of 4% compared to $1,033,000 in the same period one year ago. Increases in the level of general and administrative expense were primarily due to a one-time Executive involuntary termination charge. General and administrative expense is expected to remain flat for the balance of the year.

Interest Expense and Other, Net of Interest Income and Other

Interest expense and other, net of interest income and other, in the three and six months ended June 30, 2015 was $80,000 and $155,000, respectively, compared to $113,000 and $249,000, respectively, in the same periods one year ago. Interest expense in each of the comparable periods was related primarily to interest on our subordinated notes payable, interest on our subordinated convertible notes payable, and interest on amounts drawn on our bank lines of credit (see “NOTE 4 — Related Party Convertible Notes Payable” and “NOTE 5 — Related Party and Other Short Term Notes Payable” for more information). Additionally, interest expense includes interest on equipment lease financing obligations. Lower interest expense in both comparable three and six months reflects lower interest rates on our new bank line of credit effective March 7, 2014 compared to our previous bank line of credit, and lower interest expense related to our subordinated notes payable as a result of lower interest rates in effect on the reissued two-year subordinated notes payable which replaced the previous notes that matured on June 1, 2014.

Income Taxes

Deferred tax expense in the three and six months ended June 30, 2015 and 2014, and the corresponding deferred tax liability shown on our balance sheet, is related entirely to the deferred tax liability on the portion of our goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. We maintain a full valuation allowance for all other components of deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized. We are subject to federal and state taxes on income, but have net operating loss carryforwards sufficient to offset taxable income.

Index

Cash Flows and Contractual Obligations

As reflected in our Statements of Cash Flows, net cash provided by operating activities was $108,000 in the first half of 2015, compared to net cash provided by operating activities of $124,000 in the comparable period a year ago. We calculate net cash provided by or used in operating activities by increasing our net income ($330,000 and $21,000 in the first half of 2015 and 2014, respectively) or reducing our net loss by those expenses that did not require the use of cash, and reversing gains or losses that did not generate or use cash. These items consist of stock based compensation expense, depreciation, amortization of intangible assets, and deferred tax expense. These amounts totaled $212,000 and $346,000 in the first half of 2015 and 2014, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

In the first six months of 2015, changes in operating assets and liabilities resulted in a net use of cash of $434,000, and were primarily from decreases in accounts payable due to increased payments to suppliers and vendors. The uses of cash were partially offset by reductions in inventory levels due to improved inventory control and higher gross shipments in the second quarter of 2015 compared to the fourth quarter of 2014. In the first half of 2014, changes in operating assets and liabilities resulted in a net use of cash of $244,000 and were primarily from increases in accounts receivable due to the increased level of customer shipments in the second quarter 2014 compared to the fourth quarter 2013, increases in prepaid expenses related to service and insurance renewals, and prepayments for inventory. These uses of cash in the first half of 2014 were partially offset by reductions in inventory levels related to our scanning and mobile handheld computer product lines, and increases in accounts payable due to the timing of vendor payments.

Cash used in investing activities in the first half of 2015 remained flat at $62,000 compared to the same period a year ago. Investing activities for both periods were related primarily to expenditures on tooling and purchases of computer equipment.

Cash provided by financing activities was $152,000 in the first half of 2015 compared $34,000 in the same period of 2014. Financing activities in the first half of 2015 consisted primarily of the proceeds from the exercise of warrants and stock options. Financing activities in the first half of 2014 consisted primarily of net amounts advanced on our bank lines of credit. Financing activities in the first half of 2014 consisted primarily of net amounts advanced on our bank lines of credit, partially offset by a related party convertible note holder redemption. The proceeds from and repayments of borrowings in the first half 2014 as shown on our Statement of Cash Flows excludes $752,000 related to the amounts outstanding under the credit line with our former bank which was transferred to our new bank on March 7, 2014 (see “NOTE 6 — Bank Financing Arrangements” for more information).

Index

Our contractual cash obligations at June 30, 2015 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$1,689,000	$1,689,000	$—	$—	$—
Operating leases	3,167,000	401,000	851,000	920,000	995,000
Short term notes payable	600,000	600,000	—	—	—
Capital leases	25,000	25,000	—	—	—
Total contractual obligations	$5,481,000	$2,715,000	$851,000	$920,000	$995,000

We have outstanding amounts borrowed under our lines of credit with Bridge Bank at June 30, 2015 of approximately $812,000. Accrued interest related to the amounts outstanding at June 30, 2015 was approximately $4,000. The credit facility agreement expires on February 27, 2016 for the international portion and on February 27, 2017 for the domestic portion of the line. Renewal of the lines are expected. The agreement may be terminated by us or by the Bank at any time. Upon such termination, the Bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at the Bank’s discretion and the Bank is not obligated to make advances.

Additionally, at June 30, 2015 we had outstanding a total of $753,000 in subordinated convertible notes issued to select officers and directors of the Company. $381,000 of these notes have a term of four years that accrue interest at 8% per annum compounded quarterly, mature on September 4, 2017, and have a note holder call provision that became effective on September 4, 2014. $372,000 of the notes have a term of four years that accrue interest at 18% per annum compounded quarterly, mature on September 4, 2017, and do not have a call provision. Accrued interest for all convertible notes is payable in cash or convertible upon redemption at the holder’s option. The notes and accrued interests are convertible into common stock at the option of the holder at $2.44 per share as long as warrants issued on November 19, 2010 are outstanding, or at $1.25 per share for the four-year notes, if these warrants are no longer outstanding. The warrants issued on November 19, 2012 expire on May 20, 2016. Accrued interest expense as of June 30, 2015 for all convertible notes outstanding was approximately $200,000. The notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Bridge Bank.

Off-Balance Sheet Arrangements

As of June 30, 2015, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash and our bank credit line facilities. Our cash is invested in short-term money market investments backed by U.S. Treasury notes and other investments that mature within one year and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash investments during the quarter ended June 30, 2015, a decline of 1% in interest rates would not have had a material effect on our quarterly interest income. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the lender's prime rate (minimum of 3.25%) plus 1.5%, for both the domestic line (up to $1.5 million) and the international line (up to $1.0 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. Based on a sensitivity analysis during the quarter ended June 30, 2015, an increase of 1% in the interest rate would have increased our quarterly borrowing costs by approximately $2,000.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended June 30, 2015, an adverse change of 10% in exchange rates would have resulted in an decrease in our net income for the second quarter of 2015 of approximately $16,100 if left unprotected. For the second quarter of 2015, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $7,150. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the last fiscal quarter ended June 30, 2015 and this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our historical operating losses and declines in our working capital balances are conditions that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to maintain ongoing profitable operations and to increase our capital as needed. We have been taking steps intended to improve operating results and maintain profitability including the introduction of new products, continued close support of our distributors and of our application partners as they establish their mobile applications in key vertical markets, and management of our costs. Our operations in three and six months ended June 30, 2015 were profitable and we increased our capital from December 31, 2014 by $590,000. We believe that we will be able to continue to improve our liquidity and secure additional sources of financing by managing our working capital balances, use of our bank lines of credit, and raising additional capital as needed including the exercising of warrants and stock options and the issuance of additional equity securities. Nonetheless, there can be no assurance that we will be successful in achieving any of these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our inability to secure and maintain the necessary liquidity would have a material adverse effect on our financial condition and results of operations. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from our inability to continue as a going concern.

We have a history of operating losses and may not maintain ongoing profitability.

We were profitable in the quarter and six months ended June 30, 2015. In 2014, we generated $0.4 million in net income. Except for fiscal years 2014 and 2004, we incurred significant operating losses in each financial period since our inception. To maintain ongoing profitability, we must accomplish numerous objectives, including continued growth in our business, ongoing support to registered developers whose applications support the use of our barcode scanning products, the development of successful new products, and management of our expenses. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to maintain ongoing profitability. If we cannot maintain ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

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

Continued tight credit and related strains in the global financial system, particularly in Europe and Asia, may continue to have an impact on our business and our financial condition. We may face significant challenges if economic conditions and conditions in the financial markets do not improve or worsen. In particular, should these conditions cause our revenues to be materially less than forecast, we may find it necessary to initiate further reductions in our expenses and defer product development programs. In addition, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions.

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

Several of our component parts, including our barcode scanning modules and our handheld computers, are produced by one or a limited number of suppliers. Shortages or delays could occur in these essential components due to an interruption of supply or increased demand in the industry. Suppliers may choose to restrict credit terms or require advance payment causing delays in the procurement of essential materials. If we are unable to procure certain component parts, we could be required to reduce our operations while we seek alternative sources for these components, which could have a material adverse effect on our financial results. To the extent that we acquire extra inventory stocks to protect against possible shortages, we would be exposed to additional risks associated with holding inventory, such as obsolescence, excess quantities, or loss.

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

A significant portion of our revenue comes from a limited number of distributors. In the first half year of both 2015 and 2014, Ingram Micro Inc., ScanSource, Inc., and BlueStar, Inc. together represented approximately 70% of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with any of our significant distributors, we would experience disruption and delays in marketing our products.

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

Index

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

A number of our officers and senior managers have been employed for more than twenty years by us, including our President, Chief Financial Officer, Vice President of Operations and Vice President of Engineering/Chief Technical Officer. Our future success will depend upon the continued service of key officers and senior managers. Competition for officers and senior managers is intense, and there can be no assurance that we will be able to retain our existing senior personnel. The loss of one or more of our officers or key senior managers could adversely affect our ability to compete.

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

Export sales (sales to customers outside the United States) accounted for approximately 25% and 23% of our revenues in first half of 2015 and 2014, respectively. Accordingly, our operating results are subject to the risks inherent in export sales, including:

•	longer payment cycles;
•	unexpected changes in regulatory requirements, import and export restrictions and tariffs;
•	difficulties in managing foreign operations;
•	the burdens of complying with a variety of foreign laws;
•	greater difficulty or delay in accounts receivable collection;
•	potentially adverse tax consequences; and
•	political and economic instability.

Our export sales are primarily denominated in Euros for our sales to European distributors. Accordingly, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and therefore potentially less competitive in foreign markets. Declines in the value of the Euro relative to the United States dollar may result in foreign currency losses relating to collection of Euro denominated receivables if left unhedged. Furthermore, the recent economic instability of the Eurozone could have an adverse effect on our business, including the ability of our distributors to sell our products and our ability the collect the related Euro receivables.

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

As of August 7, 2015, we had 5,557,623shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of August 7, 2015, we had 2,039,180shares of common stock subject to outstanding options under our stock option plans, and 170,594shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of August 7, 2015, we had 169,335 shares of common stock subject to outstanding warrants issued in our 2009 private placement and in connection with a convertible note financing in November 2010. We have registered the resale of all shares of common stock subject to the warrants. Accordingly, the shares of common stock underlying these warrants will be eligible for resale in the public market as soon as the warrants are exercised, subject only to S-3 prospectus delivery requirements.

As of August 7, 2015, we had $752,625 in subordinated convertible notes payable. Up to 977,398 shares of common stock could be issued for conversion of the notes plus all accrued interest thru the maturity date of September 4, 2017.

Index

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2014 through August 7, 2015, our common stock price fluctuated between a high of $3.19 and a low of $0.70. On July 30, 2012, our common stock was delisted from the NASDAQ market and began trading on the Over-the-Counter Marketplace due to our equity balances falling below the minimum threshold required for continued NASDAQ listing. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: August 13, 2015	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 13, 2015	/s/ David W. Dunlap
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