Form 10-Q
period 2015-09-30
SOCKET MOBILE, INC.
filed 2015-11-12
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

The number of shares of Common Stock ($0.001 par value) outstanding as of November 5, 2015 was 5,597,697 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
BALANCE SHEETS

	September 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$862,070	$632,631
Accounts receivable, net	2,322,230	1,896,701
Inventories, net	972,122	957,327
Prepaid expenses and other current assets	88,016	125,707
Total current assets	4,244,438	3,612,366

Property and equipment:
Machinery and office equipment	2,157,668	2,025,397
Computer equipment	1,090,103	984,099
	3,247,771	3,009,496
Accumulated depreciation	(2,874,006)	(2,764,964)
Property and equipment, net	373,765	244,532

Goodwill	4,427,000	4,427,000
Other assets	90,918	85,918
Total assets	$9,136,121	$8,369,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,201,890	$3,007,048
Accrued payroll and related expenses	517,397	528,155
Bank line of credit	413,212	815,981
Deferred income	1,888,224	978,555
Related party and other short term notes payable	500,000	600,000
Related party convertible notes payable-current portion	380,696	380,696
Short term portion of deferred service revenue	99,493	131,344
Short term portion of capital leases and deferred rent	19,580	25,102
Total current liabilities	6,020,492	6,466,881

Related party convertible notes payable	371,929	371,929
Long term portion of deferred service revenue	52,953	83,301
Long term portion of deferred rent	280,087	275,589
Deferred income taxes	167,229	143,274
Total liabilities	6,892,690	7,340,974

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 5,576,705 shares at September 30, 2015 and 5,403,851 shares at December 31, 2014	5,577	5,404
Additional paid-in capital	62,069,129	61,713,995
Accumulated deficit	(59,831,275)	(60,690,557)
Total stockholders’ equity	2,243,431	1,028,842
Total liabilities and stockholders’ equity	$9,136,121	$8,369,816

See accompanying notes.

Index

SOCKET MOBILE, INC.
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$4,517,898	$4,921,596	$13,008,895	$13,108,007

Cost of revenues	2,279,922	2,777,735	6,848,312	7,440,521

Gross profit	2,237,976	2,143,861	6,160,583	5,667,486

Operating expenses:
Research and development	576,284	611,851	1,701,619	1,751,908
Sales and marketing	609,666	545,654	1,837,240	1,548,434
General and administrative	450,783	466,745	1,520,335	1,499,495
Total operating expenses	1,636,733	1,624,250	5,059,194	4,799,837

Operating income	601,243	519,611	1,101,389	867,649

Interest expense and other, net	(63,483)	(80,506)	(218,152)	(329,684)
Loss on extinguishment of debt	—	—	—	(61,500)

Net income before income taxes	537,760	439,105	883,237	476,465
Income tax expense	(7,985)	(7,985)	(23,955)	(23,955)

Net income	$529,775	$431,120	$859,282	$452,510

Net income per share:

Basic	$0.10	$0.09	$0.16	$0.09
Diluted	$0.09	$0.08	$0.14	$0.09

Weighted average shares outstanding:

Basic	5,560,197	4,934,591	5,539,766	4,916,066
Diluted	5,980,382	5,416,574	5,959,951	5,100,344

See accompanying notes.

Index

SOCKET MOBILE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income	$859,282	$452,510
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	151,924	164,370
Depreciation and amortization	149,069	196,010
Deferred income tax expense	23,955	23,955
Loss on extinguishment of debt	—	61,500

Changes in operating assets and liabilities:
Accounts receivable	(425,529)	(290,309)
Inventories	(14,795)	239,050
Prepaid expenses and other current assets	37,691	(19,435)
Other assets	(5,000)	—
Accounts payable and accrued expenses	(805,158)	(287,262)
Accrued payroll and related expenses	(10,758)	(195,936)
Deferred income	909,669	(138,881)
Deferred service revenue	(62,199)	(40,305)
Change in deferred rent	16,611	28,970
Net cash provided by operating activities	824,762	194,237

Investing activities
Purchases of tooling, capitalized software and equipment	(278,302)	(119,170)
Net cash used in investing activities	(278,302)	(119,170)

Financing activities
Payments on capital leases	(17,635)	(16,994)
Proceeds from borrowings under bank line of credit agreement	136,805	973,927
Repayments of borrowings under bank line of credit agreement	(539,574)	(921,594)
Stock options exercised	72,133	35,399
Warrants exercised	131,250	12,500
Repayment of short term note payable	(100,000)	—
Redemption of related party convertible notes payable	—	(25,000)
Net cash (used in) provided by financing activities	(317,021)	58,238

Net increase in cash and cash equivalents	229,439	133,305

Cash and cash equivalents at beginning of period	632,631	606,255
Cash and cash equivalents at end of period	$862,070	$739,560

Supplemental cash flow information
Cash paid for interest	$115,430	$237,814

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

Liquidity and Going Concern

The Company was profitable in the quarter and nine months ended September 30, 2015 and 2014. Net income for the third quarter of 2015 was $529,775, or $0.09 per diluted share, compared to net income of $431,120, or $0.08 per diluted share, in the third quarter of 2014. Net income for the nine months was $859,282, or $0.14 per diluted share, compared to net income of $452,510, or $0.09 per diluted share, for the same period one year ago.

The Company’s historical operating losses and declines in the working capital balances are conditions that raise substantial doubt about its ability to continue as a going concern. Except for the nine months ended September 30, 2015 and fiscal years 2014 and 2004, the Company incurred significant operating losses in each financial period since its inception. As of September 30, 2015, the Company has an accumulated deficit of $59,831,275. The Company’s cash balances at September 30, 2015 were $862,070, including $413,212 advanced on its bank lines of credit. The Company’s balance sheet at September 30, 2015 has a current ratio (current assets divided by current liabilities) of 0.7 to 1.0, and a working capital deficit of $1,776,054 (current assets less current liabilities).

To improve operating results and maintain profitability, the Company has taken steps including limiting growth of headcount to manage payroll costs, the introduction of new products, and continued close support of its distributors and software application partners whose mobile applications support the use of the Company’s barcode scanning products. The Company believes it will be able to further improve its liquidity and secure additional sources of financing by managing its working capital balances, making use of its bank lines of credit, and raising additional capital as needed including the issuance of additional equity securities. However, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. The Company’s bank lines of credit may be terminated by the bank or by the Company at any time. If the Company cannot maintain profitability, it will not be able to support its operations from positive cash flows, and instead will use its existing cash to support operating losses. If the Company is unable to secure the necessary capital for its business, it may need to suspend some or all of its current operations.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

To maintain revenue growth and profitability, the Company anticipates requirements for cash will include funding of higher receivable and inventory balances, and increased expenses including an increase of costs relating to new employees to support its growth and increases in salaries, benefits, and related support costs for employees.

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with an original maturity date of three months or less at date of purchase to be cash equivalents. At September 30, 2015 and December 31, 2014, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposits in banks. The aggregate cash balance on deposit in these accounts is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance on deposit in these accounts may, at times, exceed the federally insured limits. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories at September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
	2015	2014
Raw materials and sub-assemblies	$2,172,717	$2,153,764
Finished goods	64,590	61,175
Inventory reserves	(1,265,185)	(1,257,612)
Inventories, net	$972,122	$957,327

NOTE 4 — Related Party Convertible Notes Payable

Short Term Related Party Convertible Notes Payable

Short term related party convertible notes payable at September 30, 2015 and December 31, 2014 were $380,696. The notes were issued on September 4, 2013 to officers and directors of the Company and mature on September 4, 2017. The notes have an interest rate of 8% per annum that compounds quarterly, and contain a holder call provision that became effective on September 4, 2014. Accrued interest was $67,990 and $42,179 at September 30, 2015 and December 31, 2014, respectively and was included in Accounts Payable and Accrued Expenses. Interest expense for the three and nine months ended September 30, 2015 was $8,869 and $25,811, respectively. Interest expense for the three and nine months ended September 30, 2014 was $8,193 and $23,845, respectively. The notes and accrued interest are convertible into common stock at the option of the holder at $2.44 per share as long as warrants issued on November 19, 2010 are outstanding (warrants expire May 20, 2016) or at $1.25 per share. The convertible notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with the Company’s bank.

Long Term Related Party Convertible Note Payable

Long term related party convertible note payable at September 30, 2015 and December 31, 2014 was $371,929. Issued to the Company’s Chairman on September 4, 2013 and maturing on September 4, 2017, the note has an interest rate that compounds quarterly of 18% per annum as long as the warrants issued on November 19, 2010 are outstanding (warrants expire May 20, 2016) or 12% per annum thereafter. Principal and accrued interest on the note payable are convertible into common stock at the option of the holder at $2.44 per share if the November 19, 2010 warrants are outstanding or at $1.25 per share. Accrued interest was $164,034 and $97,900 at September 30, 2015 and December 31, 2014, respectively, and was included in Accounts Payable and Accrued Expenses. Interest expense for the three and nine months ended September 30, 2015 was $23,261 and $66,134, respectively. Interest expense for the three and nine months ended September 30, 2014 was $19,506 and $55,457, respectively. The convertible note is secured by all of the assets of the Company and is subordinated to amounts outstanding under the Company’s working capital bank line of credit with the Company’s bank.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 — Related Party and Other Short Term Notes Payable

On January 31, 2013, the Company’s Board of Directors approved a subordinated line of credit of up to $1,000,000 including up to $550,000 in advances by the Company’s Chairman. The funds raised were used for working capital purposes. On July 31, 2015, the Company repaid a $100,000 note to an investor. On September 30, 2015, a total of $500,000 in notes payable were outstanding under this line, of which $450,000 and $50,000 respectively were from the Company’s Chairman and Chief Executive Officer. The notes mature on June 1, 2016, are repayable at the Company’s discretion, and have an interest rate of 18% per annum payable monthly in cash. Beginning October 1, 2014, investors may request note repayment. Balances under the line of credit are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s credit facility with its bank. Interest expense for the three and nine month periods ended September 30, 2015 related to the line of credit were $24,214 and $77,770, respectively. Interest expense for the three and nine month periods ended September 30, 2014 related to the line of credit were $29,490 and $179,929, respectively.

NOTE 6 — Bank Financing Arrangements

On February 27, 2014, the Company entered into a new credit facility agreement with Bridge Bank (the “Bank”). The credit facility was activated and transfer of the credit facility from the Company’s former bank was completed on March 7, 2014. The revolving credit line agreement is for a two year period ending February 27, 2016. Under the terms of the credit facility agreement with the Bank, the Company may borrow up to $2.5 million, of which up to $1.5 million is based on qualified receivables from domestic customers and up to $1.0 million is based on qualified receivables from international customers. The Company’s total borrowings under the line may not exceed 50% of the sum of cash plus qualified receivables. Advances against the domestic and international lines are calculated at 70% of qualified receivables. Borrowings under the lines bear an annual interest rate equal to the Bank’s prime rate (minimum of 3.25%) plus 1.5%. There is also a collateral handling fee of 0.2% per month of the financed receivables outstanding. The applicable interest and fees are calculated based on the actual amounts borrowed. At September 30, 2015, the annual interest rate was 4.75% per annum and the effective rate (interest plus all applicable fees) on actual cash advanced was 7.15% per annum. The borrowings under the credit facility are secured by a first priority security interest in the assets of the Company. All advances are at the Bank’s discretion and the Bank is not obligated to make advances. The agreement may be terminated by the Company or by the Bank at any time. At September 30, 2015, the Company only borrowed under the domestic line for $413,212 and had additional unused borrowing capacity of approximately $1,069,000 on its bank lines of credit.

Total interest expense on the amounts drawn under the Company’s bank credit lines in effect during the three and nine months ended September 30, 2015, was $6,373 and $35,562, respectively. Interest expense on the amounts drawn during the three and nine months ended September 30, 2014 was $16,082 and $55,092, respectively. Accrued interest related to the amounts outstanding under the Company’s bank lines of credit at September 30, 2015 and December 31, 2014 was $1,213 and $3,981, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — Segment Information and Concentrations

Segment Information

The Company operates in one segment—mobile systems solutions for businesses. Mobile systems solutions typically consist of a handheld computer or other mobile device such as a smartphone or tablet, some with data collection peripherals, and third-party vertical applications software. The Company markets its products in the United States and foreign countries through its sales personnel, distributors, resellers and vertical industry partners. Revenues for the geographic areas were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
United States	$3,698,721	$3,681,834	$10,107,697	$9,980,944
Europe	519,765	945,172	1,919,880	2,165,576
Asia and rest of world	299,412	294,590	981,318	961,487
Total revenues	$4,517,898	$4,921,596	$13,008,895	$13,108,007

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues in the three and nine month periods ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Ingram Micro Inc.	30%	29%	29%	32%
BlueStar, Inc.	27%	15%	23%	16%
ScanSource, Inc.	19%	20%	20%	19%
ScanSource Europe SPRL	*	12%	*	*

_____________

* Customer accounted for less than 10% of total revenues for the period

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks. To date, the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
	2015	2014
BlueStar, Inc.	40%	42%
Ingram Micro Inc.	35%	25%
ScanSource, Inc.	12%	14%

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. At September 30, 2015 and December 31, 2014, 22% and 32%, respectively, of the Company’s accounts payable balances were concentrated with the top two suppliers. For the three months ended September 30, 2015, top two suppliers accounted for 55% of the inventory purchases.

NOTE 8 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of employee stock options, based on the fair value of the awards as of the date that the awards are issued. The fair values of stock options are generally determined using a binomial lattice valuation model that incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period. Total stock-based compensation expense for the three and nine months ended September 30, 2015 was $55,470 and $151,924, respectively. Total stock-based compensation expense for the three and nine months ended September 30, 2014 was $48,576 and $164,370, respectively. In the three and nine months ended September 30, 2015, 30,000 and 268,600 stock options were granted at weighted average per share fair values estimated at $1.48 and $1.56, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — Net Income Per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$529,775	$431,120	$859,282	$452,510

Denominator:
Weighted average common shares outstanding used in computing net income per share:
Basic	5,560,197	4,934,591	5,539,766	4,916,066
Diluted	5,980,382	5,416,574	5,959,951	5,100,344

Net income per share:
Basic	$0.10	$0.09	$0.16	$0.09
Diluted	$0.09	$0.08	$0.14	$0.09

NOTE 10 — Taxes

Income tax expense during the three and nine months ended September 30, 2015 and 2014, and the deferred income tax amounts shown on the Company’s Balance Sheets, are related entirely to the deferred tax liability on the portion of the Company’s goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. As a result, the Company recognized deferred tax expense of $7,985 and $23,955, in each of the three and nine month periods ended September 30, 2015 and 2014.

At December 31, 2014, the Company has an unrecognized tax benefit of approximately $730,000, which did not change significantly during the three months ended September 30, 2015. Future changes in the unrecognized tax benefit are unlikely to have an impact on the effective tax rate due to the full valuation allowance recorded on the Company’s deferred tax assets, as realization of the deferred tax assets is dependent upon future taxable income.

NOTE 11 — Commitments and Contingencies

Operating Lease

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. The lease agreement expires on June 30, 2022. Monthly base rent increases four percent per year annually on July 1st of each year. Rental expense was $107,352 and $321,950 for the three and nine month periods ended September 30, 2015, respectively. Rental expense for the three and nine month periods ended September 30, 2014 was $107,249 and $321,717, respectively. The Company recorded a deferred rent obligation in accrued liabilities in the amount of $280,087 and $263,476 at September 30, 2015 and December 31, 2014, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Future minimum lease payments under the operating lease at September 30, 2015 are shown below:

Annual minimum payments:	Amount
2015 (October 1, 2015 to December 31, 2015)	$100,242
2016	408,986
2017	425,345
2018	442,359
2019 to 2022	1,689,777
Total minimum payments	$3,066,709

Capital Lease Obligations

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At September 30, 2015 and December 31, 2014, property and equipment with a cost of $87,945 were subject to such financing arrangements. Related accumulated amortization at September 30, 2015 and December 31, 2014, amounted to $71,272 and $53,761, respectively.

Future minimum payments under capital lease and equipment financing arrangements as of September 30, 2015 are as follows:

Annual minimum payments:	Amount
2015 (October 1, 2015 to December 31, 2015)	$7,180
2016	13,045
Total minimum payments	20,225
Less amount representing interest	(645)
Present value of net minimum payments	19,580
Short term portion of capital leases	(19,580)
Long term portion of capital leases	$—

Purchase Commitments

As of September 30, 2015, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $2,936,000.

Legal Matters

The Company is subject to disputes, claims, requests for indemnification and lawsuits arising in the ordinary course of business. Under the indemnification provisions of the Company’s customer agreements, the Company routinely agrees to indemnify and defend its customers against infringement of any patent, trademark, copyright, trade secrets, or other intellectual property rights arising from customers’ legal use of the Company’s products or services. The exposure to the Company under these indemnification provisions is generally limited to the total amount paid for the indemnified products. However, certain indemnification provisions potentially expose the Company to losses in excess of the aggregate amount received from the customer. To date, there have been no claims against the Company by its customers pertaining to such indemnification provisions, and no amounts have been recorded. The Company is currently not a party to any material legal proceedings.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Financial Accounting Standards

The original effective date for ASU 2014-09 would have required the Company to adopt beginning January 1, 2017. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. Accordingly, the Company may adopt the standard on either January 1, 2017 or 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on its consolidated financial statements.

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2015, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, that are of significance or potential significance to us.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements forecasting our future financial condition and results, our future operating activities, market acceptance of our products, expectations for general market growth of handheld computers and other mobile computing devices, growth in demand for our barcode scanning products, expansion of the markets that we serve, expansion of the distribution channels for our products, adoption of our embedded products by third-party manufacturers of electronic devices, and the timing of the introduction and availability of new products, as well as other forecasts discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “may,” “will,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Factors that could cause actual results and outcomes to differ materially include, but are not limited to: slow growth in the U.S. and world economy generally and in the markets we serve in particular; the risk of delays in the availability of our products due to technological, market or financial factors including the availability of product components and necessary working capital; our ability to successfully develop, introduce and market future products; our ability to effectively manage and contain our operating costs; the availability of announced third-party mobile device hardware and software that our products are intended to work with; product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with; continued growth in demand for barcode scanners; market acceptance of evolving standards such as Bluetooth and wireless LAN and of our data collection products; the ability of our strategic relationships to benefit our business as expected; our ability to enter into additional distribution relationships; or other factors described in this Form 10-Q including “Item 1A. Risk Factors” and recent Form 8-K and Form 10-K reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the interim financial statements and notes included elsewhere in this report, the Company’s annual financial statements in the form 10-K, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

Index

The Company

We are a leading innovator of data capture and delivery solutions for enhanced productivity in retail point of sale, field service, hospitality, commercial services, healthcare, and other mobile markets. Our cordless barcode scanners are designed for a mobile worker using applications running on mobile devices while walking or standing. We offer easy-to-use software developer’s kits (SDK) to application developers which enable the integration of our barcode scanning software into mobile applications running on smartphones, tablets and mobile computers. These devices use operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®/Windows Mobile™). We focus on serving the needs of these developers as our barcode scanner sales are primarily driven by the deployment of barcode enabled mobile applications. Once we are built into an application, our products become an ingredient of the application solution and our products are typically marketed by the application developer or their resellers as part of that solution. We currently have a robust network of over 1,400 developers registered to use our software developer’s kit to add sophisticated barcode scanning to mobile applications. We offer stand-alone barcode scanning models for both 1D (imager and laser) and 2D barcode scanning in standard cases (in 5 vivid colors) and durable cases. Our 7 Series barcode scanners are designed as handheld while our 8 Series barcode scanners are designed to be attachable to smartphones, but can also be used in handheld mode. All connect cordlessly over Bluetooth with applications running on a smartphone, tablet or mobile computer.

We also offer a handheld mobile computer running Windows Embedded 6.5 operating system from Microsoft. Handheld computer revenue in the third quarter of 2015 was $0.38 million, a decline of 60% from revenue of $0.94 million in the same period of 2014. Handheld computer revenue has been in decline for several years reflecting the movement of developers away from Windows Embedded devices to smartphones and tablets.

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

Liquidity and Going Concern

Except for the nine months ended September 30, 2015 and fiscal years 2014 and 2004, we incurred significant operating losses in each financial period since our inception. As of September 30, 2015, we had an accumulated deficit of $59.8 million. Our cash balances at September 30, 2015 were $0.86 million including $0.4 million advanced on our bank lines of credit. Our balance sheet at September 30, 2015 had a current ratio (current assets divided by current liabilities) of 0.7 to 1.0, and a working capital deficit of $1.78 million (current assets less current liabilities). These circumstances raise substantial doubt about our ability to continue as a going concern.

Index

We have taken actions to control our expenses, improve our efficiencies and maintain profitability. We have the ability to further reduce expenses if necessary. Steps taken included limited growth of headcount to manage payroll costs, the introduction of new products, and continued close support of our distributors and registered developers whose applications support the use of our barcode scanning products. We believe we will be able to further improve our liquidity and secure additional sources of financing by managing our working capital balances, use of our bank lines of credit, and raising additional capital as needed including the issuance of additional equity securities. However, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our bank lines of credit may be terminated at our or the bank’s discretion. If we cannot maintain profitability, we will not be able to support our operations from positive cash flows, and would use our existing cash to support operating losses. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of the current operations.

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

Products

Cordless barcode scanners

We offer a family of cordless barcode scanning products that connect over Bluetooth with smartphones, tablets and mobile computers running operating systems from Apple (iOS), Google (Android), and Microsoft (Windows/Windows Mobile). Our cordless barcode scanners include two dimensional (2D) and linear (1D) barcode scanners in both durable and colorful standard cases. Our Series-7 models are lightweight and ergonomically designed as a standalone handheld barcode scanner and are widely used with tablet computers. Our Series-8 models are used stand-alone or attach to a smartphone to enable one-handed barcode scanning. We also offer wearable cordless ring scanners for hands free barcode scanning. Extended warranty programs are available for all of our barcode scanning products.

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

Revenues

Total revenue for the third quarter of 2015 was $4.5 million, a decrease of eight percent compared to revenues of $4.9 million for the same quarter a year ago. For the nine months ended September 30, 2015, revenue was $13.0 million, compared to revenue of $13.1 million in the comparable period one year ago. Our product revenues and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
Product family:	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
Cordless barcode scanners and accessories	$4,029	$3,866	4%	$11,433	$10,388	10%

Mobile handheld computer and related products	379	941	(60%)	1,239	2,263	(45%)

Service	110	115	(4%)	337	432	(22%)

OEM and legacy products	0	0	—	0	25	(100%)

Total	$4,518	$4,922	(8%)	$13,009	$13,108	(1%)

Our cordless barcode scanners and accessories revenues in the three and nine months ended September 30, 2015 were $4.0 million and $11.4 million, increases of 4% and 10%, compared to revenues of $3.9 million and $10.4 million in the comparable periods one year ago. Revenue increases of $0.2 million and $0.7 million in the three and nine month periods ending September 30, 2015 were from increased sales volumes of our Apple certified Series-7 entry level 1D cordless scanner 7Ci and 7Di models compared to the same periods a year ago. Revenue increases of $0.1 million and $0.5 million in the comparable three and nine month comparable periods were from increased sales volumes of our Series-8 cordless scanner 8Ci and 8Qi models. The revenue of our Apple certified Series-7 imager based 2D cordless scanner 7Xi and 7Qi models decreased slightly in the third quarter of 2015 compared to the same period one year ago but increased $0.2 million in the comparable nine month period ended September 30. Revenue decreases of $0.3 million and $0.6 million in the three and nine month periods ending September 30, 2015 were from decreased sales volumes of our Apple certified Series-7 high performance 1D cordless barcode scanner 7Mi and 7Pi models compared to the same periods a year ago. Revenues of scanning accessories were flat in the third quarter of 2015 compared to the same quarter a year ago but increased $0.2 million in the comparable nine month period ended September.

Index

Our mobile handheld computer business continued to decline as expected. Revenue of mobile handheld computer and related products represented 8% of our overall revenue in Q3 compared to 19% in the same quarter a year ago. Revenue in the three and nine months ended September 30, 2015 were $0.4 million and $1.2 million, decreases of 60% and 45% compared to revenues of $0.9 million and $2.3 million in the corresponding periods one year ago. Sales of our mobile handheld computer have been declining due to the increased popularity of alternative tablet and smartphone devices. While the handheld computer is no longer a significant part of our going forward revenue expectations, we continue working with our customers to ensure that we can deliver sufficient quantities to meet their demand. In early July, one of our OEM customers placed a $1.6 million last time buy order which we expected to deliver during the fourth quarter of 2015 and the first quarter of 2016.

Service revenues decreased 4% and 22% in the three and nine months comparable periods ended September 30. Our SocketCare service contracts are purchased by our customers in conjunction with the purchase of mobile handheld computers and cordless barcode scanners. Service revenue decreases reflected continued decline of our handheld computer sales.

Gross Margins

Our gross margins for the third quarter of 2015 were 49.5%, up from margins of 43.6% for the third quarter a year ago and margins of 47.2% for the immediately preceding quarter. Improvements in overall margins in 2015 reflect a number of positive trends which we believe are sustainable. We continue to benefit from component cost reductions received from our suppliers due to our higher volumes of cordless barcode scanner sales, and we continue to reduce our overhead by improving the management of our inventories and reducing creation of waste costs including managing excess or obsolete inventories. Margin improvements were also due to a change in mix of products sold favoring a greater proportion of sales of our cordless barcode scanner models which, as a whole, are above average product margins and a lower proportion of sales of our mobile handheld computers which are below average product margins.

Research and Development Expense

Research and development expense in the three and nine months ended September 30, 2015 were $576,000 and $1,702,000, a decrease of 6% and 3% compared to expenses of $612,000 and $1,752,000 in the corresponding periods one year ago. Decreases in the level of research and development expense in the comparable three and nine month periods were primarily due to decreases in personnel costs compared to same period a year ago. We expect moderate growth in the fourth quarter of 2015 as we have added a key engineering resource to improve our capacity to more quickly update and expand the features of our software developer kit and barcode scanning software.

Index

Sales and Marketing Expense

Sales and marketing expense in the three and nine months ended September 30, 2015 were $610,000 and $1,837,000, an increase of 12% and 19% compared to expense of $545,000 and $1,548,000 in the corresponding periods one year ago. Increases in sales and marketing expense were due primarily to higher personnel costs reflecting the addition of a Vice President of marketing and an additional product marketing manager in Q4 2014. Additional increases were from professional consulting services for a major upgrade of our website at socketmobile.com, including international localized versions in Japanese, German and French. Partially offsetting these increases was a decrease in advertising and promotion expense compared to the same three and nine month periods one year ago. Sales and marketing expense is expected to increase in the fourth quarter of 2015 to reflect planned hires of sales and marketing personnel to better support an active and growing developer community.

General and Administrative Expense

General and administrative expense in the three months ended September 30, 2015 was $451,000, a decrease of 3% compared to $467,000 in the same period one year ago. Decreases in the level of general and administrative expense were primarily due to lower personnel costs. General and administrative expense in the nine months ended September 30, 2015 was $1,520,000, an increase of 1% compared to $1,500,000 in the same period one year ago, due to a one-time Executive involuntary termination charge in the first quarter of 2015. Partially offsetting the increase was declines in consulting and professional fees in the comparable nine month periods. General and administrative expense is expected to slightly increase in the fourth quarter of 2015 from third quarter levels.

Interest Expense and Other, Net of Interest Income and Other

Interest expense and other, net of interest income and other, in the three and nine months ended September 30, 2015 was $63,000 and $218,000, respectively, compared to $81,000 and $330,000, respectively, in the same periods one year ago. Interest expense in each of the comparable periods was related primarily to interest on our subordinated notes payable, interest on our subordinated convertible notes payable, and interest on amounts drawn on our bank lines of credit (see “NOTE 4 — Related Party Convertible Notes Payable”, “NOTE 5 — Related Party and Other Short Term Notes Payable”, and “NOTE 6 — Bank Financing Arrangements” for more information). Additionally, interest expense includes interest on equipment lease financing obligations. Lower interest expense in both comparable three and nine months reflects lower interest rates on our new bank line of credit effective March 7, 2014 compared to our previous bank line of credit, reduced debt balances outstanding during the periods, and lower interest rates in effect on the reissued two-year subordinated notes payable which replaced the previous notes that matured on June 1, 2014.

Interest income and other reflects interest earned on cash balances. Interest income was nominal in each of the comparable periods, reflecting low average cash balances combined with low average rates of return. Other income and expense includes foreign currency transaction gains and losses, which were nominal in each of the periods presented.

Index

Income Taxes

Deferred tax expense in the three and nine months ended September 30, 2015 and 2014, and the corresponding deferred tax liability shown on our balance sheet, is related entirely to the deferred tax liability on the portion of our goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. We maintain a full valuation allowance for all other components of deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized. We are subject to federal and state taxes on income, but have net operating loss carryforwards sufficient to offset taxable income.

Cash Flows and Contractual Obligations

As reflected in our Statements of Cash Flows, net cash provided by operating activities was $825,000 in the first nine months of 2015, compared to net cash provided by operating activities of $194,000 in the comparable period a year ago. We calculate net cash provided by operating activities by increasing our net income ($859,000 and $453,000 in the first nine months of 2015 and 2014, respectively) by those expenses that did not require the use of cash. These items consist of stock based compensation expense, depreciation and amortization, deferred tax expense, and in 2014 the loss on extinguishment of debt in the second quarter. These amounts totaled $325,000 and $446,000 in the first nine months of 2015 and 2014, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In the first nine months of 2015, changes in operating assets and liabilities resulted in a net use of cash of $359,000 and were primarily from decreases in accounts payable due to increased payments to suppliers and vendors, and increases in accounts receivable due to the higher level of shipments to distributors in the third quarter 2015 compared to the fourth quarter 2014. The uses of cash were partially offset by an $800,000 deposit collected from the OEM customer who placed a $1.6 million last time buy order for our mobile handheld computer product and increases of the inventory levels in our distribution channel. In the first nine months of 2014, changes in operating assets and liabilities resulted in a net use of cash of $704,000 and were primarily from decreases in accounts payable due to increased payments to suppliers and vendors, increases in accounts receivable due to the higher level of shipments to distributors in the third quarter 2014 compared to the fourth quarter 2013, reductions in accrued payroll due to full payment of the September 2014 payroll within the month as we transitioned to a new payroll service provider started in October 2014, and reductions in the inventory levels in our distribution channel. These uses of cash in the first nine months of 2014 were partially offset by reductions in inventory levels related to our mobile handheld computer product lines.

We used $278,000 in investing activities in the first nine months of 2015 and primarily invested in a new accounting and operations management ERP software system and in tooling for new products that will commence shipping in the first half of 2016. In the comparable period of 2014, we used $119,000 in activities related primarily to expenditures on tooling and purchases of computer equipment.

Index

In the first nine months of 2015, $317,000 was used in financing activities which consisted of reduction of our bank credit line balance by $403,000, repayment of $100,000 on subordinated notes payable, and partially offset by proceeds from the exercise of warrants and stock options in the amount of $203,000. In the comparable period of 2014, $55,000 was provided by financing activities including net advance of $52,000 on our bank lines of credit, proceeds of $48,000 from exercise of warrants and stock options, and partially offset by a repayment of $25,000 on a related party convertible notes payable. The proceeds from and repayments of borrowings in the first nine months of 2014 as shown on our Statement of Cash Flows excludes $752,000 related to the amounts outstanding under the credit line with our former bank which was transferred to our new bank on March 7, 2014 (see “NOTE 6 — Bank Financing Arrangements” for more information).

Our contractual cash obligations at September 30, 2015 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$2,936,000	$2,936,000	$—	$—	$—
Operating leases	3,066,000	405,000	859,000	929,000	873,000
Short term notes payable	500,000	500,000	—	—	—
Capital leases	20,000	20,000	—	—	—
Total contractual obligations	$6,522,000	$3,861,000	$859,000	$929,000	$873,000

We have outstanding amounts borrowed under our lines of credit with Bridge Bank at September 30, 2015 of $413,000. Accrued interest related to the amounts outstanding at September 30, 2015 was approximately $1,200. The credit facility agreement expires on February 27, 2016 for the international portion and on February 27, 2017 for the domestic portion of the line. Renewal of the lines are expected. The agreement may be terminated by us or by the Bank at any time. Upon such termination, the Bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at the Bank’s discretion and the Bank is not obligated to make advances.

Additionally, at September 30, 2015 we had outstanding a total of $753,000 in subordinated convertible notes issued to select officers and directors of the Company. $381,000 of these notes have a term of four years that accrue interest at 8% per annum compounded quarterly, mature on September 4, 2017, and have a note holder call provision that became effective on September 4, 2014. $372,000 of the notes have a term of four years that accrue interest at 18% per annum compounded quarterly, mature on September 4, 2017, and do not have a call provision. Accrued interest for all convertible notes is payable in cash or convertible upon redemption at the holder’s option. The notes and accrued interests are convertible into common stock at the option of the holder at $2.44 per share as long as warrants issued on November 19, 2010 are outstanding, or at $1.25 per share for the four-year notes, if these warrants are no longer outstanding. The warrants issued on November 19, 2012 expire on May 20, 2016. Accrued interest expense as of September 30, 2015 for all convertible notes outstanding was approximately $232,000. The notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Bridge Bank.

Index

Off-Balance Sheet Arrangements

As of September 30, 2015, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit line facilities. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the lender's prime rate (minimum of 3.25%) plus 1.5%, for both the domestic line (up to $1.5 million) and the international line (up to $1.0 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. Based on a sensitivity analysis during the quarter ended September 30, 2015, an increase of 1% in the interest rate would have increased our quarterly borrowing costs by approximately $1,000.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended September 30, 2015, an adverse change of 10% in exchange rates would have resulted in an decrease in our net income for the third quarter of 2015 of approximately $13,600 if left unprotected. For the third quarter of 2015, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net gain of $1,045. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the last fiscal quarter ended September 30, 2015 and this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our historical operating losses and declines in our working capital balances are conditions that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to maintain ongoing profitable operations and to increase our capital as needed. We have been taking steps intended to improve operating results and maintain profitability including the introduction of new products, continued close support of our distributors and of our application partners as they establish their mobile applications in key vertical markets, and management of our costs. Our operations in three and nine months ended September 30, 2015 were profitable and we increased our capital from December 31, 2014 by $1.2 million. We believe that we will be able to continue to improve our liquidity and secure additional sources of financing by managing our working capital balances, use of our bank lines of credit, and raising additional capital as needed including the exercising of warrants and stock options and the issuance of additional equity securities. Nonetheless, there can be no assurance that we will be successful in achieving any of these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our inability to secure and maintain the necessary liquidity would have a material adverse effect on our financial condition and results of operations. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from our inability to continue as a going concern.

We have a history of operating losses and may not maintain ongoing profitability.

Except for the nine months ended September 30, 2015 and fiscal years 2014 and 2004, we incurred significant operating losses in each financial period since our inception. To maintain ongoing profitability, we must accomplish numerous objectives, including continued growth in our business, ongoing support to registered developers whose applications support the use of our barcode scanning products, the development of successful new products, and management of our expenses. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to maintain ongoing profitability. If we cannot maintain ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

Index

We may require additional capital in the future, but that capital may not be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

We may incur operating losses in future quarters and would need to raise capital to fund such losses. Our forecasts are highly dependent on factors beyond our control, including market acceptance of our products and delays in deployments by businesses of applications that use our data collection products and handheld computers. Even if we maintain profitable operating levels, we may need to raise capital to provide sufficient working capital to fund our growth. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all.

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

Global economic conditions may have a negative impact on our business and financial condition in ways that we currently cannot predict, and may further limit our ability to raise additional funds.

Global economic conditions may have an impact on our business and our financial condition. We may face significant challenges if global economic growth continues to slow down and conditions in the financial markets worsen. In particular, should these conditions cause our revenues to be materially less than forecast, we may find it necessary to initiate further reductions in our expenses and defer product development programs. In addition, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions.

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

A significant portion of our revenue comes from a limited number of distributors. In the first nine months of both 2015 and 2014, Ingram Micro Inc., ScanSource, Inc., and BlueStar, Inc. together represented approximately 70% of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with any of our significant distributors, we would experience disruption and delays in marketing our products.

We may not be able to collect revenues from customers who experience financial difficulties.

Our accounts receivable are derived primarily from distributors. We perform ongoing credit evaluations of our customers’ financial conditions but generally require no collateral from our customers. Reserves are maintained for potential credit losses, and such losses have historically been within such reserves. However, many of our customers may be thinly capitalized and may be prone to failure in adverse market conditions. Although our collection history has been good, from time to time a customer may not pay us because of financial difficulty, bankruptcy or liquidation. If global financial conditions have an impact on our customers’ ability to pay us in a timely manner, and consequently, we may experience increased difficulty in collecting our accounts receivable, and we may have to increase our reserves in anticipation of increased uncollectible accounts.

We could face increased competition in the future, which would adversely affect our financial performance.

The market in which we operate is very competitive. Our future financial performance is contingent on a number of unpredictable factors, including that:

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

The demand for our products depends on many factors and is difficult to forecast as we introduce and support more products, and as competition in the markets for our products intensifies. If demand is lower than forecasted levels, we could have excess production resulting in higher inventories of finished products and components, which could lead to write-downs or write-offs of some or all of the excess inventories, and reductions in our cash balances. Lower than forecasted demand could also result in excess manufacturing capacity at our third-party manufacturers and in our failure to meet minimum purchase commitments, each of which may lower our operating results.

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

Index

We depend on alliances and other business relationships with third-parties, and a disruption in these relationships would hinder our ability to develop and sell our products.

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

We have devoted significant research and development resources to design products to work with a number of operating systems used in mobile devices including Apple (iOS), Google (Android), and Microsoft (Windows/Windows Mobile). Such design activities have diverted financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Microsoft, Apple, or Google is obligated to collaborate or to support the products produced from such collaboration. Consequently, these organizations may terminate their collaborations with us for a variety of reasons, including our failure to meet agreed-upon standards or for reasons beyond our control, such as changing market conditions, increased competition, discontinued product lines, and product obsolescence.

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

Export sales (sales to customers outside the United States) accounted for approximately 22% and 24% of our revenues in the first nine months of 2015 and 2014, respectively. Accordingly, our operating results are subject to the risks inherent in export sales, including:

•	longer payment cycles;
•	unexpected changes in regulatory requirements, import and export restrictions and tariffs;
•	difficulties in managing foreign operations;
•	the burdens of complying with a variety of foreign laws;
•	greater difficulty or delay in accounts receivable collection;
•	potentially adverse tax consequences; and
•	political and economic instability.

Our export sales are primarily denominated in Euros for our sales to European distributors. Accordingly, an increase in the value of the United States dollar relative to Euros could make our products more expensive and therefore potentially less competitive in European market. Declines in the value of the Euro relative to the United States dollar may result in foreign currency losses relating to collection of Euro denominated receivables if left unhedged.

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

As of November 5, 2015, we had 5,597,697 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of November 5, 2015, we had 2,047,542 shares of common stock subject to outstanding options under our stock option plans, and 119,319 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of November 5, 2015, we had 169,335 shares of common stock subject to outstanding warrants issued in our 2009 private placement and in connection with a convertible note financing in November 2010. We have registered the resale of all shares of common stock subject to the warrants. Accordingly, the shares of common stock underlying these warrants will be eligible for resale in the public market as soon as the warrants are exercised, subject only to S-3 prospectus delivery requirements.

As of November 5, 2015, we had $752,625 in subordinated convertible notes payable. Up to 977,398 shares of common stock could be issued for conversion of the notes plus all accrued interest thru the maturity date of September 4, 2017.

Index

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2015 through November 5, 2015, our common stock price fluctuated between a high of $3.19 and a low of $1.85. On July 30, 2012, our common stock was delisted from the NASDAQ market and began trading on the Over-the-Counter Marketplace due to our equity balances falling below the minimum threshold required for continued NASDAQ listing. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: November 12, 2015	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 12, 2015	/s/ David W. Dunlap
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