Form 10-K
period 2015-12-31
SOCKET MOBILE, INC.
filed 2016-03-24
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of June 30, 2015, the aggregate market value of the registrant’s Common Stock ($0.001 par value) held by non-affiliates of the registrant was $11,305,978 based on the closing sale price as reported on the Over the Counter Marketplace system.

Number of shares of Common Stock ($0.001 par value) outstanding as of March 18, 2016: 5,659,903 shares

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III are incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2016. Such Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements forecasting our future financial condition and results, our future operating activities, market acceptance of our products, expectations for general market growth of mobile computing devices, growth in demand for our data capture products, expansion of the markets that we serve, expansion of the distribution channels for our products, and the timing of the introduction and availability of new products, as well as other forecasts discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “may,” “will,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Factors that could cause actual results and outcomes to differ materially include, but are not limited to: weakness in the world economy generally and in the markets we serve in particular; the risk of delays in the availability of our products due to technological, market or financial factors including the availability of product components and necessary working capital; our ability to successfully develop, introduce and market future products; our ability to effectively manage and contain our operating costs; the availability of third-party hardware and software that our products are intended to work with; product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with; continued growth in demand for barcode scanners; market acceptance of emerging standards such as RFID/Near Field Communications and of our related data capture products; the ability of our strategic relationships to benefit our business as expected; our ability to enter into additional distribution relationships; or other factors described in this Form 10-K including “Item 1A. Risk Factors” and recent Form 8-K and Form 10-Q reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the financial statements and notes included elsewhere in this report, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

Item 1. Business

The Company

We are a leading producer of data capture products for the worldwide business mobility markets. Our products are incorporated into mobile applications used in mobile point of sale (mPOS), hospitality, asset management, commercial services, healthcare and other mobile business markets. Our primary products are cordless barcode scanners that connect over Bluetooth and work with applications running on smartphones, mobile computers and tablets using operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®/Windows Mobile™). We offer an easy-to-use software developer kit (SDK) to mobile application developers to enable the use of our products with their applications. Our products become an ingredient of the application solution and our products are marketed by the application developer or their resellers as part of that solution. Our registered developer program for data capture applications has grown from 700 developers at the beginning of 2015 to more than 1,400 developers at the beginning of 2016.

We offer barcode scanning products for both 1D (imager and laser) and 2D barcode scanning in standard and durable cases. Our 7 Series barcode scanners are lightweight and ergonomically designed for easy handling as a stand-alone cordless barcode scanner. Our 7 Series standard cases come in 5 vivid colors. Our 7 Series durable barcode scanners are designed for use in environments needing a more durable barcode scanner. In the first half of 2016 we are upgrading our durable barcode scanning line by introducing our D700 series durable barcode scanners in linear imaging, laser and 2D models. Using the same ergonomic form factor, the barcode scanners have an IP54 durability rating and improved durability features. Our 8 Series cordless barcode scanners in linear imaging and 2D models are designed to be attachable to smartphones for one-handed barcode scanning and can also be used in handheld mode. They attach to smartphones with an easily detachable clip. In the first half of 2016, we are introducing a case, “DuraCase”, designed to keep the smartphone and barcode scanner together and enabling both devices to be charged simultaneously.

Many smartphones and tablets now offer Near Field Communications (“NFC”), and RFID technology along with digital wallet applications for loyalty cards, identification cards, payment cards, coupons, event tickets and others which leverage the exchange of electronic “tokens”. These tokens can be exchanged through another NFC enabled device. We are incorporating an NFC reader/writer into the base of a retail accessory stand that today enables customers to scan barcoded documents. The NFC reader/writer may also be used as a stand-alone base. In addition, we are developing a handheld NFC reader/writer for the similar purposes. We will work with our registered developers during 2016 and beyond to encourage them to include Near Field Communications capabilities in their mobile applications.

Our Software Developer Kit (“SDK”) supports all of our barcode scanners with a single installation, making it easy for a developer to integrate our data collection capabilities while giving the customer the ability to select the products that work best for them. We also support using the built-in camera in a customer’s smartphone or tablet for lower volume data collection requirements. When a developer builds in our SDK, a customer can edit and direct the placement in their application of collected data while also receiving feedback that the collection of data was successfully completed.

Cordless barcode scanning represented 85 percent of our revenue in 2015, up from 79 percent in 2014. We also offer a handheld mobile computer first introduced in 2007 running Windows Embedded 6.5 operating system from Microsoft. Handheld computer and legacy product revenue represented 13 percent of our revenue in 2015 and 18 percent of our revenue in 2014. Handheld computer revenue has been in decline as developers move their applications to smartphones and tablets. We have announced that we will discontinue our handheld computer product line during 2016. Service revenue represented 2 percent of our revenue in 2015 and 3 percent in 2014.

We design our own products and test product components obtained from third party contract manufacturers. We perform final product assembly, test, package, and distribute our products at and from our Newark, California facility. We offer our products worldwide through two-tier distribution enabling customers to purchase from a large number of on-line resellers around the world including application developers who resell their own products along with our data collection products. We believe growth in mobile applications and the mobile workforce are resulting from technical advances in mobile technologies, cost reductions in mobile devices and the growing adoption by businesses of mobile applications, building a growing demand for our products. Our data capture products address the growing need for speed and accuracy by today’s mobile workers and by the systems supporting those workers, thereby enhancing their productivity and allowing them to exploit time sensitive opportunities and improve customer satisfaction.

Products

Cordless barcode scanners

We offer a family of cordless barcode scanning products that connect over Bluetooth with smartphones, tablets and mobile computers running operating systems from Apple (iOS), Google (Android), and Microsoft (Windows/Windows Mobile). Our cordless barcode scanners include two dimensional (2D) and linear (1D laser and 1D imager) barcode scanners in both colorful standard cases and durable cases. Our series 7 standard models in 5 vivid colors are lightweight and ergonomically designed for extended use as handheld barcode scanners. Our D700 series durable models being introduced in the first half of 2016 have an IP54 rating for use in wet, dusty or harsher environments. Our series 8 models are designed to be attached to a smartphone or similar handheld device with a clip to enable one-handed barcode scanning, but can be used as a stand-alone barcode scanner. We also offer a robust combination sleeve and charging station to attach as a single unit our Series 8 model barcode scanners to an iPod or similar device for one-handed barcode scanning in environments where the devices are intended to stay together. Extended warranty programs are available for all of our barcode scanning products.

NFC data capture products

Near Field Communications (NFC), an RFID radio technology, is being widely deployed in smartphones to enable the electronic transfer of loyalty cards, identification cards, payment cards, coupons, event tickets and electronic tokens on smartphones and similar devices, often in combination with Beacon technology that identifies for the smartphone the electronic information accepted by a merchant or vendor and helps present such information for identification, event entry, coupon application or payment. We are developing products that our registered developers can use within their applications to accept information either by barcode scan or by an electronic transfer of data over NFC/RFID. The NFC/RFID products are expected to commence shipping late in 2016.

Handheld Computers

We offer a family of SoMo® (“Socket® Mobile”) handheld computer products with antimicrobial cases running the Windows Embedded Handheld System 6.5 operating system. Handheld computer accessories include plug-in 1D and 2D barcode scanners, charging cradles, durable cases, and plug-in radio frequency identification (RFID) readers with NFC (near field communications). Our handheld computers are designed with wireless LAN (802.11 b/g/n) and Bluetooth connectivity for use with applications that do not require phones. Our newest family of handheld computers, the SoMo Model 655, commenced sales in June 2012, replacing the SoMo650 introduced in 2007. Due to the technical obsolescence of key components, we have announced end of life for this product family and are expected to exhaust supplies during 2016.

Service

Our products are warranted for one year and we offer SocketCare extended warranty programs for up to five years including repair or replacement due to accidental breakage. We will also repair or replace products that are beyond their warranty period.

Registered Developers and Developer Support Programs

Data Capture Software Developer Kit (SDK). We offer a data capture software developer kit to registered software application developers. Our data capture SDK enables developers to easily integrate Socket’s data capture software into their applications. The software and SDK are being enhanced to add NFC/RFID data capture to current barcode scanning capabilities and enable data capture with either technology with a single SDK. When integrated, the application owns the data capture barcode scanner or NFC/RFID reader and controls its behavior. The underlying software works with smartphones, tablets and mobile computers using operating systems from Apple (iOS), Google (Android), and Microsoft (Windows and Windows Mobile).

Registered developers and developer support. Registered developers consist of third party application providers and developers developing in-house solutions for businesses. We have more than 1,400 registered developers with a growing number of mobile applications deployed. The primary market segments being addressed by our registered developers are mobile point of sale (mPOS), hospitality, asset management, commercial services and healthcare along with applications addressing other mobile business markets. We support our registered developers with periodic software updates and assistance and solicit their feedback in considering future product improvements and direction.

General

Total employee headcount on December 31, 2015 was 50. We subcontract the manufacturing of all of our product components to independent third-party contract manufacturers located in the United States, Mexico, Taiwan and Singapore that have the equipment, know-how and capacity to manufacture products to our specifications. We assemble, test and distribute our products from our facilities in Newark, California. Our products are sold through a worldwide network of distributors and on-line resellers, application developers, and value added resellers.

We were founded in March 1992 as Socket Communications, Inc. and reincorporated in Delaware in 1995 prior to our initial public offering in June 1995. We have financed our operations since inception primarily from the sale of equity capital or convertible debt and a receivables-based revolving line of credit with our bank. We began doing business as Socket Mobile, Inc. in January 2007 to better reflect our market focus on the mobile business market and changed our legal name to Socket Mobile, Inc. in April 2008. Our common stock trades on the OTCQB Market under the symbol “SCKT”. Our principal executive offices are located at 39700 Eureka Drive, Newark, CA 94560, and our phone number is (510) 933-3000. Our Internet home page is located at http://www.socketmobile.com; however, the information on, or that can be accessed through, our home page is not part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports are available free of charge on or through our Internet home page as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Marketing Strategy and Dynamics

Capitalize on Strategic Relationships. We actively support software application developers to integrate our products into their applications through our registered developer program. We provide an easy to use software developer kit (SDK) and training and technical support to our registered developers. We support the marketing activities of our registered developers in promoting the applications that include our products. Once our barcode scanning products are integrated into a developer’s application, our products become part of the application solution and are part of the developer’s marketing program for that application. We stay current on operating system updates provided by Apple, Google and Microsoft to support new products running the latest versions of their operating systems on smartphones, tablets and mobile computers while providing backward compatibility. We spend extensive engineering time and resources to ensure that our cordless barcode scanning products are compatible with a wide variety of the most popular smartphones, tablets and mobile computers running a variety of operating systems. We adhere to standards of a number of standards setting bodies whose technologies are used in our products including Bluetooth (both handheld computers and cordless barcode scanners) and wireless LAN (handheld computers).

Markets. Our growth in 2015 and 2014 was driven by sales of barcode scanners integrated into retail mobile point of sale applications for use with Apple tablets. Many developers of mobile point of sale applications have been funded by venture capital organizations enabling their rapid development and growth. Other mobile markets being addressed by registered developers include hospitality, asset management, commercial services, and healthcare. We expect all of these markets to increase the availability and use of mobile applications and the demand for mobile barcode scanners.

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

Price our products competitively and available worldwide. We have designed our products to be priced competitively although we are subject to changes in component pricing by our suppliers. We update our products from time to time and work with our vendors to achieve reductions in component pricing. We distribute our products through a worldwide distribution network that places products into geographic regions to shorten purchasing times and provides a credit shield to us. Our largest distributors are Ingram Micro®, ScanSource® and BlueStar, and they support a worldwide network of on-line resellers including Amazon®.com, CDW® and Barcodes, Inc.

Build a Strong Brand Name. We believe that our products make a difference in the daily work life of mobile workers and the people they serve. We are building a brand image focused on business mobility. This image closely associates us with business mobility solutions and to reflect this image, we began doing business as Socket Mobile, Inc. in January 2007 and changed our legal name to Socket Mobile, Inc. in April 2008. We stress with customers the design of our products for the markets they address, emphasizing quality and standards-based connectivity. Mobility requires products that are compact and designed to be handled while mobile, with low power consumption to extend time between charges, and easy to use. We strive to offer high performance products in a wide range of competitive prices. Through our developer support program, we work closely with application developers who are developing productivity enhancing applications for the mobile workforce. Our overall company brand identity and positioning goal is to be a leading provider of easy-to-deploy business mobility data capture systems to the business mobility market.

Competition and Competitive Risks

The overall market for mobile handheld computing solutions is both complex and competitive. Our barcode scanning hardware products compete with similar hardware products in all of our markets in the United States, Europe and Asia and we differentiate our products with our software developer kit and our underlying data capture software designed to work with smartphones, tablets and other mobile computers running the Apple, Android and Windows operating systems. Our longtime focus on creating innovative mobile solutions for the mobile workforce has resulted in good brand name recognition and reputation. We believe that our brand name identifies our products as durable, dependable, small form factor, low power and easy to use, all features designed for a mobile worker while mobile, and the breadth of our product offerings, including the extensive features of our software and software developer kit will continue to differentiate us relative to our competitors.

Cordless Barcode Scanning. We offer a full range of handheld cordless barcode scanners connecting to smartphones, tablets and other computing devices over Bluetooth. Our Software Developer Kit (SDK) enables registered third party application developers to integrate the features of our Data Capture software into their applications and helps differentiate our products. We face competition from products similar to our cordless hand scanners from Koamtec, Code Corporation, and Opticon (Japan). Barcodes may also be scanned using the built-in camera in smartphones or tablets with applications like Scandit or Manatee Works. However, scanning using the built-in camera is typically slower and more awkward especially as the pixel count gets larger. Users may choose a barcode scanner that connects directly to an Apple tablet, iPhone or computer such as offered by Infinite Peripherals and Honeywell. Users also may choose more rugged barcode scanners as an alternative, some of which are integrated into computing devices from manufacturers such as Datalogic, Honeywell®, and Zebra Technologies. Many of these devices are not Apple certified. Many connect to Apple devices over Bluetooth in keyboard emulation mode, and do not offer extensive tools for software developers such as our software developer kit (SDK) to integrate features of our sophisticated data collection scanning software into data capture applications.

Near Field Communications (NFC) and Radio Frequency Identification (RFID). We are developing the use of NFC/RFID technology with NFC/RFID reader/writers to enable the transfer of electronic tokens to and from smartphones, tablets and mobile applications that are supported by our software developer kit. Use of electronic tokens includes loyalty cards, identification cards, payment cards, coupons, and event tickets. Distribution of electronic tokens by organizations to customers is becoming more widespread, and organizations need the ability to accept these tokens electronically from their customers. For retail organizations, we are adding NFC reader/writer technology to the base of our presentation stand which will support data collection either by scanning a barcode including one displayed on an electronic screen or by electronically accepting the transfer of an NFC token. We are also developing a stand-alone RFID handheld reader/writer that communicates over Bluetooth. NFC today is primarily being used to facilitate payment transactions through organizations such as Square, Clover, Revel Systems, Poynt, Verifone and Ingenico using Apple Pay, Android Pay and Samsung Pay. Other developers are able to facilitate payments within their mobile applications using software tools supplied by Apple, Google, PayPal and Visa. If a registered developer adds the use of our NFC/RFID products to their application, their customers will be able to broaden their use of NFC/RFID beyond payments to issue and accept loyalty cards, identification cards, coupons and event tickets.

Proprietary Technology and Intellectual Property

We have been granted 33 U.S. patents and 10 design patents and have other patent applications under review. We have registered trademarks with the U.S. Patent and Trademark Office for the mark “Socket”, our logo, the terms “Go-WiFi” and “Battery Friendly” and have trademark applications pending for the marks “DuraScan” and “SocketScan”.

We have developed a number of technological building blocks that enhance our ability to design new hardware and software products, to offer products which run on multiple software and hardware platforms, and to manufacture and package products efficiently.

We own and control the design of our barcode scanners, enabling us to modify its features or software to meet specific customer requirements.

Building on our expertise in embedded radio-dependent firmware, within our Bluetooth cordless products are software and firmware that include a wide variety of functions to enable efficient radio control and overall systems functionality. For cordless barcode scanning this includes our patented Error Proof Protocol, which is designed to ensure that scanned data is correctly received by the mobile computing device and allows for real-time validation of data and error notification to the user. We have developed data capture software that allows our products to communicate with applications on smartphones and tablets running operating systems from Apple (iOS), Google (Android), and Microsoft (Windows and Windows Mobile).

We have developed a number of software programs that provide unique functions and features for our data collection products. For example, our data collection software enables all of our barcode scanning products to scan a variety of barcodes and to route the data to many different types of data files on a number of operating systems used in mobile devices. Our Bluetooth software used in conjunction with our Bluetooth hardware provides a completely functional Bluetooth solution enabling connections and data transfers between Bluetooth-enabled devices.

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

Personnel

Our future success will depend in significant part upon the continued service of certain of our key technical and senior management personnel, and our continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Our total employee headcount as of December 31, 2015 was 50. Our employees are not represented by a union, and we consider our employee relationships to be good. As of December 31, 2015, we had 15 persons in sales, marketing and customer service, 9 persons in development engineering, 8 persons in finance and administration, and 18 persons in operations.

Item 1A. Risk Factors

We have a history of operating losses and may not maintain ongoing profitability.

Except for fiscal years 2015, 2014 and 2004, we incurred significant operating losses in each financial period since our inception. To maintain ongoing profitability, we must accomplish numerous objectives, including continued growth in our business, ongoing support to registered developers whose applications support the use of our data collection products, and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to maintain ongoing profitability. If we cannot maintain ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

We may require additional capital in the future, but that capital may not be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to inventors’ stock holdings.

We may need to raise capital to fund our growth or operating losses in future periods. Our forecasts are highly dependent on factors beyond our control, including market acceptance of our products and delays in deployments by businesses of applications that use our data capture products. Even if we maintain profitable operating levels, we may need to raise capital to provide sufficient working capital to fund our growth. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all.

If application developers are not successful in their efforts to develop, market and sell their applications into which our software and products are incorporated, we may not achieve our sales projections.

We are dependent upon application developers to integrate our scanning and software products into their applications designed for mobile workers using smartphones, tablets and mobile computers, and to successfully market and sell those application products and solutions into the marketplace. We focus on serving the needs of application developers as sales of our data capture products are application driven. However, these developers may take considerable time to complete development of their applications, may experience delays in their development timelines, may develop competing applications, may be unsuccessful in marketing and selling their application products and solutions to customers, or may experience delays in customer deployments and implementations, which would adversely affect our ability to achieve our revenue projections.

Global economic conditions may have a negative impact on our business and financial condition in ways that we currently cannot predict, and may further limit our ability to raise additional funds.

Global economic conditions may have an impact on our business and our financial condition. We may face significant challenges if global economic growth slows down and conditions in the financial markets worsen. In particular, should these conditions cause our revenues to be materially less than forecast, we may find it necessary to initiate reductions in our expenses and defer product development programs. In addition, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions.

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

Our credit agreements with our bank requires us to maintain cash and qualified receivables that are at least 1.75 times amounts borrowed and outstanding under the credit agreements. The agreements contain customary representations, warranties, covenants and events of default that limit our ability to incur additional liens or indebtedness, make distributions to our stockholders and make investments. The events of default entitle our bank to accelerate our obligations and require repayment of our outstanding indebtedness thereunder. These events of default include a breach of our payment obligations or covenants, a material impairment in our financial condition or ability to repay any indebtedness to our bank and the commencement of dissolution or insolvency proceedings. The agreement may be terminated by us or by our bank at any time. Upon such termination, our bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at our bank’s discretion and our bank is not obligated to make advances. Our bank has been granted a first priority security interest in all of our assets, including our intellectual property.

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

Several of our component parts are produced by one or a limited number of suppliers. Shortages or delays could occur in these essential components due to an interruption of supply or increased demand in the industry. Suppliers may choose to restrict credit terms or require advance payment causing delays in the procurement of essential materials. If we are unable to procure certain component parts, we could be required to reduce our operations while we seek alternative sources for these components, which could have a material adverse effect on our financial results. To the extent that we acquire extra inventory stocks to protect against possible shortages, we would be exposed to additional risks associated with holding inventory, such as obsolescence, excess quantities, or loss.

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

A significant portion of our revenue comes from a limited number of distributors. In fiscal years 2015 and 2014, Ingram Micro Inc., ScanSource, Inc., and BlueStar, Inc. together represented approximately 69% and 67%, respectively, of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with any of our significant distributors, we would experience disruption and delays in marketing our products.

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

The market in which we operate is very competitive. Our future financial performance is contingent on a number of unpredictable factors, including that:

•	some of our competitors have greater financial, marketing, and technical resources than we do;
•	we periodically face intense price competition, particularly when our competitors have excess inventories and discount their prices to clear their inventories; and
•	certain manufacturers of tablets and mobile phones offer products with built-in functions, such as Bluetooth wireless technology or barcode scanning, that compete with our products.

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

We rely primarily on distributors and resellers to sell our products, and our sales would suffer if any of these third-parties stops selling our products effectively.

Because we sell our products primarily through distributors and resellers, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build-up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity.

Our agreements with distributors and resellers are generally nonexclusive and may be terminated on short notice by them without cause. Our distributors and resellers are not within our control, are not obligated to purchase products from us, and may offer competitive lines of products simultaneously. Sales growth is contingent in part on our ability to enter into additional distribution relationships and expand our sales channels. We cannot predict whether we will be successful in establishing new distribution relationships, expanding our sales channels or maintaining our existing relationships. A failure to enter into new distribution relationships or to expand our sales channels could adversely impact our ability to grow our sales.

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

We depend on strategic alliances and business relationships with leading participants in various segments of the mobile applications market to help us develop and market our products. Our strategic partners may revoke their commitment to our products or services at any time in the future or may develop their own competitive products or services. Accordingly, our strategic relationships may not result in sustained business alliances, successful product or service offerings, or the generation of significant revenues. Failure of one or more of such alliances could result in delay or termination of product development projects, failure to win new customers, or loss of confidence by current or potential customers.

We have devoted significant research and development resources to design products to work with a number of operating systems used in mobile devices including Apple (iOS), Google (Android), and Microsoft (Windows/Windows Mobile). Such design activities have diverted financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Apple, Google or Microsoft is obligated to collaborate or to support the products produced from such collaboration. Consequently, these organizations may terminate their collaborations with us for a variety of reasons, including our failure to meet agreed-upon standards or for reasons beyond our control, such as changing market conditions, increased competition, discontinued product lines, and product obsolescence.

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

Export sales (sales to customers outside the United States) accounted for approximately 22% and 25% of our revenue in fiscal years 2015 and 2014, respectively. Accordingly, our operating results are subject to the risks inherent in export sales, including:

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

As of March 18, 2016, we had 5,659,903 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of March 18, 2016, we had 2,170,439 shares of common stock subject to outstanding options under our stock option plans, and 159,034 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of March 18, 2016, we had 169,335 shares of common stock subject to outstanding warrants issued in our 2009 private placement and in connection with a convertible note financing in November 2010. We have registered the resale of all shares of common stock subject to the warrants. Accordingly, the shares of common stock underlying these warrants will be eligible for resale in the public market as soon as the warrants are exercised, subject only to S-3 prospectus delivery requirements.

As of March 18, 2016, we had $752,625 in subordinated convertible notes payable. Up to 417,218 shares of common stock could be issued for conversion of the notes plus all accrued interest thru December 31, 2015.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2015 through March 18, 2016, our common stock price fluctuated between a high of $3.25 and a low of $1.82. On July 30, 2012, our common stock was delisted from the NASDAQ market and began trading on the Over-the-Counter Marketplace due to our equity balances falling below the minimum threshold required for continued NASDAQ listing. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

The quarterly high and low sales prices of our common stock, as reported on the OTCQB Marketplace through March 18, 2016 and for the last two fiscal years are as shown below:

	Common Stock
Quarter Ended	High	Low
2014
March 31, 2014	$1.14	$0.70
June 30, 2014	$1.91	$0.85
September 30, 2014	$2.74	$1.40
December 31, 2014	$2.75	$1.95
2015
March 31, 2015	$3.19	$1.95
June 30, 2015	$2.35	$1.85
September 30, 2015	$2.49	$2.09
December 31, 2015	$2.49	$2.25
2016
March 31, 2016 (through March 18, 2016)	$3.25	$1.82

On March 18, 2016, the closing sales price for our common stock as reported on the OTCQB Marketplace was $3.20. We had approximately 3,100 beneficial stockholders of record as of March 18, 2016. We have not paid dividends on our common stock, and we currently intend to retain future earnings for use in our business and do not anticipate paying dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Performance Graph

The performance graph shown below shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of Socket Mobile, Inc. under the Securities Act of 1933, as amended, or the Exchange Act. The performance graph below shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from December 31, 2010 through December 31, 2015 comparing the return on the Company's common stock with the Russell 2000 Index and the NASDAQ Computer & Data Processing Index. No dividends have been declared or paid on the common stock during such period. Historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
Socket Mobile, Inc.
Russell 2000
NASDAQ Computer & Data Processing

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2016 Russell Investment Group. All rights reserved.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and the notes thereto in Item 8, “Financial Statements and Supplementary Data.”

	Years Ended December 31,
(Amounts in thousands except per share)	2011 (a)	2012	2013	2014	2015
Income Statement Data:
Revenues	$17,511	$13,565	$15,661	$17,021	$18,400
Gross profit	$7,250	$5,047	$6,303	$7,413	$8,935
Operating expenses	$8,524	$8,056	$6,426	$6,482	$6,806
Net income (loss)	$(2,422)	$(3,298)	$(620)	$432	$1,817
Net income (loss) per share: Basic	$(0.56)	$(0.68)	$(0.13)	$0.09	$0.33
Diluted	$(0.56)	$(0.68)	$(0.13)	$0.08	$0.30
Weighted average shares outstanding:
Basic	4,360	4,854	4,865	5,006	5,555
Diluted	4,360	4,854	4,865	5,251	5,975

	At December 31,
	2011	2012	2013	2014	2015
Balance Sheet Data:
Cash and cash equivalents	$957	$391	$606	$633	$938
Total assets	$10,397	$7,921	$8,102	$8,370	$9,688

Bank line of credit	$1,110	$811	$764	$816	$—
Related party convertible notes payable	$—	$750	$778	$753	$753
Short term notes payable	$—	$95	$650	$600	$500
Capital leases and deferred rent - long term portion	$184	$227	$265	$276	$305

Total stockholders’ equity	$3,126	$469	$133	$1,029	$3,343

(a)	In the year ended December 31, 2011, the net loss includes non-cash charges to interest expense of approximately $1,050,000 related to the Company’s senior convertible note issued in November 2010. The note was subsequently called by the Company in August 2011, and the note holder completed full conversion of the note to common stock by September 2011.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

For 2015, we generated $18.4 million in revenue, an increase of 8% compared to revenue of $17.0 million for 2014. Net income for 2015 was $1.8 million compared to net income of $0.4 million in 2014. Except for fiscal years 2015, 2014 and 2004, we incurred significant operating losses in each financial period since our inception. As of December 31, 2015, we have an accumulated deficit of $58.9 million. At December 31, 2015, our cash balance was $0.9 million and we had a borrowing capacity of approximately $1.6 million on our bank lines of credit. Our balance sheet at December 31, 2015 had a current ratio (current assets divided by current liabilities) of 0.86 to 1.0, and a working capital deficit of $0.7 million (current assets less current liabilities). Historically we have financed our operations through convertible debt, the sale of equity securities, equipment financing, and revolving bank lines of credit.

We have taken actions to control our expenses, improve our efficiencies and maintain profitability. We have the ability to further reduce expenses if necessary. Steps taken included limited growth of headcount to manage payroll costs, the introduction of new products, and continued close support of our distributors and registered developers whose applications support the use of our data capture products. We believe we will be able to further improve our liquidity and secure additional sources of financing by managing our working capital balances, use of our bank lines of credit, and raising additional capital as needed including the issuance of additional equity securities. However, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our bank lines of credit may be terminated at our or the bank’s discretion. If we cannot maintain profitability, we will not be able to support our operations from positive cash flows, and would use our existing cash to support operating losses. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of the current operations.

To maintain revenue growth and profitability, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increased expenses, including an increase of costs relating to new employees to support our growth and increases in salaries, benefits, and related support costs for employees.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our financial statements for the years ended December 31, 2015 and 2014. The application of these policies requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on a combination of historical experience and reasonable judgment applied to other facts. Actual results may differ from these estimates, and such differences may be material to the financial statements. In addition, the use of different assumptions or judgments may result in different estimates. We believe our critical accounting policies that are subject to these estimates are: Revenue Recognition and Accounts Receivable Reserves, Inventory Valuation, Stock Based-Compensation, and Valuation of Goodwill and Other Intangible Assets.

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

We estimate the fair value of our reporting unit utilizing up to three valuation methods: market capitalization, income approach and market approach. Revenue and expense forecasts used in the evaluation of goodwill are based on trends of historical performance and our estimate of future performance. We determined that the fair value of the Company's reporting unit at September 30, 2015, the date of the Company’s annual impairment test, exceeded its carrying value and as a result, goodwill is considered not impaired. Furthermore, we determined there were no indicators of impairment in the subsequent fourth quarter 2015.

Revenues

Revenue for 2015 totaled $18.4 million, an increase of 8% compared to revenue of $17.0 million for 2014. Our revenues have been classified into two primary product families, data collection business and mobile handheld computer and related business for the years ended December 31, 2015 and 2014. Our product revenues including accessories and service are presented in the following table:

(revenues in thousands)	Years ended December 31,				%
	2015		2014		Increase (Decrease)
Product family:	$’s	%’s	$’s	%’s	2015 vs. 2014
Cordless barcode scanners and accessories	$15,635	85%	$13,442	79%	16%

Mobile handheld computer and legacy products	2,327	13%	3,034	18%	(23%)

Services	438	2%	545	3%	(20%)

Total	$18,400	100%	$17,021	100%	8%

Our cordless barcode scanners and accessories revenues in 2015 were $15.6 million, an increase of $2.2 million or 16%, over 2014. Revenue increases totaling $1.2 million were from increased sales volumes of our Apple certified Series-7 entry level 1D cordless handheld scanner 7Ci and 7Di models. Revenue increases of $0.6 million were from increased sales volumes of our Series-8 cordless scanner 8Ci and 8Qi models optimized for use with and attachable to smartphones. Revenue increases of $0.5 million were due to increased sales volumes of our Apple certified Series-7 imager based 2D cordless handheld scanner 7Xi and 7Qi models. Revenue reduction of $0.4 million was from decreased sale volume of our Apple certified Series-7 high performance 1D cordless handheld barcode scanner 7Mi and 7Pi models. Revenue of scanning accessories increased $0.3 million year-over-year.

Our mobile handheld computer business continued to decline as expected. Revenue of mobile handheld computer and legacy products represented 13% of our overall revenue in 2015 compared to 18% in 2014. Revenue in 2015 was $2.3 million, a decline of $0.7 million or 23%, over a year ago. Sales of our mobile handheld computer have been declining due to the increased popularity of alternative tablet and smartphone devices. While the handheld computer is no longer a significant part of our going forward revenue expectations, we continue working with our customers to ensure that we can deliver sufficient quantities to meet their demand. In early July 2015, one of our OEM customers placed a $1.6 million last time buy order which was partially delivered during the fourth quarter of 2015, and the remaining amount is expected to deliver in the first half of 2016.

Service revenues were $0.4 million or 2% of our revenues in 2015 and $0.5 million or 3% in 2014. Declines in service revenues in 2015 reflect the declines in unit sales of our mobile handheld computers in 2015 compared to 2014.

Gross Margins

Annual gross margins on revenue increased to 48.6% in 2015 from 43.6% in 2014. Improvements in overall margins in 2015 reflect a number of positive trends which we believe are sustainable. We continue to benefit from component cost reductions received from our suppliers due to our higher volumes of cordless barcode scanner sales, and we continue to reduce our overhead by improving the management of our inventories and reducing creation of waste costs including managing excess or obsolete inventories. Margin improvements were also due to a change in mix of products sold favoring a greater proportion of sales of our cordless barcode scanner models which, as a whole, are above average product margins and a lower proportion of sales of our mobile handheld computers which are below average product margins.

Research and Development Expense

In 2015, research and development expense of $2.3 million was flat compared to 2014. We expect R&D expenses to increase in 2016 due to salary increases and planned additions to engineering resource to assist in managing and completing new product development.

Sales and Marketing Expense

Sales and marketing expense in 2015 was $2.5 million, an increase of 13.6% compared to sales and marketing expense in 2014 of $2.2 million. Increases in sales and marketing expense were due primarily to higher personnel costs reflecting additions to headcount. Additional increases were from professional consulting services for a major upgrade of our website at socketmobile.com, including international localized versions in Japanese, German and French. Partially offsetting these increases was a decrease in advertising and promotion expense compared to the same period one year ago. Sales and marketing expense is expected to increase in 2016 to reflect a planned hire of sales and marketing personnel and increased social media outreach.

General and Administrative Expense

General and administrative expense slightly increased to $1.99 million in 2015 from $1.95 million in 2014. Increases in general and administrative expenses were primarily due to a one-time Executive involuntary termination charge in the first quarter of 2015. Partially offsetting the increase was declines in consulting and professional fees. General and administrative expense is expected to increase moderately in 2016.

Interest Expense and Other, net of Interest Income and Other

Interest expense and other, net of interest income and other, was $279,000 in 2015 compared to $405,000 in 2014. Interest expense in both 2015 and 2014 was related primarily to interest on our short term notes payable, interest on our convertible notes payable issued in 2012 and reissued in September of 2013, (see “NOTE 2 — Related Party Convertible Notes Payable” and “NOTE 3 — Related Party and Other Short Term Notes Payable” for more information), and interest on amounts drawn on our bank lines of credit. Additionally, interest expense includes interest on equipment lease financing obligations in each of the two years presented. Lower interest expense in 2015 reflects a lower interest rate in effect on the reissued two-year subordinated notes which replaced the previous notes matured on June 1, 2014, and the combination of lower outstanding balances and lower interest rates on our bank lines of credit.

Interest income and other, reflects interest earned on cash balances. Interest income in 2015 and 2014, was nominal, reflecting low average cash balances combined with low average rates of return. Other income and expense includes foreign currency transaction gains and losses, which were nominal in each of the periods presented.

Income Taxes

Deferred tax expense of $32,000 in the year ended December 31, 2015 and 2014, and the corresponding deferred tax liability shown on our balance sheet, is related entirely to the deferred tax liability on the portion of our goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. We maintain a full valuation allowance for all other components of deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized. We have not generated taxable income in any periods in any jurisdiction, foreign or domestic.

Quarterly Results of Operations

The following table sets forth summary quarterly statements of operations data for each of the quarters in 2014 and 2015. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in our opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended (unaudited)
(amounts in thousands, except per share amounts)	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015
Summary Quarterly Data:
Revenue	$3,795	$4,391	$4,922	$3,913	$4,006	$4,485	$4,518	$5,391
Cost of revenue	2,172	2,490	2,778	2,168	2,198	2,370	2,280	2,617
Gross profit	1,623	1,901	2,144	1,745	1,808	2,115	2,238	2,774
Operating expenses:
Research and development	554	586	612	581	575	550	576	621
Sales and marketing	476	527	545	650	618	609	610	660
General and administrative	521	512	467	451	604	467	451	466
Total operating expenses	1,551	1,625	1,624	1,682	1,797	1,626	1,637	1,747
Interest expense and other, net	(136)	(175)	(81)	(75)	(75)	(80)	(63)	(61)
Deferred tax expense	(8)	(8)	(8)	(8)	(8)	(8)	(8)	(8)
Net income (loss)	$(72)	$93	$431	$(20)	$(72)	$401	$530	$958
Basic net income (loss) per share	$(0.01)	$0.02	$0.09	$(0.00)	$(0.01)	$0.07	$0.10	$0.17
Fully diluted net income (loss) per share	$(0.01)	$0.02	$0.08	$(0.00)	$(0.01)	$0.07	$0.09	$0.16

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

Cash Flows and Contractual Obligations

As reflected in our Statements of Cash Flows, net cash provided by operating activities in 2015 was $1.35 million, compared to $52,000 in 2014. We calculate net cash provided by or used in operating activities by increasing our net income, $1.8 million in 2015 and $0.4 million in 2014, by those expenses that did not require the use of cash. These items consist of stock based compensation expense, depreciation, amortization of intangible assets, deferred tax expense, and in 2014 the loss on extinguishment of debt in the second quarter. These amounts totaled $0.4 million and $0.6 million in 2015 and 2014, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In 2015, net cash used by changes in operating assets and liabilities was $904,000 and were primarily from decreases in accounts payable due to increased payments to suppliers and vendors, increases in accounts receivable due to the higher level shipments in the fourth quarter 2015 compared to the same period a year ago, and increases in the inventory levels. The uses of cash were partially offset by a $640,000 deposit collected from an OEM customer who placed a $1.6 million last time buy order for our mobile handheld computer. In 2014, net cash used by changes in operating assets and liabilities was $937,000 and were primarily from decreases in accounts payable due to increased payments to suppliers and vendors, and increases in accounts receivable due to the higher level shipments to distributors in the fourth quarter 2014 compared to the same period a year ago. These uses of cash in 2014 were partially offset by reductions in inventory levels.

Cash used in investing activities was $391,000 in 2015 and $166,000 in 2014. Investing activities in 2015 are related primarily to investment in a new accounting and operations management ERP software system and in tooling for new products that will commence shipping in 2016. The expenditures in 2014 are related primarily to product tooling and purchases of computer equipment.

In 2015, $656,000 was used in financing activities consisting of reduction of our bank credit line balance by $816,000 and repayment of $100,000 on subordinated notes payable, partially offset by proceeds from the exercise of warrants and stock options in the amount of $287,000. In 2014, $185,000 was provided by financing activities including proceeds from the exercise of stock options and warrants and net advance on our bank lines of credit, partially offset by repayments on short term notes payable. The proceeds from and repayments of borrowings in 2014 as shown on our Statement of Cash Flows excludes $752,000 related to the amounts outstanding under the credit line with our former bank which was transferred to our new bank on March 7, 2014 (see “NOTE 4 — Bank Financing Arrangements” for more information).

Our contractual obligations at December 31, 2015 are outlined in the table shown below:

	Payments Due by Period
Contractual Obligations	Total	1 year	2 to 3 years	4 to 5 years	More than 5 years
Unconditional purchase obligations with contract manufacturers	$2,613,000	$2,613,000	$—	$—	$—
Operating leases	2,967,000	409,000	1,328,000	976,000	254,000
Short term note payable	500,000	500,000	—	—	—
Capital leases	46,000	24,000	22,000	—	—
Total contractual obligations	$6,126,000	$3,546,000	$1,350,000	$976,000	$254,000

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Recent Accounting Pronouncements

See Note 1 of "Notes to Financial Statements" of this Annual Report for additional information regarding the status of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to invested cash and our bank credit line facilities. Our cash is held in demand deposit accounts in banks and interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash balance. Based on a sensitivity analysis of our cash investments during the quarter ended December 31, 2015, a decline of 1% in interest rates would not have had a material effect on our interest income. Our bank credit line facilities of up to $2.5 million have variable interest rates based on the lender's prime rate (minimum of 3.25%) plus 1.5%, for both the domestic line (up to $1.5 million) and the international line (up to $1.0 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. Based on a sensitivity analysis during the quarter ended December 31, 2015, an increase of 1% in the interest rate would have increased our quarterly borrowing costs by approximately $1,500.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended December 31, 2015, an adverse change of 10% in exchange rates would have resulted in an increase in our net loss for the fourth quarter 2015 of approximately $24,000 if left unprotected. For the fourth quarter of 2015, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $4,000. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

Item 8. Financial Statements and Supplementary Data

The supplementary information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Socket Mobile, Inc.

We have audited the accompanying balance sheets of Socket Mobile, Inc. as of December 31, 2015 and 2014, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Socket Mobile, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 23, 2016

SOCKET MOBILE, INC.
BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$938,155	$632,631
Accounts receivable, net	2,358,883	1,896,701
Inventories	1,326,090	957,327
Prepaid expenses and other current assets	87,556	125,707
Total current assets	4,710,684	3,612,366

Property and equipment:
Machinery and office equipment	2,124,297	2,025,397
Computer equipment	1,049,234	984,099
	3,173,531	3,009,496
Accumulated depreciation	(2,698,828)	(2,764,964)
Property and equipment, net	474,703	244,532

Intangible assets, net	—	—
Goodwill	4,427,000	4,427,000
Other assets	75,918	85,918
Total assets	$9,688,305	$8,369,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,214,467	$3,007,048
Accrued payroll and related expenses	602,888	528,155
Bank line of credit	—	815,981
Net deferred revenue on shipments to distributors	1,004,260	978,555
Customer deposit	640,440	—
Related party and other short term notes payable	500,000	600,000
Related party convertible notes payable-current portion	380,696	380,696
Short term portion of deferred service revenue	85,578	131,344
Short term portion of capital leases and deferred rent	24,440	25,102
Total current liabilities	5,452,769	6,466,881

Related party convertible notes payable	371,929	371,929
Long term portion of deferred service revenue	39,800	83,301
Long term portion of capital leases and deferred rent	305,016	275,589
Deferred income taxes	175,214	143,274
Total liabilities	6,344,728	7,340,974

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 5,620,455 shares at December 31, 2015 and 5,403,851 shares at December 31, 2014	5,620	5,404
Additional paid-in capital	62,210,842	61,713,995
Accumulated deficit	(58,872,885)	(60,690,557)
Total stockholders’ equity	3,343,577	1,028,842
Total liabilities and stockholders’ equity	$9,688,305	$8,369,816

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF INCOME

	Years Ended December 31,
	2015	2014

Revenues	$18,400,182	$17,020,754

Cost of revenues	9,465,443	9,607,829

Gross profit	8,934,739	7,412,925

Operating expenses:
Research and development	2,323,005	2,332,918
Sales and marketing	2,497,093	2,199,009
General and administrative	1,985,804	1,950,191
Total operating expenses	6,805,902	6,482,118

Operating income	2,128,837	930,807

Interest expense and other, net	(279,225)	(405,250)
Loss on extinguishment of debt	—	(61,500)

Net income before income taxes	1,849,612	464,057
Income tax expense	(31,940)	(31,940)
Net income	$1,817,672	$432,117

Net income per share:
Basic	$0.33	$0.09
Diluted	$0.30	$0.08

Weighted average shares outstanding:
Basic	5,554,541	5,005,579
Diluted	5,975,052	5,250,914

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2013	4,867,063	$4,867	$61,251,183	$(61,122,674)	$133,376
Issuance of common stock	10,000	10	12,490	—	12,500
Exercise of warrants	457,813	458	137,042	—	137,500
Exercise of stock options	68,975	69	47,102	—	47,171
Stock-based compensation	—	—	204,678	—	204,678
Loss on extinguishment of debt	—	—	61,500	—	61,500
Net income	—	—	—	432,117	432,117
Balance at December 31, 2014	5,403,851	5,404	61,713,995	(60,690,557)	1,028,842
Exercise of warrants	125,271	125	131,125	—	131,250
Exercise of stock options	91,333	91	155,858	—	155,949
Stock-based compensation	—	—	209,864	—	209,864
Net income	—	—	—	1,817,672	1,817,672
Balance at December 31, 2015	5,620,455	$5,620	$62,210,842	$(58,872,885)	$3,343,577

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
Operating activities
Net income	$1,817,672	$432,117
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	209,864	217,178
Depreciation	197,686	216,577
Amortization of intangible assets	—	30,000
Deferred income tax expense	31,940	31,940
Loss on extinguishment of debt	—	61,500
Changes in operating assets and liabilities:
Accounts receivable	(462,182)	(469,111)
Inventories	(368,763)	147,761
Prepaid expenses and other current assets	38,151	(460)
Other assets	10,000	—
Accounts payable and accrued expenses	(792,581)	(517,100)
Accrued payroll and related expenses	74,733	(52,510)
Customer deposit	640,440	—
Net deferred revenue on shipments to distributors	25,705	(27,502)
Deferred service revenue	(89,267)	(52,878)
Change in deferred rent	19,578	34,702
Net cash provided by operating activities	1,352,976	52,214
Investing activities
Purchase of equipment and tooling	(391,375)	(166,172)
Net cash used in investing activities	(391,375)	(166,172)
Financing activities
Payments on capital leases	(27,295)	(21,831)
Proceeds from borrowings under bank line of credit agreement	138,453	988,764
Repayments of borrowings under bank line of credit agreement	(954,434)	(936,270)
Stock options exercised	155,949	47,171
Warrants exercised	131,250	137,500
Repayment of short term notes payable	(100,000)	(50,000)
Redemption of related party convertible notes payable	—	(25,000)
Net cash (used in) provided by financing activities	(656,077)	140,334
Net increase in cash and cash equivalents	305,524	26,376
Cash and cash equivalents at beginning of year	632,631	606,255
Cash and cash equivalents at end of year	$938,155	$632,631

Supplemental cash flow information
Cash paid for interest	$143,067	$280,762

Supplemental disclosure of non-cash investing activities
Computer equipment purchased under capital lease	$36,482	—

See accompanying notes.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — Organization and Summary of Significant Accounting Policies

Organization and Business

Socket Mobile, Inc. (the “Company”) is a leading innovator of data capture and delivery solutions for enhanced productivity in retail point of sale, field service, healthcare, and other mobile markets. The Company produces a family of data collection products that connect over Bluetooth with smartphones, tablets and mobile computers running on operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®/Windows Mobile™). The Company focuses on serving the needs of software application developers as the barcode scanner sales are primarily driven by the deployment of barcode enabled mobile applications.

The Company also offers a handheld mobile computer running Windows Embedded 6.5 operating system from Microsoft. Handheld computer revenue has been in decline for several years reflecting the movement of developers away from Windows Embedded devices to smartphones and tablets. Sales of handheld mobile computer are expected to be discontinued in 2016.

The Company designs its own products and subcontracts the manufacturing of product components to independent third-party contract manufacturers who are located in the U.S., Mexico, China and Taiwan and who have the equipment, know-how and capacity to manufacture products to the Company’s specifications. Final products are assembled, tested, packaged, and distributed at and from its Newark, California facility. The Company offers its products worldwide through two-tier distribution enabling customers to purchase from a large number of on-line resellers around the world including some application developers. The geographic regions served by the Company include the Americas, Europe, the Middle East, Africa and Asia Pacific.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. As of December 31, 2015 and 2014, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

The Company records its forward foreign currency contracts at fair value. At December 31, 2015, the Company had no open forward foreign currency contract. At December 31, 2014, contracts with a notional amount of $302,500 to hedge Euros had a fair value of an immaterial amount based on quotations from financial institutions, and had maturity dates in January 2015.

Foreign Currency

The functional currency for the Company is the U.S. dollar. However, the Company requires European distributors to purchase products in Euros and pays the expenses of European employees in Euros and British pounds. The Company hedges a significant portion of the European receivables balance denominated in Euros to reduce the foreign currency risk associates with these assets. In 2015, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $13,000 compared to a net loss of $14,000 in 2014.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Accounts Receivable Allowances

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers. Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible. The following describes activity in the allowance for doubtful accounts for the years ended December 31, 2015 and 2014:

Year	Balance at Beginning of Year	Charged to Costs and Expenses	Amounts Written Off	Balance at End of Year
2015	$89,058	$—	$—	$89,058
2014	$89,058	$—	$—	$89,058

Inventories

Inventories consist principally of raw materials and sub-assemblies stated at the lower of standard cost, which approximates actual costs (first-in, first-out method), or market. Market is defined as replacement cost, but not in excess of estimated net realizable value or less than estimated net realizable value less a normal margin. At the end of each reporting period, the Company compares its inventory on hand to its forecasted requirements for the next nine-month period and the Company writes off the cost of any inventory that is surplus, less any amounts that the Company believes it can recover from the disposal of goods that it specifically believes will be saleable past a nine- month horizon. The Company’s sales forecasts are based upon historical trends, communications from customers, and marketing data regarding market trends and dynamics. Changes in the amounts recorded for surplus or obsolete inventory are included in cost of revenue. Inventory components at year-end, net of write-downs, are presented in the following table:

	December 31,
	2015	2014
Raw materials and sub-assemblies	$2,521,585	$2,153,764
Finished goods	39,083	61,175
Inventory reserves	(1,234,578)	(1,257,612)
Inventory, net	$1,326,090	$957,327

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method, over the estimated useful lives of the assets ranging from one to five years. Assets under capital leases are amortized in a manner consistent with the Company’s normal depreciation policy for owned assets, or the remaining lease term as applicable. Depreciation expense in the years ended December 31, 2015 and 2014, was $197,686 and $216,577, respectively.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Goodwill

Goodwill is tested for impairment annually as of September 30th or more frequently when events or circumstances indicate that the carrying value of the Company's single reporting unit more likely than not exceeds its fair value. The Company performed its annual goodwill impairment analysis as of September 30, 2015. The Company used the two-step test as required to assess goodwill for impairment. The first step of the goodwill impairment test consisted of comparing the carrying value of the reporting unit to its fair value. Management estimated the fair value of the Company's reporting unit using various methods and compared the fair value to the carrying amount (net book value) to ascertain if potential goodwill impairment existed. The Company utilized methods that focused on its ability to produce income ("Income Approach") and the Company’s market capitalization ("Market Capitalization Approach"). Key assumptions utilized in the determination of fair value in step one of the test included the following: the Company's market capitalization; revenue and expense forecasts used in the evaluation were based on trends of historical performance and management's estimate of future performance; cash flows utilized in the discounted cash flow analysis were estimated using a weighted average cost of capital determined to be appropriate for the Company. No impairment of goodwill was recorded in the two years ended December 31, 2015.

Deferred Rent

The Company operates its headquarters under a non-cancelable operating lease. The Company recognizes rent expense under its lease on a straight line basis measured over the term of the lease. The excess of accumulated rental expense measured on a straight lined basis over actual accumulated rent paid is capitalized as a liability on the Company’s balance sheet in its short and long term components. Deferred rent at December 31, 2015 and December 31, 2014 was $283,053 and $263,476, respectively, and was classified as long term at each reporting date.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks. To date, the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at December 31, 2015 and December 31, 2014 were as follows:

	December 31,
	2015	2014
Ingram Micro Inc.	35%	42%
Bluestar, Inc.	22%	25%
ScanSource, Inc.	17%	14%

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. At December 31, 2015 and December 31, 2014, 29% and 22%, respectively, of the Company’s accounts payable balances were concentrated with the top supplier. For the years ended December 31, 2015 and 2014, this supplier and two other suppliers accounted for 73% and 71%, respectively, of the inventory purchases in each of these years.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Revenue Recognition and Deferred Revenue

Revenue on sales to customers other than distributors is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Revenue on sales to distributors where a right of return exists is recognized upon “sell-through,” when products are shipped from the distributor to the distributor’s customer. Revenue related to those products in the Company’s distribution channel at the end of each reporting period which has not sold-through is deferred. The amount of deferred revenue net of related cost of revenue is classified as net deferred revenue on shipments to distributors on the Company’s balance sheet. At December 31, 2015 and December 31, 2014, net deferred revenue on shipments to distributors represented deferred revenues totaling $1,925,268 and $2,012,217, respectively, net of related costs of those revenues of $921,008 and $1,033,662, respectively.

The Company defers revenue on advance payments from customers when performance obligations have yet to be completed and/or services performed. Such deferred revenue does not include amounts related to products delivered to distributors which have not sold-through to the distributors’ end customers as described above.

The Company also earns revenue from its SocketCare services program which provides for extended warranty and accidental breakage coverage for selected products. Service purchased at the time of product purchase provides for coverage in two-year and three-year terms. The Company additionally offers comprehensive coverage and program term extensions. Revenues from the SocketCare services program are recognized ratably over the life of the extended warranty contract. The amount of unrecognized warranty service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short and long term components.

Warranty

The Company’s products typically carry a one year warranty. The Company reserves for estimated product warranty costs at the time revenue is recognized based upon the Company’s historical warranty experience, and additionally for any known product warranty issues. If actual costs differ from initial estimates, the Company records the difference in the period they are identified. Actual claims are charged against the warranty reserve. The following describes activity in the reserves for product warranty costs for the years ended December 31, 2015 and 2014:

Year	Balance at Beginning of Year	Additional Warranty Reserves	Amounts Charged to Reserves	Balance at End of Year
2015	$78,871	$41,029	$(41,029)	$78,871
2014	$69,554	$44,817	$(35,500)	$78,871

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

Advertising Costs

Advertising costs are charged to sales and marketing as incurred. The Company incurred $47,287 and $186,530, in advertising costs during 2015 and 2014, respectively.

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

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Net Income Per Share

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net income per share:

	Years Ended December 31,
	2015	2014
Numerator:
Net income	$1,817,672	$432,117
Denominator:
Weighted average shares outstanding used in computing net income per share:
Basic	5,554,541	5,005,579
Effect of dilutive stock options and warrants (treasury stock method)	420,511	245,335
Diluted	5,975,052	5,250,914
Net income per share applicable to common stockholders:
Basic	$0.33	$0.09
Diluted	$0.30	$0.08

For the 2015 period presented, the diluted shares outstanding include the dilutive effect of assumed conversion of convertible notes and assumed exercise of all in-the-money employee stock options and warrants, which is calculated based on the average share price for the 2015 fiscal period using the treasury stock method. Under the treasury stock method, the hypothetically received proceeds from the exercise of in-the-money options and warrants are assumed to be used to repurchase shares. For 2015, options and warrants to purchase, and shares issuable for convertible notes and related accrued interest, totaling 2,271,894 shares of the Company’s Common Stock were excluded from the calculation of the diluted earnings per share because the exercise prices were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. For 2014, options and warrants to purchase, and shares issuable for convertible notes and related accrued interest, totaling 2,325,260 shares of common stock, have been omitted from the income per share calculation.

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

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing performance.

The Company operates in one segment—mobile systems solutions for businesses. Mobile systems solutions typically consist of mobile devices such as smartphones or tablets, some with data collection peripherals, and third-party vertical applications software. The Company markets its products in the United States and foreign countries through its sales personnel and distributors.

Revenues for the geographic areas for the years ended December 31, 2015 and 2014 are as follows:

	Years Ended December 31,
Revenues: (in thousands)	2015	2014
United States	$14,343	$12,840
Europe	2,698	2,864
Asia and rest of world	1,359	1,317
	$18,400	$17,021

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of total revenues for the years ended December 31, 2015 and 2014 were as follows:

	Years Ended December 31,
	2015	2014
Ingram Micro Inc.	29%	31%
BlueStar, Inc.	22%	17%
Scansource, Inc.	18%	19%

Recently Issued Financial Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued its new lease accounting guidance in Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842).  Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  The new standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the impact of the adoption of this ASU to the Company’s consolidated financial statements and related disclosures.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which will require deferred tax assets and deferred tax liabilities to be presented as noncurrent within a classified balance sheet. The ASU simplifies the current guidance which requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified balance sheet. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We do not presently anticipate that the adoption of this standard will have a material impact on our financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to retrospectively account for measurement-period adjustments. This standard is effective for our financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. We intend to apply the new guidance on a prospective basis. We do not presently anticipate that the adoption of this standard will have a material impact on our financial statements.

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, to clarify that given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to the line-of-credit arrangements, such costs may be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement. We do not presently expect the adoption of this update to have a material effect on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This standard requires that inventory be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory measured using last-in, first-out or the retail inventory method are excluded from the scope of this update which is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We do not anticipate that the implementation of ASU 2015-11 will have a material impact on our consolidated financial statements.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This standard is effective for our financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. We do not presently anticipate that the adoption of this standard will have a material impact on our financial statements.

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

In May 2014, the FASB issued authoritative guidance amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The existing industry guidance will be eliminated when the new guidance becomes effective and annual disclosures will be substantially revised. Additional disclosures will also be required under the new standard. In July 2015, the FASB approved a proposal that extended the required implementation date one year to the first quarter of 2018 but also would permit companies to adopt the standard at the original effective date of 2017. Implementation may be either through retrospective application to each period from the first quarter of 2016 or with a cumulative effect adjustment upon adoption in 2018. We are assessing the impact this new standard is anticipated to have on our consolidated financial statements.

NOTE 2 — Related Party Convertible Notes Payable

Short Term Related Party Convertible Notes Payable

Short term related party convertible notes payable were $380,696 at December 31, 2015 and December 31, 2014. Issued on September 4, 2013 to officers and directors of the Company and maturing on September 4, 2017, the notes have an interest rate of 8% per annum that compounds quarterly, and contain a holder call provision that became effective on September 4, 2014. Accrued interest was $77,037 and $42,179 at December 31, 2015 and December 31, 2014, respectively and was included in Accounts Payable and Accrued Expenses. Interest expense for 2015 and 2014 was $34,858 and $32,204, respectively. The notes and accrued interest are convertible into common stock at the option of the holder at $2.44 per share as long as warrants issued on November 19, 2010 are outstanding (warrants expire May 20, 2016) or at $1.25 per share. The convertible notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with the Company’s bank.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Long Term Related Party Convertible Note Payable

Long term related party convertible note payable was $371,929 at December 31, 2015 and December 31, 2014. Issued to the Company’s Chairman on September 4, 2013 and maturing on September 4, 2017, the note has an interest rate that compounds quarterly of 18% per annum as long as the warrants issued on November 19, 2010 are outstanding (warrants expire May 20, 2016) or 12% per annum thereafter. Principal and accrued interest on the note payable are convertible into common stock at the option of the holder at $2.44 per share if the November 19, 2010 warrants are outstanding or at $1.25 per share. Accrued interest was $188,350 and $97,900 at December 31, 2015 and December 31, 2014, respectively, and was included in Accounts Payable and Accrued Expenses. Interest expense for 2015 and 2014 was $90,451 and $75,848, respectively. The convertible note is secured by all of the assets of the Company and is subordinated to amounts outstanding under the Company’s working capital bank line of credit with the Company’s bank.

NOTE 3 — Related Party and Other Short-Term Notes Payable

On January 31, 2013, the Company’s Board of Directors approved a subordinated line of credit of up to $1,000,000 including up to $550,000 in advances by the Company’s Chairman. The funds raised are being used for working capital purposes. The notes had an initial expiration date of December 1, 2013, which in November 2013 was extended to June 1, 2014. Interest on the original notes accrued at the rate of 1% per week and was paid weekly through the extended maturity date of June 1, 2014. On May 15, 2014, the Company’s Board of Directors approved the issue of subordinated notes totaling $650,000 to replace the subordinated line of credit notes in the same amount maturing on June 1, 2014 mentioned previously. The replacement subordinated notes are two-year notes that mature on June 1, 2016, and are repayable by the Company at any time and have an interest rate of 18% per annum payable monthly in cash. Beginning October 1, 2014, investors may request note repayment at will. Balances under the line of credit are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s credit facility with its bank.

On December 31, 2015, a total of $500,000 in notes payable were outstanding under this line, of which $450,000 and $50,000 respectively are from the Company’s Chairman and Chief Executive Officer. Interest expenses for 2015 and 2014 were $100,455and $207,299, respectively.

On January 29, 2016, the Company repaid all outstanding credit line notes in the amount of $500,000 to the note holders.

NOTE 4 — Bank Financing Arrangements

On February 27, 2014, the Company entered into a credit facility agreement with Bridge Bank (the “Bank”). The credit facility was activated and transfer of the credit facility from the Company’s former bank was completed on March 7, 2014. The revolving credit line agreement is for a two year period ending February 27, 2016. On March 23, 2015, the Company signed a Business Financing Modification Agreement by and between the Company and the Bank to extend the expiration date of the revolving credit line agreement for the domestic (U.S. based) portion of the line from February 27, 2016 to February 27, 2017. All other terms and the expiration date of the international portion of the revolving credit line agreement remain unchanged. In June 2015, Bridge Bank merged with and into Western Alliance Bank and became a wholly owned subsidiary of Western Alliance Bank. Under the terms of the credit facility agreement with the Bank, the Company may borrow up to $2.5 million, of which up to $1.5 million is based on qualified receivables from domestic customers and up to $1.0 million is based on qualified receivables from international customers. The Company’s total borrowings under the line may not exceed 50% of the sum of cash plus qualified receivables. Advances against the domestic and international lines are calculated at 70% of qualified receivables. Borrowings under the lines bear an annual interest rate equal to the Bank’s prime rate (minimum of 3.25%) plus 1.5%. There is also a collateral handling fee of 0.2% per month of the financed receivables outstanding. The applicable interest and fees are calculated based on the actual amounts borrowed. At December 31, 2015, the effective rate (interest plus all applicable fees) on actual cash advanced is 7.15% per annum. The borrowings under the credit facility are secured by a first priority security interest in the assets of the Company. All advances are at the Bank’s discretion and the Bank is not obligated to make advances. The agreement may be terminated by the Company or by the Bank at any time. At December 31, 2015, the Company had no amounts borrowed under the bank lines of credit and had a borrowing capacity of approximately $1,620,000.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Total interest expense on the amounts drawn under the Company’s bank credit lines in effect during the years ended December 31, 2015 and 2014, was $38,494 and $69,874, respectively. Accrued interest related to the amounts outstanding under the Company’s bank lines of credit at December 31, 2015 and 2014 was $0 and $3,981, respectively.

On February 26, 2016, the Company completed a Business Financing Modification Agreement by and between the Company and the Bank to extend the expiration date of the revolving credit line for both domestic and international portions of the line to February 27, 2018. Under the terms of the credit facility agreement with the Bank, the Company may borrow up to $2.5 million, of which up to $2.0 million is based on qualified receivables from domestic customers and up to $0.5 million is based on qualified receivables from international customers. In addition, the Company must maintain a minimum liquidity ratio calculated at the end of each month of quick assets (cash plus qualified accounts receivable) to outstanding obligations to the Bank of not less than 1.75 to 1.0. Advances against the domestic and international lines are calculated at 70% of qualified receivables. Borrowings under the lines bear an annual interest rate equal to the Bank’s prime rate (minimum of 3.25%) plus 1.5%. There is also a collateral handling fee of 0.1% per month of the financed receivables outstanding. The applicable interest and fees are calculated based on the actual amounts borrowed.

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

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Amortization of all intangible assets in the years ended December 31, 2015 and 2014, was $0 and $30,000, respectively, and is included in research and development expense. Intangible assets as of December 31, 2015 and 2014 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
Patent	$600,000	$600,000	$—
Project management tools	570,750	570,750	—
Total intangible assets	$1,170,750	$1,170,750	$—

NOTE 6 — Commitments and Contingencies

Operating Lease

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. The lease agreement expires on June 30, 2022. Monthly base rent increases 4% per year annually on July 1st of each year.

Future minimum lease payments under the operating lease at December 31, 2015 are shown below:

Annual minimum payments:	Amount
2016	$408,986
2017	425,345
2018	442,359
2019	460,053
2020 to 2022	1,229,724
Total minimum payments	$2,966,467

Rental expense under all operating leases for the years ended December 31, 2015 and 2014 was $430,648 and $428,647, respectively. The amount of deferred rent at December 31, 2015 and December 31, 2014 was $283,053 and $263,476, respectively.

Capital Lease Obligations

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At December 31, 2015 and 2014, property and equipment with costs of $124,427 and $87,945, respectively, were subject to such financing arrangements. Related accumulated amortization at December 31, 2015 and December 31, 2014, amounted to $28,795 and $22,408 respectively.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Future minimum payments under capital lease and equipment financing arrangements as of December 31, 2015 are as follows:

Annual minimum payments:	Amount
2016	$26,191
2017	13,146
2018	9,859
Total minimum payments	49,196
Less amount representing interest	(2,793)
Present value of net minimum payments	$46,403
Short term portion of capital leases	(24,440)
Long term portion of capital leases	$21,963

Purchase Commitments

At December 31, 2015, the Company’s non-cancelable purchase commitments for inventory to be used in the ordinary course of business during the first nine months of 2016 were approximately $2,613,000.

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

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

The Company calculates the value of each stock option grant, estimated on the date of grant, using binomial lattice option pricing model. The weighted-average estimated fair value of stock options granted during 2015 and 2014 was $1.58 and $0.96, respectively, using the following weighted-average assumptions:

	Years Ended December 31,
	2015	2014
Risk-free interest rate (%)	2.10%	2.56%
Dividend yield	—	—
Volatility factor	92.22%	87.44%
Expected option life (years)	4.8	4.6

The table below presents information related to stock option activity for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Total intrinsic value of stock options exercised	$60,056	$20,684
Cash received from stock option exercises	$155,949	$44,771

Changes in stock options for the years ended December 31, 2015 and 2014 are as follows:

		Outstanding Options
	Options Available For Grant	Number of Shares	Weighted Average Price Per Share	Remaining Contractual Term (in years)	Intrinsic Value
Balance at December 31, 2013	215,898	1,659,170	$2.47
Increase in shares authorized	191,843	—
Granted	(382,000)	382,000	$1.41
Exercised	—	(31,475)	$1.50
Canceled	118,637	(118,637)	$2.65
Balance at December 31, 2014	144,378	1,891,058	$2.09
Increase in shares authorized	200,000	—
Granted	(316,600)	316,600	$2.25
Exercised	—	(91,333)	$1.71
Canceled	93,972	(93,972)	$2.01
Balance at December 31, 2015	121,750	2,022,353	$2.15	5.83	$879,566
Exercisable		1,547,485	$2.32	5.00	627,777
Unvested		474,868	$1.42	8.67	251,789

The 2004 Plan provides for an annual increase in the number of shares authorized under the plan to be added on the first day of each fiscal year equal to the lesser of 400,000 shares, 4% of the outstanding shares on that date, or a lesser amount as determined by the Board of Directors. On January 1, 2016, 2015, and 2014, a total of 224,818, 200,000, and 191,843 additional shares, respectively, became available for grant from the 2004 Plan. As of March 18, 2016, 255,500 stock options at a weighted average grant price of $2.75 per share have been granted from the 2004 Plan subsequent to December 31, 2015.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.95 - $1.10	414,303	7.58	$1.01	270,686	$1.03
$1.20 - $1.25	58,000	7.50	$1.22	41,583	$1.21
$1.50 - $1.82	186,857	6.33	$1.70	184,532	$1.70
$1.89 - $2.27	539,695	7.25	$2.11	314,964	$2.04
$2.36 - $2.74	260,379	2.42	$2.48	172,601	$2.51
$3.04 - $3.45	560,819	4.50	$3.08	560,819	$3.08
$6.90	900	2.58	$6.90	900	$6.90
$10.00 - $11.70	1,400	0.75	$10.73	1,400	$10.73
$0.95 - $11.70	2,022,353	5.83	$2.15	1,547,485	$2.24

Stock-Based Compensation Expense

The stock-based compensation expense included in the Company’s statements of income for the years ended December 31, 2015 and 2014, consisted of the following:

	Years Ended December 31,
Income Statement Classification	2015	2014
Cost of revenues	$19,322	$21,597
Research and development	40,951	54,679
Sales and marketing	62,898	33,030
General and administrative	86,693	95,372
	$209,864	$204,678

As of December 31, 2015, the total remaining unamortized stock-based compensation expense was $471,914, and is expected to be amortized over a weighted average period of 2.82 years.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 8 — Warrants

The Company has the following outstanding warrants to purchase common stock at December 31, 2015:

Reason	Number of Shares	Price Per Share	Issue Date	Expiration Date
Common stock financing	35,775	$1.80	May 2009	June 2016
Senior convertible note financing	133,560	$1.25	Nov 2010	May 2016
	169,335

The Company had the following outstanding warrants to purchase common stock at December 31, 2014:

Reason	Number of Shares	Price Per Share	Issue Date	Expiration Date
Common stock financing	35,775	$1.80	May 2009	June 2016
Senior convertible note financing	277,600	$1.25	Nov 2010	May 2016
	313,375

NOTE 9 — Shares Reserved

Common stock reserved for future issuance was as follows:

	December 31,
	2015	2014
Stock option grants outstanding (see Note 7)	2,022,353	1,891,058
Reserved for future stock option grants (see Note 7)	121,750	147,217
Reserved for note conversion (see Note 2)	977,398	977,398
Reserved for exercise of outstanding warrants (see Note 8)	169,335	313,375
	3,290,836	3,329,048

NOTE 10 — Retirement Plan

The Company has a tax-deferred savings plan, the Socket Mobile, Inc. 401(k) Plan (“401(k) Plan”), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. No contributions were made by the Company during the years ended December 31, 2015 and 2014. Administrative expenses relating to the 401(k) Plan are not significant.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11 — Income Taxes

Deferred tax expense is related to the deferred tax liability on the portion of the Company's goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. The provision for deferred tax for the periods ended December 31, 2015 and 2014, consists of the following components:

	Years Ended December 31,
	2015	2014
Current:
Federal	$—	$—
State	—	—
Total Current	—	—
Deferred:
Federal	31,940	31,940
State	—	—
Total Deferred	31,940	31,940
Total provision for deferred tax	$31,940	$31,940

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	Years Ended December 31,
	2015	2014
Federal tax at statutory rate	34.00%	34.00%
State income tax rate	5.83%	5.83%
Losses and credits not benefited	(41.56%)	(32.95%)
Goodwill impairment	—	—
Provision for taxes	(1.73%)	6.88%

As of December 31, 2015, the Company did not recognize deferred tax assets relating to an excess tax benefit for stock-based compensation deduction of $2,094,000. Unrecognized deferred tax benefits will be accounted for as a credit to additional-paid-in-capital when realized through a reduction in income taxes payable.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of net deferred tax assets are as follows:

	Years Ended December 31,
Deferred tax assets:	2015	2014
Net operating loss carryforwards	$8,833,000	$9,729,000
Credits	753,000	716,000
Capitalized research and development costs	18,000	122,000
Other acquired intangibles	91,000	134,000
Accruals not currently deductible	1,614,000	1,356,000
Total deferred tax assets	11,309,000	12,057,000
Valuation allowance for deferred tax assets	(11,279,000)	(12,032,274)
Net deferred tax assets	30,000	24,726
Deferred tax liability:
Acquired intangibles	(205,000)	(168,000)
Net deferred tax liabilities	$(175,000)	$(143,274)

The Company has not consistently generated taxable income in any jurisdiction for the prior 12 quarters.  Currently, the Company has maintained a full valuation allowance for all deferred tax assets due to negative evidence outweighing the positive evidence.  The primary negative evidence includes the Company’s recent history of losses (including Q1 of 2015), the phase out of the SoMo product line with diminishing revenue forecasted for 2016, and no contractual commitment assuring future revenue except for the remainder of SoMo related orders for OEM customers.  However, the Company’s short term trend of net income for the last two years allows for the possible reversal of existing taxable temporary differences.  If the Company continues to remain profitable and determines that the positive evidence outweighs the negative evidence, projected future taxable income could be included in the evaluation.

As of December 31, 2015, the Company had net operating loss carryforwards for federal income tax purposes of approximately $27,578,000 which will expire at various dates beginning in 2017 and through 2033, and federal research and development tax credits of approximately $460,000, which will expire at various dates beginning in 2018 and through 2033. As of December 31, 2015, the Company had net operating loss carryforwards for state income tax purposes of approximately $18,020,000, which will expire at various dates in 2015 and through 2033, and state research and development tax credits of approximately $294,000, which can be carried forward indefinitely.

Utilization of the net operating loss and tax credit carryforwards is subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. The annual limitation will result in the expiration of the net operating loss and credit carryforwards before utilization. The deferred tax assets for the year ended December 31, 2015 reflect estimates of Section 382 limitations.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”), excluding interest and penalties, is as follows:

Amount
Beginning balance at January 1, 2015	$730,000
Decreases in UTBs taken in prior years	4,000
Decreases in UTBs taken in current years	20,000
Ending balance at December 31, 2015	$754,000

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. It is the Company's policy to include interest and penalties related to tax positions as a component of income tax expense. No interest was accrued for the period ended December 31, 2015. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is not currently under audit in any of its jurisdictions where income tax returns are filed. The tax years 1996 to 2014 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject, and for the years 2002 to 2009 for the international taxing jurisdictions to which the Company is subject.

NOTE 12 — Subsequent Events

On January 29, 2016, the Company fully paid off all remaining subordinated credit line notes in the amount of $500,000 to the note holders.

On February 26, 2016, the Company signed a Business Financing Modification Agreement by and between the Company and Bridge Bank to extend the expiration date of revolving credit line agreement to February 27, 2018.

As of March 18, 2016, 255,500 stock options at a weighted average grant price of $2.75per share have been granted from the 2004 Plan subsequent to December 31, 2015.

As of March 18, 2016, the Company has issued 39,448 shares of common stock for the exercise of stock options.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework issued in 2013. This assessment included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this assessment.

Based on our assessment using those criteria, we believe that, as of December 31, 2015, our internal control over financial reporting is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 11, 2016.

Item 11. Executive Compensation

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 11, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 11, 2016.

The following table provides information as of December 31, 2015 about our common stock that may be issued under the Company’s existing equity compensation plans. For additional information about the equity compensation plans see Note 6 to the Company’s Financial Statements.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	2,022,353	$2.15	121,750

(1)	Consists of the 2004 Equity Incentive Plan. Pursuant to an affirmative vote by security holders in June 2004, an annual increase in the number of shares authorized under the 2004 Equity Incentive Plan is added on the first day of each fiscal year equal to the least of (a) 400,000 shares, (b) four percent of the total outstanding shares of the Company’s common stock on that date, or (c) a lesser amount as determined by the Board of Directors. As a result, a total of 224,818 shares became available for grant under the 2004 Equity Incentive Plan on January 1, 2016, in addition to those set forth in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 11, 2016.

Item 14. Principal Accounting Fees and Services

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 11, 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

1.	All financial statements.

2.	Financial statement schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes herein.

3.	Exhibits.

See Index to Exhibits on page 61. The Exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(b) Exhibits:

See Index to Exhibits on page 61. The Exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SOCKET MOBILE, INC.
Registrant

Date: March 23, 2016	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevin J. Mills Kevin J. Mills	President and Chief Executive Officer (Principal Executive Officer) and Director	March 23, 2016
/s/ Charlie Bass Charlie Bass	Chairman of the Board	March 23, 2016
/s/ David W. Dunlap David W. Dunlap	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 23, 2016
/s/ Peter Sealey Peter Sealey	Director	March 23, 2016
/s/ Charles C. Emery, Jr. Charles C. Emery, Jr.	Director	March 23, 2016

Index to Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Bylaws, as amended February 17, 2008.

10.1 (3)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.

10.2 (4)*	2004 Equity Incentive Plan and forms of agreement thereunder.

10.3 (5)*	Form of Management Incentive Variable Compensation Plan between the Company and certain eligible participants.

10.4 (6)	Standard Industrial /Commercial Multi-Tenant Lease by and between Del Norte Farms, Inc. and the Company dated October 24, 2006 (assigned to Newark Eureka Industrial Capital, LLC September 17, 2007.

10.5 (7)	Second Amendment to Standard Industrial/Commercial Multi-Lessee Lease – Net dated August 30, 2010.

10.6 (8)	Third Amendment to Standard Industrial /Commercial Multi-Tenant Lease – Net dated December 28, 2012.

10.7 (9)	Warrants for the Purchase of Shares of Common Stock Issued November 19, 2010 to the Investor and the Placement Agent in connection with a private placement.

10.9 (10)	Loan and Security Agreement dated February 27, 2014 by and between the Company and Bridge Bank, National Association.

10.8 (11)	Form of Employment Agreement dated July 1, 2015 between the Company and the officers of the Company.

10.10 (12)	Business Financing Modification Agreement dated February 26, 2016 by and between the Company and Western Alliance Bank, an Arizona corporation.

11.1	Computation of Earnings per Share (see Statements of Operations in Item 8).

Exhibit Number	Description

14.1 (13)	Code of Business Conduct and Ethics.

23.1	Consent of Sadler Gibb & Associates, LLC, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 _________

* Executive compensation plan or arrangement.

(1)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on March 16, 2009.

(2)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 20, 2008.

(3)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 12, 2012.

(4)	Incorporated by reference to Appendix C filed with the Company’s Form DEF 14A filed on April 29, 2004 and Item 4 on Form 8-K filed on June 5, 2013 reporting extension of the Plan to April 23, 2024.

(5)	Incorporated by reference to Appendix B filed with the Company’s Form DEF 14A filed on March 16, 2011.

(6)	Incorporated by reference to exhibits filed with the Company’s Form 10-Q filed on November 13, 2006.

(7)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on August 30, 2010.

(8)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on January 4, 2013.

(9)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on November 19, 2010.

(10)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 7, 2014.

(11)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on July 7, 2015.

(12)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 3, 2016.

(13)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on March 10, 2006.

