Form 10-Q
period 2016-03-31
SOCKET MOBILE, INC.
filed 2016-05-06
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

The number of shares of Common Stock ($0.001 par value) outstanding as of April 28, 2016 was 5,814,098 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues	$5,043,786	$4,005,744

Cost of revenues	2,537,506	2,198,106

Gross profit	2,506,280	1,807,638

Operating expenses:
Research and development	657,018	575,051
Sales and marketing	686,768	618,266
General and administrative	562,551	603,226
Total operating expenses	1,906,337	1,796,543

Operating income	599,943	11,095

Interest expense	(43,644)	(74,670)

Net income (loss) before income taxes	556,299	(63,575)
Income tax expense	(7,985)	(7,985)

Net income (loss)	$548,314	$(71,560)

Net income (loss) per share:

Basic	$0.10	$(0.01)
Diluted	$0.08	$(0.01)

Weighted average shares outstanding:

Basic	5,646,397	5,513,588
Diluted	6,590,877	5,513,588

See accompanying notes.

Index

SOCKET MOBILE, INC. BALANCE SHEETS
	March 31, 2016 (Unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,027,808	$938,155
Accounts receivable, net	2,387,663	2,358,883
Inventories	1,510,770	1,326,090
Prepaid expenses and other current assets	125,929	87,556
Total current assets	5,052,170	4,710,684

Property and equipment:
Machinery and office equipment	2,137,211	2,124,297
Computer equipment	1,084,675	1,049,234
	3,221,886	3,173,531
Accumulated depreciation	(2,754,425)	(2,698,828)
Property and equipment, net	467,461	474,703

Goodwill	4,427,000	4,427,000
Other assets	75,918	75,918
Total assets	$10,022,549	$9,688,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,327,694	$2,214,467
Accrued payroll and related expenses	555,367	602,888
Bank line of credit	350,000	—
Net deferred revenue on shipments to distributors	924,104	1,004,260
Customer deposit	321,581	640,440
Related party short term notes payable	—	500,000
Related party convertible notes payable-current portion	380,696	380,696
Short term portion of deferred service revenue	75,899	85,578
Short term portion of capital leases and deferred rent	17,789	24,440
Total current liabilities	4,953,130	5,452,769

Related party convertible notes payable	371,929	371,929
Long term portion of deferred service revenue	36,320	39,800
Long term portion of capital leases and deferred rent	304,798	305,016
Deferred income taxes	183,199	175,214
Total liabilities	5,849,376	6,344,728

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 5,805,998 shares at March 31, 2016 and 5,620,455 shares at December 31, 2015	5,806	5,620
Additional paid-in capital	62,491,938	62,210,842
Accumulated deficit	(58,324,571)	(58,872,885)
Total stockholders’ equity	4,173,173	3,343,577
Total liabilities and stockholders’ equity	$10,022,549	$9,688,305

 See accompanying notes.

Index

SOCKET MOBILE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income (loss)	$548,314	$(71,560)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	65,219	46,568
Depreciation and amortization	64,333	50,301
Deferred income tax expense	7,985	7,985

Changes in operating assets and liabilities:
Accounts receivable	(28,780)	226,122
Inventories	(184,680)	149,450
Prepaid expenses and other current assets	(38,373)	31,145
Accounts payable and accrued expenses	113,227	(351,113)
Accrued payroll and related expenses	(47,521)	(4,800)
Net deferred revenue on shipments to distributors	(80,156)	(90,718)
Customer deposit	(318,859)	—
Deferred service revenue	(13,159)	(15,708)
Change in deferred rent	2,967	6,822
Net cash provided by (used in) operating activities	90,517	(15,506)

Investing activities
Purchases of equipment	(57,091)	(28,232)
Net cash used in investing activities	(57,091)	(28,232)

Financing activities
Payments on capital leases	(9,836)	(6,063)
Proceeds from borrowings under bank line of credit agreement	350,000	14,515
Repayments of borrowings under bank line of credit agreement	—	(14,515)
Repayments of related party notes payable	(500,000)	—
Stock options exercised	57,918	29,152
Warrants exercised	158,145	131,250
Net cash provided by financing activities	56,227	154,339

Net increase in cash and cash equivalents	89,653	110,601

Cash and cash equivalents at beginning of period	938,155	632,631
Cash and cash equivalents at end of period	$1,027,808	$743,232

Supplemental disclosure of cash flow information
Cash paid for interest	$8,859	$43,036
Supplemental disclosure of non-cash investing and financing activities
Cashless exercise of warrants	$35	$20

 See accompanying notes.

Index

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — Basis of Presentation

The accompanying unaudited financial statements of Socket Mobile, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. At March 31, 2016 and December 31, 2015, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories at March 31, 2016 and December 31, 2015 were as follows:

	March 31,	December 31,
	2016	2015
Raw materials and sub-assemblies	$2,654,686	$2,521,585
Finished goods	77,339	39,083
Inventory reserves	(1,221,255)	(1,234,578)
Inventories, net	$1,510,770	$1,326,090

Index

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — Related Party Convertible Notes Payable

Short Term Related Party Convertible Notes Payable

Short term related party convertible notes payable were $380,696 at March 31, 2016 and December 31, 2015. Issued on September 4, 2013 to officers and directors of the Company and maturing on September 4, 2017, the notes have an interest rate of 8% per annum that compounds quarterly, and contain a holder call provision that became effective on September 4, 2014. Accrued interest was $86,167 and $77,037 at March 31, 2016 and December 31, 2015, respectively and was included in Accounts Payable and Accrued Expenses. Interest expense for the three months ended March 31, 2016 and 2015 was $9,130 and $8,342, respectively. The notes and accrued interest are convertible into common stock at the option of the holder at $1.25 per share. The convertible notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with the Company’s bank.

Long Term Related Party Convertible Note Payable

Long term related party convertible note payable was $371,929 at March 31, 2016 and December 31, 2015. Issued to the Company’s Chairman on September 4, 2013 and maturing on September 4, 2017, the note has an interest rate that compounds quarterly at 18% per annum through March 30, 2016 and at 12% thereafter. Accrued interest was $213,402 and $188,350 at March 31, 2016 and December 31, 2015, respectively and was included in Accounts Payable and Accrued Expenses. Interest expense for the three months ended March 31, 2016 and 2015 was $25,051 and $20,853, respectively. Principal and accrued interest on the note payable are convertible into common stock at the option of the holder at $1.25 per share. The convertible note is secured by all of the assets of the Company and is subordinated to amounts outstanding under the Company’s working capital bank line of credit with the Company’s bank.

NOTE 5 — Related Party Short Term Notes Payable

On May 15, 2014, the Company’s Board of Directors approved the issue of subordinated notes totaling $650,000 to replace subordinated line of credit notes in the same amount maturing on June 1, 2014. The replacement subordinated notes are two-year notes maturing on June 1, 2016, are repayable by the Company at any time and have an interest rate of 18% per annum payable monthly in cash. Notes payable of $500,000 were outstanding at December 31, 2015. On January 29, 2016, the Company completed repayment of all outstanding credit line notes to the note holders. Interest expense for the three month periods ended March 31, 2016 and 2015 related to the line of credit were $7,645 and $26,630, respectively.

NOTE 6 — Bank Financing Arrangements

On February 26, 2016, the Company completed a Business Financing Modification Agreement by and between the Company and Western Alliance Bank (the “Bank) to extend the expiration date of the revolving credit lines for both domestic and international portions to February 27, 2018. Under the terms of the credit facility agreement with the Bank, the Company may borrow up to $2.5 million, of which up to $2.0 million is based on qualified receivables from domestic customers and up to $0.5 million is based on qualified receivables from international customers. In addition, the Company must maintain a minimum liquidity ratio calculated at the end of each month of quick assets (cash plus qualified accounts receivable) to outstanding obligations to the Bank not less than 1.75 to 1.0. Advances against the domestic and international lines are calculated at 70% of qualified receivables. Borrowings under the lines bear an annual interest rate equal to the Bank’s prime rate (minimum of 3.25%) plus 1.5%. There is also a collateral handling fee of 0.1% per month of the financed receivables outstanding. The applicable interest and fees are calculated based on the actual amounts borrowed. At March 31, 2016, the effective rate (interest plus all applicable fees) on actual cash advanced was 6.2% per annum. The borrowings under the credit facility are secured by a first priority security interest in the assets of the Company. All advances are at the Bank’s discretion and the Bank is not obligated to make advances. The agreement may be terminated by the Company or by the Bank at any time. At March 31, 2016, the Company had $350,000 borrowed under the bank lines of credit and had additional borrowing capacity of approximately $1,221,000.

Index

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Total interest expense on the amounts drawn under the Company’s bank credit lines in effect during the three months ended March 31, 2016 and 2015, was $1,188 and $14,568, respectively. Accrued interest related to the amounts outstanding under the Company’s bank lines of credit at March 31, 2016 was $604.

NOTE 7 — Segment Information and Concentrations

Segment Information

The Company operates in one segment—mobile systems solutions for businesses. Mobile systems solutions typically consist of mobile devices such as smartphones or tablets, some with data collection peripherals, and third-party vertical applications software. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Revenues for the geographic areas for three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
Revenues:	2016	2015
United States	$4,083,412	$2,833,945
Europe	729,190	683,163
Asia and rest of world	231,184	488,636
Total revenues	$5,043,786	$4,005,744

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Index

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
BlueStar, Inc.	25%	21%
Ingram Micro Inc.	24%	25%
Scansource, Inc.	13%	19%
Spinal Modulation, Inc.	13%	*

_____________

* Customer accounted for less than 10% of total revenues for the period

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks. To date, the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at March 31, 2016 and December 31, 2015 were as follows:

	March 31,	December 31,
	2016	2015
Ingram Micro Inc.	35%	35%
BlueStar, Inc.	35%	22%
ScanSource, Inc.	15%	17%

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. At March 31, 2016 and December 31, 2015, 26% and 29%, respectively, of the Company’s accounts payable balances were concentrated in a single supplier. For the three months ended March 31, 2016, this and two other suppliers accounted for 79% of the inventory purchases.

NOTE 8 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of employee stock options, based on the fair value of the awards as of the date that the awards are issued. The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period. Total stock-based compensation expense for the three months ended March 31, 2016 and 2015, was $65,219 and $46,568, respectively. During the three months ended March 31, 2016, 255,500 stock options were granted at a weighted average per share fair value estimated at $1.87.

Index

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 — Net Income (Loss) Per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income (loss)	$548,314	$(71,560)
Denominator:
Weighted average shares outstanding used in computing net income (loss) per share:
Basic	5,646,397	5,513,588
Effect of dilutive stock options and warrants (treasury stock method)	944,480	—
Diluted	6,590,877	5,513,588
Net income (loss) per share applicable to common stockholders:
Basic	$0.10	$(0.01)
Diluted	$0.08	$(0.01)

NOTE 10 — Taxes

Income tax expense during the three months ended March 31, 2016 and 2015, and the deferred income tax amounts shown on the Company’s Balance Sheets, is related entirely to the deferred tax liability on the portion of the Company’s goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. As a result, the Company recognized deferred tax expense of $7,985 in each of the three month periods ended March 31, 2016 and 2015.

At December 31, 2015, the Company has an unrecognized tax benefit of approximately $754,000, which did not change significantly during the three months ended March 31, 2016. Future changes in the unrecognized tax benefit are unlikely to have an impact on the effective tax rate due to the full valuation allowance recorded on the Company’s deferred tax assets, as realization of the deferred tax assets is dependent upon future taxable income.

Index

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Company has not consistently generated taxable income in any jurisdiction for the prior 12 quarters.  Currently, the Company has maintained a full valuation allowance for all deferred tax assets due to negative evidence outweighing the positive evidence.  The primary negative evidence includes the Company’s history of losses, the phase out of the SoMo product line with diminishing revenue for 2016, and no contractual commitment assuring future revenue except for the remainder of SoMo related orders for OEM customers.  However, the Company’s short term trend of net income for the last two years allows for the possible reversal of existing taxable temporary differences.  If the Company continues to remain profitable and determines that the positive evidence outweighs the negative evidence, projected future taxable income could be included in the evaluation.

NOTE 11 — Commitments and Contingencies

Operating Lease

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. The lease agreement expires on June 30, 2022. Monthly base rent increases four percent per year annually on July 1st of each year. Rental expense was $108,538 and $107,098 for the three periods ended March 31, 2016 and 2015, respectively. The Company recorded a deferred rent obligation in accrued liabilities in the amount of $286,020 and $283,053 at March 31, 2016 and December 31, 2015, respectively.

Future minimum lease payments under the operating lease at March 31, 2016 are shown below:

Annual minimum payments:	Amount
2016 (April 1, 2016 to December 31, 2016)	$308,744
2017	425,345
2018	442,359
2019	460,053
2020 to 2022	1,229,724
Total minimum payments	$2,866,225

Capital Lease Obligations

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At March 31, 2016 and December 31, 2015, property and equipment with a cost of $124,427 were subject to such financing arrangements. Related accumulated amortization at March 31, 2016 and December 31, 2015, amounted to $9,836 and $28,795, respectively.

Future minimum payments under capital lease and equipment financing arrangements as of March 31, 2016 are as follows:

Annual minimum payments:	Amount
2016 (April 1, 2016 to December 31, 2016)	$15,724
2017	13,146
2018	9,859
Total minimum payments	38,729
Less amount representing interest	(2,162)
Present value of net minimum payments	36,567
Short term portion of capital leases	(17,626)
Long term portion of capital leases	$18,941

Index

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Purchase Commitments

As of March 31, 2016, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $2,374,000.

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

Recently Issued Financial Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position, results of operations or cash flows upon adoption.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements forecasting our future financial condition and results, our future operating activities, market acceptance of our products, expectations for general market growth of mobile data capture devices, growth in demand for our barcode scanning products, expansion of the markets that we serve, expansion of the distribution channels for our products, adoption of our embedded products by third-party manufacturers of electronic devices, and the timing of the introduction and availability of new products, as well as other forecasts discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “may,” “will,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Factors that could cause actual results and outcomes to differ materially include, but are not limited to: weakness in the world economy generally and in the markets we serve in particular; the risk of delays in the availability of our products due to technological, market or financial factors including the availability of product components and necessary working capital; our ability to successfully develop, introduce and market future products; our ability to effectively manage and contain our operating costs; the availability of third-party hardware and software that our products are intended to work with; product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with; continued growth in demand for barcode scanners; market acceptance of emerging standards such as RFID/Near Field Communications and of our related data capture products; the ability of our strategic relationships to benefit our business as expected; our ability to enter into additional distribution relationships; or other factors described in this Form 10-Q including “Item 1A. Risk Factors” and recent Form 8-K and Form 10-K reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

We offer barcode scanning products for both 1D (imager and laser) and 2D barcode scanning in standard and durable cases. Our 7 Series barcode scanners are lightweight and ergonomically designed for easy handling as a stand-alone cordless barcode scanner. Our 7 Series standard cases come in six vivid colors. Our 7 Series durable barcode scanners are designed for use in environments needing a more durable barcode scanner. We are currently upgrading our durable barcode scanning line by introducing our new DuraScan durable barcode scanner product line. Using the same ergonomic form factor, the DuraScan scanners have an IP54 durability rating and improved durability features. Our 8 Series cordless barcode scanners in linear imaging and 2D models are designed to be attachable to smartphones for one-handed barcode scanning and can also be used in handheld mode. They attach to smartphones with an easily detachable clip. In the second half of 2016, we will be introducing a case, “DuraCase”, designed to keep the smartphone and barcode scanner together and enabling both devices to be charged simultaneously.

Many smartphones and tablets now offer Near Field Communications (“NFC”), and RFID technology along with digital wallet applications for loyalty cards, identification cards, payment cards, coupons, event tickets and others which leverage the exchange of electronic “tokens”. These tokens can be exchanged through another NFC enabled device. We are incorporating an NFC reader/writer into the base of a retail accessory stand that today enables customers to scan barcoded documents. The NFC reader/writer may also be used as a stand-alone base. In addition, we are developing a handheld NFC reader/writer for the similar purposes. We are working with our registered developers to encourage them to include Near Field Communications capabilities in their mobile applications.

Our Software Developer Kit (“SDK”) supports all of our barcode scanners with a single installation, making it easy for a developer to integrate our data capture capabilities while giving the customer the ability to select the products that work best for them. We also support using the built-in camera in a customer’s smartphone or tablet for lower volume data capture requirements. When a developer builds in our SDK, a customer can edit and direct the placement in their application of collected data while also receiving feedback that the collection of data was successfully completed.

We design our own products and test product components obtained from third party contract manufacturers. We perform final product assembly, test, package, and distribute our products at and from our Newark, California facility. We offer our products worldwide through two-tier distribution enabling customers to purchase from a large number of on-line resellers around the world including application developers who resell their own products along with our data capture products. We believe growth in mobile applications and the mobile workforce are resulting from technical advances in mobile technologies, cost reductions in mobile devices and the growing adoption by businesses of mobile applications, building a growing demand for our products. Our data capture products address the growing need for speed and accuracy by today’s mobile workers and by the systems supporting those workers, thereby enhancing their productivity and allowing them to exploit time sensitive opportunities and improve customer satisfaction.

Index

Products

Cordless barcode scanners

We offer barcode scanning products for both 1D (imager and laser) and 2D barcode scanning in standard and durable cases. Our 7 Series barcode scanners are lightweight and ergonomically designed for easy handling as a stand-alone cordless barcode scanner. Our 7 Series standard cases come in six vivid colors. Our 7 Series durable barcode scanners are designed for use in environments needing a more durable barcode scanner. We are currently upgrading our durable barcode scanning line by introducing our new DuraScan durable barcode scanner product line. Using the same ergonomic form factor, the DuraScan scanners have an IP54 durability rating and improved durability features. Our 8 Series cordless barcode scanners in linear imaging and 2D models are designed to be attachable to smartphones for one-handed barcode scanning and can also be used in handheld mode. They attach to smartphones with an easily detachable clip.

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

Index

Revenues

Total revenue for the first quarter of 2016 was $5.0 million, an increase of 26% compared to the revenue of $4.0 million for the same quarter a year ago. Our revenues have been classified into two primary product families, cordless barcode scanning business and mobile handheld computer and related business. The product revenues and the corresponding increase in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three months ended March 31,
	2016		2015		Increase
Product family:	$’s	%’s	$’s	%’s	%’s

Cordless barcode scanners and accessories	$4,006	79%	$3,457	86%	16%

Mobile handheld computer and legacy products	868	17%	437	11%	99%

Services	170	3%	112	3%	52%

Total	$5,044	100%	$4,006	100%	26%

Revenue of our cordless barcode scanners and accessories was $4.0 million or 79% of our overall revenues for the first quarter of 2016, an increase of 16% or $0.5 million, compared to $3.5 million for the first quarter of 2015. Revenue increases totaling $0.8 million were from increased sales volumes of our Apple certified Series-7 entry level 1D cordless handheld scanner 7Ci and 7Di models. Slight revenue increases in sales volumes of our Series-8 cordless scanner 8Ci and 8Qi models were offset by slight declines in sales of sales volumes of Apple certified Series-7 high performance 1D cordless handheld barcode scanner 7Mi and 7Pi models. Revenue reduction of $0.3 million was due to decreased sales volumes of our Apple certified Series-7 imager based 2D cordless handheld scanner 7Xi and 7Qi models and scanning accessories.

Revenue of mobile handheld computer and legacy products was $0.9 million or 17% of our overall revenue in the first quarter of 2016. Our handheld computer sales included 40% of a one-time $1.6 million order we received last year. Other than the last time buy order, sales of our handheld computer were $228,000, a decrease of $209,000 or 48%, compared to $437,000 million in the first quarter of 2015. As expected, sales of mobile handheld computer continue to decline due to the increased popularity of alternative tablet and smartphone devices. While the handheld computer is no longer a significant part of our going forward revenue expectations, we continue working with our customers to ensure that we can deliver sufficient quantities to meet their demand.

Service comprised 3% of revenue for the first quarter of 2016 and 2015. Our SocketCare service contracts are purchased by our customers in conjunction with the purchase of mobile handheld computers and cordless barcode scanners.

Index

Gross Margins

Our gross margins for the first quarter of 2016 were 49.7%, up from margins of 45.1% for the first quarter a year ago. Improvements in overall margins reflected the component cost reductions received from our suppliers due to our higher volumes of cordless barcode scanner sales and reduction of our overhead by improving the management of our inventories and reducing creation of waste costs including managing excess or obsolete inventories.

Research and Development Expense

Research and development expense in the first quarter of 2016 was $657,000, an increase of 14% compared to expenses of $575,000 in the same quarter a year ago. Increase in the level of research and development expense was primarily due to higher personnel costs reflecting additions to headcount and higher outside services and consulting and professional fees driven by a more aggressive new product development plan during 2016 augmented with outside resources. We expect a moderate increase of research and development expense in the next several quarters due to the addition of new personnel and planned product development expenses.

Sales and Marketing Expense

Sales and marketing expense in the first quarter of 2016 was $687,000, an increase of 11% compared to the expense of $618,000 over the same quarter a year ago. Increases in sales and marketing expense were primarily due to the higher personnel costs reflecting salary increases and higher international market development and management services. Partially offsetting these increases was a decrease in advertising and promotion expense compared to the first quarter a year ago. Sales and marketing expense is expected to remain flat in the second quarter of 2016 but to increase moderately in the third quarter to reflect planned hires of marketing personnel.

General and Administrative Expense

General and administrative expense in the first quarter of 2016 was $563,000, a decrease of 7% compared to the expense of $603,000 in the first quarter of 2015. The drop in general and administrative expense was primarily because, in the first quarter of 2015, there was a one-time charge associated with an involuntary termination of an executive. General and administrative expense is expected to moderately decline in the second quarter of 2016 from the first quarter levels due to the absence of professional fees and other expenses related to the costs of our annual audit which are expensed primarily in the first quarter, and to remain flat for the balance of the year.

Interest Expense, Net of Interest Income

Interest expense was $44,000 in the first quarter of 2016 compared to $75,000 in the first quarter of 2015. Interest expense in each of the comparable first quarters was related primarily to interest on our subordinated credit line, interest on our subordinated convertible notes payable, and interest on amounts drawn on our bank lines of credit (see “NOTE 4 — Related Party Convertible Notes Payable” and “NOTE 5 — Related Party Short Term Notes Payable” for more information). Additionally, interest expense in each of the comparable first quarters includes interest on equipment lease financing obligations. Lower interest expense in the first quarter of 2016 reflected reduced debt balances outstanding during the period. Subordinated credit line ($500K) was paid off at the end of January 2016. Outstanding balances of bank credit line at March 31, 2016 and 2015 were $350,000 and $816,000, respectively.

Index

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable first quarters, reflecting low average cash balances combined with low average rates of return.

Income Taxes

Deferred tax expense in the first quarter of 2016 and 2015 and the corresponding deferred tax liability shown on our balance sheet, is related entirely to the deferred tax liability on the portion of our goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets. We maintain a full valuation allowance for all other components of deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will be realized. We are subject to federal and state taxes on income, but have net operating loss carryforwards sufficient to offset taxable income.

Cash Flows and Contractual Obligations

As reflected in our Statements of Cash Flows, net cash provided by operating activities was $91,000 in the first quarter 2016, compared to net cash used in operating activities of $16,000 in the comparable period a year ago. We calculate net cash provided by or used in operating activities by increasing our net income ($548,000 in the first quarter of 2016), or reducing our net loss ($72,000 in the first quarter of 2015) by those expenses that did not require the use of cash. These items consist of stock based compensation expense, depreciation, amortization of intangible assets, and deferred tax expense. These amounts totaled $138,000 and $105,000 in the first quarter of 2016 and 2015, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In the first quarter of 2016 changes in operating assets and liabilities resulted in a net use of cash of $595,000 and were primarily from reductions of customer deposit applied to the shipments of the last time buy order for our mobile handheld computer product, increases in inventory levels, and declines in stocking levels in our distribution channel reflecting normal fluctuations in distributor stocking. These uses of cash were partially offset by increases in accounts payable and accrued expenses. In the first quarter of 2015 changes in operating assets and liabilities resulted in a net use of cash of $49,000, and were primarily from decreases in accounts payable due to increased payments to suppliers and vendors, and declines in stocking levels in our distribution channel reflecting normal fluctuations in distributor stocking. These uses of cash were partially offset by decreases in accounts receivable due to stronger collections at quarter end and reductions in inventory levels related to our scanning and mobile handheld computer product lines.

In the first quarter of 2016, we used $57,000 in investing activities primarily related to the new accounting and operations management ERP software system and expenditures on tooling. In the comparable period of 2015, we used $28,000 in activities related primarily to expenditures on tooling and purchases of computer equipment.

Index

Cash provided by financing activities for the three months ended March 31, 2016 and 2015, was $56,000 and $154,000, respectively. Financing activities in the first quarter of 2016 consisted primarily of net amounts advanced on our bank lines of credit and the proceeds from the exercise of warrants and stock options, offset by repayment of $500,000 on subordinated notes payable. Financing activities in the first quarter of 2015 consisted primarily of the proceeds from the exercise of warrants and stock options.

Our contractual cash obligations at March 31, 2016 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$2,374,000	$2,374,000	$—	$—	$—
Operating lease	2,867,000	309,000	1,328,000	976,000	254,000
Capital leases	37,000	15,000	22,000	—	—
Total contractual obligations	$5,278,000	$2,698,000	$1,350,000	$976,000	$254,000

We have outstanding amount of $350,000 borrowed under our lines of credit with Western Alliance Bank at March 31, 2016. Accrued interest related to the amounts outstanding at March 31, 2016 was approximately $600. The credit facility agreement for both domestic and international portion expires on February 27, 2018. The agreement may be terminated by us or by the Bank at any time. Upon such termination, the Bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at the Bank’s discretion and the Bank is not obligated to make advances.

Additionally, at March 31, 2016 we had outstanding a total of $753,000 in subordinated convertible notes issued to select officers and directors of the Company. $381,000 of these notes have a term of four years that accrue interest at 8% per annum compounded quarterly, mature on September 4, 2017, and have a note holder call provision that became effective on September 4, 2014. $372,000 of the notes have a term of four years that accrue interest at 18% per annum compounded quarterly through March 30, 2016 and at 12% thereafter, mature on September 4, 2017, and do not have a call provision. Accrued interest for all convertible notes is payable in cash or convertible upon redemption at the holder’s option. The notes and accrued interests are convertible into common stock at the option of the holder at $1.25 per share for the four-year notes. Accrued interest expense as of March 31, 2016 for all convertible notes outstanding was approximately $300,000. The notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Western Alliance Bank.

Off-Balance Sheet Arrangements

As of March 31, 2016, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit line facilities. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the lender's prime rate (minimum of 3.25%) plus 1.5%, for both the domestic line (up to $2.0 million) and the international line (up to $0.5 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. Based on a sensitivity analysis during the quarter ended March 31, 2016, an increase of 1% in the interest rate would have increased our quarterly borrowing costs by approximately $900.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended March 31, 2016, an adverse change of 10% in exchange rates would have resulted in an increase in our net loss for the first quarter 2016 of approximately $28,700 if left unprotected. For the first quarter of 2016, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net gain of $2,500. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the last fiscal quarter ended March 31, 2016 and this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

Item 1A. Risk Factors

The risks described in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

We may not maintain ongoing profitability.

To maintain ongoing profitability, we must accomplish numerous objectives, including continued growth in our business, ongoing support to registered developers whose applications support the use of our data capture products, and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to maintain ongoing profitability. If we cannot maintain ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

We may require additional capital in the future, but that capital may not be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to investors’ stock holdings.

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

Index

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

A significant portion of our revenue comes from a limited number of distributors. In the first quarter of 2016 and 2015, Ingram Micro Inc., ScanSource, Inc., and BlueStar, Inc. together represented approximately 62% and 65%, respectively, of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with any of our significant distributors, we would experience disruption and delays in marketing our products.

Index

We may not be able to collect receivables from customers who experience financial difficulties.

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

Index

We rely primarily on distributors to sell our products, and our sales would suffer if any of these distributors stops selling our products effectively.

Because we sell our products primarily through distributors, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build-up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity.

Our agreements with distributors are generally nonexclusive and may be terminated on short notice by them without cause. Our distributors are not within our control, are not obligated to purchase products from us, and may offer competitive lines of products simultaneously. Sales growth is contingent in part on our ability to enter into additional distribution relationships and expand our sales channels. We cannot predict whether we will be successful in establishing new distribution relationships, expanding our sales channels or maintaining our existing relationships. A failure to enter into new distribution relationships or to expand our sales channels could adversely impact our ability to grow our sales.

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

As of April 28, 2016, we had 5,814,098 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of April 28, 2016, we had 2,162,339 shares of common stock subject to outstanding options under our stock option plans, and 159,034 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

Index

As of April 28, 2016, we had $752,625 in subordinated convertible notes payable. Up to 841,754 shares of common stock could be issued for conversion of the notes plus all accrued interest thru March 31, 2016.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2015 through April 28, 2016, our common stock price fluctuated between a high of $3.70 and a low of $1.82. On July 30, 2012, our common stock was delisted from the NASDAQ market and began trading on the Over-the-Counter Marketplace due to our equity balances falling below the minimum threshold required for continued NASDAQ listing. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: May 6, 2016	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 6, 2016	/s/ David W. Dunlap
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