Form 10-Q
period 2016-06-30
SOCKET MOBILE, INC.
filed 2016-08-12
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

The number of shares of Common Stock ($0.001 par value) outstanding as of August 5, 2016 was 5,842,462 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$5,211,742	$4,485,253	$10,255,528	$8,490,997

Cost of revenues	2,632,031	2,370,284	5,169,537	4,568,390

Gross profit	2,579,711	2,114,969	5,085,991	3,922,607

Operating expenses:
Research and development	741,113	550,284	1,398,131	1,125,335
Sales and marketing	682,756	609,308	1,369,524	1,227,574
General and administrative	576,553	466,326	1,139,104	1,069,552
Total operating expenses	2,000,422	1,625,918	3,906,759	3,422,461

Operating income	579,289	489,051	1,179,232	500,146

Interest expense	(29,766)	(79,999)	(73,410)	(154,669)

Net income before income taxes	549,523	409,052	1,105,822	345,477

Income tax expense	(32,585)	(7,985)	(40,570)	(15,970)

Net income	$516,938	$401,067	$1,065,252	$329,507

Net income per share:
Basic	$0.09	$0.07	$0.19	$0.06
Diluted	$0.07	$0.07	$0.15	$0.06

Weighted average shares outstanding:
Basic	5,821,891	5,545,270	5,733,267	5,529,429
Diluted	7,267,169	5,911,253	6,925,018	5,960,681

 See accompanying notes.

Index

SOCKET MOBILE, INC. BALANCE SHEETS
	June 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,053,915	$938,155
Accounts receivable, net	2,445,307	2,358,883
Inventories, net	879,245	1,326,090
Prepaid expenses and other current assets	198,426	87,556
Total current assets	4,576,893	4,710,684

Property and equipment:
Machinery and office equipment	2,172,722	2,124,297
Computer equipment	977,600	1,049,234
	3,150,322	3,173,531
Accumulated depreciation	(2,709,684)	(2,698,828)
Property and equipment, net	440,638	474,703

Goodwill	4,427,000	4,427,000
Other assets	80,918	75,918
Total assets	$9,525,449	$9,688,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,593,986	$2,214,467
Accrued payroll and related expenses	560,505	602,888
Net deferred revenue on shipments to distributors	1,174,593	1,004,260
Customer deposit	—	640,440
Related party short term notes payable	—	500,000
Related party convertible notes payable-current portion	380,696	380,696
Short term portion of deferred service revenue	66,770	85,578
Short term portion of capital leases and deferred rent	16,168	24,440
Total current liabilities	3,792,718	5,452,769

Related party convertible notes payable	371,929	371,929
Long term portion of deferred service revenue	33,516	39,800
Long term portion of capital leases and deferred rent	300,698	305,016
Deferred income taxes	191,183	175,214
Total liabilities	4,690,044	6,344,728

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 5,842,462 shares at June 30, 2016 and 5,620,455 shares at December 31, 2015	5,842	5,620
Additional paid-in capital	62,637,196	62,210,842
Accumulated deficit	(57,807,633)	(58,872,885)
Total stockholders’ equity	4,835,405	3,343,577
Total liabilities and stockholders’ equity	$9,525,449	$9,688,305

See accompanying notes.

Index

SOCKET MOBILE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$1,065,252	$329,507
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	150,822	96,455
Depreciation and amortization	132,970	99,697
Deferred income tax expense	15,969	15,970

Changes in operating assets and liabilities:
Accounts receivable	(86,424)	(49,714)
Inventories	446,845	336,235
Prepaid expenses and other current assets	(110,870)	36,081
Other assets	(5,000)	(5,000)
Accounts payable and accrued expenses	(620,481)	(686,534)
Accrued payroll and related expenses	(42,383)	(34,661)
Net deferred revenue on shipments to distributors	170,333	(6,362)
Customer deposit	(640,440)	—
Deferred service revenue	(25,092)	(37,674)
Change in deferred rent	5,933	13,644
Net cash provided by operating activities	457,434	107,644

Investing activities
Purchases of equipment	(98,905)	(62,028)
Net cash used in investing activities	(98,905)	(62,028)

Financing activities
Payments on capital leases	(18,523)	(12,265)
Proceeds from borrowings under bank line of credit agreement	350,000	29,190
Repayments of borrowings under bank line of credit agreement	(350,000)	(29,352)
Repayments of related party notes payable	(500,000)	—
Stock options exercised	117,609	33,154
Warrants exercised	158,145	131,250
Net cash provided by (used in) financing activities	(242,769)	151,977

Net increase in cash and cash equivalents	115,760	197,593

Cash and cash equivalents at beginning of period	938,155	632,631
Cash and cash equivalents at end of period	$1,053,915	$830,224

Supplemental disclosure of cash flow information
Cash paid for interest	$11,738	$81,443
Supplemental disclosure of non-cash investing and financing activities
Cashless exercise of warrants	$35	$20

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. At June 30, 2016 and December 31, 2015, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories at June 30, 2016 and December 31, 2015 were as follows:

	June 30,	December 31,
	2016	2015
Raw materials and sub-assemblies	$2,051,088	$2,521,585
Finished goods	30,173	39,083
Inventory reserves	(1,202,016)	(1,234,578)
Inventories, net	$879,245	$1,326,090

NOTE 4 — Related Party Convertible Notes Payable

Short Term Related Party Convertible Notes Payable

Short term related party convertible notes payable were $380,696 at June 30, 2016 and December 31, 2015. Issued on September 4, 2013 to officers and directors of the Company and maturing on September 4, 2017, the notes have an interest rate of 8% per annum that compounds quarterly, and contain a holder call provision that became effective on September 4, 2014. Accrued interest was $95,478 and $77,037 at June 30, 2016 and December 31, 2015, respectively and was included in Accounts Payable and Accrued Expenses. Interest expense for the three and six months ended June 30, 2016 was $9,312 and $18,441, respectively. Interest expense for the three and six months ended June 30, 2015 was $8,601 and $16,942, respectively. The notes and accrued interest are convertible into common stock at the option of the holder at $1.25 per share. The convertible notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with the Company’s bank.

Long Term Related Party Convertible Notes Payable

Long term related party convertible note payable was $371,929 at June 30, 2016 and December 31, 2015. Issued to the Company’s Chairman on September 4, 2013 and maturing on September 4, 2017, the note has an interest rate that compounds quarterly at 18% per annum through March 30, 2016 and at 12% thereafter. Accrued interest was $230,913 and $188,350 at June 30, 2016 and December 31, 2015, respectively and was included in Accounts Payable and Accrued Expenses. Interest expense for the three and six months ended June 30, 2016 was $17,512 and $42,563, respectively. Interest expense for the three and six months ended June 30, 2015 was $22,020 and $42,873, respectively. Principal and accrued interest on the note payable are convertible into common stock at the option of the holder at $1.25 per share. The convertible note is secured by all of the assets of the Company and is subordinated to amounts outstanding under the Company’s working capital bank line of credit with the Company’s bank.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 — Related Party Short Term Notes Payable

On May 15, 2014, the Company’s Board of Directors approved the issue of subordinated notes totaling $650,000 to replace subordinated line of credit notes in the same amount maturing on June 1, 2014. The replacement subordinated notes are two-year notes maturing on June 1, 2016, are repayable by the Company at any time and have an interest rate of 18% per annum payable monthly in cash. Notes payable of $500,000 were outstanding at December 31, 2015. On January 29, 2016, the Company completed repayment of all outstanding credit line notes to the note holders. Interest expense for 2016 related to the line of credit was $7,645. Interest expense for the three and six month periods ended June 30, 2015 related to the line of credit were $26,926 and $53,556, respectively.

NOTE 6 — Bank Financing Arrangements

On February 26, 2016, the Company completed a Business Financing Modification Agreement by and between the Company and Western Alliance Bank (the “Bank) to extend the expiration date of the revolving credit lines for both domestic and international portions to February 27, 2018. Under the terms of the credit facility agreement with the Bank, the Company may borrow up to $2.5 million, of which up to $2.0 million is based on qualified receivables from domestic customers and up to $0.5 million is based on qualified receivables from international customers. In addition, the Company must maintain a minimum liquidity ratio calculated at the end of each month of quick assets (cash plus qualified accounts receivable) to outstanding obligations to the Bank not less than 1.75 to 1.0. Advances against the domestic and international lines are calculated at 70% of qualified receivables. Borrowings under the lines bear an annual interest rate equal to the Bank’s prime rate (minimum of 3.25%) plus 1.5%. There is also a collateral handling fee of 0.1% per month of the financed receivables outstanding. The applicable interest and fees are calculated based on the actual amounts borrowed. The borrowings under the credit facility are secured by a first priority security interest in the assets of the Company. All advances are at the Bank’s discretion and the Bank is not obligated to make advances. The agreement may be terminated by the Company or by the Bank at any time. At June 30, 2016, there were no amounts borrowed, and the total borrowing capacity was approximately $1,530,000.

Total interest expense on the amounts drawn under the Company’s bank credit lines in effect during the three and six months ended June 30, 2016, was $1,813 and $3,000, respectively. Total interest expense on the amounts drawn under the Company’s bank credit lines in effect during the three and six months ended June 30, 2015, was $14,621 and $29,190, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — Segment Information and Concentrations

Segment Information

The Company operates in one segment—mobile systems solutions for businesses. Mobile systems solutions typically consist of mobile devices such as smartphones or tablets, some with data collection peripherals, and third-party vertical applications software. The Company markets its products in the United States and foreign countries through two-tier distribution. Revenues for the geographic areas for three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
United States	$4,198,238	$3,575,031	$8,278,157	$6,408,976
Europe	678,262	716,952	1,415,657	1,400,115
Asia and rest of world	335,242	193,270	561,714	681,906
Total revenues	$5,211,742	$4,485,253	$10,255,528	$8,490,997

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three and six month periods ended June 30, 2016 and 2015 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Ingram Micro Inc.	27%	33%	25%	29%
BlueStar, Inc.	21%	21%	23%	21%
ScanSource, Inc.	15%	21%	14%	20%
Spinal Modulation, Inc.	12%	*	13%	*

_____________

* Customer accounted for less than 10% of total revenues for the period

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks. To date, the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at June 30, 2016 and December 31, 2015 were as follows:

	June 30,	December 31,
	2016	2015
Ingram Micro Inc.	36%	35%
BlueStar, Inc.	30%	22%
ScanSource, Inc.	13%	17%
Ingram Micro Pan Europe GmbH	10%	*

_____________

* Customer accounted for less than 10% of total accounts receivable balances

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. At June 30, 2016, 26% of the Company’s accounts payable balances was concentrated in the top two suppliers. For the three months ended June 30, 2016, these two suppliers accounted for 68% of the inventory purchases.

NOTE 8 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of employee stock options, based on the fair value of the awards as of the date that the awards are issued. The fair values of stock options are generally determined using a binomial lattice valuation model that incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period. Total stock-based compensation expense for the three and six months ended June 30, 2016, was $85,603 and $150,822, respectively. Total stock-based compensation expense for the three and six months ended June 30, 2015, was $49,887 and $96,455, respectively. In the three and six months ended June 30, 2016, 45,000 and 300,500 stock options were granted at weighted average per share fair values estimated at $2.28 and $1.93, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — Net Income Per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$516,938	$401,067	$1,065,252	$329,507

Denominator:
Weighted average common shares outstanding used in computing net income per share:
Basic	5,821,891	5,545,270	5,733,267	5,529,429
Effect of dilutive stock options and warrants (treasury stock method)	1,445,891	365,983	1,191,751	431,252

Diluted	7,267,169	5,911,253	6,925,018	5,960,681

Net income per share:
Basic	$0.09	$0.07	$0.19	$0.06
Diluted	$0.07	$0.07	$0.15	$0.06

NOTE 10 — Income Taxes

The Company has recorded a provision for income taxes of $32,585 and $7,985 for the three months ended June 30, 2016 and 2015, respectively, and $40,570 and $15,970 for the six-month periods ended June 30, 2016 and 2015, respectively. The provisions for income tax for 2016 include federal alternative minimum tax expense of $18,501, state alternative minimum tax expense of $6,100, and deferred tax expense of $15,969. The deferred tax expense and the deferred income tax amounts shown on the Company’s Balance Sheets are related to the deferred tax liability on the portion of the Company’s goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets.

At December 31, 2015, the Company has an unrecognized tax benefit of approximately $754,000, which did not change significantly during the six months ended June 30, 2016. Future changes in the unrecognized tax benefit are unlikely to have an impact on the effective tax rate due to the full valuation allowance recorded on the Company’s deferred tax assets, as realization of the deferred tax assets is dependent upon future taxable income.

The Company has maintained a full valuation allowance for all deferred tax assets due to negative evidence outweighing the positive evidence.  The primary negative evidence includes the Company’s history of losses, the phase out of the SoMo® product line with diminishing revenue for 2016, and no contractual commitment assuring future net income.  However, the Company’s short term trend of net income for the last two years allows for the possible reversal of existing taxable temporary differences.  If the Company continues to remain profitable and determines that the positive evidence outweighs the negative evidence, projected future taxable income could be included in the evaluation.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 — Commitments and Contingencies

Operating Lease

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. The lease agreement expires on June 30, 2022. Monthly base rent increases four percent per year annually on July 1st of each year. Rental expense was $109,507 and $218,045 for the three and six month periods ended June 30, 2016, respectively. Rental expense was $107,098 and $214,598 for the three and six month periods ended June 30, 2015, respectively. The Company recorded a deferred rent obligation in accrued liabilities in the amount of $288,987 and $283,053 at June 30, 2016 and December 31, 2015, respectively.

Future minimum lease payments under the operating lease at June 30, 2016 are as shown below:

Annual minimum payments:	Amount
2016 (July 1, 2016 to December 31, 2016)	$208,503
2017	425,345
2018	442,359
2019	460,053
2020 to 2022	1,229,724
Total minimum payments	$2,765,984

Capital Lease Obligations

The Company leases certain of its equipment under capital leases. These leases are collateralized by their underlying assets. At June 30, 2016 and December 31, 2015, property and equipment with a cost of $36,482 and $124,427, respectively were subject to such financing arrangements. The accumulated depreciation of the assets associated with the capital leases as of June 30, 2016 and December 31, 2015, amounted to $9,120 and $80,150, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Future minimum payments under capital lease and equipment financing arrangements as of June 30, 2016, are as follows:

Annual minimum payments:	Amount
2016 (July 1, 2016 to December 31, 2016)	$6,573
2017	13,146
2018	9,859
Total minimum payments	29,578
Less amount representing interest	(1,699)
Present value of net minimum payments	27,879
Short term portion of capital leases	(11,996)
Long term portion of capital leases	$15,883

Purchase Commitments

As of June 30, 2016, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $2,642,000.

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

Index

Products

Cordless barcode scanners

We offer a family of cordless barcode scanning products that connect over Bluetooth with smartphones, tablets and mobile computers running operating systems from Apple (iOS), Google (Android), and Microsoft (Windows/Windows Mobile). Our cordless barcode scanners include two dimensional (2D) and linear (1D laser and 1D imager) barcode scanners in both colorful standard cases and durable cases. Our series 7 standard models in six vivid colors are lightweight and ergonomically designed for extended use as handheld barcode scanners. Our newest DuraScan family of products have an IP54 rating for use in wet, dusty or harsher environments. The DuraScan 750 began shipping in Q2 2016 and we expect to ship the D730 and D700 in Q3 2016. Our series 8 models are designed to be attached to a smartphone or similar handheld device with a clip to enable one-handed barcode scanning, but can be used as a stand-alone barcode scanner. In Q3, 2016, we expect to ship our Apple-certified DuraCase which attaches as a single unit our Series 8 model barcode scanners to an iPod or similar device for one-handed barcode scanning environments where the devices are intended to stay together. Extended warranty programs are available for all of our barcode scanning products.

Mobile handheld computers

Through June 30, 2016, we offered a family of SoMo® (“Socket® Mobile”) handheld computer products with standard or antimicrobial cases running the Windows Embedded Handheld System 6.5 operating system. Handheld computer accessories include plug-in 1D and 2D barcode scanners, charging cradles, durable cases, and radio frequency identification (RFID) readers with NFC (near field communication). Our handheld computers are designed with wireless LAN (802.11 b/g/n) and Bluetooth connectivity for use with applications that do not require phones. Due to the technical obsolescence of key components, we have phased out this product family in Q2 2016 and expect to exhaust the remaining SoMo® units in Q3 2016.

Service

Our products are warranted for one year and we offer SocketCare extended warranty programs for up to three years including repair or replacement due to accidental breakage. We also repair or replace products that are beyond their warranty period.

Index

Revenues

Total revenues for the three and six months ended June 30, 2016 were $5.2 million and $10.3 million, respectively, an increase of 16% and 21% from revenues of $4.5 million and $8.5 million, respectively, in the comparable periods one year ago. Our product revenues and the corresponding increase in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
Product family:	2016	2015	Increase	2016	2015	Increase
Cordless barcode scanners and accessories	$4,028	$3,947	2%	$8,034	$7,404	9%

Mobile handheld computer and accessories	1,061	423	151%	1,929	860	124%

Services	123	115	7%	293	227	29%

Total	$5,212	$4,485	16%	$10,256	$8,491	21%

Revenue of our cordless barcode scanners and accessories slightly increased by 2% or $0.1 million in the second quarter of 2016, compared to the same quarter a year ago. The increase was mainly from the increased sales volume of our Apple certified Series-7 high performance 1D cordless handheld barcode scanner 7Mi and 7Pi models.

Revenue of cordless barcode scanners and accessories for the six months ended June 30, 2016 was $8.0 million, an increase of 9% or 0.6 million compared to the revenue of $7.4 million in the same period a year ago. The revenue increase of $0.7 million was from increased sales volumes of our Apple certified Series-7 entry level 1D cordless handheld scanner 7Ci and 7Di models. The revenue increase of $0.1 million was from increased sales volume of our Apple certified Series-8 cordless scanner 8Ci and 8Qi models. The revenue of our Apple certified Series-7 imager based 2D cordless handheld scanner 7Xi, 7Qi and D750 models decreased $0.2 million.

Revenue of mobile handheld computer and accessories was $1.1 million or 20% of our overall revenue during the second quarter of 2016. Our handheld computer sales included a $0.6 million last buy order we received a year ago. Other than the last time buy order, sales of our handheld computer in the three and six months ended June 30, 2016 were $418,000 and $648,000, a decrease of 1% and 25% compared to revenues of $423,000 and $860,000 in the corresponding periods one year ago. Sales of our mobile handheld computer have been declining due to the increased popularity of alternative tablet and smartphone devices. We have phased out this product family and expect to exhaust the remaining SoMo® units in Q3 2016.

Service revenues in the three and six months ended June 30, 2016 were $123,000 and $293,000, compared to revenues of $115,000 and $227,000 in the corresponding periods one year ago. Our SocketCare service contracts are purchased by our customers in conjunction with the purchase of mobile handheld computers and cordless barcode scanners.

Index

Gross Margins

Our second quarter margins on sales of 49.5% were similar to the first quarter margins of 49.7% and up from the second quarter margins of 47.2% a year ago. Improvements in overall margins reflected the component cost reductions received from our suppliers due to our higher volumes of cordless barcode scanner sales and reduction of our overhead by reducing costs associated with the management of our inventories.

Research and Development Expense

Research and development expense in the three and six months ended June 30, 2016 were $741,000 and $1,398,000, an increase of 35% and 24% compared to expenses of $550,000 and $1,125,000 in the corresponding periods a year ago. Increase in the level of research and development expense was primarily due to higher personnel costs reflecting additions to headcount and our annual salary increases effective late Q1. Additional increases were from higher outside services and consulting and professional fees driven by the development costs for our new DuraScan and DuraCase products. Research and development expense for the balance of 2016 is expected to remain flat with second quarter levels.

Sales and Marketing Expense

Sales and marketing expense in the three and six months ended June 30, 2016 were $683,000 and $1,370,000, an increase of 12% compared to the expense of $609,000 and $1,228,000 in the corresponding periods a year ago. Increases in sales and marketing expense were primarily due to the higher personnel costs reflecting our annual salary increases and from professional consulting services for European market development and management. Partially offsetting these increases was a decrease in advertising and promotion expense compared to the same periods a year ago. Sales and marketing expense for the balance of 2016 is expected to increase moderately.

General and Administrative Expense

General and administrative expense in the three and six months ended June 30, 2016 were $577,000 and $1,139,000, an increase of 24% and 6% compared to the expenses of $466,000 and $1,070,000 in the same periods one year ago. Increases in the level of general and administrative expense in Q2 were primarily due to higher personnel costs reflecting the effect of our annual salary increases for employees and a one-time NASDAQ listing application fee of $50,000. General and administrative expense is expected to decrease for the balance of 2016.

Index

Interest Expense, Net of Interest Income

Interest expense, net of interest income, in the three and six months ended June 30, 2016 was $30,000 and $73,000, respectively, compared to $80,000 and $155,000, respectively, in the same periods one year ago. Interest expense in each of the comparable periods was related to interest on subordinated credit line, interest on subordinated convertible notes payable (see “NOTE 4 — Related Party Convertible Notes Payable” and “NOTE 5 — Related Party Short Term Notes Payable” for more information), interest on amounts drawn on our bank lines of credit, and interest on equipment lease financing obligations. Lower interest expense in both three and six months in 2016 reflects reduced debt balances outstanding during the period. Subordinated credit line ($500K) was paid off at the end of January 2016. Average outstanding balances of bank credit line during the first six months of 2016 and 2015 were $117,000 and $816,000, respectively.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable periods, reflecting low average rates of return.

Income Taxes

We have recorded a provision for income taxes of $40,570 and $15,970 for the six months ended June 30, 2016 and 2015. The provisions for income tax for 2016 include federal alternative minimum tax expense, state alternative minimum tax expense, and deferred tax expense. The deferred tax expense and the deferred income tax amounts shown on the Company’s Balance Sheets are related to the deferred tax liability on the portion of the Company’s goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets.

We have maintained a full valuation allowance for all deferred tax assets. We are subject to federal and state taxes on income, but have net operating loss carryforwards sufficient to offset taxable income. The utilization of the net operating loss could be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code Section 382 and similar state provisions.

Cash Flows and Contractual Obligations

As reflected in our Statements of Cash Flows, net cash provided by operating activities was $457,000 in the first half of 2016, compared to net cash provided by operating activities of $108,000 in the comparable period a year ago. We calculate net cash provided by or used in operating activities by increasing our net income ($1,065,000 and $330,000 in the first half of 2016 and 2015, respectively) or reducing our net loss by those expenses that did not require the use of cash, and reversing gains or losses that did not generate or use cash. These items consist of stock based compensation expense, depreciation, amortization of intangible assets, and deferred tax expense. These amounts totaled $300,000 and $212,000 in the first half of 2016 and 2015, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

In the first six months of 2016, changes in operating assets and liabilities resulted in a net use of cash of $908,000 which was primarily from decreases in accounts payable due to improvement in paying outstanding balances with our suppliers, reductions of customer deposit applied to the shipments of the last time buy order for our mobile handheld computer product, and increases in prepaid expenses and accounts receivable. The uses of cash were partially offset by reductions in SoMo® inventory which has been phased out as end of life during 2016 and increases in stocking levels in our distribution channel reflecting normal fluctuations in distributor stocking. In the first six months of 2015, changes in operating assets and liabilities resulted in a net use of cash of $434,000, and were primarily from decreases in accounts payable due to increased payments to suppliers and vendors. The uses of cash were partially offset by reductions in inventory levels due to improved inventory control and higher gross shipments in the second quarter of 2015 compared to the fourth quarter of 2014.

Index

In the first six months of 2016, we used $99,000 in investing activities primarily related to expenditures on tooling and on new accounting and operations management ERP software system. In the comparable period of 2015, we used $62,000 in activities related primarily to expenditures on tooling and purchases of computer equipment.

Cash used in financing activities was $243,000 in the first half of 2015 compared to $152,000 provided by financing activities in the same period of 2015. Financing activities in the first six months of 2016 consisted primarily of repayment of $500,000 of subordinated notes payable, offset by the proceeds from the exercise of warrants and stock options. Financing activities in the first half of 2015 consisted primarily of the proceeds from the exercise of warrants and stock options.

Our contractual cash obligations at June 30, 2016 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Unconditional purchase obligations with contract manufacturers	$2,642,000	$2,642,000	$—	$—	$—
Operating leases	2,766,000	417,000	885,000	957,000	507,000
Capital leases	28,000	12,000	16,000	—	—
Total contractual obligations	$5,436,000	$3,071,000	$901,000	$957,000	$507,000

At June 30, 2016, we had outstanding a total of $753,000 in subordinated convertible notes issued to select officers and directors of the Company. $381,000 of these notes have a term of four years that accrue interest at 8% per annum compounded quarterly, mature on September 4, 2017, and have a note holder call provision that became effective on September 4, 2014. $372,000 of the notes have a term of four years that accrue interest at 18% per annum compounded quarterly through March 30, 2016 and at 12% thereafter, mature on September 4, 2017, and do not have a call provision. Accrued interest for all convertible notes is payable in cash or convertible upon redemption at the holder’s option. The notes and accrued interests are convertible into common stock at the option of the holder at $1.25 per share for the four-year notes. Accrued interest expense as of June 30, 2016 for all convertible notes outstanding was approximately $326,000. The notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Western Alliance Bank.

Index

Off-Balance Sheet Arrangements

As of June 30, 2016, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit line facilities. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the lender's prime rate (minimum of 3.25%) plus 1.5%, for both the domestic line (up to $2.0 million) and the international line (up to $0.5 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. Based on a sensitivity analysis during the three months ended June 30, 2016, an increase of 1% in the interest rate would have increased our second quarter borrowing costs by approximately $1,400.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended June 30, 2016, an adverse change of 10% in exchange rates would have resulted in an decrease in our net income for the second quarter of 2016 of approximately $22,700 if left unprotected. For the second quarter of 2016, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net gain of $2,970. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the last fiscal quarter ended June 30, 2016 and this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Index

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

A significant portion of our revenue comes from a limited number of distributors. In the first half year of 2016 and 2015, Ingram Micro Inc., ScanSource, Inc., and BlueStar, Inc. together represented approximately 63% and 70%, respectively, of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with any of our significant distributors, we would experience disruption and delays in marketing our products.

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

As of August 5, 2016, we had 5,842,462 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of August 5, 2016, we had 2,189,467 shares of common stock subject to outstanding options under our stock option plans, and 103,542 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of August 5, 2016, we had $752,625 in subordinated convertible notes payable. Up to 863,213 shares of common stock could be issued for conversion of the notes plus all accrued interest thru June 30, 2016.

Index

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2015 through August 3, 2016, our common stock price fluctuated between a high of $4.05 and a low of $1.82. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date:August 12, 2016	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 12, 2016	/s/ David W. Dunlap
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