Form 10-Q
period 2016-09-30
SOCKET MOBILE, INC.
filed 2016-11-04
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

The number of shares of Common Stock ($0.001 par value) outstanding as of October 31, 2016 was 5,864,505 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$5,102,130	$4,517,898	$15,357,658	$13,008,895

Cost of revenues	2,472,315	2,279,922	7,641,852	6,848,312

Gross profit	2,629,815	2,237,976	7,715,806	6,160,583

Operating expenses:
Research and development	704,335	576,284	2,102,466	1,701,619
Sales and marketing	694,061	609,666	2,063,585	1,837,240
General and administrative	513,114	450,783	1,652,218	1,520,335
Total operating expenses	1,911,510	1,636,733	5,818,269	5,059,194

Operating income	718,305	601,243	1,897,537	1,101,389

Interest expense	(28,970)	(63,483)	(102,380)	(218,152)

Net income before income taxes	689,335	537,760	1,795,157	883,237
Income tax expense	(20,285)	(7,985)	(60,855)	(23,955)

Net income	$669,050	$529,775	$1,734,302	$859,282

Net income per share:

Basic	$0.11	$0.10	$0.30	$0.16
Diluted	$0.10	$0.09	$0.27	$0.14

Weighted average shares outstanding:

Basic	5,842,609	5,560,197	5,769,981	5,539,766
Diluted	6,924,255	5,980,382	6,849,988	5,959,951

 See accompanying notes.

Index

SOCKET MOBILE, INC.
BALANCE SHEETS

	September 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,146,113	$938,155
Accounts receivable, net	2,653,824	2,358,883
Inventories, net	1,139,615	1,326,090
Prepaid expenses and other current assets	227,502	87,556
Total current assets	5,167,054	4,710,684

Property and equipment:
Machinery and office equipment	2,175,962	2,124,297
Computer equipment	1,006,144	1,049,234
	3,182,106	3,173,531
Accumulated depreciation	(2,677,928)	(2,698,828)
Property and equipment, net	504,178	474,703

Goodwill	4,427,000	4,427,000
Other assets	75,918	75,918
Total assets	$10,174,150	$9,688,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,575,164	$2,214,467
Accrued payroll and related expenses	562,129	602,888
Net deferred revenue on shipments to distributors	1,025,584	1,004,260
Customer deposit	—	640,440
Related party and other short term credit line notes payable	—	500,000
Related party convertible notes payable-current portion	752,625	380,696
Short term portion of deferred service revenue	57,507	85,578
Short term portion of capital leases and deferred rent	34,465	24,440
Total current liabilities	4,007,474	5,452,769

Related party convertible notes payable	—	371,929
Long term portion of deferred service revenue	30,179	39,800
Long term portion of capital leases and deferred rent	339,185	305,016
Deferred income taxes	199,168	175,214
Total liabilities	4,576,006	6,344,728

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 5,842,945 shares at September 30, 2016 and 5,620,455 shares at December 31, 2015	5,843	5,620
Additional paid-in capital	62,730,884	62,210,842
Accumulated deficit	(57,138,583)	(58,872,885)
Total stockholders’ equity	5,598,144	3,343,577
Total liabilities and stockholders’ equity	$10,174,150	$9,688,305

See accompanying notes.

Index

SOCKET MOBILE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income	$1,734,302	$859,282
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	244,052	151,924
Depreciation and amortization	209,707	149,069
Deferred income tax expense	23,954	23,955

Changes in operating assets and liabilities:
Accounts receivable	(294,941)	(425,529)
Inventories	186,475	(14,795)
Prepaid expenses and other current assets	(139,946)	37,691
Other assets	—	(5,000)
Accounts payable and accrued expenses	(639,303)	(805,158)
Accrued payroll and related expenses	(40,759)	(10,758)
Net deferred revenue on shipments to distributors	21,324	109,159
Customer deposit	(640,440)	800,510
Deferred service revenue	(37,692)	(62,199)
Change in deferred rent	4,890	16,611
Net cash provided by operating activities	631,623	824,762

Investing activities
Purchases of equipment	(175,080)	(278,302)
Net cash used in investing activities	(175,080)	(278,302)

Financing activities
Payments on capital leases	(24,798)	(17,635)
Proceeds from borrowings under bank line of credit agreement	350,000	136,805
Repayments of borrowings under bank line of credit agreement	(350,000)	(539,574)
Repayments of related party and other short term credit line notes payable	(500,000)	(100,000)
Stock options exercised	118,068	72,133
Warrants exercised	158,145	131,250
Net cash used in financing activities	(248,585)	(317,021)

Net increase in cash and cash equivalents	207,958	229,439

Cash and cash equivalents at beginning of period	938,155	632,631
Cash and cash equivalents at end of period	$1,146,113	$862,070

Supplemental disclosure of cash flow information
Cash paid for interest	$12,873	$115,430
Supplemental disclosure of non-cash investing and financing activities
Equipment purchased under capital lease	$64,101	$—
Cashless exercise of warrants	$35	$—

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with an original maturity date of three months or less at date of purchase to be cash equivalents. At September 30, 2016 and December 31, 2015, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposits in banks. The aggregate cash balance on deposit in these accounts is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance on deposit in these accounts may, at times, exceed the federally insured limits. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories at September 30, 2016 and December 31, 2015 were as follows:

	September 30,	December 31,
	2016	2015
Raw materials and sub-assemblies	$2,294,799	$2,521,585
Finished goods	46,832	39,083
Inventory reserves	(1,202,016)	(1,234,578)
Inventories, net	$1,139,615	$1,326,090

NOTE 4 — Short Term Related Party Convertible Notes Payable

The balance of short term convertible notes payable to officers and directors of the company is $752,625 at September 30, 2016. $380,696 of these notes have an original term of four years that accrue interest at 8% per annum compounded quarterly, mature on September 4, 2017, and have a note holder call provision. $371,929 of these notes, previously classified as long term, are classified as a current liability as of September 30, 2016 as they now mature within one year on September 4, 2017, have an original term of four years that accrue interest at 18% per annum compounded quarterly through March 30, 2016 and at 12% thereafter, and do not have a note holder call provision. Accrued interest for all convertible notes was $354,227 and $265,387 at September 30, 2016 and December 31, 2015, respectively and was included in Accounts Payable and Accrued Expenses. Interest expense for the three and nine months ended September 30, 2016 was $27,836 and $89,507, respectively. Interest expense for the three and nine months ended September 30, 2015 was $32,130 and $91,945, respectively. The notes and accrued interest are convertible into common stock at the option of the holder at $1.25 per share. The convertible notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with the Company’s bank.

NOTE 5 — Related Party and Other Short Term Credit Line Notes Payable

On May 15, 2014, the Company’s Board of Directors approved the issue of subordinated line of credit notes totaling $650,000 to replace subordinated line of credit notes in the same amount maturing on June 1, 2014. The replacement subordinated notes were two-year notes maturing on June 1, 2016, were repayable by the Company at any time and had an interest rate of 18% per annum payable monthly in cash. Notes payable of $500,000 were outstanding at December 31, 2015. On January 29, 2016, the Company completed repayment of all outstanding credit line notes to the note holders. Interest expense for 2016 related to the line of credit was $7,645. Interest expense for the three and nine month periods ended September 30, 2015 related to the line of credit were $24,214 and $77,770, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — Bank Financing Arrangements

On February 26, 2016, the Company completed a Business Financing Modification Agreement by and between the Company and Western Alliance Bank (the “Bank) to extend the expiration date of the revolving credit lines for both domestic and international portions to February 27, 2018. Under the terms of the credit facility agreement with the Bank, the Company may borrow up to $2.5 million, of which up to $2.0 million is based on qualified receivables from domestic customers and up to $0.5 million is based on qualified receivables from international customers. In addition, the Company must maintain a minimum liquidity ratio calculated at the end of each month of quick assets (cash plus qualified accounts receivable) to outstanding obligations to the Bank not less than 1.75 to 1.0. Advances against the domestic and international lines are calculated at 70% of qualified receivables. Borrowings under the lines bear an annual interest rate equal to the Bank’s prime rate (minimum of 3.25%) plus 1.5%. There is also a collateral handling fee of 0.1% per month of the financed receivables outstanding. The applicable interest and fees are calculated based on the actual amounts borrowed. The borrowings under the credit facility are secured by a first priority security interest in the assets of the Company. All advances are at the Bank’s discretion and the Bank is not obligated to make advances. The agreement may be terminated by the Company or by the Bank at any time. At September 30, 2016, there were no amounts borrowed, and the total borrowing capacity was approximately $1,698,000.

Total interest expense on the amounts drawn under the Company’s bank credit lines in effect during the three and nine months ended September 30, 2016, was zero and $3,000, respectively. Total interest expense on the amounts drawn under the Company’s bank credit lines in effect during the three and nine months ended September 30, 2015, was $6,373 and $35,562, respectively.

NOTE 7 — Segment Information and Concentrations

Segment Information

The Company operates in one segment—mobile systems solutions for businesses. Mobile systems solutions typically consist of mobile devices such as smartphones or tablets, some with data collection peripherals, and third-party vertical applications software. The Company markets its products in the United States and foreign countries through two-tier distribution. Revenues for the geographic areas for three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
United States	$4,030,547	$3,698,721	$12,308,704	$10,107,697
Europe	821,782	519,765	2,237,439	1,919,880
Asia and rest of world	249,801	299,412	811,515	981,318
Total revenues	$5,102,130	$4,517,898	$15,357,658	$13,008,895

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues in the three and nine month periods ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Ingram Micro Inc.	29%	30%	27%	29%
BlueStar, Inc.	21%	27%	23%	23%
ScanSource, Inc.	19%	19%	16%	20%
Spinal Modulation, Inc.	*	*	10%	*

_____________

* Customer accounted for less than 10% of total revenues for the period

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks. To date, the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at September 30, 2016 and December 31, 2015 were as follows:

	September 30,	December 31,
	2016	2015
Ingram Micro Inc.	27%	35%
ScanSource, Inc.	22%	17%
BlueStar, Inc.	21%	22%
ScanSource Europe SPRL	11%	*

_____________

* Customer accounted for less than 10% of total accounts receivable balance at period end

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. At September 30, 2016, 28% of the Company’s accounts payable balances was concentrated in the top two suppliers. For the nine months ended September 30, 2016, these two suppliers accounted for 62% of the inventory purchases.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of employee stock options, based on the fair value of the awards as of the date that the awards are issued. The fair values of stock options are generally determined using a binomial lattice valuation model that incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period. Total stock-based compensation expense for the three and nine months ended September 30, 2016, was $93,230 and $244,052, respectively. Total stock-based compensation expense for the three and nine months ended September 30, 2015 was $55,470 and $151,924, respectively. In the three and nine months ended September 30, 2016, 28,800 and 329,300 stock options were granted at weighted average per share fair values estimated at $1.94 and $1.93, respectively.

NOTE 9 — Net Income Per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$669,050	$529,775	$1,734,302	$859,282

Convertible note interest	$27,836	—	$89,507	—

Adjusted diluted net income	$696,886	$529,775	$1,823,809	$859,282

Denominator:
Weighted average common shares outstanding used in computing net income per share:
Basic	5,842,609	5,560,197	5,769,981	5,539,766
Effect of dilutive stock options and warrants (treasury stock method)	1,081,646	420,185	1,080,007	420,185

Diluted	6,924,255	5,980,382	6,849,988	5,959,951

Net income per share:
Basic	$0.11	$0.10	$0.30	$0.16
Diluted	$0.10	$0.09	$0.27	$0.14

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 — Taxes

The Company has recorded a provision for income taxes of $20,285 and $7,985 for the three months ended September 30, 2016 and 2015, respectively, and $60,855 and $23,955 for the nine-month periods ended September 30, 2016 and 2015, respectively. The provisions for income tax for 2016 include federal alternative minimum tax expense of $27,750, state alternative minimum tax expense of $9,150, and deferred tax expense of $23,954. The deferred tax expense and the deferred income tax amounts shown on the Company’s Balance Sheets are related to the deferred tax liability on the portion of the Company’s goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets.

At December 31, 2015, the Company has an unrecognized tax benefit of approximately $754,000, which did not change significantly during the nine months ended September 30, 2016. Future changes in the unrecognized tax benefit are unlikely to have an impact on the effective tax rate due to the full valuation allowance recorded on the Company’s deferred tax assets, as realization of the deferred tax assets is dependent upon future taxable income.

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

NOTE 11 — Commitments and Contingencies

Operating Lease

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. The lease agreement expires on June 30, 2022. Monthly base rent increases four percent per year annually on July 1st of each year. Rental expense was $109,004 and $327,049 for the three and nine month periods ended September 30, 2016, respectively. Rental expense was $107,352 and $321,950 for the three and nine month periods ended September 30, 2015, respectively. The Company recorded a deferred rent obligation in accrued liabilities in the amount of $287,944 and $283,053 at September 30, 2016 and December 31, 2015, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Future minimum lease payments under the operating lease at September 30, 2016 are shown below:

Annual minimum payments:	Amount
2016 (October 1, 2016 to December 31, 2016)	$104,251
2017	425,345
2018	442,359
2019	460,053
2020 to 2022	1,229,724
Total minimum payments	$2,661,732

Capital Lease Obligations

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At September 30, 2016 and December 31, 2015, property and equipment with a cost of $100,584 and $124,427, respectively, were subject to such financing arrangements. The accumulated depreciation of the assets associated with the capital leases as of September 30, 2016 and December 31, 2015, amounted to $16,167 and $80,150 respectively.

Future minimum payments under capital lease and equipment financing arrangements as of September 30, 2016 are as follows:

Annual minimum payments:	Amount
2016 (October 1, 2016 to December 31, 2016)	$7,409
2017	30,048
2018	27,607
2019	18,635
2020	9,545
Total minimum payments	93,244
Less amount representing interest	(7,537)
Present value of net minimum payments	85,707
Short term portion of capital leases	(26,123)
Long term portion of capital leases	$59,584

Purchase Commitments

As of September 30, 2016, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $2,873,000.

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

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Financial Accounting Standards

In May 2014, the FASB issued authoritative guidance amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The existing industry guidance will be eliminated when the new guidance becomes effective and annual disclosures will be substantially revised. Additional disclosures will also be required under the new standard. In July 2015, the FASB approved a proposal that extended the required implementation date one year to the first quarter of 2018 but also would permit companies to adopt the standard at the original effective date of 2017. Implementation may be either through retrospective application to each period from the first quarter of 2017 or with a cumulative effect adjustment upon adoption in 2018. In April 2016, the FASB issued amendments, ASU No. 2016-10, that clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The standard should be adopted concurrently with adoption of ASU No. 2014-09 which is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted. We are still assessing the impact of this new standard but anticipate to apply a cumulative effects adjustment on January 1, 2017. Going forward, we will recognize revenue upon shipment less an allowance for estimated returns.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company's financial position, results of operations or cash flows.

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

We offer barcode scanning products for both 1D (imager and laser) and 2D barcode scanning in standard and durable cases. Our 7 Series barcode scanners are lightweight and ergonomically designed for easy handling as a stand-alone cordless barcode scanner. Our 7 Series standard cases come in six vivid colors and our 7 Series durable barcode scanners are designed for use in environments needing a more durable barcode scanner. Our 8 Series cordless barcode scanners in linear imaging and 2D models are designed to be attachable to smartphones for one-handed barcode scanning and can also be used in handheld mode. During the third quarter, we expanded our product line with the introduction of a new family of products. These include our Durascan 2D version D750 and laser barcode scanners D730 and our upcoming 1D version D700 releasing in Q4 2016. These products were designed with a weatherproof IP54 rating and level of durability and usability to match the specific demands of the mobile point of sale, manufacturing, field service, and transportation markets. We also began shipping our new Duracase solution which creates a flexible, sled-based, onehanded barcode scanner that combines one of our 800 series 1D or 2D attachables with an iPod Touch. This is a scanning solution that is designed to work together, charge together, and stay together as one unit in a single-handed package. Variations of our Duracase for Android devices are already in development for release early next year. These products are expected to add to our revenue in 2017.

Many smartphones and tablets now offer Near Field Communications (“NFC”), and RFID technology along with digital wallet applications for loyalty cards, identification cards, payment cards, coupons, event tickets and others which leverage the exchange of electronic “tokens”. These tokens can be exchanged through another NFC enabled device. We are incorporating an NFC reader/writer into the base of a retail accessory stand that today enables customers to scan barcoded documents. The NFC reader/writer may also be used as a stand-alone base. In addition, we are developing a handheld NFC reader/writer for similar purposes. We are working with our registered developers to encourage them to include Near Field Communications capabilities in their mobile applications.

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

Index

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

Products

Cordless barcode scanners

We offer a family of cordless barcode scanning products that connect over Bluetooth with smartphones, tablets and mobile computers running operating systems from Apple (iOS), Google (Android), and Microsoft (Windows/Windows Mobile). Our cordless barcode scanners include two dimensional (2D) and linear (1D laser and 1D imager) barcode scanners in both colorful standard cases and durable cases. Our series 7 standard models in six vivid colors are lightweight and ergonomically designed for extended use as handheld barcode scanners. Our new DuraScan family of products were designed with a weatherproof IP54 rating for use in wet, dusty or harsher environments. During the third quarter, we shipped the 2D model DuraScan D750, which was introduced at the end of the second quarter, and began shipping our laser DuraScan D730 model near the quarter end. We also began shipping our new Duracase solution which creates a flexible, sled-based, onehanded barcode scanner that combines one of our 800 series 1D or 2D attachables with an iPod Touch. This is a scanning solution that is designed to work together, charge together, and stay together as one unit in a single-handed package. Extended warranty programs are available for all of our barcode scanning products.

Mobile handheld computers

Through June 30, 2016, we offered a family of SoMo® (“Socket® Mobile”) handheld computer products with standard or antimicrobial cases running the Windows Embedded Handheld System 6.5 operating system. Handheld computer accessories included plug-in 1D and 2D barcode scanners, charging cradles, durable cases, and radio frequency identification (RFID) readers with NFC (near field communication). Our handheld computers were designed with wireless LAN (802.11 b/g/n) and Bluetooth connectivity for use with applications that did not require phones. Due to the technical obsolescence of key components, we phased out this product family in Q2 2016 and exhausted the remaining SoMo® units in Q3 2016.

Service

Our products are warranted for one year and we offer SocketCare extended warranty programs for up to five years including repair or replacement due to accidental breakage. We also repair or replace products that are beyond their warranty period.

Index

Revenues

Total revenue for the third quarter of 2016 was $5.1 million, an increase of thirteen percent compared to revenue of $4.5 million for the same quarter a year ago. For the nine months ended September 30, 2016, revenue was $15.4 million, compared to revenue of $13.0 million in the comparable period one year ago. Our product revenues and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
Product family:	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
Cordless barcode scanners and accessories	$4,635	$4,029	15%	$12,669	$11,433	11%

Mobile handheld computer, accessories and license fees	400	379	6%	2,329	1,239	88%

Services	67	110	(39%)	360	337	7%

Total	$5,102	$4,518	13%	$15,358	$13,009	18%

Revenue of our cordless barcode scanners and accessories increased by 15% or $0.6 million in the third quarter of 2016, compared to the same quarter a year ago. Revenue increase of $0.5 million was from increased sales volumes of our cordless handheld barcode scanners. These scanners consist of entry level linear imagers, 2D, and laser barcode scanners. Revenue increase of $0.2 million was from our attachable barcode scanners. Our attachable scanners consist of linear imager and 2D scanners. The revenue from our scanning accessories decreased $0.1 million.

Revenue of cordless barcode scanners and accessories for the nine months ended September 30, 2016 was $12.7 million, an increase of 11% or $1.2 million compared to the revenue of $11.4 million in the same period a year ago. Revenue increase of $1.1 million was from increased sales volumes of our cordless handheld barcode scanners. Revenue increase of $0.2 million was from our attachable barcode scanners. The revenue from scanning accessories decreased $0.1 million.

The product family of Mobile handheld computer was phased out in Q2 2016. Revenue of mobile handheld computer,accessories and license fees in the nine months ended September 30, 2016 included a last buy order and a one-time license fees from one of our legacy SoMo® customers. Other than the last time buy order and the one-time license fees, sales of our mobile handheld computer and accessories in the three and nine months ended September 30, 2016 were $150,000 and $798,000, a decrease of 60% and 36% compared to revenues of $379,000 and $1,239,000 in the corresponding periods one year ago.

Index

Service revenues in the three and nine months ended September 30, 2016 were $67,000 and $360,000, compared to revenues of $110,000 and $337,000 in the corresponding periods one year ago. Our SocketCare service contracts are purchased by our customers in conjunction with the purchase of cordless barcode scanners and mobile handheld computers. We also repair or replace products that are beyond their warranty period.

Gross Margins

Our third quarter margin on sale was $2.6 million or 51.5% of revenue compared to margin of 49.5% in the previous quarter and in the same quarter a year ago. The higher margin for the third quarter was due largely to the license fee revenue which has a zero cost component. Our margins continue to benefit from manufacturing efficiencies and engineering and component price reductions for our cordless barcode scanning products. We expect operating margins in the fourth quarter to remain in the 48% to 50% range.

Research and Development Expense

Research and development expense in the three and nine months ended September 30, 2016 were $704,000 and $2,102,000, an increase of 22% and 24% compared to expenses of $576,000 and $1,702,000 in the corresponding periods one year ago. Increase in the level of research and development expense was primarily due to higher personnel costs reflecting additions to headcount and our annual salary increases effective late Q1. Additional increases were from higher outside services and consulting and professional fees driven by the development costs for our new DuraScan and DuraCase products. Research and development expense for the fourth quarter of 2016 is expected to remain flat with the third quarter levels.

Sales and Marketing Expense

Sales and marketing expense in the three and nine months ended September 30, 2016 were $694,000 and $2,064,000, an increase of 14% and 12% compared to expense of $610,000 and $1,837,000 in the corresponding periods one year ago. Increases in sales and marketing expense were primarily due to the higher personnel costs reflecting our annual salary increases and from professional consulting services for European market development and management. Sales and marketing expense for the fourth quarter is expected to be similar to the third quarter.

General and Administrative Expense

General and administrative expense in the three and nine months ended September 30, 2016 were $513,000 and $1,652,000, an increase of 14% and 9% compared to the expenses of $451,000 and $1,520,000 in the same periods one year ago. Increases in the level of general and administrative expense were primarily due to higher personnel costs reflecting the effect of our annual salary increases for employees and a one-time NASDAQ listing application fee of $50,000 in the second quarter. General and administrative expense is expected to slightly increase in the fourth quarter of 2016 from third quarter levels.

Index

Interest Expense, Net of Interest Income

Interest expense and other, net of interest income and other, in the three and nine months ended September 30, 2016 was $29,000 and $102,000, respectively, compared to $63,000 and $218,000, respectively, in the same periods one year ago. Interest expense in each of the comparable periods was related to interest on subordinated credit line, interest on subordinated convertible notes payable (see “NOTE 4 — Short Term Related Party Convertible Notes Payable” and “NOTE 5 — Related Party Short Term Notes Payable” for more information), interest on amounts drawn on our bank lines of credit, and interest on equipment lease financing obligations. Lower interest expense in both comparable three and nine months in 2016 reflects reduced debt balances outstanding during the period. Subordinated credit line ($500K) was paid off at the end of January 2016. Average outstanding balances of bank credit line during the first nine months of 2016 and 2015 were $78,000 and $660,000, respectively.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable periods, reflecting low average rates of return.

Income Taxes

We have recorded a provision for income taxes of $60,855 and $23,955 for the nine months ended September 30, 2016 and 2015. The provisions for income tax for 2016 include federal alternative minimum tax expense, state alternative minimum tax expense, and deferred tax expense. The deferred tax expense and the deferred income tax amounts shown on the Company’s Balance Sheets are related to the deferred tax liability on the portion of the Company’s goodwill amortized for tax purposes. Due to the indefinite characteristic of this deferred tax liability, it cannot be offset against deferred tax assets.

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

Cash Flows and Contractual Obligations

As reflected in our Statements of Cash Flows, net cash provided by operating activities was $632,000 and $825,000 in the first nine months of 2016 and 2015, respectively. We calculate net cash provided by operating activities by increasing our net income ($1,734,000 and $859,000 in the first nine months of 2016 and 2015, respectively) or reducing our net loss by those expenses that did not require the use of cash. These items consist of stock based compensation expense, depreciation, amortization of intangible assets, and deferred tax expense. These amounts totaled $478,000 and $325,000 in the first nine months of 2016 and 2015, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

Index

In the first nine months of 2016, changes in operating assets and liabilities resulted in a net use of cash of $1,580,000 which was primarily from decreases in accounts payable due to improvement in paying outstanding balances with our suppliers, reductions of customer deposit applied to the shipments of the last time buy order for our mobile handheld computer product, and increases in accounts receivable and prepaid expenses. The uses of cash were partially offset by reductions in SoMo® inventory which has been phased out as end of life during 2016. In the first nine months of 2015, changes in operating assets and liabilities resulted in a net use of cash of $359,000 and were primarily from decreases in accounts payable due to increased payments to suppliers and vendors, and increases in accounts receivable due to the higher level of shipments to distributors in the third quarter 2015 compared to the fourth quarter 2014. The uses of cash were partially offset by an $800,000 deposit collected from the OEM customer who placed a $1.6 million last time buy order for our mobile handheld computer product and increases of the inventory levels in our distribution channel.

In the first nine months of 2016, we used $175,000 in investing activities related to expenditures on tolling and purchases of computer software and hardware. In the comparable period of 2015, we used $278,000 in investing activities primarily related to a new accounting and operations management ERP software system and to expenditures on tooling.

In the first nine months of 2016, cash used in financing activities was $249,000 which consisted primarily of repayment of $500,000 on subordinated related party notes payable, offset by the proceeds from the exercise of warrants and stock options in the amount of $276,000. In the first nine months of 2015, $317,000 was used in financing activities which consisted of reduction of our bank credit line balance by $403,000, repayment of $100,000 on subordinated related party notes payable, and partially offset by proceeds from the exercise of warrants and stock options in the amount of $203,000.

Our contractual cash obligations at September 30, 2016 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Unconditional purchase obligations with contract manufacturers	$2,873,000	$2,873,000	$—	$—	$—
Operating leases	2,662,000	421,000	894,000	966,000	381,000
Capital leases	86,000	26,000	46,000	14,000	—
Total contractual obligations	$5,621,000	$3,320,000	$940,000	$980,000	$381,000

Index

At September 30, 2016, we had outstanding a total of $753,000 in subordinated convertible notes issued to select officers and directors of the Company. $381,000 of these notes have an original term of four years that accrue interest at 8% per annum compounded quarterly, mature on September 4, 2017, and have a note holder call provision that became effective on September 4, 2014. $372,000 of the notes have an original term of four years that accrue interest at 18% per annum compounded quarterly through March 30, 2016 and at 12% thereafter, mature on September 4, 2017, and do not have a call provision. Accrued interest for all convertible notes is payable in cash or convertible upon redemption at the holder’s option. The notes and accrued interests are convertible into common stock at the option of the holder at $1.25 per share for the four-year notes. Accrued interest expense as of September 30, 2016 for all convertible notes outstanding was approximately $354,000. The notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Western Alliance Bank.

Off-Balance Sheet Arrangements

As of September 30, 2016, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit line facilities. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the lender's prime rate (minimum of 3.25%) plus 1.5%, for both the domestic line (up to $2.0 million) and the international line (up to $0.5 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. Based on a sensitivity analysis during the nine months ended September 30, 2016, an increase of 1% in the interest rate would have increased our year to date borrowing costs by approximately $1,000.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets at the end of the quarter ended September 30, 2016, an adverse change of 10% in exchange rates would have resulted in an decrease in our net income for the third quarter of 2016 of approximately $32,800 if left unprotected. For the third quarter of 2016, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $2,400. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the last fiscal quarter ended September 30, 2016 and this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A significant portion of our revenue comes from a limited number of distributors. In the first nine months of 2016 and 2015, Ingram Micro Inc., ScanSource, Inc., and BlueStar, Inc. together represented approximately 66% and 72%, respectively, of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with any of our significant distributors, we would experience disruption and delays in marketing our products.

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

As of October 31, 2016, we had 5,864,505 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of October 31, 2016, we had 2,175,374 shares of common stock subject to outstanding options under our stock option plans, and 95,592 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

Index

As of October 31, 2016, we had $752,625 in subordinated convertible notes payable. Up to 885,481 shares of common stock could be issued for conversion of the notes plus all accrued interest thru September 30, 2016.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2015 through October 31, 2016, our common stock price fluctuated between a high of $4.05 and a low of $1.82. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: November 4, 2016	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 4, 2016	/s/ David W. Dunlap
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