Form 10-K
period 2016-12-31
SOCKET MOBILE, INC.
filed 2017-03-24
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of June 30, 2016, the aggregate market value of the registrant’s Common Stock ($0.001 par value) held by non-affiliates of the registrant was $20,497,689 based on the closing sale price as reported on the NASDAQ Marketplace system.

Number of shares of Common Stock ($0.001 par value) outstanding as of March 13, 2017: 5,938,413 shares

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III are incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2017. Such Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 1. Business

The Company and its Products

We are a leading producer of data capture products for mobile applications used in business mobility markets worldwide. Our products are incorporated into mobile applications used in mobile point of sale (mPOS), enterprise mobility, asset tracking, control systems, logistics, event management, medical and education. Our primary products are cordless data capture devices that connect over Bluetooth and work with applications running on smartphones, mobile computers and tablets using operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®). We offer an easy-to-use software developer kit (SDK) to mobile application developers to enable them to integrate our products into their applications. Our products become an ingredient of the mobile application solution. Our products are marketed by the application developer or their resellers as part of that solution. Our registered developer program for data capture applications has grown from 700 developers at the beginning of 2015 to more than 1,500 developers at the beginning of 2017.

We offer barcode scanning products for both 1D (imager and laser) and 2D barcode scanning in standard and durable cases. During 2016, we introduced our DuraScan™ line of durable barcode scanners in 3 models: linear imager (D700), laser (D730) and 2D imager (D750). Using the same ergonomic form factor, these barcode scanners have an IP54 durability rating and improved usability features in industrial colors: Construction Orange, Safety Green and Utility Gray. Our 7 Series standard barcode scanners are lightweight and ergonomically designed for easy handling as a stand-alone cordless barcode scanner. Our 7 Series come in 6 vivid colors: blue, gray, green, red, white and yellow. Our SocketScan™ 800 Series cordless barcode scanners in linear imaging and 2D models are designed to be attachable to smartphones and other mobile devices for more integrated barcode scanning and can also be used in simple handheld mode. They attach to mobile devices with an easily detachable clip. During 2016, we introduced an 800 series sleeve solution, “DuraCase”, designed to keep an iPod or smartphone and barcode scanner together and enabling both devices to be used and charged simultaneously and easily operated with a single hand.

In 2016, Socket Mobile developed the D600, a Contactless SmartTag Reader Writer version of our durable handheld barcode scanner which will be available in 2017. The D600 can read and write many different types of electronic SmartTags, including NFC. SmartTags are used in many applications today, like digital wallet applications for loyalty cards, identification cards, payment cards, coupons, event tickets and others which leverage the exchange of electronic “tokens”. These tokens can be exchanged via NFC enabled devices. We are also incorporating the Contactless SmartTag reader/writer technology into the base of a retail accessory stand that today enables customers to scan barcoded documents. The Contactless SmartTag reader/writer may also be used as a stand-alone base. We will work with our registered developers during 2017 and beyond to encourage them to use Smart Tags to include Near Field Communications capabilities in their mobile applications.

Our Software Developer Kit (“SDK”) supports all of our data capture devices (both barcode reader and Smartcard Reader Writer) with a single installation, making it easy for a developer to integrate our data capture capabilities into their Application centric solution while giving the customer the ability to select the products that work best for them. Socket Mobile’s SDK enables the developer to modify, control the placement of the captured data in their application, and control the feedback to the user that the transaction and transmission was successfully completed. Socket Mobile SDK also enables the built-in camera in a customer’s smartphone or tablet to be used for occasional or lower volume data collection requirements.

Cordless barcode scanning represented 86 percent of our revenue in 2016, up from 85 percent in 2015. Handheld computer and legacy product revenue represented 12 percent of our revenue in 2016 and 13 percent of our revenue in 2015. Service revenue represented 2 percent of our revenue in both 2016 and 2015. In 2016, we discontinued our handheld mobile computer. The handheld mobile computer introduced in 2007 has been in decline for several years as developers move their applications to smartphones and tablets.

Socket Mobile designs its own products and is responsible for all associated test equipment. Socket Mobile uses third party contract manufacturers to make many components. We perform final product assembly, test and packaging and distribute our products at and from our Newark, California facility. We offer our products worldwide through two-tier distribution enabling customers to purchase from a large number of on-line resellers around the world including application developers who resell their own products along with our data capture products. We believe growth in mobile applications and the mobile workforce are resulting from technical advances in mobile technologies, cost reductions in mobile devices and the growing adoption by businesses of mobile applications, building a growing demand for our products. Our data capture products address the need for speed and accuracy by today’s mobile workers and by the systems supporting those workers, thereby enhancing their productivity and allowing them to exploit time sensitive opportunities and improve customer satisfaction.

Our Mission, Vision and Core Values

Our mission is to supply innovative and cost effective data capture tools for businesses that use mobile platforms to conduct business in mobile environments.

Our vision is to manage the complexity of capturing and delivering data across a spectrum of data sources, network technologies and mobile systems so that our customers can concentrate on applications of the data. Our customers are application developers and their customers in need of data capture solutions.

We have embraced the following core values:

Accountability: We take ownership and responsibility for our actions and performance. We learn from our mistakes and celebrate our successes.

Customer Focus: We live by and for our customers' success. We want to earn their top-of-mind choice, enhance their final customer experience, and create value through our relationship.

Excellence: We take pride in what we make and do and value the creativity, talent, ambition, and drive of each employee to be his or her best and to achieve superior results.

Integrity: We are honest and ethical in all our dealings with each other, customers, business partners, suppliers, competitors and other stakeholders. We say what we mean and mean what we say.

Mutual Respect: We value people's differences and diverse opinions and we treat each other fairly.

General

Total employee headcount at December 31, 2016 and 2015 was 53 and 50, respectively. We subcontract the manufacturing of all of our product components to independent third-party contract manufacturers located in the United States, Mexico, Taiwan and Singapore that have the equipment, know-how and capacity to manufacture products to our specifications. We assemble, test and distribute our products from our facilities in Newark, California. Our products are sold through a worldwide network of distributors and on-line resellers, application developers, and value added resellers.

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

Marketing Dynamics

Developer Relationships. We actively support software application developers to integrate our products into their applications through our registered developer program. We provide an easy to use software developer kit (SDK) and training and technical support to our registered developers. We support the marketing activities of our registered developers in promoting the applications that include our products. Once our barcode scanning products are integrated into a developer’s application, our products become an ingredient of the application solution and part of the developer’s marketing program for that application. Socket Mobile provides regular SDK updates including updates that support the latest operating system updates provided by Apple, Google and Microsoft. We spend extensive engineering time and resources to ensure that our cordless data capture products are compatible with a wide variety of the most popular smartphones, tablets and mobile computers running a variety of operating systems. We adhere to standards of a number of standards setting bodies whose technologies are used in our products such as Bluetooth.

Mobile Markets. Our growth in 2016 and 2015 was driven by sales of barcode scanners integrated into retail mobile point of sale applications for use with Apple tablets. Many mobile point of sale application providers have been funded by venture capital organizations enabling their rapid development and growth. Other mobile markets being addressed by registered developers include Enterprise Mobility (field workers), asset tracking, control systems (manufacturing process controls, merchandising), logistics (goods tracking and movement), event management (ticketing, entry, access control, and identification), medical, and education. We expect all of these markets to increase the availability and use of mobile applications and the demand for mobile barcode scanners.

Expanded and improved product offerings. We offer a wide range of products that enable application developers and their customers to design their mobile systems to meet their specific requirements, and we encourage our distributors to support the full range of our products. The goal is for customers to view Socket as a primary source for their mobile data capture needs. We offer barcode scanning products for both 1D (imager and laser) and 2D barcode scanning in both standard and durable cases. Our standard barcode scanners, the 7 Series, are lightweight and ergonomically designed as a stand-alone cordless barcode scanner and come in 6 vivid colors: blue, gray, green, red, white and yellow. Our DuraScan Series has 3 models: linear imaging (D700), laser (D730) and 2D (D750). Using the same ergonomic form factor, these barcode scanners have an IP54 durability rating and improved durability features. The DuraScan Series are available in industrial colors Construction Orange, Safety Green and Utility Gray.

Our attachable cordless barcode scanners, the Series 800 are designed to be attachable to smartphones or tables for one-handed barcode scanning. They can also be used in handheld mode. The 800 Series is available as a linear imaging (S800) and 2D models, S850. They attach to smartphones with an easily detachable clip. We also offer a case, the “DuraCase”, designed to keep an iPod or smartphone and barcode scanner together and enabling both devices to be used and charged simultaneously.

We design our products to comply with the regulations of the many worldwide agencies that regulate the safety, performance and use of electronic products.

Competitive pricing. We have designed our products to be priced competitively although we are subject to changes in component pricing by our suppliers. We update our products from time to time and work with our vendors to achieve reductions in component pricing.

Worldwide product availability. We distribute our products through a worldwide distribution network that places products into geographic regions to shorten purchasing times and provides a credit shield to us. Our largest distributors are Ingram Micro®, ScanSource® and BlueStar, and they support a worldwide network of on-line resellers including Amazon®.com, CDW® and Barcodes, Inc.

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

Competition and Competitive Risks

The overall market for mobile handheld data capture solutions is both complex and competitive. Our barcode scanning hardware products compete with similar hardware products in all of our markets in the United States, Europe and Asia and we differentiate our products with our software developer kit and our underlying data capture software designed to work with smartphones, tablets and other mobile computers running the Apple, Android and Windows operating systems. Our longtime focus on creating innovative mobile solutions for the mobile workforce has resulted in good brand name recognition and reputation. We believe that our brand name identifies our products as durable, dependable, ergonomic, and easy to use, all features designed for a mobile worker while mobile, and the breadth of our product offerings, including the extensive advanced features of our software and software developer kit, will continue to differentiate us relative to our competitors.

Cordless Barcode Scanning. We offer a full range of handheld cordless barcode scanners connecting to smartphones, tablets and other computing devices over Bluetooth. Our Software Developer Kit (SDK) enables registered third party application developers to integrate the features of our Data Capture software into their applications and helps differentiate our products. We face competition from products similar to our cordless hand scanners from Koamtec, Code Corporation, and Opticon (Japan). Barcodes may also be scanned using the built-in camera in smartphones or tablets with applications from Scandit or Manatee Works. However, scanning using the built-in camera is typically slower and more awkward especially as the camera pixel count gets larger. Users may choose a barcode scanner that connects directly to an Apple tablet, iPhone or computer such as offered by Infinite Peripherals and Honeywell. Users also may choose more rugged barcode scanners as an alternative, some of which are integrated into computing devices from manufacturers such as Datalogic, Honeywell®, and Zebra Technologies. Many of these devices are not Apple certified. Many connect to Apple devices over Bluetooth in keyboard emulation mode and do not offer extensive tools for software developers such as our software developer kit (SDK) to integrate features of our sophisticated data collection scanning software into data capture applications.

Socket Mobile developed a Contactless SmartTag Reader Writer, D600, version of our durable handheld barcode scanner. The D600 can read and write many different types of electronic SmartTags, including NFC. SmartTags are used in many applications today, like digital wallet applications for loyalty cards, identification cards, payment cards, coupons, event tickets and others which leverage the exchange of electronic “tokens”.

Proprietary Technology and Intellectual Property

We have been granted 34 U.S. patents and 10 design patents and have other patent applications under review. We have registered trademarks with the U.S. Patent and Trademark Office for the mark “Socket”, our logo, the terms “Go-WiFi” and “Battery Friendly” and have trademark applications pending for the marks “DuraScan™” and “SocketScan™”.

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

We have developed a number of software programs that provide unique functions and features for our data collection products. For example, our data collection software enables all of our barcode scanning products to scan a variety of barcodes and to route the data to many different types of data files on a number of operating systems used in mobile devices. Our Bluetooth software used in conjunction with our Bluetooth hardware provides a completely functional Bluetooth solution enabling connections and data transfers between Bluetooth-enabled devices. We recently introduced a companion application to assist a user with the proper setup and use of our data capture products.

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

Personnel

Our future success will depend in significant part upon the continued service of certain of our key technical and senior management personnel, and our continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Our total employee headcount as of December 31, 2016 and 2015 was 53 and 50, respectively. Our employees are not represented by a union, and we consider our employee relationships to be good. As of December 31, 2016, we had 16 persons in sales, marketing and customer service, 11 persons in development engineering, 8 persons in finance and administration, and 18 persons in operations.

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

Global economic conditions may have an impact on our business and our financial condition. We may face significant challenges if global economic growth slows down and conditions in the financial markets worsen. In particular, should these conditions cause our revenues to be materially less than forecast, we may find it necessary to initiate reductions in our expenses and defer product development program. In addition, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions.

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

Deferred tax assets comprise a significant portion of our assets and are dependent upon future tax profitability to realize the benefits.

We have recorded deferred tax assets on our balance sheet because we believe that it is more likely than not that we will generate sufficient tax profitability in the future to realize the tax savings our deferred tax assets represent. If we do not achieve and maintain sufficient profitability, the tax savings represented by our deferred tax assets may never be realized and we would need to recognize a loss for those deferred tax assets.

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

A significant portion of our revenue comes from a limited number of distributors. In both fiscal years 2016 and 2015, Ingram Micro®, ScanSource® and BlueStar together represented approximately 69% of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with any of our significant distributors, we would experience disruption and delays in marketing our products.

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

We have devoted significant research and development resources to design products to work with a number of operating systems used in mobile devices including Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®). Such design activities have diverted financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Apple, Google or Microsoft is obligated to collaborate or to support the products produced from such collaboration. Consequently, these organizations may terminate their collaborations with us for a variety of reasons, including our failure to meet agreed-upon standards or for reasons beyond our control, such as changing market conditions, increased competition, discontinued product lines, and product obsolescence.

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

As of March 13, 2017, we had 5,938,413 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of March 13, 2017, we had 2,080,338 shares of common stock subject to outstanding options under our stock option plans, and 350,356 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of March 13, 2017, we had $752,625 in subordinated convertible notes payable. Up to 908,346 shares of common stock could be issued for conversion of the notes plus all accrued interest thru December 31, 2016.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2016 through March 13, 2017, our common stock price fluctuated between a high of $4.90 and a low of $1.82. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Company’s common stock is traded on the NASDAQ Marketplace under the symbol “SCKT.”

The quarterly high and low sales prices of our common stock, as reported on the NASDAQ Marketplace through March 13, 2017 and for the last two fiscal years are as shown below:

	Common Stock
Quarter Ended	High	Low
2015
March 31, 2015	$3.19	$1.95
June 30, 2015	$2.35	$1.85
September 30, 2015	$2.49	$2.09
December 31, 2015	$2.49	$2.25
2016
March 31, 2016	$3.25	$1.82
June 30, 2016	$4.05	$2.90
September 30, 2016	$4.00	$2.39
December 31, 2016	$4.10	$2.62
2017
March 31, 2017 (through March 13, 2017)	$4.90	$3.60

On March 13, 2017, the closing sales price for our common stock as reported on the NASDAQ Marketplace was $4.60. We had approximately 3,450 beneficial stockholders of record as of March 13, 2017. We have not paid dividends on our common stock, and we currently intend to retain future earnings for use in our business and do not anticipate paying dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Performance Graph

The performance graph shown below shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of Socket Mobile, Inc. under the Securities Act of 1933, as amended, or the Exchange Act. The performance graph below shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from December 31, 2011 through December 31, 2016 comparing the return on the Company's common stock with the Russell 2000 Index and the NASDAQ Computer & Data Processing Index. No dividends have been declared or paid on the common stock during such period. Historical stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and the notes thereto in Item 8, “Financial Statements and Supplementary Data.”

	Years Ended December 31,
(Amounts in thousands except per share)	2012	2013	2014	2015	2016
Income Statement Data:
Revenues	$13,565	$15,661	$17,021	$18,400	$20,788
Gross profit	$5,047	$6,303	$7,413	$8,935	$10,434
Operating expenses	$8,056	$6,426	$6,482	$6,806	$7,871
Net income (loss)	$(3,298)	$(620)	$432	$1,817	$12,147
Net income (loss) per share: Basic	$(0.68)	$(0.13)	$0.09	$0.33	$2.10
Diluted	$(0.68)	$(0.13)	$0.08	$0.30	$1.80
Weighted average shares outstanding:
Basic	4,854	4,865	5,006	5,555	5,793
Diluted	4,854	4,865	5,251	5,975	6,820

	At December 31,
	2012	2013	2014	2015	2016
Balance Sheet Data:
Cash and cash equivalents	$391	$606	$633	$938	$1,319
Total assets	$7,921	$8,102	$8,370	$9,688	$20,639

Bank line of credit	$811	$764	$816	$—	$—
Related party convertible notes payable	$750	$778	$753	$753	$753
Short term notes payable	$95	$650	$600	$500	$—
Capital leases and deferred rent - long term portion	$227	$265	$276	$305	$327

Total stockholders’ equity	$469	$133	$1,029	$3,343	$16,170

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

We generated $20.8 million in revenue in 2016, an increase of 13% compared to revenue of $18.4 million in 2015. Net income before income taxes in 2016 was $2.43 million compared to net income before income taxes of $1.85 million in 2015. Even though we were profitable in the past three years, we have incurred significant operating losses since inception. As of December 31, 2016, we have an accumulated deficit of $46.7 million. At December 31, 2016, our cash balance was $1.3 million and we had a borrowing capacity of approximately $1.6 million on our bank lines of credit. Historically we have financed our operations through convertible debt, the sale of equity securities, equipment financing, and revolving bank lines of credit.

We have taken actions to control our expenses, improve our efficiencies and maintain profitability. We have the ability to further reduce expenses if necessary. Steps taken included gradual growth of headcount to manage payroll costs and continued close support of our distributors and registered developers whose applications support the use of our data capture products. We believe we will be able to further improve our liquidity and secure additional sources of financing by managing our working capital balances, use of our bank lines of credit, and raising additional capital as needed including the issuance of additional equity securities. However, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our bank lines of credit may be terminated at our or the bank’s discretion. If we cannot maintain profitability, we will not be able to support our operations from positive cash flows, and would use our existing cash to support operating losses. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of the current operations.

To maintain revenue growth and profitability, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increased expenses, including an increase of costs relating to new employees to support our growth and increases in salaries, benefits, and related support costs for employees.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our financial statements for the years ended December 31, 2016 and 2015. The application of these policies requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on a combination of historical experience and reasonable judgment applied to other facts. Actual results may differ from these estimates, and such differences may be material to the financial statements. In addition, the use of different assumptions or judgments may result in different estimates. We believe our critical accounting policies that are subject to these estimates are: Revenue Recognition and Accounts Receivable Reserves, Inventory Valuation, Stock Based-Compensation, Income Taxes and Valuation of Goodwill and Other Intangible Assets.

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

Effective January 1, 2017, as mandated by the Financial Accounting Standards Board, we will early adopt a new revenue recognition policy which recognizes revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales) based on historical experience. The effect of the change on January 1, 2017 will reduce (debit) net deferred revenue and improve (credit) retained deficit by $836,000.

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

We estimate the fair value of our reporting unit utilizing up to three valuation methods: market capitalization, income approach and market approach. Revenue and expense forecasts used in the evaluation of goodwill are based on trends of historical performance and our estimate of future performance. We determined that the fair value of the Company's reporting unit at September 30, 2016, the date of the Company’s annual impairment test, exceeded its carrying value and as a result, goodwill is considered not impaired. Furthermore, we determined there were no indicators of impairment in the subsequent fourth quarter 2016.

Revenues

Revenue for 2016 totaled $20.8 million, an increase of 13% compared to revenue of $18.4 million for 2015. Our revenues have been classified into two primary product families, data collection business and mobile handheld computer and related business for the years ended December 31, 2016 and 2015. Our product revenues and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Years ended December 31,				%
	2016		2015		Increase (Decrease)
Product family:	$’s	%’s	$’s	%’s	2016 vs. 2015
Cordless barcode scanners and accessories	$17,914	86%	$15,635	85%	15%

Mobile handheld computer, accessories and license fees	2,442	12%	2,327	13%	5%

Services	431	2%	438	2%	(2%)

Total	$20,787	100%	$18,400	100%	13%

Our cordless barcode scanners and accessories revenues in 2016 were $17.9 million, an increase of $2.3 million or 15%, over 2015. Revenue increases totaling $1.8 million were from increased sales volumes of our Apple certified Series-7 entry level 1D cordless handheld scanner 7Ci and 7Di models. Revenue increases of $0.6 million were from increased sales volumes of our Series-8 cordless scanner 8Ci and 8Qi models optimized for use with and attachable to smartphones. Revenue reduction of $0.2 million was from decreased sale volume of our Apple certified Series-7 imager based 2D cordless handheld scanner 7Xi and 7Qi models.

The product family of Mobile handheld computer was phased out in Q2 2016. Revenue of mobile handheld computer, accessories and license fees in 2016 included a last buy order and a one-time license fees from one of our legacy SoMo® customers. Other than the purchases from the legacy customer, sales of our mobile handheld computer and accessories in 2016 was $0.9 million, a decrease of 55% compared to the revenues of $2.0 million one year ago.

Service revenues were $0.4 million or 2% of our revenues in both 2016 and 2015. Our SocketCare service contracts are purchased by our customers in conjunction with the purchase of cordless barcode scanners and mobile handheld computers. We also repair or replace products that are beyond their warranty period.

Gross Margins

Annual gross margins on revenue increased to 50.2% in 2016 from 48.6% in 2015. Improvements in overall margins in 2016 reflect a number of positive trends which we believe are sustainable. We continue to benefit from component cost reductions received from our suppliers due to our higher volumes of cordless barcode scanner sales, and we continue to reduce our overhead by improving the management of our inventories and reducing creation of waste costs including managing excess or obsolete inventories. Margin improvements were also due to a change in mix of products sold favoring a greater proportion of sales of our cordless barcode scanner models which, as a whole, are above average product margins and a lower proportion of sales of our mobile handheld computers which are below average product margins.

Research and Development Expense

Research and development expense in 2016 was $2.9 million, an increase of 24.4% compared to the expense of $2.3 million one year ago. Increase in the level of research and development expense was primarily due to higher personnel costs reflecting additions to headcount and our annual salary increases. Additional increases were from higher outside services and consulting and professional fees driven by the development costs for our new DuraScan™ and DuraCase products.

Sales and Marketing Expense

Sales and marketing expense in 2016 was $2.8 million, an increase of 11.1% compared to sales and marketing expense of $2.5 million in 2015. Increases in sales and marketing expense were due primarily to higher personnel costs reflecting additions to headcount. Additional increases were from professional consulting services for European market development and management.

General and Administrative Expense

General and administrative expense was $2.2 million, an increase of 11.2% compared to $2.0 million in 2015. Increases in the level of general and administrative expense were primarily due to higher personnel costs and NASDAQ application and listing fees.

Interest Expense, net of Interest Income

Interest expense and other, net of interest income and other, was $131,000 in 2016 compared to $279,000 in 2015. Interest expense in 2016 was related primarily to interest on our convertible notes payable issued in 2012 and reissued in September of 2013, (see “NOTE 2 — Short Term Related Party Convertible Notes Payable” and “NOTE 3 — Related Party and Other Short Term Notes Payable” for more information). Interest expense in 2015 was related primarily to interest on our short term notes payable, interest on our convertible notes payable and interest on amounts drawn on our bank lines of credit. Additionally, interest expense includes interest on equipment lease financing obligations in each of the two years presented. Lower interest expense in 2016 reflects reduced debt balances outstanding during the year. Subordinated credit line ($500K) was paid off at the end of January 2016. Average outstanding balances of bank credit line in 2016 and 2015 were $58,000 and $530,000, respectively.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable periods, reflecting low average rates of return.

Income Taxes

Effective December 31, 2016, we released our valuation allowance for deferred taxes and set up deferred taxes on our balance sheet. With the consideration of available evidence, including three consecutive years of increasing net income and expectations for continued sustainable profitable operations, we believed that as of December 31, 2016, and in accordance with the guidance provided by ASC 740, that realization of deferred tax assets as of December 31, 2016 is more likely than not.

At December 31, 2016, our deferred tax asset is valued at $9,589,000, and consists of $8,111,000 for net operating loss carryforwards, $714,000 relating to temporary timing differences between GAAP and tax-related expense, $764,000 relating to R&D credits,

We have recorded an income tax benefit of $9,715,000 in 2016 resulted from the release of our deferred tax asset valuation allowance. The income tax benefit includes deferred tax benefit, federal alternative minimum tax expense and state alternative minimum tax expense.

Deferred tax expense of $32,000 in the year ended December 31, 2015 and the corresponding deferred tax liability shown on our balance sheet, is related entirely to the deferred tax liability on the portion of our goodwill amortized for tax purposes.

Quarterly Results of Operations

The following table sets forth summary quarterly statements of operations data for each of the quarters in 2015 and 2016. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in our opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended (unaudited)
(amounts in thousands, except per share amounts)	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015	Mar 31, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016
Summary Quarterly Data:
Revenue	$4,006	$4,485	$4,518	$5,391	$5,044	$5,212	$5,102	$5,430
Cost of revenue	2,198	2,370	2,280	2,617	2,538	2,632	2,472	2,711
Gross profit	1,808	2,115	2,238	2,774	2,506	2,580	2,630	2,719
Operating expenses:
Research and development	575	550	576	621	657	741	705	787
Sales and marketing	618	609	610	660	687	683	694	711
General and administrative	604	467	451	466	562	576	513	555
Total operating expenses	1,797	1,626	1,637	1,747	1,906	2,000	1,912	2,053
Interest expense and other, net	(75)	(80)	(63)	(61)	(44)	(30)	(29)	(29)
Deferred tax (expense) benefit	(8)	(8)	(8)	(8)	(8)	(33)	(20)	9,776
Net income (loss)	$(72)	$401	$530	$958	$548	$517	$669	$10,413
Basic net income (loss) per share	$(0.01)	$0.07	$0.10	$0.17	$0.10	$0.09	$0.11	$1.78
Fully diluted net income (loss) per share	$(0.01)	$0.07	$0.09	$0.16	$0.08	$0.07	$0.10	$1.40

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

Cash Flows and Contractual Obligations

As reflected in our Statements of Cash Flows, net cash provided by operating activities in 2016 was $0.9 million, compared to $1.35 million in 2015. We calculate net cash provided by or used in operating activities by increasing our net income, $12.1 million in 2016 and $1.8 million in 2015, by those expenses that did not require the use of cash. These items consist of stock based compensation expense, depreciation, and changes in deferred taxes. These amounts totaled ($9.1 million) and $0.4 million in 2016 and 2015, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In 2016, net cash used by changes in operating assets and liabilities was $2,125,000 and were primarily from reductions of customer deposit applied to the shipments of the last time buy order for our mobile handheld computer product, decreases in accounts payable due to increased payments to suppliers and vendors, increases in accounts receivable due to the higher level shipments in the fourth quarter 2016 compared to the same period a year ago, increases in the inventory levels, and increases of prepaid expenses and capitalized product certification costs. In 2015, net cash used by changes in operating assets and liabilities was $904,000 and were primarily from decreases in accounts payable due to increased payments to suppliers and vendors, increases in accounts receivable due to the higher level shipments in the fourth quarter 2015 compared to the same period a year ago, and increases in the inventory levels. The uses of cash were partially offset by a $640,000 deposit collected from an OEM customer who placed a $1.6 million last time buy order for our mobile handheld computer.

Cash used in investing activities was $304,000 in 2016 related to expenditures on tooling and purchases of computer software and hardware. Investing activities in 2015 are related primarily to investment in a new accounting and operations management ERP software system and in tooling for new products that commenced shipping in 2016.

In 2016, cash used in financing activities was $194,000 which consisted primarily of repayment of $500,000 on subordinated related party notes payable, offset by the proceeds from the exercise of warrants and stock options in the amount of $337,000. In 2015, $656,000 was used in financing activities consisting of reduction of our bank credit line balance by $816,000 and repayment of $100,000 on subordinated notes payable, partially offset by proceeds from the exercise of warrants and stock options in the amount of $287,000.

Our contractual obligations at December 31, 2016 are outlined in the table shown below:

	Payments Due by Period
Contractual Obligations	Total	1 year	2 to 3 years	4 to 5 years	More than 5 years
Unconditional purchase obligations with contract manufacturers	$2,724,000	$2,724,000	$—	$—	$—
Operating leases	2,557,000	425,000	902,000	976,000	254,000
Capital leases	79,000	27,000	43,000	9,000	—
Total contractual obligations	$5,360,000	$3,176,000	$945,000	$985,000	$254,000

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Recent Accounting Pronouncements

See Note 1 of "Notes to Financial Statements" of this Annual Report for additional information regarding the status of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit line facilities. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the lender's prime rate (minimum of 3.25%) plus 1.5%, for both the domestic line (up to $2.0 million) and the international line (up to $0.5 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. Based on a sensitivity analysis, an increase of 1% in the interest rate would have increased our year to date borrowing costs by approximately $500.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended December 31, 2016, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the fourth quarter 2016 of approximately $30,500 if left unprotected. For the fourth quarter of 2016, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $23,000. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

Item 8. Financial Statements and Supplementary Data

The supplementary information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Socket Mobile, Inc.

We have audited the accompanying balance sheets of Socket Mobile, Inc. (“the Company”) as of December 31, 2016 and 2015, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Socket Mobile, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 24, 2017

SOCKET MOBILE, INC.
BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,319,006	$938,155
Accounts receivable, net	2,866,877	2,358,883
Inventories, net	1,537,439	1,326,090
Prepaid expenses and other current assets	259,464	87,556
Total current assets	5,982,786	4,710,684

Property and equipment:
Machinery and office equipment	2,063,221	2,124,297
Computer equipment	945,054	1,049,234
	3,008,275	3,173,531
Accumulated depreciation	(2,444,392)	(2,698,828)
Property and equipment, net	563,883	474,703

Goodwill	4,427,000	4,427,000
Other assets	75,918	75,918
Deferred tax assets	9,589,408	—
Total assets	$20,638,995	$9,688,305

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,581,226	$2,214,467
Accrued payroll and related expenses	632,931	602,888
Net deferred revenue on shipments to distributors	1,062,642	1,004,260
Customer deposit	—	640,440
Related party and other short term credit line notes payable	—	500,000
Related party convertible notes payable - current portion	752,625	380,696
Short term portion of deferred service revenue	47,776	85,578
Short term portion of capital leases and deferred rent	39,175	24,440
Total current liabilities	4,116,375	5,452,769

Related party convertible notes payable	—	371,929
Long term portion of deferred service revenue	25,610	39,800
Long term portion of capital leases and deferred rent	327,078	305,016
Deferred tax liability	—	175,214
Total liabilities	4,469,063	6,344,728

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 5,878,405 shares at December 31, 2016 and 5,620,455 shares at December 31, 2015	5,878	5,620
Additional paid-in capital	62,889,851	62,210,842
Accumulated deficit	(46,725,797)	(58,872,885)
Total stockholders’ equity	16,169,932	3,343,577
Total liabilities and stockholders’ equity	$20,638,995	$9,688,305

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF INCOME

	Years Ended December 31,
	2016	2015

Revenues	$20,787,588	$18,400,182

Cost of revenues	10,353,370	9,465,443

Gross profit	10,434,218	8,934,739

Operating expenses:
Research and development	2,889,168	2,323,005
Sales and marketing	2,774,809	2,497,093
General and administrative	2,207,225	1,985,804
Total operating expenses	7,871,202	6,805,902

Operating income	2,563,016	2,128,837

Interest expense and other, net	(131,349)	(279,225)

Net income before income taxes	2,431,667	1,849,612
Net income tax benefit (expense)	9,715,421	(31,940)
Net income	$12,147,088	$1,817,672

Net income per share:
Basic	$2.10	$0.33
Diluted	$1.80	$0.31

Weighted average shares outstanding:
Basic	5,793,245	5,554,541
Diluted	6,819,821	5,906,236

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2014	5,403,851	$5,404	$61,713,995	$(60,690,557)	$1,028,842
Exercise of warrants	125,271	125	131,125	—	131,250
Exercise of stock options	91,333	91	155,858	—	155,949
Stock-based compensation	—	—	209,864	—	209,864
Net income	—	—	—	1,817,672	1,817,672
Balance at December 31, 2015	5,620,455	5,620	62,210,842	(58,872,885)	3,343,577
Exercise of warrants	146,095	146	157,999	—	158,145
Exercise of stock options	111,855	112	178,400	—	178,512
Stock-based compensation	—	—	342,610	—	342,610
Net income	—	—	—	12,147,088	12,147,088
Balance at December 31, 2016	5,878,405	$5,878	$62,889,851	$(46,725,797)	$16,169,932

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
Operating activities
Net income	$12,147,088	$1,817,672
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	342,610	209,864
Depreciation	279,392	197,686
Changes in deferred taxes	(9,764,622)	31,940
Changes in operating assets and liabilities:
Accounts receivable	(507,994)	(462,182)
Inventories	(211,349)	(368,763)
Prepaid expenses and other current assets	(171,908)	38,151
Other assets	—	10,000
Accounts payable and accrued expenses	(633,241)	(792,581)
Accrued payroll and related expenses	30,043	74,733
Customer deposit	(640,440)	640,440
Net deferred revenue on shipments to distributors	58,382	25,705
Deferred service revenue	(51,992)	(89,267)
Change in deferred rent	3,847	19,578
Net cash provided by operating activities	879,816	1,352,976
Investing activities
Purchase of equipment	(304,470)	(391,375)
Net cash used in investing activities	(304,470)	(391,375)
Financing activities
Payments on capital leases	(31,152)	(27,295)
Proceeds from borrowings under bank line of credit agreement	350,000	138,453
Repayments of borrowings under bank line of credit agreement	(350,000)	(954,434)
Stock options exercised	178,512	155,949
Warrants exercised	158,145	131,250
Repayments of related party and short term credit line notes payable	(500,000)	(100,000)
Net cash used in financing activities	(194,495)	(656,077)
Net increase in cash and cash equivalents	380,851	305,524
Cash and cash equivalents at beginning of year	938,155	632,631
Cash and cash equivalents at end of year	$1,319,006	$938,155
Supplemental cash flow information
Cash paid for interest	$13,261	$143,067
Cash paid for income taxes	$100,988	$—

Supplemental disclosure of non-cash investing activities
Computer equipment purchased under capital lease	$64,102	$36,482
Cashless exercise of warrants	$35	$—

See accompanying notes.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1 — Organization and Summary of Significant Accounting Policies

Organization and Business

Socket Mobile, Inc. (the “Company”) is a leading producer of data capture products for mobile applications used in mobile point of sale (mPOS), enterprise mobility, asset tracking, control systems, logistics, event management, medical and education. The Company produces a family of data capture products that connect over Bluetooth and work with applications running on smartphones, tablets and mobile computers using operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®). The Company focuses on serving the needs of software application developers as the barcode scanner sales are primarily driven by the deployment of barcode enabled mobile applications.

In 2016, the Company also offered a family of SoMo® (“Socket® Mobile”) handheld computer products with standard or antimicrobial cases running the Windows Embedded Handheld System 6.5 operating system. Handheld computer accessories included plug-in 1D and 2D barcode scanners, charging cradles, durable cases, and radio frequency identification (RFID) readers with NFC (near field communication). Due to the technical obsolescence of key components, the Company phased out this product family in the second quarter of 2016 and exhausted the remaining SoMo® units in the third quarter of 2016.

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

The Company was founded in March 1992 as Socket Communications, Inc. and reincorporated in Delaware in 1995 prior to the Company’s initial public offering in June 1995. The Company began doing business as Socket Mobile, Inc. in January 2007 to better reflect its market focus on the mobile business market, and changed its legal name to Socket Mobile, Inc. in April 2008. The Company’s common stock trades on the NASDAQ Marketplace under the symbol “SCKT.” The Company’s principal executive offices are located at 39700 Eureka Drive, Newark, CA 94560.

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

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. As of December 31, 2016 and 2015, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

The Company records its forward foreign currency contracts at fair value. At December 31, 2016 and 2015, the Company had no open forward foreign currency contracts.

Foreign Currency

The functional currency for the Company is the U.S. dollar. However, the Company requires European distributors to purchase products in Euros and pays the expenses of European employees in Euros and British pounds. The Company hedges a significant portion of the European receivables balance denominated in Euros to reduce the foreign currency risk associates with these assets. In 2016, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $25,500 compared to a net loss of $13,000 in 2015.

Accounts Receivable Allowances

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers. Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible. The following describes activity in the allowance for doubtful accounts for the years ended December 31, 2016 and 2015:

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Year	Balance at Beginning of Year	Charged to Costs and Expenses	Amounts Written Off	Balance at End of Year
2016	$89,058	$—	$—	$89,058
2015	$89,058	$—	$—	$89,058

Inventories

Inventories consist principally of raw materials and sub-assemblies stated at the lower of standard cost, which approximates actual costs (first-in, first-out method), or market. Market is defined as replacement cost, but not in excess of estimated net realizable value or less than estimated net realizable value less a normal margin. At the end of each reporting period, the Company compares its inventory on hand to its forecasted requirements for the next nine-month period and reserves the cost of any inventory that is surplus, less any amounts that the Company believes it can recover from the disposal of goods that the Company specifically believes will be saleable past a nine- month horizon. The Company’s sales forecasts are based upon historical trends, communications from customers, and marketing data regarding market trends and dynamics. Changes in the amounts recorded for surplus or obsolete inventory are included in cost of revenue. Inventories, net of write-downs, at December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
Raw materials and sub-assemblies	$2,665,185	$2,521,585
Finished goods	64,359	39,083
Inventory reserves	(1,192,105)	(1,234,578)
Inventory, net	$1,537,439	$1,326,090

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
Prepaid insurance	$40,307	$18,612
Prepaid project development costs	83,600	—
Prepaid inventory purchases	43,700	2,031
Other	91,857	66,913
Prepaid expenses and other current assets	$259,464	$87,556

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method, over the estimated useful lives of the assets ranging from one to five years. Assets under capital leases are amortized in a manner consistent with the Company’s normal depreciation policy for owned assets, or the remaining lease term as applicable. Depreciation expense in the years ended December 31, 2016 and 2015, was $279,392 and $197,686, respectively.

Goodwill

Goodwill is tested for impairment annually as of September 30th or more frequently when events or circumstances indicate that the carrying value of the Company's single reporting unit more likely than not exceeds its fair value. The Company performed its annual goodwill impairment analysis as of September 30, 2016. The Company used the two-step test as required to assess goodwill for impairment. The first step of the goodwill impairment test consisted of comparing the carrying value of the reporting unit to its fair value. Management estimated the fair value of the Company's reporting unit using various methods and compared the fair value to the carrying amount (net book value) to ascertain if potential goodwill impairment existed. The Company utilized methods that focused on its ability to produce income ("Income Approach") and the Company’s market capitalization ("Market Capitalization Approach"). Key assumptions utilized in the determination of fair value in step one of the test included the following: the Company's market capitalization; revenue and expense forecasts used in the evaluation were based on trends of historical performance and management's estimate of future performance; cash flows utilized in the discounted cash flow analysis were estimated using a weighted average cost of capital determined to be appropriate for the Company. No impairment of goodwill was recorded in the two years ended December 31, 2016.

Deferred Rent

The Company operates its headquarters under a non-cancelable operating lease. The Company recognizes rent expense under its lease on a straight-line basis measured over the term of the lease. The excess of accumulated rental expense measured on a straight-lined basis over actual accumulated rent paid is recorded as a liability on the Company’s balance sheet in its short and long term components. Deferred rent at December 31, 2016 and December 31, 2015 was $286,901 and $283,053, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks. To date, the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at December 31, 2016 and December 31, 2015 were as follows:

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

	December 31,
	2016	2015
Ingram Micro Inc.	49%	35%
Bluestar, Inc.	30%	22%
ScanSource, Inc.	*	17%
*Customer accounts for less than 10% of accounts receivable balances

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. At December 31, 2016, 15% and 12% of the Company’s accounts payable balances were concentrated with the top two supplier. For the years ended December 31, 2016 and 2015, top two suppliers accounted for 65% and 57%, respectively, of the inventory purchases in each of these years.

Revenue Recognition and Deferred Revenue

Revenue on sales to customers other than distributors is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Revenue on sales to distributors where a right of return exists is recognized upon “sell-through,” when products are shipped from the distributor to the distributor’s customer. Revenue related to those products in the Company’s distribution channel at the end of each reporting period which has not sold-through is deferred. The amount of deferred revenue net of related cost of revenue is classified as net deferred revenue on shipments to distributors on the Company’s balance sheet. At December 31, 2016 and December 31, 2015, net deferred revenue on shipments to distributors represented deferred revenues totaling $2,010,441 and $1,925,268, respectively, net of related costs of those revenues of $947,799 and $921,008, respectively.

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

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Effective January 1, 2017, the Company will implement the new revenue recognition policy with the effects being recorded as an adjustment to the return reserve and to the beginning retained deficit on January 1, 2017. As noted above, the current policy relating to sales to distributors defers revenue recognition on products sold to distributors until the products sell out of distributor inventory. As a result, the current policy defers 100% of revenue and cost of revenue until shipped by the distributor even though distributor contractual return rights and actual return experiences are significantly less than 100%. The new policy recognizes revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales) based on historical experience. The effect of the change on January 1, 2017 is a one-time reduction (debit) to net deferred revenue and a one-time improvement (credit) to retained deficit in the amount of $836,000.

The Company defers revenue on advance payments from customers when performance obligations have yet to be completed and/or services performed. Such deferred revenue does not include amounts related to products delivered to distributors which have not sold-through to the distributors’ end customers as described above.

The Company also earns revenue from its SocketCare services program which provides for extended warranty and accidental breakage coverage for selected products. Service purchased at the time of product purchase provides for coverage in three-year and five-year terms. The Company additionally offers comprehensive coverage and program term extensions. Revenues from the SocketCare services program are recognized ratably over the life of the extended warranty contract. The amount of unrecognized warranty service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short and long term components.

Warranty

The Company’s products typically carry a one year warranty. The Company reserves for estimated product warranty costs at the time revenue is recognized based upon the Company’s historical warranty experience, and additionally for any known product warranty issues. If actual costs differ from initial estimates, the Company records the difference in the period they are identified. Actual claims are charged against the warranty reserve. The following describes activity in the reserves for product warranty costs for the years ended December 31, 2016 and 2015:

Year	Balance at Beginning of Year	Additional Warranty Reserves	Amounts Charged to Reserves	Balance at End of Year
2016	$78,871	$34,385	$(34,385)	$78,871
2015	$78,871	$41,029	$(41,029)	$78,871

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

The accounting for the costs of computer software to be sold, leased or otherwise marketed, requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expenses in the accompanying statements of income.

Advertising Costs

Advertising costs are charged to sales and marketing as incurred. The Company incurred $45,303 and $47,287, in advertising costs during 2016 and 2015, respectively.

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

Net Income Per Share

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net income per share:

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2016	2015
Numerator:
Net income	$12,147,088	$1,817,672
Convertible note interest	117,421	—
Adjusted diluted net income	$12,264,509	$1,817,672
Denominator:
Weighted average shares outstanding used in computing net income per share:
Basic	5,793,245	5,554,541
Effect of dilutive stock options and convertible notes payable	1,026,576	351,695
Diluted	6,819,821	5,906,236
Net income per share applicable to common stockholders:
Basic	$2.10	$0.33
Diluted	$1.80	$0.31

For the 2016 period presented, the diluted shares outstanding include the dilutive effect of assumed conversion of convertible notes and assumed exercise of all in-the-money employee stock options, which is calculated based on the average share price for the 2016 fiscal period using the treasury stock method. Under the treasury stock method, the hypothetically received proceeds from the exercise of in-the-money options and warrants are assumed to be used to repurchase shares. For 2016, options to purchase totaling 1,551,727 shares of the Company’s Common Stock were excluded from the calculation of the diluted earnings per share because the exercise prices were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. For 2015, options to purchase and shares issuable for convertible notes and related accrued interest, totaling 2,036,520 shares of common stock, have been omitted from the income per share calculation.

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

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

The Company operates in one segment—mobile systems solutions for businesses. Mobile systems solutions typically consist of mobile devices such as smartphones or tablets, some with data collection peripherals, and third-party vertical applications software. The Company markets its products in the United States and foreign countries through its sales personnel and distributors.

Revenues for the geographic areas for the years ended December 31, 2016 and 2015 are as follows:

	Years Ended December 31,
Revenues: (in thousands)	2016	2015
United States	$16,851	$14,343
Europe	2,843	2,698
Asia and rest of world	1,094	1,359
	$20,788	$18,400

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of total revenues for the years ended December 31, 2016 and 2015 were as follows:

	Years Ended December 31,
	2016	2015
Ingram Micro Inc.	29%	29%
BlueStar, Inc.	22%	22%
Scansource, Inc.	18%	18%

Recently Issued Financial Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under these amendments, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. We do not presently anticipate that the adoption of ASU 2016-15 will have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for us on January 1, 2018 with early adoption permitted. We do not presently anticipate that the adoption of ASU 2016-15 will have a material impact on our consolidated financial statements.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires companies to record excess tax benefits and deficiencies in income rather than the current requirement to record them through equity. ASU 2016-09 also allows companies the option to recognize forfeitures of share-based awards when they occur rather than the current requirement to make an estimate upon the grant of the awards. ASU 2016-09 will be effective for us on January 1, 2017. Early adoption of ASU 2016-09 will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We do not anticipate that the adoption of ASU 2016-09 will have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which eliminates the current tests for lease classification under U.S. GAAP and requires lessees to recognize the right-of-use assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 provides that lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are assessing the impact that ASU 2016-02 is anticipated to have on our consolidated financial statements. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as lease liabilities and right-of-use assets upon our adoption of ASU 2016-02.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance regarding the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, ASU 2016-01 clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 will be effective for us on January 1, 2018. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Upon adoption of ASU 2016-01, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. We do not presently anticipate that the adoption of ASU 2016-01 will have a material impact on our financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which will require all deferred tax assets and deferred tax liabilities to be presented as noncurrent within a classified balance sheet. ASU 2015-17 will be effective for us as of January 1, 2017, with early application permitted. ASU 2015-17 may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We have elected to early adopt ASU 2015-17 effective December 31, 2016.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory measured using last-in, first-out or the retail inventory method are excluded from the scope of ASU 2015-11 which is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We do not anticipate that the implementation of ASU 2015-11 will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued authoritative guidance amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The existing industry guidance will be eliminated when the new guidance becomes effective and annual disclosures will be substantially revised. Additional disclosures will also be required under the new standard. In July 2015, the FASB approved a proposal that extended the required implementation date one year to the first quarter of 2018 but also would permit companies to adopt the standard at the original effective date of 2017. Implementation may be either through retrospective application to each period from the first quarter of 2017 or with a cumulative effect adjustment upon adoption in 2018. In April 2016, the FASB issued amendments, ASU No. 2016-10, that clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The standard should be adopted concurrently with adoption of ASU No. 2014-09 which is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted. We will early adopt the new standard effective January 1, 2017. The effect of the change on January 1, 2017 is a one-time reduction (debit) to net deferred revenue and a one-time improvement (credit) to retained deficit in the amount of $836,000.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 — Short Term Related Party Convertible Notes Payable

The balance of short term convertible notes payable to officers and directors of the company is $752,625 at December 31, 2016. $380,696 of these notes have an original term of four years that accrue interest at 8% per annum compounded quarterly, mature on September 4, 2017, and have a note holder call provision. $371,929 of these notes, previously classified as long term, were classified as a current liability in September 2016 as they now mature within one year on September 4, 2017, have an original term of four years that accrue interest at 18% per annum compounded quarterly through March 30, 2016 and at 12% thereafter, and do not have a note holder call provision. Accrued interest for all convertible notes was $382,808 and $265,387 at December 31, 2016 and December 31, 2015, respectively and was included in Accounts Payable and Accrued Expenses. The notes and accrued interest are convertible into common stock at the option of the holder at $1.25 per share. The convertible notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with the Company’s bank.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 — Related Party and Other Short-Term Notes Payable

On May 15, 2014, the Company’s Board of Directors approved the issue of subordinated line of credit notes totaling $650,000 to replace subordinated line of credit notes in the same amount matured on June 1, 2014. The replacement subordinated notes were two-year notes maturing on June 1, 2016, were repayable by the Company at any time and had an interest rate of 18% per annum payable monthly in cash. On January 29, 2016, the Company completed repayment of all outstanding credit line notes to the note holders. Interest expenses for 2016 and 2015 related to the line of credit were $7,645 and $100,455, respectively.

NOTE 4 — Bank Financing Arrangements

On February 26, 2016, the Company completed a Business Financing Modification Agreement by and between the Company and Western Alliance Bank (the “Bank) to extend the expiration date of the revolving credit lines for both domestic and international portions to February 27, 2018. Under the terms of the credit facility agreement with the Bank, the Company may borrow up to $2.5 million, of which up to $2.0 million is based on qualified receivables from domestic customers and up to $0.5 million is based on qualified receivables from international customers. In addition, the Company must maintain a minimum liquidity ratio calculated at the end of each month of quick assets (cash plus qualified accounts receivable) to outstanding obligations to the Bank not less than 1.75 to 1.0. Advances against the domestic and international lines are calculated at 70% of qualified receivables. Borrowings under the lines bear an annual interest rate equal to the Bank’s prime rate (minimum of 3.25%) plus 1.5%. There is also a collateral handling fee of 0.1% per month of the financed receivables outstanding. The applicable interest and fees are calculated based on the actual amounts borrowed. The borrowings under the credit facility are secured by a first priority security interest in the assets of the Company. All advances are at the Bank’s discretion and the Bank is not obligated to make advances. The agreement may be terminated by the Company or by the Bank at any time. At December 31, 2016, there were no amounts borrowed, and the total borrowing capacity was approximately $1,612,000.

Total interest expense on the amounts drawn under the Company’s bank credit lines in effect during the years ended December 31, 2016 and 2015, was $3,000 and $38,494, respectively.

On March 20, 2017, the Company completed a Business Financing Modification Agreement by and between the Company and the Bank to extend the expiration date of the revolving credit line for domestic portion to February 27, 2019. The international portion of the credit line was not changed and will expire on February 27, 2018.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5 — Commitments and Contingencies

Operating Lease

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. The lease agreement expires on June 30, 2022. Monthly base rent increases four percent per year annually on July 1st of each year.

Future minimum lease payments under the operating lease at December 31, 2016 are shown below:

Annual minimum payments:	Amount
2017	$425,345
2018	442,359
2019	460,053
2020	478,455
2021 to 2022	751,269
Total minimum payments	$2,557,481

Rental expense under all operating leases for the years ended December 31, 2016 and 2015 was $435,668 and $430,648, respectively. The amount of deferred rent at December 31, 2016 and December 31, 2015 was $286,901 and $283,053, respectively.

Capital Lease Obligations

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At December 31, 2016 and 2015, property and equipment with costs of $100,584 and $124,427, respectively, were subject to such financing arrangements. The accumulated depreciation of the assets associated with the capital leases as of December 31, 2016 and December 31, 2015, amounted to $20,173 and $80,150 respectively.

Future minimum payments under capital lease and equipment financing arrangements as of December 31, 2016 are as follows:

Annual minimum payments:	Amount
2017	$30,048
2018	27,607
2019	18,635
2020	9,545
Total minimum payments	85,835
Less amount representing interest	(6,482)
Present value of net minimum payments	$79,353
Short term portion of capital leases	(26,663)
Long term portion of capital leases	$52,690

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Purchase Commitments

At December 31, 2016, the Company’s non-cancelable purchase commitments for inventory to be used in the ordinary course of business during the first nine months of 2017 were approximately $2,724,000.

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

NOTE 6 — Share-Based Compensation Plan

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

The Company calculates the value of each stock option grant, estimated on the date of grant, using binomial lattice option pricing model. The weighted-average estimated fair value of stock options granted during 2016 and 2015 was $1.93 and $1.58, respectively, using the following weighted-average assumptions:

	Years Ended December 31,
	2016	2015
Risk-free interest rate (%)	1.75%	2.10%
Dividend yield	—	—
Volatility factor	79.91%	92.22%
Expected option life (years)	5.6	4.8

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

The table below presents the information related to stock option activity for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Total intrinsic value of stock options exercised	$178,923	$60,056
Cash received from stock option exercises	$178,512	$155,949

Changes in stock options for the years ended December 31, 2016 and 2015 are as follows:

		Outstanding Options
	Options Available For Grant	Number of Shares	Weighted Average Price Per Share	Remaining Contractual Term (in years)	Intrinsic Value
Balance at December 31, 2014	144,378	1,891,058	$2.09
Increase in shares authorized	200,000	—
Granted	(316,600)	316,600	$2.25
Exercised	—	(91,333)	$1.71
Canceled	93,972	(93,972)	$2.01
Balance at December 31, 2015	121,750	2,022,353	$2.15
Increase in shares authorized	224,818	—
Granted	(344,450)	344,450	$2.89
Exercised	—	(111,855)	$1.60
Canceled	93,863	(93,863)	$2.73
Balance at December 31, 2016	95,981	2,161,085	$2.27	5.58	$3,401,944
Exercisable		1,638,288	$2.23	4.58	2,651,676
Unvested		522,797	$2.40	8.67	750,268

The 2004 Plan provides for an annual increase in the number of shares authorized under the plan to be added on the first day of each fiscal year equal to the least amount of 400,000 shares, 4% of the outstanding shares on that date, or an amount as determined by the Board of Directors. On January 1, 2017, 2016, and 2015, a total of 235,136, 224,818, and 191,843 additional shares, respectively, became available for grant from the 2004 Plan.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.95 - $1.10	369,444	6.58	$1.01	306,603	$1.02
$1.20 - $1.25	56,000	6.50	$1.23	46,583	$1.22
$1.50 - $1.82	167,767	5.33	$1.71	167,767	$1.71
$1.89 - $2.27	477,090	6.50	$2.13	347,672	$2.08
$2.36 - $2.92	525,638	5.58	$2.63	232,617	$2.54
$3.04 - $3.54	528,446	3.67	$3.09	516,513	$3.08
$3.70 - $3.84	35,000	9.42	$3.72	18,833	$3.71
$6.90	900	1.58	$6.90	900	$6.90
$10.00	800	0.17	$10.00	800	$10.00
$0.95 - $10.00	2,161,085	5.58	$2.27	1,638,288	$2.23

Stock-Based Compensation Expense

The stock-based compensation expense included in the Company’s statements of income for the years ended December 31, 2016 and 2015, consisted of the following:

	Years Ended December 31,
Income Statement Classification	2016	2015
Cost of revenues	$40,929	$19,322
Research and development	74,810	40,951
Sales and marketing	87,158	62,898
General and administrative	139,713	86,693
	$342,610	$209,864

As of December 31, 2016, the total remaining unamortized stock-based compensation expense was $757,671, and is expected to be amortized over a weighted average period of 2.67 years.

NOTE 7 — Warrants

The Company has no outstanding warrants at December 31, 2016.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 8 — Shares Reserved

Common stock reserved for future issuance was as follows:

	December 31,
	2016	2015
Stock option grants outstanding (see Note 6)	2,161,085	2,022,353
Reserved for future stock option grants (see Note 6)	95,981	121,750
Reserved for note conversion (see Note 2)	972,884	977,398
Reserved for exercise of outstanding warrants (see Note 7)	—	169,335
	3,229,950	3,290,836

NOTE 9 — Retirement Plan

The Company has a tax-deferred savings plan, the Socket Mobile, Inc. 401(k) Plan (“401(k) Plan”), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. No contributions were made by the Company during the years ended December 31, 2016 and 2015. Administrative expenses relating to the 401(k) Plan are not significant.

NOTE 10 — Income Taxes

Deferred tax benefit at December 31, 2016 is related to the release of valuation allowance against substantially all of the Company's federal and state deferred tax assets as the Company concluded such assets were fully realizable. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be verified objectively. After the consideration of both positive and negative evidence to assess the recoverability of the Company's net deferred tax assets during the 2016 tax year, the Company determined that it was more likely than not the Company would realize the majority of the value of federal and state deferred tax assets given the current certainties regarding the timing of profits and forecasted future profitability. The Company will continue to monitor the likelihood that it will be able to recover the deferred tax assets in the future. The components of income taxes for the periods ended December 31, 2016 and 2015 are as follows:

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2016	2015
Current:
Federal	$12,200	$—
State	37,000	—
Total Current	49,200	—
Deferred:
Federal	(8,473,481)	31,940
State	(1,291,141)	—
Total Deferred	(9,764,622)	31,940
Income tax (benefit) expense	$(9,715,422)	$31,940

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	Years Ended December 31,
	2016	2015
Federal tax at statutory rate	34.00%	34.00%
State income tax rate	5.83%	5.83%
Release of valuation allowance	308.63%	(41.56%)
Provision for taxes	348.46%	(1.73%)

As of December 31, 2016, the Company did not recognize deferred tax assets relating to an excess tax benefit for stock-based compensation deduction of $2,094,000. Unrecognized deferred tax benefits will be accounted for as a credit to additional-paid-in-capital when realized through a reduction in income taxes payable.

Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. At December 31, 2016, the Company released valuation allowance against substantially all deferred tax assets. Significant components of net deferred tax assets are as follows:

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
Deferred tax assets:	2016	2015
Net operating loss carryforwards	$8,111,000	$8,833,000
Credits	755,000	753,000
Capitalized research and development costs	9,000	13,000
Other acquired intangibles	49,000	91,000
Accruals not currently deductible	1,343,000	1,614,000
Depreciation	29,000	5,000
Total deferred tax assets	10,296,000	11,309,000
Valuation allowance for deferred tax assets	(464,000)	(11,279,000)
Net deferred tax assets	9,832,000	30,000
Deferred tax liability:
Acquired intangibles	(243,000)	(205,000)
Net deferred tax assets (liabilities)	$9,589,000	$(175,000)

As of December 31, 2016, the Company had net operating loss carryforwards for federal income tax purposes of approximately $23,566,000 which will expire at various dates beginning in 2018 and through 2034, and federal research and development tax credits of approximately $464,000, which will expire at various dates beginning in 2018 and through 2036. As of December 31, 2016, the Company had net operating loss carryforwards for state income tax purposes of approximately $13,896,000, which will expire at various dates in 2017 and through 2033, and state research and development tax credits of approximately $291,000, which can be carried forward indefinitely.

  The Company has determined that utilization of existing net operating losses against future taxable income is not limited by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the Company’s ability to fully utilize its existing net operating loss carryforwards against any future taxable income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”), excluding interest and penalties, is as follows:

Amount
Beginning balance at January 1, 2016	$754,000
Decreases in UTBs taken in prior years	(38,000)
Decreases in UTBs taken in current years	39,000
Ending balance at December 31, 2016	$755,000

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. It is the Company's policy to include interest and penalties related to tax positions as a component of income tax expense. No interest was accrued for the period ended December 31, 2016. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is not currently under audit in any of its jurisdictions where income tax returns are filed. The tax years 1996 to 2015 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject, and for the years 2003 to 2010 for the international taxing jurisdictions to which the Company is subject.

NOTE 11 — Subsequent Events

On March 20, 2017, the Company signed a Business Financing Modification Agreement by and between the Company and Bridge Bank to extend the expiration date of revolving domestic line of credit to February 27, 2019. The international portion of the credit line was not changed and will expire on February 27, 2018.

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

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework issued in 2013. This assessment included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this assessment.

Based on our assessment using those criteria, we believe that, as of December 31, 2016, our internal control over financial reporting is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 24, 2017.

Item 11. Executive Compensation

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 24, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 24, 2017.

The following table provides information as of December 31, 2016 about our common stock that may be issued under the Company’s existing equity compensation plans. For additional information about the equity compensation plans see Note 6 to the Company’s Financial Statements.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	2,161,085	$2.27	95,981

(1)	Consists of the 2004 Equity Incentive Plan. Pursuant to an affirmative vote by security holders in June 2004, an annual increase in the number of shares authorized under the 2004 Equity Incentive Plan is added on the first day of each fiscal year equal to the least of (a) 400,000 shares, (b) four percent of the total outstanding shares of the Company’s common stock on that date, or (c) a lesser amount as determined by the Board of Directors. As a result, a total of 235,136 shares became available for grant under the 2004 Equity Incentive Plan on January 1, 2017, in addition to those set forth in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 24, 2017.

Item 14. Principal Accounting Fees and Services

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 24, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

1.	All financial statements.

2.	Financial statement schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes herein.

3.	Exhibits.

See Index to Exhibits on page 57. The Exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(b) Exhibits:

See Index to Exhibits on page 57. The Exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SOCKET MOBILE, INC.
Registrant

Date: March 24, 2017	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevin J. Mills Kevin J. Mills	President and Chief Executive Officer (Principal Executive Officer) and Director	March 24, 2017
/s/ Charlie Bass Charlie Bass	Chairman of the Board	March 24, 2017
/s/ David W. Dunlap David W. Dunlap	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 24, 2017
/s/ Peter Sealey Peter Sealey	Director	March 24, 2017
/s/ Charles C. Emery, Jr. Charles C. Emery, Jr.	Director	March 24, 2017
/s/ Nelson C. Chan Nelson C. Chan	Director	March 24, 2017
/s/ Brenton E. MacDonald Brenton E. MacDonald	Director	March 24, 2017

Index to Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Bylaws, as amended February 17, 2008.

10.1 (3)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.

10.2 (4)*	2004 Equity Incentive Plan and forms of agreement thereunder.

10.3 (5)*	Form of Management Incentive Variable Compensation Plan between the Company and certain eligible participants.

10.4 (6)	Standard Industrial /Commercial Multi-Tenant Lease by and between Del Norte Farms, Inc. and the Company dated October 24, 2006 (assigned to Newark Eureka Industrial Capital, LLC September 17, 2007).

10.5 (7)	Second Amendment to Standard Industrial/Commercial Multi-Lessee Lease – Net dated August 30, 2010.

10.6 (8)	Third Amendment to Standard Industrial /Commercial Multi-Tenant Lease – Net dated December 28, 2012.

10.7 (9)	Warrants for the Purchase of Shares of Common Stock Issued November 19, 2010 to the Investor and the Placement Agent in connection with a private placement.

10.9 (10)	Loan and Security Agreement dated February 27, 2014 by and between the Company and Bridge Bank, National Association.

10.8 (11)	Form of Employment Agreement dated July 1, 2015 between the Company and the officers of the Company.

10.10 (12)	Business Financing Modification Agreement dated February 26, 2016 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.10 (13)	Business Financing Modification Agreement dated March 17, 2017 by and between the Company and Western Alliance Bank, an Arizona corporation.

11.1	Computation of Earnings per Share (see Statements of Operations in Item 8).

Exhibit Number	Description

14.1 (14)	Code of Business Conduct and Ethics.

23.1	Consent of Sadler Gibb & Associates, LLC, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 _________

* Executive compensation plan or arrangement.

(1)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on March 16, 2009.

(2)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 20, 2008.

(3)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 12, 2012.

(4)	Incorporated by reference to Appendix C filed with the Company’s Form DEF 14A filed on April 29, 2004 and Item 4 on Form 8-K filed on June 5, 2013 reporting extension of the Plan to April 23, 2024.

(5)	Incorporated by reference to Appendix B filed with the Company’s Form DEF 14A filed on March 16, 2011.

(6)	Incorporated by reference to exhibits filed with the Company’s Form 10-Q filed on November 13, 2006.

(7)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on August 30, 2010.

(8)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on January 4, 2013.

(9)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on November 19, 2010.

(10)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 7, 2014.

(11)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on July 7, 2015.

(12)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 3, 2016.

(13)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 17, 2017.

(14)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on March 10, 2006.

