Form 10-Q
period 2017-03-31
SOCKET MOBILE, INC.
filed 2017-05-12
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

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

The number of shares of Common Stock ($0.001 par value) outstanding as of May 3, 2017 was 5,966,565 shares.

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues	$5,622,093	$5,043,786

Cost of revenues	2,709,399	2,537,506

Gross profit	2,912,694	2,506,280

Operating expenses:
Research and development	796,608	657,018
Sales and marketing	759,248	686,768
General and administrative	688,804	562,551
Total operating expenses	2,244,660	1,906,337

Operating income	668,034	599,943

Interest expense	(29,676)	(43,644)

Net income before income taxes	638,358	556,299
Income tax expense	(252,551)	(7,985)

Net income	$385,807	$548,314

Net income per share:

Basic	$0.07	$0.10
Diluted	$0.05	$0.09

Weighted average shares outstanding:

Basic	5,912,088	5,646,397
Diluted	7,771,210	6,504,748

See accompanying notes.

Index

SOCKET MOBILE, INC. BALANCE SHEETS
	March 31, 2017 (Unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,622,345	$1,319,006
Accounts receivable, net	3,355,068	2,866,877
Inventories, net	1,842,112	1,537,439
Prepaid expenses and other current assets	327,853	259,464
Deferred cost on shipments to distributors	210,866	947,799
Total current assets	7,358,244	6,930,585

Property and equipment:
Machinery and office equipment	2,116,181	2,063,221
Computer equipment	832,629	945,054
	2,948,810	3,008,275
Accumulated depreciation	(2,380,196)	(2,444,392)
Property and equipment, net	568,614	563,883

Goodwill	4,427,000	4,427,000
Other assets	75,918	75,918
Deferred tax assets	9,016,762	9,589,408
Total assets	$21,446,538	$21,586,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,934,462	$1,581,226
Accrued payroll and related expenses	549,010	632,931
Deferred revenue on shipments to distributors	477,509	2,010,441
Related party convertible notes payable	752,625	752,625
Short term portion of deferred service revenue	41,507	47,776
Short term portion of capital leases and deferred rent	43,888	39,175
Total current liabilities	3,799,001	5,064,174

Long term portion of deferred service revenue	25,528	25,610
Long term portion of capital leases and deferred rent	314,881	327,078
Total liabilities	4,139,410	5,416,862

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 5,946,649 shares at March 31, 2017 and 5,878,405 shares at December 31, 2016	5,947	5,878
Additional paid-in capital	63,137,943	62,889,851
Accumulated deficit	(45,836,762)	(46,725,797)
Total stockholders’ equity	17,307,128	16,169,932
Total liabilities and stockholders’ equity	$21,446,538	$21,586,794

See accompanying notes.

Index

SOCKET MOBILE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$385,807	$548,314
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	95,697	65,219
Depreciation and amortization	78,788	64,333
Changes in deferred taxes	239,552	7,985

Changes in operating assets and liabilities:
Accounts receivable	(488,191)	(28,780)
Inventories	(304,673)	(184,680)
Prepaid expenses and other current assets	(68,389)	(38,373)
Accounts payable and accrued expenses	353,237	113,227
Accrued payroll and related expenses	(83,921)	(47,521)
Net deferred revenue on shipments to distributors	40,323	(80,156)
Customer deposit	—	(318,859)
Deferred service revenue	(6,351)	(13,159)
Change in deferred rent	(1,043)	2,967
Net cash provided by operating activities	240,836	90,517

Investing activities
Purchases of equipment	(83,519)	(57,091)
Net cash used in investing activities	(83,519)	(57,091)

Financing activities
Payments on capital leases	(6,441)	(9,836)
Proceeds from borrowings under bank line of credit agreement	—	350,000
Repayments of related party notes payable	—	(500,000)
Stock options exercised	152,463	57,918
Warrants exercised	—	158,145
Net cash provided by financing activities	146,022	56,227

Net increase in cash and cash equivalents	303,339	89,653

Cash and cash equivalents at beginning of period	1,319,006	938,155
Cash and cash equivalents at end of period	$1,622,345	$1,027,808

Supplemental disclosure of cash flow information
Cash paid for interest	$968	$8,859
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Cashless exercise of warrants	$—	$35

See accompanying notes.

Index

 SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

The accompanying unaudited financial statements of Socket Mobile, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. At March 31, 2017 and December 31, 2016, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance on deposit in these accounts may, at times, exceed the federally insured limits. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates are required within the new revenue recognition process. In July 2015, the FASB approved a proposal that extended the required implementation date one year to the first quarter of 2018 but also would permit companies to adopt the standard at the original effective date of the first quarter of 2017. Implementation may be either through retrospective application to each period from the first quarter of 2017 or with a cumulative effect adjustment upon adoption in 2018. In April 2016, the FASB issued amendments, ASU No. 2016-10, that clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The standard should be adopted concurrently with adoption of ASU No. 2014-09 which is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Company adopted the new revenue recognition policy effective January 1, 2017. Instead of deferring 100% of revenue and cost of revenue until products are sold by distributors, the new policy recognizes revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history plus knowledge of pending returns outside of the norm. Actual return history is approximately 20% of the channel inventory, primarily from stock rotations. The effect of the change on January 1, 2017 is a one-time reduction (debit) to net deferred revenue in the amount of $836,000 less the deferred tax effects of $333,000 for a net improvement in retained deficit of $503,000.

To reflect the period-specific effects of applying the new policy, the Company reclassified the balance of net deferred revenue on shipments to distributors in the amount of $1,062,642 as of December 31, 2016 to a refund liability of $2,010,441 (deferred revenue on shipments to distributors) and an asset of $947,799 (deferred cost on shipments to distributors).

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories at March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
	2017	2016
Raw materials and sub-assemblies	$2,712,996	$2,665,185
Finished goods	319,751	64,359
Inventory reserves	(1,190,635)	(1,192,105)
Inventory, net	$1,842,112	$1,537,439

NOTE 4 — Short Term Related Party Convertible Notes Payable

The balance of short term convertible notes payable to officers and directors of the company is $752,625 at March 31, 2017 and December 31, 2016. $380,696 of these notes have an original term of four years that accrue interest at 8% per annum compounded quarterly, mature on September 4, 2017, and have a note holder call provision. $371,929 has an original term of four years that accrue interest at 18% per annum compounded quarterly through March 30, 2016 and at 12% thereafter, and do not have a note holder call provision. Accrued interest for all convertible notes was $411,517 and $382,808 at March 31, 2017 and December 31, 2016, respectively and was included in Accounts Payable and Accrued Expenses. Interest expense for the three months ended March 31, 2017 and 2016 was $28,709 and $34,181, respectively. The notes and accrued interest are convertible into common stock at the option of the holder at $1.25 per share. The convertible notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with the Company’s bank.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 — Bank Financing Arrangements

On March 20, 2017, the Company completed a Business Financing Modification Agreement by and between the Company and Western Alliance Bank (the “Bank) to extend the expiration date of the revolving credit line for domestic portion to February 27, 2019. The international portion of the credit line was not changed and will expire on February 27, 2018. Under the terms of the credit facility agreement with the Bank, the Company may borrow up to $2.5 million, of which up to $2.0 million is based on qualified receivables from domestic customers and up to $0.5 million is based on qualified receivables from international customers. In addition, the Company must maintain a minimum liquidity ratio calculated at the end of each month of quick assets (cash plus qualified accounts receivable) to outstanding obligations to the Bank not less than 1.75 to 1.0. Advances against the domestic and international lines are calculated at 70% of qualified receivables. Borrowings under the lines bear an annual interest rate equal to the Bank’s prime rate (minimum of 3.25%) plus 1.5%. There is also a collateral handling fee of 0.1% per month of the financed receivables outstanding. The applicable interest and fees are calculated based on the actual amounts borrowed. The borrowings under the credit facility are secured by a first priority security interest in the assets of the Company. All advances are at the Bank’s discretion and the Bank is not obligated to make advances. The agreement may be terminated by the Company or by the Bank at any time. At March 31, 2017, there were no amounts borrowed, and the total borrowing capacity was approximately $1,654,000.

No amounts were drawn under the Company’s bank credit lines during the three months ended March 31, 2017. Interest expense on the amounts drawn during the three months ended March 31, 2016 was $1,188. Accrued interest related to the amounts outstanding under the Company’s bank lines of credit at March 31, 2016 was $604.

NOTE 6 — Segment Information and Concentrations

Segment Information

The Company operates in one segment—mobile systems solutions for businesses. Mobile systems solutions typically consist of mobile devices such as smartphones or tablets, some with data collection peripherals, and third-party vertical applications software. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Revenues for the geographic areas for three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
Revenues:	2017	2016
United States	$4,341,648	$4,083,412
Europe	1,099,682	729,190
Asia and rest of world	180,763	231,184
Total revenues	$5,622,093	$5,043,786

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Ingram Micro, Inc.	45%	24%
BlueStar, Inc.	15%	25%
ScanSource, Inc.	14%	13%
ScanSource Europe SPRL	11%	*
Spinal Modulation, Inc.	*	13%

_____________

* Customer accounted for less than 10% of total revenues for the period

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks. To date, the Company has not experienced losses on the investments. The Company’s trade accounts receivable are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
	2017	2016
Ingram Micro Inc.	59%	49%
BlueStar, Inc.	18%	30%
ScanSource, Inc.	11%	*

_____________

* Customer accounts for less than 10% of accounts receivable balances

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. At March 31, 2017 and December 31, 2016, 21% and 27%, respectively, of the Company’s accounts payable balances were concentrated with the top two suppliers. For the three months ended March 31, 2017 and 2016, top two suppliers accounted for 60% and 53%, respectively, of the inventory purchases.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of employee stock options, based on the fair value of the awards as of the date that the awards are issued. The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period. Total stock-based compensation expense for the three months ended March 31, 2017 and 2016, was $95,697 and $65,219, respectively. No stock options were granted during the first quarter of 2017.

NOTE 8 — Net Income Per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$385,807	$548,314
Convertible note interest	28,709	34,181
Adjusted diluted net income	$414,516	$582,495
Denominatator:
Weighted average shares outstanding used in computing net income per share:
Basic	5,912,088	5,646,397
Effect of dilutive stock options and convertible notes payable	1,859,122	858,351
Diluted	7,771,210	6,504,748
Net income per share applicable to common stockholders:
Basic	$0.07	$0.10
Diluted	$0.05	$0.09

NOTE 9 — Taxes

Effective December 31, 2016, the Company released a full valuation allowance for deferred taxes and set up deferred tax assets on the balance sheet. With the consideration of available evidence, including three consecutive years of increasing net income and expectations for continued sustainable profitable operations, the Company believed that, in accordance with the guidance provided by ASC 740, it is more likely than not to realize the majority of the value of federal and state deferred tax assets. The Company will continue to monitor the likelihood that it will be able to recover the deferred tax assets in the future.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Company has recorded a provision for income taxes of approximately $253,000 and $8,000 for the three-month periods ended March 31, 2017 and 2016, respectively. The 2017 provision of $253,000 includes deferred tax expense of $240,000, federal alternative minimum tax expense of $10,000, and state alternative minimum tax expense of $3,000. The deferred tax expense of $8,000 in the first quarter of 2016 is related to the Company’s goodwill amortized for tax purposes.

NOTE 10 — Commitments and Contingencies

Operating Lease

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. The lease agreement expires on June 30, 2022. Monthly base rent increases four percent per year annually on July 1st of each year. Rental expense was $108,799 and $108,538 for the three periods ended March 31, 2017 and 2016, respectively. The Company recorded a deferred rent obligation in accrued liabilities in the amount of $285,858 and $286,901 at March 31, 2017 and December 31, 2016, respectively.

Future minimum lease payments under the operating lease at March 31, 2017 are shown below:

Annual minimum payments:	Amount
2017 (April 1, 2017 to December 31, 2017)	$321,094
2018	442,359
2019	460,053
2020	478,455
2021 to 2022	751,269
Total minimum payments	$2,453,230

Capital Lease Obligations

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At March 31, 2017 and December 31, 2016, equipment with a cost of $100,584 was subject to such financing arrangements. The accumulated depreciation of the assets associated with the capital leases as of March 31, 2017 and December 31, 2016, amounted to $30,260 and $20,173 respectively.

Future minimum payments under capital lease and equipment financing arrangements as of March 31, 2017 are as follows:

Annual minimum payments:	Amount
2017 (April 1, 2017 to December 31, 2017)	$22,639
2018	27,607
2019	18,635
2020	9,545
Total minimum payments	78,426
Less amount representing interest	(5,515)
Present value of net minimum payments	72,911
Short term portion of capital leases	(27,206)
Long term portion of capital leases	$45,705

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Purchase Commitments

As of March 31, 2017, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $3,381,000.

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

Recently Issued Financial Accounting Standards

 In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance removes the present requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable; instead, it is required to be recognized at the time of settlement, subject to normal valuation allowance considerations. We adopted the new standard effective January 1, 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which eliminates the current tests for lease classification under U.S. GAAP and requires lessees to recognize the right-of-use assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 provides that lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are assessing the impact that ASU 2016-02 is anticipated to have on our financial statements. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as lease liabilities and right-of-use assets upon our adoption of ASU 2016-02.

Index

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

NOTE 11 — Subsequent Events

As of May 3, 2017, 182,300 stock options at a weighted average grant price of $4.22 per share have been granted from the 2004 Plan subsequent to December 31, 2016.

As of May 3, 2017, the Company has issued 19,916 shares of common stock for the exercise of stock options.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements forecasting our future financial condition and results, our future operating activities, market acceptance of our products, expectations for general market growth of mobile computing devices, growth in demand for our data capture products, expansion of the markets that we serve, expansion of the distribution channels for our products, and the timing of the introduction and availability of new products, as well as other forecasts discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “may,” “will,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Factors that could cause actual results and outcomes to differ materially include, but are not limited to: volatility in the world economy generally and in the markets we serve in particular; the risk of delays in the availability of our products due to technological, market or financial factors including the availability of product components and necessary working capital; our ability to successfully develop, introduce and market future products; our ability to effectively manage and contain our operating costs; the availability of third-party hardware and software that our products are intended to work with; product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with; continued growth in demand for barcode scanners; market acceptance of emerging standards such as RFID/Near Field Communications and of our related data capture products; the ability of our strategic relationships to benefit our business as expected; our ability to enter into additional distribution relationships; or other factors described in this Form 10-Q including “Item 1A. Risk Factors” and recent Form 8-K and Form 10-K reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the interim financial statements and notes included elsewhere in this report, the Company’s annual financial statements in form 10-K, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

The Company

We are a leading producer of data capture products for mobile applications used in mobile point of sale (mPOS), enterprise mobility, asset tracking, control systems, logistics, event management, medical and education. Our primary products are cordless data capture devices that connect over Bluetooth and work with applications running on smartphones, tablets and mobile computers using operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®). We focus on serving the needs of software application developers as the barcode scanner sales are primarily driven by the deployment of barcode enabled mobile applications.

Index

In 2016, we also offered a family of SoMo® (“Socket® Mobile”) handheld computer products with standard or antimicrobial cases running the Windows Embedded Handheld System 6.5 operating system. Handheld computer accessories included plug-in 1D and 2D barcode scanners, charging cradles, durable cases, and radio frequency identification (RFID) readers with NFC (near field communication). Due to the technical obsolescence of key components, we phased out this product family in the second quarter of 2016 and exhausted the remaining SoMo® units in the third quarter of 2016.

We design our own products and subcontract the manufacturing of product components to independent third-party contract manufacturers who are located in the U.S., Mexico, China and Taiwan and who have the equipment, know-how and capacity to manufacture products to our specifications. Final products are assembled, tested, packaged, and distributed at and from our Newark, California facility. We offer the products worldwide through two-tier distribution enabling customers to purchase from a large number of on-line resellers around the world including some application developers. The geographic regions served by the Company include the Americas, Europe, the Middle East, Africa and Asia Pacific, including Japan and China.

We believe growth in mobile applications and the mobile workforce are resulting from technical advances in mobile technologies, cost reductions in mobile devices and the growing adoption by businesses of mobile applications running on smartphones and tablets, building a growing demand for our products. Our data capture products address the growing need for speed and accuracy by today’s mobile workers and by the systems supporting those workers, thereby enhancing their productivity and allowing them to exploit time sensitive opportunities and improve customer satisfaction.

Products

Cordless barcode scanners

We offer barcode scanning products for both 1D (imager and laser) and 2D barcode scanning in standard and durable cases. Our 7 Series standard barcode scanners are lightweight and ergonomically designed for easy handling as stand-alone cordless barcode scanners. The 7 Series scanners come in six vivid colors, blue, gray, green, red, white and yellow. Our DuraScan™ line of durable barcode scanners come in three models: linear imager (D700), laser (D730) and 2D imager (D750). Using the same ergonomic form factor, these barcode scanners have an IP54 durability rating and improved usability features in industrial colors: Construction Orange, Safety Green and Utility Gray. Our SocketScan™ 800 Series cordless barcode scanners in linear imaging (S800) and 2D models (S850) are designed to be attachable, with an easily detachable clip, to smartphones and other mobile devices for more integrated barcode scanning. The 800 Series scanners can also be used in simple handheld mode. Our 800 series sleeve solution, “DuraCase”, is designed to keep an iPod or smartphone and barcode scanner together and enabling both devices to be used and charged simultaneously and easily operated with a single hand.

Index

The Contactless SmartTag Reader Writer version of our durable handheld barcode scanners, D600, will be available in 2017. The D600 can read and write many different types of electronic SmartTags, including NFC. SmartTags are used in many applications today, like digital wallet applications for loyalty cards, identification cards, payment cards, coupons, event tickets and others which leverage the exchange of electronic “tokens”. These tokens can be exchanged via NFC enabled devices. We are also incorporating the Contactless SmartTag reader/writer technology into the base of a retail accessory stand that today enables customers to scan barcoded documents. The Contactless SmartTag reader/writer may also be used as a stand-alone base. We are working with our registered developers to encourage them to include Near Field Communications capabilities in their mobile applications.

Our Software Developer Kit (“SDK”) supports all of our data capture devices (both barcode reader and Smartcard Reader Writer) with a single installation, making it easy for a developer to integrate our data capture capabilities into their application centric solution while giving the customer the ability to select the products that work best for them. Our SDK enables the developers to modify, control the placement of the captured data in their application, and control the feedback to the user that the transaction and transmission was successfully completed. Socket Mobile SDK also enables the built-in camera in a customer’s smartphone or tablet to be used for occasional or lower volume data collection requirements.

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

Revenues

Total revenue for the first quarter of 2017 was $5.6 million, an increase of 11% compared to the revenue of $5.0 million for the same quarter a year ago. Our product revenues and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:

Index

(revenues in thousands)	Three months ended March 31,
	2017		2016		Increase
Product family:	$’s	%’s	$’s	%’s	%’s

Cordless barcode scanners and accessories	$5,549	99%	$4,006	79%	39%

Mobile handheld computer, accessories and license fees	14	*	868	17%	(99%)

Services	59	1%	170	3%	(65%)

Total	$5,622	100%	$5,044	100%	11%

Revenue of our cordless barcode scanners and accessories was $5.5 million or 99% of our overall revenues for the first quarter of 2017, an increase of 39% or $1.5 million. This is compared to $4.0 million, or 79% of total revenue of $5.0 million, for the first quarter of 2016. Revenue increases of $0.8 million was from increased sales volumes of our SocketScan™ 800 Series cordless barcode scanners in linear imaging (S800) and $0.7 million from our multi-colored 7 Series standard barcode scanners 7Ci model that are lightweight and ergonomically designed for easy handling as stand-alone cordless barcode scanners.

We discontinued availability of the mobile handheld computer product family due to technical obsolescence of several key components in Q3 2016. As of the end of 2016, all return rights have expired and revenue recognized for all remaining products in the channel. Revenue of mobile handheld computer, accessories and license fees in the three months ended March 31, 2016 included a last buy order from one of our legacy SoMo® customers.

Service comprised 1% of revenue for the first quarter of 2017 comparing to 3% in the first quarter of 2016. Our SocketCare service contracts are purchased by our customers in conjunction with the purchase of mobile handheld computers and cordless barcode scanners. Due to the robustness and lower cost of the data capture products, SocketCare extended warranty care has been primarily purchased by handheld computer customers. With the phasing out of the handheld computer businesses, service revenue continues to decline as a percentage of total revenue.

Gross Margins

Our gross margins for the first quarter of 2017 were 51.8%, up from margins of 49.7% for the first quarter a year ago. Improvements in overall margins reflected the component cost reductions received from our suppliers due to our higher volumes of cordless barcode scanner sales.

Research and Development Expense

Research and development expense in the first quarter of 2017 was $797,000, an increase of 21% compared to expenses of $657,000 in the same quarter a year ago. Increase in the level of research and development expense was primarily due to higher personnel costs reflecting additions to headcount and higher consulting and professional fees driven by product development and growth. We expect a moderate increase of research and development expense in the next several quarters due to salary increases and planned product development expenses.

Index

Sales and Marketing Expense

Sales and marketing expense in the first quarter of 2017 was $759,000, an increase of 11% compared to the expense of $687,000 over the same quarter a year ago. Increases in sales and marketing expense were primarily due to higher personnel costs reflecting prior year annual salary increases, and higher professional consulting services for international market development and management. Sales and marketing expense is expected to remain flat for the balance of the year.

General and Administrative Expense

General and administrative expense in the first quarter of 2017 was $689,000, an increase of 22% compared to the expense of $563,000 in the first quarter of 2016. Increases in the level of general and administrative expense were primarily due to higher legal expenses associated with new patent application, professional service fees related to Section 382 analysis, increased listing fees on NASDAQ, and increased facility maintenance costs. General and administrative expense is expected to moderately decline in the second quarter of 2017 from the first quarter levels due to the absence of professional fees and other expenses related to the costs of our annual audit which are expensed primarily in the first quarter, and to remain flat for the balance of the year.

Interest Expense, Net of Interest Income

Interest expense was $30,000 in the first quarter of 2017 compared to $44,000 in the first quarter of 2016. Interest expense in each of the comparable first quarters was related primarily to interest on our subordinated credit line, interest on our subordinated convertible notes payable, and interest on amounts drawn on our bank lines of credit (see “NOTE 4 — Related Party Convertible Notes Payable” and “NOTE 5 — Related Party Short Term Notes Payable” for more information). Additionally, interest expense in each of the comparable first quarters includes interest on equipment lease financing obligations. Lower interest expense in the first quarter of 2017 reflected the decreased interest rate on the convertible notes and reduced debt balances outstanding during the period. During the first quarter of 2017, no amount was borrowed under the lines of credit with Western Alliance Bank, compared to $350,000 borrowed at March 31, 2016. Subordinated credit line ($500K) was paid off at the end of January 2016.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable first quarters, reflecting low average cash balances combined with low average rates of return.

Index

Income Taxes

Effective December 31, 2016, we released our valuation allowance for deferred taxes and set up deferred taxes on our balance sheet. With the consideration of available evidence, including three consecutive years of increasing net income and expectations for continued sustainable profitable operations, we believed that, in accordance with the guidance provided by ASC 740, it is more likely than not to realize the majority of the value of federal and state deferred tax assets.

On March 31, 2017, our deferred tax asset is valued at $9,017,000, and consists of $7,824,000 for net operating loss carryforwards, $893,000 relating to temporary timing differences between GAAP and tax-related expenses, and $300,000 relating to R&D credits.

We have recorded a provision for income taxes of $253,000 and $8,000 for the three-month periods ended March 31, 2017 and 2016, respectively. The 2017 provision includes deferred tax expense and federal and state alternative minimum tax expenses. The deferred tax expense in the first quarter of 2016 is related to the Company’s goodwill amortized for tax purposes.

  We have determined that utilization of existing net operating losses against future taxable income is not limited by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit our ability to fully utilize the existing net operating loss carryforwards against any future taxable income.

Cash Flows and Contractual Obligations

As reflected in our Statements of Cash Flows, net cash provided by operating activities was $241,000 in the first quarter 2017, compared to net cash provided of $91,000 in the comparable period a year ago. We calculate net cash provided by or used in operating activities by increasing our net income ($386,000 and $548,000 in the first quarter of 2017 and 2016, respectively) by those expenses that did not require the use of cash. These items consist of stock based compensation expense, depreciation, and deferred tax expense. These amounts totaled $414,000 and $138,000 in the first quarter of 2017 and 2016, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In the first quarter of 2017 changes in operating assets and liabilities resulted in a net use of cash of $559,000 and were primarily from increases in accounts receivable due to higher shipments in the middle of the first quarter and increases in inventory levels. The uses of cash was partially offset by increases in accounts payable driven primarily by increased inventory purchases. In the first quarter of 2016 changes in operating assets and liabilities resulted in a net use of cash of $595,000 and were primarily from reductions of customer deposit applied to the shipments of the last time buy order for our mobile handheld computer product, increases in inventory levels, and declines in stocking levels in our distribution channel reflecting normal fluctuations in distributor stocking. These uses of cash were partially offset by increases in accounts payable and accrued expenses.

Index

In the first quarter of 2017, we used $84,000 in activities related primarily to expenditures on tooling and purchases of computer equipment. In the comparable period of 2016, we used $57,000 in investing activities primarily related to the new accounting and operations management ERP software system and expenditures on tooling.

Cash provided by financing activities for the three months ended March 31, 2017 and 2016, was $146,000 and $56,000, respectively. Financing activities in the first quarter of 2017 consisted primarily of the proceeds from the exercise of stock options. Financing activities in the first quarter of 2016 consisted primarily of net amounts advanced on our bank lines of credit and the proceeds from the exercise of warrants and stock options, offset by repayment of $500,000 on subordinated notes payable.

Our contractual cash obligations at March 31, 2017 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$3,381,000	$3,381,000	$—	$—	$—
Operating lease	2,454,000	430,000	911,000	986,000	127,000
Capital leases	73,000	27,000	41,000	5,000	—
Total contractual obligations	$5,908,000	$3,838,000	$952,000	$991,000	$127,000

On March 31, 2017, we had no outstanding amount borrowed under our lines of credit with Western Alliance Bank, compared to $350,000 borrowed on March 31, 2016. The domestic portion of the credit facility agreement expires on February 27, 2019 and the international portion expires on February 27, 2018. The agreement may be terminated by us or by the Bank at any time. Upon such termination, the Bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at the Bank’s discretion and the Bank is not obligated to make advances.

At March 31, 2017, we had outstanding a total of $753,000 in subordinated convertible notes issued to select officers and directors of the Company. $381,000 of these notes have an original term of four years that accrue interest at 8% per annum compounded quarterly, mature on September 4, 2017, and have a note holder call provision. $372,000 of the notes have an original term of four years that accrue interest at 18% per annum compounded quarterly through March 30, 2016 and at 12% thereafter, mature on September 4, 2017, and do not have a call provision. Accrued interest for all convertible notes is payable in cash or convertible upon redemption at the holder’s option. The notes and accrued interests are convertible into common stock at the option of the holder at $1.25 per share for the four-year notes. Accrued interest expense as of March 31, 2017 for all convertible notes outstanding was approximately $412,000. The notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Western Alliance Bank.

Index

Off-Balance Sheet Arrangements

As of March 31, 2017, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit line facilities. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the lender's prime rate (minimum of 3.25%) plus 1.5%, for both the domestic line (up to $2.0 million) and the international line (up to $0.5 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. During the first quarter of 2017, no funds were borrowed under our lines of credit with Western Alliance Bank.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets at the end of the quarter ended March 31, 2017, an adverse change of 10% in exchange rates would have resulted in an decrease in our net income for the first quarter of 2017 of approximately $39,000 if left unprotected. For the first quarter of 2017, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $4,100. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the last fiscal quarter ended March 31, 2017 and this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

Item 1A. Risk Factors

The risks described in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

We may not maintain ongoing profitability.

To maintain ongoing profitability, we must accomplish numerous objectives, including continued growth in our business, ongoing support to registered developers whose applications support the use of our data capture products, and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to maintain ongoing profitability. If we cannot maintain ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replenish that cash, we may need to suspend some or all of our current operations.

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

Index

Because we base our staffing and other operating expenses on anticipated revenues, unexpected declines or delays in the receipt of orders can cause significant variations in operating results from quarter to quarter. As a result of any of the foregoing factors, or a combination, our results of operations in any given quarter may be below the expectations of public market analysts or investors, in which case the market price of our common stock would be adversely affected.

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

A significant portion of our revenue comes from a limited number of distributors. In the first quarter of 2017 and 2016, Ingram Micro Inc., BlueStar, Inc. and ScanSource, Inc. together represented approximately 74% and 62%, respectively, of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with any of our significant distributors, we would experience disruption and delays in marketing our products.

Index

We may not be able to collect receivables from customers who experience financial difficulties.

Our accounts receivable are derived primarily from distributors. We perform ongoing credit evaluations of our customers’ financial conditions but generally require no collateral from our customers. Reserves are maintained for potential credit losses, and such losses have historically been within such reserves. However, our customers may be thinly capitalized and may be prone to failure in adverse market conditions. Although our collection history has been good, from time to time a customer may not pay us because of financial difficulty, bankruptcy or liquidation. If global financial conditions have an impact on our customers’ ability to pay us in a timely manner, and consequently, we may experience increased difficulty in collecting our accounts receivable, and we may have to increase our reserves in anticipation of increased uncollectible accounts.

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

Index

As of May 3, 2017, we had 5,966,565 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of May 3, 2017, we had 2,234,486 shares of common stock subject to outstanding options under our stock option plans, and 168,856 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of May 3, 2017, we had $752,625 in subordinated convertible notes payable. Up to 931,313 shares of common stock could be issued for conversion of the notes plus all accrued interest thru March 31, 2017.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2016 through May 3, 2017, our common stock price fluctuated between a high of $4.90 and a low of $1.82. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: May 12, 2017	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 12, 2017	/s/ David W. Dunlap
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