Form 10-Q
period 2017-06-30
SOCKET MOBILE, INC.
filed 2017-08-11
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

The number of shares of Common Stock ($0.001 par value) outstanding as of August 4, 2017 was 5,998,920 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$5,805,605	$5,211,742	$11,427,699	$10,255,528

Cost of revenues	2,695,943	2,632,031	5,405,342	5,169,537

Gross profit	3,109,662	2,579,711	6,022,357	5,085,991

Operating expenses:
Research and development	858,772	741,113	1,655,380	1,398,131
Sales and marketing	741,558	682,756	1,500,806	1,369,524
General and administrative	601,294	576,553	1,290,098	1,139,104
Total operating expenses	2,201,624	2,000,422	4,446,284	3,906,759

Operating income	908,038	579,289	1,576,073	1,179,232

Interest expense, net	(30,678)	(29,766)	(60,354)	(73,410)

Net income before income taxes	877,360	549,523	1,515,719	1,105,822

Income tax expense	(387,437)	(32,585)	(639,988)	(40,570)

Net income	$489,923	$516,938	$875,731	$1,065,252

Net income per share:

Basic	$0.08	$0.09	$0.15	$0.19
Diluted	$0.07	$0.07	$0.12	$0.16

Weighted average shares outstanding:

Basic	5,965,479	5,821,891	5,939,304	5,733,267
Diluted	7,785,868	7,474,785	7,764,795	7,158,833

See accompanying notes.

Index

SOCKET MOBILE, INC. BALANCE SHEETS
	June 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,134,411	$1,319,006
Accounts receivable, net	3,090,122	2,866,877
Inventories, net	2,234,148	1,537,439
Prepaid expenses and other current assets	506,993	259,464
Deferred cost on shipments to distributors	202,009	947,799
Total current assets	8,167,683	6,930,585

Property and equipment:
Machinery and office equipment	2,109,160	2,063,221
Computer equipment	838,849	945,054
	2,948,009	3,008,275
Accumulated depreciation	(2,455,493)	(2,444,392)
Property and equipment, net	492,516	563,883

Goodwill	4,427,000	4,427,000
Other assets	64,278	75,918
Deferred tax assets	8,642,325	9,589,408
Total assets	$21,793,802	$21,586,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,581,155	$1,581,226
Accrued payroll and related expenses	605,952	632,931
Deferred revenue on shipments to distributors	464,250	2,010,441
Related party convertible notes payable	752,625	752,625
Short term portion of deferred service revenue	39,992	47,776
Short term portion of capital leases and deferred rent	48,610	39,175
Total current liabilities	3,492,584	5,064,174

Long term portion of deferred service revenue	32,974	25,610
Long term portion of capital leases and deferred rent	302,596	327,078
Total liabilities	3,828,154	5,416,862

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 5,973,413 shares at June 30, 2017 and 5,878,405 shares at December 31, 2016	5,973	5,878
Additional paid-in capital	63,306,513	62,889,851
Accumulated deficit	(45,346,838)	(46,725,797)
Total stockholders’ equity	17,965,648	16,169,932
Total liabilities and stockholders’ equity	$21,793,802	$21,586,794

 See accompanying notes.

Index

SOCKET MOBILE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$875,731	$1,065,252
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	203,086	150,822
Depreciation and amortization	159,105	132,970
Deferred income tax expense	613,989	15,969

Changes in operating assets and liabilities:
Accounts receivable	(223,245)	(86,424)
Inventories	(696,709)	446,845
Prepaid expenses and other current assets	(247,529)	(110,870)
Other assets	11,640	(5,000)
Accounts payable and accrued expenses	(71)	(620,481)
Accrued payroll and related expenses	(26,979)	(42,383)
Net deferred income on shipments to distributors	35,921	170,333
Customer deposit	—	(640,440)
Deferred service revenue	(420)	(25,092)
Change in deferred rent	(2,086)	5,933
Net cash provided by operating activities	702,433	457,434

Investing activities
Purchases of equipment	(87,738)	(98,905)
Net cash used in investing activities	(87,738)	(98,905)

Financing activities
Payments on capital leases	(12,961)	(18,523)
Proceeds from borrowings under bank line of credit agreement	—	350,000
Repayments of borrowings under bank line of credit agreement	—	(350,000)
Repayments of related party notes payable	—	(500,000)
Stock options exercised	213,671	117,609
Warrants exercised	—	158,145
Net cash provided by (used in) financing activities	200,710	(242,769)

Net increase in cash and cash equivalents	815,405	115,760

Cash and cash equivalents at beginning of period	1,319,006	938,155
Cash and cash equivalents at end of period	$2,134,411	$1,053,915

Supplemental disclosure of cash flow information
Cash paid for interest	$1,857	$11,738
Supplemental disclosure of non-cash investing and financing activities
Cashless exercise of warrants	$—	$35

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. At June 30, 2017 and December 31, 2016, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance on deposit in these accounts may, at times, exceed the federally insured limits. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

The Company adopted the new revenue recognition policy effective January 1, 2017. Instead of deferring 100% of revenue and cost of revenue until products are sold by distributors, the new policy recognizes revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history plus knowledge of pending returns outside of the norm. Actual return history is approximately 20% of the channel inventory, primarily from stock rotations. To reflect the period-specific effects of applying the new policy, the Company reclassified the balance of net deferred revenue on shipments to distributors in the amount of $1,062,642 as of December 31, 2016 to a refund liability of $2,010,441 (deferred revenue on shipments to distributors) and an asset of $947,799 (deferred cost on shipments to distributors). The effect of the change on January 1, 2017 is a one-time reduction (debit) to net deferred revenue in the amount of $836,000 less the deferred tax effects of $333,000 for a net improvement in retained deficit of $503,000. At June 30, 2017, the deferred revenue and deferred cost on shipments to distributors were $464,250 and $202,009, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories at June 30, 2017 and December 31, 2016 were as follows:

	June 30,	December 31,
	2017	2016
Raw materials and sub-assemblies	$3,084,578	$2,665,185
Finished goods	340,205	64,359
Inventory reserves	(1,190,635)	(1,192,105)
Inventories, net	$2,234,148	$1,537,439

NOTE 4 — Short Term Related Party Convertible Notes Payable

Short Term Related Party Convertible Notes Payable

The balance of short term convertible notes payable to officers and directors of the company is $752,625 at June 30, 2017 and December 31, 2016. $380,696 of these notes have an original term of four years that accrue interest at 8% per annum compounded quarterly, mature on September 4, 2017, and have a note holder call provision. $371,929 has an original term of four years that accrued interest at 18% per annum compounded quarterly through March 30, 2016 and at 12% thereafter, matures on September 4, 2017, and does not have a note holder call provision. Accrued interest for all convertible notes was $441,306 and $382,808 at June 30, 2017 and December 31, 2016, respectively and was included in Accounts Payable and Accrued Expenses. Interest expense for the three and six months ended June 30, 2017 was $29,789 and $58,497, respectively. Interest expense for the three and six months ended June 30, 2016 was $26,823 and $61,004, respectively. The notes and accrued interest are convertible into common stock at the option of the holder at $1.25 per share. The convertible notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with the Company’s bank.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 — Bank Financing Arrangements

On March 20, 2017, the Company completed a Business Financing Modification Agreement by and between the Company and Western Alliance Bank (the “Bank) to extend the expiration date of the revolving credit line for domestic portion to February 27, 2019. The international portion of the credit line was not changed and will expire on February 27, 2018. Under the terms of the credit facility agreement with the Bank, the Company may borrow up to $2.5 million, of which up to $2.0 million is based on qualified receivables from domestic customers and up to $0.5 million is based on qualified receivables from international customers. In addition, the Company must maintain a minimum liquidity ratio calculated at the end of each month of quick assets (cash plus qualified accounts receivable) to outstanding obligations to the Bank not less than 1.75 to 1.0. Advances against the domestic and international lines are calculated at 70% of qualified receivables. Borrowings under the lines bear an annual interest rate equal to the Bank’s prime rate (minimum of 3.25%) plus 1.5%. There is also a collateral handling fee of 0.1% per month of the financed receivables outstanding. The applicable interest and fees are calculated based on the actual amounts borrowed. The borrowings under the credit facility are secured by a first priority security interest in the assets of the Company. All advances are at the Bank’s discretion and the Bank is not obligated to make advances. The agreement may be terminated by the Company or by the Bank at any time. At June 30, 2017, there were no amounts borrowed, and the total borrowing capacity was approximately $1,960,000.

No amounts were drawn under the Company’s bank credit lines during the three and six months ended June 30, 2017. Total interest expense on the amounts drawn under the Company’s bank credit lines in effect during the three and six months ended June 30, 2016, was $1,813 and $3,000, respectively.

NOTE 6 — Segment Information and Concentrations

Segment Information

The Company operates in one segment—mobile systems solutions for businesses. Mobile systems solutions typically consist of mobile devices such as smartphones or tablets, some with data collection peripherals, and third-party vertical applications software. The Company markets its products in the United States and foreign countries through its sales personnel and distributors. Revenues for the geographic areas for three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
United States	$4,666,816	$4,198,238	$9,008,465	$8,278,157
Europe	831,526	678,262	1,931,208	1,415,657
Asia and rest of world	307,263	335,242	488,026	561,714
Total revenues	$5,805,605	$5,211,742	$11,427,699	$10,255,528

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three and six month periods ended June 30, 2017 and 2016 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Ingram Micro Inc.	33%	27%	39%	25%
ScanSource, Inc.	26%	15%	20%	14%
BlueStar, Inc.	17%	21%	16%	23%
Spinal Modulation, Inc.	*	12%	*	13%

_____________

* Customer accounted for less than 10% of total revenues for the period

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks. To date, the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at June 30, 2017 and December 31, 2016 were as follows:

	June 30,	December 31,
	2017	2016
Ingram Micro Inc.	43%	49%
ScanSource, Inc.	24%	*
BlueStar, Inc.	16%	30%

_____________

* Customer accounted for less than 10% of total accounts receivable balances

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. At June 30, 2017, 18% of the Company’s accounts payable balances was concentrated in the top two suppliers. For the three months ended June 30, 2017, the top two suppliers accounted for 58% of the inventory purchases.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of employee stock options, based on the fair value of the awards as of the date that the awards are issued. The fair values of stock options are generally determined using a binomial lattice valuation model that incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period. Total stock-based compensation expense for the three and six months ended June 30, 2017, was $107,389 and $203,086, respectively. Total stock-based compensation expense for the three and six months ended June 30, 2016, was $85,603 and $150,822, respectively. In the three and six months ended June 30, 2017, 182,300 stock options were granted at a weighted average per share fair value estimated at $2.71.

NOTE 8 — Net Income per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$489,923	$516,938	$875,731	$1,065,252

Convertible note interest	$29,789	27,490	$58,497	61,671

Adjusted diluted net income	$519,712	$544,428	$934,228	$1,126,923

Denominator:
Weighted average common shares outstanding used in computing net income per share:
Basic	5,965,479	5,821,891	5,939,304	5,733,267
Effect of dilutive stock options and convertible notes payable	1,820,389	1,652,894	1,825,491	1,425,566

Diluted	7,785,868	7,474,785	7,764,795	7,158,833

Net income per share applicable to common stockholders:
Basic	$0.08	$0.09	$0.15	$0.19
Diluted	$0.07	$0.07	$0.12	$0.16

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — Income Taxes

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

The Company has recorded a provision for income taxes of $387,437 and $32,585 for the three months ended June 30, 2017 and 2016, respectively, and $639,988 and $40,570 for the six-month periods ended June 30, 2017 and 2016, respectively. The 2017 provision of $639,988 includes deferred tax expense of $613,988, federal alternative minimum tax expense of $20,000, and state alternative minimum tax expense of $6,000. The provisions for income tax for 2016 include federal alternative minimum tax expense of $18,501, state alternative minimum tax expense of $6,100, and deferred tax expense of $15,969.

NOTE 10 — Commitments and Contingencies

Operating Lease

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. The lease agreement expires on June 30, 2022. Monthly base rent increases four percent per year annually on July 1st of each year. Rental expense was $109,237 and $218,036 for the three and six month periods ended June 30, 2017, respectively. Rental expense was $109,507 and $218,045 for the three and six month periods ended June 30, 2016, respectively. The Company recorded a deferred rent obligation in accrued liabilities in the amount of $284,815 and $286,901 at June 30, 2017 and December 31, 2016, respectively.

Future minimum lease payments under the operating lease at June 30, 2017 are as shown below:

Annual minimum payments:	Amount
2017 (July 1, 2017 to December 31, 2017)	$216,843
2018	442,359
2019	460,053
2020	478,455
2021 to 2022	751,269
Total minimum payments	$2,348,979

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Capital Lease Obligations

The Company leases certain of its equipment under capital leases. These leases are collateralized by their underlying assets. At June 30, 2017 and December 31, 2016, equipment with a cost of $100,584 was subject to such financing arrangements. The accumulated depreciation of the assets associated with the capital leases as of June 30, 2017 and December 31, 2016, amounted to $37,307 and $20,173 respectively.

Future minimum payments under capital lease and equipment financing arrangements as of June 30, 2017, are as follows:

Annual minimum payments:	Amount
2017 (July 1, 2017 to December 31, 2017)	$15,230
2018	27,607
2019	18,635
2020	9,545
Total minimum payments	71,017
Less amount representing interest	(4,625)
Present value of net minimum payments	66,392
Short term portion of capital leases	(27,758)
Long term portion of capital leases	$38,634

Purchase Commitments

As of June 30, 2017, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $3,248,000.

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

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

We design our own products and subcontract the manufacturing of product components to independent third-party contract manufacturers who are located in the U.S., Mexico, Singapore, China, and Taiwan and who have the equipment, know-how and capacity to manufacture products to our specifications. Final products are assembled, tested, packaged, and distributed at and from our Newark, California facility. We offer the products worldwide through two-tier distribution enabling customers to purchase from a large number of on-line resellers around the world including some application developers. The geographic regions served by the Company include the Americas, Europe, Asia Pacific and Africa.

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

Products

Cordless barcode scanners

We offer barcode scanning products for both 1D (imager and laser) and 2D barcode scanning in standard and durable cases. Our 7 Series standard barcode scanners are lightweight and ergonomically designed for easy handling as stand-alone cordless barcode scanners. The 7 Series scanners come in six vivid colors, blue, gray, green, red, white and yellow. Our DuraScan™ line of durable barcode scanners come in three models: linear imager (D700), laser (D730) and 2D imager (D750). Using the same ergonomic form factor, these barcode scanners have an IP54 durability rating and improved usability features in industrial colors: Construction Orange, Safety Green and Utility Gray. Our SocketScan™ 800 Series cordless barcode scanners in linear imaging (S800) and 2D models (S850) are designed to be attachable, with an easily detachable clip, to smartphones and other mobile devices for more integrated barcode scanning. The 800 Series scanners can also be used in simple handheld mode. Our 800 series sleeve solution, “DuraCase”, is designed to keep an iPod or smartphone and a barcode scanner together, enabling both devices to be used and charged simultaneously and easily operated with a single hand. We expanded our DuraCase offerings in Q2 with the addition of the Samsung Galaxy S7.

Index

Our Software Developer Kit (“SDK”) supports all of our data capture devices (both barcode reader and Smartcard Reader Writer) with a single installation, making it easy for a developer to integrate our data capture capabilities into their application centric solution while giving the customer the ability to select the products that work best for them. Our SDK enables the developers to modify, control the placement of the captured data in their application, and control the feedback to the user that the transaction and transmission was successfully completed. Socket Mobile’s SDK also enables the built-in camera in a customer’s smartphone or tablet to be used for occasional or lower volume data collection requirements.

Extended warranty programs are available for all of our data capture products.

Contactless Reader Writer

We expect to deliver our D600 Contactless Reader Writer in Q3 2017. The D600 is our first handheld capable of reading data from RFID tags or from smartphones leveraging near-field communication capabilities. RFID tags are used in many applications, like digital wallet applications for loyalty cards, identification cards, payment cards, coupons, event tickets and others that leverage the exchange of electronic “tokens”. These tokens can be exchanged via NFC enabled devices. We are also incorporating the RFID reader/writer technology into the base of a retail accessory stand that enables customers to scan barcoded documents. We had early engagement from our developer community as we finalized the D600, and we continue working with our registered developers to explore the data capture opportunities around RFID/NFC.

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

Index

Revenues

Total revenues for the three and six months ended June 30, 2017 were $5.8 million and $11.4 million, respectively, an increase of 11% from revenues of $5.2 million and $10.3 million, respectively, in the comparable periods one year ago. Our product revenues and the corresponding increase in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
Product family:	2017	2016	Increase	2017	2016	Increase
Cordless barcode scanners and accessories	$5,687	$4,028	41%	$11,236	$8,034	40%

Mobile handheld computer and accessories	68	1,061	(94%)	82	1,929	(96%)

Services	51	123	(59%)	110	293	(62%)

Total	$5,806	$5,212	11%	$11,428	$10,256	11%

Revenue of our cordless barcode scanners and accessories was $5.7 million or 98% of our overall revenues for the second quarter of 2017, an increase of 41% or $1.7 million compared to the revenue of $4.0 million for the second quarter of 2016. Revenue increases of $1.4 million was from increased sales volume of our multi-colored 7 Series standard barcode scanners (7Ci) that are lightweight and ergonomically designed for easy handling as stand-alone cordless barcode scanners and $0.3 million was from increased sales volumes of our SocketScan™ 800 Series attachable scanners.

Revenue of cordless barcode scanners and accessories for the six months ended June 30, 2017 was $11.2 million, an increase of 40% or $3.2 million compared to the revenue of $8.0 million in the same period a year ago. Revenue increases of $2.0 million was from increased sales volume of our multi-colored 7 Series standard barcode scanners (7Ci) and $1.2 million was from increased sales volumes of our SocketScan™ 800 Series attachable scanners.

We discontinued availability of the mobile handheld computer product family due to technical obsolescence of several key components in Q3 2016. Revenue of mobile handheld computer, accessories and license fees in the six months ended June 30, 2016 included a last buy order from one of our legacy SoMo® customers.

Service comprised 1% of revenue for the second quarter of 2017 comparing to 2% in the second quarter of 2016. Our SocketCare service contracts are purchased by our customers in conjunction with the purchase of mobile handheld computers and cordless barcode scanners. Due to the robustness and lower cost of the data capture products, SocketCare extended warranty care has been primarily purchased by handheld computer customers. With the phasing out of the handheld computer business, service revenue continues to decline as a percentage of total revenue.

Gross Margins

Our gross margins on sales for the three and six month periods ended June 30, 2017 were 53.6% and 52.7%, respectively, compared to 49.5% and 49.6%, respectively, for the corresponding periods a year ago. Improvements in overall margins reflected the component cost reductions received from our suppliers due to our higher volumes of cordless barcode scanner sales. Margin improvements were also due to a change in mix of products sold favoring a greater proportion of sales of our cordless barcode scanner models which, as a whole, are above average product margins and a lower proportion of sales of our mobile handheld computers which are below average product margins. In 2016, about 20% and 19% of the revenue came from the sale of mobile computer products for the three and six month periods ended June 30, 2016, respectively.

Index

Research and Development Expense

Research and development expense in the three and six months ended June 30, 2017 were $859,000 and $1,656,000, an increase of 16% and 18% compared to expenses of $741,000 and $1,398,000 in the corresponding periods a year ago. Increase in the level of research and development expense was primarily due to higher personnel costs reflecting additions to headcount and our annual salary increases effective April 1, 2017. Research and development expense for the balance of 2017 is expected to remain flat with second quarter levels.

Sales and Marketing Expense

Sales and marketing expense in the three and six months ended June 30, 2017 were $742,000 and $1,501,000, an increase of 9% and 10% compared to the expense of $683,000 and $1,370,000 in the corresponding periods a year ago. Increases in sales and marketing expense were primarily due to the higher personnel costs reflecting our annual salary increases, higher professional consulting services for international market development and management, and higher allocated facility maintenance costs. Sales and marketing expense for the balance of 2017 is expected to increase moderately reflecting additions to headcount.

General and Administrative Expense

General and administrative expense in the three and six months ended June 30, 2017 were $601,000 and $1,290,000, an increase of 4% and 13% compared to the expenses of $576,000 and $1,139,000 in the same periods one year ago. Increases in the level of general and administrative expense in Q2 were primarily due to higher personnel costs reflecting the effect of our annual salary increases for employees. Increases in the six months were primarily due to higher legal expenses associated with new patent application, professional service fees related to Section 382 analysis, increased listing fees on NASDAQ, and increased facility maintenance costs. General and administrative expense is expected to remain flat for the balance of 2017.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, in the three and six months ended June 30, 2017 was $30,678 and $60,354, respectively, compared to $29,766 and $73,410, respectively, in the same periods one year ago. Interest expense in each of the comparable periods was related to interest on subordinated convertible notes payable (see “NOTE 4 — Short Term Related Party Convertible Notes Payable” for more information), interest on amounts drawn on our bank lines of credit, and interest on equipment lease financing obligations. Lower interest expense in the six months in 2017 reflected the lower interest rate on the convertible notes effective at the end of Q1 2016 and no amount borrowed under the lines of credit with Western Alliance Bank during the period. $350,000 was borrowed at March 31, 2016 and repaid in Q2 2016. Average outstanding balance of bank credit line during the first six months of 2016 was $117,000.

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

On June 30, 2017, our deferred tax asset is valued at $8,642,325, and consists of $7,410,272 for net operating loss carryforwards, $937,194 relating to temporary timing differences between GAAP and tax-related expenses, and $294,859 relating to R&D credits.

Income tax expenses in the three and six months ended June 30, 2017 were $387,437 and $639,988, respectively, compared to $32,585 and $40,570, respectively, in the same periods one year ago. The provision in both 2017 and 2016 included deferred tax expenses, and federal and state alternative minimum tax expenses. In 2016, we accounted full valuation allowance for our deferred taxes, so we only recorded a small deferred tax expense relating to the portion of the Company’s goodwill amortized for tax purpose.

We have determined that utilization of existing net operating losses against future taxable income is not limited by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit our ability to fully utilize the existing net operating loss carryforwards against any future taxable income.

Cash Flows and Contractual Obligations

As reflected in our Statements of Cash Flows, net cash provided by operating activities was $702,000 in the first half of 2017, compared to net cash provided by operating activities of $457,000 in the comparable period a year ago. We calculate net cash provided by operating activities by increasing our net income ($876,000 and $1,065,000 in the first half of 2017 and 2016, respectively) by the expenses, such as stock based compensation expense, depreciation, and deferred tax expense, that did not require the use of cash. These amounts totaled $976,000 and $300,000 in the first half of 2017 and 2016, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In the first six months of 2017, changes in operating assets and liabilities resulted in a net use of cash of $1,149,000 which was primarily due to the buildup of inventories to accommodate rising sales, increases in accounts receivable driven by the higher shipments in the second half of Q2 2017, prepayments for insurance policies and operating leases, and increases in capitalized software development costs for our new product D600. In the first six months of 2016, changes in operating assets and liabilities resulted in a net use of cash of $908,000 which was primarily from decreases in accounts payable due to improvement in paying outstanding balances with our suppliers, reductions of customer deposit applied to the shipments of the last time buy order for our mobile handheld computer product, and increases in prepaid expenses and accounts receivable. The uses of cash were partially offset by reductions in SoMo® inventory which has been phased out as end of life during 2016 and increases in stocking levels in our distribution channel reflecting normal fluctuations in distributor stocking.

Index

In the first six months of 2017, we used $88,000 in activities related primarily to expenditures on tooling and purchases of computer equipment. In the comparable period of 2016, we used $99,000 in investing activities primarily related to expenditures on tooling and on new accounting and operations management ERP software system.

Cash provided by financing activities was $201,000 in the first half of 2017 compared to $243,000 used in financing activities in the same period of 2016. Financing activities in the first six months of 2017 consisted primarily of the proceeds from the exercise of stock options. Financing activities in 2016 consisted primarily of repayment of $500,000 of subordinated notes payable, offset by the proceeds from the exercise of warrants and stock options.

Our contractual cash obligations at June 30, 2017 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$3,248,000	$3,248,000	$—	$—	$—
Operating lease	2,349,000	434,000	920,000	995,000	—
Capital leases	67,000	28,000	39,000	—	—
Total contractual obligations	$5,664,000	$3,710,000	$959,000	$995,000	$—

At June 30, 2017, we had outstanding a total of $753,000 in subordinated convertible notes issued to select officers and directors of the Company. $381,000 of these notes have an original term of four years that accrue interest at 8% per annum compounded quarterly, mature on September 4, 2017, and have a note holder call provision. $372,000 of the notes have an original term of four years that accrued interest at 18% per annum compounded quarterly through March 30, 2016 and at 12% thereafter, mature on September 4, 2017, and do not have a call provision. Accrued interest for all convertible notes is payable in cash or convertible upon redemption at the holder’s option. The notes and accrued interests are convertible into common stock at the option of the holder at $1.25 per share for the four-year notes. Accrued interest expense as of June 30, 2017 for all convertible notes outstanding was approximately $441,000. The notes are secured by all of the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Western Alliance Bank.

Index

Off-Balance Sheet Arrangements

As of June 30, 2017, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit line facilities. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the lender's prime rate (minimum of 3.25%) plus 1.5%, for both the domestic line (up to $2.0 million) and the international line (up to $0.5 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. During the first six months of 2017, no funds were borrowed under our lines of credit with Western Alliance Bank.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended June 30, 2017, an adverse change of 10% in exchange rates would have resulted in an decrease in our net income for the second quarter of 2017 of approximately $33,200 if left unprotected. For the second quarter of 2017, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net gain of $2,000. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the last fiscal quarter ended June 30, 2017 and this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A significant portion of our revenue comes from a limited number of distributors. In the first half year of 2017 and 2016, Ingram Micro Inc., ScanSource, Inc., and BlueStar, Inc. together represented approximately 75% and 62%, respectively, of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with any of our significant distributors, we would experience disruption and delays in marketing our products.

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

As of August 4, 2017, we had 5,998,920 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

Index

As of August 4, 2017, we had 2,258,150 shares of common stock subject to outstanding options under our stock option plans, and 113,537 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of August 4, 2017, we had $752,625 in subordinated convertible notes payable. Up to 955,144 shares of common stock could be issued for conversion of the notes plus all accrued interest thru June 30, 2017.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2016 through August 4, 2017, our common stock price fluctuated between a high of $4.90 and a low of $1.82. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: August 11, 2017	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 11, 2017	/s/ David W. Dunlap
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