Form 10-Q
period 2017-09-30
SOCKET MOBILE, INC.
filed 2017-11-13
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

The number of shares of Common Stock ($0.001 par value) outstanding as of November 8, 2017 was 7,011,128 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$5,475,475	$5,102,130	$16,903,173	$15,357,658

Cost of revenues	2,429,036	2,472,315	7,834,378	7,641,852

Gross profit	3,046,439	2,629,815	9,068,795	7,715,806

Operating expenses:
Research and development	873,830	704,335	2,529,210	2,102,466
Sales and marketing	737,276	694,061	2,238,081	2,063,585
General and administrative	659,575	513,114	1,949,673	1,652,218
Total operating expenses	2,270,681	1,911,510	6,716,964	5,818,269

Operating income	775,758	718,305	2,351,831	1,897,537

Interest expense, net	(20,892)	(28,970)	(81,246)	(102,380)

Net income before income taxes	754,866	689,335	2,270,585	1,795,157
Income tax expense	(340,765)	(20,285)	(980,754)	(60,855)

Net income	$414,101	$669,050	$1,289,831	$1,734,302

Net income per share:

Basic	$0.07	$0.11	$0.21	$0.30
Diluted	$0.06	$0.10	$0.19	$0.25

Weighted average shares outstanding:

Basic	6,261,460	5,842,609	6,047,869	5,769,981
Diluted	7,129,633	7,281,545	6,936,210	7,181,588

 See accompanying notes.

Index

SOCKET MOBILE, INC.
BALANCE SHEETS

	September 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,867,023	$1,319,006
Accounts receivable, net	3,413,897	2,866,877
Inventories, net	2,246,289	1,537,439
Prepaid expenses and other current assets	445,946	259,464
Deferred cost on shipments to distributors	241,523	947,799
Total current assets	9,214,678	6,930,585

Property and equipment:
Machinery and office equipment	2,112,111	2,063,221
Computer equipment	854,476	945,054
	2,966,587	3,008,275
Accumulated depreciation	(2,442,573)	(2,444,392)
Property and equipment, net	524,014	563,883

Goodwill	4,427,000	4,427,000
Other assets	63,037	75,918
Deferred tax assets	8,329,850	9,589,408
Total assets	$22,558,579	$21,586,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,108,264	$1,581,226
Accrued payroll and related expenses	635,928	632,931
Deferred revenue on shipments to distributors	633,554	2,010,441
Related party convertible notes payable	—	752,625
Short term portion of deferred service revenue	34,298	47,776
Short term portion of capital leases and deferred rent	53,878	39,175
Total current liabilities	2,465,922	5,064,174

Long term portion of deferred service revenue	30,339	25,610
Long term portion of capital leases and deferred rent	285,155	327,078
Total liabilities	2,781,416	5,416,862

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 6,982,869 shares at September 30, 2017 and 5,878,405 shares at December 31, 2016	6,983	5,878
Additional paid-in capital	64,702,918	62,889,851
Accumulated deficit	(44,932,738)	(46,725,797)
Total stockholders’ equity	19,777,163	16,169,932
Total liabilities and stockholders’ equity	$22,558,579	$21,586,794

See accompanying notes.

Index

SOCKET MOBILE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$1,289,831	$1,734,302
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	315,237	244,052
Depreciation and amortization	236,059	209,707
Deferred income tax expense	926,464	23,954

Changes in operating assets and liabilities:
Accounts receivable	(547,020)	(294,941)
Inventories	(708,850)	186,475
Prepaid expenses and other current assets	(186,482)	(139,946)
Other assets	12,881	—
Accounts payable and accrued expenses	(9,478)	(639,303)
Accrued payroll and related expenses	2,997	(40,759)
Net deferred income on shipments to distributors	109,011	21,324
Customer deposit	56,700	(640,440)
Deferred service revenue	(8,749)	(37,692)
Change in deferred rent	(7,299)	4,890
Net cash provided by operating activities	1,481,302	631,623

Investing activities
Purchases of equipment	(196,190)	(175,080)
Net cash used in investing activities	(196,190)	(175,080)

Financing activities
Payments on capital leases	(19,921)	(24,798)
Proceeds from borrowings under bank line of credit agreement	—	350,000
Repayments of borrowings under bank line of credit agreement	—	(350,000)
Repayments of related party and other short term credit line notes payable	—	(500,000)
Proceeds from stock options exercised	282,826	118,068
Proceeds from warrants exercised	—	158,145
Net cash provided by (used in) financing activities	262,905	(248,585)

Net increase in cash and cash equivalents	1,548,017	207,958

Cash and cash equivalents at beginning of period	1,319,006	938,155
Cash and cash equivalents at end of period	$2,867,023	$1,146,113

Supplemental disclosure of cash flow information
Cash paid for interest	$2,339	$12,873
Supplemental disclosure of non-cash investing and financing activities
Equipment purchased under capital lease	—	$64,101
Conversion of notes payable and accrued interest into common stock	$1,216,109	—
Cashless exercise of warrants	—	$35

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. At September 30, 2017 and December 31, 2016, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance on deposit in these accounts may, at times, exceed the federally insured limits. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

The Company adopted the new revenue recognition policy effective January 1, 2017. Instead of deferring 100% of revenue and cost of revenue until products are sold by distributors, the new policy recognizes revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history plus knowledge of pending returns outside of the norm. Actual return history is approximately 20% of the channel inventory, primarily from stock rotations. To reflect the period-specific effects of applying the new policy, the Company reclassified the balance of net deferred revenue on shipments to distributors in the amount of $1,062,642 as of December 31, 2016 to a refund liability of $2,010,441 (deferred revenue on shipments to distributors) and an asset of $947,799 (deferred cost on shipments to distributors). The effect of the change on January 1, 2017 is a one-time reduction (debit) to net deferred revenue in the amount of $836,000 less the deferred tax effects of $333,000 for a net improvement in retained deficit of $503,000. At September 30, 2017, the deferred revenue and deferred cost on shipments to distributors were $633,554 and $241,523, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories at September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,
	2017	2016
Raw materials and sub-assemblies	$3,279,490	$2,665,185
Finished goods	151,655	64,359
Inventory reserves	(1,184,856)	(1,192,105)
Inventories, net	$2,246,289	$1,537,439

NOTE 4 — Related Party Subordinated Convertible Notes Payable

The Company’s Subordinated Convertible Notes of $752,625 matured on September 4, 2017. At the option of the note holders, note payable principal and accrued interest totaling $1,216,109 was converted into 972,884 shares of common stock at a conversion rate of $1.25 per share. The conversion reduces current liabilities and increases stockholders’ equity by $1,216,109. These 4-year notes were originally issued on September 4, 2013 to officers and directors of the company and converted into common stock at maturity pursuant to the terms of the notes.

At December 31, 2016, accrued interest of all convertible notes was $382,808 and was included in Accounts Payable and Accrued Expenses.

Interest expense for the three and nine months ended September 30, 2017 was $22,179 and $80,676, respectively. Interest expense for the three and nine months ended September 30, 2016 was $27,836 and $88,840, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 — Bank Financing Arrangements

On March 20, 2017, the Company completed a Business Financing Modification Agreement by and between the Company and Western Alliance Bank (the “Bank) to extend the expiration date of the domestic portion of the revolving credit line to February 27, 2019. The international portion of the credit line was not changed and will expire on February 27, 2018. Under the terms of the credit facility agreement with the Bank, the Company may borrow up to $2.5 million, of which up to $2.0 million is based on qualified receivables from domestic customers and up to $0.5 million is based on qualified receivables from international customers. In addition, the Company must maintain a minimum liquidity ratio calculated at the end of each month of quick assets (cash plus qualified accounts receivable) to outstanding obligations to the Bank not less than 1.75 to 1.0. Advances against the domestic and international lines are calculated at 70% of qualified receivables. Borrowings under the lines bear an annual interest rate equal to the Bank’s prime rate (minimum of 3.25%) plus 1.5%. There is also a collateral handling fee of 0.1% per month of the financed receivables outstanding. The applicable interest and fees are calculated based on the actual amounts borrowed. The borrowings under the credit facility are secured by a first priority security interest in the assets of the Company. All advances are at the Bank’s discretion and the Bank is not obligated to make advances. The agreement may be terminated by the Company or by the Bank at any time. At September 30, 2017, there were no amounts borrowed, and the total borrowing capacity was approximately $2,186,000.

No amounts were drawn under the Company’s bank credit lines during the three and nine months ended September 30, 2017. Total interest expense on the amounts drawn under the Company’s bank credit lines in effect during the three and nine months ended September 30, 2016, was zero and $3,000, respectively.

NOTE 6 — Segment Information and Concentrations

Segment Information

The Company operates in the mobile barcode and RFID/NFC scanning market. Mobile scanning typically consists of mobile devices such as smartphones or tablets, with mobile scanning peripherals for data collection, and third-party vertical applications software. The Company distributes its products in the United States and foreign countries primarily through distributors and resellers. The Company markets its products primarily through application developers whose applications are designed to work with Company’s products. Revenues for the geographic areas for three and nine-month periods ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
United States	$4,430,409	$4,030,547	$13,438,873	$12,308,704
Europe	711,057	821,782	2,642,265	2,237,439
Asia and rest of world	334,009	249,801	822,035	811,515
Total revenues	$5,475,475	$5,102,130	$16,903,173	$15,357,658

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues in the three and nine-month periods ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Ingram Micro Inc.	40%	29%	39%	27%
BlueStar, Inc.	20%	21%	17%	23%
ScanSource, Inc.	10%	19%	17%	16%
Spinal Modulation, Inc.	*	*	*	10%

_____________

* Customer accounted for less than 10% of total revenues for the period

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks. To date, the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s net accounts receivable balances at September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,
	2017	2016
Ingram Micro Inc.	36%	49%
BlueStar, Inc.	23%	30%
ScanSource, Inc.	13%	*
_____________ * Customer accounted for less than 10% of net accounts receivable balance at period end

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. At September 30, 2017 and December 31, 2016, 20% and 27%, respectively, of the Company’s accounts payable balances were concentrated with two suppliers. For the nine months ended September 30, 2017, the top two suppliers accounted for 53% of the inventory purchases.

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of employee stock options, based on the fair value of the awards as of the date that the awards are issued. The fair values of stock options are generally determined using a binomial lattice valuation model that incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period. Total stock-based compensation expense for the three and nine months ended September 30, 2017, was $112,151 and $315,237, respectively. Total stock-based compensation expense for the three and nine months ended September 30, 2016 was $93,230 and $244,052, respectively. In the three and nine months ended September 30, 2017, 66,600 and 248,900 stock options were granted at weighted average per share fair values estimated at $2.47 and $2.65, respectively.

NOTE 8 — Net Income per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$414,101	$669,050	$1,289,831	$1,734,302

Convertible note interest	—	$27,836	—	$88,840

Adjusted diluted net income	$414,101	$696,886	$1,289,831	$1,823,142

Denominator:
Weighted average common shares outstanding used in computing net income per share:
Basic	6,261,460	5,842,609	6,047,869	5,769,981
Effect of dilutive stock options and convertible notes payable	868,173	1,438,936	888,341	1,411,607

Diluted	7,129,633	7,281,545	6,936,210	7,181,588

Net income per share:
Basic	$0.07	$0.11	$0.21	$0.30
Diluted	$0.06	$0.10	$0.19	$0.25

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The Company has recorded a provision for income taxes of $340,765 and $20,285 for the three months ended September 30, 2017 and 2016, respectively, and $980,754 and $60,855 for the nine-month periods ended September 30, 2017 and 2016, respectively.

The 2017 provision of $980,754 includes deferred tax expense of $926,464, federal alternative minimum tax expense of $41,387, and state alternative minimum tax expense of $12,903. The provisions for income tax for 2016 include federal alternative minimum tax expense of $27,750, state alternative minimum tax expense of $9,150, and deferred tax expense of $23,955.

NOTE 10 — Commitments and Contingencies

Operating Lease

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. The lease agreement expires on June 30, 2022. Monthly base rent increases four percent per year annually on July 1st of each year. Rental expense was $108,473 and $326,509 for the three and nine-month periods ended September 30, 2017, respectively. Rental expense was $109,004 and $327,049 for the three and nine-month periods ended September 30, 2016, respectively. The Company recorded a deferred rent obligation in accrued liabilities in the amount of $279,601 and $286,901 at September 30, 2017 and December 31, 2016, respectively.

Future minimum lease payments under the operating lease at September 30, 2017 are shown below:

Annual minimum payments:	Amount
2017 (October 1, 2017 to December 31, 2017)	$108,421
2018	442,359
2019	460,053
2020	478,455
2021 to 2022	751,269
Total minimum payments	$2,240,557

Index

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Capital Lease Obligations

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At September 30, 2017 and December 31, 2016, property and equipment with a cost of $100,584 was subject to such financing arrangements. The accumulated depreciation of the assets associated with the capital leases as of September 30, 2017 and December 31, 2016, amounted to $44,353 and $20,173 respectively.

Future minimum payments under capital lease and equipment financing arrangements as of September 30, 2017 are as follows:

Annual minimum payments:	Amount
2017 (October 1, 2017 to December 31, 2017)	$7,443
2018	26,900
2019	17,892
2020	9,164
Total minimum payments	61,399
Less amount representing interest	(1,968)
Present value of net minimum payments	59,431
Short term portion of capital leases	(28,688)
Long term portion of capital leases	$30,743

Purchase Commitments

As of September 30, 2017, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $2,526,000.

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

Index

The Company

We are a leading producer of data capture products for mobile applications used in Retail, Commercial Services, Industrial & Manufacturing, Transportation & Logistics, and Health Care. Our primary products are cordless data capture devices that connect over Bluetooth and work with applications running on smartphones, tablets and mobile computers using operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®). We focus on serving the needs of software application developers as scanner sales are primarily driven by the deployment of barcode and NFC/RFID enabled mobile applications.

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

Products

Cordless scanners

We offer 1D (imager and laser) and 2D barcode and NFC/RFID scanning products in standard, durable and sled/sleeve configurations. Our SocketScan™ standard scanners are lightweight and ergonomically designed for easy handling and usage as stand-alone cordless scanners. Besides grey color, the SocketScan™ scanners come in 5 vivid colors, blue, green, red, white and yellow. Our DuraScan® line of durable scanners have an IP54 durability rating and improved usability features in industrial colors: Construction Orange, Safety Green and Utility Gray. Our SocketScan™ 800 Series cordless barcode scanners are designed to be attachable, with an easily detachable clip, to smartphones and other mobile devices for more integrated barcode scanning. The 800 Series scanners can also be used in simple handheld mode. Our sled/sleeve solution, “DuraCase”, is designed to integrate one of our SocketScan™ 800 Series scanners in a sleeve with an iPod Touch or SmartPhone enabling both devices to be used and charged simultaneously and easily operated with a single hand.

Our Software Developer Kit (“SDK”) supports all of our data capture devices (both barcode reader and Contactless Reader Writer) with a single installation, making it easy for a developer to integrate our data capture capabilities into their application centric solution while giving the customer the ability to select the products that work best for them. Our SDK enables the developers to modify, control the placement of the captured data in their application, and control the feedback to the user that the transaction and transmission was successfully completed. Socket Mobile’s SDK also enables the built-in camera in a customer’s smartphone or tablet to be used for occasional or lower volume data collection requirements.

Index

Extended warranty programs are available for all of our data capture products.

We commenced shipping our DuraScan® D600 Contactless Reader Writer at the end of Q3 2017. The D600 is our first handheld capable of reading data from RFID tags or from smartphones leveraging near-field communication capabilities. RFID tags are used in many applications, like digital wallet applications for loyalty cards, identification cards, payment cards, coupons, event tickets and others that leverage the exchange of electronic “tokens”. These tokens can be exchanged via NFC enabled devices. We are also incorporating the RFID reader/writer technology into the base of a retail accessory stand that enables customers to scan barcoded documents. We continue working with our registered developers to explore the data capture opportunities around RFID/NFC.

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

Index

Revenues

Total revenue for the third quarter of 2017 was $5.5 million, an increase of seven percent compared to revenue of $5.1 million for the same quarter a year ago. For the nine months ended September 30, 2017, revenue was $16.9 million, an increase of ten percent compared to revenue of $15.4 million in the comparable period one year ago. Our product revenues and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
Product family:	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Cordless barcode scanners and accessories	$5,022	$4,635	8%	$16,258	$12,669	28%

Mobile handheld computer, accessories and license fees	83	400	(79%)	165	2,329	(93%)

Services	370	67	452%	480	360	33%

Total	$5,475	$5,102	7%	$16,903	$15,358	10%

Revenue of our cordless barcode scanners and accessories increased by 8% or $0.4 million in the third quarter of 2017, compared to the same quarter a year ago. Revenue increases of $0.3 million were from increased sales volume of our multi-colored SocketScan™ standard scanners (7Ci) that are lightweight and ergonomically designed for easy handling and usage as stand-alone cordless scanners. Revenue increases of $0.2 million were from our DuraScan® 2D imager barcode scanners which have an IP54 durability rating and improved usability features. The revenue from our scanning accessories increased $0.1 million. Revenue of our SocketScan™ 1D laser barcode scanners decreased $0.2 million.

Revenue of cordless barcode scanners and accessories for the nine months ended September 30, 2017 was $16.3 million, an increase of 28% or $3.6 million compared to the revenue of $12.7 million in the same period a year ago. Revenue increase of $2.3 million was from increased sales volumes of our multi-colored SocketScan™ standard scanners (7Ci). Revenue of our SocketScan™ 800 Series attachable scanners increased $1.1 million. Revenue of DuraScan® 2D imager barcode scanners increased $0.3 million. The revenue from our scanning accessories increased $0.3 million. Revenue of our SocketScan™ 1D laser barcode scanners decreased $0.4 million.

We discontinued availability of the mobile handheld computer product family due to technical obsolescence of several key components in Q3 2016. Revenue of mobile handheld computer, accessories and license fees in the nine months ended September 30, 2016 included a last buy order from one of our legacy SoMo® customers.

Service revenues were 6.8% and 1.3% of the total revenues in the third quarter of 2017 and 2016, respectively and were 2.8% and 2.3% in the first nine months of 2017 and 2016, respectively. Revenues in 2017 included engineering service revenue and SocketCare service revenue. Our SocketCare service contracts are purchased by our customers in conjunction with the purchase of cordless barcode scanners.

Index

Gross Margins

Our gross margins on sales for the three and nine months ended September 30, 2017 were 55.6% and 53.7%, respectively, compared to 51.5% and 50.2%, respectively, for the corresponding periods a year ago. Improvements in overall margins reflected the component cost reductions received from our suppliers due to our higher volumes of cordless barcode scanner sales. Margin improvements were also due to a change in mix of products sold favoring a greater proportion of sales of our cordless barcode scanner models which, as a whole, are above average product margins and a lower proportion of sales of our mobile handheld computers which are below average product margins. In 2016, about 8% and 15% of the revenue came from the sale of mobile computer products for the three and nine months ended September 30, 2016, respectively, compared to 2% and 1%, respectively, for the corresponding periods in 2017.

Research and Development Expense

Research and development expense in the three and nine months ended September 30, 2017 were $873,830 and $2,529,210, an increase of 24% and 20% compared to expenses of $704,335 and $2,102,466 in the corresponding periods one year ago. Increase in the level of research and development expense was primarily due to higher personnel costs reflecting additions to headcount and our annual salary increases effective April 1, 2017. Additional increases were from higher outside services driven by the development costs for our new SocketScan™ and DuraCase products and higher allocated facility maintenance costs. Research and development expense for the fourth quarter of 2017 is expected to moderately increase as we have added additional employees to engineering.

Sales and Marketing Expense

Sales and marketing expense in the three and nine months ended September 30, 2017 were $737,276 and $2,238,081, an increase of 6% and 8% compared to expense of $694,061 and $2,063,585 in the corresponding periods one year ago. Increases in sales and marketing expense were primarily due to the higher personnel costs reflecting additions to headcount and our annual salary increases, higher professional consulting services for international market development and management, and higher allocated facility maintenance costs. Sales and marketing expense for the fourth quarter of 2017 is expected to be similar to the third quarter.

General and Administrative Expense

General and administrative expense in the three and nine months ended September 30, 2017 were $659,575 and $1,949,673, an increase of 29% and 18% compared to the expenses of $513,114 and $1,652,218 in the same periods one year ago. Increases in general and administrative expense were primarily due to higher legal expenses associated with new patent applications and SEC filings for Convertible Notes conversion, higher personnel costs reflecting the effect of our annual salary increases for employees and higher employee benefit costs. General and administrative expense is expected to be moderately lower in the fourth quarter of 2017 from third quarter levels.

Index

Interest Expense, Net of Interest Income

Interest expense and other, net of interest income and other, in the three and nine months ended September 30, 2017 was $20,892 and $81,246, respectively, compared to $28,970 and $102,380, respectively, in the same periods one year ago. Interest expense in 2017 was related to interest on subordinated convertible notes payable (see “NOTE 4 — Short Term Related Party Convertible Notes Payable” for more information) and interest on equipment lease financing obligations. Interest expense in 2016 was related to interest on subordinated convertible notes payable, interest on amounts drawn on our bank lines of credit, and interest on equipment lease financing obligations. Lower interest expense in Q3 2017 reflected the conversion of convertible notes on September 4th. Lower interest expense in comparable nine months in 2017 reflected the lower interest rate on the convertible notes effective at the end of Q1 2016 and no amount borrowed under the lines of credit with Western Alliance Bank during the period. $350,000 was borrowed at March 31, 2016 and repaid in Q2 2016. Average outstanding balance of bank credit line during the first nine months of 2016 was $78,000.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable periods, reflecting low average rates of return.

Income Taxes

Effective December 31, 2016, we released our valuation allowance for deferred taxes and set up deferred taxes on our balance sheet. With the consideration of available evidence, including three consecutive years of increasing net income and expectations for continued sustainable profitable operations, we believed that, in accordance with the guidance provided by ASC 740, it is more likely than not to realize the value of federal and state deferred tax assets.

On September 30, 2017, our deferred tax asset is valued at $8,329,850, and consists of $7,041,053 for net operating loss carryforwards, $991,108 relating to temporary timing differences between GAAP and tax-related expenses, and $297,689 relating to R&D credits.

Income tax expenses in the three and nine months ended September 30, 2017 were $340,765 and $980,754, respectively, compared to $20,285 and $60,855, respectively, in the same periods one year ago. The provision in both 2017 and 2016 included deferred tax expenses and federal and state alternative minimum tax expenses. In 2016, we applied a full valuation allowance for our deferred taxes so only a small deferred tax expense relating to the portion of the Company’s goodwill amortized for tax purpose was recorded.

We have determined that utilization of existing net operating losses against future taxable income is not limited by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit our ability to fully utilize the existing net operating loss carryforwards against any future taxable income.

Index

Cash Flows and Contractual Obligations

As reflected in our Statements of Cash Flows, net cash provided by operating activities was $1,481,302 and $631,623 in the first nine months of 2017 and 2016, respectively. We calculate net cash provided by operating activities by increasing our net income ($1,289,831 and $1,734,302 in the first nine months of 2017 and 2016, respectively) by the expenses, such as stock based compensation expense, depreciation, and deferred tax expense, that did not require the use of cash. These amounts totaled $1,477,760 and $477,713 in the first nine months of 2017 and 2016, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

In the first nine months of 2017, changes in operating assets and liabilities resulted in a net use of cash of $1,286,289 which was primarily due to the buildup of inventories to support rising sales and to provide economic order quantity savings on orders, increases in accounts receivable driven by the higher shipment level during the last couple weeks of September, new product D600 software development costs which are expected to be amortized over the life of D600 starting from Q4 2017, and product certification costs which are capitalized and amortized over the shorter of the certification period or the useful life of the product. The uses of cash were partially offset by increases of the inventory levels in our distribution channel and a deposit collected from a customer who placed an order for a legacy product. In the first nine months of 2016, changes in operating assets and liabilities resulted in a net use of cash of $1,580,392 which was primarily from decreases in accounts payable due to improvement in paying outstanding balances with our suppliers, reductions of customer deposit applied to the shipments of the last time buy order for our mobile handheld computer product, and increases in accounts receivable and prepaid expenses. The uses of cash were partially offset by reductions in SoMo® inventory which has been phased out as end of life during 2016.

In the nine months of 2017, we used $196,190 in investing activities related to expenditures on production tooling for new products and purchases of computer software and hardware. In the comparable period of 2016, we used $175,080 in investing activities related to expenditures on production tooling, purchases of computer software and hardware, and implementation of a new accounting and operations management ERP software system.

Cash provided by financing activities was $262,905 in the first nine months of 2017 compared to $248,585 used in financing activities in the same period of 2016. Financing activities in the first nine months of 2017 consisted primarily of the proceeds from the exercise of stock options. Financing activities in 2016 consisted primarily of repayment of $500,000 of subordinated notes payable, offset by the proceeds from the exercise of warrants and stock options in the amount of $276,213.

Index

Our contractual cash obligations at September 30, 2017 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$2,526,000	$2,526,000	$—	$—	$—
Operating leases	2,240,000	438,000	929,000	873,000	—
Capital leases	60,000	29,000	31,000	—	—
Total contractual obligations	$4,826,000	$2,993,000	$960,000	$873,000	$—

Off-Balance Sheet Arrangements

As of September 30, 2017, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Index

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit line facilities. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the lender's prime rate (minimum of 3.25%) plus 1.5%, for both the domestic line (up to $2.0 million) and the international line (up to $0.5 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. During the first nine months of 2017, no funds were borrowed under our lines of credit with Western Alliance Bank.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended September 30, 2017, an adverse change of 10% in exchange rates would have resulted in an decrease in our net income for the third quarter of 2017 of approximately $34,000 if left unprotected. For the third quarter of 2017, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net gain of $1,200. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the last fiscal quarter ended September 30, 2017 and this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A significant portion of our revenue comes from a limited number of distributors. In the first nine months of 2017 and 2016, Ingram Micro Inc., BlueStar, Inc. and ScanSource, Inc. together represented approximately 73% and 66%, respectively, of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with any of our significant distributors, we would experience disruption and delays in marketing our products.

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

Index

As of November 8, 2017, we had 7,011,128 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of November 8, 2017, we had 2,235,026 shares of common stock subject to outstanding options under our stock option plans, and 97,337 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2016 through November 1, 2017, our common stock price fluctuated between a high of $4.90 and a low of $1.82. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: November 13, 2017	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 13, 2017	/s/ David W. Dunlap
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