Form 10-K
period 2017-12-31
SOCKET MOBILE, INC.
filed 2018-03-23
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of June 30, 2017, the aggregate market value of the registrant’s Common Stock ($0.001 par value) held by non-affiliates of the registrant was $22,702,069 based on the closing sale price as reported on the NASDAQ Marketplace system.

Number of shares of Common Stock ($0.001 par value) outstanding as of March 16, 2018: 5,875,640 shares

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III are incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2018. Such Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Forward Looking Statements

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

Item 1. Business

The Company and its Products

We are a leading producer of data capture products for mobile applications used in business mobility markets worldwide. Our products are incorporated into mobile applications used in point of sale (POS), enterprise mobility (field workers), asset tracking, manufacturing process and quality control, transportation and logistics (goods tracking and movement), event management (ticketing, entry, access control, and identification), medical and education. Our primary products are cordless data capture devices incorporating barcode scanning or RFID/Near Field Communications (NFC) technologies that connect over Bluetooth. All products work with applications running on smartphones, mobile computers and tablets using operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®). We offer an easy-to-use software developer kit (Capture SDK) to application developers to enable them to provide their users with our advanced barcode scanning features. Our products become an ingredient of the application solution. Our products are marketed by the application developer or the resellers of their applications as part of that solution. Our registered developer program for data capture applications has grown to several thousand registered developers and the mobile applications incorporating our products available on the Apple Store for downloading numbers more than 700.

Durable companion cordless barcode scanners. During 2016 and 2017, we introduced our DuraScan® line of durable cordless barcode scanners in 4 models: linear imager (D700), laser (D730) and 2D imagers (D740 and D750). The D740 is an entry level 2D model. Using the same ergonomic form factor, these stand-alone barcode scanners have an IP54 durability rating, improved usability features including light indicators for battery and Bluetooth connection status and longer battery life. Our durable barcode scanners replaced earlier models and come in industrial colors: construction orange, safety green and utility gray.

Standard companion cordless barcode scanners. Our 7 Series standard barcode scanners are lightweight and ergonomically designed for easy handling as a stand-alone cordless barcode scanner. Our 7 Series come in 6 vivid colors: blue, gray, green, red, white and yellow. During 2017 we incorporated the improved features of our durable barcode scanners into a new SocketScan™ line of standard barcode scanners, linear imager (S700), laser (S730) and 2D imager (S740) that will replace current standard models during 2018.

Attachable cordless barcode scanners. Our SocketScan Series of attachable cordless barcode scanners (S800 linear imager and S850 2D imager) are attachable to smartphones, tablets and other mobile devices for more integrated barcode scanning. They attach with an easily detachable clip or may be used stand-alone. During 2016, we introduced a “DuraCase” sleeve solution designed to keep an iPod or smartphone and an 800 Series barcode scanner together, enabling both devices to be used and charged simultaneously and be held and operated with a single hand.

Contactless RFID/NFC reader writer. In 2017, Socket Mobile began offering a Contactless SmartTag Reader/Writer version of our durable handheld barcode scanner, (Model D600). The D600 can read and write many different types of electronic SmartTags or transfer data with other NFC enabled devices using Near Field Communications. SmartTags are used in many applications today, including applications for loyalty cards, identification cards, payment cards, coupons, event tickets and others which leverage the exchange of electronic “tokens”. These tokens can be exchanged via NFC enabled devices. Many smartphones support NFC communications and are expected to enable third party applications to transfer tokens utilizing NFC.

Software Developer Kit (Capture SDK). Our Software Developer Kit (Capture SDK) supports all our data capture devices with a single installation, making it easy for a developer to integrate our data capture capabilities into their application. Installing our data capture software enables their customers to choose any of our products that work best for them. Socket Mobile’s Capture SDK enables the developer to modify captured data, control the placement of the barcoded or RFID data in their application, and control the feedback to the user that the transaction and transmission was successfully completed. Socket Mobile’s Capture SDK also supports the built-in camera in a customer’s smartphone or tablet to be used for occasional or lower volume data collection requirements. The Capture SDK is upgraded from time to time to use tools integrated with software build environments such as CocoaPods, Maven and NuGet, to add support for high level frameworks such as Xamarin, Cordova and Java, and to add other features to make it easier for developers to integrate our data capture software into their applications.

Cordless barcode scanning represented 96 percent of our revenue in 2017, up from 86 percent in 2016. Handheld computer and legacy product revenue represented 3 percent and 12 percent of our revenue in 2017 and 2016 respectively. Service revenue represented 1 percent of our revenue in 2017 and 2 percent of our revenue in 2016. In 2016, we discontinued sales of our handheld mobile computer which were introduced in 2007.

Socket Mobile designs its own products and is responsible for all associated test equipment. Socket Mobile uses third party contract manufacturers to make many components. We perform final product assembly, test, package and distribute our products at and from our Newark, California facility. We offer our products worldwide through two-tier distribution enabling customers to purchase from large numbers of on-line resellers around the world including application developers who resell their own products along with our data capture products. We believe growth in mobile applications and the mobile workforce are resulting from technical advances in mobile technologies, cost reductions in mobile devices and the growing adoption by businesses of mobile applications for smartphones and tablets, building a growing demand for our products. Our data capture products address the need for speed and accuracy by today’s mobile workers and by the systems supporting those workers, thereby enhancing their productivity and allowing them to exploit time sensitive opportunities and improve customer satisfaction.

Our Mission, Vision and Core Values

Our mission is to supply innovative and cost-effective data capture tools for businesses that use mobile platforms to conduct business in mobile environments.

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

General

Total employee headcount at December 31, 2017 and 2016 was 56 and 53, respectively. We subcontract the manufacturing of all our product components to independent third-party contract manufacturers located in the United States, Mexico, Taiwan and Singapore that have the equipment, know-how and capacity to manufacture products to our specifications. We assemble, test and distribute our products from our facilities in Newark, California. Our products are sold through a worldwide network of distributors and on-line resellers, application developers, and value-added resellers.

We were founded in March 1992 as Socket Communications, Inc. and reincorporated in Delaware in 1995 prior to our initial public offering in June 1995. We have financed our operations since inception primarily from the sale of equity capital or convertible debt, a receivables-based revolving line of credit and in February 2018, a term loan with our bank. We began doing business as Socket Mobile, Inc. in January 2007 to better reflect our market focus on the mobile business market and changed our legal name to Socket Mobile, Inc. in April 2008. Our common stock trades on the NASDAQ Capital Market under the symbol “SCKT”. Our principal executive offices are located at 39700 Eureka Drive, Newark, CA 94560, and our phone number is (510) 933-3000. Our Internet home page is located at http://www.socketmobile.com; however, the information on, or that can be accessed through, our home page is not part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports are available free of charge on or through our Internet home page as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Marketing Dynamics

Developer Relationships. We actively support software application developers to integrate our products into their applications through our registered developer program. We provide an easy to use software developer kit (Capture SDK) and training and technical support to our registered developers. We support the marketing activities of our registered developers in promoting the applications that include our products. Once our barcode scanning products are integrated into a developer’s application, our products become an ingredient of the application solution and part of the developer’s marketing program for that application. Socket Mobile provides regular Capture SDK updates including updates that support the latest operating system updates provided by Apple, Google and Microsoft. We spend extensive engineering time and resources to ensure that our cordless data capture products are compatible with a wide variety of the most popular smartphones, tablets and mobile computers running a variety of operating systems. We adhere to standards of standards setting bodies whose technologies are used in our products such as Bluetooth and NFC.

Mobile Markets. Our cordless barcode scanner revenue growth in 2017 and 2016 was driven by sales of barcode scanners integrated into retail point of sale applications for use with Apple tablets and other mobile devices. Many point of sale application providers have been funded by venture capital organizations to develop software for smaller retailers using tablets as cash registers. Small retailers are an underserved market for point of sale applications, enabling rapid development and growth. Other mobile markets being addressed by registered developers include enterprise mobility (field workers), asset tracking, manufacturing process and quality control, transportation and logistics (goods tracking and movement), event management (ticketing, entry, access control, and identification), medical and education. We expect these markets to increase the availability and use of mobile applications and the demand for mobile barcode scanners.

Expanded and improved product offerings. We offer a wide range of products that enable application developers and their customers to design their mobile systems to meet their specific requirements, and we encourage our distributors to support the full range of our products. The goal is for customers to view Socket Mobile as a primary source for their mobile data capture needs. Our products include stand-alone barcode scanners in both durable and standard cases, attachable barcode scanners and a cordless RFID/Near Field Communications reader/writer. We provide a software developer kit to registered developers to enable our advanced data capture software to be easily integrated into developer applications. See “Item 1 Business. The Company and its Products” for a more detailed description of our products.

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

Worldwide product availability. We distribute our products through a worldwide distribution network that places products into geographic regions to shorten purchasing times and provides a credit shield to us. Our largest distributors are Ingram Micro®, ScanSource® and Blue Star. They support a worldwide network of on-line resellers including Amazon®.com, CDW® and Barcodes, Inc.

Strong Brand Name. We believe that our products make a difference in the daily work life of mobile workers and the people they serve. We are building a brand image focused on business mobility. This image closely associates us with business mobility solutions and to reflect this image, we began doing business as Socket Mobile, Inc. in January 2007 and changed our legal name to Socket Mobile, Inc. in April 2008. We stress with customers the design of our products for the markets they serve, emphasizing quality and standards-based connectivity. Mobility requires products that are compact and designed to be handled while mobile, with low power consumption to extend time between charges, and easy to use. We strive to offer high performance products in a wide range of competitive prices. Through our developer support program, we work closely with application developers who are developing productivity enhancing applications for the mobile workforce. Our overall company brand identity and positioning goal is to be a leading provider of easy-to-deploy business mobility data capture systems to the business mobility market.

Competition and Competitive Risks

The overall market for mobile handheld data capture solutions is both complex and competitive. Our barcode scanning hardware products compete with similar hardware products in all our markets in the United States, Europe and Asia and we differentiate our products with our software developer kit and our underlying data capture software designed to work with smartphones, tablets and other mobile computers running the Apple, Android and Windows operating systems. Our longtime focus on creating innovative mobile solutions for the mobile workforce has resulted in good brand name recognition and reputation. We believe that our brand name identifies our products as durable, dependable, ergonomic, and easy to use, all features designed for a mobile worker while mobile, and the breadth of our product offerings, including the extensive advanced features of our software and software developer kit, will continue to differentiate us relative to our competitors.

Cordless Barcode Scanning. We offer a full range of handheld cordless barcode scanners connecting to smartphones, tablets and other computing devices over Bluetooth. Our Software Developer Kit (Capture SDK) enables registered third party application developers to integrate the features of our Data Capture software into their applications and helps differentiate our products. Our Cordless Barcode Scanners face competition from similar products from Koamtec, Code Corporation and Opticon (Japan). Barcodes may also be scanned using the built-in camera in smartphones or tablets with applications from Scandit or Manatee Works. However, scanning using the built-in camera is typically slower and harder to aim, especially as the camera pixel count gets larger. Users may choose a barcode scanner that connects directly to an Apple tablet, iPhone or computer such as offered by Infinite Peripherals and Honeywell. Users also may choose more rugged barcode scanners as an alternative, some of which are integrated into computing devices from manufacturers such as Datalogic, Honeywell®, and Zebra Technologies. Many of these devices are not Apple certified. Many connect to Apple devices over Bluetooth in keyboard emulation mode and do not offer extensive tools for software developers such as our software developer kit (Capture SDK) to integrate features of our sophisticated data collection scanning software into data capture applications.

Contactless RFID/NFC Reader/Writer. Socket Mobile developed and commenced sales in 2017 of a Contactless RFID/NFC Reader/Writer, D600 version of our durable handheld barcode scanner. The D600 can read and write many different types of electronic SmartTags, including NFC. SmartTags are used in many applications today, like digital wallet applications for loyalty cards, identification cards, payment cards, coupons, event tickets and others which leverage the exchange of electronic “tokens”. We are an early entrant into this market and do not face significant head to head competition from alternative reader/writer devices.

Proprietary Technology and Intellectual Property

We have been granted 34 U.S. patents and 10 design patents and have other patent applications under review. We have registered trademarks with the U.S. Patent and Trademark Office for the mark “Socket”, our logo, DuraScan, and SocketScan. We have a trademark application pending in China for the Socket logo.

We have developed technological building blocks that enhance our ability to design new hardware and software products, to offer products which run on multiple software and hardware platforms, and to manufacture and package products efficiently.

We own and control the design of our barcode scanners, enabling us to modify its features or software to meet specific customer requirements.

We have developed software programs that provide unique functions and features for our data collection products. For example, our data collection software enables our barcode scanning products to scan a variety of barcodes and to route the data to many different types of data files on operating systems used in Apple, Android and Windows mobile devices. We use Bluetooth technology to provide a completely functional Bluetooth solution enabling connections and data transfers between Bluetooth-enabled devices. We recently introduced companion applications to assist Apple iOS and Android users with the proper setup and use of our data capture products.

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

Personnel

Our future success will depend in significant part upon the continued service of certain of our key technical and senior management personnel, and our continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Our total employee headcount as of December 31, 2017 and 2016 was 56 and 53, respectively. Our employees are not represented by a union, and we consider our employee relationships to be good. As of December 31, 2017, we had 16 persons in sales, marketing and customer service, 13 persons in development engineering, 8 persons in finance and administration, and 19 persons in operations.

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

Despite security protections, our business records and information could be hacked by unauthorized personnel

We protect our business records and information from access by unauthorized personnel and are not aware of any instances where such data has been compromised. We maintain adequate segregation of duties in safeguarding our assets and related records and monitor our systems to detect any attempts to bypass our controls and procedures which we evaluate and update from time to time. We are aware that unauthorized efforts to access our business records and information with sophisticated tools could bypass our controls and procedures and we remain alert to that possibility.

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
9

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

Our credit agreements with our bank requires us to maintain compliance with an asset coverage ratio measured monthly, which requirements increase during the term of the financing agreement, a fixed charge coverage ratio of no less than 1.75 to 1.0, measured quarterly, and a total funded debt to trailing twelve months EBITDA multiple of not more than 1.75 to 1.0, measured monthly. The agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock, enter into transactions with affiliates and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. The agreement also contains customary events of default including, among others, payment defaults, breaches of covenants, bankruptcy and insolvency events, cross defaults with certain material indebtedness, judgment defaults, and breaches of representations and warranties. Upon an event of default, our bank may declare all or a portion of our outstanding obligations payable to be immediately due and payable and exercise other rights and remedies provided for under the agreement. During the existence of an event of default, interest on the obligations could be increased. The agreement may be terminated by us or by our bank at any time. Upon such termination, our bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at our bank’s discretion and our bank is not obligated to make advances.

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

A significant portion of our revenue comes from a limited number of distributors. In 2017 and 2016, Ingram Micro®, ScanSource® and BlueStar together represented approximately 71% and 69%, respectively, of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with any of our significant distributors, we would experience disruption and delays in marketing our products.

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

As of March 16, 2018, we had 5,875,640 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of March 16, 2018, we had 2,127,303 shares of common stock subject to outstanding options under our stock option plans, and 370,993 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2017 through March 16, 2018, our common stock price fluctuated between a high of $4.90 and a low of $3.26. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

The quarterly high and low sales prices of our common stock, as reported on the NASDAQ Marketplace through March 16, 2018 and for the last two fiscal years are as shown below:

	Common Stock
Quarter Ended	High	Low
2016
March 31, 2016	$3.25	$1.82
June 30, 2016	$4.05	$2.90
September 30, 2016	$4.00	$2.39
December 31, 2016	$4.10	$2.62
2017
March 31, 2017	$4.90	$3.60
June 30, 2017	$4.50	$3.50
September 30, 2017	$4.59	$3.60
December 31, 2017	$4.19	$3.26
2018
March 31, 2018 (through March 16, 2018)	$4.16	$3.40

On March 16, 2018, the closing sales price for our common stock as reported on the NASDAQ Marketplace was $3.74. We had approximately 3,000 beneficial stockholders of record as of March 16, 2018. We have not paid dividends on our common stock, and we currently intend to retain future earnings for use in our business and do not anticipate paying dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Performance Graph

The performance graph shown below shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of Socket Mobile, Inc. under the Securities Act of 1933, as amended, or the Exchange Act. The performance graph below shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from December 31, 2012 through December 31, 2017 comparing the return on the Company's common stock with the Russell 2000 Index and the NASDAQ Computer & Data Processing Index. No dividends have been declared or paid on the common stock during such period. Historical stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and the notes thereto in Item 8, “Financial Statements and Supplementary Data.”

	Years Ended December 31,
(Amounts in thousands except per share)	2013	2014	2015	2016	2017
Income Statement Data:
Revenues	$15,661	$17,021	$18,400	$20,788	$21,286
Gross profit	$6,303	$7,413	$8,935	$10,434	$11,390
Operating expenses	$6,426	$6,482	$6,806	$7,871	$8,972
Net income before income taxes	$(588)	$464	$1,849	$2,432	$2,338
Income tax benefit (expense)	$(32)	$(32)	$(32)	$9,715	$(3,769)
Net income (loss)	$(620)	$432	$1,817	$12,147	$(1,431)
Net income (loss) per share: Basic	$(0.13)	$0.09	$0.33	$2.10	$(0.23)
Diluted	$(0.13)	$0.08	$0.30	$1.80	$(0.23)
Weighted average shares outstanding:
Basic	4,865	5,006	5,555	5,793	6,293
Diluted	4,865	5,251	5,975	6,820	6,293

	At December 31,
	2013	2014	2015	2016	2017
Balance Sheet Data:
Cash and cash equivalents	$606	$633	$938	$1,319	$3,380
Total assets	$8,102	$8,370	$9,688	$21,587	$19,854

Bank line of credit	$764	$816	$—	$—	$—
Related party convertible notes payable	$778	$753	$753	$753	$—
Short term notes payable	$650	$600	$500	$—	$—
Capital leases and deferred rent - long term portion	$265	$276	$305	$327	$271

Total stockholders’ equity	$133	$1,029	$3,343	$16,170	$17,230

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

We generated $21.3 million in revenue in 2017, an increase of 2.4% compared to revenue of $20.8 million in 2016. Net income before income taxes in 2017 was $2.34 million compared to net income before income taxes of $2.43 million in 2016. As of December 31, 2017, we had approximately $3.4 million available cash on hand. In addition, our borrowing capacity was approximately $1.6 million on the revolving bank line of credit with a maximum availability of $2.5 million. Sources of liquidity include cash on hand, cash generated from operations and the revolving credit facility.

On January 31, 2018, we entered into an amended financing agreement with our bank to provide a term loan of $4.0 million for funding a portion of the repurchase from our stockholders of up to 1,250,000 shares of our common stock. The term loan is repayable in monthly installments over a 48-month period and is subject to maintaining compliance with selected covenants. We commenced a tender offer on February 2, 2018 for the purchase of up to 1,250,000 of our common shares at a price of not less than $3.75 per share or more than $4.25 per share. The offer was completed on March 9, 2018. We repurchased and retired 1,250,000 shares of our common stock representing approximately 17.6% of total shares outstanding, at a price of $3.90 per share for a total payment of $4,875,000.

We have taken actions to control our expenses, improve our efficiencies and maintain profitability. We have the ability to further reduce and/or delay operating expenses as necessary. We believe we will be able to improve our liquidity and secure additional sources of financing by managing our working capital balances, use of our bank lines of credit, and raising additional capital as needed including the issuance of additional equity securities. However, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our bank lines of credit may be terminated and the repayment of our term loan may be accelerated at our or the bank’s discretion. We cannot predict with certainty the ultimate impact on our revenues, operating costs and cash flow from operations. If we cannot maintain profitability, we will not be able to support our operations from positive cash flows, and would use our existing cash to support operating losses. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of the current operations.

To maintain revenue growth and profitability, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increased expenses, including an increase of costs relating to new employees to support our growth and increases in salaries, benefits, and related support costs for employees.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our financial statements for the years ended December 31, 2017 and 2016. The application of these policies requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on a combination of historical experience and reasonable judgment applied to other facts. Actual results may differ from these estimates, and such differences may be material to the financial statements. In addition, the use of different assumptions or judgments may result in different estimates. We believe our critical accounting policies that are subject to these estimates are: Revenue Recognition and Accounts Receivable Reserves, Inventory Valuation, Stock Based-Compensation, Income Taxes and Valuation of Goodwill.

Revenue Recognition and Accounts Receivable Reserves

On January 1, 2017, we adopted ASU No. 2014-09 (now ASC 606 “Revenue from Contracts with Customers”) and implemented a new revenue recognition policy. Previously we deferred 100% of revenue and cost of revenue until products were sold by distributors. Under the new policy, we recognize revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history plus knowledge of pending returns outside of the norm. Actual return history is primarily from stock rotations. To reflect the period-specific effects of applying the new policy, we reclassified the balance of net deferred revenue on shipments to distributors in the amount of $1,062,642 as of December 31, 2016 to a refund liability of $2,010,441 (deferred revenue on shipments to distributors) and an asset of $947,799 (deferred cost on shipments to distributors). The effect of the change in 2017 was a one-time reduction (debit) to net deferred revenue in the amount of $836,000 less the deferred tax effects of $234,000 for a net improvement in retained deficit of $602,000. The deferred revenue and deferred cost on shipments to distributors were $492,611 and $204,405, respectively, at December 31, 2017.

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

We also earn revenue from an extended warranty service program offered on select products. Revenues from the extended warranty service program are recognized ratably over the life of the extended warranty contract. The amount of unrecognized warranty service revenue is classified as deferred service revenue and presented on our balance sheet in its short and long-term components. We also earn revenue from services performed in connection with consulting and engineering development arrangements. For those contracts that include contract milestones or acceptance criteria we recognize revenue as such milestones are achieved or as such acceptance occurs. In some instances the acceptance criteria in the contract requires acceptance after all services are complete and all other elements have been delivered, in which case revenue recognition is deferred until those requirements are met.

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

We estimate the fair value of our reporting unit utilizing up to three valuation methods: market capitalization, income approach and market approach. Revenue and expense forecasts used in the evaluation of goodwill are based on trends of historical performance and our estimate of future performance. We determined that the fair value of the Company's reporting unit at September 30, 2017, the date of the Company’s annual impairment test, exceeded its carrying value and as a result, goodwill is considered not impaired. Furthermore, we determined there were no indicators of impairment in the subsequent fourth quarter 2017.

Revenues

Revenue for 2017 totaled $21.3 million, an increase of 2.4% compared to revenue of $20.8 million for 2016. Our revenues have been classified into two primary product families, data collection business and mobile handheld computer and related business for the years ended December 31, 2017 and 2016. Our product revenues and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Years ended December 31,				%
	2017		2016		Increase (Decrease)
Product family:	$	%	$	%	2017 vs. 2016

Cordless barcode scanners and accessories	$20,447	96%	$17,914	86%	14%

Mobile handheld computer, accessories and license fees	609	3%	2,442	12%	(75%)
Services	230	1%	431	2%	(47%)

Total	$21,286	100%	$20,787	100%	2%

Our cordless barcode scanners and accessories revenues in 2017 were $20.4 million, an increase of $2.5 million or 14%, over 2016. Revenue increases of $1.7 million were from increased sales volume of our multi-colored SocketScan™ standard scanners that are lightweight and ergonomically designed for easy handling and usage as stand-alone cordless scanners. Revenue increases of $1.1 million were from our DuraScan® 2D imager barcode scanners which have an IP54 durability rating and improved usability features. The revenue from our scanning accessories increased $0.2 million. Revenue reduction of $0.5 million was from decreased sale volume of our SocketScan™ 1D laser barcode scanners.

Sales of our mobile handheld computer, accessories and license fees in 2017 were $0.6 million, a decrease of 75% compared to the revenues of $2.4 million one year ago. Revenues in 2016 included a last buy order and one-time license fees from one of our legacy SoMo® customers. We discontinued availability of the mobile handheld computer product family in Q3 2016 due to technical obsolescence of several key components.

Service revenue represented 1% of our revenue in 2017 and 2% of our revenue in 2016. Our SocketCare service contracts are purchased by our customers in conjunction with the purchase of cordless barcode scanners. We also repair or replace products that are beyond their warranty period.

Gross Margins

Annual gross margins on revenue increased to 53.5% in 2017 from 50.2% in 2016. Improvements in overall margins reflected component cost reductions received from our suppliers due to higher volumes of cordless barcode scanner sales. Margin improvements were also due to a change in mix of products sold favoring a greater proportion of sales of our cordless barcode scanner models which, as a whole, are above average product margins and a lower proportion of sales of our mobile handheld computers which are below average product margins. In 2016, about 12% of the revenue came from the sale of mobile computer products compared to 3% in 2017.

Research and Development Expense

Research and development expense in 2017 was $3.5 million, an increase of 20% compared to expense of $2.9 million one year ago. Increase in the level of research and development expense was primarily due to higher personnel costs reflecting headcount additions to facilitate product development and meet more complex requirements of today’s products.

Sales and Marketing Expense

Sales and marketing expense in 2017 was $3.0 million, an increase of 6% compared to sales and marketing expense of $2.8 million in 2016. Increases in sales and marketing expense were due primarily to higher personnel costs reflecting an increase in headcount and annual salary increases.

General and Administrative Expense

General and administrative expense in 2017 was $2.5 million, an increase of 15% compared to $2.2 million in 2016. Increases in general and administrative expense were primarily due to higher legal expenses associated with new patent applications and SEC filings for Convertible Notes conversion, higher personnel costs reflecting annual salary increases for employees and higher employee benefit costs.

Interest Expense, net of Interest Income

Interest expense and other, net of interest income and other, was $80,000 in 2017 compared to $131,000 in 2016. Interest expense in both 2017 and 2016 was primarily related to interest on subordinated convertible notes payable issued in 2012 and reissued in September of 2013 (see “NOTE 2 — Related Party Convertible Notes Payable” for more information). Additionally, interest expense includes interest on equipment lease financing obligations in each of the two years presented. Lower interest expense in 2017 reflected the conversion of convertible notes to common stock on September 4th, 2017. No amount was borrowed under the lines of credit with Western Alliance Bank during 2017. Average outstanding balances of our bank credit line in 2016 was $58,000.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable periods, reflecting low average rates of return.

Income Taxes

Effective December 31, 2016, we released our valuation allowance for deferred taxes and set up deferred taxes on our balance sheet. With the consideration of available evidence, including three consecutive years of increasing net income and expectations for continued sustainable profitable operations, we believed that, in accordance with the guidance provided by ASC 740, realization of deferred tax assets is more likely than not. At December 31, 2016, our deferred tax asset was valued at $9,589,000, and consisted of $8,111,000 for net operating loss carryforwards, $714,000 relating to temporary timing differences between GAAP and tax-related expense, and $764,000 relating to R&D credits.

We recorded income tax expense of $3.77 million for 2017 compared to income tax benefit of $9.72 million for 2016. The 2017 income tax expense included deferred tax expense of $3.72 million and federal and state alternative minimum tax expense of $51,000. Income tax benefit for 2016 was related to the release of valuation allowance against deferred tax assets of $9.76 million, offset by federal and state alternative minimum taxes of $49,000.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Tax Act eliminates alternative minimum taxes and lowers the U.S. federal corporate income tax from 34% to 21% effective January 1, 2018. We remeasured the net deferred tax assets and posted a one-time reduction of $2.6 million in deferred tax assets to reflect the lower realization rate to be applied commencing in 2018.

Quarterly Results of Operations

The following table sets forth summary quarterly statements of operations data for each of the quarters in 2016 and 2017. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in our opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended (unaudited)
(amounts in thousands, except per share amounts)	Mar 31, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016	Mar 31, 2017	Jun 30, 2017	Sep 30, 2017	Dec 31, 2017
Summary Quarterly Data:
Revenue	$5,044	$5,212	$5,102	$5,430	$5,622	$5,806	$5,475	$4,383
Cost of revenue	2,538	2,632	2,472	2,711	2,709	2,696	2,429	2,062
Gross profit	2,506	2,580	2,630	2,719	2,913	3,110	3,046	2,321
Operating expenses
Research and development	657	741	705	787	797	859	874	944
Sales and marketing	687	683	694	711	759	742	737	715
General and administrative	562	576	513	555	689	601	660	596
Total operating expenses	1,906	2,000	1,912	2,053	2,245	2,202	2,271	2,255
Interest income (expense) and other, net	(44)	(30)	(29)	(29)	(30)	(31)	(21)	2
Income tax (expense) benefit	(8)	(33)	(20)	9,776	(252)	(387)	(340)	(2,789)
Net income (loss)	$548	$517	$669	$10,413	$386	$490	$414	$(2,721)
Basic net income (loss) per share	$0.10	$0.09	$0.11	$1.78	$0.07	$0.08	$0.07	$(0.39)
Fully diluted net income (loss) per share	$0.08	$0.07	$0.10	$1.40	$0.05	$0.07	$0.06	$(0.39)

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

Cash Flows and Contractual Obligations

As reflected in our Statements of Cash Flows, net cash provided by operating activities in 2017 was $2.4 million, compared to $0.9 million in 2016. We calculate net cash provided by or used in operating activities by decreasing our net loss ($1.4 million in 2017) or increasing our net income ($12.1 million in 2016) by the expenses, such as stock based compensation expense, depreciation, and deferred tax expense, that did not require the use of cash. These amounts totaled $4.5 million and negative $9.1 million in 2017 and 2016, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

In 2017, changes in operating assets and liabilities resulted in a net use of cash of $651,000 which was primarily due to the buildup of inventories to support rising sales and to provide economic order quantity savings on orders. Cash was also used in prepaid expenses and product certification costs which are capitalized and amortized over the shorter of the certification period or the useful life of the product. The uses of cash were partially offset by decreases of the accounts receivable balance and increases of the inventory levels in our distribution channel. In 2016, changes in operating assets and liabilities resulted in a net use of cash of $2,125,000 which was primarily from decreases in accounts payable due to improvement in paying outstanding balances with our suppliers, reductions of customer deposit applied to the shipments of the last time buy order for our mobile handheld computer product, and increases in accounts receivable balance. Cash was also used in prepaid expenses and product certification costs which are capitalized and amortized over the shorter of the certification period or the useful life of the product. The uses of cash were partially offset by reductions in SoMo® inventory which was phased out as end of life during 2016.

In 2017, we used $621,000 in investing activities related to expenditures on production tooling for new products, purchases of computer software and hardware, and capitalized software development costs which are expected to be amortized over the life of D600 starting from Q1 2018. In 2016, cash used was $304,000 in investing activities related to expenditures on production tooling, purchases of computer software and hardware, and implementation of a new accounting and operations management ERP software system.

Cash provided by financing activities was $305,000 in 2017, compared to $194,000 used in financing activities in 2016. Financing activities in 2017 consisted primarily of the proceeds from the exercise of stock options, offset by payments on capital leases. Financing activities in 2016 consisted primarily of repayment of $500,000 of subordinated notes payable, offset by the proceeds from the exercise of warrants and stock options.

Our contractual obligations at December 31, 2017 are outlined in the table shown below:

	Payments Due by Period
Contractual Obligations	Total	1 year	2 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$2,228,000	$2,228,000	$—	$—	$—
Operating leases	2,132,000	442,000	939,000	751,000	—
Capital leases	53,000	26,000	27,000	—	—
Total contractual obligations	$4,413,000	$2,696,000	$966,000	$751,000	$—

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Recent Accounting Pronouncements

See Note 1 of "Notes to Financial Statements" of this Annual Report for additional information regarding the status of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit line facilities. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the lender's prime rate (minimum of 4.25%) plus 0.75%, for both the domestic line (up to $2.0 million) and the international line (up to $0.5 million). Accordingly, interest rate increases could increase our interest expense on our outstanding credit line balances. During the twelve months of 2017, no funds were borrowed under our lines of credit with Western Alliance Bank.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended December 31, 2017, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the fourth quarter 2017 of approximately $47,500 if left unprotected. For the fourth quarter of 2017, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $3,400. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

Item 8. Financial Statements and Supplementary Data

The supplementary information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Socket Mobile, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Socket Mobile, Inc. (“the Company”) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2013.

Salt Lake City, UT

March 23, 2018

SOCKET MOBILE, INC.
BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$3,379,508	$1,319,006
Accounts receivable, net	2,687,325	2,866,877
Inventories, net	2,198,266	1,537,439
Prepaid expenses and other current assets	385,508	259,464
Deferred cost on shipments to distributors	204,405	947,799
Total current assets	8,855,012	6,930,585

Property and equipment:
Machinery and office equipment	2,052,091	2,063,221
Computer equipment	851,823	945,054
	2,903,914	3,008,275
Accumulated depreciation	(2,241,010)	(2,444,392)
Property and equipment, net	662,904	563,883

Goodwill	4,427,000	4,427,000
Other long term assets	271,650	75,918
Deferred tax assets	5,637,480	9,589,408
Total assets	$19,854,046	$21,586,794

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,112,234	$1,581,226
Accrued payroll and related expenses	630,999	632,931
Deferred revenue on shipments to distributors	492,611	2,010,441
Related party convertible notes payable	—	752,625
Short term portion of deferred service revenue	31,536	47,776
Short term portion of capital leases and deferred rent	55,382	39,175
Total current liabilities	2,322,762	5,064,174

Long term portion of deferred service revenue	29,447	25,610
Long term portion of capital leases and deferred rent	271,414	327,078
Total liabilities	2,623,623	5,416,862

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 7,011,128 shares at December 31, 2017 and 5,878,405 shares at December 31, 2016	7,011	5,878
Additional paid-in capital	64,777,620	62,889,851
Accumulated deficit	(47,554,208)	(46,725,797)
Total stockholders’ equity	17,230,423	16,169,932
Total liabilities and stockholders’ equity	$19,854,046	$21,586,794

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016

Revenues	$21,285,800	$20,787,588

Cost of revenues	9,895,791	10,353,370

Gross profit	11,390,009	10,434,218

Operating expenses:
Research and development	3,473,610	2,889,168
Sales and marketing	2,952,898	2,774,809
General and administrative	2,545,786	2,207,225
Total operating expenses	8,972,294	7,871,202

Operating income	2,417,715	2,563,016

Interest expense and other, net	(79,443)	(131,349)

Net income before income taxes	2,338,272	2,431,667
Income tax benefit (expense)	(1,122,189)	9,715,421
Deferred taxes revaluation	(2,646,814)	—
Net income (loss)	$(1,430,731)	$12,147,088

Net income (loss) per share:
Basic	$(0.23)	$2.10
Diluted	$(0.23)	$1.80

Weighted average shares outstanding:
Basic	6,292,898	5,793,245
Diluted	6,292,898	6,819,821

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2015	5,620,455	$5,620	$62,210,842	$(58,872,885)	$3,343,577
Exercise of warrants	146,095	146	157,999	—	158,145
Exercise of stock options	111,855	112	178,400	—	178,512
Stock-based compensation	—	—	342,610	—	342,610
Net income	—	—	—	12,147,088	12,147,088
Balance at December 31, 2016	5,878,405	5,878	62,889,851	(46,725,797)	16,169,932
Exercise of stock options	159,839	160	331,563	—	331,723
Conversion of notes payable	972,884	973	1,215,132	—	1,216,105
Stock-based compensation	—	—	426,950	—	426,950
Cost of tender offer	—	—	(85,876)	—	(85,876)
Net effect of deferred revenue adjustment	—	—	—	602,320	602,320
Net loss	—	—	—	(1,430,731)	(1,430,731)
Balance at December 31, 2017	7,011,128	$7,011	$64,777,620	$(47,554,208)	$17,230,423

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
Operating activities
Net income (loss)	$(1,430,731)	$12,147,088
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	426,950	342,610
Depreciation	313,653	279,392
Changes in deferred taxes	3,717,926	(9,764,622)
Changes in operating assets and liabilities:
Accounts receivable	179,552	(507,994)
Inventories	(660,827)	(211,349)
Prepaid expenses and other current assets	(126,044)	(171,908)
Other long-term assets	12,169	—
Accounts payable and accrued expenses	(91,384)	(633,241)
Accrued payroll and related expenses	(1,932)	30,043
Customer deposit	—	(640,440)
Net deferred revenue on shipments to distributors	61,886	58,382
Deferred service revenue	(12,403)	(51,992)
Change in deferred rent	(12,512)	3,847
Net cash provided by operating activities	2,376,303	879,816
Investing activities
Purchase of equipment	(412,674)	(304,470)
Capitalized software costs	(207,901)	—
Net cash used in investing activities	(620,575)	(304,470)
Financing activities
Payments on capital leases	(26,945)	(31,152)
Proceeds from borrowings under bank line of credit agreement	—	350,000
Repayments of borrowings under bank line of credit agreement	—	(350,000)
Stock options exercised	331,719	178,512
Warrants exercised	—	158,145
Repayments of related party and short term credit line notes payable	—	(500,000)
Net cash provided by (used in) financing activities	304,774	(194,495)
Net increase in cash and cash equivalents	2,060,502	380,851
Cash and cash equivalents at beginning of year	1,319,006	938,155
Cash and cash equivalents at end of year	$3,379,508	$1,319,006
Supplemental cash flow information
Cash paid for interest	$2,759	$13,261
Cash paid for income taxes	$82,577	$100,988

Supplemental disclosure of non-cash investing activities
Computer equipment purchased under capital lease	$—	$64,102
Conversion of notes payable and accrued interest into common stock	$1,216,109	$—
Cashless exercise of warrants	$—	$35
Accrual of treasury stock costs	$85,876	$—

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

The Company designs its own products and subcontracts the manufacturing of product components to independent third-party contract manufacturers who are located in the U.S., Mexico, Singapore and Taiwan and who have the equipment, know-how and capacity to manufacture products to the Company’s specifications. Final products are assembled, tested, packaged, and distributed at and from its Newark, California facility. The Company offers its products worldwide through two-tier distribution enabling customers to purchase from a large number of on-line resellers around the world including some application developers. The geographic regions served by the Company include the Americas, Europe, the Middle East, Africa and Asia Pacific.

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

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. As of December 31, 2017 and 2016, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

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

The Company records its forward foreign currency contracts at fair value. At December 31, 2017 and 2016, the Company had no open forward foreign currency contracts.

Foreign Currency

The functional currency for the Company is the U.S. dollar. However, the Company requires European distributors to purchase products in Euros and pays the expenses of European employees in Euros and British pounds. The Company hedges a significant portion of the European receivables balance denominated in Euros to reduce the foreign currency risk associates with these assets. In 2017, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $3,400 compared to a net loss of $25,500 in 2016.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Accounts Receivable Allowances

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers. Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible. The following describes activity in the allowance for doubtful accounts for the years ended December 31, 2017 and 2016:

Year	Balance at Beginning of Year	Charged to Costs and Expenses	Amounts Written Off	Balance at End of Year

2017	$89,058	$—	$—	$89,058
2016	$89,058	$—	$—	$89,058

Inventories

Inventories consist principally of raw materials and sub-assemblies stated at the lower of standard cost, which approximates actual costs (first-in, first-out method), or market. Market is defined as replacement cost, but not in excess of estimated net realizable value or less than estimated net realizable value less a normal margin. At the end of each reporting period, the Company compares its inventory on hand to its forecasted requirements for the next nine-month period and reserves the cost of any inventory that is surplus, less any amounts that the Company believes it can recover from the disposal of goods that the Company specifically believes will be saleable past a nine- month horizon. The Company’s sales forecasts are based upon historical trends, communications from customers, and marketing data regarding market trends and dynamics. Changes in the amounts recorded for surplus or obsolete inventory are included in cost of revenue. Inventories, net of write-downs, at December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
Raw materials and sub-assemblies	$3,016,327	$2,665,185
Finished goods	67,120	64,359
Inventory reserves	(885,181)	(1,192,105)
Inventory, net	$2,198,266	$1,537,439

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
Prepaid insurance	$37,496	$40,307
Prepaid project development costs	58,755	83,600
Prepaid inventory purchases	114,927	43,700
Other	174,330	91,857
Prepaid expenses and other current assets	$385,508	$259,464

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method, over the estimated useful lives of the assets ranging from one to five years. Assets under capital leases are amortized in a manner consistent with the Company’s normal depreciation policy for owned assets, or the remaining lease term as applicable. Depreciation expense in the years ended December 31, 2017 and 2016, was $313,653 and $279,392, respectively.

Goodwill

Goodwill is tested for impairment annually as of September 30th or more frequently when events or circumstances indicate that the carrying value of the Company's single reporting unit more likely than not exceeds its fair value. The Company performed its annual goodwill impairment analysis as of September 30, 2017. The Company used the two-step test as required to assess goodwill for impairment. The first step of the goodwill impairment test consisted of comparing the carrying value of the reporting unit to its fair value. Management estimated the fair value of the Company's reporting unit using various methods and compared the fair value to the carrying amount (net book value) to ascertain if potential goodwill impairment existed. The Company utilized methods that focused on its ability to produce income ("Income Approach") and the Company’s market capitalization ("Market Capitalization Approach"). Key assumptions utilized in the determination of fair value in step one of the test included the following: the Company's market capitalization; revenue and expense forecasts used in the evaluation were based on trends of historical performance and management's estimate of future performance; cash flows utilized in the discounted cash flow analysis were estimated using a weighted average cost of capital determined to be appropriate for the Company. No impairment of goodwill was recorded in the two years ended December 31, 2017.

Deferred Rent

The Company operates its headquarters under a non-cancelable operating lease. The Company recognizes rent expense under its lease on a straight-line basis measured over the term of the lease. The excess of accumulated rental expense measured on a straight-line basis over actual accumulated rent paid is recorded as a liability on the Company’s balance sheet in its short and long term components. Deferred rent at December 31, 2017 and December 31, 2016 was $274,388 and $286,901 respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks. To date, the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at December 31, 2017 and December 31, 2016 were as follows:

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

	December 31,
	2017	2016
Ingram Micro Inc.	37%	49%
Bluestar, Inc.	23%	30%
ScanSource, Inc.	10%	*
Ingram Micro Pan Europe GmbH	10%	*
*Customer accounts for less than 10% of accounts receivable balances

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. At December 31, 2017, 12% and 10% of the Company’s accounts payable balances were concentrated with the top two suppliers. For the years ended December 31, 2017 and 2016, the top two suppliers accounted for 52% and 65%, respectively, of the inventory purchases in each of these years.

Revenue Recognition and Deferred Revenue

On January 1, 2017, the Company adopted ASU No. 2014-09 (now ASC 606 “Revenue from Contracts with Customers”) and implemented a new revenue recognition policy. To reflect the period-specific effects of applying the new policy, the Company reclassified the balance of net deferred revenue on shipments to distributors in the amount of $1,062,642 as of December 31, 2016 to a refund liability of $2,010,441 (deferred revenue on shipments to distributors) and an asset of $947,799 (deferred cost on shipments to distributors). The effect of the change in 2017 was a one-time reduction (debit) to net deferred revenue in the amount of $836,000 less the deferred tax effects of $234,000 for a net improvement in retained deficit of $602,000. The deferred revenue and deferred cost on shipments to distributors were $492,611 and $204,405, respectively, at December 31, 2017.

The Company defers revenue on advance payments from customers when performance obligations have yet to be completed and/or services performed.

The Company earns revenue from services performed in connection with consulting and engineering development arrangements. For those agreements that include contract milestones or acceptance criteria, revenue is recognized as such milestones are achieved or as such acceptance occurs.

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

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Warranty

The Company’s products typically carry a one year warranty. The Company reserves for estimated product warranty costs at the time revenue is recognized based upon the Company’s historical warranty experience, and additionally for any known product warranty issues. If actual costs differ from initial estimates, the Company records the difference in the period they are identified. Actual claims are charged against the warranty reserve. The following describes activity in the reserves for product warranty costs for the years ended December 31, 2017 and 2016:

Year	Balance at Beginning of Year	Additional Warranty Reserves	Amounts Charged to Reserves	Balance at End of Year

2017	$78,871	$53,115	$(53,115)	$78,871
2016	$78,871	$34,385	$(34,385)	$78,871

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include salaries and employee benefits, stock-based compensation expense, third party development costs including consultants and outside services, and allocations of overhead and occupancy costs.

Software Development Costs

Costs incurred to develop computer software to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at cost. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the straight-line method over the remaining estimated economic life (a period of three to five years) of the product. Amortization of capitalized software development costs is included in the cost of revenues line on the statements of operations.  If the future revenue of a product is less than anticipated, impairment of the related unamortized development costs could occur, which could impact the Company’s results of operations. No amortization expense on software development costs included in costs of revenues for both 2016 and 2017. The amount of unamortized capitalized software costs as of December 31, 2017 and 2016 was $208,000 and $0, respectively.

Advertising Costs

Advertising costs are charged to sales and marketing as incurred. The Company incurred $61,262 and $45,303, in advertising costs during 2017 and 2016, respectively.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Net Income (Loss) Per Share

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
	2017	2016
Numerator:
Net income (loss)	$(1,430,731)	$12,147,088
Convertible note interest	—	117,421
Adjusted diluted net income (loss)	$(1,430,731)	$12,264,509
Denominator:
Weighted average shares outstanding used in computing net income (loss) per share:
Basic	6,292,898	5,793,245
Effect of dilutive stock options and convertible notes payable	—	1,026,576
Diluted	6,292,898	6,819,821
Net income (loss) per share applicable to common stockholders:
Basic	$(0.23)	$2.10
Diluted	$(0.23)	$1.80

For the 2016 period presented, the diluted shares outstanding include the dilutive effect of assumed conversion of convertible notes and assumed exercise of all in-the-money employee stock options, which is calculated based on the average share price for the 2016 fiscal period using the treasury stock method. Under the treasury stock method, the hypothetically received proceeds from the exercise of in-the-money options and warrants are assumed to be used to repurchase shares. For 2016, options to purchase totaling 1,551,727 shares of the Company’s Common Stock were excluded from the calculation of the diluted earnings per share because the exercise prices were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. Due to net loss for 2017, options to purchase 2,247,026 shares of the Company’s Common Stock were excluded from the calculation of the diluted earnings per share because they are anti-dilutive. Basic and diluted EPS are the same for 2017.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Revenues for the geographic areas for the years ended December 31, 2017 and 2016 are as follows:

	Years Ended December 31,
Revenues: (in thousands)	2017	2016
United States	$16,621	$16,851
Europe	3,572	2,843
Asia and rest of world	1,093	1,094
	$21,286	$20,788

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Major Customers

Customers who accounted for at least 10% of total revenues for the years ended December 31, 2017 and 2016 were as follows:

	Years Ended December 31,
	2017	2016
Ingram Micro Inc.	37%	29%
BlueStar, Inc.	17%	22%
ScanSource, Inc.	16%	18%

Recently Issued Financial Accounting Standards

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"). ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 will be effective for the Company on January 1, 2019 and is not expected to have a significant impact on its consolidated financial statements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under these amendments, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company does not presently anticipate that the adoption of ASU 2016-15 will have a material impact on its consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance removes the present requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable; instead, it is required to be recognized at the time of settlement, subject to normal valuation allowance considerations. The Company adopted the new standard on January 1, 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 is amended by ASU 2017-13 and ASU 2018-01, which FASB issued in September 2017 and January 2018, respectively. ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company expects that its operating lease commitments will be subject to the new standard and recognized as lease liabilities and right-of-use assets upon the adoption of ASU 2016-02. The Company does not anticipate that the adoption of ASU 2016-02 will have a material impact on its financial statements.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance regarding the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.. In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”. This update was issued to clarify certain narrow aspects of guidance concerning the recognition of financial assets and liabilities established in ASU No. 2016-01. This includes an amendment to clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issued. The update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Upon adoption of ASU 2016-01, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. The Company does not presently anticipate that the adoption of ASU 2016-01 will have a material impact on its financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory measured using last-in, first-out or the retail inventory method are excluded from the scope of ASU 2015-11 which is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The implementation of ASU 2015-11 had no material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, ASU 2017-10, ASU 2017-13 and ASU 2017-14, which FASB issued in August 2015, March 2016, April 2016, May 2016, May 2016, December 2016, May 2017, September 2017 and November 2017, respectively (collectively, the amended ASU 2014-09). The amended ASU 2014-09 provides a single comprehensive model for the recognition of revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It requires an entity to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s). The amended ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the amended ASU 2014-09 is December 15, 2017 with early adoption permitted. The Company early adopted the new standard effective January 1, 2017. The effect of the change on January 1, 2017 was a one-time reduction (debit) to net deferred revenue and a one-time improvement (credit) to retained deficit in the amount of $602,000.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 — Related Party Convertible Notes Payable

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

At December 31, 2016, the balance of short term convertible notes payable to officers and directors of the company was $752,625. Accrued interest for all convertible notes was $382,808 and was included in Accounts Payable and Accrued Expenses.

Interest expense for 2017 was $80,676 compared to $117,421 for 2016.

NOTE 3 — Bank Financing Arrangements

On March 20, 2017, the Company completed a Business Financing Modification Agreement by and between the Company and Western Alliance Bank (the “Bank) to extend the expiration date of the domestic portion of the revolving credit line to February 27, 2019. The international portion of the credit line was not changed and expired on February 27, 2018. Under the terms of the credit facility agreement with the Bank, the Company may borrow up to $2.5 million, of which up to $2.0 million is based on qualified receivables from domestic customers and up to $0.5 million is based on qualified receivables from international customers. In addition, the Company must maintain a minimum liquidity ratio calculated at the end of each month of quick assets (cash plus qualified accounts receivable) to outstanding obligations to the Bank not less than 1.75 to 1.0. Advances against the domestic and international lines are calculated at 70% of qualified receivables. Borrowings under the lines bear an annual interest rate equal to the Bank’s prime rate (minimum of 3.25%) plus 1.5%. There is also a collateral handling fee of 0.1% per month of the financed receivables outstanding. The applicable interest and fees are calculated based on the actual amounts borrowed. The borrowings under the credit facility are secured by a first priority security interest in the assets of the Company. All advances are at the Bank’s discretion and the Bank is not obligated to make advances. The agreement may be terminated by the Company or by the Bank at any time.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

No amount was borrowed under the lines of credit with Western Alliance Bank during 2017, and the total borrowing capacity was approximately $1,583,000 at December 31, 2017.

Total interest expense on the amounts drawn under the Company’s bank credit lines in effect during the years ended December 31, 2017 and 2016 was $0 and $3,000, respectively.

On January 31, 2018, the Company entered into an Amended and Restated Business Financing Agreement (the “Financing Agreement”) with Western Alliance Bank (the “Bank), that provides for a $2.5 million revolving line of credit and a $4.0 million term loan that the Company may use to repurchase shares of common stock. The Company drew down the term loan on March 1, 2018. Pursuant to the revolving line of credit, the Company is permitted to borrow up to the lesser of $2.5 million or 80% of eligible accounts receivables. Amounts outstanding under the line of credit bear interest at the “U.S. Prime Rate” published by the Wall Street Journal plus 0.75%. Interest is payable monthly on the line of credit, and the principal is due upon the maturity date of January 31, 2020. Amounts outstanding under the term loan bear interest at the “U.S. Prime Rate” published by the Wall Street Journal plus 1.75%. Following a three-month interest only period, the term loan is payable in 45 equal monthly installments of principal and interest. The loans are secured by all of our present and future assets, including intellectual property and general intangibles. Termination of the revolving line of credit or term loan prior to its termination date may be subject to early termination fees, subject to certain exceptions. Amounts repaid or prepaid under the term loan may not be reborrowed. At the end of each quarter through the quarter ending December 31, 2018, the Company is required to prepay outstanding term loan principal in an amount equal to 25% of excess cash flow, as set forth in the Financing Agreement, for the most recent quarter ended. The Company is also obligated to pay customary fees for a loan facility of this size and type.

The Financing Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock, enter into transactions with affiliates and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with an asset coverage ratio measured monthly, which requirements increase during the term of the Financing Agreement, a fixed charge coverage ratio of no less than 1.75 to 1.0, measured quarterly, and a total funded debt to trailing twelve months EBITDA multiple of not more than 1.75 to 1.0, measured monthly.

The Financing Agreement also contains customary events of default including, among others, payment defaults, breaches of covenants, bankruptcy and insolvency events, cross defaults with certain material indebtedness, judgment defaults, and breaches of representations and warranties. Upon an event of default, the Bank may declare all or a portion of the Company’s outstanding obligations payable to be immediately due and payable and exercise other rights and remedies provided for under the Financing Agreement. During the existence of an event of default, interest on the obligations could be increased.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 — Commitments and Contingencies

Operating Lease

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. The lease agreement expires on June 30, 2022. Monthly base rent increases four percent per year annually on July 1st of each year.

Future minimum lease payments under the operating lease at December 31, 2017 are shown below:

Annual minimum payments:	Amount
2018	$442,359
2019	460,053
2020	478,455
2021	497,594
2022	253,675
Total minimum payments	$2,132,136

Rental expense under all operating leases for the years ended December 31, 2017 and 2016 was $435,686 and $435,668, respectively. The amount of deferred rent at December 31, 2017 and December 31, 2016 was $274,388 and $286,901, respectively.

Capital Lease Obligations

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At December 31, 2017 and 2016, property and equipment with costs of $100,584, were subject to such financing arrangements. The accumulated depreciation of the assets associated with the capital leases as of December 31, 2017 and December 31, 2016, amounted to $51,400 and $23,214 respectively.

Future minimum payments under capital lease and equipment financing arrangements as of December 31, 2017 are as follows:

Annual minimum payments:	Amount
2018	$26,900
2019	17,892
2020	9,164
Total minimum payments	53,956
Less amount representing interest	(1,548)
Present value of net minimum payments	$52,408
Short term portion of capital leases	(25,856)
Long term portion of capital leases	$26,552

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Purchase Commitments

At December 31, 2017, the Company’s non-cancelable purchase commitments for inventory to be used in the ordinary course of business during 2017 were approximately $2,228,000.

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

NOTE 5 — Share-Based Compensation Plan

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

The Company calculates the value of each stock option grant, estimated on the date of grant, using binomial lattice option pricing model. The weighted-average estimated fair value of stock options granted during 2017 and 2016 was $2.60 and $1.93, respectively, using the following weighted-average assumptions:

	Years Ended December 31,
	2017	2016
Risk-free interest rate (%)	2.34%	1.75%
Dividend yield	—	—
Volatility factor	69.62%	79.91%
Expected option life (years)	5.9	5.6

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

The table below presents the information related to stock option activity for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Total intrinsic value of stock options exercised	$333,849	$178,923
Cash received from stock option exercises	$331,719	$178,512

Changes in stock options for the years ended December 31, 2017 and 2016 are as follows:

		Outstanding Options
	Options Available For Grant	Number of Shares	Weighted Average Price Per Share	Remaining Contractual Term (in years)	Intrinsic Value
Balance at December 31, 2015	121,750	2,022,353	$2.15
Increase in shares authorized	224,818	—
Granted	(344,450)	344,450	$2.89
Exercised	—	(111,855)	$1.60
Canceled	93,863	(93,863)	$2.73
Balance at December 31, 2016	95,981	2,161,085	$2.27
Increase in shares authorized	235,136	—
Granted	(275,300)	275,300	$4.13
Exercised	—	(159,839)	$2.08
Canceled	29,520	(29,520)	$2.98
Balance at December 31, 2017	85,337	2,247,026	$2.50	5.08	$2,579,046
Exercisable		1,746,173	$2.28	4.08	2,301,010
Unvested		500,853	$3.28	8.58	278,036

The 2004 Plan provides for an annual increase in the number of shares authorized under the plan to be added on the first day of each fiscal year equal to the least amount of 400,000 shares, 4% of the outstanding shares on that date, or an amount as determined by the Board of Directors. On January 1, 2018, 2017, and 2016, a total of 280,445, 235,136, and 224,818 additional shares, respectively, became available for grant from the 2004 Plan.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding and exercisable at December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.95 - $1.25	385,323	5.58	$1.04	373,337	$1.04
$1.50 - $1.82	150,255	4.17	$1.72	150,255	$1.72
$1.89 - $2.27	429,362	5.58	$2.13	357,912	$2.11
$2.36 - $2.92	485,823	4.42	$2.64	309,530	$2.59
$3.04 - $3.54	503,063	2.83	$3.10	482,605	$3.08
$3.70 - $4.49	292,300	9.33	$4.11	71,634	$3.94
$6.90	900	0.58	$6.90	900	$6.90
$0.95 - $6.90	2,247,026	5.08	$2.50	1,746,173	$2.28

Stock-Based Compensation Expense

The stock-based compensation expense included in the Company’s statements of income for the years ended December 31, 2017 and 2016, consisted of the following:

	Years Ended December 31,
Income Statement Classification	2017	2016
Cost of revenues	$64,834	$40,929
Research and development	104,205	74,810
Sales and marketing	111,087	87,158
General and administrative	146,824	139,713
	$426,950	$342,610

As of December 31, 2017, the total remaining unamortized stock-based compensation expense was $993,039 and is expected to be amortized over a weighted average period of 2.66 years.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 — Shares Reserved

Common stock reserved for future issuance was as follows:

	December 31,
	2017	2016
Stock option grants outstanding (see Note 5)	2,247,026	2,161,085
Reserved for future stock option grants (see Note 5)	85,337	95,981
Reserved for note conversion (see Note 2)	—	972,884
	2,332,363	3,229,950

NOTE 7 — Retirement Plan

The Company has a tax-deferred savings plan, the Socket Mobile, Inc. 401(k) Plan (“401(k) Plan”), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. No contributions were made by the Company during the years ended December 31, 2017 and 2016. Administrative expenses relating to the 401(k) Plan are not significant.

NOTE 8 — Income Taxes

The Company recorded income tax expense of $3.77 million for 2017 compared to income tax benefit of $9.72 million for 2016. The 2017 income tax expense included deferred tax expense of $1.07 million and federal and state alternative minimum tax expense of $51,000. Income tax benefit for 2016 was related to the release of valuation allowance against substantially all of the Company's federal and state deferred tax assets of $9.76 million, partially offset by federal and state alternative minimum taxes of $49,000.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Tax Act eliminates alternative minimum taxes and lowers the U.S. federal corporate income tax from 34% to 21% effective January 1, 2018. The Company remeasured its net deferred tax assets using the new Federal Tax Rate and posted a one-time reduction of $2.6 million in deferred tax assets to reflect the lower realization rate to be applied commencing in 2018.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

The components of income taxes for the periods ended December 31, 2017 and 2016 are as follows:

	Years Ended December 31,
	2017	2016
Current:
Federal	$39,200	$37,000
State	11,800	12,200
Total Current	51,000	49,200
Deferred:
Federal	3,758,900	(8,473,500)
State	(40,900)	(1,291,100)
Total Deferred	3,718,000	(9,764,600)
Income tax (benefit) expense	$3,769,000	$(9,715,400)

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	Years Ended December 31,
	2017	2016
Federal tax at statutory rate	34.00%	34.00%
State income tax rate	5.83%	5.83%
Remeasurement of deferred taxes	(155.41%)	—
Release of valuation allowance	—	308.63%
Provision for taxes	(115.58%)	348.46%

As of December 31, 2017, the Company did not recognize deferred tax assets relating to an excess tax benefit for stock-based compensation deduction of $2,464,000. Unrecognized deferred tax benefits will be accounted for as a credit to additional paid-in-capital when realized through a reduction in income taxes payable.

Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. At December 31, 2017, the Company released valuation allowance against substantially all deferred tax assets. Significant components of net deferred tax assets are as follows:

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

	Years Ended December 31,
Deferred tax assets:	2017	2016
Net operating loss carryforwards	$4,777,000	$8,111,000
Credits	806,000	755,000
Capitalized research and development costs	—	9,000
Other acquired intangibles	17,000	49,000
Accruals not currently deductible	677,000	1,343,000
Depreciation	44,000	29,000
Total deferred tax assets	6,321,000	10,296,000
Valuation allowance for deferred tax assets	(506,000)	(464,000)
Net deferred tax assets	5,815,000	9,832,000
Deferred tax liability:
Acquired intangibles	(178,000)	(243,000)
Net deferred tax assets	$5,637,000	$9,589,000

As of December 31, 2017, the Company had net operating loss carryforwards for federal income tax purposes of approximately $21,316,000 which will expire at various dates beginning in 2023 and through 2033, and federal research and development tax credits of approximately $506,000, which will expire at various dates beginning in 2018 and through 2037. As of December 31, 2017, the Company had net operating loss carryforwards for state income tax purposes of approximately $11,716,000, which will expire at various dates in 2029 and through 2033, and state research and development tax credits of approximately $301,000, which can be carried forward indefinitely.

  The Company has determined that utilization of existing net operating losses against future taxable income is not limited by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the Company’s ability to fully utilize its existing net operating loss carryforwards against any future taxable income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”), excluding interest and penalties, is as follows:

Amount
Beginning balance at January 1, 2017	$755,000
Decreases in UTBs taken in prior years	—
Decreases in UTBs taken in current years	53,000
Ending balance at December 31, 2017	$808,000

It is the Company's policy to include interest and penalties related to tax positions as a component of income tax expense. No interest was accrued for the period ended December 31, 2017. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is not currently under audit in any of its jurisdictions where income tax returns are filed.

NOTE 9— Subsequent Events

On January 31, 2018, the Company entered into an Amended and Restated Business Financing Agreement (the “Financing Agreement”) with Western Alliance Bank (the “Bank), that provides for a $2.5 million revolving line of credit and a $4.0 million term loan that the Company may use to repurchase shares of common stock. The Company drew down $4.0 million term loan on March 1, 2018. See Note 3 – Bank Financing Arrangements for more information.

The Company commenced a tender offer on February 2, 2018 to purchase up to 1,250,000 shares of Company’s common stock at a price not less than $3.75 per share or more than $4.25 per share. The offer was completed on March 9, 2018. The Company repurchased and retired 1,250,000 shares of its common stock representing approximately 17.6% of total shares outstanding, at a price of $3.90 per share for a total payment of $4,875,000.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework issued in 2013. This assessment included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this assessment.

Based on our assessment using those criteria, we believe that, as of December 31, 2017, our internal control over financial reporting is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 16, 2018.

Item 11. Executive Compensation

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 16, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 16, 2018.

The following table provides information as of December 31, 2017 about our common stock that may be issued under the Company’s existing equity compensation plans. For additional information about the equity compensation plans see Note 5 to the Company’s Financial Statements.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	2,247,026	$2.50	85,337

(1)	Consists of the 2004 Equity Incentive Plan. Pursuant to an affirmative vote by security holders in June 2004, an annual increase in the number of shares authorized under the 2004 Equity Incentive Plan is added on the first day of each fiscal year equal to the least of (a) 400,000 shares, (b) four percent of the total outstanding shares of the Company’s common stock on that date, or (c) a lesser amount as determined by the Board of Directors. As a result, a total of 280,445 shares became available for grant under the 2004 Equity Incentive Plan on January 1, 2018, in addition to those set forth in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 16, 2018.

Item 14. Principal Accounting Fees and Services

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 16, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

1.	All financial statements.

2.	Financial statement schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes herein.

3.	Exhibits.

See Index to Exhibits on page 60. The Exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(b) Exhibits:

See Index to Exhibits on page 60. The Exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SOCKET MOBILE, INC.
Registrant

Date: March 23, 2018	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevin J. Mills Kevin J. Mills	President and Chief Executive Officer (Principal Executive Officer) and Director	March 23, 2018
/s/ Charlie Bass Charlie Bass	Chairman of the Board	March 23, 2018
/s/ David W. Dunlap David W. Dunlap	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 23, 2018
/s/ Bill Parnell Bill Parnell	Director	March 23, 2018
/s/ Brenton E. MacDonald. Brenton E. MacDonald	Director	March 23, 2018
/s/ Nelson C. Chan Nelson C. Chan	Director	March 23, 2018

Index to Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Bylaws, as amended February 17, 2008.

10.1 (3)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.

10.2 (4)*	2004 Equity Incentive Plan and forms of agreement thereunder.

10.3 (5)*	Form of Management Incentive Variable Compensation Plan between the Company and certain eligible participants.

10.4 (6)	Standard Industrial /Commercial Multi-Tenant Lease by and between Del Norte Farms, Inc. and the Company dated October 24, 2006 (assigned to Newark Eureka Industrial Capital, LLC September 17, 2007).

10.5 (7)	Second Amendment to Standard Industrial/Commercial Multi-Lessee Lease – Net dated August 30, 2010.

10.6 (8)	Third Amendment to Standard Industrial /Commercial Multi-Tenant Lease – Net dated December 28, 2012.

10.7 (9)	Warrants for the Purchase of Shares of Common Stock Issued November 19, 2010 to the Investor and the Placement Agent in connection with a private placement.

10.8(10)	Loan and Security Agreement dated February 27, 2014 by and between the Company and Bridge Bank, National Association.

10.9 (11)	Form of Employment Agreement dated May 1, 2017 between the Company and the officers of the Company.

10.10 (12)	Business Financing Modification Agreement dated February 26, 2016 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.11 (13)	Business Financing Modification Agreement dated March 20, 2017 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.12 (14)	Business Financing Modification Agreement dated January 31, 2018 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.13 (15)	Tender Offer Statement to purchase up to 1,250,000 shares of common stock at a price not greater than $4.25 nor less than $3.75 per share.

11.1	Computation of Earnings per Share (see Statements of Operations in Item 8).

14.1 (16)	Code of Business Conduct and Ethics.

23.1	Consent of Sadler Gibb & Associates, LLC, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________

* Executive compensation plan or arrangement.

(1)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on March 16, 2009.

(2)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 20, 2008.

(3)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 12, 2012.

(4)	Incorporated by reference to Appendix C filed with the Company’s Form DEF 14A filed on April 29, 2004 and Item 4 on Form 8-K filed on June 5, 2013 reporting extension of the Plan to April 23, 2024.

(5)	Incorporated by reference to Appendix B filed with the Company’s Form DEF 14A filed on March 16, 2011.

(6)	Incorporated by reference to exhibits filed with the Company’s Form 10-Q filed on November 13, 2006.

(7)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on August 30, 2010.

(8)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on January 4, 2013.

(9)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on November 19, 2010.

(10)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 7, 2014.

(11)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on May 4, 2017.

(12)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 3, 2016.

(13)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 21, 2017.

(14)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 2, 2018.

(15)	Incorporated by reference to the Company’s Schedule TO filed on February 2, 2018.

(16)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on March 10, 2006.

