Form 10-Q
period 2018-03-31
SOCKET MOBILE, INC.
filed 2018-05-11
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

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

The number of shares of Common Stock ($0.001 par value) outstanding as of May 4, 2018 was 5,878,980 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenues	$3,981,055	$5,622,093

Cost of revenues	1,916,786	2,709,399

Gross profit	2,064,269	2,912,694

Operating expenses:
Research and development	946,746	796,608
Sales and marketing	737,856	759,248
General and administrative	664,704	688,804
Total operating expenses	2,349,306	2,244,660

Operating income (loss)	(285,037)	668,034

Interest expense, net	(19,919)	(29,676)

Net income (loss) before income taxes	(304,956)	638,358
Income tax benefit (expense)	79,927	(252,551)

Net income (loss)	$(225,029)	$385,807

Net income (loss) per share:

Basic	$(0.03)	$0.07
Diluted	$(0.03)	$0.05

Weighted average shares outstanding:

Basic	6,744,108	5,912,088
Diluted	6,744,108	7,771,210

 See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED BALANCE SHEETS
	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,074,854	$3,379,508
Accounts receivable, net	2,925,056	2,687,325
Inventories, net	2,279,248	2,198,266
Prepaid expenses and other current assets	309,689	385,508
Deferred cost on shipments to distributors	168,279	204,405
Total current assets	7,757,126	8,855,012

Property and equipment:
Machinery and office equipment	2,100,794	2,052,091
Computer equipment	942,389	851,823
	3,043,183	2,903,914
Accumulated depreciation	(2,304,011)	(2,241,010)
Property and equipment, net	739,172	662,904

Goodwill	4,427,000	4,427,000
Other long-term assets	267,750	271,650
Deferred tax assets	5,717,407	5,637,480
Total assets	$18,908,455	$19,854,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,217,121	$1,112,234
Accrued payroll and related expenses	539,401	630,999
Deferred revenue on shipments to distributors	398,837	492,611
Current portion of deferred service revenue	32,704	31,536
Term loan – current portion	3,375,000	—
Current portion of capital leases and deferred rent	56,845	55,382
Total current liabilities	5,619,908	2,322,762

Long-term portion of deferred service revenue	32,974	29,447
Long-term portion of capital leases and deferred rent	257,649	271,414
Term loan – long-term portion	625,000	—
Total liabilities	6,535,531	2,623,623

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 5,878,980 shares at March 31, 2018 and 7,011,128 shares at December 31, 2017	5,879	7,011
Additional paid-in capital	60,146,282	64,777,620
Accumulated deficit	(47,779,237)	(47,554,208)
Total stockholders’ equity	12,372,924	17,230,423
Total liabilities and stockholders’ equity	$18,908,455	$19,854,046

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income (loss)	$(225,029)	$385,807
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	112,133	95,697
Depreciation and amortization	91,394	78,788
Changes in deferred taxes	(79,927)	239,552

Changes in operating assets and liabilities:
Accounts receivable	(237,731)	(488,191)
Inventories	(80,982)	(304,673)
Prepaid expenses and other current assets	76,255	(68,389)
Accounts payable and accrued expenses	104,887	353,237
Accrued payroll and related expenses	(91,598)	(83,921)
Net deferred revenue on shipments to distributors	(57,648)	40,323
Deferred service revenue	4,695	(6,351)
Change in deferred rent	(5,213)	(1,043)
Net cash (used in) provided by operating activities	(388,764)	240,836

Investing activities
Purchases of equipment	(164,198)	(83,519)
Net cash used in investing activities	(164,198)	(83,519)

Financing activities
Payments on capital leases	(7,089)	(6,441)
Proceeds from term loan advance	4,000,000	—
Common stock repurchases and related expenses	(5,019,748)	—
Stock options exercised	275,145	152,463
Net cash (used in) provided by financing activities	(751,692)	146,022

Net increase (decrease) in cash and cash equivalents	(1,304,654)	303,339

Cash and cash equivalents at beginning of period	3,379,508	1,319,006
Cash and cash equivalents at end of period	$2,074,854	$1,622,345

Supplemental disclosure of cash flow information
Cash paid for interest	$353	$968

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

NOTE 1 — Basis of Presentation

The accompanying unaudited condensed financial statements of Socket Mobile, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. At March 31, 2018 and December 31, 2017, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance on deposit in these accounts may, at times, exceed the federally insured limits. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

On January 1, 2017, we adopted ASU No. 2014-09 (now ASC 606 “Revenue from Contracts with Customers”) and implemented a new revenue recognition policy. Instead of deferring 100% of revenue and cost of revenue until products are sold by distributors, the new policy recognizes revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history plus knowledge of pending returns outside of the norm. Actual return history is approximately 17% of the channel inventory, primarily from stock rotations. On January 1, 2017, the Company recorded a one-time reduction (debit) to net deferred revenue in the amount of $836,000 less the deferred tax effects of $333,000 for a net improvement in retained deficit of $503,000. At March 31, 2018, the deferred revenue and deferred cost on shipments to distributors were $398,837 and $168,279, respectively, compared to $492,611 and $204,405, respectively, at December 31, 2017.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories at March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
	2018	2017
Raw materials and sub-assemblies	$3,079,027	$3,016,327
Finished goods	72,531	67,120
Inventory reserves	(872,310)	(885,181)
Inventory, net	$2,279,248	$2,198,266

NOTE 4 — Short-Term Related Party Convertible Notes Payable

The Company’s Subordinated Convertible Notes of $752,625 matured on September 4, 2017. At the option of the note holders, note payable principal and accrued interest totaling $1,216,109 was converted into 972,884 shares of common stock at a conversion rate of $1.25 per share. The conversion reduces current liabilities and increases stockholders’ equity by $1,216,109. These 4-year notes were originally issued on September 4, 2013 to officers and directors of the company and converted into common stock at maturity pursuant to the terms of the notes. Accrued interest for all convertible notes was $411,517 at March 31, 2017 and was included in Accounts Payable and Accrued Expenses. Interest expense for the three months ended March 31, 2017 was $28,709.

NOTE 5 — Bank Financing Arrangements

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

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

On March 1, 2018, the Company received proceeds of $4.0 million under the provisions of the term loan for a common stock repurchase. On March 9, 2018, the Company completed a tender offer to purchase and retire 1,250,000 shares of common stock from multiple investors at a purchase price of $3.90 per share, for an aggregate cost of approximately $4.9 million, excluding fees and expenses relating to the tender offer. Interest expense on the term loan in Q1 2018 was $21,806. Accrued interest related to the amounts outstanding under the term loan at March 31, 2018 was also $21,806.

No amounts were drawn under the Company’s bank credit lines during the three months ended March 31, 2018 and 2017. At March 31, 2018, the total borrowing capacity was approximately $2,055,000.

As of March 31, 2018, the Company failed to comply with the Fixed Charge Coverage ratio and Total Funded Debt to EBITDA ratio. The Company subsequently paid down the term loan from $4.0 million at March 31, 2018 to $1.4 million at May 1st, 2018. The paydowns are made from its cash and revolving lines of credit. The bank lines of credit remain effective.

NOTE 6 — Segment Information and Concentrations

Segment Information

The Company operates in the mobile barcode scanning and RFID/NFC data capture market. Mobile scanning typically consists of mobile devices such as smartphones or tablets, with mobile scanning peripherals for data collection, and third-party vertical applications software. The Company distributes its products in the United States and foreign countries primarily through distributors and resellers. The Company markets its products primarily through application developers whose applications are designed to work with Company’s products. Revenues for the geographic areas for three months ended March 31, 2018 and 2017 were as follows:

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

	Three Months Ended March 31,
Revenues:	2018	2017
United States	$3,004,970	$4,341,648
Europe	643,749	1,099,682
Asia and rest of world	332,336	180,763
Total revenues	$3,981,055	$5,622,093

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Ingram Micro, Inc.	32%	45%
BlueStar, Inc.	23%	15%
ScanSource, Inc.	*	14%
ScanSource Europe SPRL	*	11%

_____________

* Customer accounted for less than 10% of total revenues for the period

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks. To date, the Company has not experienced losses on the investments. The Company’s trade accounts receivable are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
	2018	2017
Ingram Micro Inc.	40%	37%
BlueStar, Inc.	31%	23%
ScanSource, Inc.	*	10%
Ingram Micro Pan Europe GmbH	*	10%

_____________

 *Customer accounts for less than 10% of accounts receivable balances

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. For the three months ended March 31, 2018 and 2017, top two suppliers accounted for 44% and 60%, respectively, of the inventory purchases.

NOTE 7 — Stock-Based Compensation

The Company recognizes the compensation cost in the condensed financial statements for all stock-based awards to employees, including grants of employee stock options, based on the fair value of the awards as of the date that the awards are issued. The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period. Total stock-based compensation expense for the three months ended March 31, 2018 and 2017, was $112,133 and $95,697, respectively. No stock options were granted during the first quarter of 2018.

NOTE 8 — Net Income (Loss) Per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income (loss)	$(225,029)	$385,807
Convertible note interest	—	28,709
Adjusted diluted net income(loss)	$(225,029)	$414,516
Denominator:
Weighted average shares outstanding used in computing net income (loss) per share:
Basic	6,744,108	5,912,088
Effect of dilutive stock options and convertible notes payable	—	1,859,122
Diluted	6,744,108	7,771,210
Net income (loss) per share applicable to common stockholders:
Basic	$(0.03)	$0.07
Diluted	$(0.03)	$0.05

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

NOTE 9 — Taxes

The Tax Cuts and Jobs Act of 2017, effective on January 1, 2018, eliminates alternative minimum taxes and lowers the U.S. federal corporate income tax from 34% to 21%. In the first quarter of 2018, the Company recorded a deferred tax benefit of approximately $80,000 based on the expectation of at least a breakeven in its full year’s results. In the same quarter a year ago, the Company recorded an income expense of approximately $253,000 which included deferred tax expense of $240,000, federal alternative minimum tax expense of $10,000, and state alternative minimum tax expense of $3,000.

NOTE 10 — Commitments and Contingencies

Operating Lease

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. The lease agreement expires on June 30, 2022. Monthly base rent increases four percent per year annually on July 1st of each year. Rental expense was $110,067 and $108,799 for the three periods ended March 31, 2018 and 2017, respectively. The Company recorded a deferred rent obligation in accrued liabilities in the amount of $269,175 and $274,388 at March 31, 2018 and December 31, 2017, respectively.

Future minimum lease payments under the operating lease at March 31, 2018 are shown below:

Annual minimum payments:	Amount
2018 (April 1, 2018 to December 31, 2018)	$333,938
2019	460,053
2020	478,455
2021	497,594
2022 (through June 30, 2022)	253,675
Total minimum payments	$2,023,715

Capital Lease Obligations

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At March 31, 2018 and December 31, 2017, equipment with a cost of $100,584 was subject to such financing arrangements. The accumulated depreciation of the assets associated with the capital leases as of March 31, 2018 and December 31, 2017, amounted to $58,446 and $51,400 respectively.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

Future minimum payments under capital lease and equipment financing arrangements as of March 31, 2018 are as follows:

Annual minimum payments:	Amount
2018 (April 1, 2018 to December 31, 2018)	$19,457
2019	17,893
2020	9,164
Total minimum payments	46,514
Less amount representing interest	(1,195)
Present value of net minimum payments	45,319
Short term portion of capital leases	(22,982)
Long term portion of capital leases	$22,337

Purchase Commitments

As of March 31, 2018, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $2,740,000.

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

Recently Issued Financial Accounting Standards

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. This ASU is effective for annual and interim periods beginning after December 15, 2018. The Company is in the process of assessing the impact of this guidance on its condensed financial statements.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

NOTE 11 — Subsequent Events

Subsequent to March 31, 2018, 227,700 stock options at a weighted average grant price of $2.94 per share have been granted from the 2004 Plan.

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

We design our own products and subcontract the manufacturing of product components to independent third-party contract manufacturers who are located in the U.S., Mexico, Singapore, Malaysia, Indonesia and Taiwan and who have the equipment, know-how and capacity to manufacture products to our specifications. Final products are assembled, tested, packaged, and distributed at and from our Newark, California facility. We offer the products worldwide through two-tier distribution enabling customers to purchase from a large number of on-line resellers around the world including some application developers. The geographic regions served by the Company include the Americas, Europe, Asia Pacific and Africa.

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

Products

Cordless barcode scanners

We offer a full range of handheld cordless barcode scanners connecting to smartphones, tablets and other computing devices over Bluetooth. Our 7 Series standard barcode scanners are lightweight and ergonomically designed for easy handling as stand-alone cordless barcode scanners. The 7 Series scanners come in six vivid colors, blue, gray, green, red, white and yellow. In April 2018, we introduced our SocketScan® 700 Series colorful barcode scanners that will eventually replace the 7 Series. The SocketScan 700 Series come in three modules: linear imager (S700), laser (S730) and 2D imager (S740) in five vivid colors: blue, green, red, white and yellow. Our DuraScan® line of durable barcode scanners come in four models: linear imager (D700), laser (D730) and 2D imager (D740 and D750). Using the same ergonomic form factor, these barcode scanners have an IP54 durability rating and improved usability features in industrial colors: Construction Orange, Safety Green and Utility Gray. Our SocketScan 800 Series cordless barcode scanners in linear imaging (S800) and 2D models (S850) are designed to be attachable, with an easily detachable clip, to smartphones and other mobile devices for more integrated barcode scanning. The 800 Series scanners can also be used in simple handheld mode. Our 800 Series sleeve solution, “DuraCase”, is designed to keep an iPod or smartphone and barcode scanner together and enable both devices to be used and charged simultaneously and easily operated with a single hand.

Index

Contactless RFID/NFC Reader/Writer

We developed and commenced sales in 2017 of a Contactless RFID/NFC Reader/Writer, D600 version of our durable handheld scanner. The D600 can read and write many different types of electronic SmartTags, including NFC. SmartTags are used in many applications today, like digital wallet applications for loyalty cards, identification cards, payment cards, coupons, event tickets and others which leverage the exchange of electronic “tokens”. We also incorporate the Contactless SmartTag reader/writer technology into the base of a retail accessory stand that enables customers to scan barcoded documents. We are working with our registered application developers to encourage them to include Near Field Communications capabilities in their mobile applications. We are an early entrant into this market and do not face significant head to head competition from alternative reader/writer devices.

Our Software Developer Kit (“SDK”) supports all of our data capture devices (both barcode reader and Smartcard Reader Writer) with a single installation, making it easy for registered third-party application developers to integrate our data capture capabilities into their application centric solution while giving the customer the ability to select the products that work best for them. Our SDK enables the developers to modify the placement of the captured data in their application and control the feedback to the user that the transaction and transmission was successfully completed. The SDK also enables the built-in camera in a customer’s smartphone or tablet to be used for occasional or lower volume data collection requirements. In April 2018, we introduced a new Capture SDK which has been restructured to better support our existing iOS and Android developers by enabling them to develop in their preferred development environments and make it easier and quicker to integrate scanner support. The Capture SDK enables us to support many development environments that corporate developers prefer.

Service

Our products are warranted for one year and we offer SocketCare extended warranty programs for up to five years including repair or replacement due to accidental breakage. We also repair or replace products that are beyond their warranty period.

Revenues

Total revenue for the first quarter of 2018 was approximately $4.0 million, a decrease of 29% compared to the revenue of approximately $5.6 million for the same quarter a year ago. Our product revenues and the corresponding increase or decrease in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three months ended March 31,
	2018		2017		Increase (Decrease)
Product family:	$	%	$	%	%

Cordless barcode scanners and accessories	$3,887	98%	$5,549	99%	(30%)

OEM/Legacy products	47	1%	14	*	236%

Services	47	1%	59	1%	(20%)

Total	$3,981	100%	$5,622	100%	(29%)

Index

Revenue of our cordless barcode scanners and accessories was $3.9 million or 98% of our overall revenues for the first quarter of 2018, a decrease of 30% or $1.66 million, compared to $5.5 million, or 99% of total revenue, for the first quarter of 2017. Lower revenue in Q1 2018 is partially due to delays in shipping of our new SocketScan products. At the beginning of the year, we announced to the distribution channel our expectation to launch our newest product line in mid-Q1. Actual shipments commenced in April 2018 due to some technical delays. We were unable to fulfill about $200,000 of the SocketScan orders scheduled to ship in the first quarter. In addition, our distributors reduced their orders to lower their inventory of our current products in anticipation of the arrival of the new products, which further impacted our Q1 revenue. Another reason for a lower Q1 revenue is a lack of enterprise deployments which vary from quarter to quarter. Revenue in the first quarter of 2017 included $1.2 million of enterprise deployment revenue compared to enterprise deployment revenue of $317,000 in the first quarter of 2018.

Service comprised 1% of revenue for the first quarters of both 2018 and 2017. Our SocketCare service contracts are purchased by our customers in conjunction with the purchase of cordless barcode scanners. Due to the robustness and lower cost of the data capture products, service revenue continues to be a small portion of the total revenue.

Gross Margins

Our gross profit margins for the first quarters of both 2018 and 2017 were 51.8%, reflecting reductions in unit costs and reductions in overhead costs in 2018 despite a smaller number of products sold.

Research and Development Expense

Research and development expense in the first quarter of 2018 was $947,000, an increase of 19% compared to expenses of $797,000 in the same quarter a year ago. Increase in the level of research and development expense was primarily due to higher personnel costs reflecting headcount additions to facilitate product development and meet more complex requirements of today’s products. We expect research and development expense to remain flat in the next several quarters.

Sales and Marketing Expense

Sales and marketing expense in the first quarter of 2017 was $738,000, a decrease of 3% compared to expense of $759,000 in the same quarter a year ago. Sales and marketing expense is expected to remain flat in Q2 and then increase slightly for the second half of the year.

General and Administrative Expense

General and administrative expense in the first quarter of 2018 was $664,000, a decrease of 4% compared to expense of $689,000 in the first quarter of 2017. General and administrative expense is expected to moderately decline in the second quarter of 2018 from the first quarter levels due to the costs of our annual audit are expensed primarily in the first quarter, and to remain flat for the balance of the year.

Index

Interest Expense, Net of Interest Income

Interest expense and other, net of interest income and other, was $20,000 in the first quarter of 2018 compared to $30,000 in the first quarter of 2017. Interest expense in Q1 2018 was primarily related to interest on the term loan borrowed for repurchase of our common stock (see “NOTE 5 — Bank Financing Arrangements” for more information). Interest expense in 2017 was primarily related to interest on subordinated convertible notes payable issued in 2012 and reissued in September of 2013 (see “NOTE 4 — Short-Term Related Party Convertible Notes Payable” for more information). Additionally, interest expense in each of the comparable first quarters includes interest on equipment lease financing obligations.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable first quarters, reflecting low average cash balances combined with low average rates of return.

Income Taxes

The Tax Cuts and Jobs Act of 2017, effective on January 1, 2018, eliminates alternative minimum taxes and lowers the U.S. federal corporate income tax from 34% to 21%. On December 31, 2017, we remeasured the net deferred tax assets and posted a one-time reduction of $2.6 million in deferred tax assets to reflect the lower realization rate to be applied commencing in 2018. In the first quarter of 2018, we recorded a deferred tax benefit of $80,000 based on an expectation of at least a breakeven in our full year’s results. Our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at $5,717,000 at March 31, 2018.

 We have determined that utilization of existing net operating losses against future taxable income is not limited by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit our ability to fully utilize the existing net operating loss carryforwards against any future taxable income. We will continue to monitor the likelihood to realize the value of deferred tax assets in the future.

Cash Flows and Contractual Obligations

As reflected in our Statements of Cash Flows, net cash used in operating activities was $389,000 in the first quarter 2018, compared to net cash provided of $241,000 in the comparable period a year ago. We calculate net cash provided by or used in operating activities by decreasing our net loss ($225,000 in the first quarter of 2018) or increasing our net income ($386,000 in the first quarter of 2017) by those expenses that did not require the use of cash. These items consist of stock based compensation expense, depreciation, and deferred tax expense and benefits. These amounts totaled $120,000 and $414,000 in the first quarters of 2018 and 2017, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

Index

In the first quarter of 2018, changes in operating assets and liabilities resulted in a net use of cash of $284,000 primarily from increases in accounts receivable due to higher shipments in March 2018. In the first quarter of 2017 changes in operating assets and liabilities resulted in a net use of cash of $559,000 and were primarily from increases in accounts receivable due to higher shipments in the middle of the first quarter and increases in inventory levels. The uses of cash were partially offset by increases in accounts payable, driven primarily by increased inventory purchases.

In the first quarters of 2018 and 2017, we invested $164,000 and $84,000, respectively, in manufacturing tooling costs and computer software development costs.

Net cash used in financing activities for the three months ended March 31, 2018 was $752,000, compared to net cash provided of $146,000 in the comparable period a year ago. Financing activities in the first quarter of 2018 consisted primarily of $5.0 million use of cash related to repurchase of company stock, $4.0 million proceeds from a drawdown of our term loan and $275,000 proceeds from the exercise of stock options. Financing activities in the first quarter of 2017 consisted primarily of the proceeds from the exercise of stock options.

Our contractual cash obligations at March 31, 2018 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contractmanufacturers	$2,740,000	$2,740,000	$—	$—	$—
Operating lease	2,024,000	447,000	948,000	629,000	—
Capital leases	45,000	23,000	22,000	—	—
Total contractual obligations	$4,809,000	$3,210,000	$970,000	$629,000	$—

On March 1, 2018, we borrowed $4.0 million under a term loan to help finance a tender offer to purchase and retire 1,250,000 shares of company stock, which was successfully completed on March 9, 2018. We repaid $2.5 million of the term loan in April 2018. The paydowns are made from our cash and the use of revolving lines of credit.

Off-Balance Sheet Arrangements

As of March 31, 2018, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank term loan and credit line facilities. Amounts outstanding under the term loan bear interest at lender's prime rate (minimum of 4.25%) plus 1.75%. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the lender's prime rate (minimum of 4.25%) plus 0.75%, for both the domestic line (up to $2.0 million) and the international line (up to $0.5 million). Accordingly, interest rate increases could increase our interest expense on outstanding term loan and credit line balances. On March 1, 2018, $4.0 million was borrowed under the term loan. Based on a sensitivity analysis during the three months ended March 31, 2018, an increase of 1% in the interest rate would have increased our first quarter borrowing costs by approximately $18,200.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets at the end of the quarter ended March 31, 2018, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the first quarter of 2018 of approximately $46,000 if left unprotected. For the first quarter of 2018, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $4,100. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the last fiscal quarter ended March 31, 2018 and this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Index

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

A significant portion of our revenue comes from a limited number of distributors. In the first quarters of 2018 and 2017, Ingram Micro® and BlueStar together represented approximately 55% and 60%, respectively, of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with any of our significant distributors, we would experience disruption and delays in marketing our products.

We may not be able to collect receivables from customers who experience financial difficulties.

Our accounts receivables are derived primarily from distributors. We perform ongoing credit evaluations of our customers’ financial conditions but generally require no collateral from our customers. Reserves are maintained for potential credit losses, and such losses have historically been within such reserves. However, many of our customers may be thinly capitalized and may be prone to failure in adverse market conditions. Although our collection history has been good, from time to time a customer may not pay us because of financial difficulty, bankruptcy or liquidation. If global financial conditions have an impact on our customers’ ability to pay us in a timely manner, and consequently, we may experience increased difficulty in collecting our accounts receivable, and we may have to increase our reserves in anticipation of increased uncollectible accounts.

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

We depend on alliances and other business relationships with third parties, and a disruption in these relationships would hinder our ability to develop and sell our products.

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

As of May 4, 2018, we had 5,878,980 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of May 4, 2018, we had 2,346,688 shares of common stock subject to outstanding options under our stock option plans, and 148,268 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2017 through May 4, 2018, our common stock price fluctuated between a high of $4.90 and a low of $2.62. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

Date: May 11, 2018	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 11, 2018	/s/ David W. Dunlap
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