Form 10-Q
period 2018-06-30
SOCKET MOBILE, INC.
filed 2018-08-14
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

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

The number of shares of Common Stock ($0.001 par value) outstanding as of August 6, 2018 was 5,883,109 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$4,192,331	$5,805,605	$8,173,386	$11,427,699

Cost of revenues	2,060,284	2,695,943	3,977,070	5,405,342

Gross profit	2,132,047	3,109,662	4,196,316	6,022,357

Operating expenses:
Research and development	917,067	858,772	1,863,813	1,655,380
Sales and marketing	733,839	741,558	1,471,695	1,500,806
General and administrative	625,109	601,294	1,289,813	1,290,098
Total operating expenses	2,276,015	2,201,624	4,625,321	4,446,284

Operating income (loss)	(143,968)	908,038	(429,005)	1,576,073

Interest expense, net	(47,981)	(30,678)	(67,900)	(60,354)

Net income (loss) before income taxes	(191,949)	877,360	(496,905)	1,515,719

Income tax benefit (expense)	53,707	(387,437)	133,634	(639,988)

Net income (loss)	$(138,242)	$489,923	$(363,271)	$875,731

Net income (loss) per share:

Basic	$(0.02)	$0.08	$(0.06)	$0.15
Diluted	$(0.02)	$0.07	$(0.06)	$0.12

Weighted average shares outstanding:

Basic	5,880,296	5,965,479	6,309,816	5,939,304
Diluted	5,880,296	7,785,868	6,309,816	7,764,795

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED BALANCE SHEETS
	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,296,314	$3,379,508
Accounts receivable, net	2,308,223	2,687,325
Inventories, net	2,212,940	2,198,266
Prepaid expenses and other current assets	297,653	385,508
Deferred cost on shipments to distributors	181,181	204,405
Total current assets	6,296,311	8,855,012

Property and equipment:
Machinery and office equipment	2,180,742	2,052,091
Computer equipment	968,184	851,823
	3,148,926	2,903,914
Accumulated depreciation	(2,399,774)	(2,241,010)
Property and equipment, net	749,152	662,904

Goodwill	4,427,000	4,427,000
Other long-term assets	257,355	271,650
Deferred tax assets	5,771,114	5,637,480
Total assets	$17,500,932	$19,854,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,293,016	$1,112,234
Accrued payroll and related expenses	513,948	630,999
Deferred revenue on shipments to distributors	441,258	492,611
Current portion of deferred service revenue	31,477	31,536
Lines of credit	1,535,062	—
Term loan – current portion	547,222	—
Current portion of capital leases and deferred rent	58,270	55,382
Total current liabilities	4,420,253	2,322,762

Long term portion of deferred service revenue	28,567	29,447
Long term portion of capital leases and deferred rent	243,859	271,414
Term loan – long-term portion	452,778	—
Total liabilities	5,145,457	2,623,623

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 5,883,109 shares at June 30, 2018 and 7,011,128 shares at December 31, 2017	5,883	7,011
Additional paid-in capital	60,267,071	64,777,620
Accumulated deficit	(47,917,479)	(47,554,208)
Total stockholders’ equity	12,355,475	17,230,423
Total liabilities and stockholders’ equity	$17,500,932	$19,854,046

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income (loss)	$(363,271)	$875,731
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	230,976	203,086
Depreciation and amortization	197,554	159,105
Changes in deferred taxes	(133,634)	613,989

Changes in operating assets and liabilities:
Accounts receivable	379,102	(223,245)
Inventories	(14,674)	(696,709)
Prepaid expenses and other current assets	87,855	(247,529)
Other assets	435	11,640
Accounts payable and accrued expenses	180,782	(71)
Accrued payroll and related expenses	(117,051)	(26,979)
Net deferred income on shipments to distributors	(28,129)	35,921
Deferred service revenue	(939)	(420)
Change in deferred rent	(10,425)	(2,086)
Net cash provided by operating activities	408,581	702,433

Investing activities
Purchases of equipment	(269,942)	(87,738)
Net cash used in investing activities	(269,942)	(87,738)

Financing activities
Payments on capital leases	(14,242)	(12,961)
Proceeds from borrowings under bank line of credit agreement	5,716,353	—
Repayments of borrowings under bank line of credit agreement	(4,181,291)	—
Proceeds from bank term loan	4,000,000	—
Repayments of bank term loan	(3,000,000)	—
Common stock repurchases and related expenses	(5,021,830)	—
Stock options exercised	279,177	213,671
Net cash (used in) provided by financing activities	(2,221,833)	200,710

Net increase (decrease) in cash and cash equivalents	(2,083,194)	815,405

Cash and cash equivalents at beginning of period	3,379,508	1,319,006
Cash and cash equivalents at end of period	$1,296,314	$2,134,411

Supplemental disclosure of cash flow information
Cash paid for interest	$56,749	$1,857

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. At June 30, 2018 and December 31, 2017, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance on deposit in these accounts may, at times, exceed the federally insured limits. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

On January 1, 2017, the Company adopted ASU No. 2014-09 (now ASC 606 “Revenue from Contracts with Customers”) and implemented a new revenue recognition policy. Instead of deferring 100% of revenue and cost of revenue until products are sold by distributors, under the new policy, we recognized revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history plus knowledge of pending returns outside of the norm. Actual return history is approximately 17% of the channel inventory, primarily from stock rotations. On January 1, 2017, the Company recorded a one-time reduction (debit) to net deferred revenue in the amount of $836,000 less the deferred tax effects of $333,000 for a net improvement in retained deficit of $503,000. At June 30, 2018, the deferred revenue and deferred cost on shipments to distributors were approximately $441,000 and $181,000 respectively, compared to approximately $493,000 and $204,000, respectively, at December 31, 2017.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories at June 30, 2018 and December 31, 2017 were as follows:

	June 30,	December 31,
	2018	2017
Raw materials and sub-assemblies	$3,074,865	$3,016,327
Finished goods	9,670	67,120
Inventory reserves	(871,595	(885,181
Inventories, net	$2,212,940	$2,198,266

NOTE 4 — Short Term Related Party Convertible Notes Payable

The Company’s Subordinated Convertible Notes of $752,625 matured on September 4, 2017. At the option of the note holders, note payable principal and accrued interest totaling $1,216,109 was converted into 972,884 shares of common stock at a conversion rate of $1.25 per share. The conversion reduced current liabilities and increased stockholders’ equity by $1,216,109. These 4-year notes were originally issued on September 4, 2013 to officers and directors of the company and converted into common stock at maturity pursuant to the terms of the notes. Accrued interest was $441,306 at June 30, 2017 and was included in Accounts Payable and Accrued Expenses. Interest expense on these convertible notes for the three and six months ended June 30, 2017 was $29,789 and $58,497, respectively.

NOTE 5 — Bank Financing Arrangements

On January 31, 2018, the Company entered into an Amended and Restated Business Financing Agreement (the “Third Financing Agreement”) with Western Alliance Bank (the “Bank), that provides for a $2.5 million revolving line of credit and a $4.0 million term loan that the Company may use to repurchase shares of common stock. Pursuant to the revolving line of credit, the Company is permitted to borrow up to the lesser of $2.5 million or 80% of eligible accounts receivables. Amounts outstanding under the line of credit bear interest at the “U.S. Prime Rate” published by the Wall Street Journal plus 0.75%. Interest is payable monthly on the line of credit, and the principal is due upon the maturity date of January 31, 2020. Amounts outstanding under the term loan bear interest at the “U.S. Prime Rate” published by the Wall Street Journal plus 1.75%. Following a three-month interest only period, the term loan is payable in 45 equal monthly installments of principal and interest. The loans are secured by all of the Company’s present and future assets, including intellectual property and general intangibles. Termination of the revolving line of credit or term loan prior to its termination date may be subject to early termination fees, subject to certain exceptions. Amounts repaid or prepaid under the term loan may not be reborrowed. At the end of each quarter through the quarter ending December 31, 2018, the Company is required to prepay outstanding term loan principal in an amount equal to 25% of excess cash flow, as set forth in the Third Financing Agreement, for the most recent quarter ended. The Company is also obligated to pay customary fees for a loan facility of this size and type.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

The Third Financing Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock, enter into transactions with affiliates and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with an asset coverage ratio measured monthly, which requirements increase during the term of the Financing Agreement, a fixed charge coverage ratio of no less than 1.75 to 1.0, measured quarterly, and a total funded debt to trailing twelve months EBITDA multiple of not more than 1.75 to 1.0, measured monthly.

The Third Financing Agreement also contains customary events of default including, among others, payment defaults, breaches of covenants, bankruptcy and insolvency events, cross defaults with certain material indebtedness, judgment defaults, and breaches of representations and warranties. Upon an event of default, the Bank may declare all or a portion of the Company’s outstanding obligations payable to be immediately due and payable and exercise other rights and remedies provided for under the Financing Agreement. During the existence of an event of default, interest on the obligations could be increased.

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

On April 12, 2018, the Company advised the Bank that its operating results for the quarter ended March 31, 2018 were not expected to be in compliance with two financial covenants, the first a Fixed Charge Coverage Ratio and the second a Total Funded Debt to EBITDA ratio. The Company reported the non-compliance in its Form 10-Q for the quarter ended March 31, 2018. The Bank verbally agreed to forbear the events of default subject to further modification of the Financing Agreement. The Company subsequently paid down the term loan from $4.0 million at March 31, 2018 to $1.0 million at June 30, 2018. The paydowns were made from its cash and revolving lines of credit.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

On June 4, 2018, the Company entered into an Amended and Restated Business Financing Agreement (the “Fourth Financing Agreement”) with the Bank. In the Fourth Financing Agreement, the Bank recognizes the repayment of the outstanding term loan balance to $1.0 million by June 30, 2018. The remaining balance is repayable in 24 equal monthly installments. The Fixed Charge Coverage Ratio is replaced with a commitment to maintain cash plus available credit at or above the term loan balance. The Total Funded Debt to EBITDA ratio and the excess cash flow application provisions that were designed to accelerate the pay down of the term loan balance are removed. The Bank permanently waived the defaults resulting from March 31, 2018 results when pay down of the term loan balance to $1.0 million by June 30, 2018 was achieved. In the Fourth Financing Agreement, the Company is required to maintain compliance with the Asset Coverage Ratio measured monthly. The required Asset Coverage Ratio at June 30, 2018 was 1.0 to 1.0.

On July 30, 2018, the Company entered into an Amended and Restated Business Financing Agreement (the “Fifth Financing Agreement”) with the Bank. The Company is required to maintain daily cash plus available credit at or above 90% of the outstanding principal balance of the term loan until the Asset Coverage Ratio is at 1.25 to 1.0. The Asset Coverage Ratio increases to 1.2 to 1.0 on October 1, 2018 and to 1.25 to 1.0 on December 31, 2018.

As of June 30, 2018, the total amount borrowed under the domestic and international lines was $5.716 million and the total repayments was $4.181 million. No amounts were drawn during the six months ended June 30, 2017.

Interest expense on the term loan for three and six months ended June 30, 2018 was $34,924 and $56,730, respectively. Interest expense on the amounts drawn under the Company’s bank credit lines during the three and six months ended June 30, 2018 was $14,397. Accrued interest payable related to the amounts outstanding under the term loan and bank credit facilities at June 30, 2018 was $8,572.

NOTE 6 — Segment Information and Concentrations

Segment Information

The Company operates in the mobile barcode scanning and RFID/NFC data capture market. Mobile scanning typically consists of using mobile devices such as smartphones or tablets, with mobile scanning peripherals for data collection, and third-party vertical applications software. The Company distributes its products in the United States and foreign countries primarily through distributors and resellers. The Company markets its products primarily through application developers whose applications are designed to work with Company’s products. Revenues by geographic area for three and six months ended June 30, 2018 and 2017 were as follows:

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
United States	$3,311,626	$4,666,816	$6,316,596	$9,008,465
Europe	639,640	831,526	1,283,389	1,931,208
Asia and rest of world	241,065	307,263	573,401	488,026
Total revenues	$4,192,331	$5,805,605	$8,173,386	$11,427,699

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three and six-month periods ended June 30, 2018 and 2017 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Ingram Micro Inc.	33%	33%	32%	39%
BlueStar, Inc.	22%	17%	22%	16%
ScanSource, Inc.	10%	26%	10%	20%

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks. To date, the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at June 30, 2018 and December 31, 2017 were as follows:

	June 30,	December 31,
	2018	2017
Ingram Micro Inc.	38%	37%
BlueStar, Inc.	32%	23%
ScanSource, Inc.	*	10%
Ingram Micro Pan Europe GmbH.	*	10%

_____________

* Customer accounted for less than 10% of total accounts receivable balances

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. At June 30, 2018, 27% of the Company’s accounts payable balances was concentrated in the top two suppliers. For the three months ended June 30, 2018, the top two suppliers accounted for 46% of the inventory purchases.

NOTE 7 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of employee stock options, based on the fair value of the awards as of the date that the awards are issued. The fair values of stock options are generally determined using a binomial lattice valuation model that incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period. Total stock-based compensation expense for the three and six months ended June 30, 2018, was $118,843 and $230,976, respectively. Total stock-based compensation expense for the three and six months ended June 30, 2017, was $107,389 and $203,086, respectively. In the three and six months ended June 30, 2018, 259,700 stock options were granted at a weighted average per share fair value estimated at $1.65.

NOTE 8 — Net Income (Loss) Per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$(138,242)	$489,923	$(363,271)	$875,731

Convertible note interest	—	$29,789	—	$58,497

Adjusted diluted net income (loss)	$(138,242)	$519,712	$(363,271)	$934,228

Denominator:
Basic	5,880,296	5,965,479	6,309,816	5,939,304
Effect of dilutive stock options and convertible notes payable	—	1,820,389	—	1,825,491

Diluted	5,880,296	7,785,868	6,309,816	7,764,795

Net income (loss) per share applicable to common stockholders:
Basic	$(0.02)	$0.08	$(0.06)	$0.15
Diluted	$(0.02)	$0.07	$(0.06)	$0.12

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

In the three and six months ended June 30, 2018, 2,359,034 stock options were excluded in the calculation of diluted net loss per share because their effect would be anti-dilutive.

NOTE 9 — Income Taxes

The Tax Cuts and Jobs Act of 2017, effective on January 1, 2018, eliminates alternative minimum taxes and lowers the U.S. federal corporate income tax from 34% to 21%. In the three and six months ended June 30, 2018, the Company recorded deferred tax benefits of $53,707 and $133,634, respectively, based on an expectation of at least a breakeven in its full year’s results. In the same periods one year ago, the Company recorded income tax expenses of $387,437 and $639,988, respectively. Income tax expense is offset for income tax purposes by Federal and State net operating loss carryovers.

NOTE 10 — Commitments and Contingencies

Operating Lease

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. The lease agreement expires on June 30, 2022. Monthly base rent increases four percent per year annually on July 1st of each year. Rental expense was $109,851 and $219,918 for the three and six-month periods ended June 30, 2018, respectively. Rental expense was $109,237 and $218,036 for the three and six-month periods ended June 30, 2017, respectively. The Company recorded a deferred rent obligation in accrued liabilities in the amount of $263,962 and $274,388 at June 30, 2018 and December 31, 2017, respectively.

Future minimum lease payments under the operating lease at June 30, 2018 are as shown below:

Annual minimum payments:	Amount
2018 (July 1, 2018 to December 31, 2018)	$225,516
2019	460,053
2020	478,455
2021	497,594
2022 (through June 30, 2022)	253,675
Total minimum payments	$1,915,293

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

Capital Lease Obligations

The Company leases certain of its equipment under capital leases. These leases are collateralized by their underlying assets. At June 30, 2018 and December 31, 2017, equipment with a cost of $100,584 was subject to such financing arrangements. The accumulated depreciation of the assets associated with the capital leases as of June 30, 2018 and December 31, 2017, amounted to $65,493 and $51,400 respectively.

Future minimum payments under capital lease and equipment financing arrangements as of June 30, 2018, are as follows:

Annual minimum payments:	Amount
2018 (July 1, 2018 to December 31, 2018)	$12,015
2019	17,892
2020	9,164
Total minimum payments	39,071
Less amount representing interest	(904)
Present value of net minimum payments	38,167
Short term portion of capital leases	(20,071)
Long term portion of capital leases	$18,096

Purchase Commitments

As of June 30, 2018, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $3,215,000.

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

Recently Issued Financial Accounting Standards

In June 2018, the FASB issued ASU 2018-07 Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018 and is not expected to have a significant impact on the Company’s financial statements.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

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

NOTE 11 — Subsequent Events

On July 30, 2018, the Company entered into an Amended and Restated Business Financing Agreement (the “Fifth Financing Agreement”) with the Bank. The Company is required to maintain daily cash plus available credit at or above 90% of the outstanding principal balance of the term loan until the Asset Coverage Ratio is at 1.25 to 1.0. The Asset Coverage Ratio increases to 1.2 to 1.0 on October 1, 2018 and to 1.25 to 1.0 on December 31, 2018.

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

We design our own products and subcontract the manufacturing of product components to independent third-party contract manufacturers who are located in the U.S., Mexico, Singapore, Malaysia, Indonesia and Taiwan and who have the equipment, know-how and capacity to manufacture products to our specifications. Final products are assembled, tested, packaged, and distributed at and from our Newark, California facility. We offer the products worldwide through two-tier distribution enabling customers to purchase from a large number of on-line resellers around the world including some application developers. The geographic regions that we serve include the Americas, Europe, Asia Pacific and Africa.

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

Index

Contactless RFID/NFC Reader/Writer

Our Contactless RFID/NFC Reader/Writer version of durable handheld scanner, D600, can read and write many different types of electronic SmartTags. SmartTags are used in many applications today, like digital wallet applications for loyalty cards, identification cards, payment cards, coupons, event tickets and others which leverage the exchange of electronic “tokens”. We are working with our registered application developers to encourage them to include Near Field Communications capabilities in their mobile applications. We are an early entrant into this market and do not face significant head to head competition from alternative reader/writer devices.

Software Developer Kit (Capture SDK)

Our Software Developer Kit (Capture SDK) supports all of our data capture devices (both barcode reader and RFID/NFC Reader/Writer) with a single installation, making it easy for registered third-party application developers to integrate our data capture capabilities into their application centric solution while giving the customers the ability to select the products that work best for them. Our Capture SDK enables the developers to modify the placement of the captured data in their application and control the feedback to the users that the transaction and transmission was successfully completed. The Capture SDK also enables the built-in camera in a customer’s smartphone or tablet to be used for occasional or lower volume data collection requirements. In April 2018, we introduced a new Capture SDK which has been restructured to better support our existing iOS and Android developers by enabling them to develop in their preferred development environments and make it easier and quicker to integrate scanner support. The Capture SDK enables us to support many development environments that corporate developers prefer.

Service

Our products are warranted for one year and we offer SocketCare extended warranty programs for up to five years including repair or replacement due to accidental breakage. We also repair or replace products that are beyond their warranty period.

Revenues

Total revenues for the three and six months ended June 30, 2018 were $4.2 million and $8.2 million, respectively, a decrease of 28% from revenues of $5.8 million and $11.4 million, respectively, in the comparable periods one year ago. Our product revenues and the corresponding decrease and increase in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
Product family:	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)

Cordless scanners and accessories	$4,135	$5,687	(27%)	$8,022	$11,236	(29%)

OEM/Legacy products	5	68	(93%)	52	82	(37%)

Services	52	51	2%	99	110	(10%)

Total	$4,192	$5,806	(28%)	$8,173	$11,428	(28%)

Index

Revenue of our cordless barcode scanners and accessories was $4.14 million or 99% of our overall revenues for the second quarter of 2018, a decrease of 27% or $1.55 million compared to the revenue of $5.69 million for the second quarter of 2017. Revenue for the six months ended June 30, 2018 was $8.0 million, a decrease of 29% or $3.2 million compared to the revenue of $11.2 million in the same period a year ago. Lower revenue for the three and six-month periods ended June 30, 2018 is primarily due to a lack of enterprise deployments during 2018. Revenue in 2017 included large shipments of cordless barcode scanner orders to two customers of $0.7 million and $1.9 million for the three and six-month periods ended June 30, 2017, respectively, whereas shipments in the first half of 2018 were primarily fulfilling smaller unit orders. Lower revenue in 2018 is also due to delays in shipping of our new SocketScan products. At the beginning of the year, we announced our expectation to launch our newest product line, SocketScan series in mid-Q1 but the actual shipments commenced in late April due to some technical issues. With the delivery of our new products, our developers have started their qualification of the new products, which may take several months to evaluate and recommend our new products.

Service comprised 1% of revenue for the three and six-month periods ended June 30, 2018 and 2017. Our SocketCare service contracts are purchased by our customers in conjunction with the purchase of cordless barcode scanners. Due to the robustness and lower cost of the data capture products, service revenue continues to be a small portion of the total revenue.

Gross Margins

Our gross margins on sales for the three and six-month periods ended June 30, 2018 were 50.9% and 51.3%, respectively, compared to 53.6% and 52.7%, respectively, for the corresponding periods a year ago. The lower margins in 2018 reflected absorption of fixed manufacturing costs over a smaller number of units sold. Q2 2018 gross margins were also impacted by the higher costs associated with expedited production of the first 1,200 units of the new SocketScan products shipped in April and May.

Research and Development Expense

Research and development expense in the three and six months ended June 30, 2017 were $917,000 and $1,864,000, an increase of 7% and 13% compared to expenses of $859,000 and $1,656,000 in the corresponding periods a year ago. Increase in the level of research and development expense was primarily due to higher personnel costs reflecting headcount additions to facilitate product development and meet more complex requirements of today’s products. We expect research and development expense to remain flat for the remainder of the year.

Sales and Marketing Expense

Sales and marketing expense in the three and six months ended June 30, 2018 were $734,000 and $1,472,000, a decrease of 1% and 2% compared to the expense of $742,000 and $1,501,000 in the corresponding periods a year ago. Sales and marketing expense for the second half of 2018 is expected to remain flat.

Index

General and Administrative Expense

General and administrative expense in the second quarter of 2018 was $625,000, an increase of 4% compared to expense of $601,000 in Q2 2017. Expense in the six-month period of both 2018 and 2017 was at the same level, $1.29 million. General and administrative expense is expected to decline slightly for the balance of 2018.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, in the three and six months ended June 30, 2018 was $47,981 and $67,900, respectively, compared to $30,678 and $60,354, respectively, in the same periods one year ago. Interest expense in 2018 was primarily related to interest on bank term loan and credit line facilities (see “NOTE 5 — Bank Financing Arrangements” for more information). Average outstanding balance of bank term loan and credit lines during the first six months of 2018 was $2.75 million. Interest expense in 2017 was primarily related to interest on subordinated convertible notes payable issued in 2012 and reissued in September of 2013 (see “NOTE 4 — Short-Term Related Party Convertible Notes Payable” for more information). Additionally, interest expense in each of the comparable first quarters includes interest on equipment lease financing obligations.

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

In the three and six months ended June 30, 2018, we recorded deferred tax benefits of $53,707 and $133,634, respectively, based on an expectation of at least a breakeven in our full year’s results. In the same period one year ago, we recorded income tax expenses of $387,437 and $639,988, respectively. Our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at $5,771,000 at June 30, 2018.

We have determined that utilization of existing net operating losses against future taxable income is not limited by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit our ability to fully utilize the existing net operating loss carryforwards against any future taxable income.

Index

Cash Flows and Contractual Obligations

As reflected in our Statements of Cash Flows, net cash provided by operating activities was $409,000 in the first half of 2018, compared to net cash provided by operating activities of $702,000 in the comparable period a year ago. We calculate net cash provided by operating activities by decreasing our net loss ($363,000 in the first half of 2018) or increasing our net income ($876,000 in the first half of 2017) by the expenses, such as stock based compensation expense, depreciation, and deferred tax expense, that did not require the use of cash. These amounts totaled $295,000 and $976,000 in the first half of 2018 and 2017, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In the first half of 2018, changes in operating assets and liabilities resulted in a net source of cash of $477,000 and were primarily from reductions in accounts receivables due to lower overall shipments to our distributors in the first half of 2018, increases in accounts payables due to the timing of vendor payments, and partially offset by the decreases of accrued liabilities. In the first six months of 2017, changes in operating assets and liabilities resulted in a net use of cash of $1,149,000 which was primarily due to the buildup of inventories to accommodate rising sales, increases in accounts receivable driven by the higher shipments in the second half of Q2 2017, prepayments for insurance policies and operating leases, and increases in capitalized software development costs for our new product D600.

In the first half of 2018 and 2017, we invested $270,000 and $88,000, respectively, in manufacturing tooling costs and computer software development costs.

Net cash used in financing activities was $2.2 million in the first half of 2018, compared to net cash provided of $201,000 in the comparable period a year ago. Financing activities in the first half of 2018 consisted primarily of the $5.0 million use of cash related to repurchase of company stock, partially offset by net $1.0 million borrowed on our term loan, net $1.5 million borrowed on our bank lines of credit, and $279,000 proceeds from the exercise of stock options. Financing activities in the first quarter of 2017 consisted primarily of the proceeds from the exercise of stock options.

Our contractual cash obligations at June 30, 2018 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$3,215,000	$3,215,000	$—	$—	$—
Operating lease	1,915,000	451,000	957,000	507,000	—
Capital leases	39,000	21,000	18,000	—	—
Total contractual obligations	$5,169,000	$3,687,000	$975,000	$507,000	$—

Index

Off-Balance Sheet Arrangements

As of June 30, 2018, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank term loan and credit line facilities. Amounts outstanding under the term loan bear interest at lender's prime rate (minimum of 4.25%) plus 1.75%. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the lender's prime rate (minimum of 4.25%) plus 0.75%, for both the domestic line (up to $2.0 million) and the international line (up to $0.5 million). Accordingly, interest rate increases could increase our interest expense on outstanding term loan and credit line balances. Based on a sensitivity analysis during the three months ended June 30, 2018, an increase of 1% in the interest rate would have increased our second quarter borrowing costs by approximately $7,000.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended June 30, 2018, an adverse change of 10% in exchange rates would have resulted in an decrease in our net income for the second quarter of 2018 of approximately $42,600 if left unprotected. For the second quarter of 2018, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $12,700. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

We have been unprofitable in the past two quarters. To maintain ongoing profitability, we must accomplish numerous objectives, including continued growth in our business, ongoing support to registered developers whose applications support the use of our data capture products, and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to maintain ongoing profitability. If we cannot maintain ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

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

We have evaluated and will continue to evaluate our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the design and effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or detect and prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Despite security protections, our business records and information systems could be hacked by unauthorized personnel

We protect our business records and information from access by unauthorized personnel. We maintain adequate segregation of duties in safeguarding our assets and related records and monitor our systems to detect any attempts to bypass our controls and procedures which we evaluate and update from time to time. We are aware that unauthorized efforts to access our business records and information with sophisticated tools could bypass our controls and procedures and we remain alert to that possibility.

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

Our credit agreements with our bank requires us to maintain compliance with an asset coverage ratio measured monthly, which requirements increase during the term of the financing agreement. The agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock, enter into transactions with affiliates and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. The agreement also contains customary events of default including, among others, payment defaults, breaches of covenants, bankruptcy and insolvency events, cross defaults with certain material indebtedness, judgment defaults, and breaches of representations and warranties. Upon an event of default, our bank may declare all or a portion of our outstanding obligations payable to be immediately due and payable and exercise other rights and remedies provided for under the agreement. During the existence of an event of default, interest on the obligations could be increased. The agreement may be terminated by us or by our bank at any time. Upon such termination, our bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at our bank’s discretion and our bank is not obligated to make advances.

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

A significant portion of our revenue comes from a limited number of distributors. In the first half year of 2018 and 2017, Ingram Micro Inc., ScanSource, Inc., and BlueStar, Inc. together represented approximately 64% and 75%, respectively, of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with any of our significant distributors, we would experience disruption and delays in marketing our products.

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

As of August 6, 2018, we had 5,883,109 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of August 6, 2018, we had 2,358,134 shares of common stock subject to outstanding options under our stock option plans, and 132,693 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

Index

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2017 through August 6, 2018, our common stock price fluctuated between a high of $4.90 and a low of $1.86. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.
Registrant

Date: August 14, 2018	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2018	/s/ David W. Dunlap
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