Form 10-Q
period 2018-09-30
SOCKET MOBILE, INC.
filed 2018-11-14
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

The number of shares of Common Stock ($0.001 par value) outstanding as of November 7, 2018 was 5,883,109 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$4,136,593	$5,475,475	$12,309,979	$16,903,173

Cost of revenues	1,959,956	2,429,036	5,937,026	7,834,378

Gross profit	2,176,637	3,046,439	6,372,953	9,068,795

Operating expenses:
Research and development	884,497	873,830	2,748,310	2,529,210
Sales and marketing	738,804	737,276	2,210,499	2,238,081
General and administrative	584,256	659,575	1,874,069	1,949,673
Total operating expenses	2,207,557	2,270,681	6,832,878	6,716,964

Operating income (loss)	(30,920)	775,758	(459,925)	2,351,831

Interest expense, net	(31,919)	(20,892)	(99,819)	(81,246)

Net income (loss) before income taxes	(62,839)	754,866	(559,744)	2,270,585
Income tax benefit (expense)	17,582	(340,765)	151,216	(980,754)

Net income (loss)	$(45,257)	$414,101	$(408,528)	$1,289,831

Net income (loss) per share:

Basic	$(0.01)	$0.07	$(0.07)	$0.21
Diluted	$(0.01)	$0.06	$(0.07)	$0.19

Weighted average shares outstanding:

Basic	5,883,109	6,261,460	6,166,017	6,047,869
Diluted	5,883,109	7,129,633	6,166,017	6,936,210

See accompanying notes.

Index

SOCKET MOBILE, INC.
CONDENSED BALANCE SHEETS

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,324,230	$3,379,508
Accounts receivable, net	2,531,672	2,687,325
Inventories, net	1,893,213	2,198,266
Prepaid expenses and other current assets	313,850	385,508
Deferred cost on shipments to distributors	195,932	204,405
Total current assets	6,258,897	8,855,012

Property and equipment:
Machinery and office equipment	2,270,135	2,052,091
Computer equipment	976,262	851,823
	3,246,397	2,903,914
Accumulated depreciation	(2,485,206)	(2,241,010)
Property and equipment, net	761,191	662,904

Goodwill	4,427,000	4,427,000
Other long-term assets	246,960	271,650
Deferred tax assets	5,788,695	5,637,480
Total assets	$17,482,743	$19,854,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,207,471	$1,112,234
Accrued payroll and related expenses	528,765	630,999
Deferred revenue on shipments to distributors	479,361	492,611
Current portion of deferred service revenue	31,573	31,536
Lines of credit	1,526,690	—
Term loan – current portion	500,000	—
Current portion of capital leases and deferred rent	58,110	55,382
Total current liabilities	4,331,970	2,322,762

Long-term portion of deferred service revenue	27,490	29,447
Long-term portion of capital leases and deferred rent	224,034	271,414
Term loan – long-term portion	458,333	—
Total liabilities	5,041,827	2,623,623

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 5,883,109 shares at September 30, 2018 and 7,011,128 shares at December 31, 2017	5,883	7,011
Additional paid-in capital	60,397,769	64,777,620
Accumulated deficit	(47,962,736)	(47,554,208)
Total stockholders’ equity	12,440,916	17,230,423
Total liabilities and stockholders’ equity	$17,482,743	$19,854,046

See accompanying notes.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income (loss)	$(408,528)	$1,289,831
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	361,674	315,237
Depreciation and amortization	314,770	236,059
Change in deferred taxes	(151,215)	926,464

Changes in operating assets and liabilities:
Accounts receivable	155,653	(547,020)
Inventories	305,053	(708,850)
Prepaid expenses and other current assets	71,658	(186,482)
Other assets	435	12,881
Accounts payable and accrued expenses	91,850	(9,478)
Accrued payroll and related expenses	(102,234)	2,997
Net deferred income on shipments to distributors	(4,777)	109,011
Customer deposit	—	56,700
Deferred service revenue	(1,920)	(8,749)
Change in deferred rent	(19,976)	(7,299)
Net cash provided by operating activities	612,443	1,481,302

Investing activities
Purchases of equipment	(388,802)	(196,190)
Net cash used in investing activities	(388,802)	(196,190)

Financing activities
Payments on capital leases	(21,289)	(19,921)
Proceeds from borrowings under bank line of credit agreement	9,416,353	—
Repayments of borrowings under bank line of credit agreement	(7,889,663)	—
Proceeds from bank term loan	4,000,000	—
Repayments of bank term loan	(3,041,667)	—
Common stock repurchases and related expenses	(5,021,830)	—
Stock options exercised	279,177	282,826
Net cash (used in) provided by financing activities	(2,278,919)	262,905

Net change in cash and cash equivalents	(2,055,278)	1,548,017

Cash and cash equivalents at beginning of period	3,379,508	1,319,006
Cash and cash equivalents at end of period	$1,324,230	$2,867,023

Supplemental disclosure of cash flow information
Cash paid for interest	$86,754	$2,339
Supplemental disclosure of non-cash investing and financing activities
Conversion of notes payable and accrued interest into common stock	$—	$1,216,109

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. At September 30, 2018 and December 31, 2017, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance on deposit in these accounts may, at times, exceed the federally insured limits. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

The Company adopted the new revenue recognition policy (ASC 606 “Revenue from Contracts with Customers”) effective January 1, 2017. Instead of deferring 100% of revenue and cost of revenue until products are sold by distributors, the new policy recognizes revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history plus knowledge of pending returns outside of the norm. Actual return history is approximately 18% of the channel inventory, primarily from stock rotations. On January 1, 2017, the Company recorded a one-time reduction (debit) to net deferred revenue in the amount of $836,000 less the deferred tax effects of $333,000 for a net improvement in retained deficit of $503,000. At September 30, 2018, the deferred revenue and deferred cost on shipments to distributors were approximately $479,000 and $196,000 respectively, compared to approximately $493,000 and $204,000, respectively, at December 31, 2017.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Recently Issued Financial Accounting Standards

In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 apply to all entities that are required GAAP, to make disclosures about recurring or nonrecurring fair value measurements. ASU 2018-13 removes, modifies, and adds certain disclosure requirements in ASC 820, Fair Value Measurement. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2018-13 on its condensed financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other-Internal-Use Software (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2018-15 on its condensed financial statements.

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

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories at September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
	2018	2017
Raw materials and sub-assemblies	$2,705,323	$3,016,327
Finished goods	58,635	67,120
Inventory reserves	(870,745)	(885,181)
Inventories, net	$1,893,213	$2,198,266

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

Interest expense on these convertible notes for the three and nine months ended September 30, 2017 was $22,179 and $80,676, respectively.

NOTE 5 — Bank Financing Arrangements

Third Financing Agreement

On January 31, 2018, the Company entered into an Amended and Restated Business Financing Agreement (the “Third Financing Agreement”) with Western Alliance Bank (the “Bank), that provides for a $2.5 million revolving line of credit and a $4.0 million term loan that the Company may use to repurchase shares of common stock. Pursuant to the revolving line of credit, the Company is permitted to borrow up to the lesser of $2.5 million or 80% of eligible accounts receivables. Amounts outstanding under the line of credit bear interest at the “U.S. Prime Rate” published by the Wall Street Journal plus 0.75%. Interest is payable monthly on the line of credit, and the principal is due upon the maturity date of January 31, 2020. Amounts outstanding under the term loan bear interest at the “U.S. Prime Rate” published by the Wall Street Journal plus 1.75%. Following a three-month interest only period, the term loan is payable in 45 equal monthly installments of principal and interest (see “Forth Financing Agreement” and “Fifth Financing Agreement” for subsequent changes affecting the term loan and financial covenants). The loans are secured by all of the Company’s present and future assets, including intellectual property and general intangibles. Termination of the revolving line of credit or term loan prior to its termination date may be subject to early termination fees, subject to certain exceptions. Amounts repaid or prepaid under the term loan may not be reborrowed. At the end of each quarter through the quarter ending December 31, 2018, the Company is required to prepay outstanding term loan principal in an amount equal to 25% of excess cash flow, as set forth in the Third Financing Agreement, for the most recent quarter ended. The Company is also obligated to pay customary fees for a loan facility of this size and type.

The Third Financing Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock, enter into transactions with affiliates and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with an asset coverage ratio (unrestricted cash maintained with the Bank plus Eligible Receivables, divided by the total amount of the Obligations) measured monthly, which requirements increase during the term of the Financing Agreement, a fixed charge coverage ratio of no less than 1.75 to 1.0, measured quarterly, and a total funded debt to trailing twelve months EBITDA multiple of not more than 1.75 to 1.0, measured monthly.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

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

Fourth Financing Agreement

On June 4, 2018, the Company entered into an Amended and Restated Business Financing Agreement (the “Fourth Financing Agreement”) with the Bank. In the Fourth Financing Agreement, the Bank recognizes the repayment of the outstanding term loan balance to $1.0 million by June 30, 2018. The remaining balance is repayable in 24 equal monthly installments. The Fixed Charge Coverage Ratio is replaced with a commitment to maintain cash plus available credit at or above the term loan balance. The Total Funded Debt to EBITDA ratio and the excess cash flow application provisions that were designed to accelerate the pay down of the term loan balance are removed. The Bank permanently waived the defaults resulting from March 31, 2018 results when paydown of the term loan balance to $1.0 million by June 30, 2018 was achieved. In the Fourth Financing Agreement, the Company is required to maintain compliance with the Asset Coverage Ratio measured monthly.

Fifth Financing Agreement

On July 30, 2018, the Company entered into an Amended and Restated Business Financing Agreement (the “Fifth Financing Agreement”) with the Bank. The Company is required to maintain daily cash plus available credit at or above 90% of the outstanding principal balance of the term loan until the Asset Coverage Ratio is at 1.25 to 1.0. The minimum Asset Coverage Ratio increased to 1.2 to 1.0 on October 1, 2018. From December 31, 2018 onwards, the ratio will increase to 1.25 to 1.0.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

The Company was in complete compliance with all the required covenants during Q3 2018. On September 30, 2018, the sum of Company’s unrestricted cash on deposit with the Bank plus availability was $1.62 million, $0.76 million more than 90% of the outstanding principal balance of the term loan, or $0.86 million, and the Asset Coverage Ratio was 1.48 to 1.0.

During the nine months ended September 30, 2018, the total amount borrowed under the term loan was $4.0 million and total repayments was $3.04 million. Total amount borrowed under the domestic and international lines was $9.416 million and the total repayments was $7.89 million. Amounts outstanding under the term loan and bank credit facilities at September 30, 2018 are as follows:

September 30, 2018
Term loan	958,333
Less: current-portion of term loan	(500,000)
Long-term portion of term loan	$458,333

September 30, 2018
Lines of credit -domestic line	1,233,584
Lines of credit -EXIM line	293,106
Total lines of credit	$1,526,690

Interest expense on the term loan for three and nine months ended September 30, 2018 was $19,459 and $76,188, respectively. Interest expense on the amounts drawn under the Company’s bank credit lines during the three and nine months ended September 30, 2018 was $12,483 and $26,880, respectively. Accrued interest payable related to the amounts outstanding under the term loan and bank credit facilities at September 30, 2018 was $9,244.

NOTE 6 — Segment Information and Concentrations

Segment Information

The Company operates in the mobile data capture market. Mobile data capture typically consists of mobile devices such as smartphones or tablets, with the Company’s mobile scanning and RFID/NFC peripherals for data collection, and third-party vertical applications software. The Company distributes its products in the United States and foreign countries primarily through distributors and resellers. The Company markets its products primarily through application developers whose applications are designed to work with Company’s products. Revenues for the geographic areas for three and nine-month periods ended September 30, 2018 and 2017 were as follows:

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
United States	$3,256,758	$4,430,409	$9,573,354	$13,438,873
Europe	533,414	711,057	1,816,803	2,642,265
Asia and rest of world	346,421	334,009	919,822	822,035
Total revenues	$4,136,593	$5,475,475	$12,309,979	$16,903,173

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues in the three and nine-month periods ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Ingram Micro Inc.	30%	40%	32%	39%
BlueStar, Inc.	25%	20%	23%	17%
ScanSource, Inc.	11%	10%	10%	17%

_____________

* Customer accounted for less than 10% of total revenues for the period

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks. To date, the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s net accounts receivable balances at September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
	2018	2017
Ingram Micro Inc.	40%	37%
BlueStar, Inc.	26%	23%
ScanSource, Inc.	*	10%
Ingram Micro Pan Europe GmbH.	*	10%

_____________

* Customer accounted for less than 10% of total accounts receivable balances

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. At September 30, 2018 and December 31, 2017, 32% and 22%, respectively, of the Company’s accounts payable balances were concentrated with two suppliers. During the nine-month periods ended September 30, 2018 and 2017, the top two suppliers accounted for 49% and 53%, respectively, of the inventory purchases.

NOTE 7 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of employee stock options, based on the fair value of the awards as of the date that the awards are issued. The fair values of stock options are generally determined using a binomial lattice valuation model that incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period. Total stock-based compensation expense for the three and nine months ended September 30, 2018, was $130,698 and $361,674, respectively. Total stock-based compensation expense for the three and nine months ended September 30, 2017 was $112,151 and $315,237, respectively. No stock options were granted in Q3 2018. During the nine months ended September 30, 2018, 259,700 stock options were granted at an estimated weighted average per share fair value of $1.65.

NOTE 8 — Net Income (Loss) per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$(45,257)	$414,101	$(408,528)	$1,289,831

Denominator:
Weighted average common shares outstanding used in computing net income (loss) per share:
Basic	5,883,109	6,261,460	6,166,017	6,047,869
Effect of dilutive stock options	—	868,173	—	888,341
Diluted	5,883,109	7,129,633	6,166,017	6,936,210

Net income (loss) per share applicable to common stockholders:
Basic	$(0.01)	$0.07	$(0.07)	$0.21
Diluted	$(0.01)	$0.06	$(0.07)	$0.19

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

In the three and nine months ended September 30, 2018, 2,358,059 stock options were excluded in the calculation of diluted net loss per share because their effect would be anti-dilutive.

NOTE 9 — Taxes

The Tax Cuts and Jobs Act of 2017, effective on January 1, 2018, eliminates alternative minimum taxes and lowers the U.S. federal corporate income tax from 34% to 21%. Net loss in the three and nine months ended September 30, 2018 resulted in a setup of additional deferred tax assets with a 20- year expiration. Net operating loss carryforwards do not begin expiring until the end of 2023 if not used. The Company expects a return to profitable operating results and full utilization of the NOL benefits. In the three and nine months ended September 30, 2018, the Company recorded deferred tax benefits of $17,582 and $151,216, respectively. In the same periods one year ago, the Company recorded income tax expenses of $340,765 and $980,754, respectively.

NOTE 10 — Commitments and Contingencies

Operating Lease

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. The lease agreement expires on June 30, 2022. Monthly base rent increases four percent annually on July 1st of each year. Rental expense was $109,285 and $329,203 for the three and nine-month periods ended September 30, 2018, respectively. Rental expense was $108,473 and $326,509 for the three and nine-month periods ended September 30, 2017, respectively. The Company’s accrued liabilities include a deferred rent obligation in the amount of $254,412 and $274,388 at September 30, 2018 and December 31, 2017, respectively.

Future minimum lease payments under the operating lease at September 30, 2018 are shown below:

Annual minimum payments:	Amount
2018 (October 1, 2018 to December 31, 2018)	$112,758
2019	460,053
2020	478,455
2021	497,594
2022 (through June 30, 2022)	253,675
Total minimum payments	$1,802,535

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Capital Lease Obligations

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At September 30, 2018 and December 31, 2017, property and equipment with a cost of $100,584 was subject to such financing arrangements. The accumulated depreciation of the assets associated with the capital leases as of September 30, 2018 and December 31, 2017, amounted to $72,539 and $51,400 respectively.

Future minimum payments under capital lease and equipment financing arrangements as of September 30, 2018 are as follows:

Annual minimum payments:	Amount
2018 (October 1, 2018 to December 31, 2018)	$4,192
2019	16,838
2020	8,454
Total minimum payments	29,484
Less amount representing interest	(1,752)
Present value of net minimum payments	27,732
Short term portion of capital leases	(15,400)
Long term portion of capital leases	$12,332

Purchase Commitments

As of September 30, 2018, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $5,139,000.

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

Index

The Company

We are a leading producer of data capture products for mobile applications used in Retail, Commercial Services, Industrial & Manufacturing, Transportation & Logistics, and Health Care. Our primary products are cordless data capture devices that connect over Bluetooth and work with applications running on smartphones, tablets and mobile computers using operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®). We focus on serving the needs of software application developers as scanner sales are primarily driven by the deployment of barcode and RFID/NFC enabled mobile applications.

We design our own products and subcontract the manufacturing of product components to independent third-party contract manufacturers who are in the U.S., Mexico, Singapore, China, Malaysia, and Taiwan and who have the equipment, know-how and capacity to manufacture products to our specifications. Final products are assembled, tested, packaged, and distributed at and from our Newark, California facility. We offer the products worldwide through two-tier distribution enabling customers to purchase from a large number of on-line resellers around the world including some application developers. The geographic regions served by the Company include the Americas, Europe, Asia Pacific and Africa.

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

Products

Cordless scanners

We offer a full range of handheld cordless barcode scanners connecting to smartphones, tablets and other computing devices over Bluetooth (“Companion Scanners”). Our 7 Series standard barcode scanners are lightweight and ergonomically designed for easy handling as stand-alone cordless barcode scanners. The 7 Series scanners come in six vivid colors, blue, gray, green, red, white and yellow. In April 2018, we introduced our SocketScan® 700 Series colorful barcode scanners to replace the 7 Series before the end of 2018. The SocketScan® 700 Series come in three models: linear imager (S700), laser (S730) and 2D imager (S740) in five vivid colors: blue, green, red, white and yellow. Our DuraScan® line of durable barcode scanners come in four models: linear imager (D700), laser (D730) and 2D imager (D740 and D750). Using the same ergonomic form factor, these barcode scanners have an IP54 durability rating and improved usability features in industrial colors: Construction Orange, Safety Green and Utility Gray. Our SocketScan® 800 Series cordless barcode scanners in linear imaging (S800) and 2D models (S850) are designed to be attachable, with an easily detachable clip, to smartphones and other mobile devices for more integrated barcode scanning. The 800 Series scanners can also be used in simple handheld mode. Our 800 Series sleeve solution, “DuraCase”, is designed to keep an iPod or smartphone and barcode scanner together and enable both devices to be used and charged simultaneously and easily operated with a single hand. We are a leading supplier of Companion Scanners.

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

Software Developer Kit (Capture SDK)

Our Software Developer Kit (Capture SDK) supports all of our data capture devices (both barcode reader and RFID/NFC Reader/Writer) with a single installation, making it easy for registered third-party application developers to integrate our data capture capabilities into their application centric solution while giving the customers the ability to select the products that work best for them. Our Capture SDK enables the developers to modify the placement of the captured data in their application and control the feedback to the users that the transaction and transmission were successfully completed. It also enables the built-in camera in a customer’s smartphone or tablet to be used for occasional or lower volume data collection requirements. In April 2018, we introduced a new Capture SDK which was restructured to better support our existing iOS and Android developers by enabling the use of commercial developer tools including Xamarin and Java. The new Capture SDK also integrates well with software build environments such as CocoaPods, Maven and NuGet, making it easier and quicker for the corporate developers to build the use of Socket Mobile products into their applications.

Service

Our products are warranted for one year and we offer SocketCare extended warranty programs for up to five years including repair or replacement due to accidental breakage. We also repair or replace products that are beyond their warranty period.

Index

Revenues

Revenue for the third quarter of 2018 was $4.1 million, a decrease of 24 percent compared to revenue of $5.5 million for the same quarter a year ago. For the nine months ended September 30, 2018, revenue was $12.3 million, a decrease of 27 percent compared to revenue of $16.9 million for the same period a year ago. Our product revenues and the corresponding decrease in revenues for the comparable periods are shown in the following table:

(revenues in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
Product family:	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)

Cordless scanners and accessories	$4,083	$5,022	(19%)	$12,105	$16,258	(26%)

OEM/Legacy products	—	385	(100%)	52	467	(89%)

Services	54	68	(21%)	153	178	(14%)

Total	$4,137	$5,475	(24%)	$12,310	$16,903	(27%)

Revenue of our cordless scanners and accessories decreased by 19% or $0.9 million in the third quarter of 2018, compared to the same quarter a year ago. Revenue for the nine months ended September 30, 2018 was $12.1 million, a decrease of 26% or $4.2 million compared to the revenue of $16.3 million in the same period a year ago. In 2018, we experienced lower enterprise deployments. For the nine months ended September 30, 2018, revenue from enterprise deployments was $0.5 million, compared to revenue of $2.22 million for the same period a year ago. Shipments in 2018 were primarily fulfilling smaller unit orders. Delays in shipping of our new SocketScan® products in the first and early second quarter of 2018 and the related product transition also affected our revenue in 2018. At the beginning of the year, we announced our expectation to launch our newest product line, SocketScan® series in mid-Q1 but the actual shipments commenced in late April due to some technical issues. Most of our application partners have completed their evaluations and are in the process of changing guidance to their customers to purchase our newest products. We expect to complete the product transition during Q4 this year.

Service comprised 1% of revenue for the three and nine-month periods ended September 30, 2018 and 2017. Our SocketCare service contracts are purchased by our customers in conjunction with the purchase of cordless barcode scanners. Due to the robustness and lower cost of the data capture products, service revenue continues to be a small portion of the total revenue.

Gross Margins

Our gross margins on sales for the three and nine months ended September 30, 2018 were 52.6% and 51.8%, respectively, down from gross margins of 55.6% and 53.7%, respectively, for the corresponding periods a year ago. The lower margins in 2018 reflected absorption of fixed manufacturing costs over a smaller number of units sold and higher costs associated with expedited production of the new products. Legacy products and services in the third quarter of 2017 contributed to the quarterly margins by 2.0 percent.

Index

Research and Development Expense

Research and development expense in the three and nine months ended September 30, 2018 were $884,497 and $2,748,310, an increase of 1% and 9% compared to expenses of $873,830 and $2,529,210 in the corresponding periods one year ago. Increase in the level of research and development expense was primarily due to higher personnel costs reflecting headcount additions to facilitate product development and meet more complex requirements of today’s products. Research and development expense for the fourth quarter of 2018 is expected to moderately increase.

Sales and Marketing Expense

Sales and marketing expense in Q3 2018 remained flat compared 2017. For the nine months ended September 30, 2018, the expense was $2,210,499, a decrease of 1% compared to $2,238,081 in the corresponding period one year ago. Sales and marketing expense for the fourth quarter of 2018 is expected to moderately increase.

General and Administrative Expense

General and administrative expense in the three and nine months ended September 30, 2018 were $584,256 and $1,874,069, a decrease of 11% and 4% compared to the expenses of $659,575 and $1,949,673 in the same periods one year ago. General and administrative expense is expected to be flat in the fourth quarter of 2018 from the third quarter levels.

Interest Expense, Net of Interest Income

Interest expense and other, net of interest income and other, in the three and nine months ended September 30, 2018 was $31,919 and $99,819, respectively, compared to $20,892 and $81,246, respectively, in the same periods one year ago. Interest expense in 2018 was primarily related to interest on bank term loan and credit line facilities (see “NOTE 5 — Bank Financing Arrangements” for more information). Average outstanding balance of bank term loan and credit lines during the first nine months of 2018 was $2.2 million. Interest expense in 2017 was primarily related to interest on subordinated convertible notes payable issued in 2012 and reissued in September of 2013 (see “NOTE 4 — Short-Term Related Party Convertible Notes Payable” for more information). Additionally, interest expense in each of the comparable periods includes interest on equipment lease financing obligations.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable periods, reflecting low average rates of return.

Index

Income Taxes

The Tax Cuts and Jobs Act of 2017, effective on January 1, 2018, eliminates alternative minimum taxes and lowers the U.S. federal corporate income tax from 34% to 21%. We estimate our Federal and State effective tax rate to be 28 percent. On December 31, 2017, we remeasured the net deferred tax assets and posted a one-time reduction of $2.6 million in deferred tax assets to reflect the lower realization rate to be applied commencing in 2018.

Net loss in the three and nine months ended September 30, 2018 results in a setup of additional deferred tax asset (tax loss carryforwards) with a 20-year expiration. Net operating loss carryforwards do not begin expiring until the end of 2023 if not used. We expect a return to profitable operating results and full utilization of the NOL benefits. In the three and nine months ended September 30, 2018, we recorded deferred tax benefits of $17,582 and $151,216, respectively. In the same periods one year ago, we recorded income tax expenses of $340,765 and $980,754, respectively. Our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at $5,789,000 at September 30, 2018.

We have determined that utilization of existing net operating losses against future taxable income is not limited by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit our ability to fully utilize the existing net operating loss carryforwards against any future taxable income.

Liquidity and Capital Resources

As reflected in our Condensed Statements of Cash Flows, net cash provided by operating activities was $612,443 and $1,481,302 in the first nine months of 2018 and 2017, respectively.

We calculate net cash provided by operating activities by decreasing our net loss ($408,528 in the first nine months of 2018) or increasing our net income ($1,289,831 in the first nine months of 2017) by the expenses and benefits, such as stock-based compensation expense, depreciation, and deferred tax expense and benefits, that did not require the use of or generate cash. These amounts totaled $525,229 and $1,477,760 in the first nine months of 2018 and 2017, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

In the first nine months of 2018, changes in operating assets and liabilities resulted in a net source of cash of $496,000 which resulted from lower inventory levels due to the reduction of component order sizes, a decrease in accounts receivable due to lower overall shipments to our distributors, and an increase in accounts payable due to the timing of vendor payments. The source of cash was partially offset by a decrease of accrued payroll and related expenses. In the first nine months of 2017, changes in operating assets and liabilities resulted in a net use of cash of $1,286,289 which was primarily due to the buildup of inventories to support rising sales and to provide economic order quantity savings on orders, increases in accounts receivable driven by the higher shipment level during the last couple weeks of September, new product D600 software development costs which are expected to be amortized over the life of D600 starting from Q4 2017, and product certification costs which are capitalized and amortized over the shorter of the certification period or the useful life of the product. The uses of cash were partially offset by increases of the inventory levels in our distribution channel and a deposit collected from a customer who placed an order for a legacy product.

Index

In the first nine months of 2018 and 2017, we invested $389,000 and $196,000, respectively, in manufacturing tooling for new products, software development and purchases of computer hardware.

Net cash used in financing activities was $2.3 million in the first nine months of 2018, compared to net cash provided of $263,000 in the comparable period a year ago. Financing activities in 2018 consisted primarily of the $5.0 million use of cash related to repurchase of company stock, partially offset by net $958,000 borrowed on our term loan, net $1.53 million borrowed on our bank lines of credit, and $279,000 proceeds from the exercise of stock options. Financing activities in the first nine months of 2017 consisted primarily of the proceeds from the exercise of stock options.

Contractual Obligations

Our contractual cash obligations at September 30, 2018 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$5,139,000	$4,371,000	$768,000	$—	$—
Operating leases	1,802,000	456,000	966,000	380,000	—
Capital leases	30,000	17,000	13,000	—	—
Total contractual obligations	$6,971,000	$4,844,000	$1,747,000	$380,000	$—

Off-Balance Sheet Arrangements

As of September 30, 2018, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Index

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank term loan and credit line facilities. Amounts outstanding under the term loan bear interest at lender's prime rate (minimum of 4.25%) plus 1.75%. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the lender's prime rate (minimum of 4.25%) plus 0.75%, for both the domestic line (up to $2.0 million) and the international line (up to $0.5 million). Accordingly, interest rate increases could increase our interest expense on outstanding term loan and credit line balances. Based on a sensitivity analysis during the three months ended September 30, 2018, an increase of 1% in the interest rate would have increased our second quarter borrowing costs by approximately $4,000.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended September 30, 2018, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the third quarter of 2018 of approximately $33,200 if left unprotected. For the third quarter of 2018, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $1,500. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the last fiscal quarter ended September 30, 2018 and this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

Item 1A. Risk Factors

The risks described in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

We may not maintain ongoing profitability.

We have been unprofitable in the past three quarters. To maintain ongoing profitability, we must accomplish numerous objectives, including continued growth in our business, ongoing support to registered developers whose applications support the use of our data capture products, and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to maintain ongoing profitability. If we cannot maintain ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

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

We have evaluated and will continue to evaluate our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the design and effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or detect and prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Despite security protections, our business records and information system could be hacked by unauthorized personnel

We protect our business records and information from access by unauthorized personnel. We maintain adequate segregation of duties in safeguarding our assets and related records and monitor our systems to detect any attempts to bypass our controls and procedures which we evaluate and update from time to time. We are aware that unauthorized efforts to access our business records and information system with sophisticated tools could bypass our controls and procedures and we remain alert to that possibility.

Global economic conditions may have a negative impact on our business and financial condition in ways that we currently cannot predict and may further limit our ability to raise additional funds.

Global economic conditions may have an impact on our business and our financial condition. We may face significant challenges if global economic growth slows down and conditions in the financial markets worsen. In particular, if these conditions cause our revenues to be materially less than forecast, we may find it necessary to initiate reductions in our expenses and defer product development programs. In addition, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions.

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

The market for our products is prone to rapidly changing technology, evolving industry standards and short product life cycles. If we are unsuccessful at developing and introducing new products and services on a timely basis that include the latest technologies, conform to the newest standards and that are appealing to end users, we will not be able to compete effectively, and our ability to generate significant revenues will be seriously harmed.

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

A significant portion of our revenue comes from a limited number of distributors. In the first nine months of 2018 and 2017, Ingram Micro Inc., BlueStar, Inc. and ScanSource, Inc. together represented approximately 65% and 73%, respectively, of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with any of our significant distributors, we would experience disruption and delays in marketing our products.

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

Index

Our agreements with distributors are generally nonexclusive and may be terminated on short notice by them without cause. Our distributors are not within our control, are not obligated to purchase products from us, and may offer competitive lines of products simultaneously. Sales growth is contingent in part on our ability to enter additional distribution relationships and expand our sales channels. We cannot predict whether we will be successful in establishing new distribution relationships, expanding our sales channels or maintaining our existing relationships. A failure to enter new distribution relationships or to expand our sales channels could adversely impact our ability to grow our sales.

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

We have devoted significant research and development resources to design products to work with a number of operating systems used in mobile devices including Apple (iOS), Google (Android), and Microsoft (Windows). Such design activities have diverted financial and personnel resources from other development projects. These design activities are not undertaken pursuant to any agreement under which Apple, Google or Microsoft is obligated to collaborate or to support the products produced from such collaboration. Consequently, these organizations may terminate their collaborations with us for a variety of reasons, including our failure to meet agreed-upon standards or for reasons beyond our control, such as changing market conditions, increased competition, discontinued product lines, and product obsolescence.

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

Standards for the form and functionality of our products are established by standards committees. These independent committees establish standards, which evolve and change over time, for different categories of our products. We must continue to identify and ensure compliance with evolving industry standards so that our products are interoperable, and we remain competitive. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers. Should any major changes, even if anticipated, occur, we would be required to invest significant time and resources to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we would miss opportunities to sell our products for use with new hardware components from mobile computer manufacturers and OEMs, thus affecting our business.

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

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options adversely affects our net income and earnings per share, will continue to adversely affect future quarters, and will make profitability harder to achieve. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options granted to employees or to grant options to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates and also could increase the cash compensation we would have to pay to them.

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

As of November 7, 2018, we had 5,883,109 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of November 7, 2018, we had 2,374,124 shares of common stock subject to outstanding options under our stock option plans, and 116,703 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2017 through November 7, 2018, our common stock price fluctuated between a high of $4.90 and a low of $1.67. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.
Registrant

Date: November 14, 2018	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2018	/s/ David W. Dunlap
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