Form 10-K
period 2018-12-31
SOCKET MOBILE, INC.
filed 2019-03-28
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of June 30, 2018, the aggregate market value of the registrant’s Common Stock ($0.001 par value) held by non-affiliates of the registrant was $11,322,170 based on the closing sale price as reported on the NASDAQ Marketplace system.

Number of shares of Common Stock ($0.001 par value) outstanding as of March 25, 2019: 5,999,159 shares

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III are incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2019. Such Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 1. Business

The Company and its Products

We are a leading innovator of data capture and delivery solutions for enhanced productivity in workforce mobilization. Our products are incorporated into mobile applications used in point of sale (POS), enterprise mobility (field workers), asset tracking, manufacturing process and quality control, transportation and logistics (goods tracking and movement), event management (ticketing, entry, access control, and identification), medical and education. Our primary products are cordless data capture devices incorporating barcode scanning or RFID/Near Field Communications (NFC) technologies that connect over Bluetooth. All products work with applications running on smartphones, mobile computers and tablets using operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®). We offer an easy-to-use software developer kit (Capture SDK) to application developers to enable them to provide their users with our advanced barcode scanning features. Our products become an ingredient of the application solution. Our products are marketed by the application developers or the resellers of their applications as part of that solution. The number of our registered developers for data capture applications continues to grow.

Durable companion cordless barcode scanners. Our DuraScan® 700 Series Linear Barcode Scanner (D700), Laser Barcode Scanner (D730) and Universal Barcode Scanner (D740, D750, D760, D790), are designed to be durable barcode scanners with IP54-rated outer casing to withstand tougher environments. Universal Barcode Scanners (D740, D750, D760, D790) read all common 1D, stacked, 2D and postal codes. D740 is priced competitively with a 1D barcode scanner, making D740 the affordable 2D option available in the market. D760 includes MRZ (machine readable support zone) support, making it capable of scanning passports, visas, and other travel documents. D790 is designed to read DPM (Direct Part Marking) codes.

Standard companion cordless barcode scanners. In April 2018, we introduced SocketScan® 700 Series barcode scanners to replace the Series 7 scanners which have been discontinued. The SocketScan® 700 Series include 1D linear imaging (S700), 1D laser (S730) and 2D (S740) barcode scanners, available in five vivid colors: blue, green, red, white and yellow. S740 reads all common 1D, stacked, 2D and postal codes.

Attachable cordless barcode scanners. Our SocketScan 800 Series cordless barcode scanners, 1D linear imaging (S800) and 2D (S840, S860) are attachable to smartphones, tablets and other mobile devices with an easily detachable clip or DuraCase, creating a one-handed solution. DuraCase sled enables both devices to be used and charged simultaneously and protects from common drops or bumps. DuraCase models support iPhone 6/7/8, iPhone 6/7/8 Plus, iPod touch, Samsung J3/J5 and Samsung S7. New DuraCase models are introduced from time to time as new mobile phones are released. S860 includes MRZ (machine readable support zone) support, making it capable of scanning passports, visas, and other travel documents in addition to barcodes. SocketScan 800 Series scanners may be used stand-alone as well.

Contactless RFID/NFC reader writer. Our contactless product line includes the D600 Contactless Reader/Writer and the S500 Token Exchange. The D600, an ergonomically handheld model with IP54-rated outer casing, can read and write many different types of electronic SmartTags or transfer data with near field communication. The S500 Token Exchange facilitates tap-and-go NFC user experiences with mobile wallets and consumer engagements, applicable for payment applications, contactless passes, identifications, ticketing and others which leverage the exchange of electronic “tokens”. These tokens can be exchanged via NFC enabled devices. Many smartphones support NFC communications and are expected to enable third party applications to transfer tokens utilizing NFC. The S500 Token Exchange is designed to be stationary on the counter top.

Software Developer Kit (Capture SDK). Our Software Developer Kit (Capture SDK) supports all our data capture devices with a single installation, making it easy for a developer to integrate our data capture capabilities into their application. Installing our data capture software enables their customers to choose any of our products that work best for them. Our Capture SDK enables the developer to modify captured data, control the placement of the barcoded or RFID data in their application, and control the feedback to the user that the transaction and transmission was successfully completed. Our Capture SDK also supports the built-in camera in a customer’s smartphone or tablet to be used for occasional or lower volume data collection requirements. The Capture SDK uses tools integrated with software build environments such as CocoaPods, Maven and NuGet, adds support for high level frameworks such as Xamarin, Cordova and Java, and adds other features to make it easier for developers to integrate our data capture software into their applications.

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

General

Total employee headcount at December 31, 2018 and 2017 was 56. We subcontract the manufacturing of all our product components to independent third-party contract manufacturers located in the United States, Mexico, Taiwan, Singapore, China and Malaysia that have the equipment, know-how and capacity to manufacture products to our specifications. We assemble, test and distribute our products from our facilities in Newark, California. Our products are sold through a worldwide network of distributors and on-line resellers, application developers, and value-added resellers.

We were founded in March 1992 as Socket Communications, Inc. and reincorporated in Delaware in 1995 prior to our initial public offering in June 1995. We have financed our operations since inception primarily from the sale of equity capital or convertible debt, receivables-based revolving lines of credit and in February 2018, a term loan with our bank. We began doing business as Socket Mobile, Inc. in January 2007 to better reflect our market focus on the mobile business market and changed our legal name to Socket Mobile, Inc. in April 2008. Our common stock trades on the NASDAQ Capital Market under the symbol “SCKT”. Our principal executive offices are located at 39700 Eureka Drive, Newark, CA 94560, and our phone number is (510) 933-3000. Our Internet home page is located at http://www.socketmobile.com; however, the information on, or that can be accessed through, our home page is not part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports are available free of charge on or through our internet home page as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Marketing Dynamics

Developer Relationships. We actively support software application developers to integrate our products into their applications through our registered developer program. We provide an easy to use software developer kit (Capture SDK) and training and technical support to our registered developers. We support the marketing activities of our registered developers in promoting the applications that include our products. Once our data collection products are integrated into a developer’s application, our products become an ingredient of the application solution and part of the developer’s marketing program for that application. We provide regular Capture SDK updates including updates that support the latest operating system updates provided by Apple, Google and Microsoft. We spend extensive engineering time and resources to ensure that our cordless data capture products are compatible with a wide variety of the most popular smartphones, tablets and mobile computers running a variety of operating systems. We comply with the standards set by the standard-setting bodies whose technologies are used in our products such as Bluetooth SIG and NFC Forum.

Mobile Markets. Our revenues in 2018 and 2017 were primarily driven by sales of barcode scanners integrated into retail point of sale applications for use with Apple tablets and other mobile devices. Many point of sale application providers were funded by venture capital organizations to develop software for smaller retailers using tablets as cash registers. Small retailers are an underserved market for point of sale applications, enabling development and growth. Other mobile markets being addressed by registered developers include commercial services (field workers), asset tracking, manufacturing process and quality control, transportation and logistics (goods tracking and movement), event management (ticketing, entry, access control, and identification), medical and education. We expect these markets to increase the availability and use of mobile applications and the demand for mobile barcode scanners.

Expanded and improved product offerings. We offer a wide range of products that enable application developers and their customers to design their mobile systems to meet their specific requirements, and we encourage our distributors to support the full range of our products. The goal is for customers to view Socket Mobile as a primary source for their mobile data capture needs. Our products include stand-alone barcode scanners in both durable and standard cases, attachable barcode scanners and RFID/NFC reader and reader/writer. We provide a software developer kit to registered developers to enable our advanced data capture software to be easily integrated into developer applications. See “Item 1 Business. The Company and its Products” for a more detailed description of our products.

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

Worldwide product availability. We distribute our products through a worldwide distribution network that places products into geographic regions to shorten purchasing times and provides a credit shield to us. Our largest distributors are Ingram Micro®, ScanSource® and Blue Star. They support a worldwide network of on-line resellers including Amazon.com, CDW®, Barcodes, Inc and our own online store.

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

Cordless Barcode Scanning. We offer a full range of handheld cordless barcode scanners connecting to smartphones, tablets and other computing devices over Bluetooth. Our Software Developer Kit (Capture SDK) enables registered third-party application developers to integrate the features of our Data Capture software into their applications and helps differentiate our products. Our Cordless Barcode Scanners face competition from similar products from Koamtec, Code Corporation and Opticon (Japan). Barcodes may also be scanned using the built-in camera in smartphones or tablets with applications from Scandit or Manatee Works. However, scanning using the built-in camera is typically slower and harder to aim, especially as the camera pixel count gets larger. Users may choose a barcode scanner that connects directly to an Apple tablet, iPhone or computer such as offered by Infinite Peripherals and Honeywell. Users also may choose more rugged barcode scanners as an alternative, some of which are integrated into computing devices from manufacturers such as Datalogic, Honeywell®, and Zebra Technologies. Many of these devices are not Apple certified. Many connect to Apple devices over Bluetooth in keyboard emulation mode and do not offer extensive tools for software developers such as our software developer kit (Capture SDK) to integrate features of our sophisticated data collection scanning software into data capture applications.

Contactless RFID/NFC Reader/Writer. Socket Mobile developed and commenced sales in 2017 of a Contactless RFID/NFC Reader/Writer, D600 version of our durable handheld barcode scanner. The D600 can read and write many different types of electronic SmartTags which are used in many applications today, like digital wallet applications for loyalty cards, identification cards, payment cards, coupons and event tickets. We have also introduced a token exchanger S500 to facilitate transfer of electronic tokens. We are an early entrant into this market and do not face significant head to head competition from alternative reader and reader/writer devices.

Proprietary Technology and Intellectual Property

We have been granted 37 U.S. patents and 11 design patents and have other patent applications under review. We have registered trademarks with the U.S. Patent and Trademark Office for the mark “Socket”, our logo, DuraScan, and SocketScan.

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

Personnel

Our future success will depend in significant part upon the continued service of certain of our key technical and senior management personnel, and our continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Our total employee headcount as of December 31, 2018 and 2017 was 56. Our employees are not represented by a union, and we consider our employee relationships to be good. As of December 31, 2018, we had 16 persons in sales, marketing and customer service, 13 persons in development engineering, 8 persons in finance and administration, and 19 persons in operations.

Item 1A. Risk Factors

We may not return to profitability.

To return to profitability, we must accomplish numerous objectives, including continued growth in our business, ongoing support to registered developers whose applications support the use of our data capture products, and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue or manage our expenses sufficiently to maintain ongoing profitability. If we cannot maintain ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

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

We have evaluated and will continue to evaluate our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the design and effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition and access to assets, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

The decision by British voters to exit the European Union (“Brexit”) may negatively impact our financial results and cause realignment of our European and U.K. distribution channels.

Our products sold in Europe are primarily sold online through third party distributors and resellers operating within the European Common Market, some of whom are based in the U.K. and others whom are based outside of the U.K. All distributors within the European Common Market including the U.K. prior to exit may sell our products anywhere within the common market. Our distributors’ customers may purchase our products from any of these distributors. The outcome of Brexit negotiations remain uncertain, but the UK’s exit will likely change the trading relationship between the U.K. and the European Union which could affect the cost of goods imported into and exported from the U.K., could increase currency volatility that could drive a weaker British pound which could cause prices of our products sold in the U.K. to increase or profit margins to decline, may affect the ability of our distributors operating within the U.K. to sell our products into the European Common Market on competitive terms, and may affect the ability of our distributors operating within the European Common Market but outside of the U.K. to sell our products into the U.K. on competitive terms. With a range of outcomes still possible, the impact from Brexit remains uncertain and will depend, in part, on the final outcome of tariff, trade, regulatory and other negotiations.

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

Our credit agreements with our bank requires us to maintain compliance with an asset coverage ratio measured monthly. The agreements contain customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock, enter into transactions with affiliates and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. The agreement also contains customary events of default including, among others, payment defaults, breaches of covenants, bankruptcy and insolvency events, cross defaults with certain material indebtedness, judgment defaults, and breaches of representations and warranties. Upon an event of default, our bank may declare all or a portion of our outstanding obligations payable to be immediately due and payable and exercise other rights and remedies provided for under the agreement. During the existence of an event of default, interest on the obligations could be increased. The agreement may be terminated by us or by our bank at any time. Upon such termination, our bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at our bank’s discretion and our bank is not obligated to make advances.

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

The market for our products is prone to rapidly changing technology, evolving industry standards and short product life cycles. If we are unsuccessful at developing and introducing new products and services on a timely basis that include the latest technologies, conform to the newest standards, and that are appealing to end users, we will not be able to compete effectively, and our ability to generate significant revenues will be seriously harmed.

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

A significant portion of our revenue comes from a limited number of distributors. In 2018 and 2017, Ingram Micro®, ScanSource® and BlueStar together represented approximately 63% and 70%, respectively, of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with any of our significant distributors, we would experience disruption and delays in marketing our products.

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

Our agreements with distributors are generally nonexclusive and may be terminated on short notice by them without cause. Our distributors are not within our control, are not obligated to purchase products from us, and may offer competitive lines of products simultaneously. Sales growth is contingent in part on our ability to enter into additional distribution relationships and expand our sales channels. We cannot predict whether we will be successful in establishing new distribution relationships, expanding our sales channels or maintaining our existing relationships. A failure to enter into new distribution relationships, to expand our sales channels, or to maintain our existing relationships could adversely impact our ability to grow our sales.

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

Our export sales are primarily denominated in Euros for our sales to European distributors and in British pounds for our sales to UK distributors. Accordingly, an increase in the value of the United States dollar relative to Euro or British pound could make our products more expensive and therefore potentially less competitive in European markets. Declines in the value of the Euro or pound relative to the United States dollar may result in foreign currency losses relating to collection of receibables denominated if left unhedged.

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

As of March 25, 2019, we had 5,999,159 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of March 25, 2019, we had 2,459,934 shares of common stock subject to outstanding options under our stock option plans, and 150,167 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2018 through March 25, 2019, our common stock price fluctuated between a high of $4.16 and a low of $1.35. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a 37,100 square foot office facility in Newark, California under a lease expiring in June 2022. This facility houses our headquarters and manufacturing operations and is used by all segments of the Company. We believe that our current facilities are sufficient and adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Company’s common stock is traded on the NASDAQ Marketplace under the symbol “SCKT.”

On March 25, 2019, the closing sales price for our common stock as reported on the NASDAQ Marketplace was $1.96. We had approximately 2,500 beneficial stockholders of record as of March 25, 2019. We have not paid dividends on our common stock, and we currently intend to retain future earnings for use in our business and do not anticipate paying dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Performance Graph

The performance graph shown below shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of Socket Mobile, Inc. under the Securities Act of 1933, as amended, or the Exchange Act. The performance graph below shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from December 31, 2013 through December 31, 2018 comparing the return on the Company's common stock with the Russell 2000 Index and the NASDAQ Computer & Data Processing Index. No dividends have been declared or paid on the common stock during such period. Historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$600
$500
$400
$300
$200
$100
$0
12/13
12/14
12/15
12/16
12/17
12/18
Socket Mobile, Inc.
Russell 2000
NASDAQ Computer & Data Processing

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2018 Russell Investment Group. All rights reserved.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and the notes thereto in Item 8, “Financial Statements and Supplementary Data.”

	Years Ended December 31,
(Amounts in thousands except per share)	2014	2015	2016	2017	2018
Income Statement Data:
Revenues	$17,021	$18,400	$20,788	$21,286	$16,454
Gross profit	$7,413	$8,935	$10,434	$11,390	$8,456
Operating expenses	$6,482	$6,806	$7,871	$8,972	$9,042
Net income (loss) before income taxes	$464	$1,849	$2,432	$2,338	$(715)
Income tax benefit (expense)	$(32)	$(32)	$9,715	$(3,769)	$144
Net income (loss)	$432	$1,817	$12,147	$(1,431)	$(571)
Net income (loss) per share: Basic	$0.09	$0.33	$2.10	$(0.23)	$(0.09)
Diluted	$0.08	$0.30	$1.80	$(0.23)	$(0.09)
Weighted average shares outstanding:
Basic	5,006	5,555	5,793	6,293	6,095
Diluted	5,251	5,975	6,820	6,293	6,095

	At December 31,
	2014	2015	2016	2017	2018
Balance Sheet Data:
Cash and cash equivalents	$633	$938	$1,319	$3,380	$1,085
Total assets	$8,370	$9,688	$21,587	$19,854	$17,331

Bank line of credit	$816	$—	$—	$—	$1,317
Term loan	$—	$—	$—	$—	$833
Related party convertible notes payable	$753	$753	$753	$—	$—
Short term notes payable	$600	$500	$—	$—	$—
Capital leases and deferred rent - long term portion	$276	$305	$327	$271	$206

Total stockholders’ equity	$1,029	$3,343	$16,170	$17,230	$12,405

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

We generated $16.5 million in revenue in 2018, a decrease of 23% compared to revenue of $21.3 million in 2017. Net loss before tax in 2018 was $0.7 million compared to net income before tax of $2.34 million in 2017. As of December 31, 2018, we had approximately $1.1 million cash including $1.3 million advanced on our bank lines of credit and $0.8 million term loan, compared to the cash of $3.4 million in 2017 with no outstanding debts. At December 31, 2018, we had additional unused borrowing capacity of approximately $0.2 million on our bank lines of credit. Sources of liquidity include cash on hand, cash generated from operations, and the revolving credit facility.

We reported operating profitability in 2013 through 2017. However, in 2018, we reported a net loss of $0.6 million due to lower revenues caused by a longer than expected transition to the new SocketScan products.

We have taken actions to control our expenses, improve our efficiencies and promote revenue growth. We have the ability to further reduce and/or delay operating expenses as necessary. We believe we will be able to improve our liquidity and secure additional sources of financing by managing our working capital balances, use of our bank lines of credit, and raising additional capital as needed including the issuance of additional equity securities. However, there can be no assurance that additional capital will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our bank lines of credit may be terminated at our or the bank’s discretion. We cannot predict with certainty the ultimate impact on our revenues, operating costs and cash flow from operations. If we cannot return to profitable operating levels, we will not be able to generate cash to support our operations. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of the current operations.

To maintain revenue growth and to return to profitability, we anticipate requirements for cash will include funding of higher receivable and inventory balances, and increased expenses, including an increase of costs relating to new employees to support our growth and increases in salaries, benefits, and related support costs for employees.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our financial statements for the years ended December 31, 2018 and 2017. The application of these policies requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on a combination of historical experience and reasonable judgment applied to other facts. Actual results may differ from these estimates, and such differences may be material to the financial statements. In addition, the use of different assumptions or judgments may result in different estimates. We believe our critical accounting policies that are subject to these estimates are: Revenue Recognition and Accounts Receivable Reserves, Inventory Valuation, Stock Based-Compensation, Income Taxes and Valuation of Goodwill.

Revenue Recognition and Accounts Receivable Reserves

On January 1, 2017, we adopted ASC 606 “Revenue from Contracts with Customers” and implemented a new revenue recognition policy. Previously we deferred 100% of revenue and cost of revenue until products are sold by distributors. Under the new policy, we recognize revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. On January 1, 2017, we recorded a one-time reduction (debit) to net deferred revenue in the amount of $836,000 less the deferred tax effects of $333,000 for a net improvement in retained deficit of $503,000. At December 31, 2018, the deferred revenue and deferred cost on shipments to distributors were approximately $397,000 and $165,000 respectively, compared to approximately $493,000 and $204,000, respectively, at December 31, 2017.

We generally recognize revenues on sales to customers other than distributors upon shipment provided that contract with customer is identified, performance obligations in the contract are satisfied, and the price is determined. Most of our customers other than distributors do not have rights of return except under warranty.

We earn revenue from an extended warranty service program offered on select products. Revenues from the extended warranty service program are recognized ratably over the life of the extended warranty contract. The amount of unrecognized warranty service revenue is classified as deferred service revenue and presented on our balance sheet in its short and long-term components.

We also earn revenue from services performed in connection with consulting and engineering development arrangements. For those contracts that include contract milestones or acceptance criteria we recognize revenue as such milestones are achieved or as such acceptance occurs. In some instances, the acceptance criteria in the contract requires acceptance after all services are complete and all other elements have been delivered, in which case revenue recognition is deferred until those requirements are met.

We estimate the amount of uncollectible receivables at the end of each reporting period based on the aging of the receivable balance, historical trends, and communications with our customers. If actual bad debts are significantly different from our estimates our operating results will be affected.

Inventory Valuation

Our inventories primarily consist of component parts used to assemble our products after we receive orders from our customers. We purchase or have manufactured the component parts required by our engineering bill of materials. The timing and quantity of our purchases are based on order forecasts, the lead time requirements of our vendors, and on economic order quantities. At the end of each reporting period, we compare our inventory on hand to our forecasted requirements for the next nine-month period and reserve the cost of any inventory that is a surplus, less any amounts that we believe we can recover from disposal of goods or that we specifically believe will be saleable past a nine-month horizon. Our sales forecasts are based upon historical trends, communications from customers, and marketing data regarding market trends and dynamics. Surplus or obsolete inventory can also be created by changes to our engineering bill of materials. Charges for the amounts we record as surplus or obsolete inventory are included in cost of revenue.

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

Valuation of Goodwill

Goodwill is tested for impairment at least annually as of September 30th and between annual tests if indicators of potential impairment exist. We have determined that we have one reporting unit for purposes of goodwill testing and we test goodwill for impairment at the reporting unit level. Prior to performing the goodwill impairment test we determine whether any triggering events are present that could cause impairment of goodwill. We then perform a test to assess goodwill for impairment. The test requires a determination of whether the fair value of the reporting unit is less than its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired, otherwise, we would recognize an impairment charge for the amount by which the carrying value exceeds the estimated fair value. Goodwill would not be reduced below zero.

If the carrying value of the reporting unit is zero or negative, no qualitative assessment is required.

We estimate the fair value of our reporting unit utilizing up to three valuation methods: market capitalization, income approach and market approach. Revenue and expense forecasts used in the evaluation of goodwill are based on trends of historical performance and our estimate of future performance. We determined that the fair value of the Company's reporting unit at September 30, 2018, the date of the Company’s annual impairment test, exceeded its carrying value and as a result, goodwill is considered not impaired. Furthermore, we determined there were no indicators of impairment in the subsequent fourth quarter 2018.

Revenues

Revenue for 2018 was $16.5 million, a decrease of 23% compared to revenue of $21.3 million for 2017. Revenue in 2018 was impacted by a longer than expected transition to the new SocketScan products and lack of corporate deployments. We released new SocketScan barcode scanner products in April 2018, about four months behind the original schedule, which impacted the sales throughout 2018 while customers evaluated the new products and reduced their purchases of the old. For most of 2018, we shipped both our old family of products and our new SocketScan series to allow a smooth transition. We discontinued our old products in December 2018.

2018 revenue from customers based in the Americas decreased by 24% and revenue from customers based in Europe decreased by 29% from 2017. Revenue from customers based in Asia Pacific regions increased by 25% from the prior year, primarily reflecting new third-party point of sale applications in Japan.

As of the date of this report, we expect revenue for the first quarter of 2019 to be higher than the fourth quarter of 2018 driven primarily by the sales improvement followed the completion of the transition.

Gross Margins

Annual gross margins on revenue decreased to 51.4% in 2018 from 53.5% in 2017. The lower margins in 2018 reflected absorption of fixed manufacturing costs over a smaller number of units sold.

Research and Development Expense

Research and development expenses in 2018 were $3.6 million, an increase of 5% compared to expense of $3.5 million one year ago. Increase in the level of research and development expenses was due to slightly increased personnel-related costs and equipment costs.

Research and Development expenses as a percentage of revenue were 22% in 2018 compared to 16% in 2017. We believe that a continued commitment to Research and Development activities is essential to maintain or achieve a leadership position for our existing products, to provide innovative new product offerings, and to provide engineering support for key customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant Research and Development investments in the future. The investment percentage is impacted by revenue levels and investing cycles.

Sales and Marketing Expense

Sales and marketing expense in 2018 remained flat compared to 2017. Increase in personnel-related costs in 2018 resulting from headcount additions was offset by lower expenses related to incentive compensation plans resulting from lower levels of achievement on performance plans in 2018.

General and Administrative Expense

General and administrative expense in 2018 was $2.4 million, a decrease of 5% compared to $2.5 million in 2017. Decreases in general and administrative expense were primarily due to lower expenses related to incentive compensation plans resulting from lower levels of achievement on performance plans in 2018.

Interest Expense, net of Interest Income

Interest expense and other, net of interest income and other, was $129,000 in 2018 compared to $79,000 in 2017. Interest expense in 2018 was primarily related to interest on bank term loan and credit line facilities (see “NOTE 3 — Bank Financing Arrangements” for more information). Average total outstanding balance of bank term loan and credit lines during 2018 was $1.94 million. Interest expense in 2017 was primarily related to interest on subordinated convertible notes payable issued in 2012 and reissued in September of 2013 (see “NOTE 2 — Short-Term Related Party Convertible Notes Payable” for more information). Additionally, interest expense in each of the comparable periods includes interest on equipment lease financing obligations.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable periods, reflecting low average rates of return.

Income Taxes

The Tax Cuts and Jobs Act of 2017, effective on January 1, 2018, eliminates alternative minimum taxes and lowers the U.S. federal corporate income tax from 34% to 21%. We estimate our Federal and State effective tax rate to be 20%. On December 31, 2017, we remeasured the net deferred tax assets and recorded a one-time reduction of $2.6 million in deferred tax assets to reflect the lower realization rate to be applied commencing in 2018.

Net loss in 2018 resulted in a setup of additional deferred tax asset (tax loss carryforwards) with a 20-year expiration. Net operating loss carryforwards do not begin expiring until the end of 2023 if not used. We expect a return to profitable operating results and full utilization of the NOL benefits. We recorded income tax benefits of $143,000 for 2018 compared to income tax expense of $3.77 million for 2017. Our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at $5,781,000 at December 31, 2018.

Quarterly Results of Operations

The following table sets forth summary quarterly statements of operations data for each of the quarters in 2017 and 2018. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in our opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended (unaudited)
(amounts in thousands, except per share amounts)	Mar 31, 2017	Jun 30, 2017	Sep 30, 2017	Dec 31, 2017	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018
Summary Quarterly Data:
Revenue	$5,622	$5,806	$5,475	$4,383	$3,981	$4,192	$4,137	$4,144
Cost of revenue	2,709	2,696	2,429	2,062	1,917	2,060	1,960	2,061
Gross profit	2,913	3,110	3,046	2,321	2,064	2,132	2,177	2,083
Operating expenses:
Research and development	797	859	874	944	947	917	884	892
Sales and marketing	759	742	737	715	738	734	739	771
General and administrative	689	601	660	596	664	625	584	546
Total operating expenses	2,245	2,202	2,271	2,255	2,349	2,276	2,207	2,209
Interest income (expense) and other, net	(30)	(31)	(21)	2	(20)	(48)	(32)	(29)
Income tax (expense) benefit	(252)	(387)	(340)	(2,789)	80	54	17	(8)
Net income (loss)	$386	$490	$414	$(2,721)	$(225)	$(138)	$(45)	$(163)
Basic net income (loss) per share	$0.07	$0.08	$0.07	$(0.39)	$(0.03)	$(0.02)	$(0.01)	$(0.03)
Fully diluted net income (loss) per share	$0.05	$0.07	$0.06	$(0.39)	$(0.03)	$(0.02)	$(0.01)	$(0.03)

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

Cash Flows and Contractual Obligations

As reflected in our Statements of Cash Flows, net cash provided by operating activities in 2018 was $0.75 million, compared to $2.38 million in 2017. We calculate net cash provided by or used in operating activities by reducing our net loss ($0.6 million in 2018 and $1.4 million in 2017) by the expenses, such as stock-based compensation expense, depreciation, amortization of intangible assets, and deferred tax expense, that did not require the use of cash, and by increasing our net loss by the benefits, such as deferred tax benefits, that did not generate cash. The net amounts were $0.8 million and $4.5 million in 2018 and 2017, respectively. The significantly high non-cash amount in 2017 was related to a one-time reduction in deferred tax assets to reflect a lower deferred tax realization rate resulted from the adoption of the Tax Cuts and Jobs Act of 2017 law.

In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

In 2018, changes in operating assets and liabilities resulted in a net source of cash of $0.54 million which was primarily from an increase in accounts payable due to deferred payments at year end and a reduction in accounts receivable due to lower levels of shipments in the second half of Q4 2018 compared to Q4 2017. The source of cash was partially offset by a decrease of accrued payroll and related expense. In 2017, changes in operating assets and liabilities resulted in a net use of cash of $651,000 which was primarily due to the buildup of inventories to support rising sales and to provide economic order quantity savings on orders. Cash was also used in prepaid expenses and product certification costs which are capitalized and amortized over the shorter of the certification period or the useful life of the product. The uses of cash were partially offset by decreases of the accounts receivable balance and increases of the inventory levels in our distribution channel.

In 2018 and 2017, we used $0.4 million each in investing activities related to expenditures on production tooling for new products and purchases of computer software and hardware. In 2017, we also invested $0.2 million in software development for product Contactless RFID Reader Writer D600 and the investment is amortized over the life of the product started from Q1 2018.

Net cash used in financing activities was $2.6 million in 2018, compared to net cash provided of $0.3 million in 2017. Financing activities in 2018 consisted primarily of the $5.0 million use of cash related to repurchase of company stock, partially offset by net $0.8 million borrowed on our term loan, net $1.3 million borrowed on our bank lines of credit, and $0.3 million proceeds from the exercise of stock options. Financing activities in 2017 consisted primarily of the proceeds from the exercise of stock options.

Our contractual obligations at December 31, 2018 are outlined in the table shown below:

	Payments Due by Period
Contractual Obligations	Total	1 year	2 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$5,922,000	$5,922,000	$—	$—	$—
Operating leases	1,690,000	460,000	976,000	254,000	—
Capital leases	24,000	16,000	8,000	—	—
Total contractual obligations	$7,636,000	$6,398,000	$984,000	$254,000	$—

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Recent Accounting Pronouncements

See Note 1 of "Notes to Financial Statements" of this Annual Report for additional information regarding the status of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank term loan and credit line facilities. Amounts outstanding under the term loan bear interest at lender's prime rate (minimum of 4.25%) plus 1.75%. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the lender's prime rate (minimum of 4.25%) plus 0.75%, for both the domestic line (up to $2.0 million) and the international line (up to $0.5 million). Accordingly, interest rate increases could increase our interest expense on outstanding term loan and credit line balances. Based on a sensitivity analysis during the three months ended December 31, 2018, an increase of 1% in the interest rate would have increased our fourth quarter borrowing costs by approximately $3,600.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended December 31, 2018, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the fourth quarter 2018 of approximately $42,500 if left unprotected. For the fourth quarter of 2018, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $5,800. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

Item 8. Financial Statements and Supplementary Data

The supplementary information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Socket Mobile, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Socket Mobile, Inc. (“the Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2013.

Salt Lake City, UT

March 28, 2019

SOCKET MOBILE, INC.
BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,084,991	$3,379,508
Accounts receivable, net	2,367,177	2,687,325
Inventories, net	2,272,328	2,198,266
Prepaid expenses and other current assets	307,832	385,508
Deferred cost on shipments to distributors	165,024	204,405
Total current assets	6,197,352	8,855,012

Property and equipment:
Machinery and office equipment	2,188,835	2,052,091
Computer equipment	992,531	851,823
	3,181,366	2,903,914
Accumulated depreciation	(2,492,154)	(2,241,010)
Property and equipment, net	689,212	662,904

Goodwill	4,427,000	4,427,000
Other long-term assets	236,565	271,650
Deferred tax assets	5,780,938	5,637,480
Total assets	$17,331,067	$19,854,046

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,533,456	$1,112,234
Accrued payroll and related expenses	512,307	630,999
Deferred revenue on shipments to distributors	396,974	492,611
Short term portion of deferred service revenue	33,644	31,536
Bank lines of credit	1,316,778	—
Term loan – current portion	500,000	—
Short term portion of capital leases and deferred rent	62,917	55,382
Total current liabilities	4,356,076	2,322,762

Long term portion of deferred service revenue	31,291	29,447
Long term portion of capital leases and deferred rent	205,932	271,414
Term loan – long-term portion	333,333	—
Total liabilities	4,926,632	2,623,623

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 5,883,109 shares at December 31, 2018 and 7,011,128 shares at December 31, 2017	5,883	7,011
Additional paid-in capital	60,523,901	64,777,620
Accumulated deficit	(48,125,349)	(47,554,208)
Total stockholders’ equity	12,404,435	17,230,423
Total liabilities and stockholders’ equity	$17,331,067	$19,854,046

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017

Revenues	$16,454,426	$21,285,800

Cost of revenues	7,998,018	9,895,791

Gross profit	8,456,408	11,390,009

Operating expenses:
Research and development	3,640,296	3,473,610
Sales and marketing	2,981,902	2,952,898
General and administrative	2,420,198	2,545,786
Total operating expenses	9,042,396	8,972,294

Operating income (loss)	(585,988)	2,417,715

Interest expense and other, net	(128,612)	(79,443)

Net income (loss) before income taxes	(714,600)	2,338,272
Income tax benefit (expense)	143,459	(1,122,189)
Deferred taxes revaluation	—	(2,646,814)
Net (loss)	$(571,141)	$(1,430,731)

Net (loss) per share:
Basic and diluted	$(0.09)	$(0.23)

Weighted average shares outstanding:
Basic and diluted	6,094,709	6,292,898

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2016	5,878,405	$5,878	$62,889,851	$(46,725,797)	$16,169,932
Exercise of stock options	159,839	160	331,563	—	331,723
Conversion of notes payable	972,884	973	1,215,132	—	1,216,105
Stock-based compensation	—	—	426,950	—	426,950
Cost of tender offer	—	—	(85,876)	—	(85,876)
Net effect of deferred revenue adjustment	—	—	—	602,320	602,320
Net loss	—	—	—	(1,430,731)	(1,430,731)
Balance at December 31, 2017	7,011,128	7,011	64,777,620	(47,554,208)	17,230,423
Exercise of stock options	121,981	122	279,055	—	279,177
Stock-based compensation	—	—	487,806	—	487,806
Cost of tender offer	(1,250,000)	(1,250)	(5,020,580)	—	(5,021,830)
Net loss	—	—	—	(571,141)	(571,141)
Balance at December 31, 2018	5,883,109	$5,883	$60,523,901	$(48,125,349)	$12,404,435

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Operating activities
Net loss	$(571,141)	$(1,430,731)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	487,806	426,950
Depreciation and amortization	432,042	313,653
Changes in deferred taxes	(143,459)	3,717,926
Changes in operating assets and liabilities:
Accounts receivable	320,148	179,552
Inventories	(74,062)	(660,827)
Prepaid expenses and other current assets	77,677	(126,044)
Other long-term assets	435	12,169
Accounts payable and accrued expenses	421,222	(91,384)
Accrued payroll and related expenses	(118,692)	(1,932)
Net deferred revenue on shipments to distributors	(56,256)	61,886
Deferred service revenue	3,952	(12,403)
Change in deferred rent	(29,527)	(12,512)
Net cash provided by operating activities	750,145	2,376,303
Investing activities
Purchase of equipment	(423,700)	(412,674)
Capitalized software costs	—	(207,901)
Net cash used in investing activities	(423,700)	(620,575)
Financing activities
Payments on capital leases	(28,420)	(26,945)
Proceeds from borrowings under bank line of credit agreement	13,546,964	—
Repayments of borrowings under bank line of credit agreement	(12,230,186)	—
Proceeds from bank term loan	4,000,000	—
Repayments of bank term loan	(3,166,667)	—
Common stock repurchases and related expenses	(5,021,830)	—
Stock options exercised	279,177	331,719
Net cash provided by (used in) financing activities	(2,620,962)	304,774
Net increase (decrease) in cash and cash equivalents	(2,294,517)	2,060,502
Cash and cash equivalents at beginning of year	3,379,508	1,319,006
Cash and cash equivalents at end of year	$1,084,991	$3,379,508
Supplemental cash flow information
Cash paid for interest	$105,082	$2,759
Cash paid for income taxes	$—	$82,577

Supplemental disclosure of non-cash investing activities
Conversion of notes payable and accrued interest into common stock	$—	$1,216,109

See accompanying notes.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — Organization and Summary of Significant Accounting Policies

Organization and Business

Socket Mobile, Inc. (the “Company”) is a leading producer of data capture products for mobile applications used in Retail, Commercial Services, Industrial & Manufacturing, Transportation & Logistics, and Health Care. The Company produces a family of data capture products that connect over Bluetooth and work with applications running on smartphones, tablets and mobile computers using operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®). The Company focuses on serving the needs of software application developers as the scanner sales are primarily driven by the deployment of barcode and RFID/NFC enabled mobile applications.

The Company designs its own products and subcontracts the manufacturing of product components to independent third-party contract manufacturers who are in the U.S., Mexico, Singapore, China, Malaysia and Taiwan and who have the equipment, know-how and capacity to manufacture products to the Company’s specifications. Final products are assembled, tested, packaged, and distributed at and from its Newark, California facility. The Company offers its products worldwide through two-tier distribution enabling customers to purchase from a large number of on-line resellers around the world including some application developers. The geographic regions served by the Company include the Americas, Europe, Asia Pacific and Africa.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. For the years ended December 31, 2018 and 2017, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance on deposit in these accounts may, at times, exceed the federally insured limits. The Company has never experienced any losses in such accounts.

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

The Company records its forward foreign currency contracts at fair value. At December 31, 2018 and 2017, the Company had no open forward foreign currency contracts.

Foreign Currency

The functional currency for the Company is the U.S. dollar. However, the Company requires European distributors to purchase products in Euros and British pounds and pays the expenses of European employees in Euros and British pounds. The Company hedges a significant portion of the European receivables balance denominated in Euros to reduce the foreign currency risk associates with these assets. In 2018, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $20,000 compared to a net loss of $3,400 in 2017.

Accounts Receivable Allowances

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers. Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible. The following describes activity in the allowance for doubtful accounts for the years ended December 31, 2018 and 2017:

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Year	Balance at Beginning of Year	Charged to Costs and Expenses	Amounts Written Off	Balance at End of Year

2018	$89,058	$—	$—	$89,058
2017	$89,058	$—	$—	$89,058

Inventories

Inventories consist principally of raw materials and sub-assemblies stated at the lower of standard cost, which approximates actual costs (first-in, first-out method), or market. Market is defined as replacement cost, but not in excess of estimated net realizable value or less than estimated net realizable value less a normal margin. At the end of each reporting period, the Company compares its inventory on hand to its forecasted requirements for the next nine-month period and reserves the cost of any inventory that is surplus, less any amounts that the Company believes it can recover from the disposal of goods or that the Company specifically believes will be saleable past a nine- month horizon. The Company’s sales forecasts are based upon historical trends, communications from customers, and marketing data regarding market trends and dynamics. Changes in the amounts recorded for surplus or obsolete inventory are included in cost of revenue. Inventories, net of write-downs, at December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Raw materials and sub-assemblies	$2,785,154	$3,016,327
Finished goods	335,335	67,120
Inventory reserves	(848,161)	(885,181)
Inventory, net	$2,272,328	$2,198,266

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Prepaid insurance	$18,061	$37,496
Product certification costs	74,919	58,755
Prepaid inventory purchases	110,301	114,927
Others	104,551	174,330
Prepaid expenses and other current assets	$307,832	$385,508

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method, over the estimated useful lives of the assets ranging from one to five years. Assets under capital leases are amortized in a manner consistent with the Company’s normal depreciation policy for owned assets, or the remaining lease term as applicable. Depreciation expense in the years ended December 31, 2018 and 2017, was $397,392 and $313,653, respectively.

Goodwill

Goodwill is tested for impairment annually as of September 30th or more frequently when events or circumstances indicate that the carrying value of the Company's single reporting unit more likely than not exceeds its fair value. The Company performed its annual goodwill impairment analysis as of September 30, 2018. The Company used the two-step test as required to assess goodwill for impairment. The first step of the goodwill impairment test consisted of comparing the carrying value of the reporting unit to its fair value. Management estimated the fair value of the Company's reporting unit using various methods and compared the fair value to the carrying amount (net book value) to ascertain if potential goodwill impairment existed. The Company utilized methods that focused on its ability to produce income ("Income Approach") and the Company’s market capitalization ("Market Capitalization Approach"). Key assumptions utilized in the determination of fair value in step one of the test included the following: the Company's market capitalization; revenue and expense forecasts used in the evaluation were based on trends of historical performance and management's estimate of future performance; cash flows utilized in the discounted cash flow analysis were estimated using a weighted average cost of capital determined to be appropriate for the Company. No impairment of goodwill was recorded in the years ended December 31, 2018 and 2017.

Deferred Rent

The Company operates its headquarters under a non-cancelable operating lease. The Company recognizes rent expense under its lease on a straight-line basis measured over the term of the lease. The excess of accumulated rental expense measured on a straight-line basis over actual accumulated rent paid is recorded as a liability on the Company’s balance sheet in its short- and long-term components. Deferred rent at December 31, 2018 and December 31, 2017 was $244,862 and $274,388 respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks. To date, the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at December 31, 2018 and December 31, 2017 were as follows:

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

	December 31,
	2018	2017
Ingram Micro Inc.	41%	37%
Bluestar, Inc.	19%	23%
ScanSource, Inc.	*	10%
Ingram Micro Pan Europe GmbH	*	10%
*Customer accounts for less than 10% of accounts receivable balances

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. At December 31, 2018, 25% of the Company’s accounts payable balances were concentrated with top two suppliers. For the years ended December 31, 2018 and 2017, top two suppliers accounted for 49% and 52%, respectively, of the inventory purchases in each of these years.

Revenue Recognition and Deferred Revenue

On January 1, 2017, the Company adopted ASC 606 “Revenue from Contracts with Customers” and implemented a new revenue recognition policy. Instead of deferring 100% of revenue and cost of revenue until products are sold by distributors, the new policy recognizes revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. On January 1, 2017, the Company recorded a one-time reduction (debit) to net deferred revenue in the amount of $836,000 less the deferred tax effects of $333,000 for a net improvement in retained deficit of $503,000. At December 31, 2018, the deferred revenue and deferred cost on shipments to distributors were approximately $397,000 and $165,000 respectively, compared to approximately $493,000 and $204,000, respectively, at December 31, 2017.

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

The Company also earns revenue from its SocketCare services program which provides for extended warranty and accidental breakage coverage for selected products. Service purchased at the time of product purchase provides for coverage in three-year and five-year terms. The Company additionally offers comprehensive coverage and program term extensions. Revenues from the SocketCare services program are recognized ratably over the life of the extended warranty contract. The amount of unrecognized warranty service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short- and long-term components.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Warranty

The Company’s products typically carry a one-year warranty. The Company reserves for estimated product warranty costs at the time revenue is recognized based upon the Company’s historical warranty experience, and additionally for any known product warranty issues. If actual costs differ from initial estimates, the Company records the difference in the period they are identified. Actual claims are charged against the warranty reserve. The following describes activity in the reserves for product warranty costs for the years ended December 31, 2018 and 2017:

Year	Balance at Beginning of Year	Additional Warranty Reserves	Amounts Charged to Reserves	Balance at End of Year

2018	$78,871	$56,383	$(56,383)	$78,871
2017	$78,871	$53,115	$(53,115)	$78,871

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include salaries and employee benefits, stock-based compensation expense, third party development costs including consultants and outside services, and allocations of overhead and occupancy costs.

Software Development Costs

Costs incurred to develop computer software to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at cost. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the straight-line method over the remaining estimated economic life (a period of three to five years) of the product. Amortization of capitalized software development costs is included in the cost of revenues line on the statements of operations.  If the future revenue of a product is less than anticipated, impairment of the related unamortized development costs could occur, which could impact the Company’s results of operations. Amortization expense on software development costs included in costs of revenues for 2018 and 2017 was $34,650 and $0, respectively. The amount of unamortized capitalized software costs as of December 31, 2018 and 2017 was $173,000 and $208,000, respectively.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Advertising Costs

Advertising costs are charged to sales and marketing as incurred. The Company incurred $75,286 and $61,262, in advertising costs during 2018 and 2017, respectively.

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

Net Loss Per Share

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net loss per share:

	Years Ended December 31,
	2018	2017
Numerator:
Net loss	$(571,141)	$(1,430,731)
Denominator:
Weighted average shares outstanding used in computing net loss per share:
Basic and diluted	6,094,709	6,292,898
Net loss per share applicable to common stockholders:
Basic and diluted	$(0.09)	$(0.23)

Due to the net loss for 2018 and 2017, options to purchase 2,374,124 and 2,247,026 shares, respectively, of the Company’s Common Stock were excluded from the calculation of the diluted earnings per share because they are anti-dilutive. Basic and diluted EPS are the same for 2018 and 2017.

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

The Company operates in the mobile barcode scanning and RFID reader/writer market. Mobile scanning typically consists of mobile devices such as smartphones or tablets, with mobile scanning peripherals for data collection, and third-party vertical applications software. The Company distributes its products in the United States and foreign countries primarily through distributors and resellers. The Company markets its products primarily through application developers whose applications are designed to work with Company’s products.

Revenues for the geographic areas for the years ended December 31, 2018 and 2017 are as follows:

	Years Ended December 31,
Revenues: (in thousands)	2018	2017
United States	$12,562	$16,621
Europe	2,526	3,572
Asia and rest of world	1,366	1,093
	$16,454	$21,286

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of total revenues for the years ended December 31, 2018 and 2017 were as follows:

	Years Ended December 31,
	2018	2017
Ingram Micro Inc.	32%	37%
BlueStar, Inc.	21%	17%
ScanSource, Inc.	10%	16%

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Recently Issued Financial Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. We expect to adopt Topic 842 using the effective date, January 2019, as the date of our initial application of the standard. Consequently, financial information for the comparative periods will not be updated. We expect that our finance and operating lease commitments will be subject to the new standard and recognized as finance and operating lease liabilities and right-of-use assets upon our adoption of Topic 842, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption.

In June 2018, the FASB issued ASU 2018-07 Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. It was effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018 and did not have a significant impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other-Internal-Use Software (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 — Short Term Related Party Convertible Notes Payable

The Company’s Subordinated Convertible Notes of $752,625 matured on September 4, 2017. At the option of the note holders, note payable principal and accrued interest totaling $1,216,109 was converted into 972,884 shares of common stock at a conversion rate of $1.25 per share. The conversion reduced current liabilities and increased stockholders’ equity by $1,216,109. These 4-year notes were originally issued on September 4, 2013 to officers and directors of the company and converted into common stock at maturity pursuant to the terms of the notes. Interest expense on these convertible notes for 2017 was $80,676.

NOTE 3 — Bank Financing Arrangements

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

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

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

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

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

Fifth Financing Agreement

On July 30, 2018, the Company entered into an Amended and Restated Business Financing Agreement (the “Fifth Financing Agreement”) with the Bank. The Company is required to maintain daily cash plus available credit at or above 90% of the outstanding principal balance of the term loan until the Asset Coverage Ratio is at 1.25 to 1.0. The minimum Asset Coverage Ratio increased to 1.2 to 1.0 on October 1, 2018. From December 31, 2018 onwards, the ratio increased to 1.25 to 1.0.

The Company was in complete compliance with all the required covenants during Q3 and Q4 2018. On December 31, 2018, the sum of Company’s unrestricted cash on deposit with the Bank plus availability was $1.24 million, $0.49 million more than 90% of the outstanding principal balance of the term loan, or $0.75 million, and the Asset Coverage Ratio was 1.48 to 1.0.

In 2018, the total amount borrowed under the term loan was $4.0 million and total repayments was $3.17 million. Total amount borrowed under the domestic and international lines was $13.55 million and the total repayments was $12.23 million. Amounts outstanding under the term loan and bank credit facilities at December 31, 2018 are as follows:

December 31, 2018
Term loan	833,333
Less: current-portion of term loan	(500,000)
Long-term portion of term loan	$333,333

December 31, 2018
Lines of credit - domestic line	906,549
Lines of credit - EXIM line	410,229
Total lines of credit	$1,316,778

Total interest expenses on the term loan and on the amounts drawn under the Company’s bank credit lines for 2018 were $94,594 and $37,201, respectively. Accrued interest payable related to the amounts outstanding under the term loan and the bank credit facilities at December 31, 2018 was $13,546. At December 31, 2018, the Company’s unused available line of credit was approximately $0.2 million.

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

Future minimum lease payments under the operating lease at December 31, 2018 are shown below:

Annual minimum payments:	Amount
2019	$460,053
2020	478,455
2021	497,594
2022	253,675
Total minimum payments	$1,689,777

Rental expense under all operating leases for the years ended December 31, 2018 and 2017 was $438,680 and $435,686, respectively. The amount of deferred rent at December 31, 2018 and December 31, 2017 was $244,862 and $274,388, respectively.

Capital Lease Obligations

The Company leases certain of its equipment under capital leases. The leases are collateralized by the underlying assets. At December 31, 2018 and 2017, property and equipment with costs of $100,584, were subject to such financing arrangements. The accumulated depreciation of the assets associated with the capital leases as of December 31, 2018 and December 31, 2017, amounted to $76,546 and $51,400 respectively.

Future minimum payments under capital lease and equipment financing arrangements as of December 31, 2018 are as follows:

Annual minimum payments:	Amount
2019	$16,838
2020	8,454
Total minimum payments	25,292
Less amount representing interest	(1,305)
Present value of net minimum payments	$23,987
Short term portion of capital leases	(15,697)
Long term portion of capital leases	$8,290

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Purchase Commitments

At December 31, 2018, the Company’s non-cancelable purchase commitments for inventory to be used in the ordinary course of business during 2019 were approximately $5,922,000.

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

NOTE 5 — Stock-Based Compensation Plan

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

The Company calculates the value of each stock option grant, estimated on the date of grant, using binomial lattice option pricing model. The weighted-average estimated fair value of stock options granted during 2018 and 2017 was $1.62 and $2.60, respectively, using the following weighted-average assumptions:

	Years Ended December 31,
	2018	2017
Risk-free interest rate (%)	2.96%	2.34%
Dividend yield	—	—
Volatility factor	56.02%	69.62%
Expected option life (years)	6.4	5.9

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

The table below presents the information related to stock option activity for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Total intrinsic value of stock options exercised	$197,130	$333,849
Cash received from stock option exercises	$279,176	$331,719

Changes in stock options for the years ended December 31, 2018 and 2017 are as follows:

		Outstanding Options
	Options Available For Grant	Number of Shares	Weighted Average Price Per Share	Remaining Contractual Term (in years)	Intrinsic Value
Balance at December 31, 2016	95,981	2,161,085	$2.27
Increase in shares authorized	235,136	—
Granted	(275,300)	275,300	$4.13
Exercised	—	(159,839)	$2.08
Canceled	29,520	(29,520)	$2.98
Balance at December 31, 2017	85,337	2,247,026	$2.50
Increase in shares authorized	280,445	—
Granted	(281,300)	281,300	$2.86
Exercised	—	(121,981)	$2.29
Canceled	32,221	(32,221)	$3.61
Balance at December 31, 2018	116,703	2,374,124	$2.54	4.75	$166,266
Exercisable		1,894,933	$2.37	3.75	166,266
Unvested		479,191	$3.19	8.58	—

The 2004 Plan provides for an annual increase in the number of shares authorized under the plan to be added on the first day of each fiscal year equal to the least amount of 400,000 shares, 4% of the outstanding shares on that date, or an amount as determined by the Board of Directors. On January 1, 2018 and 2017, a total of 280,445 and 235,136 additional shares, respectively, became available for grant from the 2004 Plan.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding and exercisable at December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.95 - $1.25	364,874	4.58	$1.04	364,874	$1.04
$1.50 - $1.82	141,855	3.08	$1.73	141,855	$1.73
$1.89 - $2.27	392,509	4.67	$2.13	376,620	$2.13
$2.36 - $2.92	525,742	4.00	$2.63	392,414	$2.62
$2.93 - $3.54	677,769	4.33	$3.05	476,003	$3.08
$3.70 - $4.49	271,375	8.25	$4.12	143,167	$4.05
$0.95 - $4.49	2,374,124	4.75	$2.54	1,894,933	$2.37

Stock-Based Compensation Expense

The stock-based compensation expense included in the Company’s statements of income for the years ended December 31, 2018 and 2017, consisted of the following:

	Years Ended December 31,
Income Statement Classification	2018	2017
Cost of revenues	$81,141	$64,834
Research and development	128,552	104,205
Sales and marketing	126,312	111,087
General and administrative	151,801	146,824
	$487,806	$426,950

As of December 31, 2018, the total remaining unamortized stock-based compensation expense was $906,605 and is expected to be amortized over a weighted average period of 2.41 years.

NOTE 6 — Shares Reserved

Common stock reserved for future issuance was as follows:

	December 31,
	2018	2017
Stock option grants outstanding (see Note 5)	2,374,124	2,247,026
Reserved for future stock option grants (see Note 5)	116,703	85,337
	2,490,827	2,332,363

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7 — Retirement Plan

The Company has a tax-deferred savings plan, the Socket Mobile, Inc. 401(k) Plan (“401(k) Plan”), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. No contributions were made by the Company during the years ended December 31, 2018 and 2017. Administrative expenses relating to the 401(k) Plan are not significant.

NOTE 8 — Income Taxes

The Company recorded income tax benefit of $143,000 for 2018 compared to income tax expense of $3.77 million for 2017. Net loss in 2018 results in a setup of additional deferred tax asset (tax loss carryforwards) with a 20-year expiration. Net operating loss carryforwards do not begin expiring until the end of 2023 if not used. We expect a return to profitable operating results and full utilization of the NOL benefits. The 2017 income tax expense included deferred tax expense of $1.07 million and federal and state alternative minimum tax expense of $51,000.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Tax Act eliminates alternative minimum taxes and lowers the U.S. federal corporate income tax from 34% to 21% effective January 1, 2018. The Company remeasured its net deferred tax assets as of December 31, 2017 at the new enacted tax rate, and accordingly, recorded tax expense of $2.6 million from the write-down of deferred tax assets in 2017.

The components of income taxes for the periods ended December 31, 2018 and 2017 are as follows:

	Years Ended December 31,
	2018	2017
Current:
Federal	$—	$39,274
State	—	11,803
Total Current	—	51,077
Deferred:
Federal	(50,858)	3,758,849
State	(92,601)	(40,923)
Total Deferred	(143,459)	3,717,926
Income tax (benefit) expense	$(143,459)	$3,769,003

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	Years Ended December 31,
	2018	2017
Federal tax at statutory rate	21.00%	34.00%
State income tax rate	6.98%	5.83%
Remeasurement of deferred taxes	—	(155.41%)
Expenses and credits not benefited	(7.90%)	—
Provision for taxes	20.08%	(115.58%)

As of December 31, 2018, the Company did not recognize deferred tax assets relating to an excess tax benefit for stock-based compensation deduction of $2,523,000. Unrecognized deferred tax benefits will be accounted for as a credit to additional paid-in capital when realized through a reduction in income taxes payable.

Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. At December 31, 2018, the Company released valuation allowance against substantially all deferred tax assets. Significant components of net deferred tax assets are as follows:

	December 31,
Deferred tax assets:	2018	2017
Net operating loss carryforwards	$4,849,000	$4,777,000
Credits	942,000	806,000
Capitalized research and development costs	—	—
Other acquired intangibles	6,000	17,000
Accruals not currently deductible	648,000	677,000
Depreciation	75,000	44,000
Total deferred tax assets	6,520,000	6,321,000
Valuation allowance for deferred tax assets	(569,000)	(506,000)
Net deferred tax assets	5,951,000	5,815,000
Deferred tax liability:
Acquired intangibles	(170,000)	(178,000)
Net deferred tax assets	$5,781,000	$5,637,000

As of December 31, 2018, the Company had net operating loss carryforwards for federal income tax purposes of approximately $21,619,000 which will expire at various dates beginning in 2023 and through 2038. Full valuation allowance is maintained for federal research and development tax credits of approximately $568,000. As of December 31, 2018, the Company had net operating loss carryforwards for California state income tax purposes of approximately $12,018,000, which will expire at various dates in 2029 and through 2038, and state research and development tax credits of approximately $374,000, which can be carried forward indefinitely.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

The Company has determined that utilization of existing net operating losses against future taxable income is not limited by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the Company’s ability to fully utilize its existing net operating loss carryforwards against any future taxable income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”), excluding interest and penalties, is as follows:

Amount
Beginning balance at January 1, 2018	$866,000
Decreases in UTBs taken in prior years	—
Decreases in UTBs taken in current years	76,000
Ending balance at December 31, 2018	$942,000

It is the Company's policy to include interest and penalties related to tax positions as a component of income tax expense. No interest was accrued for the period ended December 31, 2018. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is not currently under audit in any of its jurisdictions where income tax returns are filed.

NOTE 9— Subsequent Events

As of March 25, 2019, 165,600 stock options and 116,050 restricted stock units at an average price of $1.90 per share have been granted from the 2004 Equity Incentive Plan subsequent to December 31, 2018.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework issued in 2013. This assessment included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this assessment.

Based on our assessment using those criteria, we believe that, as of December 31, 2018, our internal control over financial reporting is effective.

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

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 22, 2019.

Item 11. Executive Compensation

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 22, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 22, 2019.

The following table provides information as of December 31, 2018 about our common stock that may be issued under the Company’s existing equity compensation plans. For additional information about the equity compensation plans see Note 5 to the Company’s Financial Statements.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	2,374,124	$2.54	116,703

(1)	Consists of the 2004 Equity Incentive Plan. Pursuant to an affirmative vote by security holders in June 2004, an annual increase in the number of shares authorized under the 2004 Equity Incentive Plan is added on the first day of each fiscal year equal to the least of (a) 400,000 shares, (b) four percent of the total outstanding shares of the Company’s common stock on that date, or (c) a lesser amount as determined by the Board of Directors. As a result, a total of 235,524 shares became available for grant under the 2004 Equity Incentive Plan on January 1, 2019, in addition to those set forth in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 22, 2019.

Item 14. Principal Accounting Fees and Services

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 22, 2019.

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

SOCKET MOBILE, INC.
Registrant

Date: March 28, 2019	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevin J. Mills Kevin J. Mills	President and Chief Executive Officer (Principal Executive Officer) and Director	March 28, 2019
/s/ Charlie Bass Charlie Bass	Chairman of the Board	March 28, 2019
/s/ David W. Dunlap David W. Dunlap	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 28, 2019
/s/ Bill Parnell Bill Parnell	Director	March 28, 2019
/s/ Brenton E. MacDonald. Brenton E. MacDonald	Director	March 28, 2019
/s/ Nelson C. Chan Nelson C. Chan	Director	March 28, 2019

Index to Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Bylaws, as amended February 17, 2008.

10.1 (3)	Form of Indemnification Agreement entered into between the Company and its directors and officers.

10.2 (4)*	2004 Equity Incentive Plan and forms of agreement thereunder.

10.3 (5)*	Form of Management Incentive Variable Compensation Plan between the Company and certain eligible participants.

10.4 (6)	Standard Industrial /Commercial Multi-Tenant Lease by and between Del Norte Farms, Inc. and the Company dated October 24, 2006 (assigned to Newark Eureka Industrial Capital, LLC September 17, 2007).

10.5 (7)	Second Amendment to Standard Industrial/Commercial Multi-Lessee Lease – Net dated August 30, 2010.

10.6 (8)	Third Amendment to Standard Industrial /Commercial Multi-Tenant Lease – Net dated December 28, 2012.

10.7 (9)	Warrants for the Purchase of Shares of Common Stock Issued November 19, 2010 to the Investor and the Placement Agent in connection with a private placement.

10.8 (10)	Loan and Security Agreement dated February 27, 2014 by and between the Company and Bridge Bank, National Association.

10.9 (11)	Form of Employment Agreement dated May 1, 2017 between the Company and the officers of the Company.

10.10 (12)	Business Financing Modification Agreement dated February 26, 2016 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.11 (13)	Business Financing Modification Agreement dated March 20, 2017 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.12 (14)	Business Financing Modification Agreement dated January 31, 2018 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.13 (15)	Tender Offer Statement to purchase up to 1,250,000 shares of common stock at a price not greater than $4.25 nor less than $3.75 per share.

10.14 (16)	Business Financing Modification Agreement dated June 7, 2018 by and between the Company and Western Alliance Bank, an Arizona corporation.

11.1	Computation of Earnings per Share (see Statements of Operations in Item 8).

14.1 (17)	Code of Business Conduct and Ethics.

23.1	Consent of Sadler Gibb & Associates, LLC, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________

* Executive compensation plan or arrangement.

(1)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on March 16, 2009.

(2)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 20, 2008.

(3)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 12, 2012.

(4)	Incorporated by reference to Appendix C filed with the Company’s Form DEF 14A filed on April 29, 2004 and Item 4 on Form 8-K filed on June 5, 2013 reporting extension of the Plan to April 23, 2024.

(5)	Incorporated by reference to Appendix B filed with the Company’s Form DEF 14A filed on March 16, 2011.

(6)	Incorporated by reference to exhibits filed with the Company’s Form 10-Q filed on November 13, 2006.

(7)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on August 30, 2010.

(8)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on January 4, 2013.

(9)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on November 19, 2010.

(10)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 7, 2014.

(11)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on May 4, 2017.

(12)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 3, 2016.

(13)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 21, 2017.

(14)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 2, 2018.

(15)	Incorporated by reference to the Company’s Schedule TO filed on February 2, 2018.

(16)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on June 8, 2018.

(17)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on March 10, 2006.

