Form 10-Q
period 2019-03-31
SOCKET MOBILE, INC.
filed 2019-05-10
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

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

The number of shares of Common Stock ($0.001 par value) outstanding as of May 3, 2019 was 5,999,159 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenues	$4,628,592	$3,981,055

Cost of revenues	2,228,749	1,916,786

Gross profit	2,399,843	2,064,269

Operating expenses:
Research and development	893,737	946,746
Sales and marketing	755,914	737,856
General and administrative	703,182	664,704
Total operating expenses	2,352,833	2,349,306

Operating income (loss)	47,010	(285,037)

Interest expense, net	(28,501)	(19,919)

Net income (loss) before income taxes	18,509	(304,956)
Income tax expense (benefit)	6,670	(79,927)

Net income (loss)	$11,839	$(225,029)

Net income (loss) per share:

Basic	$0.00	$(0.03)
Diluted	$0.00	$(0.03)

Weighted average shares outstanding:

Basic	5,939,845	6,744,108
Diluted	6,133,849	6,744,108

 See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED BALANCE SHEETS
	March 31, 2019 (Unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$929,270	$1,084,991
Accounts receivable, net	2,964,220	2,367,177
Inventories, net	2,495,625	2,272,328
Prepaid expenses and other current assets	367,611	307,832
Deferred cost on shipments to distributors	196,165	165,024
Total current assets	6,952,891	6,197,352

Property and equipment:
Machinery and office equipment	2,112,263	2,188,835
Computer equipment	1,036,797	992,531
	3,149,060	3,181,366
Accumulated depreciation	(2,449,650)	(2,492,154)
Property and equipment, net	699,410	689,212

Goodwill	4,427,000	4,427,000
Other long-term assets	226,170	236,565
Deferred tax assets	5,774,268	5,780,938
Operating lease right-of-use asset	1,185,576	1,265,648
Total assets	$19,265,315	$18,596,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,680,338	$1,533,456
Accrued payroll and related expenses	547,340	512,307
Deferred revenue on shipments to distributors	465,246	396,974
Short term portion of deferred service revenue	38,110	33,644
Bank lines of credit	1,796,284	1,316,778
Term loan – current portion	500,000	500,000
Operating lease – current portion	386,602	376,160
Finance lease – current portion	15,999	15,697
Total current liabilities	5,429,919	4,685,016

Long-term portion of deferred service revenue	50,358	31,291
Long-term portion of term loan	208,333	333,333
Long-term portion of operating lease	1,034,286	1,134,350
Long-term portion of finance lease	4,180	8,290
Total liabilities	6,727,076	6,192,280

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 5,999,159 shares at March 31, 2019 and 5,883,109 shares at December 31, 2018	5,999	5,883
Additional paid-in capital	60,645,750	60,523,901
Accumulated deficit	(48,113,510)	(48,125,349)
Total stockholders’ equity	12,538,239	12,404,435
Total liabilities and stockholders’ equity	$19,265,315	$18,596,715

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	5,883,109	$5,883	$60,523,901	$(48,125,349)	$12,404,435
Restricted stock grants	116,050	116	(116)	—	—
Stock-based compensation	—	—	121,965	—	121,965
Net gain	—	—	—	11,839	11,839
Balance at March 31, 2019	5,999,159	$5,999	$60,645,750	$(48,113,510)	$12,538,239

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	7,011,128	$7,011	$64,777,620	$(47,554,208)	$17,230,423
Stock options exercised	117,852	118	275,027	—	275,027
Cost of tender offer	(1,250,000)	(1,250)	(5,018,498)	—	(5,019,748)
Stock-based compensation	—	—	112,133	—	112,133
Net loss	—	—	—	(225,029)	(225,029)
Balance at March 31, 2018	5,878,980	$5,879	$60,146,282	$(47,779,237)	$12,372,924

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income (loss)	$11,839	$(225,029)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	121,965	112,133
Depreciation and amortization	100,515	91,394
Deferred tax expenses (benefits)	6,670	(79,927)

Changes in operating assets and liabilities:
Accounts receivable	(597,043)	(237,731)
Inventories	(223,297)	(80,982)
Prepaid expenses and other current assets	(59,779)	76,255
Accounts payable and accrued expenses	146,882	104,887
Accrued payroll and related expenses	35,033	(91,598)
Net deferred revenue on shipments to distributors	37,131	(57,648)
Deferred service revenue	23,533	4,695
Net change in operating lease	(9,550)	(5,213)
Net cash used in operating activities	(406,101)	(388,764)

Investing activities
Purchases of equipment	(100,318)	(164,198)
Net cash used in investing activities	(100,318)	(164,198)

Financing activities
Payments on finance leases	(3,808)	(7,089)
Proceeds from borrowings under bank line of credit agreement	4,109,000	—
Repayments of borrowings under bank line of credit agreement	(3,629,494)	—
Proceeds from bank term loan	—	4,000,000
Repayments of bank term loan	(125,000)	—
Common stock repurchases and related expenses	—	(5,019,748)
Stock options exercised	—	275,145
Net cash (used in) provided by financing activities	350,698	(751,692)

Net decrease in cash and cash equivalents	(155,721)	(1,304,654)

Cash and cash equivalents at beginning of period	1,084,991	3,379,508
Cash and cash equivalents at end of period	$929,270	$2,074,854

Supplemental disclosure of cash flow information
Cash paid for interest	$25,331	$353

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2019

NOTE 1 — Basis of Presentation

The accompanying unaudited condensed financial statements of Socket Mobile, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. At March 31, 2019 and December 31, 2018, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance on deposit in these accounts may, at times, exceed the federally insured limits. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

On January 1, 2017, the Company adopted ASC 606 “Revenue from Contracts with Customers” and implemented a new revenue recognition policy. Instead of deferring 100% of revenue and cost of revenue until products are sold by distributors, the new policy recognizes revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. At March 31, 2019, the deferred revenue and deferred cost on shipments to distributors were $465,246 and $196,165, respectively, compared to $396,974 and $165,024, respectively, at December 31, 2018.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2019

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee is required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company adopted ASU 2016-02 effective January 1, 2019, which had no impact on the Company’s Statements of Operations. The most significant impact was the recognition of right-of-use assets and liabilities for the operating lease. Adoption of the standard required the Company to restate the reported results in its earliest comparable period, January 1, 2018, including the recognition of additional operating lease right-of-use assets and liabilities. As a result, there was an increase in assets and corresponding liabilities of approximately $1.57 million on January 1, 2018. At March 31, 2019, the balances of right-of-use assets and liabilities for the operating lease are approximately $1.19 million and $1.42 million, respectively, compared to approximately $1.27 million and $1.51 million, respectively, at December 31, 2018.

Recently Issued Financial Accounting Standards

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2019

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories at March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
	2019	2018
Raw materials and sub-assemblies	$3,189,762	$2,785,154
Finished goods	154,024	335,335
Inventory reserves	(848,161)	(848,161)
Inventory, net	$2,495,625	$2,272,328

NOTE 4 — Bank Financing Arrangements

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2019

On June 4, 2018, the Company entered into the Fourth Amended and Restated Business Financing Agreement with the Bank. The Bank recognized the repayment of the outstanding term loan balance to $1.0 million by June 30, 2018. The remaining balance is repayable in 24 equal monthly installments. The Bank permanently waived the defaults resulting from March 31, 2018 results when paydown of the term loan balance to $1.0 million by June 30, 2018 was achieved.

On July 30, 2018, the Company entered into the Fifth Amended and Restated Business Financing Agreement with the Bank. The Company was required to maintain daily cash plus available credit at or above 90% of the outstanding principal balance of the term loan until the Asset Coverage Ratio is at 1.25 to 1.0. The minimum Asset Coverage Ratio increased to 1.25 to 1.0 from December 31, 2018 onwards.

The Asset Coverage Ratio was 1.4 to 1.0 on March 31, 2019. During the three months ended March 31, 2019, total repayments of the term loan was $125,000. Total amount borrowed under the domestic and international lines was $4,109,000 and the total repayments was $3,629,494. At March 31, 2019, the total borrowing capacity was approximately $75,000. Amounts outstanding under the term loan and bank credit facilities at March 31, 2019 are as follows:

March 31, 2019
Long-term portion of term loan	208,333
Current-portion of term loan	500,000
Term loan	$708,333

March 31, 2019
Lines of credit -domestic line	1,458,140
Lines of credit -EXIM line	338,144
Total lines of credit	$1,796,284

Interest expense on the term loan for three months ended March 31, 2019 was $15,844. Interest expense on the amounts drawn under the Company’s bank credit lines during the three months ended March 31, 2019 was $12,692. Accrued interest payable related to the amounts outstanding under the term loan and bank credit facilities at March 31, 2019 was $16,035.

NOTE 5 — Segment Information and Concentrations

Segment Information

The Company operates in the mobile barcode scanning and RFID/NFC data capture market. Mobile scanning typically consists of mobile devices such as smartphones or tablets, with mobile scanning or NFC peripherals for data collection, and third-party vertical applications software. The Company distributes its products in the United States and foreign countries primarily through distributors, resellers, and online. The Company markets its products primarily through application developers whose applications are designed to work with Company’s products.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2019

Revenues for the geographic areas for three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
Revenues:	2019	2018
United States	$3,677,801	$3,004,970
Europe	492,992	643,749
Asia and rest of world	457,799	332,336
Total revenues	$4,628,592	$3,981,055

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Ingram Micro, Inc.	42%	32%
BlueStar, Inc.	21%	23%

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks and the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
	2019	2018
Ingram Micro Inc.	49%	41%
BlueStar, Inc.	26%	19%

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. For the three months ended March 31, 2019 and 2018, two suppliers accounted for 45% and 44%, respectively, of the inventory purchases. At March 31, 2019 and December 31, 2018, 38% and 35%, respectively, of the Company’s accounts payable balances were concentrated with two suppliers.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2019

NOTE 6 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of stock options and restricted stock units, based on the fair value of the awards as of the date that the awards are issued. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period.

The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. On February 15, 2019, 165,600 shares were granted to executive officers, selected employees and consultants as stock option refresher grants.

On February 15, 2019, the Company also granted 116,050 restricted stock units (“RSUs”) to employees. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The fair value of these RSUs was calculated based upon the Company’s closing stock price on the date of grant. These RSUs are with service-based vesting provisions and vest over four years: 15% on February 2020, 20% on February 15, 2021, 25% on February 15, 2022, and 40% on February 15, 2023. The shares are issued in the name of each employee but held in an escrow account by the Company’s transfer agent, American Stock Transfer & Trust. As they vest, the shares will be issued to the individual either electronically or as certificates as instructed by the individual.  Each individual has voting rights while shares are unvested.  The share totals are included in primary earnings per share. The expense of these RSUs is recognized on a straight-line basis over the vesting period.

Total stock-based compensation expense for the three months ended March 31, 2019 and 2018, was $121,965 and $112,133, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2019

NOTE 7 — Net Income (Loss) Per Share Applicable to Common Stockholders

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income (loss)	$11,839	$(225,029)
Denominator:
Weighted average shares outstanding used in computing net income (loss) per share:
Basic	5,939,845	6,744,108
Effect of dilutive stock options	194,004	—
Diluted	6,133,849	6,744,108
Net income (loss) per share applicable to common stockholders:
Basic	$0.00	$(0.03)
Diluted	$0.00	$(0.03)

In the three months ended March 31, 2019, 2,265,930 stock options were excluded in the calculation of diluted net income per share because their effect would be anti-dilutive.

NOTE 8 — Taxes

The Tax Cuts and Jobs Act of 2017, effective on January 1, 2018, eliminated alternative minimum taxes and lowered the U.S. federal corporate income tax from 34% to 21%. In the first quarter of 2019, the Company recorded a deferred tax expense of $6,670. In the same quarter a year ago, the Company recorded a deferred tax benefit of approximately $80,000 with the expectation of a return to profitable operating results and full utilization of the Company’s Net Operating Loss carryforwards.

NOTE 9 — Commitments and Contingencies

Operating Lease

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. The lease agreement expires on June 30, 2022. Monthly base rent increases four percent per year annually on July 1st of each year. The Company recognizes operating lease expense on a straight-line basis over the lease term and the operating lease expense for the first quarter of both 2019 and 2018 was $103,208.

The Company adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2019 and restated its reported results in January 2018, including the recognition of additional operating lease right-of-use assets and liabilities. On January 1, 2018, the Company recorded operating lease right-of-use assets and operating lease liabilities in the amount of approximately $1.57 million and $1.85 million, respectively. On March 31, 2019, the balances of right-of-use assets and liabilities for the operating lease are approximately $1.19 million and $1.42 million, respectively, compared to approximately $1.27 million and $1.51 million, respectively, at December 31, 2018.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2019

Cash payments included in the measurement of our operating lease liabilities were $112,758 and $108,421 for the three months ended March 31, 2019 and 2018, respectively.

Future minimum lease payments under the operating lease at March 31, 2019 are shown below:

Annual minimum payments:	Amount
2019 (April 1, 2019 to December 31, 2019)	$347,295
2020	478,455
2021	497,594
2022 (through June 30, 2022)	253,675
Total minimum payments	$1,577,019

Finance Leases

The new standard, ASU 2016-02 classifies lessee leases into two types, operating and finance. The Company leases certain of its equipment under finance leases. The leases are collateralized by the underlying assets. At March 31, 2019 and December 31, 2018, equipment with a cost of $100,584 was subject to such financing arrangements. The accumulated depreciation of the assets associated with the finance leases as of March 31, 2019 and December 31, 2018, amounted to $80,552 and $76,546 respectively.

Future minimum payments under finance lease and equipment financing arrangements as of March 31, 2019 are as follows:

Annual minimum payments:	Amount
2019 (April 1, 2019 to December 31, 2019)	$12,646
2020	8,454
Total minimum payments	21,100
Less amount representing interest	(921)
Present value of net minimum payments	20,179
Short term portion of capital leases	(15,999)
Long term portion of capital leases	$4,180

Purchase Commitments

As of March 31, 2019, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $4,834,000.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2019

NOTE 10 — Subsequent Events

The Company has evaluated events from March 31, 2019 through the date the financial statements were issued. There were no subsequent events that need disclosure.

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

The Company and its products

We are a leading innovator of data capture and delivery solutions for enhanced productivity in workforce mobilization. Our products are incorporated into mobile applications used in point of sale (POS), enterprise mobility (field workers), asset tracking, manufacturing process and quality control, transportation and logistics (goods tracking and movement), event management (ticketing, entry, access control, and identification), medical and education. Our primary products are cordless data capture devices incorporating barcode scanning or RFID/Near Field Communications (NFC) technologies that connect over Bluetooth. All products work with applications running on smartphones, mobile computers and tablets using operating systems from Apple® (iOS), Google (Android™) and Microsoft® (Windows®). Our Capture SDK, an essential part of the products we offer, allows mobile application developers to seamlessly integrate our data capture devices into their workflow, improving end user experiences and productivity. Our products are marketed by the application developers or the resellers of their applications as part of that solution. The number of our registered developers for data capture applications continues to grow.

Index

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

Contactless RFID/NFC reader writer. Our contactless product line includes the D600 Contactless Reader/Writer and in final development, the S500 Token Exchange. The D600, an ergonomically handheld model with IP54-rated outer casing, can read and write many different types of electronic SmartTags or transfer data with near field communication. The S500 Token Exchange facilitates tap-and-go NFC user experiences with mobile wallets and consumer engagements, applicable for payment applications, contactless passes, identifications, ticketing and others which leverage the exchange of electronic “tokens”. These tokens can be exchanged via NFC enabled devices. Many smartphones support NFC communications and are expected to enable third party applications to transfer tokens utilizing NFC. The S500 Token Exchange is designed to be stationary on the counter top.

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

We design our own products and are responsible for all associated test equipment. Many of our components are made by third party contract manufacturers. We perform final product assembly, test, packaging and distribute our products worldwide at and from our Newark, California facility. We offer our products through two-tier distribution enabling customers to purchase from large numbers of on-line resellers around the world including application developers who resell their own products along with our data capture products. We believe growth in mobile applications and the mobile workforce are resulting from technical advances in mobile technologies, cost reductions in mobile devices and the growing adoption by businesses of mobile applications for smartphones and tablets, building a growing demand for our products. Our data capture products address the need for speed and accuracy by today’s mobile workers and by the systems supporting those workers, thereby enhancing their productivity and allowing them to exploit time sensitive opportunities and improve customer satisfaction.

Revenues

Total revenue for the first quarter of 2019 was approximately $4.6 million, an increase of 16% compared to the revenue of approximately $4.0 million for the same quarter a year ago. In December 2018, we completed the transition to our new SocketScan products which offer improved performance at similar or lower pricing and are well accepted. Sales growth in Q1 2019 continues to be driven by the deployment of business applications that require barcode scanning. Mobile point of sale (mPOS) remains a large and underserved small business market and is increasingly being addressed by mPOS software applications running on iPad and Android tablets. In Q1 2019, we also experienced growth in mobile applications for commercial services, transportation and health care.

Compared to the same quarter a year ago, Q1 2019 revenue from customers based in the Americas increased by 22%, from Asia Pacific regions increased 38%, and from customers based in Europe decreased by 23%.

Gross Margins

Our gross profit margins for the first quarters of both 2019 and 2018 were 52%.

Research and Development Expense

Research and development expense in the first quarter of 2019 was $894,000, a decrease of 6% compared to expenses of $947,000 in the same quarter a year ago. Decrease in the level of research and development expense was primarily due to lower personnel costs reflecting headcount reductions in February 2018. We expect research and development expense to increase during the balance of 2019 due to headcount additions to facilitate product development and update.

Index

Sales and Marketing Expense

Sales and marketing expense in the first quarter of 2019 was $756,000, an increase of 2% compared to expense of $738,000 in the same quarter a year ago. Sales and marketing expenses are expected to remain flat for the balance of the year.

General and Administrative Expense

General and administrative expense in the first quarter of 2019 was $703,000, an increase of 6% compared to expense of $665,000 in the first quarter of 2018. General and administrative expense is expected to moderately decline in the second quarter of 2019 from the first quarter levels as the costs of our annual audit are expensed primarily in the first quarter, and to remain flat for the balance of the year.

Interest Expense, Net of Interest Income

Interest expense and other, net of interest income and other, was $29,000 in the first quarter of 2019 compared to $20,000 in the first quarter of 2018. Interest expense in 2019 was primarily related to interest on bank term loan and credit line facilities (see “NOTE 4 — Bank Financing Arrangements” for more information). Average outstanding balance of bank term loan and credit lines during the first three months of 2019 was $1.5 million. Interest expense in Q1 2018 was primarily related to interest on the term loan borrowed for repurchase of our common stock. Additionally, interest expense in each of the comparable first quarters includes interest on equipment lease financing obligations.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable first quarters, reflecting low average cash balances combined with low average rates of return.

Income Taxes

The Tax Cuts and Jobs Act of 2017, effective on January 1, 2018, eliminates alternative minimum taxes and lowers the U.S. federal corporate income tax rate from 34% to 21%. California corporate net income tax rate is 6.98% after allowing for federal deductibility. In Q1 2019, our stock-based compensation of $121,965 is the primary permanent difference between financial and tax expense which increased our taxable income. We estimated our federal and state effective tax rate to be 36% in Q1 2019 and recorded a deferred tax expense of $6,670. In the first quarter of 2018, we recorded a deferred tax benefit of $80,000 with the expectation of a return to profitable operating results and full utilization of our net operating loss carryforwards. Our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at $5,774,268 at March 31, 2019.

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

Index

Liquidity and Capital Resources

As reflected in our Statements of Cash Flows, net cash used in operating activities was $406,000 in the first quarter 2019, compared to net cash used of $389,000 in the comparable period a year ago. We calculate net cash provided by or used in operating activities by increasing our net income ($11,839 in the first quarter of 2019) or decreasing our net loss ($225,029 in the first quarter of 2018) by those expenses that did not require the use of cash. These items consist of stock based compensation expense, depreciation and amortization, and deferred tax expenses and benefits. These amounts totaled $229,150 and $123,600 in the first quarters of 2019 and 2018, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

In the first quarter of 2019 changes in operating assets and liabilities resulted in a net use of cash of $647,000 and were primarily from increases in accounts receivable due to higher shipments in the middle of the first quarter and increases in inventory levels. The uses of cash were partially offset by increases in accounts payable, driven primarily by increased inventory purchases. In the first quarter of 2018, changes in operating assets and liabilities resulted in a net use of cash of $287,000 primarily from increases in accounts receivable due to higher shipments in March 2018.

In the first quarters of 2019 and 2018, we invested $100,000 and $164,000, respectively, in manufacturing tooling costs and computer software development costs.

Net cash provided by financing activities for the three months ended March 31, 2019 was $351,000, compared to net cash used of $752,000 in the comparable period a year ago. Financing activities in 2019 consisted primarily of $480,000 borrowed on our bank lines of credit, partially offset by $125,000 repayment of our term loan. Financing activities in the first quarter of 2018 consisted primarily of $5.0 million use of cash related to repurchase of company stock, $4.0 million proceeds from a drawdown of our term loan and $275,000 proceeds from the exercise of stock options.

Contractual Obligations

Our contractual cash obligations at March 31, 2019 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$4,834,000	$4,805,000	$29,000	$—	$—
Operating lease	1,578,000	465,000	986,000	127,000	—
Finance lease	21,000	17,000	4,000	—	—
Total contractual obligations	$6,433,000	$5,287,000	$1,019,000	$127,000	$—

Off-Balance Sheet Arrangements

As of March 31, 2019, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank term loan and credit line facilities. Amounts outstanding under the term loan bear interest at lender's prime rate (minimum of 4.25%) plus 1.75%. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the lender's prime rate (minimum of 4.25%) plus 0.75%, for both the domestic line (up to $2.0 million) and the international line (up to $0.5 million). Accordingly, interest rate increases could increase our interest expense on outstanding term loan and credit line balances. Based on a sensitivity analysis during the three months ended March 31, 2019, an increase of 1% in the interest rate would have increased our first quarter borrowing costs by approximately $4,000.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets at the end of the quarter ended March 31, 2019, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the first quarter of 2019 of approximately $33,000 if left unprotected. For the first quarter of 2019, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $1,200. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the last fiscal quarter ended March 31, 2019 and this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A significant portion of our revenue comes from a limited number of distributors. In the first quarters of 2019 and 2018, Ingram Micro® and BlueStar together represented approximately 63% and 55%, respectively, of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with any of our significant distributors, we would experience disruption and delays in marketing our products.

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

As of May 3, 2019, we had 5,999,159 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of May 3, 2019, we had 2,457,134 shares of common stock subject to outstanding options under our stock option plans, and 155,592 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

Index

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2018 through May 3, 2019, our common stock price fluctuated between a high of $4.16 and a low of $1.35. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.
Registrant

Date: May 10, 2019	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 10, 2019	/s/ David W. Dunlap
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