Form 10-Q
period 2019-06-30
SOCKET MOBILE, INC.
filed 2019-08-14
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

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

The number of shares of Common Stock ($0.001 par value) outstanding as of August 8, 2019 was 5,999,653 shares.

1

Index

Index

PART I

Item 1. Financial Statements

0

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$5,060,105	$4,192,331	$9,688,696	$8,173,386

Cost of revenues	2,430,464	2,060,284	4,659,213	3,977,070

Gross profit	2,629,641	2,132,047	5,029,483	4,196,316

Operating expenses:
Research and development	997,483	917,067	1,891,219	1,863,813
Sales and marketing	771,097	733,839	1,527,011	1,471,695
General and administrative	643,215	625,109	1,346,397	1,289,813
Total operating expenses	2,411,795	2,276,015	4,764,627	4,625,321

Operating income (loss)	217,846	(143,968)	264,856	(429,005)

Interest expense, net	(29,307)	(47,981)	(57,808)	(67,900)

Net income (loss) before income taxes	188,539	(191,949)	207,048	(496,905)

Income tax benefit (expense)	(68,749)	53,707	(75,419)	133,634

Net income (loss)	$119,790	$(138,242)	$131,629	$(363,271)

Net income (loss) per share:

Basic	$0.02	$(0.02)	$0.02	$(0.06)
Diluted	$0.02	$(0.02)	$0.02	$(0.06)

Weighted average shares outstanding:

Basic	5,999,159	5,880,296	5,969,666	6,309,816
Diluted	6,271,507	5,880,296	6,203,889	6,309,816

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED BALANCE SHEETS
	June 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,015,708	$1,084,991
Accounts receivable, net	2,917,602	2,367,177
Inventories, net	2,395,333	2,272,328
Prepaid expenses and other current assets	576,629	307,832
Deferred cost on shipments to distributors	245,634	165,024
Total current assets	7,150,906	6,197,352

Property and equipment:
Machinery and office equipment	2,141,541	2,188,835
Computer equipment	1,094,659	992,531
	3,236,200	3,181,366
Accumulated depreciation	(2,555,906)	(2,492,154)
Property and equipment, net	680,294	689,212

Goodwill	4,427,000	4,427,000
Other long-term assets	225,109	236,565
Deferred tax assets	5,706,319	5,780,938
Operating lease right-of-use asset	1,104,096	1,265,648
Total assets	$19,293,724	$18,596,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,422,621	$1,533,456
Accrued payroll and related expenses	646,115	512,307
Deferred revenue on shipments to distributors	584,750	396,974
Short term portion of deferred service revenue	36,902	33,644
Bank lines of credit	1,829,974	1,316,778
Term loan – current portion	500,000	500,000
Operating lease – current portion	397,208	376,160
Finance lease – current portion	16,307	15,697
Total current liabilities	5,433,877	4,685,016

Long-term portion of deferred service revenue	48,799	31,291
Long-term portion of term loan	83,333	333,333
Long-term portion of operating lease	932,651	1,134,350
Long-term portion of finance lease	—	8,290
Total liabilities	6,498,660	6,192,280

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 5,999,159 shares at June 30, 2019 and 5,883,109 shares at December 31, 2018	5,999	5,883
Additional paid-in capital	60,782,785	60,523,901
Accumulated deficit	(47,993,720)	(48,125,349)
Total stockholders’ equity	12,795,064	12,404,435
Total liabilities and stockholders’ equity	$19,293,724	$18,596,715

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income (loss)	$131,629	$(363,271)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	259,000	230,976
Depreciation and amortization	217,664	197,554
Changes in deferred taxes	74,619	(133,634)

Changes in operating assets and liabilities:
Accounts receivable	(550,425)	379,102
Inventories	(123,005)	(14,674)
Prepaid expenses and other current assets	(278,629)	88,290
Accounts payable and accrued expenses	(110,835)	180,782
Accrued payroll and related expenses	133,808	(117,051)
Net deferred income on shipments to distributors	107,166	(28,129)
Deferred service revenue	20,766	(939)
Net change in operating lease	(19,099)	(10,425)
Net cash (used in) provided by operating activities	(137,405)	408,581

Investing activities
Purchases of equipment	(187,458)	(269,942)
Net cash used in investing activities	(187,458)	(269,942)

Financing activities
Payments on financing leases	(7,680)	(14,242)
Proceeds from borrowings under bank line of credit agreement	8,754,000	5,716,353
Repayments of borrowings under bank line of credit agreement	(8,240,804)	(4,181,291)
Proceeds from bank term loan	—	4,000,000
Repayments of bank term loan	(250,000)	(3,000,000)
Common stock repurchases and related expenses	—	(5,021,830)
Stock options exercised	—	279,177
Net cash (used in) provided by financing activities	255,516	(2,221,833)

Net decrease in cash and cash equivalents	(69,283)	(2,083,194)

Cash and cash equivalents at beginning of period	1,084,991	3,379,508
Cash and cash equivalents at end of period	$1,015,708	$1,296,314

Supplemental disclosure of cash flow information
Cash paid for interest	$54,528	$56,749

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	5,883,109	$5,883	$60,523,901	$(48,125,349)	$12,404,435
Restricted stock grants	116,050	116	(116)	—	—
Stock-based compensation	—	—	121,965	—	121,965
Net income	—	—	—	11,839	11,839
Balance at March 31, 2019	5,999,159	5,999	60,645,750	(48,113,510)	12,538,239
Stock-based compensation	—	—	137,035	—	137,035
Net income	—	—	—	119,790	119,790
Balance at June 30, 2019	5,999,159	$5,999	$60,782,785	$(47,993,720)	$12,795,064

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	7,011,128	$7,011	$64,777,620	$(47,554,208)	$17,230,423
Stock options exercised	117,852	118	275,145	—	275,263
Cost of tender offer	(1,250,000)	(1,250)	(5,018,616)	—	(5,019,866)
Stock-based compensation	—	—	112,133	—	112,133
Net loss	—	—	—	(225,029)	(225,029)
Balance at March 31, 2018	5,878,980	5,879	60,146,282	(47,779,237)	12,372,924
Stock options exercised	4,129	4	4,032	—	4,036
Cost of tender offer	—	—	(2,086)	—	(2,086)
Stock-based compensation	—	—	118,843	—	118,843
Net loss	—	—	—	(138,242)	(138,242)
Balance at June 30, 2018	5,883,109	$5,883	$60,267,071	$(47,917,479)	$12,355,475

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. At June 30, 2019 and December 31, 2018, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance on deposit in these accounts may, at times, exceed the federally insured limits. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

On January 1, 2017, the Company adopted ASC 606 “Revenue from Contracts with Customers” and implemented a new revenue recognition policy. Instead of deferring 100% of revenue and cost of revenue until products are sold by distributors, the new policy recognizes revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. At June 30, 2019, the deferred revenue and deferred cost on shipments to distributors were approximately $584,750 and $245,634 respectively, compared to approximately $396,974 and $165,024, respectively, at December 31, 2018.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee is required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company adopted ASU 2016-02 effective January 1, 2019, which had no impact on the Company’s Statements of Operations. The most significant impact was the recognition of right-of-use assets and liabilities for the operating lease. Adoption of the standard required the Company to restate the reported results in its earliest comparable period, January 1, 2018, including the recognition of additional operating lease right-of-use assets and liabilities. As a result, there was an increase in assets and corresponding liabilities of approximately $1.57 million on January 1, 2018. At June 30, 2019, the balances of right-of-use assets and liabilities for the operating lease are approximately $1.10 million and $1.33 million, respectively, compared to approximately $1.27 million and $1.51 million, respectively, at December 31, 2018.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories at June 30, 2019 and December 31, 2018 were as follows:

	June 30,	December 31,
	2019	2018
Raw materials and sub-assemblies	$3,118,418	$2,785,154
Finished goods	145,076	335,335
Inventory reserves	(868,161)	(848,161)
Inventories, net	$2,395,333	$2,272,328

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

June 30, 2019

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

On June 14, 2019, the Company entered into the Sixth Amended and Restated Business Financing Agreement with the Bank. The Bank waived the default which occurred for the month ended April 30, 2019 when the Company’s Asset Coverage Ratio was 1.13 to 1.00, instead of the required 1.25 to 1.00. The Bank also increased the Eligible Receivable threshold for Ingram Micro from 50% to 60% of domestic receivables, and from 35% to 50% of all receivables (including both domestic and foreign receivables).

The Asset Coverage Ratio was 1.57 to 1.00 on June 30, 2019. During the three months and six months ended June 30, 2019, total repayments of the term loan was $125,000 and $250,000. Total amount borrowed under the domestic and international lines was $8,754,000 and the total repayments was $8,240,804. At June 30, 2019, the total borrowing capacity was approximately $194,000. Amounts outstanding under the term loan and bank credit facilities at June 30, 2019 are as follows:

June 30, 2019
Long-term portion of term loan	83,333
Current-portion of term loan	500,000
Term loan	$583,333

June 30, 2019
Lines of credit -domestic line	1,438,595
Lines of credit -EXIM line	391,379
Total lines of credit	$1,829,974

Interest expense on the term loan for three and six months ended June 30, 2019 was $13,350 and $29,194, respectively. Interest expense on the amounts drawn under the Company’s bank credit lines during the three and six months ended June 30, 2019 was $15,984 and $28,677. Accrued interest payable related to the amounts outstanding under the term loan and bank credit facilities at June 30, 2019 was $16,491.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

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

Revenues by geographic area for three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2019	2018	2019	2018
Americas	$3,975,771	$3,311,626	$7,653,571	$6,316,596
Europe	604,931	639,640	1,097,923	1,283,389
Asia Pacific	479,403	241,065	937,202	573,401
Total revenues	$5,060,105	$4,192,331	$9,688,696	$8,173,386

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three and six-month periods ended June 30, 2019 and 2018 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Ingram Micro Inc.	41%	33%	42%	32%
BlueStar, Inc.	18%	22%	19%	22%
ScanSource, Inc.	*	10%	*	10%

_____________

* Customer accounted for less than 10% of total revenues for the period

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks. To date, the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition but generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at June 30, 2019 and December 31, 2018 were as follows:

	June 30,	December 31,
	2019	2018
Ingram Micro Inc.	48%	41%
BlueStar, Inc.	17%	19%

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. At June 30, 2019, 23% of the Company’s accounts payable balances was concentrated in the top three suppliers. For the three months ended June 30, 2019, the top three suppliers accounted for 53% of the inventory purchases.

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

On February 15, 2019, the Company also granted 116,050 restricted stock units (“RSUs”) to employees. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The fair value of these RSUs was calculated based upon the Company’s closing stock price on the date of grant. These RSUs are with service-based vesting provisions and vest over four years: 15% on February 15, 2020, 20% on February 15, 2021, 25% on February 15, 2022, and 40% on February 15, 2023. The shares are issued in the name of each employee but held in an escrow account by the Company’s transfer agent, American Stock Transfer & Trust. As they vest, the shares will be issued to the individual either electronically or as certificates as instructed by the individual.  Each individual has voting rights while shares are unvested.  The share totals are included in primary earnings per share. The expense of these RSUs is recognized on a straight-line basis over the vesting period.

Total stock-based compensation expense for the three months and six months ended June 30, 2019, was $137,035 and $259,000, respectively.

NOTE 7 — Net Income (Loss) Per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$119,790	$(138,242)	$131,629	$(363,271)

Denominator:
Weighted average shares outstanding used in computing net income (loss) per share:
Basic	5,999,159	5,880,296	5,969,666	6,309,816
Effect of dilutive stock options	272,348	—	234,223	—

Diluted	6,271,507	5,880,296	6,203,889	6,309,816

Net income (loss) per share applicable to common stockholders:
Basic	$0.02	$(0.02)	$0.02	$(0.06)
Diluted	$0.02	$(0.02)	$0.02	$(0.06)

In the three and six months ended June 30, 2019, 2,185,351 and 2,223,476, respectively, stock options were excluded in the calculation of diluted net loss per share because their effect would be anti-dilutive. In the three and six months ended June 30, 2018, 2,359,034 stock options were excluded in the calculation of diluted net loss per share because their effect would be anti-dilutive.

Index

  SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

NOTE 8 — Income Taxes

The Tax Cuts and Jobs Act of 2017, effective on January 1, 2018, eliminates alternative minimum taxes and lowers the U.S. federal corporate income tax from 34% to 21%. In the three and six months ended June 30, 2019, the Company recorded deferred tax expenses of $68,749 and $75,419, respectively. In the same periods a year ago, the Company recorded income tax benefits of $53,707 and $133,634, respectively, with the expectation of a return to profitable operating results and full utilization of the Company’s Net Operating Loss carryforwards.

NOTE 9 — Commitments and Contingencies

Operating Lease Obligations

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. The lease agreement expires on June 30, 2022.

Monthly base rent increases four percent per year annually on July 1st of each year. The Company recognizes operating lease expense on a straight-line basis over the lease term. The operating lease expense was $103,208 and $206,416 for the three and six-month periods ended June 30, 2019 and 2018, respectively.

Cash payments included in the measurement of our operating lease liabilities were $112,758 and $225,516 for the three- and six-month periods ended June 30, 2019, respectively, compared to $108,421 and $216,843, respectively, for the same periods a year ago.

Future minimum lease payments under the operating lease at June 30, 2019 are as shown below:

Annual minimum payments:	Amount
2019 (July 1, 2019 to December 31, 2019)	$234,537
2020	478,455
2021	497,594
2022 (through June 30, 2022)	253,675
Total minimum payments	$1,464,261

Financing Lease Obligations

The new standard, ASU 2016-02 classifies lessee leases into two types, operating and finance. The Company leases certain of its equipment under finance leases. These leases are collateralized by their underlying assets. At June 30, 2019 and December 31, 2018, equipment with a cost of $100,584 was subject to such financing arrangements. The accumulated depreciation of the assets associated with the financing leases as of June 30, 2019 and December 31, 2018, amounted to $84,558 and $76,546 respectively.

Index

  SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

Future minimum payments under finance lease and equipment financing arrangements as of June 30, 2019 are as follows:

Annual minimum payments:	Amount
2019 (July 1, 2019 to December 31, 2019)	$8,454
2020	8,454
Total minimum payments	16,908
Less amount representing interest	(602)
Present value of net minimum payments	16,306
Short term portion of financing leases	(16,306)
Long term portion of financing leases	$—

Purchase Commitments

As of June 30, 2019, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $5,495,000.

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

NOTE 10 — Subsequent Events

The Company has evaluated events from June 30, 2019 through the date the financial statements were issued. There were no subsequent events that need disclosure.

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

Standard companion cordless barcode scanners. Our SocketScan® 700 Series barcode scanners include 1D linear imaging (S700), 1D laser (S730) and 2D (S740) barcode scanners, available in five vivid colors: blue, green, red, white and yellow. S740 reads all common 1D, stacked, 2D and postal codes.

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

Contactless RFID/NFC reader writer. Our contactless product line includes the D600 Contactless Reader/Writer and in final development, the S550 Token Exchange. The D600, an ergonomically handheld model with IP54-rated outer casing, can read and write many different types of electronic SmartTags or transfer data with near field communication. The S550 Token Exchange facilitates tap-and-go NFC user experiences with mobile wallets and consumer engagements, applicable for payment applications, contactless passes, identifications, ticketing and others which leverage the exchange of electronic “tokens”. These tokens can be exchanged via NFC enabled devices. Many smartphones support NFC communications and are expected to enable third party applications to transfer tokens utilizing NFC. The S550 Token Exchange is designed to be stationary on the counter top.

Index

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

Service. Our products are warranted for one year and we offer SocketCare extended warranty programs for up to five years including repair or replacement due to accidental breakage. We also repair or replace products that are beyond their warranty period.

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

Revenues

Total revenues for the three and six months ended June 30, 2019 were $5.1 million and $9.7 million, respectively, an increase of 21% and 19%, respectively, from revenues of $4.2 million and $8.2 million, respectively, in the comparable periods one year ago. Mobile point of sale (mPOS) applications continued to be our primary growth driver in Q2 2019, but we also experienced growth in areas outside of mPOS, including commercial services and healthcare.

Compared to the same quarter a year ago, Q2 2019 revenue from customers based in the Americas increased by 20% and from Asia Pacific regions increased 99%. Revenue from customers based in Europe, however, decreased by 5%.

Cost of Sales and Gross Margins

 Cost of sales primarily consists of the costs to manufacture our products, including the costs of materials, contract manufacturing, shipping costs, personnel and related expenses including stock-based compensation, equipment and facility expenses, warranty costs and inventory excess and obsolete provisions.

The factors that impact our gross margins are the cost of materials, the mix of products and the extent to which we are able to efficiently utilize our manufacturing capacity. Our gross margins on sales for the three and six-month periods ended June 30, 2019 were 52%, compared to 51% for the corresponding periods a year ago.

Index

Research and Development Expense

Research and development expenses consist of the personnel and related expenses including stock-based compensation of our research and development teams, and materials and supplies, consulting services, third party testing services and equipment and facility expenses related to our research and development activities. All research and development costs are expensed as incurred.

Research and development expense in the three and six months ended June 30, 2019 were $997,000 and $1,891,000, an increase of 9% and 1% compared to expenses of $917,000 and $1,864,000 in the corresponding periods a year ago. Increase in the level of research and development expense was primarily due to increase in compensation and benefits including stock-based compensation expense as result of an increase in annual salaries and headcount additions to facilitate product development and meet more complex requirements of today’s products. We expect research and development expense to increase slightly for the remainder of the year.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salaries and stock-based compensation for our sales and marketing personnel, fees for sales consultants, fees for professional services, marketing programs, advertising costs and travel expenses.

Sales and marketing expense in the three and six months ended June 30, 2019 were $771,000 and $1,527,000, an increase of 5% and 4% compared to the expense of $734,000 and $1,472,000 in the corresponding periods a year ago.  The increase was primarily due to an increase in compensation and benefits including stock-based compensation expense as a result of an increase in annual salaries and an increase of sales and marketing personnel. Sales and marketing expense for the second half of 2019 is expected to remain flat.

General and Administrative Expense

General and administrative expenses consist primarily of general corporate costs, including personnel expenses, financial reporting, corporate governance and compliance and outside legal, audit and tax fees.

General and administrative expense in the three and six months ended June 30, 2019 were $643,000 and $1,346,000, an increase of 3% and 4% compared to the expense of $625,000 and $1,290,000 in the corresponding periods a year ago. The increase was primarily due to an increase in compensation and benefits including stock-based compensation expense as a result of an increase in annual salaries. General and administrative expense is expected to increase in Q3 primarily due to the legal expenses associated with the document preparation for tender offer to exchange options with new options.

Index

Interest Expense, Net of Interest Income

Interest expense represents interest expense on our term loans, lines of credit and equipment lease financing obligations. Interest income reflects interest earned on cash balances. Interest income was nominal reflecting low average cash balances combined with low average rates of return.

Interest expense, net of interest income, in the three and six months ended June 30, 2019 was $29,300 and $57,800, respectively, compared to $48,000 and $67,900, respectively, in the same periods one year ago. Interest expense in 2019 was primarily related to interest on bank term loan and credit line facilities (see “NOTE 4 — Bank Financing Arrangements” for more information). Average outstanding balance of bank term loan and credit lines during Q2 2019 was $1.69 million. Interest expense in 2018 was primarily related to interest on the term loan borrowed for repurchase of our common stock and credit line facilities. Average outstanding balance of bank term loan and credit lines during the Q2 2018 was $2.75 million

Income Taxes

The Tax Cuts and Jobs Act of 2017, effective on January 1, 2018, eliminates alternative minimum taxes and lowers the U.S. federal corporate income tax rate from 34% to 21%. California corporate net income tax rate is 6.98% after allowing for federal deductibility. In the first six months of 2019, our stock-based compensation of $259,000 is the primary permanent difference between financial and tax expense which increased our taxable income. We estimated our federal and state effective tax rate to be 36% in 2019. In the three and six months ended June 30, 2019, we recorded a deferred tax expense of $69,000 and $75,400, respectively. In the three and six months ended June 30, 2018, we recorded deferred tax benefits of $53,700 and $133,600, respectively, with the expectation of a return to profitable operating results and full utilization of our net operating loss carryforwards. Our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at $5,706,000 at June 30, 2019.

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

Liquidity and Capital Resources

As reflected in our Statements of Cash Flows, net cash used in operating activities was $137,000 in the first half of 2019, compared to net cash provided by operating activities of $409,000 in the comparable period a year ago. We calculate net cash used in or provided by operating activities by increasing our net income ($132,000 in the first half of 2019) or decreasing our net loss ($363,000 in the first half of 2018) by the expenses, such as stock-based compensation expense, depreciation, and deferred tax expense, that did not require the use of cash. These amounts totaled $551,000 and $295,000 in the first half of 2019 and 2018, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

Index

In the first six months of 2019, changes in operating assets and liabilities resulted in a net use of cash of $820,000 which was primarily due to increases in accounts receivable driven by the higher shipments in the second half of Q2 2019, the buildup of inventories to accommodate rising sales, and prepayments for insurance policies and inventories. In the first half of 2018, changes in operating assets and liabilities resulted in a net source of cash of $477,000 and were primarily from reductions in accounts receivables due to lower overall shipments to our distributors in the first half of 2018, increases in accounts payables due to the timing of vendor payments, and partially offset by the decreases of accrued liabilities.

In the first half of 2019 and 2018, we invested $187,000 and $270,000, respectively, in manufacturing tooling costs and computer software development costs.

Net cash provided by financing activities was $0.26 million in the first half of 2019, compared to net cash used of $2.2 million in the comparable period a year ago. Financing activities in the first half of 2019 consisted primarily of $0.5 million borrowed on our bank lines of credit, partially offset by $0.25 million repayment on our term loan. Financing activities in the first half of 2018 consisted primarily of the $5.0 million use of cash related to repurchase of company stock, partially offset by net $1.0 million borrowed on our term loan, net $1.5 million borrowed on our bank lines of credit, and $279,000 proceeds from the exercise of stock options.

Contractual Obligations

Our contractual cash obligations at June 30, 2019 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 Years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$5,495,000	$5,488,000	$7,000	$—	$—
Operating lease	1,464,000	469,000	995,000	—	—
Financing leases	17,000	17,000	—	—	—
Total contractual obligations	$6,976,000	$5,974,000	$1,002,000	$—	$—

Off-Balance Sheet Arrangements

As of June 30, 2019, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Index

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank term loan and credit line facilities. Amounts outstanding under the term loan bear interest at lender's prime rate (minimum of 4.25%) plus 1.75%. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the lender's prime rate (minimum of 4.25%) plus 0.75%, for both the domestic line (up to $2.0 million) and the international line (up to $0.5 million). Accordingly, interest rate increases could increase our interest expense on outstanding term loan and credit line balances. Based on a sensitivity analysis during the three months ended June 30, 2019, an increase of 1% in the interest rate would have increased our second quarter borrowing costs by approximately $4,221.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended June 30, 2019, an adverse change of 10% in exchange rates would have resulted in an decrease in our net income for the second quarter of 2019 of approximately $60,000 if left unprotected. For the second quarter of 2019, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $1,100. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the second quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our credit agreements with our bank requires us to maintain compliance with an asset coverage ratio of no less than 1.25 to 1.0, measured monthly. The agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock, enter into transactions with affiliates and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. The agreement also contains customary events of default including, among others, payment defaults, breaches of covenants, bankruptcy and insolvency events, cross defaults with certain material indebtedness, judgment defaults, and breaches of representations and warranties. Upon an event of default, our bank may declare all or a portion of our outstanding obligations payable to be immediately due and payable and exercise other rights and remedies provided for under the agreement. During the existence of an event of default, interest on the obligations could be increased. The agreement may be terminated by us or by our bank at any time. Upon such termination, our bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at our bank’s discretion and our bank is not obligated to make advances.

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

A significant portion of our revenue comes from a limited number of distributors. In the first half year of 2019 and 2018, Ingram Micro Inc. and BlueStar, Inc. together represented approximately 61% and 54%, respectively, of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with any of our significant distributors, we would experience disruption and delays in marketing our products.

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

A number of our officers and senior managers have been employed for more than twenty years by us. Our future success will depend upon the continued service of key officers and senior managers. Competition for officers and senior managers is intense, and there can be no assurance that we will be able to retain our existing senior personnel. The loss of one or more of our officers or key senior managers could adversely affect our ability to compete.

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

As of August 6, 2019, we had 5,999,653 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of August 6, 2019, we had 2,457,205 shares of common stock subject to outstanding options under our stock option plans, and 144,167 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2018 through August 6, 2019, our common stock price fluctuated between a high of $4.16 and a low of $1.35. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: August 14, 2019	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2019	/s/Lynn Zhao
Lynn Zhao
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