Form 10-Q
period 2019-09-30
SOCKET MOBILE, INC.
filed 2019-11-14
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

The number of shares of Common Stock ($0.001 par value) outstanding as of November 8, 2019 was 5,999,653 shares.

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues	$4,980,060	$4,136,593	$14,668,757	$12,309,979

Cost of revenues	2,343,758	1,959,956	7,002,971	5,937,026

Gross profit	2,636,302	2,176,637	7,665,786	6,372,953

Operating expenses:
Research and development	1,015,051	884,497	2,906,271	2,748,310
Sales and marketing	785,295	738,804	2,312,305	2,210,499
General and administrative	706,485	584,256	2,052,882	1,874,069
Total operating expenses	2,506,831	2,207,557	7,271,458	6,832,878

Operating income (loss)	129,471	(30,920)	394,328	(459,925)

Interest expense, net	(25,562)	(31,919)	(83,371)	(99,819)

Net income (loss) before income taxes	103,909	(62,839)	310,957	(559,744)

Income tax benefit (expense)	(9,611)	17,582	(85,030)	151,216

Net income (loss)	$94,298	$(45,257)	$225,927	$(408,528)

Net income (loss) per share:

Basic	$0.02	$(0.01)	$0.04	$(0.07)
Diluted	$0.01	$(0.01)	$0.04	$(0.07)

Weighted average shares outstanding:

Basic	5,999,487	5,883,109	5,979,715	6,166,017
Diluted	6,317,270	5,883,109	6,236,673	6,166,017

 See accompanying notes to condensed financial statements.

SOCKET MOBILE, INC. CONDENSED BALANCE SHEETS
	September 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$881,115	$1,084,991
Accounts receivable, net	3,062,209	2,367,177
Inventories, net	2,528,238	2,272,328
Prepaid expenses and other current assets	404,989	307,832
Deferred cost on shipments to distributors	257,241	165,024
Total current assets	7,133,792	6,197,352

Property and equipment:
Machinery and office equipment	2,200,567	2,188,835
Computer equipment	1,243,799	992,531
	3,444,366	3,181,366
Accumulated depreciation	(2,627,141)	(2,492,154)
Property and equipment, net	817,225	689,212

Goodwill	4,427,000	4,427,000
Other long-term assets	213,504	236,565
Deferred tax assets	5,668,870	5,780,938
Operating lease right-of-use asset	1,021,164	1,265,648
Total assets	$19,281,555	$18,596,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,789,991	$1,533,456
Accrued payroll and related expenses	634,458	512,307
Deferred revenue on shipments to distributors	621,988	396,974
Short term portion of deferred service revenue	34,933	33,644
Bank lines of credit	1,428,961	1,316,778
Term loan – current portion	458,333	500,000
Operating lease – current portion	408,162	376,160
Finance lease – current portion	12,332	15,697
Total current liabilities	5,389,158	4,685,016

Long-term portion of deferred service revenue	44,809	31,291
Long-term portion of term loan	—	333,333
Long-term portion of operating lease	824,704	1,134,350
Long-term portion of finance lease	—	8,290
Total liabilities	6,258,671	6,192,280

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 5,999,653 shares at September 30, 2019 and 5,883,109 shares at December 31, 2018	6,000	5,883
Additional paid-in capital	60,916,306	60,523,901
Accumulated deficit	(47,899,422)	(48,125,349)
Total stockholders’ equity	13,022,884	12,404,435
Total liabilities and stockholders’ equity	$19,281,555	$18,596,715

 See accompanying notes to condensed financial statements.

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income (loss)	$225,927	$(408,528)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	392,008	361,674
Depreciation and amortization	333,451	314,770
Changes in deferred taxes	112,068	(151,215)

Changes in operating assets and liabilities:
Accounts receivable	(695,032)	155,653
Inventories	(255,910)	305,053
Prepaid expenses and other assets	(98,477)	72,093
Accounts payable and accrued expenses	256,535	91,850
Accrued payroll and related expenses	122,151	(102,234)
Net deferred income on shipments to distributors	132,797	(4,777)
Deferred service revenue	14,807	(1,920)
Net change in operating lease	(33,160)	(19,976)
Net cash provided by operating activities	507,165	612,443

Investing activities
Purchases of equipment	(437,083)	(388,802)
Net cash used in investing activities	(437,083)	(388,802)

Financing activities
Payments on financing leases	(11,655)	(21,289)
Proceeds from borrowings under bank line of credit agreement	13,038,000	9,416,353
Repayments of borrowings under bank line of credit agreement	(12,925,817)	(7,889,663)
Proceeds from bank term loan	—	4,000,000
Repayments of bank term loan	(375,000)	(3,041,667)
Common stock repurchases and related expenses	—	(5,021,830)
Stock options exercised	514	279,177
Net cash used in financing activities	(273,958)	(2,278,919)

Net decrease in cash and cash equivalents	(203,876)	(2,055,278)

Cash and cash equivalents at beginning of period	1,084,991	3,379,508
Cash and cash equivalents at end of period	$881,115	$1,324,230

Supplemental disclosure of cash flow information
Cash paid for interest	$81,060	$86,754
Cash paid for income taxes	$—	$—

See accompanying notes to condensed financial statements.

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	5,883,109	$5,883	$60,523,901	$(48,125,349)	$12,404,435
Restricted stock grants	116,050	116	(116)	—	—
Stock-based compensation	—	—	121,965	—	121,965
Net income	—	—	—	11,839	11,839
Balance at March 31, 2019	5,999,159	5,999	60,645,750	(48,113,510)	12,538,239
Stock-based compensation	—	—	137,035	—	137,035
Net income	—	—	—	119,790	119,790
Balance at June 30, 2019	5,999,159	$5,999	$60,782,785	$(47,993,720)	$12,795,064
Stock options exercised	494	1	513	—	514
Stock-based compensation	—	—	133,008	—	133,008
Net income	—	—	—	94,298	94,298
Balance at September 30, 2019	5,999,653	$6,000	$60,916,306	$(47,899,422)	$13,022,884

See accompanying notes to condensed financial statements.

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	7,011,128	$7,011	$64,777,620	$(47,554,208)	$17,230,423
Stock options exercised	117,852	118	275,145	—	275,263
Cost of tender offer	(1,250,000)	(1,250)	(5,018,616)	—	(5,019,866)
Stock-based compensation	—	—	112,133	—	112,133
Net loss	—	—	—	(225,029)	(225,029)
Balance at March 31, 2018	5,878,980	5,879	60,146,282	(47,779,237)	12,372,924
Stock options exercised	4,129	4	4,032	—	4,036
Cost of tender offer	—	—	(2,086)	—	(2,086)
Stock-based compensation	—	—	118,843	—	118,843
Net loss	—	—	—	(138,242)	(138,242)
Balance at June 30, 2018	5,883,109	$5,883	$60,267,071	$(47,917,479)	$12,355,475
Stock-based compensation	—	—	130,698	—	130,698
Net loss	—	—	—	(45,257)	(45,257)
Balance at September 30, 2018	5,883,109	$5,883	$60,397,769	$(47,962,736)	$12,440,916

 See accompanying notes to condensed financial statements.

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. At September 30, 2019 and December 31, 2018, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance on deposit in these accounts may, at times, exceed the federally insured limits. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

On January 1, 2017, the Company adopted ASC 606 “Revenue from Contracts with Customers” and implemented a new revenue recognition policy. Instead of deferring 100% of revenue and cost of revenue until products are sold by distributors, the new policy recognizes revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. At September 30, 2019, the deferred revenue and deferred cost on shipments to distributors were approximately $621,988 and $257,241 respectively, compared to approximately $396,974 and $165,024, respectively, at December 31, 2018.

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee is required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company adopted ASU 2016-02 effective January 1, 2019, which had no impact on the Company’s Statements of Operations. The most significant impact was the recognition of right-of-use assets and liabilities for the operating lease. Adoption of the standard required the Company to restate the reported results in its earliest comparable period, January 1, 2018, including the recognition of additional operating lease right-of-use assets and liabilities. As a result, there was an increase in assets and corresponding liabilities of approximately $1.57 million on January 1, 2018. At September 30, 2019, the balances of right-of-use assets and liabilities for the operating lease are approximately $1.02 million and $1.23 million, respectively, compared to approximately $1.27 million and $1.51 million, respectively, at December 31, 2018.

Recently Issued Financial Accounting Standards

In July 2019, the FASB issued ASU 2019-07, “Codification Updates to SEC Sections — Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update)” (“ASU 2019-07”). ASU 2019-07 aligns the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. ASU 2019-07 is effective immediately. The adoption of ASU 2019-07 did not have a material impact on the Company’s financial statements.

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

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories at September 30, 2019 and December 31, 2018 were as follows:

	September 30,	December 31,
	2019	2018
Raw materials and sub-assemblies	$3,140,461	$2,785,154
Finished goods	255,938	335,335
Inventory reserves	(868,161)	(848,161)
Inventories, net	$2,528,238	$2,272,328

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

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

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

The Asset Coverage Ratio was 1.88 to 1.00 on September 30, 2019. During the three months and nine months ended September 30, 2019, total repayments of the term loan was $125,000 and $375,000. During the nine months ended September 30, 2019, total amount borrowed under the domestic and international lines was $13,038,000 and the total repayments was $12,925,817. At September 30, 2019, the total borrowing capacity was approximately $237,000. Amounts outstanding under the term loan and bank credit facilities at September 30, 2019 are as follows:

September 30, 2019
Long-term portion of term loan	—
Current-portion of term loan	458,333
Term loan	$458,333

September 30, 2019
Lines of credit -domestic line	929,520
Lines of credit -EXIM line	499,441
Total lines of credit	$1,428,961

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

Interest expense on the term loan for three and nine months ended September 30, 2019 was $9,031 and $38,225, respectively. Interest expense on the amounts drawn under the Company’s bank credit lines during the three and nine months ended September 30, 2019 was $16,633 and $45,310. Accrued interest payable related to the amounts outstanding under the term loan and bank credit facilities at September 30, 2019 was $15,877.

NOTE 5 — Segment Information and Concentrations

Segment Information

The Company operates in the mobile barcode scanning and RFID/NFC data capture market. Mobile scanning typically consists of using mobile devices such as smartphones or tablets, with mobile scanning peripherals for data collection, and third-party vertical applications software. The Company distributes its products in the United States and foreign countries primarily through distributors and resellers. The Company markets its products primarily through application developers whose applications are designed to work with Company’s products. Revenues by geographic area for three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Americas	$3,283,745	$3,256,758	$10,937,316	$9,573,354
Europe	817,420	533,414	1,915,343	1,816,803
Asia Pacific	878,895	346,421	1,816,098	919,822
Total revenues	$4,980,060	$4,136,593	$14,668,757	$12,309,979

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three and nine-month periods ended September 30, 2019 and 2018 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Ingram Micro Inc.	34%	30%	39%	32%
BlueStar, Inc.	16%	25%	18%	23%
Nippon Primex, Inc.	12%	*	*	*
Ingram Micro Pan Europe GmbH	10%	*	*	*
ScanSource, Inc.	*	11%	*	10%

_____________

* Customer accounted for less than 10% of total revenues for the period

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks. To date, the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition but generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at September 30, 2019 and December 31, 2018 were as follows:

	September 30,	December 31,
	2019	2018
Ingram Micro Inc.	37%	41%
Ingram Micro Pan Europe GmbH	17%	*
BlueStar, Inc.	14%	19%

_____________

* Customer accounted for less than 10% of total accounts receivable balances for the period

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. At September 30, 2019, 36% of the Company’s accounts payable balances were concentrated in the top three suppliers. For the three months ended September 30, 2019, top three suppliers accounted for 53% of the inventory purchases.

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

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

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

On August 30, 2019 the Company completed a one-time tender offer to exchange 331,314 shares granted under its 2004 Equity Incentive Plan in year 2010 to the current employees, executive officers, and directors of the Company. All surrendered options were cancelled effective as of the expiration of the Exchange Offer on August 30, 2019. The Company granted new options to purchase an aggregate of 331,314 shares of the Company’s common stock pursuant to the terms of the Exchange Offer and the Company’s 2004 Equity Incentive Plan. The new options were priced at the closing market price of $2.32 on August 30, 2019 with a monthly vesting over 4 years and a new 10-year expiration date of August 30, 2029. The Company’s stockholders approved the implementation of this stock option exchange program at its 2019 annual meeting of stockholders on May 22, 2019.

Total stock-based compensation expense for the three months and nine months ended September 30, 2019, was $133,008 and $392,008, respectively.

NOTE 7 — Net Income (Loss) Per Share Applicable to Common Stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$94,298	$(45,257)	$225,927	$(408,528)

Denominator:
Weighted average shares outstanding used in computing net income (loss) per share:
Basic	5,999,487	5,883,109	5,979,715	6,166,017
Effect of dilutive stock options	317,783	—	256,958	—

Diluted	6,317,270	5,883,109	6,236,673	6,166,017

Net income (loss) per share applicable to common stockholders:
Basic	$0.02	$(0.01)	$0.04	$(0.07)
Diluted	$0.01	$(0.01)	$0.04	$(0.07)

In the three and nine months ended September 30, 2019, 2,128,547 and 2,189,372, respectively, stock options were excluded in the calculation of diluted net loss per share because their effect would be anti-dilutive. In the three and nine months ended September 30, 2018, 2,358,059 stock options were excluded in the calculation of diluted net loss per share because their effect would be anti-dilutive.

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

NOTE 8 — Income Taxes

The Tax Cuts and Jobs Act of 2017, effective on January 1, 2018, eliminates alternative minimum taxes and lowers the U.S. federal corporate income tax from 34% to 21%. In the three and nine months ended September 30, 2019, the Company recorded deferred tax expenses of $37,449 and $85,030, respectively. In the same periods a year ago, the Company recorded income tax benefits of $17,582 and $151,216, respectively, with the expectation of a return to profitable operating results and full utilization of the Company’s Net Operating Loss carryforwards.

In Q3 2019, the Company also recorded a tax refund of $27,838 resulted of AMT paid in the prior years.

NOTE 9 — Commitments and Contingencies

Operating Lease Obligations

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. The lease agreement expires on June 30, 2022.

Monthly base rent increases four percent per year annually on July 1st of each year. The Company recognizes operating lease expense on a straight-line basis over the lease term. The operating lease expense was $103,208 and $309,625 for the three and nine-month periods ended September 30, 2019 and 2018, respectively.

Cash payments included in the measurement of our operating lease liabilities were $117,268 and $342,785 for the three and nine-month periods ended September 30, 2019, respectively, compared to $112,758 and $329,601, respectively, for the same periods a year ago.

Future minimum lease payments under the operating lease at September 30, 2019 are as shown below:

Annual minimum payments:	Amount
2019 (October 1, 2019 to December 31, 2019)	$117,268
2020	478,455
2021	497,594
2022 (through June 30, 2022)	253,675
Total minimum payments	$1,346,992

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

Financing Lease Obligations

The new standard, ASU 2016-02 classifies lessee leases into two types, operating and finance. The Company leases certain of its equipment under finance leases. These leases are collateralized by their underlying assets. At September 30, 2019 and December 31, 2018, equipment with a cost of $100,584 was subject to such financing arrangements. The accumulated depreciation of the assets associated with the financing leases as of September 30, 2019 and December 31, 2018, amounted to $88,565 and $76,546 respectively.

Future minimum payments under financing lease and equipment financing arrangements as of September 30, 2019 are as follows:

Annual minimum payments:	Amount
2019 (October 1, 2019 to December 31, 2019)	$4,227
2020	8,455
Total minimum payments	12,682
Less amount representing interest	(350)
Present value of net minimum payments	12,332
Short term portion of financing leases	(12,332)
Long term portion of financing leases	$—

Purchase Commitments

As of September 30, 2019, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $3,758,000.

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

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

NOTE 10 — Subsequent Events

The Company has evaluated events from September 30, 2019 through the date the financial statements were issued. Except as disclosed below, there were no subsequent events that need disclosure.

On October 23, 2019, The Board of Directors unanimously approved the appointment of Ivan Lazarev to serve as an independent director until the next annual meeting. Mr. Lazarev was granted a stock option of 5,542 shares vesting monthly over 19 months commencing October 23, 2019. The Board also appointed independent director Bill Parnell, the chairmanship of the Compensation Committee. Mr. Parnell was granted a supplemental stock option of 1,000 shares vesting over 19 months commencing October 23, 2019 to reflect his board committee leadership role.

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

Standard companion cordless barcode scanners. Our SocketScan® 700 Series barcode scanners include 1D linear imaging (S700), 1D laser (S730), 2D (S740 and S760) barcode scanners, available in five vivid colors: blue, green, red, white and yellow. S740 reads all common 1D, stacked, 2D and postal codes. In addition to 1D and 2D barcodes, S760 scans DotCode and most international travel IDs and passports.

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

Attachable cordless barcode scanners. Our SocketScan 800 Series cordless barcode scanners, 1D linear imaging (S800) and 2D (S840, S860) are attachable to smartphones, tablets and other mobile devices with an easily detachable clip or DuraSled, creating a one-handed solution. In Q3, we rebranded and repositioned our Scanning Sled as DuraSled to eliminate the confusion caused by the previously marketed DuraCase. DuraSled enables both devices to be used and charged simultaneously and protects from common drops or bumps. Newly introduced DuraSled models support iPhone 10 and 11. S860 includes MRZ (machine readable support zone) support, making it capable of scanning DotCode, passports, visas, and other travel documents in addition to barcodes. SocketScan 800 Series scanners may be used stand-alone as well.

Contactless RFID/NFC reader writer. Our contactless product line includes the D600 Contactless Reader/Writer and S550 Token Exchange. The D600, an ergonomically handheld model with IP54-rated outer casing, can read and write many different types of electronic SmartTags or transfer data with near field communication. The S550 Token Exchange facilitates tap-and-go NFC user experiences with mobile wallets and consumer engagements, applicable for payment applications, contactless passes, identifications, ticketing and others which leverage the exchange of electronic “tokens”. These tokens can be exchanged via NFC enabled devices. Many smartphones support NFC communications and are expected to enable third party applications to transfer tokens utilizing NFC. S550 is currently available to developers and is scheduled to be launched in Q1 2020.

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

We design our own products and are responsible for all associated test equipment. Many of our components are made by third party contract manufacturers. We perform final product assembly, test, packaging and distribute our products worldwide at and from our Newark, California facility. We offer our products through two-tier distribution enabling customers to purchase from large numbers of on-line resellers and through online stores around the world including application developers who resell their own products along with our data capture products. We believe growth in mobile applications and the mobile workforce are resulting from technical advances in mobile technologies, cost reductions in mobile devices and the growing adoption by businesses of mobile applications for smartphones and tablets, building a growing demand for our products. Our data capture products address the need for speed and accuracy by today’s mobile workers and by the systems supporting those workers, thereby enhancing their productivity and allowing them to exploit time sensitive opportunities and improve customer satisfaction.

Revenues

Total revenues for the three and nine months ended September 30, 2019 were $5.0 million and $14.7 million, respectively, an increase of 20% and 19%, respectively, from revenues of $4.1 million and $12.3 million, respectively, in the comparable periods one year ago.

Mobile point of sale (mPOS) applications continued to be our primary growth driver in Q3 2019. Comparted to the same quarter a year ago, sales in Japan benefitted greatly from a government incentive program that provided rebates to small businesses upgrading to an on-line POS system. Increased sales in Europe were primarily driven by an iPad-based solution deployment. Sales in America remained unchanged.

Cost of Sales and Gross Margins

 Cost of sales primarily consists of the costs to manufacture our products, including the costs of materials, contract manufacturing, shipping costs, personnel and related expenses including stock-based compensation, equipment and facility expenses, warranty costs and inventory excess and obsolete provisions.

The factors that impact our gross margins are the cost of materials, the mix of products and the extent to which we are able to efficiently utilize our manufacturing capacity. Our gross margins on sales for the three and nine-month periods ended September 30, 2019 were 52.9% and 52.3%, respectively compared to 52.6% and 51.8%, respectively, for the corresponding periods a year ago.

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

Research and development expense in the three and nine months ended September 30, 2019 were $1,015,052 and $2,906,271, an increase of 15% and 6% compared to expenses of $884,497 and $2,748,310 in the corresponding periods a year ago. Increase in the level of research and development expense was primarily due to increase in compensation and benefits including stock-based compensation expense as result of an increase in annual salaries and headcount additions to facilitate product development and meet more complex requirements of today’s products. We expect research and development expense to increase slightly for the remainder of the year.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salaries and stock-based compensation for our sales and marketing personnel, fees for sales consultants, fees for professional services, marketing programs, advertising costs and travel expenses.

Sales and marketing expense in the three and nine months ended September 30, 2019 were $785,295 and $2,312,305, an increase of 6% and 5% compared to the expense of $738,804 and $2,210,499 in the corresponding periods a year ago.  The increase was primarily due to an increase in compensation and benefits including stock-based compensation expense as a result of an increase in annual salaries. Sales and marketing expense for Q4 2019 is expected to remain flat.

General and Administrative Expense

General and administrative expenses consist primarily of general corporate costs, including personnel expenses, financial reporting, corporate governance and compliance and outside legal, audit and tax fees.

General and administrative expense in the three and nine months ended September 30, 2019 were $706,485 and $2,052,882, an increase of 21% and 10% compared to the expense of $584,256 and $1,874,069 in the corresponding periods a year ago. The increase was primarily due to the legal expenses associated with the document preparation for the one-time tender offer to exchange 331,314 shares granted in year 2010 to our current employees, officers and directors.

Interest Expense, Net of Interest Income

 Interest expense represents interest expense on our term loans, lines of credit and equipment lease financing obligations. Interest income reflects interest earned on cash balances. Interest income was nominal reflecting low average cash balances combined with low average rates of return.

Interest expense, net of interest income, in the three and nine months ended September 30, 2019 was approximately $25,600 and $83,400, respectively, compared to $31,919 and $99,819, respectively, in the same periods one year ago. Interest expense in 2019 was primarily related to interest on bank term loan and credit line facilities (see “NOTE 4 — Bank Financing Arrangements” for more information). Average outstanding balance of bank term loan and credit lines during Q3 2019 was $1.58 million. Interest expense in 2018 was primarily related to interest on the term loan borrowed for repurchase of our common stock and credit line facilities. Average outstanding balance of bank term loan and credit lines during the Q3 2018 was $1.67 million.

Income Taxes

The Tax Cuts and Jobs Act of 2017, effective on January 1, 2018, eliminates alternative minimum taxes and lowers the U.S. federal corporate income tax rate from 34% to 21%. California corporate net income tax rate is 6.98% after allowing for federal deductibility. In the first nine months of 2019, our stock-based compensation of $392,000 is the primary permanent difference between financial and tax expense which increased our taxable income. We estimated our federal and state effective tax rate to be 36% in 2019. In the three and nine months ended September 30, 2019, we recorded a deferred tax expense of $37,400 and $85,000, respectively. In the three and nine months ended June 30, 2018, we recorded deferred tax benefits of $17,600 and $151,200, respectively, with the expectation of a return to profitable operating results and full utilization of our net operating loss carryforwards. Our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at $5,669,000 at September 30, 2019.

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

Liquidity and Capital Resources

As reflected in our Statements of Cash Flows, net cash provided by operating activities was approximately $507,000 in the first nine months of 2019, compared to net cash provided by operating activities of approximately $612,000 in the comparable period a year ago. We calculate net cash used in or provided by operating activities by increasing our net income ($225,927 in the first nine months of 2019) or decreasing our net loss ($408,528 in the first nine months of 2018) by the expenses, such as stock-based compensation expense, depreciation, and deferred tax expense, that did not require the use of cash. These amounts totaled $837,527 and $525,229 in the first nine months of 2019 and 2018, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

In the first nine months of 2019, changes in operating assets and liabilities resulted in a net use of cash of approximately $556,000 which was primarily due to increases in accounts receivable driven by the higher shipments in the second half of Q3, the buildup of inventories to accommodate rising sales and prepayments for insurance policies and inventories. The use of cash was partially offset by an increase in accounts payable due to inventory buildup and the timing of vendor payments, an increase in accrued compensation due to improved financial results in 2019 and an increase in stocking levels in our distribution channel driven by higher level sales out.

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

In the first nine months of 2019 and 2018, we invested approximately $437,000 and $389,000, respectively, in manufacturing tooling costs and computer software development costs.

Net cash used in financing activities was approximately $274,000 in the first nine months of 2019, compared to net cash used of $2.3 million in the comparable period a year ago. Financing activities in the first nine months of 2019 consisted primarily of $375,000 repayment on our term loan, offset by approximately $112,000 borrowed on our bank lines of credit. Financing activities in the first nine months of 2018 consisted primarily of the $5.0 million use of cash related to repurchase of company stock, partially offset by net $958,000 borrowed on our term loan, net $1.53 million borrowed on our bank lines of credit, and $279,000 proceeds from the exercise of stock options.

Contractual Obligations

Our contractual cash obligations at September 30, 2019 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 Years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$3,758,000	$3,758,000	$—	$—	$—
Operating lease	1,347,000	474,000	873,000	—	—
Financing leases	13,000	13,000	—	—	—
Total contractual obligations	$5,118,000	$4,245,000	$873,000	$—	$—

Off-Balance Sheet Arrangements

As of September 30, 2019, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank term loan and credit line facilities. Amounts outstanding under the term loan bear interest at lender's prime rate (minimum of 4.25%) plus 1.75%. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the lender's prime rate (minimum of 4.25%) plus 0.75%, for both the domestic line (up to $2.0 million) and the international line (up to $0.5 million). Accordingly, interest rate increases could increase our interest expense on outstanding term loan and credit line balances. Based on a sensitivity analysis during the three months ended September 30, 2019, an increase of 1% in the interest rate would have increased our third quarter borrowing costs by approximately $3,938.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars.  However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds.  We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier.  We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations.  Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended September 30, 2019, an adverse change of 10% in exchange rates would have resulted in an decrease in our net income for the third quarter of 2019 of approximately $97,000 if left unprotected.  For the third quarter of 2019, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $15,900.  We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A significant portion of our revenue comes from a limited number of distributors. In the nine months of 2019 and 2018, Ingram Micro Inc. and BlueStar, Inc. together represented approximately 57% and 55%, respectively, of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with any of our significant distributors, we would experience disruption and delays in marketing our products.

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

As of November 8, 2019, we had 5,999,653 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of November 8, 2019, we had 2,511,560 shares of common stock subject to outstanding options under our stock option plans, and 157,812 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2018 through November 8, 2019, our common stock price fluctuated between a high of $4.16 and a low of $1.35. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: November 14, 2019	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2019	/s/ Lynn Zhao
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

