Form 10-K
period 2019-12-31
SOCKET MOBILE, INC.
filed 2020-03-26
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 30, 2019, the aggregate market value of the registrant’s Common Stock ($0.001 par value) held by non-affiliates of the registrant was $10,787,934 based on the closing sale price as reported on the NASDAQ Marketplace system.

Number of shares of Common Stock ($0.001 par value) outstanding as of March 23, 2020: 6,301,474 shares

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III are incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2020. Such Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 1. Business

The Company and its Products

We are a leading innovator of data capture and delivery solutions for enhanced productivity in workforce mobilization. Our products are incorporated into mobile applications used in point of sale (POS), commercial services (field workers), asset tracking, manufacturing process and quality control, transportation and logistics (goods tracking and movement), event management (ticketing, entry, access control, and identification), medical and education. Our primary products are cordless data capture devices incorporating barcode scanning or RFID/Near Field Communications (NFC) technologies that connect over Bluetooth. All products work with applications running on smartphones, mobile computers and tablets using operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®). We offer an easy-to-use software developer kit (Capture SDK) to application developers, which enables them to provide their users with our advanced barcode scanning features. Our products are integrated in their application solutions and are marketed by the application developers or the resellers of their applications. The number of our registered developers for data capture applications continues to grow.

Durable companion cordless barcode scanners. Our DuraScan® 700 Series Linear Barcode Scanner (D700), Laser Barcode Scanner (D730) and Universal Barcode Scanner (D740, D750, D760), are designed to be durable barcode scanners with IP54-rated outer casing to withstand tougher environments. Universal Barcode Scanners (D740, D750, D760) read all common 1D, stacked, 2D and postal codes. D740 is priced competitively with a 1D barcode scanner, making D740 the affordable 2D option available in the market. D760 includes MRZ (machine readable zone) support, making it capable of scanning passports, visas, and other travel documents.

Standard companion cordless barcode scanners. In April 2018, we introduced SocketScan® 700 Series barcode scanners to replace the Series 7 scanners. The SocketScan® 700 Series include 1D linear imaging (S700), 1D laser (S730) and Universal Barcode (S740) barcode scanners, available in five vivid colors: blue, green, red, white and yellow. S740 reads all common 1D, stacked, 2D and postal codes.

DuraSled and Attachable cordless barcode scanners. Our SocketScan 800 Series cordless barcode scanners, 1D linear imaging (S800) and 2D (S840, S860) are attachable to smartphones, tablets and other mobile devices with an easily detachable clip or DuraCase, creating a one-handed solution. DuraCase models support iPhone 6/7/8, iPhone 6/7/8 Plus, iPod touch, Samsung J3/J5 and Samsung S7. New DuraCase models are introduced from time to time as new mobile phones are released. S860 includes MRZ (machine readable zone) support, making it capable of scanning passports, visas, and other travel documents in addition to barcodes. SocketScan 800 Series scanners may be used stand-alone as well.

In 2019, We expanded our product line with a new family of products; DuraSled for the iPhone models 6,7,8, X and 11. The DuraSled combines the iPhone and a scanner to make a single-handed solution. The DuraSled both protects the phones from impact damage and provides a robust charging solution for all environments.

Contactless RFID/NFC reader writer. Our contactless product line includes the D600 Contactless Reader/Writer and the S550 Contactless Membership Card Reader/Writer. The D600, an ergonomically handheld model with IP54-rated outer casing, can read and write many different types of electronic SmartTags or transfer data with near field communication. The S550 will enable us to expand our business into the emerging market for tap-and-go solutions that have traditionally been limited to payment solutions, such as Apple Pay, but can now be used for ticketing, access and identification applications. S550 is currently available for the developers.

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

Socket Mobile designs its own products and is responsible for all associated test equipment. Socket Mobile uses third party contract manufacturers to make many components. We perform final product assembly, test, package and distribute our products at and from our Newark, California facility. We offer our products worldwide through two-tier distribution enabling customers to purchase from large numbers of on-line resellers around the world including application developers who resell their own solutions along with our data capture products. We believe growth in mobile applications and the mobile workforce are resulting from technical advances in mobile technologies, cost reductions in mobile devices and the growing adoption by businesses of mobile applications for smartphones and tablets, building a growing demand for our products. Our data capture products address the need for speed and accuracy by today’s mobile workers and by the systems supporting those workers, thereby enhancing their productivity and allowing them to exploit time sensitive opportunities and improve customer satisfaction.

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

General

Total employee headcount at December 31, 2019 and 2018 was 56. We subcontract the manufacturing of all our product components to independent third-party contract manufacturers located in the United States, Mexico, Taiwan, Singapore, China and Malaysia that have the equipment, know-how and capacity to manufacture products to our specifications. We assemble, test and distribute our products from our facilities in Newark, California. Our products are sold through a worldwide network of distributors and on-line resellers, application developers, and value-added resellers.

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

Mobile Markets. Our revenues in 2019 and 2018 were primarily driven by sales of barcode scanners integrated into retail point of sale applications for use with Apple tablets and other mobile devices. Many point of sale application providers develop software for smaller retailers, an underserved market, using tablets as cash registers. Other mobile markets addressed by registered developers include commercial services (field workers), asset tracking, manufacturing process and quality control, transportation and logistics (goods tracking and movement), event management (ticketing, entry, access control, and identification), medical and education. We expect these markets to increase the use of mobile applications and the demand for mobile barcode scanners.

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

Worldwide product availability. We distribute our products through a worldwide distribution network that places products into geographic regions to shorten purchasing times and provides a credit shield to us. Our largest distributors are Ingram Micro®, ScanSource® and Blue Star, and they support a worldwide network of on-line resellers including Amazon.com, CDW®, and Barcodes, Inc. We also offer products on our own online stores.

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

Competition and Competitive Risks

The overall market for mobile handheld data capture solutions is both complex and competitive. Our barcode scanning hardware products compete with similar hardware products in all our markets in the United States, Europe and Asia, and we differentiate our products with our software developer kit and our underlying data capture software designed to work with smartphones, tablets and other mobile computers running the Apple, Android and Windows operating systems. Our longtime focus on creating innovative mobile solutions for the mobile workforce has resulted in good brand name recognition and reputation. We believe that our brand name identifies our products as durable, dependable, ergonomic, and easy to use, all features designed for a mobile worker while mobile, and the breadth of our product offerings, including the extensive advanced features of our software and software developer kit, will continue to differentiate us relative to our competitors.

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

Contactless RFID/NFC Reader/Writer. Socket Mobile developed and commenced sales in 2017 of a Contactless RFID/NFC Reader/Writer, D600 version of our durable handheld barcode scanner. The D600 can read and write many different types of electronic SmartTags which are used in many applications today, like digital wallet applications for loyalty cards, identification cards, payment cards, coupons and event tickets. We have also introduced a Contactless Membership Card Reader/Writer, S550 which enables us to expand our business into the emerging market for tap-and-go solutions that have traditionally been limited to payment solutions, such as Apple Pay, but can now be used for ticketing, access and identification applications. S550 is currently available for the developers. We believe we are an early entrant into this market and do not face significant head to head competition from alternative reader/writer devices.

Proprietary Technology and Intellectual Property

We have been granted 41 U.S. patents and 13 design patents and have other patent applications under review. We have registered trademarks with the U.S. Patent and Trademark Office for the mark “Socket”, our logo, DuraScan, and SocketScan.

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

Personnel

Our future success will depend in significant part upon the continued service of certain of our key technical and senior management personnel, and our continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Our total employee headcount as of December 31, 2019 and 2018 was 56. Our employees are not represented by a union, and we consider our employee relationships to be good. As of December 31, 2019, we had 15 persons in sales, marketing and customer service, 12 persons in development engineering, 8 persons in finance and administration, and 21 persons in operations.

Item 1A. Risk Factors

Global economic conditions may have a negative impact on our business and financial condition in ways that we currently cannot predict and may further limit our ability to raise additional funds.

Global economic conditions may have an impact on our business and our financial condition. We may face significant challenges if global economic growth slows down and conditions in the financial markets worsen. The current Covid-19 pandemic could potentially slowdown product purchases due to worldwide curtailment of business activities to slow down the spread of the coronavirus. Should these conditions cause our revenues to be materially less than forecast, we may find it necessary to initiate reductions in our expenses and defer product development program. In addition, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions.

We may not maintain ongoing profitability.

To maintain ongoing profitability, we must accomplish numerous objectives, including continued growth in our business, ongoing support to registered developers whose applications support the use of our data capture products, and the development of successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient revenue or control our expenses to maintain ongoing profitability. If we cannot maintain ongoing profitability, we will not be able to support our operations from positive cash flows, and we would use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

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

Our products sold in Europe are primarily sold online through third party distributors and resellers operating within the European Common Market, some of whom are based in the U.K. and others whom are based outside of the U.K. All distributors within the European Common Market including the U.K. prior to exit may sell our products anywhere within the common market. Our distributors’ customers may purchase our products from any of these distributors. The impact from Brexit remains uncertain, but the UK’s exit will likely change the trading relationship between the U.K. and the European Union which could affect the cost of goods imported into and exported from the U.K., could increase currency volatility that could drive a weaker British pound which could cause prices of our products sold in the U.K. to increase or profit margins to decline, may affect the ability of our distributors operating within the U.K. to sell our products into the European Common Market on competitive terms, and may affect the ability of our distributors operating within the European Common Market but outside of the U.K. to sell our products into the U.K. on competitive terms. With a range of outcomes still possible, the impact from Brexit will depend, in part, on the final outcome of tariff, trade, regulatory and other negotiations.

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

A significant portion of our revenue comes from a limited number of distributors. In 2019 and 2018, Ingram Micro® and BlueStar together represented approximately 59% and 53%, respectively, of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any of our distributors could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with any of our significant distributors, we would experience disruption and delays in marketing our products.

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

The expensing of options and restricted stocks will continue to reduce our operating results such that we may find it necessary to change our business practices to attract and retain employees.

We have been using stock options and restricted stocks as a key component of our employee compensation packages. We believe that stock options and restricted stocks provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options and restricted stocks adversely affects our net income and earnings per share, will continue to adversely affect future quarters, and will make profitability harder to achieve. In addition, we may decide in response to the effects of expensing stock options on our operating results to reduce the number of stock options or restricted stocks granted to employees or to grant to fewer employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

Our export sales are primarily denominated in Euros for our sales to European distributors and in British pounds for our sales to UK distributors. Accordingly, an increase in the value of the United States dollar relative to Euro or British pound could make our products more expensive and therefore potentially less competitive in European markets. Declines in the value of the Euro or pound relative to the United States dollar may result in foreign currency losses relating to collection of receivables denominated if left unhedged.

Our facilities or operations could be adversely affected by events outside out control, such as natural disasters or health epidemics.

Our corporate headquarters is located in seismically active region in Northern California. If major disasters such as earthquakes occur, or our information system or communications network breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, we may be affected by the current health epidemic, Covid-19 if such an epidemic persists for an extended period of time. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

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

As of March 23, 2020, we had 6,301,474 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of March 23, 2020, we had 2,249,925 shares of common stock subject to outstanding options under our stock option plans, and 298,568 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2019 through March 23, 2020, our common stock price fluctuated between a high of $2.80 and a low of $0.76. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

On March 23, 2020, the closing sales price for our common stock as reported on the NASDAQ Marketplace was $1.04. We had approximately 2,300 beneficial stockholders of record as of March 23, 2020. We have not paid dividends on our common stock, and we currently intend to retain future earnings for use in our business and do not anticipate paying dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Performance Graph

The performance graph shown below shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of Socket Mobile, Inc. under the Securities Act of 1933, as amended, or the Exchange Act. The performance graph below shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from December 31, 2014 through December 31, 2019 comparing the return on the Company's common stock with the Russell 2000 Index and the NASDAQ Computer & Data Processing Index. No dividends have been declared or paid on the common stock during such period. Historical stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and the notes thereto in Item 8, “Financial Statements and Supplementary Data.”

	Years Ended December 31,
(Amounts in thousands except per share)	2015	2016	2017	2018	2019
Income Statement Data:
Revenues	$18,400	$20,788	$21,286	$16,454	$19,253
Gross profit	$8,935	$10,434	$11,390	$8,456	$10,101
Operating expenses	$6,806	$7,871	$8,972	$9,042	$9,494
Net income (loss) before income taxes	$1,849	$2,432	$2,338	$(715)	$506
Income tax benefit (expense)	$(32)	$9,715	$(3,769)	$144	$(219)
Net income (loss)	$1,817	$12,147	$(1,431)	$(571)	$287
Net income (loss) per share: Basic	$0.33	$2.10	$(0.23)	$(0.09)	$0.05
Diluted	$0.30	$1.80	$(0.23)	$(0.09)	$0.05
Weighted average shares outstanding:
Basic	5,555	5,793	6,293	6,095	5,984
Diluted	5,975	6,820	6,293	6,095	6,208

	At December 31,
	2015	2016	2017	2018	2019
Balance Sheet Data:
Cash and cash equivalents	$938	$1,319	$3,380	$1,085	$959
Total assets	$9,688	$21,587	$19,854	$18,597	$19,458

Bank line of credit	$—	$—	$—	$1,317	$1,413
Term loan	$—	$—	$—	$833	$333
Related party convertible notes payable	$753	$753	$—	$—	$—
Short term notes payable	$500	$—	$—	$—	$—
Capital leases and deferred rent - long term portion	$305	$327	$271	$—	$—
Operating lease	$—	$—	$—	$1,134	$1,511

Total stockholders’ equity	$3,343	$16,170	$17,230	$12,405	$13,234

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

After a profitable growth from 2013 through 2017, we reported a net loss in 2018 due to lower revenues caused by a longer than expected transition to the new SocketScan products. In 2019, we have returned to profitable growth. We generated $19.3 million in revenue in 2019, an increase of 17% compared to revenue of $16.5 million in 2018. Net income before tax in 2019 was $0.5 million compared to net loss before tax of $0.7 million in 2018. As of December 31, 2019, we had approximately $1.0 million cash including $1.4 million advanced on our bank lines of credit and $0.3 million term loan, compared to $1.1 million cash including $1.3 million advanced on our bank lines of credit and $0.8 million term loan at December 31, 2018. We require cash for financing our receivables and inventories, paying operating expenses and capital expenditures. We meet our liquidity needs and finance our capital expenditures from funds provided by operations along with borrowings under the revolving credit lines. We believe our current cash resources, projected operating cash flow, and remaining capacity under our continuing bank lines of credit are sufficient to cover all of our expected working capital needs and planned capital expenditures.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our financial statements for the years ended December 31, 2019 and 2018. The application of these policies requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on a combination of historical experience and reasonable judgment applied to other facts. Actual results may differ from these estimates, and such differences may be material to the financial statements. In addition, the use of different assumptions or judgments may result in different estimates. We believe our critical accounting policies that are subject to these estimates are: Revenue Recognition and Accounts Receivable Reserves, Inventory Valuation, Stock Based-Compensation, Income Taxes and Valuation of Goodwill.

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

Earnings (Loss) Per Share

The basic computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, "Earnings Per Share”.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive.

Revenue Recognition and Accounts Receivable Reserves

On January 1, 2017, we adopted ASC 606 “Revenue from Contracts with Customers” and implemented a new revenue recognition policy. Previously we deferred 100% of revenue and cost of revenue until products are sold by distributors. Under the new policy, we recognize revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. At December 31, 2019, the deferred revenue and deferred cost on shipments to distributors were approximately $611,000 and $234,000, respectively, compared to approximately $397,000 and $165,000, respectively, at December 31, 2018.

We generally recognize revenues on sales to customers other than distributors upon shipment provided that contract with the customer is identified, performance obligations in the contract are satisfied, and the price is determined. Most of our customers other than distributors do not have rights of return except under warranty.

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

Stock-Based Compensation

We account for share-based awards to employees, including grants of employee stock options and restricted stocks, in our financial statements based on the grant date fair values of the share-based awards. We use a binomial lattice valuation model to estimate the fair value of stock option grants. The binomial lattice model incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employment termination behavior, and these factors affect the estimate of the fair value of the stock option grants.

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

We estimate the fair value of our reporting unit utilizing up to three valuation methods: market capitalization, income approach and market approach. Revenue and expense forecasts used in the evaluation of goodwill are based on trends of historical performance and our estimate of future performance. We determined that the fair value of the Company's reporting unit at September 30, 2019, the date of the Company’s annual impairment test, exceeded its carrying value and as a result, goodwill is considered not impaired. Furthermore, we determined there were no indicators of impairment in the subsequent fourth quarter 2019.

Revenues

Revenue for 2019 was $19.3 million, an increase of 17% compared to revenue of $16.5 million for 2018. Revenue in 2019 was driven by the growth of our SocketScan products which represented 58% of revenue and grew at 22% compared to 2018. Revenue in 2018 was impacted by a longer than expected transition to the new SocketScan products and lack of corporate deployments.

Our DuraScan products, which are weatherproof and ruggedized and primarily targeted at commercial, industrial, warehousing and outdoor application and their associated customers. In 2019, the DuraScan products represented about 19% of revenue, but only grew at 1% compared to 2018. We redesigned and retooled DuraScan products to improve their durability and to add field upgradeable battery option in 2019, which we believe will help to grow this portion of our business significantly going forward.

Our DuraSled and attachable scanners made up 12% of our 2019 revenue and grew at a modest 5% compared to 2018. This DuraSled family of products is designed to be used as a single-handed solution combined with a phone. In 2019, we upgraded our solution to support both the iPhone 10 and 11, enabling us to offer a complete range of iPhone solutions, with support for iPhone 6’s to iPhone 11’s.

Gross Margins

Annual gross margins on revenue increased slightly to 52.5% in 2019 from 51.4% in 2018.

Research and Development Expense

Research and development expenses in 2019 were $3.9 million, an increase of 7% compared to expense of $3.6 million one year ago. Increase in the level of research and development expenses was due to slightly increased personnel-related costs as well as outside services and consulting.

Research and Development expenses as a percentage of revenue were 20% in 2019 compared to 22% in 2018. We believe that a continued commitment to Research and Development activities is essential to maintain or achieve a leadership position for our existing products, to provide innovative new product offerings, and to provide engineering support for key customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant Research and Development investments in the future. The investment percentage is impacted by revenue levels and investing cycles.

Sales and Marketing Expense

Sales and marketing expense in 2019 remained flat compared to 2018. Increases in outside services and consulting expenses in 2019 were offset by lower advertising expenses in 2019.

General and Administrative Expense

General and administrative expense in 2019 was $2.6 million, an increase of 7% compared to $2.4 million in 2018. Increases in general and administrative expense were primarily due to an increase in personnel-related costs and higher levels of achievement on performance plans in 2019 as well as additional consulting expenses.

Interest Expense, net of Interest Income

Interest expense and other, net of interest income and other, was $101,000 in 2019 compared to $129,000 in 2018. Interest expenses in both 2019 and 2018 were primarily related to interest on bank term loan and credit line facilities (see “NOTE 2 — Bank Financing Arrangements” for more information). Average total outstanding balance of bank term loan and credit lines during 2019 was $1.49 million, compared to $1.94 million during 2018. Additionally, interest expense in each of the comparable periods includes interest on equipment lease financing obligations.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable periods, reflecting low average rates of return.

Income Taxes

The Tax Cuts and Jobs Act of 2017, effective on January 1, 2018, eliminates alternative minimum taxes and lowers the U.S. federal corporate income tax from 34% to 21%. California corporate net income tax rate is 6.98% after allowing for federal deductibility. In 2019, our stock-based compensation of $519,891 is the primary permanent difference between financial and tax income, which increased our taxable income and the effective tax rate. We recorded a deferred tax expense of $274,000 in 2019, compared to a deferred tax benefit of $143,000 in 2018 with the expectation of a return to profitable operating results and full utilization of our net operating loss carryforwards. Our net operating loss carryforwards do not begin expiring until the end of 2023 if not used. Our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at $5,507,000 at December 31, 2019.

Quarterly Results of Operations

The following table sets forth summary quarterly statements of operations data for each of the quarters in 2018 and 2019. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in our opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended (unaudited)
(amounts in thousands, except per share amounts)	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019
Summary Quarterly Data:
Revenue	$3,981	$4,192	$4,137	$4,144	$4,629	$5,060	$4,980	$4,584
Cost of revenue	1,917	2,060	1,960	2,061	2,229	2,430	2,344	2,149
Gross profit	2,064	2,132	2,177	2,083	2,400	2,630	2,636	2,435
Operating expenses:
Research and development	947	917	885	892	894	998	1,015	987
Sales and marketing	738	734	739	771	756	771	785	703
General and administrative	664	625	584	546	703	643	707	533
Total operating expenses	2,349	2,276	2,208	2,209	2,353	2,412	2,507	2,223
Interest income (expense) and other, net	(20)	(48)	(32)	(29)	(28)	(29)	(25)	(17)
Income tax (expense) benefit	80	54	18	(8)	(7)	(69)	(10)	(134)
Net income (loss)	$(225)	$(138)	$(45)	$(163)	$12	$120	$94	$61
Basic net income (loss) per share	$(0.03)	$(0.02)	$(0.01)	$(0.03)	$0.00	$0.02	$0.02	$0.01
Fully diluted net income (loss) per share	$(0.03)	$(0.02)	$(0.01)	$(0.03)	$0.00	$0.02	$0.01	$0.01

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

Cash Flows and Contractual Obligations

As reflected in our Statements of Cash Flows, net cash provided by operating activities in 2019 was $0.87 million, compared to $0.75 million in 2018. We calculate net cash provided by or used in operating activities by increasing our net income ($0.3 million in 2019) or reducing our net loss ($0.6 million in 2018) by the expenses, such as stock-based compensation expense, depreciation, amortization of intangible assets, and deferred tax expense, that did not require the use of cash, and by increasing our net loss by the benefits, such as deferred tax benefits, that did not generate cash. The net amounts were $1.26 million and $0.78 million in 2019 and 2018, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In 2019, changes in operating assets and liabilities resulted in a net use of cash of $0.67 million which was primarily due to the buildup of inventories to support rising sales and to secure long lead time components, and due to increase in accounts receivables driven by higher levels of shipments in the second half of Q4 2019 compared to Q4 2018. The use of cash was partially offset by an increase in accounts payable due to deferred payments at year end. In 2018, changes in operating assets and liabilities resulted in a net source of cash of $0.54 million which was primarily from an increase in accounts payable due to deferred payments at year end and a reduction in accounts receivable due to lower levels of shipments in the second half of Q4 2018 compared to Q4 2017. The source of cash was partially offset by a decrease of accrued payroll and related expense.

In 2019 and 2018, we used $0.6 million and $0.4 million, respectively, in investing activities related to expenditures on production tooling for new products and purchases of computer software and hardware.

Net cash used in financing activities was $0.4 million in 2019, compared $2.6 million in 2018. Financing activities in 2019 consisted primarily of a $0.5 million paydown of the bank term loan. Financing activities in 2018 consisted primarily of the $5.0 million use of cash related to repurchase of company stock, partially offset by net $0.8 million borrowed on our term loan, net $1.3 million borrowed on our bank lines of credit, and $0.3 million proceeds from the exercise of stock options.

Our contractual obligations at December 31, 2019 are outlined in the table shown below:

	Payments Due by Period
Contractual Obligations	Total	1 year	2 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$3,554,000	$3,554,000	$—	$—	$—
Operating leases	1,230,000	479,000	751,000	—	—
Financing leases	8,000	8,000	—	—	—
Total contractual obligations	$4,792,000	$4,041,000	$751,000	$—	$—

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Recent Accounting Pronouncements

See Note 1 of "Notes to Financial Statements" of this Annual Report for additional information regarding the status of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank term loan and credit line facilities. Amounts outstanding under the term loan bear interest at lender's prime rate (minimum of 4.25%) plus 1.75%. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the lender's prime rate (minimum of 4.25%) plus 0.75%, for both the domestic line (up to $2.0 million) and the international line (up to $0.5 million). Accordingly, interest rate increases could increase our interest expense on outstanding term loan and credit line balances. Based on a sensitivity analysis during the three months ended December 31, 2019, an increase of 1% in the interest rate would have increased our fourth quarter borrowing costs by approximately $3,000.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended December 31, 2019, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the fourth quarter 2019 of approximately $54,000 if left unprotected. For the fourth quarter of 2019, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $2,300. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

Item 8. Financial Statements and Supplementary Data

The supplementary information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Socket Mobile, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Socket Mobile, Inc. (“the Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, UT

March 26, 2020

SOCKET MOBILE, INC.
BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$958,860	$1,084,991
Accounts receivable, net	2,837,006	2,367,177
Inventories, net	3,178,908	2,272,328
Prepaid expenses and other current assets	312,127	307,832
Deferred cost on shipments to distributors	233,823	165,024
Total current assets	7,520,724	6,197,352

Property and equipment:
Machinery and office equipment	2,195,405	2,188,835
Computer equipment	1,336,445	992,531
	3,531,850	3,181,366
Accumulated depreciation	(2,667,340)	(2,492,154)
Property and equipment, net	864,510	689,212

Goodwill	4,427,000	4,427,000
Other long-term assets	202,611	236,565
Deferred tax assets	5,506,934	5,780,938
Operating lease right-of-use asset	936,708	1,265,648
Total assets	$19,458,487	$18,596,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,084,848	$1,533,456
Accrued payroll and related expenses	566,350	512,307
Deferred revenue on shipments to distributors	611,029	396,974
Short term portion of deferred service revenue	32,900	33,644
Bank lines of credit	1,412,449	1,316,778
Term loan – current portion	333,333	500,000
Operating lease – current portion	419,288	376,160
Finance lease – current portion	8,291	15,697
Total current liabilities	5,468,488	4,685,016

Long term portion of deferred service revenue	40,711	31,291
Long-term portion of term loan	—	333,333
Long term portion of operating lease	715,062	1,134,350
Long-term portion of finance lease	—	8,290
Total liabilities	6,224,261	6,192,280

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 6,017,674 shares at December 31, 2019 and 5,883,109 shares at December 31, 2018	6,018	5,883
Additional paid-in capital	61,066,971	60,523,901
Accumulated deficit	(47,838,763)	(48,125,349)
Total stockholders’ equity	13,234,226	12,404,435
Total liabilities and stockholders’ equity	$19,458,487	$18,596,715

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018

Revenues	$19,253,105	$16,454,426

Cost of revenues	9,152,462	7,998,018

Gross profit	10,100,643	8,456,408

Operating expenses:
Research and development	3,893,563	3,640,296
Sales and marketing	3,015,431	2,981,902
General and administrative	2,585,279	2,420,198
Total operating expenses	9,494,273	9,042,396

Operating income (loss)	606,370	(585,988)

Interest expense and other, net	(100,656)	(128,612)

Net income (loss) before income taxes	505,714	(714,600)
Income tax benefit (expense)	(219,128)	143,459
Net income (loss)	$286,586	$(571,141)

Net income (loss) per share:
Basic	$0.05	$(0.09
Fully diluted	$0.05	$(0.09

Weighted average shares outstanding:
Basic	5,984,381	6,094,709
Fully diluted	6,207,731	6,094,709

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	7,011,128	7,011	64,777,620	(47,554,208)	17,230,423
Exercise of stock options	121,981	122	279,055	—	279,177
Stock-based compensation	—	—	487,806	—	487,806
Cost of tender offer	(1,250,000)	(1,250)	(5,020,580)	—	(5,021,830)
Net loss	—	—	—	(571,141)	(571,141)
Balance at December 31, 2018	5,883,109	$5,883	$60,523,901	$(48,125,349)	$12,404,435
Exercise of stock options	24,494	25	23,289	—	23,314
Stock-based compensation	—	—	519,891	—	519,891
Restricted stock grants	110,071	110	(110)	—	—
Net income	—	—	—	286,586	286,586
Balance at December 31, 2019	6,017,674	$6,018	$61,066,971	$(47,838,763)	$13,234,226

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
Operating activities
Net income (loss)	$286,586	$(571,141)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	519,891	487,806
Depreciation and amortization	462,930	432,042
Changes in deferred taxes	274,004	(143,459)
Changes in operating assets and liabilities:
Accounts receivable	(469,829)	320,148
Inventories	(906,580)	(74,062)
Prepaid expenses and other current assets	(4,295)	77,677
Other long-term assets	(1,320)	435
Accounts payable and accrued expenses	551,392	421,222
Accrued payroll and related expenses	54,043	(118,692)
Net deferred revenue on shipments to distributors	145,256	(56,256)
Deferred service revenue	8,676	3,952
Change in deferred rent	(47,220)	(29,527)
Net cash provided by operating activities	873,534	750,145
Investing activities
Purchase of equipment	(595,154)	(423,700)
Capitalized software costs	(7,800)	—
Net cash used in investing activities	(602,954)	(423,700)
Financing activities
Payments on operating leases	(15,696)	(28,420)
Proceeds from borrowings under bank line of credit agreement	17,423,000	13,546,964
Repayments of borrowings under bank line of credit agreement	(17,327,329)	(12,230,186)
Proceeds from bank term loan	—	4,000,000
Repayments of bank term loan	(500,000)	(3,166,667)
Common stock repurchases and related expenses	—	(5,021,830)
Stock options exercised	23,314	279,177
Net cash used in financing activities	(396,711)	(2,620,962)
Net increase (decrease) in cash and cash equivalents	(126,131)	(2,294,517)
Cash and cash equivalents at beginning of year	1,084,991	3,379,508
Cash and cash equivalents at end of year	$958,860	$1,084,991
Supplemental cash flow information
Cash paid for interest	$100,048	$105,082

See accompanying notes.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — Organization and Summary of Significant Accounting Policies

Organization and Business

Socket Mobile, Inc. (the “Company”) is a leading manufacturer of data capture products for mobile applications used in Retail, Commercial Services, Industrial & Manufacturing, Transportation & Logistics, and Health Care. The Company produces a family of data capture products that connect over Bluetooth and work with applications running on smartphones, tablets and mobile computers using operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®). The Company focuses on serving the needs of software application developers as the scanner sales are primarily driven by the deployment of barcode and RFID/NFC enabled mobile applications.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. For the years ended December 31, 2019 and 2018, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance on deposit in these accounts may, at times, exceed the federally insured limits. The Company has never experienced any losses in such accounts.

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

The Company records its forward foreign currency contracts at fair value. At December 31, 2019 and 2018, the Company had no open forward foreign currency contracts.

Foreign Currency

The functional currency for the Company is the U.S. dollar. However, the Company requires European distributors to purchase products in Euros and British pounds and pays the expenses of European employees in Euros and British pounds. The Company hedges a significant portion of the European receivables balance denominated in Euros to reduce the foreign currency risk associates with these assets. In 2019, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $2,300 compared to a net loss of $20,000 in 2018.

Accounts Receivable Allowances

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers. Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible. The following describes activity in the allowance for doubtful accounts for the years ended December 31, 2019 and 2018:

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Year	Balance at Beginning of Year	Charged to Costs and Expenses	Amounts Written Off	Balance at End of Year

2019	$89,058	$—	$(48,407)	$40,651
2018	$89,058	$—	$—	$89,058

Inventories

Inventories consist principally of raw materials and sub-assemblies stated at the lower of standard cost, which approximates actual costs (first-in, first-out method), or market. Market is defined as replacement cost, but not in excess of estimated net realizable value or less than estimated net realizable value less a normal margin. At the end of each reporting period, the Company compares its inventory on hand to its forecasted requirements for the next nine-month period and reserves the cost of any inventory that is surplus, less any amounts that the Company believes it can recover from the disposal of goods or that the Company specifically believes will be saleable past a nine- month horizon. The Company’s sales forecasts are based upon historical trends, communications from customers, and marketing data regarding market trends and dynamics. Changes in the amounts recorded for surplus or obsolete inventory are included in cost of revenue. Inventories, net of write-downs, at December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Raw materials and sub-assemblies	$3,767,588	$2,785,154
Finished goods	241,681	335,335
Inventory reserves	(830,361)	(848,161)
Inventory, net	$3,178,908	$2,272,328

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Prepaid insurance	$47,884	$18,061
Product certification costs	83,749	74,919
Prepaid inventory purchases	77,606	110,301
Others	102,888	104,551
Prepaid expenses and other current assets	$312,127	$307,832

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method, over the estimated useful lives of the assets ranging from one to five years. Assets under finance leases are amortized in a manner consistent with the Company’s normal depreciation policy for owned assets, or the remaining lease term as applicable. Depreciation expense in the years ended December 31, 2019 and 2018, was $419,856 and $397,392, respectively.

Goodwill

Goodwill is tested for impairment annually as of September 30th or more frequently when events or circumstances indicate that the carrying value of the Company's single reporting unit more likely than not exceeds its fair value. The Company performed its annual goodwill impairment analysis as of September 30, 2019. The Company used the two-step test as required to assess goodwill for impairment. The first step of the goodwill impairment test consisted of comparing the carrying value of the reporting unit to its fair value. Management estimated the fair value of the Company's reporting unit using various methods and compared the fair value to the carrying amount (net book value) to ascertain if potential goodwill impairment existed. The Company utilized methods that focused on its ability to produce income ("Income Approach") and the Company’s market capitalization ("Market Capitalization Approach"). Key assumptions utilized in the determination of fair value in step one of the test included the following: the Company's market capitalization; revenue and expense forecasts used in the evaluation were based on trends of historical performance and management's estimate of future performance; cash flows utilized in the discounted cash flow analysis were estimated using a weighted average cost of capital determined to be appropriate for the Company. No impairment of goodwill was recorded in the years ended December 31, 2019 and 2018.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks. To date, the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at December 31, 2019 and December 31, 2018 were as follows:

	December 31,
	2019	2018
Ingram Micro Inc.	45%	41%
Bluestar, Inc.	32%	19%

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. At December 31, 2019, 34% of the Company’s accounts payable balances were concentrated with top three suppliers. For the years ended December 31, 2019 and 2018, top three suppliers accounted for 55% of the inventory purchases in each of these years.

Revenue Recognition and Deferred Revenue

On January 1, 2017, the Company adopted ASC 606 “Revenue from Contracts with Customers” and implemented a new revenue recognition policy. Instead of deferring 100% of revenue and cost of revenue until products are sold by distributors, the new policy recognizes revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. In 2019, distribution revenue was approximately $19.0 million, compared to $16.2 million in 2018

At December 31, 2019, the deferred revenue and deferred cost on shipments to distributors were approximately $611,000 and $234,000 respectively, compared to approximately $397,000 and $165,000, respectively, at December 31, 2018.

The Company also earns revenue from its SocketCare services program which provides for extended warranty and accidental breakage coverage for selected products. For the year ended December 31, 2019 and 2018, the SocketCare revenue was $0.3 million and 0.2 million, respectively. Service purchased at the time of product purchase provides for coverage in three-year and five-year terms. The Company additionally offers comprehensive coverage and program term extensions. Revenues from the SocketCare services program are recognized ratably over the life of the extended warranty contract. The amount of unrecognized SocketCare service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short- and long-term components. At December 31, 2019, the balance of unrecognized SocketCare service revenue was $73,611.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee is required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company adopted ASU 2016-02 effective January 1, 2019, which had no impact on the Company’s Statements of Operations. The most significant impact was the recognition of right-of-use assets and liabilities for the operating lease. Adoption of the standard required the Company to restate the reported results in its earliest comparable period, January 1, 2018, including the recognition of additional operating lease right-of-use assets and liabilities. As a result, there was an increase in assets and corresponding liabilities of approximately $1.57 million on January 1, 2018. At December 31, 2019, the balances of right-of-use assets and liabilities for the operating lease are approximately $0.93 million and $1.13 million, respectively, compared to approximately $1.27 million and $1.51 million, respectively, at December 31, 2018.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Warranty

The Company’s products typically carry a one-year warranty. The Company reserves for estimated product warranty costs at the time revenue is recognized based upon the Company’s historical warranty experience, and additionally for any known product warranty issues. If actual costs differ from initial estimates, the Company records the difference in the period they are identified. Actual claims are charged against the warranty reserve. The following describes activity in the reserves for product warranty costs for the years ended December 31, 2019 and 2018:

Year	Balance at Beginning of Year	Additional Warranty Reserves	Amounts Charged to Reserves	Balance at End of Year

2019	$78,871	$89,702	$(89,702)	$78,871
2018	$78,871	$56,383	$(56,383)	$78,871

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include salaries and employee benefits, stock-based compensation expense, third party development costs including consultants and outside services, and allocations of overhead and occupancy costs.

Software Development Costs

Costs incurred to develop computer software to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at cost. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the straight-line method over the remaining estimated economic life (a period of three to five years) of the product. Amortization of capitalized software development costs is included in the cost of revenues line on the statements of operations.  If the future revenue of a product is less than anticipated, impairment of the related unamortized development costs could occur, which could impact the Company’s results of operations. Amortization expense on software development costs included in costs of revenues for 2019 and 2018 was $43,074 and $34,650 respectively. The amount of unamortized capitalized software costs as of December 31, 2019 and 2018 was $138,000 and $173,000, respectively.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Advertising Costs

Advertising costs are charged to sales and marketing as incurred. The Company incurred $17,539 and $75,286, in advertising costs during 2019 and 2018, respectively.

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

Net Income (Loss) Per Share

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
	2019	2018
Numerator:
Net income (loss)	$286,586	$(571,141)
Denominator:
Weighted average shares outstanding used in computing net income (loss) per share:
Basic	5,984,381	6,094,709
Fully diluted	6,207,731	6,094,709
Net income (loss) per share applicable to common stockholders:
Basic	$0.05	$(0.09)
Fully diluted	$0.05	$(0.09)

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

In 2019 and 2018, options to purchase 2,169,436 and 2,374,124 shares, respectively, of the Company’s Common Stock were excluded from the calculation of the diluted earnings per share because their effect would be anti-dilutive.

Stock-Based Compensation Expense

The Company has incentive plans that reward employees with stock options and restricted stocks. The amount of compensation cost for these stock-based awards is measured based on the fair value of the awards as of the date that the awards are issued. The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period.

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

Revenues for the geographic areas for the years ended December 31, 2019 and 2018 are as follows:

	Years Ended December 31,
Revenues: (in thousands)	2019	2018
United States	$14,558	$12,562
Europe	2,431	2,526
Asia and rest of world	2,264	1,366
	$19,253	$16,454

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of total revenues for the years ended December 31, 2019 and 2018 were as follows:

	Years Ended December 31,
	2019	2018
Ingram Micro Inc.	38%	32%
BlueStar, Inc.	21%	21%
ScanSource, Inc.	*	10%

___________________________
* less than 10% of total revenues for year ended December 31, 2019.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Recently Issued Financial Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. We adopted Topic 842 on January 1, 2019, as the date of our initial application of the standard. Consequently, financial information for the comparative periods is updated. Our finance and operating lease commitments are subject to the new standard and recognized as finance and operating lease liabilities and right-of-use assets upon our adoption of Topic 842, which increased our total assets and total liabilities that we reported relative to such amounts prior to adoption.

In June 2016, the FASB issued ASU 2016-13("ASU 2016-13"), Financial Instruments-Credit Losses. Subsequently, the FASB issued ASU 2019-05, Financial Instruments- Credit Losses (Topic 326): Targeted Transition Relief and codification improvements to Topic 326 in ASU 2019-11, ASU 2019-04 and ASU 2018-19. The amendments update guidance on reporting credit losses for financial assets. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The ASU is effective for fiscal years beginning after December 15, 2020. Subsequent to September 30, 2019, the FASB issued ASU 2019-10, "Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)," which defers the effective date for public filers that are considered small reporting companies ("SRC") as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation is not needed until January 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 on the Company's financial statements and disclosures.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that all other recently issued accounting standards are not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 — Bank Financing Arrangements

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

Sixth Financing Agreement

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

Seventh Financing Agreement

On January 8, 2020, the Company entered into the Seventh Amended and Restated Business Financing Agreement with the Bank which extends the maturity date of the Company’s revolving line of credit to January 31, 2022.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

In 2019, total repayment under the term loan was $0.5 million. Total amount borrowed under the domestic and international lines was $17.42 million and the total repayment was $17.33 million. Amounts outstanding under the term loan and bank credit facilities at December 31, 2019 are as follows:

December 31, 2019
Term loan	$333,333
Less: current-portion of term loan	(333,333)
Long-term portion of term loan	$—

December 31, 2019
Lines of credit -domestic line	$1,204,915
Lines of credit -EXIM line	207,534
Total lines of credit	$1,412,449

Total interest expenses on the term loan and on the amounts drawn under the Company’s bank credit lines for 2019 were $44,541 and $55,571, respectively. Total interest expenses on the term loan and on the amounts drawn under the Company’s bank credit lines for 2018 were $94,594 and $37,201, respectively. Accrued interest payable related to the amounts outstanding under the term loan and the bank credit facilities at December 31, 2019 and December 31, 2018 was $14,466 and $13,546, respectively. At December 31, 2019, the Company’s unused available line of credit was approximately $0.4 million.

NOTE 3 — Commitments and Contingencies

Operating Lease Obligations

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. The lease agreement expires on June 30, 2022. Monthly base rent increases four percent per year annually on July 1st of each year.

The Company recognizes operating lease expense on a straight-line basis over the lease term. Rental expense under the operating lease for the years ended December 31, 2019 and 2018 was $412,833.

Cash payments included in the measurement of our operating lease liabilities were $460,053 for 2019, compared to $442,359 for 2018.

Future minimum lease payments under the operating lease at December 31, 2019 are shown below:

Annual minimum payments:	Amount
2020	$478,455
2021	497,594
2022	253,675
Total minimum payments	1,229,724
Less: Present value factor	(253,675)
Total operating lease liabilities	1,134,349
Less: Current portion of operating lease	(419,288)
Long-term portion of operating lease	$715,062

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Finance Lease Obligations

The Company leases certain of its equipment under finance leases. The leases are collateralized by the underlying assets. At December 31, 2019 and 2018, property and equipment with costs of $100,584, were subject to such financing arrangements. The accumulated depreciation of the assets associated with the finance leases as of December 31, 2019 and December 31, 2018, amounted to $92,571 and $76,546 respectively.

Future minimum payments under financing lease and equipment financing arrangements as of December 31, 2019 are as follows:

Annual minimum payments:	Amount
2020	$8,455
Less amount representing interest	(164)
Present value of net minimum payments	$8,291
Current portion of finance leases	(8,291)
Long-term portion of finance leases	$—

Purchase Commitments

At December 31, 2019, the Company’s non-cancelable purchase commitments for inventory to be used in the ordinary course of business during 2020 were approximately $3,554,000.

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

NOTE 4 — Stock-Based Compensation Plan

Stock-Based Compensation Program

The Company has one share-based compensation plan in effect in the two years presented: the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, stock appreciation rights, and performance awards to employees, directors, and consultants of the Company. Upon ratification of the 2004 Plan by the shareholders in June 2004, shares in the 1995 Plan that had been reserved but not issued, as well as any shares issued that would otherwise return to the 1995 Plan as a result of termination of options or repurchase of shares, were added to the shares reserved for issuance under the 2004 Plan. The Company grants incentive stock options and restricted stock at an exercise price per share equal to the fair market value per share of common stock on the date of grant. The vesting and exercise provisions are determined by the Board of Directors, with a maximum term of ten years. The 2004 Plan expires on April 23, 2024.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Stock-Based Compensation Information

The stock-based compensation expense included in the Company’s statements of income for the years ended December 31, 2019 and 2018, consisted of the following:

	Years Ended December 31,
Income Statement Classification	2019	2018
Cost of revenues	$94,803	$81,141
Research and development	151,121	128,552
Sales and marketing	121,633	126,312
General and administrative	152,334	151,801
	$519,891	$487,806

As of December 31, 2019, the remaining unamortized stock-based compensation expense was $967,893 and is expected to be amortized over a weighted average period of 2.67 years.

Stock Options – Stock option awards have an exercise price equal to the closing price on the date of grant, expire in ten years from the date of grant and vest over a four-year period at 25% per year. The Company calculates the value of each stock option grant, estimated on the date of grant, using binomial lattice option pricing model. The weighted-average estimated fair value of stock options granted during 2019 and 2018 was $1.08 and $1.62, respectively, using the following weighted-average assumptions:

	Years Ended December 31,
	2019	2018
Risk-free interest rate (%)	1.614%	2.96%
Dividend yield	—	—
Volatility factor	42.58%	56.02%
Expected option life (years)	7.2	6.4

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant; the dividend yield is calculated as the ratio of dividends paid per share of common stock to the stock price on the date of grant; the expected life is based on historical and expected exercise behavior; and volatility is based on the historical volatility of the Company’s stock price over the expected life of the option.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

The table below presents the information related to stock option activity for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Total intrinsic value of stock options exercised	$16,568	$197,130
Cash received from stock option exercises	$23,314	$279,176

Changes in stock options as of and for the years ended December 31, 2019 and 2018 are as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Price Per Share	Remaining Contractual Term (in years)	Intrinsic Value
Balance at December 31, 2017	85,337	2,247,026	$2.50
Increase in shares authorized	280,445	—
Granted	(281,300)	281,300	$2.86
Exercised	—	(121,981)	$2.29
Canceled	32,221	(32,221)	$3.61
Balance at December 31, 2018	116,703	2,374,124	$2.54
Increase in shares authorized	235,324	—
Granted	(551,256)	551,256	$2.20
Exercised	—	(24,494)	$0.95
Canceled	508,100	(508,100)	$2.92
Balance at December 31, 2019	308,871	2,392,786	$2.40	5.58	$193,170
Exercisable		1,714,299	$2.34	4.17	$193,170
Unvested		683,589	$2.50	9.08	—

The 2004 Plan provides for an annual increase in the number of shares authorized under the plan to be added on the first day of each fiscal year equal to the least amount of 400,000 shares, 4% of the outstanding shares on that date, or an amount as determined by the Board of Directors. On January 1, 2019 and 2018, a total of 235,324 and 280,445 additional shares, respectively, became available for grant from the 2004 Plan.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.95 - $1.25	340,380	3.58	$1.05	340,380	$1.05
$1.50 - $1.82	141,855	2.08	$1.73	141,855	$1.73
$1.89 - $2.27	513,647	6.08	$2.07	369,493	$2.07
$2.32 - $2.49	474,860	6.00	$2.34	135,317	$2.34
$2.50 - $2.75	318,182	6.17	$2.69	300,210	$2.69
$2.82 - $2.93	219,374	8.17	$2.93	107,459	$2.93
$3.04 - $3.88	200,880	3.67	$3.37	194,901	$3.37
$4.22 - $4.49	183,608	7.42	$4.24	124,684	$4.24
$0.95 - $4.49	2,392,786	5.58	$2.40	1,714,299	$2.40

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Restricted stock - The restricted stocks are issued to employees and consultants and are held in escrow by the Company until the shares vest on the schedule of 15% after year one, 20% after year two, 25% after year three and 40% after year four, subject to the employees and consultants being a continuing service provider on the vesting dates. If the service or employment is terminated, unvested shares revert to the Company. Shares are registered at grant, so share owners may vote at the annual stockholder meeting. Restricted stocks are granted at zero cost basis. Compensation cost of the restricted stocks is recognized on a straight-line basis over the 4-year vesting period.

The following table summarizes information about restricted stocks as of and for the years ended December 31, 2019:

	Number of restricted stock	Weighted average grant- date fair value
Granted	127,871	$1.94
Vested	—	—
Forfeited / Cancelled	(17,800)	$1.90
Restricted stock outstanding at December 31, 2019	110,071	$1.94

NOTE 5 — Shares Reserved

Common stock reserved for future issuance was as follows:

	December 31,
	2019	2018
Stock option grants outstanding (see Note 4)	2,392,786	2,374,124
Reserved for future stock option grants (see Note 4)	308,871	116,703
	2,701,657	2,490,827

NOTE 6 — Retirement Plan

The Company has a tax-deferred savings plan, the Socket Mobile, Inc. 401(k) Plan (“401(k) Plan”), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. Effective September 1, 2019, the Company started to provide a match to employees’ 401(k) savings at 3% of employees’ contribution up to $100 per month. Administrative expenses relating to the 401(k) Plan are not significant.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7 — Income Taxes

The Company recorded a net income tax expense $219,000 for 2019, compared to an income tax benefit of $143,000 for 2018.

The components of income taxes for the periods ended December 31, 2019 and 2018 are as follows:

	Years Ended December 31,
	2019	2018
Current:
Federal	$(54,876)	$—
State	—	—
Total Current	(54,876)	—
Deferred:
Federal	199,634	(50,858)
State	74,370	(92,601)
Total Deferred	274,004	(143,459)
Income tax (benefit) expense	$219,128	$(143,459)

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	Years Ended December 31,
	2019	2018
Federal tax at statutory rate	21.00%	21.00%
State income tax rate	6.98%	6.98%
Remeasurement of deferred taxes	—	—
Expenses and credits not benefited	27.51%	(7.90%)
Provision for taxes	55.49%	20.08%

As of December 31, 2019, the Company did not recognize deferred tax assets relating to an excess tax benefit for stock-based compensation deduction of $2,539,000. Unrecognized deferred tax benefits will be accounted for as a credit to additional paid-in capital when realized through a reduction in income taxes payable.

Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. At December 31, 2019, the Company released valuation allowance against substantially all deferred tax assets. Significant components of net deferred tax assets are valued approximately as follows:

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

	December 31,
Deferred tax assets:	2019	2018
Net operating loss carryforwards	$4,546,000	$4,849,000
Credits	1,014,000	942,000
Capitalized research and development costs	—	—
Other acquired intangibles	—	6,000
Accruals not currently deductible	685,000	648,000
Depreciation	58,000	75,000
Total deferred tax assets	6,303,000	6,520,000
Valuation allowance for deferred tax assets	(626,000)	(569,000)
Net deferred tax assets	5,677,000	5,951,000
Deferred tax liability:
Acquired intangibles	(170,000)	(170,000)
Net deferred tax assets	$5,507,000	$5,781,000

As of December 31, 2019, the Company had net operating loss carryforwards for federal income tax purposes of approximately $20,623,000 which will expire at various dates beginning in 2023 and through 2038. Full valuation allowance is maintained for federal research and development tax credits of approximately $626,000. As of December 31, 2019, the Company had net operating loss carryforwards for California state income tax purposes of approximately $10,713,000, which will expire at various dates in 2029 and through 2038, and state research and development tax credits of approximately $388,000, which can be carried forward indefinitely.

 The Company has determined that utilization of existing net operating losses against future taxable income is not limited by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the Company’s ability to fully utilize its existing net operating loss carryforwards against any future taxable income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”), excluding interest and penalties, is as follows:

Amount
Beginning balance at January 1, 2019	$942,000
Decreases in UTBs taken in prior years	—
Increases in UTBs taken in current years	77,000
Ending balance at December 31, 2019	$1,019,000

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

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

NOTE 8— Subsequent Events

On January 8, 2020, the Company entered into the Seventh Amended and Restated Business Financing Agreement with the Bank which extends the maturity date of the Company’s revolving line of credit to January 31, 2022.

As of March 23, 2020, 287,000 restricted stocks at an average price of $1.52 per share have been granted from the 2004 Equity Incentive Plan subsequent to December 31, 2019.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework issued in 2013. This assessment included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this assessment.

Based on our assessment using those criteria, we believe that, as of December 31, 2019, our internal control over financial reporting is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 27, 2020.

Item 11. Executive Compensation

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 27, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 27, 2020.

The following table provides information as of December 31, 2019 about our common stock that may be issued under the Company’s existing equity compensation plans. For additional information about the equity compensation plans see Note 5 to the Company’s Financial Statements.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	2,392,786	$2.40	308,871

(1)	Consists of the 2004 Equity Incentive Plan. Pursuant to an affirmative vote by security holders in June 2004, an annual increase in the number of shares authorized under the 2004 Equity Incentive Plan is added on the first day of each fiscal year equal to the least of (a) 400,000 shares, (b) four percent of the total outstanding shares of the Company’s common stock on that date, or (c) a lesser amount as determined by the Board of Directors. As a result, a total of 240,707 shares became available for grant under the 2004 Equity Incentive Plan on January 1, 2020, in addition to those set forth in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 27, 2020.

Item 14. Principal Accounting Fees and Services

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 27, 2020.

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

SOCKET MOBILE, INC.
Registrant

Date: March 26, 2020	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevin J. Mills Kevin J. Mills	President and Chief Executive Officer (Principal Executive Officer) and Director	March 26, 2020
/s/ Charlie Bass Charlie Bass	Chairman of the Board	March 26, 2020
/s/ Lynn Zhao Lynn Zhao	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 26, 2020
/s/ Bill Parnell Bill Parnell	Director	March 26, 2020
/s/ Brenton E. MacDonald. Brenton E. MacDonald	Director	March 26, 2020
/s/ David W. Dunlap David W. Dunlap	Director	March 26, 2020
/s/ Ivan Lazarev Ivan Lazarev	Director	March 26, 2020

Index to Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Bylaws, as amended February 17, 2008.

10.1 (3)	Form of Indemnification Agreement entered into between the Company and its directors and officers.

10.2 (4)*	2004 Equity Incentive Plan and forms of agreement thereunder.

10.3 (5)*	Form of Management Incentive Variable Compensation Plan between the Company and certain eligible participants.

10.4 (6)	Standard Industrial /Commercial Multi-Tenant Lease by and between Del Norte Farms, Inc. and the Company dated October 24, 2006 (assigned to Newark Eureka Industrial Capital, LLC September 17, 2007).

10.5 (7)	Second Amendment to Standard Industrial/Commercial Multi-Lessee Lease – Net dated August 30, 2010.

10.6 (8)	Third Amendment to Standard Industrial /Commercial Multi-Tenant Lease – Net dated December 28, 2012.

10.7 (9)	Warrants for the Purchase of Shares of Common Stock Issued November 19, 2010 to the Investor and the Placement Agent in connection with a private placement.

10.8 (10)	Loan and Security Agreement dated February 27, 2014 by and between the Company and Bridge Bank, National Association.

10.9 (11)	Form of Employment Agreement dated May 1, 2017 between the Company and the officers of the Company.

10.10 (12)	Business Financing Modification Agreement dated February 26, 2016 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.11 (13)	Business Financing Modification Agreement dated March 20, 2017 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.12 (14)	Business Financing Modification Agreement dated January 31, 2018 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.13 (15)	Tender Offer Statement to purchase up to 1,250,000 shares of common stock at a price not greater than $4.25 nor less than $3.75 per share.

10.14 (16)	Business Financing Modification Agreement dated June 7, 2018 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.15 (17)	Business Financing Modification Agreement dated January 14, 2020 by and between the Company and Western Alliance Bank, an Arizona corporation.

11.1	Computation of Earnings per Share (see Statements of Operations in Item 8).

14.1 (18)	Code of Business Conduct and Ethics.

23.1	Consent of Sadler, Gibb & Associates, LLC, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________

* Executive compensation plan or arrangement.

(1)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on March 16, 2009.

(2)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 20, 2008.

(3)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 12, 2012.

(4)	Incorporated by reference to Appendix C filed with the Company’s Form DEF 14A filed on April 29, 2004 and Item 4 on Form 8-K filed on June 5, 2013 reporting extension of the Plan to April 23, 2024.

(5)	Incorporated by reference to Appendix B filed with the Company’s Form DEF 14A filed on March 16, 2011.

(6)	Incorporated by reference to exhibits filed with the Company’s Form 10-Q filed on November 13, 2006.

(7)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on August 30, 2010.

(8)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on January 4, 2013.

(9)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on November 19, 2010.

(10)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 7, 2014.

(11)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on May 4, 2017.

(12)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 3, 2016.

(13)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 21, 2017.

(14)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 2, 2018.

(15)	Incorporated by reference to the Company’s Schedule TO filed on February 2, 2018.

(16)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on June 8, 2018.

(17)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on January 14, 2020.

(18)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on March 10, 2006.

