Form 10-Q
period 2020-03-31
SOCKET MOBILE, INC.
filed 2020-05-15
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

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

(510) 933-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 Par Value per Share	SCKT	NASDAQ

Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ X ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock ($0.001 par value) outstanding as of May 11, 2020 was 6,009,507 shares.

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Revenues	$4,220,686	$4,628,592

Cost of revenues	1,996,971	2,228,749

Gross profit	2,223,715	2,399,843

Operating expenses
Research and development	880,638	893,737
Sales and marketing	767,796	755,914
General and administrative	666,116	703,182
Total operating expenses	2,314,550	2,352,833

Operating income (loss)	(90,835)	47,010

Interest expense, net	(19,492)	(28,501)
Other income	20,000	—

Net income (loss) before income taxes	(90,327)	18,509
Income tax (benefit) expense	—	6,670

Net income (loss)	$(90,327)	$11,839

Net income (loss) per share:

Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Weighted average shares outstanding:

Basic	6,014,007	5,939,845
Diluted	6,014,007	6,133,849

 See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED BALANCE SHEETS
	March 31, 2020 (Unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,142,825	$958,860
Accounts receivable, net	2,814,491	2,837,006
Inventories, net	3,294,719	3,178,908
Prepaid expenses and other current assets	306,082	312,127
Deferred cost on shipments to distributors	217,439	233,823
Total current assets	7,775,556	7,520,724

Property and equipment:
Machinery and office equipment	2,279,501	2,195,405
Computer equipment	1,234,120	1,336,445
	3,513,621	3,531,850
Accumulated depreciation	(2,630,816)	(2,667,340)
Property and equipment, net	882,805	864,510

Goodwill	4,427,000	4,427,000
Other long-term assets	191,718	202,611
Deferred tax assets	5,506,934	5,506,934
Operating lease right-of-use asset	850,704	936,708
Total assets	$19,634,717	$19,458,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,993,605	$2,084,848
Accrued payroll and related expenses	537,170	566,350
Deferred revenue on shipments to distributors	584,619	611,029
Short term portion of deferred service revenue	29,693	32,900
Bank lines of credit	1,939,492	1,412,449
Term loan – current portion	208,333	333,333
Operating lease – current portion	430,589	419,288
Finance lease – current portion	4,180	8,291
Total current liabilities	5,727,681	5,468,488

Long-term portion of deferred service revenue	35,871	40,711
Long-term portion of operating lease	603,697	715,062
Total liabilities	6,367,249	6,224,261

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 6,009,507 shares at March 31, 2020 and 6,017,674 shares at December 31, 2019	6,010	6,018
Additional paid-in capital	61,190,548	61,066,971
Accumulated deficit	(47,929,090)	(47,838,763)
Total stockholders’ equity	13,267,468	13,234,226
Total liabilities and stockholders’ equity	$19,634,717	$19,458,487

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	6,017,674	$6,018	$61,066,971	$(47,838,763)	$13,234,226
Repurchase of common stock	(4,967)	(5)	(8,491)	—	(8,496)
Cancellation of restricted stocks	(3,200)	(3)	3	—	—
Stock-based compensation	—	—	132,055	—	132,055
Net income (loss)	—	—	—	(90,327)	(90,327)
Balance at March 31, 2020	6,009,507	$6,010	$61,190,548	$(47,929,090)	$13,267,468

SOCKET MOBILE, INC. CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	5,883,109	$5,883	$60,523,901	$(48,125,349)	$12,404,435
Restricted stock grants	116,050	116	(116)	—	—
Stock-based compensation	—	—	121,965	—	121,965
Net gain	—	—	—	11,839	11,839
Balance at March 31, 2019	5,999,159	$5,999	$60,645,750	$(48,113,510)	$12,538,239

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income (loss)	$(90,327)	$11,839
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	132,065	121,965
Depreciation and amortization	147,279	100,515
Deferred tax expenses (benefits)	—	6,670

Changes in operating assets and liabilities:
Accounts receivable	22,515	(597,043)
Inventories	(115,811)	(223,297)
Prepaid expenses and other current assets	6,045	(59,779)
Accounts payable and accrued expenses	(91,243)	146,882
Accrued payroll and related expenses	(29,180)	35,033
Net deferred revenue on shipments to distributors	(10,026)	37,131
Deferred service revenue	(8,047)	23,533
Net change in operating lease	(14,060)	(9,550)
Net cash used in operating activities	(50,790)	(406,101)

Investing activities
Purchases of equipment	(154,681)	(100,318)
Net cash used in investing activities	(154,681)	(100,318)

Financing activities
Payments on finance leases	(4,111)	(3,808)
Proceeds from borrowings under bank line of credit agreement	3,980,000	4,109,000
Repayments of borrowings under bank line of credit agreement	(3,452,957)	(3,629,494)
Repayments of bank term loan	(125,000)	(125,000)
Common stock repurchases and related expenses	(8,496)	—
Net cash provided by financing activities	389,436	350,698

Net increase (decrease) in cash and cash equivalents	183,965	(155,721)

Cash and cash equivalents at beginning of period	958,860	1,084,991
Cash and cash equivalents at end of period	$1,142,825	$929,270

Supplemental disclosure of cash flow information
Cash paid for interest	$19,650	$25,331

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2020

NOTE 1 — Basis of Presentation

The accompanying unaudited condensed financial statements of Socket Mobile, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. At March 31, 2020 and December 31, 2019, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance on deposit in these accounts may, at times, exceed the federally insured limits. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

On January 1, 2017, the Company adopted ASC 606 “Revenue from Contracts with Customers” and implemented a new revenue recognition policy. Instead of deferring 100% of revenue and cost of revenue until products are sold by distributors, the new policy recognizes revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. At March 31, 2020, the deferred revenue and deferred cost on shipments to distributors were $584,619 and $217,439, respectively, compared to $611,029 and $233,823, respectively, at December 31, 2019.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2020

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee is required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company adopted ASU 2016-02 effective January 1, 2019, which had no impact on the Company’s Statements of Operations. The most significant impact was the recognition of right-of-use assets and liabilities for the operating lease. At March 31, 2020, the balances of right-of-use assets and liabilities for the operating lease are approximately $0.85 million and $1.03 million, respectively, compared to approximately $0.94 million, and $1.13 million, respectively, at December 31, 2019.

Recently Issued Financial Accounting Standards

In December 2019, the FASB issued ASU 2019-12: Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning in fiscal 2021. The Company will evaluate the effect of adopting this new accounting guidance on its financial statements and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent amendments to the initial guidance: ASU 2018-19 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, ASU 2019-05 “Financial Instruments-Credit Losses”, ASU 2019-11 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (collectively, “Topic 326”) and ASU 2020-02 Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842). The effective date of Topic 326 for public filers that are considered small reporting companies ("SRC") as defined by the Securities and Exchange Commission for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation is not needed until January 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 on the Company's financial statements and disclosures.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2020

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories at March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
	2020	2019
Raw materials and sub-assemblies	$3,706,834	$3,767,588
Finished goods	235,524	241,681
Inventory reserves	(647,639)	(830,361)
Inventory, net	$3,294,719	$3,178,908

NOTE 4 — Bank Financing Arrangements

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

The Asset Coverage Ratio was 1.4 to 1.0 on March 31, 2019. During the three months ended March 31, 2020, total repayments of the term loan was $125,000. Total amount borrowed under the domestic and international lines was $3,980,000 and the total repayments was $3,452,957. Amounts outstanding under the term loan and bank credit facilities at March 31, 2020 are as follows:

March 31, 2020
Long-term portion of term loan	—
Current-portion of term loan	208,333
Term loan	$208,333

March 31, 2020
Lines of credit -domestic line	1,635,601
Lines of credit -EXIM line	303,891
Total lines of credit	$1,939,492

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2020

Interest expense on the term loan for three months ended March 31, 2020 was $4,027. Interest expense on the amounts drawn under the Company’s bank credit lines during the three months ended March 31, 2020 was $15,601. Accrued interest payable related to the amounts outstanding under the term loan and bank credit facilities at March 31, 2020 was $14,560.

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

Revenues for the geographic areas for three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
Revenues:	2020	2019
United States	$3,143,409	$3,677,801
Europe	615,529	492,992
Asia and rest of world	461,748	457,799
Total revenues	$4,220,686	$4,628,592

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Ingram Micro, Inc.	36%	42%
BlueStar, Inc.	17%	21%

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2020

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks and the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
	2020	2019
Ingram Micro Inc.	43%	49%
BlueStar, Inc.	22%	26%
Synnex Corporation	10%	*
*Customer accounted for less than 10% of the Company’s accounts receivable balances

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. For the three months ended March 31, 2020 and 2019, two suppliers accounted for 60% and 45%, respectively, of the inventory purchases. At March 31, 2020 and December 31, 2019, 41% and 20%, respectively, of the Company’s accounts payable balances were concentrated with a single supplier.

NOTE 6 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of stock options and restricted stocks, based on the fair value of the awards as of the date that the awards are issued. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period.

The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. There were no stock options granted for the three months ended March 31, 2020, compared to 165,600 shares granted to executive officers, selected employees and consultants for the three months ended March 31, 2019.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2020

The restricted stocks are issued to employees and consultants and are held in escrow by the Company until the shares vest on the schedule of 15% after year one, 20% after year two, 25% after year three and 40% after year four, subject to the employees and consultants being a continuing service provider on the vesting dates. If the service or employment is terminated, unvested shares revert to the Company. Shares are registered at grant, so share owners may vote at the annual stockholder meeting. Restricted stocks are granted at zero cost basis. Compensation cost of the restricted stocks is recognized on a straight-line basis over the 4-year vesting period. For the three months ended March 31, 2020 and 2019, the Company awarded 287,000 and 116,050 shares of restricted stock, respectively. Due to the existence of restrictions on sale or transfer until the stocks vest, the Company does not count the restricted stocks as issued and outstanding shares until they vest.

Total stock-based compensation expense for the three months ended March 31, 2020 and 2019, was $132,065 and $121,965, respectively.

NOTE 7 — Net Income (Loss) Per Share Applicable to Common Stockholders

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income (loss)	$(90,327)	$11,839
Denominator:
Weighted average shares outstanding used in computing net income (loss) per share:
Basic	6,014,007	5,939,845
Effect of dilutive stock options	—	194,004
Diluted	6,014,007	6,133,849
Net income (loss) per share applicable to common stockholders:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

In the three months ended March 31, 2020, 2,536,925 stock options and restricted stock were excluded in the calculation of diluted net loss per share because their effect would be anti-dilutive. In the three months ended March 31, 2019, 2,265,930 stock options were excluded in the calculation of diluted net income per share because their effect would be anti-dilutive.

NOTE 8 — Taxes

The Company recorded no deferred tax benefit for the loss in the first quarter of 2020. In the first quarter of 2019, the Company recorded a deferred tax expense of $6,670.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2020

NOTE 9 — Commitments and Contingencies

Operating Lease

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. The lease agreement expires on June 30, 2022. Monthly base rent increases four percent per year annually on July 1st of each year. We recognize operating lease expense on a straight-line basis over the lease term. The Company recognizes operating lease expense on a straight-line basis over the lease term and the operating lease expense for the first quarter of both 2020 and 2019 was $103,208.

The Company adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2019 and restated its reported results in January 2018, including the recognition of additional operating lease right-of-use assets and liabilities. On January 1, 2018, the Company recorded operating lease right-of-use assets and operating lease liabilities in the amount of approximately $1.57 million and $1.85 million, respectively. On March 31, 2020, the balances of right-of-use assets and liabilities for the operating lease are approximately $0.85 million and $1.03 million, respectively, compared to approximately $0.94 million and $1.13 million, respectively, at December 31, 2019.

Cash payments included in the measurement of our operating lease liabilities were $117,268 and $112,758 for the three months ended March 31, 2020 and 2019, respectively.

Future minimum lease payments under the operating lease at March 31, 2020 are shown below:

Annual minimum payments:	Amount
2020 (April 1, 2020 to December 31, 2020)	$361,187
2021	497,594
2022 (through June 30, 2022)	253,675
Total minimum payments	$1,112,456

Finance Leases

The new standard, ASU 2016-02 classifies lessee leases into two types, operating and finance. The Company leases certain of its equipment under finance leases. The leases are collateralized by the underlying assets. At March 31, 2020 and December 31, 2019, equipment with a cost of $100,584 was subject to such financing arrangements. The accumulated depreciation of the assets associated with the finance leases as of March 31, 2020 and December 31, 2019, amounted to $96,578 and $92,571 respectively.

Future minimum payments under finance lease and equipment financing arrangements as of March 31, 2020 are as follows:

Annual minimum payments:	Amount
2020 (April 1, 2020 to June 30, 2020)	$4,227
Total minimum payments	4,227
Less amount representing interest	(47)
Present value of net minimum payments	4,180
Short term portion of finance leases	(4,180)
Long term portion of finance leases	$0

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2020

Purchase Commitments

As of March 31, 2020, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $5,936,000.

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

NOTE 10 — Subsequent Events

On April 20, 2020, the Company received a U.S. Small Business Administration Loan (the “SBA Loan”) from Western Alliance Bank, pursuant to the Paycheck Protection Program established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), in the amount of $1,058,700 (the “Loan Proceeds”). Under the Paycheck Protection Program Loan Note (the “Promissory Note”), the SBA Loan has a fixed interest rate of 1%, a maturity date of April 20, 2022, and no payments are due on the SBA Loan for six months. There is no prepayment penalty. Pursuant to the terms of the SBA Loan and Promissory Note, the Company may apply for forgiveness of the amount due on the SBA Loan in an amount equal to the sum of the following costs incurred by the Company during the eight-week period beginning on April 20, 2020: payroll costs, any payment of interest on a covered mortgage obligation, payment on a covered rent obligation, and any covered utility payment. The amount of SBA Loan forgiveness shall be calculated in accordance with the requirements of the Paycheck Protection Program, including the provisions of Section 1106 of the CARES Act, although no more than 25% of the amount forgiven can be attributable to non-payroll costs.

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

Index

The Company and its products

We are a leading innovator of data capture and delivery solutions for enhanced productivity in workforce mobilization. Our products are incorporated into mobile applications used in point of sale (POS), commercial services (field workers), asset tracking, manufacturing process and quality control, transportation and logistics (goods tracking and movement), event management (ticketing, entry, access control, and identification), medical and education. Our primary products are cordless data capture devices incorporating barcode scanning or RFID/Near Field Communications (NFC) technologies that connect over Bluetooth. All products work with applications running on smartphones, mobile computers and tablets using operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®). We offer an easy-to-use software developer kit (Capture SDK) to application developers, which enables them to provide their users with our advanced barcode scanning and RFID/NFC features. Our products are integrated in their application solutions and are marketed by the application developers or the resellers of their applications. The number of our registered developers for data capture applications continues to grow.

Durable companion cordless barcode scanners. Our DuraScan® 700 Series Linear Barcode Scanner (D700), Laser Barcode Scanner (D730) and Universal Barcode Scanner (D740, D750, D760), are designed to be durable barcode scanners with IP54-rated outer casing to withstand tougher environments. Universal Barcode Scanners (D740, D750, D760) read all common 1D, stacked, 2D and postal codes. D740 is priced competitively with a 1D barcode scanner, making D740 the affordable 2D option available in the market. D760 includes MRZ (machine-readable zone) support, making it capable of scanning passports, visas, and other travel documents.

Standard companion cordless barcode scanners. Our SocketScan® 700 Series include 1D linear imaging (S700), 1D laser (S730) and 2D (S740) barcode scanners, available in five vivid colors: blue, green, red, white and yellow. S740 reads all common 1D, stacked, 2D and postal codes.

DuraSled and Attachable cordless barcode scanners. Our SocketScan 800 Series cordless barcode scanners, 1D linear imaging (S800) and 2D (S840, S860) are attachable to smartphones, tablets and other mobile devices with an easily detachable clip or DuraCase, creating a one-handed solution. DuraCase models support iPhone 6/7/8, iPhone 6/7/8 Plus, iPod touch, Samsung J3/J5 and Samsung S7. New DuraCase models are introduced from time to time as new mobile phones are released. S860 includes MRZ (machine-readable zone) support, making it capable of scanning passports, visas, and other travel documents in addition to barcodes. SocketScan 800 Series scanners may be used stand-alone as well.

In 2019, We expanded our product line with a new family of products; DuraSled for the iPhone models 6,7,8, X and 11. The DuraSled combines the iPhone and a scanner to make a single-handed solution. The DuraSled both protects the phones from impact damage and provides a robust charging solution for all environments.

Contactless RFID/NFC reader writer. Our contactless product line includes the D600 Contactless Reader/Writer and the S550 Contactless Membership Card Reader/Writer. The D600, an ergonomically handheld model with IP54-rated outer casing, can read and write many different types of electronic SmartTags or transfer data with near field communication. The S550 enables us to expand our business into the emerging market for tap-and-go solutions that have traditionally been limited to payment solutions, such as Apple Pay, but can now be used for ticketing, access and identification applications. S550 is currently available for the developers.

Index

Software Developer Kit (Capture SDK). Our Software Developer Kit (Capture SDK) supports all our data capture devices with a single installation, making it easy for a developer to integrate our data capture capabilities into their application. With the installation of our data capture software, the developers’ customers can choose any of our products that work best for them. Our Capture SDK enables the developer to modify captured data, control the placement of the barcoded or RFID data in their application, and control the feedback to the user that the transaction and transmission was successfully completed. Our Capture SDK also supports the built-in camera in a customer’s smartphone or tablet to be used for occasional or lower volume data collection requirements. The Capture SDK uses tools integrated with software build environments such as CocoaPods, Maven and NuGet, adds support for high level frameworks such as Xamarin, Cordova and Java, and adds other features to make it easier for developers to integrate our data capture software into their applications.

We design our own products and are responsible for all associated test equipment. We use third party contract manufacturers to make many components. We perform final product assembly, test, package and distribute our products at and from our Newark, California facility. We offer our products worldwide through two-tier distribution enabling customers to purchase from large numbers of on-line resellers around the world including application developers who resell their own solutions along with our data capture products. We believe growth in mobile applications and the mobile workforce are resulting from technical advances in mobile technologies, cost reductions in mobile devices and the growing adoption by businesses of mobile applications for smartphones and tablets, building a growing demand for our products. Our data capture products address the need for speed and accuracy by today’s mobile workers and by the systems supporting those workers, thereby enhancing their productivity and allowing them to exploit time sensitive opportunities and improve customer satisfaction.

Revenues

Total revenue for the first quarter of 2020 was approximately $4.2 million, a decrease of 9% compared to the revenue of approximately $4.6 million for the same quarter a year ago. Our Q1 2020 revenue was impacted by the COVID-19 pandemic as over 70% of our business is driven by retail centric applications, a business segment impacted severely by the lockdowns to slow down the spread of the coronavirus.

Gross Margins

Our gross profit margins for the first quarters of 2020 and 2019 were 53% and 52%, respectively.

Research and Development Expense

Research and development expense in the first quarter of 2020 and 2019 was approximately $881,000 and approximately $894,000, respectively.

Sales and Marketing Expense

Sales and marketing expense in the first quarter of 2020 was approximately $768,000, an increase of 2% compared to expense of approximately $756,000 in the same quarter a year ago.

Index

General and Administrative Expense

General and administrative expense in the first quarter of 2020 was approximately $666,000, a decrease of 5% compared to expense of approximately $703,000 in the first quarter of 2019.

Interest Expense, Net of Interest Income

Interest expense and other, net of interest income and other, was approximately $19,000 in the first quarter of 2020 compared to $29,000 in the first quarter of 2019. Interest expense in 2020 was primarily related to interest on bank term loan and credit line facilities (see “NOTE 4 — Bank Financing Arrangements” for more information). Average outstanding balance of bank term loan and credit lines during the first three months of 2020 was $1.4 million. Interest expense in Q1 2019 was primarily related to interest on bank term loan and credit line facilities. Additionally, interest expense in each of the comparable first quarters includes interest on equipment lease financing obligations.

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

We didn’t record deferred tax benefit for the loss for the first quarter of 2020. In Q1 2019, our stock-based compensation of $121,965 is the primary permanent difference between financial and tax expense which increased our taxable income. We estimated our federal and state effective tax rate to be 36% in Q1 2019 and recorded a deferred tax expense of $6,670. Our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at $5,506,934 at March 31, 2020.

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

Liquidity and Capital Resources

As reflected in our Statements of Cash Flows, net cash used in operating activities was $50,790 in the first quarter 2020, compared to net cash used of $406,000 in the comparable period a year ago. We calculate net cash provided by or used in operating activities by reducing our net loss ($90,327 in the first quarter of 2020) or increasing our net income ($11,839 in the first quarter of 2019) by those expenses that did not require the use of cash. These items consist of stock-based compensation expense, depreciation and amortization, and deferred tax expenses and benefits. These amounts totaled approximately $279,000 and $229,000 in the first quarters of 2020 and 2019, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

Index

In the first quarter of 2020 changes in operating assets and liabilities resulted in a net use of cash of approximately $240,000 and were primarily from increases in inventory levels and decreases in accounts payable. In the first quarter of 2019 changes in operating assets and liabilities resulted in a net use of cash of approximately $647,000 and were primarily from increases in accounts receivable due to higher shipments in the middle of the first quarter and increases in inventory levels. The uses of cash were partially offset by increases in accounts payable, driven primarily by increased inventory purchases.

In the first quarters of 2020 and 2019, we invested approximately $155,000 and $100,000, respectively, in manufacturing tooling costs and computer software development costs.

Net cash provided by financing activities for the three months ended March 31, 2020 was approximately $390,000, compared to net cash provided by financing activities of $351,000 in the comparable period a year ago. Financing activities in 2020 consisted primarily of $527,000 borrowed on our bank lines of credit, partially offset by $125,000 repayment of our term loan. Financing activities in the first quarter of 2019 consisted primarily of $480,000 borrowed on our bank lines of credit, partially offset by $125,000 repayment of our term loan.

Contractual Obligations

Our contractual cash obligations at March 31, 2020 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$5,936,000	$5,907,000	$29,000	$—	$—
Operating lease	1,113,000	483,000	630,000	—	—
Finance lease	4,000	4,000	—	—	—
Total contractual obligations	$7,053,000	$6,394,000	$659,000	$—	$—

Off-Balance Sheet Arrangements

As of March 31, 2019, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank term loan and credit line facilities. Amounts outstanding under the term loan bear interest at lender's prime rate (minimum of 4.25%) plus 1.75%. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the lender's prime rate (minimum of 4.25%) plus 0.75%, for both the domestic line (up to $2.0 million) and the international line (up to $0.5 million). Accordingly, interest rate increases could increase our interest expense on outstanding term loan and credit line balances. Based on a sensitivity analysis during the three months ended March 31, 2020, an increase of 1% in the interest rate would have increased our first quarter borrowing costs by approximately $3,500.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets at the end of the quarter ended March 31, 2020, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the first quarter of 2020 of approximately $20,000 if left unprotected. For the first quarter of 2020, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $1,500. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the last fiscal quarter ended March 31, 2020 and this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Global economic conditions may have an impact on our business and our financial condition. We may face significant challenges if global economic growth slows down and conditions in the financial markets worsen. The current COVID-19 pandemic has reduced our product purchases due to worldwide curtailment of business activities to slow down the spread of the coronavirus. Should these conditions continue, we may find it necessary to initiate reductions in our expenses and defer product development program. In addition, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions.

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

A significant portion of our revenue comes from a limited number of distributors. In the first 3 months of 2020 and all of 2019, Ingram Micro® and BlueStar together represented approximately 53% and 59%, respectively, of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any of our distributors could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with any of our significant distributors, we would experience disruption and delays in marketing our products.

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

Our corporate headquarters is located in a seismically active region in Northern California. If major disasters such as earthquakes occur, or our information system or communications network breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, we may be affected by the current health epidemic, COVID-19 if such an epidemic persists for an extended period of time. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

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

As of May 11, 2020, we had 6,009,507 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of May 11, 2020, we had 2,249,925 shares of common stock subject to outstanding options under our stock option plans, and 287,601 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2019 through May 11th, 2020, our common stock price fluctuated between a high of $2.80 and a low of $0.76. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: May 15, 2020	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 15, 2020	/s/ Lynn Zhao
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