Form 10-Q
period 2020-06-30
SOCKET MOBILE, INC.
filed 2020-08-12
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

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

The number of shares of Common Stock ($0.001 par value) outstanding as of August 7, 2020 was 6,050,655 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	2020	2019

Revenues	$2,715,024	$5,060,105	$6,935,710	$9,688,696

Cost of revenues	1,353,498	2,430,464	3,350,469	4,659,213

Gross profit	1,361,526	2,629,641	3,585,241	5,029,483

Operating expenses:
Research and development	859,510	997,483	1,740,148	1,891,219
Sales and marketing	722,160	771,097	1,489,956	1,527,011
General and administrative	589,730	643,215	1,255,846	1,346,397
Total operating expenses	2,171,400	2,411,795	4,485,950	4,764,627

Operating income (loss)	(809,874)	217,846	(900,709)	264,856

Interest expense, net	(8,149)	(29,307)	(27,641)	(57,808)
Other income	50,000	—	70,000	—

Net income (loss) before income taxes	(768,023)	188,539	(858,350)	207,048

Income tax expense	—	(68,749)	—	(75,419)

Net income (loss)	$(768,023)	$119,790	$(858,350)	$131,629

Net income (loss) per share:

Basic	$(0.13)	$0.02	$(0.14)	$0.02
Diluted	$(0.13)	$0.02	$(0.14)	$0.02

Weighted average shares outstanding:

Basic	6,009,383	5,999,159	6,011,695	5,969,666
Diluted	6,009,383	6,271,507	6,011,695	6,203,889

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED BALANCE SHEETS
	June 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$926,983	$958,860
Accounts receivable, net	1,770,112	2,837,006
Inventories, net	3,253,709	3,178,908
Prepaid expenses and other current assets	255,339	312,127
Deferred cost on shipments to distributors	153,793	233,823
Total current assets	6,359,936	7,520,724

Property and equipment:
Machinery and office equipment	2,271,539	2,195,405
Computer equipment	1,279,482	1,336,445
	3,551,021	3,531,850
Accumulated depreciation	(2,699,040)	(2,667,340)
Property and equipment, net	851,981	864,510

Goodwill	4,427,000	4,427,000
Other long-term assets	180,825	202,611
Deferred tax assets	5,506,934	5,506,934
Operating lease right-of-use assets	794,735	936,708
Total assets	$18,121,411	$19,458,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,831,685	$2,084,848
Accrued payroll and related expenses	458,178	566,350
Deferred revenue on shipments to distributors	432,506	611,029
Short term portion of deferred service revenue	28,086	32,900
Bank lines of credit	450,000	1,412,449
Notes payable – current portion	578,259	333,333
Operating lease – current portion	455,928	419,288
Finance lease – current portion	—	8,291
Total current liabilities	4,234,642	5,468,488

Long-term portion of operating lease	508,328	715,062
Long-term portion of deferred service revenue	33,382	40,711
Long-term portion of notes payable	713,774	—
Total liabilities	5,490,126	6,224,261

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 6,009,109 shares at June 30, 2020 and 6,017,674 shares at December 31, 2019	6,009	6,018
Additional paid-in capital	61,322,389	61,066,971
Accumulated deficit	(48,697,113)	(47,838,763)
Total stockholders’ equity	12,631,285	13,234,226
Total liabilities and stockholders’ equity	$18,121,411	$19,458,487

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	6,017,674	$6,018	$61,066,971	$(47,838,763)	$13,234,226
Repurchase of common stock	(4,967)	(5)	(8,491)	—	(8,496)
Cancellation of restricted stock	(3,200)	(3)	3	—	—
Stock-based compensation	—	—	132,065	—	132,065
Net loss	—	—	—	(90,327)	(90,327)
Balance at March 31, 2020	6,009,507	$6,010	$61,190,548	$(47,929,090)	$13,267,468
Cancellation of restricted stock	(398)	(1)	472	—	471
Stock-based compensation	—	—	131,369	—	131,369
Net loss	—	—	—	(768,023)	(768,023)
Balance at June 30, 2020	6,009,109	$6,009	$61,322,389	$(48,697,113)	$12,631,285

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional		Total
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	5,883,109	$5,883	$60,523,901	$(48,125,349)	$12,404,435
Restricted stock grants	116,050	116	(116)	—	—
Stock-based compensation	—	—	121,965	—	121,965
Net income	—	—	—	11,839	11,839
Balance at March 31, 2019	5,999,159	$5,999	$60,645,750	$(48,113,510)	$12,538,239
Stock-based compensation	—	—	137,035	—	137,035
Net income	—	—	—	119,790	119,790
Balance at June 30, 2019	5,999,159	$5,999	$60,782,785	$(47,993,720)	$12,795,064

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income (loss)	$(858,350)	$131,629
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	263,434	259,000
Depreciation and amortization	290,498	217,664
Deferred tax expenses (benefits)	—	74,619

Changes in operating assets and liabilities:
Accounts receivable	1,066,894	(550,425)
Inventories	(74,801)	(123,005)
Prepaid expenses and other current assets	56,788	(278,629)
Accounts payable and accrued expenses	(253,163)	(110,835)
Accrued payroll and related expenses	(108,172)	133,808
Net deferred revenue on shipments to distributors	(98,493)	107,166
Deferred service revenue	(12,143)	20,766
Net change in operating lease	(28,121)	(19,099)
Net cash provided by (used in) operating activities	244,371	(137,341)

Investing activities
Purchases of equipment	(256,183)	(187,458)
Net cash used in investing activities	(256,183)	(187,458)

Financing activities
Payments on finance leases	(8,291)	(7,680)
Common stock repurchase and related expenses	(8,025)	—
Proceeds from borrowings under bank line of credit agreement	4,630,000	8,754,000
Repayments of borrowings under bank line of credit agreement	(5,592,449)	(8,240,804)
Repayments of bank term loan	(250,000)	(250,000)
Proceeds from notes payable	1,208,700	—
Net cash (used in) provided by financing activities	(20,065)	255,516

Net decrease in cash and cash equivalents	(31,877)	(69,283)

Cash and cash equivalents at beginning of period	958,860	1,084,991
Cash and cash equivalents at end of period	$926,983	$1,015,708

Supplemental disclosure of cash flow information
Cash paid for interest	$30,640	$54,528

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2020

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. At June 30, 2020 and December 31, 2019, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance on deposit in these accounts may, at times, exceed the federally insured limits. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

On January 1, 2017, the Company adopted ASC 606 “Revenue from Contracts with Customers” and implemented a new revenue recognition policy. Instead of deferring 100% of revenue and cost of revenue until products are sold by distributors, the new policy recognizes revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. At June 30, 2020, the deferred revenue and deferred cost on shipments to distributors were $432,506 and $153,793, respectively, compared to $611,029 and $233,823, respectively, at December 31, 2019.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2020

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee is required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company adopted ASU 2016-02 effective January 1, 2019, which had no impact on the Company’s Statements of Operations. The most significant impact was the recognition of right-of-use assets and liabilities for the office space lease.

Recently Issued Financial Accounting Standards

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

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The ASU provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU is effective as of March 12, 2020 through December 31, 2022. The Company doesn’t expect the ASU will have an impact on its financial statements.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2020

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories at June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
	2020	2019
Raw materials and sub-assemblies	$3,545,065	$3,767,588
Finished goods	356,283	241,681
Inventory reserves	(647,639)	(830,361)
Inventory, net	$3,253,709	$3,178,908

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

The Asset Coverage Ratio was 1.5 to 1.0 on June 30, 2020. During the six months ended June 30, 2020, total repayments of the term loan was $250,000. Total amount borrowed under the domestic and international lines was $4,630,000 and the total repayments was $5,592,449. At June 30, 2020, the available borrowing capacity was approximately $687,000. Amounts outstanding under the term loan and bank credit facilities at June 30, 2020 are as follows:

June 30, 2020
Long-term portion of term loan	—
Current-portion of term loan	83,333
Term loan	$83,333

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2020

June 30, 2020
Lines of credit -domestic line	450,000
Lines of credit -EXIM line	—
Total lines of credit	$450,000

Interest expense on the term loan for three and six months ended June 30, 2020 was $1,896 and $5,922, respectively. Interest expense on the amounts drawn under the Company’s bank credit lines during the three and six months ended June 30, 2020 was $3,783 and $19,384. Accrued interest payable related to the amounts outstanding under the term loan and bank credit facilities at June 30, 2020 was $9,360.

NOTE 5 — Term loans

PPP Loan

On April 20, 2020, the Company received $1,058,700 of loan proceeds under the Paycheck Protection Program (“PPP”) which was established as part of the Coronavirus Aid, Relief, and Economic Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account the current business activity and the ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria. The loan has a fixed interest rate of 1% and matures in two years. Payments of principal and interest are deferred for a period of six months from the date on which the PPP loan is distributed. As of June 30, 2020, pursuant to the existing loan agreement, all of the payments expected between July 1, 2020 and June 30, 2021, or $494,926, are classified as the current portion of the note payable and the remaining balance $563,774 is classified as the long-term note payable.

The PPP loan was primarily used to cover payroll costs, rent, and utility costs during the 8-week period from April 20th through June 12th. Pursuant to the CARES Act and implementing rules and regulations, the Company will apply to its bank, Western Alliance for the PPP loan to be forgiven in part as soon as SBA has its forgiveness process prepared. The Company has used the proceeds of the PPP loan for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, the Company cannot assure that it will be eligible for forgiveness of the loan. Any PPP loan balance remaining following forgiveness by the SBA will be fully re-amortized over the remaining term of the loan.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2020

Economic Injury Disaster Loan (EIDL)

On June 26, 2020, the Company executed the standard loan documents required for a securing loan of $150,000 offered by the U.S. Small Business Administration under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Proceeds of the EIDL are being used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue from the date of inception. Installment payments, including principal and interest, are due monthly beginning June 26, 2021 (twelve months from the date of the EIDL) in the amount of $731. The balance of principal and interest is payable 30 years from the date of the EIDL. The EIDL is secured by a security interest on all of the Company’s assets. An immaterial amount of interest expense related to the loan during the three months ended June 30, 2020 was recognized.

On June 23, 2020, the Company received $10,000 from US Small Business Administration as part of Economic Injury Disaster Loan (“EIDL”). This was a grant and does not need to be repaid. The Company recorded it as other income in Q2.

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

Revenues for the geographic areas for three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Americas	$2,242,225	$3,975,771	$5,385,634	$7,653,571
Europe	200,012	604,931	815,541	1,097,923
Asia Pacific	272,787	479,403	734,535	937,202
Total revenues	$2,715,024	$5,060,105	$6,935,710	$9,688,696

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2020

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Ingram Micro Inc.	29%	41%	33%	42%
BlueStar, Inc.	25%	18%	20%	19%
ScanSource, Inc.	14%	*	10%	*

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks. To date, the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition but generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
	2020	2019
Ingram Micro Inc.	31%	49%
BlueStar, Inc.	32%	26%
ScanSource, Inc.	21%	*
*Customer accounted for less than 10% of the Company’s accounts receivable balances

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. At June 30, 2020, 38% of the Company’s accounts payable balances was concentrated in the top supplier. For the three months ended June 30, 2020, the top two suppliers accounted for 54% of the inventory purchases.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2020

NOTE 7 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of stock options and restricted stocks, based on the fair value of the awards as of the date that the awards are issued. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period.

The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. There were 37,000 stock options granted for the six months ended June 30, 2020, compared to 165,600 shares granted to executive officers, selected employees and consultants for the six months ended June 30, 2019.

The restricted stocks are issued to employees and consultants and are held in escrow by the Company until the shares vest on the schedule of 15% after year one, 20% after year two, 25% after year three and 40% after year four, subject to the employees and consultants being a continuing service provider on the vesting dates. If the service or employment is terminated, unvested shares revert to the Company. Shares are registered at grant, so share owners may vote at the annual stockholder meeting. Restricted stocks are granted at zero cost basis. Compensation cost of the restricted stocks is recognized on a straight-line basis over the 4-year vesting period. For the six months ended June 30, 2020 and 2019, the Company awarded 293,000 and 116,050 shares of restricted stock, respectively, leaving a balance of 394,506 shares of restricted stock as of June 30, 2020. Due to the existence of restrictions on sale or transfer until the stocks vest, the Company does not count the restricted stocks as issued and outstanding shares until they vest.

Total stock-based compensation expense for the three and six months ended June 30, 2020 and 2019, was $131,369 and $263,434, respectively.

NOTE 8 — Net Income (Loss) Per Share Applicable to Common Stockholders

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(768,023)	$119,790	$(858,350)	$131,629

Denominator:
Weighted average shares outstanding used in computing net income (loss) per share:
Basic	6,009,383	5,999,159	6,011,670	5,969,666
Effect of dilutive stock options	—	272,348	—	234,223

Diluted	6,009,383	6,271,507	6,011,670	6,203,889

Net income (loss) per share applicable to common stockholders:
Basic	$(0.13)	$0.02	$(0.14)	$0.02
Diluted	$(0.13)	$0.02	$(0.14)	$0.02

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2020

In the three and six months ended June 30, 2020, 2,259,937 stock options and 394,506 restricted stocks were excluded in the calculation of diluted net loss per share because their effect would be anti-dilutive. In the three and six months ended June 30, 2019, 2,185,351 and 2,223,476, respectively, stock options were excluded in the calculation of diluted net loss per share because their effect would be anti-dilutive.

NOTE 9 — Taxes

The Company recorded no deferred tax benefit for the losses in the three and six months ended June 30, 2020. In the three and six months ended June 30, 2019, the Company recorded deferred tax expenses of $68,749 and $75,419, respectively.

NOTE 10 — Commitments and Contingencies

Operating Leases

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

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. The lease agreement expires on June 30, 2022. Monthly base rent increases four percent per year annually on July 1st of each year. We recognize operating lease expense on a straight-line basis over the lease term. The operating lease expense was $103,208 and $206,416 for the three and six-month periods ended June 30, 2020 and 2019, respectively.

In June 2020, the Company signed a new two-year equipment lease agreement. The Company will pay $1,519 in monthly installments starting in September of 2020 through June 2022. On June 30, 2020, the balances of right-of-use assets and liabilities for the operating leases were approximately $0.79 million and $0.96 million, respectively, compared to approximately $0.94 million, and $1.13 million, respectively, at December 31, 2019.

Cash payments included in the measurement of our operating lease liabilities were $117,268 and $234,537 for the three- and six-month periods ended June 30, 2020, respectively, compared to $112,758 and $225,516, respectively, for the same periods a year ago.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2020

Future minimum lease payments under the operating leases of the office and copier at June 30, 2020 are shown below:

Annual minimum payments:	Amount
2020 (July 1, 2020 to December 31, 2020)	$249,994
2021	515,822
2022	262,789
Total minimum payments	1,028,605
Less: Present value factor	(64,349)
Total operating lease liabilities	964,256
Less: Current portion of operating lease	(455,928)
Long-term portion of operating lease	$508,328

Finance Leases

The new standard, ASU 2016-02 classifies lessee leases into two types, operating and finance. The Company leases certain of its equipment under finance leases. The leases are collateralized by the underlying assets. At June 30, 2020, the Company has no equipment subject to financing arrangement, compared to equipment with a cost of $100,584 at December 31, 2019. The accumulated depreciation of the assets associated with the finance leases as of June 30, 2020 and December 31, 2019, amounted to zero and $92,571 respectively.

Purchase Commitments

As of June 30, 2020, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $3,651,000.

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

NOTE 11 — Subsequent Events

As of August 7, 2020, 5,000 restricted stocks at the price of $1.49 per share have been granted from the 2004 Equity Incentive Plan subsequent to June 30, 2020.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements forecasting our future financial condition and results, our future operating activities, market acceptance of our products, expectations for general market growth of mobile computing devices, growth in demand for our data capture products, expansion of the markets that we serve, expansion of the distribution channels for our products, and the timing of the introduction and availability of new products, as well as other forecasts discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “may,” “will,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These forward-looking statements are no guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Factors that could cause actual results and outcomes to differ materially include, but are not limited to: volatility in the world economy generally and in the markets we serve in particular; the risk of delays in the availability of our products due to technological, market or financial factors including the availability of product components and necessary working capital; our ability to successfully develop, introduce and market future products; our ability to effectively manage and contain our operating costs; the availability of third-party hardware and software that our products are intended to work with; product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with; continued growth in demand for barcode scanners; market acceptance of emerging standards such as RFID/Near Field Communications and of our related data capture products; the ability of our strategic relationships to benefit our business as expected; our ability to enter into additional distribution relationships; or other factors described in this Form 10-Q including “Item 1A. Risk Factors” and recent Form 8-K and Form 10-K reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

Durable companion cordless barcode scanners. Our DuraScan® 700 Series Linear Barcode Scanner (D700), Laser Barcode Scanner (D730) and Universal Barcode Scanner (D740, D750, D760), are designed to be durable barcode scanners with IP54-rated outer casing to withstand tougher environments. Universal Barcode Scanners (D740, D750, D760) read all common 1D, stacked, 2D and postal codes. D740 is priced competitively with a 1D barcode scanner, making D740 the affordable 2D option available in the market. D760 includes MRZ (machine-readable zone) support, making it capable of scanning passports, visas, and other travel documents. In July, we announced a new medical-grade, universal scanner, the D755, which was designed and built for healthcare environment.

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

In 2019, we expanded our product line with a new family of products; DuraSled for the iPhone models 6,7,8, X and 11. The DuraSled combines the iPhone and a scanner to make a single-handed solution. The DuraSled both protects the phones from impact damage and provides a robust charging solution for all environments. The DuraSled is easy-to-use and ideal for delivery services, stock counting, ticketing and other application-driven, mobile solutions. In July 2020, we announced DuraSled compatibility for the Samsung XCover Pro. There are two versions of the XCover Pro DuraSled: the DS800 XCover Pro for 1D barcode scanning and the DS840 XCover Pro for 1D and 2D barcode scanning, respectively.

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

Revenues

Total revenues for the three and six months ended June 30, 2020 were approximately $2.7 million and $6.9 million, respectively, a decrease of 46% and 28%, respectively, from revenues of $5.1 million and $9.7 million, respectively, in the comparable periods one year ago.  The decrease for the three and six months ended June 30, 2020 was primarily due to lower sales as a result of COVID-19.

Cost of Sales and Gross Margins

 Cost of sales primarily consists of the costs to manufacture our products, including the costs of materials, contract manufacturing, shipping costs, personnel and related expenses including stock-based compensation, equipment and facility expenses, warranty costs and inventory excess and obsolete provisions.

The factors that impact our gross margins are the cost of materials, the mix of products and the extent to which we are able to efficiently utilize our manufacturing capacity. Our gross margins on sales for the three and six-month periods ended June 30, 2020 were 50% and 52%, respectively, compared to gross margins of 52% for the corresponding periods a year ago.

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

Research and development expense in the three and six months ended June 30, 2020 were approximately $860,000 and $1,741,000, a decrease of 14% and 8% compared to expenses of approximately $997,000 and $1,891,000 in the corresponding periods a year ago. Decreases in the level of research and development expense was primarily due to a reduction in employee compensation, a short-term cost saving initiative implemented by the Company to cope with COVID-19 impacts.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salaries and stock-based compensation for our sales and marketing personnel, fees for sales consultants, fees for professional services, marketing programs, advertising costs and travel expenses.

Sales and marketing expense in the three and six months ended June 30, 2020 were approximately $722,000 and $1,490,000, a decrease of 6% and 2% compared to the expense of approximately $771,000 and $1,527,000 in the corresponding periods a year ago.  The decrease was primarily due to a reduction in employee compensation, a short-term cost saving initiative implemented by the Company to cope with COVID-19 impacts.

General and Administrative Expense

General and administrative expenses consist primarily of general corporate costs, including personnel expenses, financial reporting, corporate governance and compliance and outside legal, audit and tax fees.

General and administrative expense in the three and six months ended June 30, 2020 were approximately $589,000 and $1,256,000, a decrease of 8% and 7% compared to the expense of approximately $643,000 and $1,346,000 in the corresponding periods a year ago. The decrease was primarily due to a reduction in employee compensation, a short-term cost saving initiative implemented by the Company to cope with COVID-19 impacts.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, in the three and six months ended June 30, 2020 was approximately $8,100 and $27,600, respectively, compared to approximately $29,300 and $57,800, respectively, in the same periods one year ago. Interest expense in 2020 was primarily related to interest on bank term loan and credit line facilities (see “NOTE 4 — Bank Financing Arrangements” for more information). Average outstanding balance of bank term loan and credit lines during Q2 2020 was $0.42 million. Interest expense in 2019 was also primarily related to interest on bank term loan and credit line facilities. Average outstanding balance of bank term loan and credit lines during the Q2 2019 was $1.69 million.

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

We didn’t record deferred tax benefit for the loss in the three and six months ended June 30, 2020. Our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at approximately $5,506,000 at June 30, 2020.

In the first six months of 2019, our stock-based compensation of $259,000 is the primary permanent difference between financial and tax expense which increased our taxable income. We estimated our federal and state effective tax rate to be 36% in 2019. In the three and six months ended June 30, 2019, we recorded a deferred tax expense of approximately $69,000 and $75,400, respectively, with the expectation of a return to profitable operating results and full utilization of our net operating loss carryforwards

 We have determined that utilization of existing net operating losses against future taxable income is not limited by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit our ability to fully utilize the existing net operating loss carryforwards against any future taxable income. We will continue to monitor the likelihood to realize the value of deferred tax assets in the future.

Liquidity and Capital Resources

As reflected in our Statements of Cash Flows, net cash provided by operating activities was approximately $244,000 in the first half of 2020, compared to net cash used in operating activities of approximately $137,000 in the comparable period a year ago. We calculate net cash used in or provided by operating activities by decreasing our net loss (approximately $858,000 in the first half of 2020) or increasing our net income (approximately $132,000 in the first half of 2019) by the expenses, such as stock-based compensation expense, depreciation, and deferred tax expense, that did not require the use of cash. These amounts totaled approximately $554,000 and $551,000 in the first half of 2020 and 2019, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

In the first half of 2020, changes in operating assets and liabilities resulted in net cash provided by operating activities of approximately $549,000 which was primarily due to decreases in accounts receivable driven by the lower shipments in Q2 2020. In the first six months of 2019, changes in operating assets and liabilities resulted in a net use of cash of $820,000 which was primarily due to increases in accounts receivable driven by the higher shipments in the second half of Q2 2019, the buildup of inventories to accommodate rising sales, and prepayments for insurance policies and inventories.

Index

In the first half of 2020 and 2019, we invested approximately $256,000 and $187,000, respectively, in manufacturing tooling costs and computer software development costs.

Net cash used in financing activities was approximately $20,000 in the first half of 2020, compared to net cash provided by financing activities of approximately $256,000 in the comparable period a year ago. Financing activities in the first half of 2020 consisted of proceeds of a loan of $1.06 million under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and a loan of $150,000 from the SBA under its Economic Injury Disaster (“EIDL”) assistance program, offset by repayments of borrowings under our bank lines of credit and by $250,000 repayment on our term loan. Financing activities in the first half of 2019 consisted primarily of approximately $513,000 borrowed on our bank lines of credit, partially offset by $250,000 repayment on our term loan.

Contractual Obligations

Our contractual cash obligations at June 30, 2020 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$3,651,000	$3,651,000	$—	$—	$—
Operating lease for office	996,000	447,000	549,000	—	—
Operating lease for copier	33,000	15,000	18,000	—	—
Total contractual obligations	$4,680,000	$4,113,000	$567,000	$—	$—

Off-Balance Sheet Arrangements

As of June 30, 2020, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank term loan and credit line facilities. Amounts outstanding under the term loan bear interest at lender's prime rate (minimum of 4.25%) plus 1.75%. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the lender's prime rate (minimum of 4.25%) plus 0.75%, for both the domestic line (up to $2.0 million) and the international line (up to $0.5 million). Accordingly, interest rate increases could increase our interest expense on outstanding term loan and credit line balances. Based on a sensitivity analysis during the three months ended June 30, 2020, an increase of 1% in the interest rate would have increased our second quarter borrowing costs by approximately $1,061.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets at the end of the quarter ended June 30, 2020, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the first quarter of 2020 of approximately $9,000 if left unprotected. For the second quarter of 2020, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $5,580. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the last fiscal quarter ended June 30, 2020 and this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Global economic conditions may have an impact on our business and our financial condition. We may face significant challenges if global economic growth slows down and conditions in the financial markets worsen. The current COVID-19 pandemic has reduced our sales due to worldwide curtailment of business activities to slow down the spread of the coronavirus. The future developments and the impact of COVID-19 on our business are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. We are not able to estimate the duration of the pandemic and potential impact on the business if disruptions or delays in business developments and shipments of product occur. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened our ability to develop potential businesses and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, we will continue to closely monitor market conditions and respond accordingly.

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

A significant portion of our revenue comes from a limited number of distributors. In the first half of 2020 and 2019, Ingram Micro® and BlueStar together represented approximately 53% and 61%, respectively, of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any of our distributors could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with any of our significant distributors, we would experience disruption and delays in marketing our products.

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

Index

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

As of August 7, 2020, we had 6,050,655 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of August 7, 2020, we had 2,128,061 shares of common stock subject to outstanding options under our stock option plans, and 373,251 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2019 through August 7, 2020, our common stock price fluctuated between a high of $4.15 and a low of $0.76. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: August 12, 2020	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 12, 2020	/s/ Lynn Zhao
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