Form 10-Q
period 2020-09-30
SOCKET MOBILE, INC.
filed 2020-11-16
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

The number of shares of Common Stock ($0.001 par value) outstanding as of November 11, 2020 was 6,080,145 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$4,108,738	$4,980,060	$11,044,448	$14,668,757

Cost of revenues	1,835,333	2,343,758	5,185,802	7,002,971

Gross profit	2,273,405	2,636,302	5,858,646	7,665,786

Operating expenses:
Research and development	680,797	1,015,051	2,420,945	2,906,271
Sales and marketing	658,265	785,295	2,148,221	2,312,305
General and administrative	485,465	706,485	1,741,311	2,052,882
Goodwill impairment charges	4,427,000	—	4,427,000	—
Total operating expenses	6,251,527	2,506,831	10,737,477	7,271,458

Operating income (loss)	(3,978,122)	129,471	(4,878,831)	394,328

Interest expense, net	(23,864)	(25,562)	(51,505)	(83,371)
Other income	—	—	70,000	—

Net income (loss) before income taxes	(4,001,986)	103,909	(4,860,336)	310,957

Income tax expense	(800)	(9,611)	(800)	(85,030)

Net income (loss)	$(4,002,786)	$94,298	$(4,861,136)	$225,927

Net income (loss) per share:

Basic	$(0.62)	$0.02	$(0.76)	$0.04
Diluted	$(0.62)	$0.01	$(0.76)	$0.04

Weighted average shares outstanding:

Basic	6,037,559	5,999,487	6,020,363	5,979,715
Diluted	6,037,559	6,317,270	6,020,363	6,236,673

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED BALANCE SHEETS
	September 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,774,845	$958,860
Accounts receivable, net	2,359,415	2,837,006
Inventories, net	3,362,314	3,178,908
Prepaid expenses and other current assets	317,043	312,127
Deferred cost on shipments to distributors	178,631	233,823
Total current assets	7,992,248	7,520,724

Property and equipment:
Machinery and office equipment	2,330,311	2,195,405
Computer equipment	1,339,065	1,336,445
	3,669,376	3,531,850
Accumulated depreciation	(2,834,619)	(2,667,340)
Property and equipment, net	834,757	864,510

Goodwill	—	4,427,000
Other long-term assets	169,932	202,611
Deferred tax assets	5,506,934	5,506,934
Operating lease right-of-use assets	704,416	936,708
Total assets	$15,208,287	$19,458,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,014,944	$2,084,848
Accrued payroll and related expenses	402,192	566,350
Deferred revenue on shipments to distributors	556,854	611,029
Short term portion of deferred service revenue	25,991	32,900
Bank lines of credit	—	1,412,449
Notes payable – current portion	682,850	333,333
Subordinated convertible notes payable, net of discount	168,645	—
Subordinated convertible notes payable, net of discount-related party	1,264,840	—
Operating lease – current portion	471,006	419,288
Finance lease – current portion	—	8,291
Total current liabilities	5,587,322	5,468,488

Long-term portion of operating lease	384,180	715,062
Long-term portion of deferred service revenue	29,194	40,711
Long-term portion of notes payable	375,850	—
Total liabilities	6,376,546	6,224,261

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 6,050,655 shares at September 30, 2020 and 6,017,674 shares at December 31, 2019	6,051	6,018
Additional paid-in capital	61,525,589	61,066,971
Accumulated deficit	(52,699,899)	(47,838,763)
Total stockholders’ equity	8,831,741	13,234,226
Total liabilities and stockholders’ equity	$15,208,287	$19,458,487

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	6,017,674	$6,018	$61,066,971	$(47,838,763)	$13,234,226
Repurchase of common stock	(4,967)	(5)	(8,491)	—	(8,496)
Cancellation of restricted stock	(3,200)	(3)	3	—	—
Stock-based compensation	—	—	132,065	—	132,065
Net loss	—	—	—	(90,327)	(90,327)
Balance at March 31, 2020	6,009,507	$6,010	$61,190,548	$(47,929,090)	$13,267,468
Repurchase of common stock	(398)	(1)	472	—	471
Stock-based compensation	—	—	131,369	—	131,369
Net loss	—	—	—	(768,023)	(768,023)
Balance at June 30, 2020	6,009,109	$6,009	$61,322,389	$(48,697,113)	$12,631,285
Stock options exercised	41,546	42	73,649	—	73,691
Stock-based compensation	—	—	129,551	—	129,551
Net loss	—	—	—	(4,002,786)	(4,002,786)
Balance at September 30, 2020	6,050,655	$6,051	$61,525,589	$(52,699,899)	$8,831,741

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	5,883,109	$5,883	$60,523,901	$(48,125,349)	$12,404,435
Restricted stock grants	116,050	116	(116)	—	—
Stock-based compensation	—	—	121,965	—	121,965
Net income	—	—	—	11,839	11,839
Balance at March 31, 2019	5,999,159	$5,999	$60,645,750	$(48,113,510)	$12,538,239
Stock-based compensation	—	—	137,035	—	137,035
Net income	—	—	—	119,790	119,790
Balance at June 30, 2019	5,999,159	$5,999	$60,782,785	$(47,993,720)	$12,795,064
Stock options exercised	494	1	513	—	514
Stock-based compensation	—	—	133,008	—	133,008
Net income	—	—	—	94,298	94,298
Balance at September 30, 2019	5,999,653	$6,000	$60,916,306	$(47,899,422)	$13,022,884

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income (loss)	$(4,861,136)	$225,927
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	392,985	392,008
Depreciation and amortization	436,970	333,451
Deferred tax expenses (benefits)	—	112,068
Goodwill impairment charges	4,427,000	—

Changes in operating assets and liabilities:
Accounts receivable	477,591	(695,032)
Inventories	(183,406)	(255,910)
Prepaid expenses and other current assets	(4,916)	(98,477)
Accounts payable and accrued expenses	(69,904)	256,535
Accrued payroll and related expenses	(164,158)	122,151
Net deferred revenue on shipments to distributors	1,017	132,797
Deferred service revenue	(18,426)	14,807
Net change in operating lease	(46,872)	(33,160)
Net cash provided by operating activities	386,745	507,165

Investing activities
Purchases of equipment	(374,538)	(437,083)
Net cash used in investing activities	(374,538)	(437,083)

Financing activities
Payments on finance leases	(8,291)	(11,655)
Common stock repurchase and related expenses	(8,025)	—
Proceeds from borrowings under bank line of credit agreement	5,630,000	13,038,000
Repayments of borrowings under bank line of credit agreement	(7,042,449)	(12,925,817)
Repayments of bank term loan	(333,333)	(375,000)
Proceeds from notes payable	1,208,700	—
Repayments of notes payable	(150,000)	—
Proceeds from subordinated convertible notes payable, net of discount	168,645	—
Proceeds from subordinated convertible notes payable, net of discount-related party	1,264,840	—
Stock options exercised	73,691	514
Net cash (used in) provided by financing activities	803,778	(273,958)

Net increase (decrease) in cash and cash equivalents	815,985	(203,876)

Cash and cash equivalents at beginning of period	958,860	1,084,991
Cash and cash equivalents at end of period	$1,774,845	$881,115

Supplemental disclosure of cash flow information
Cash paid for interest	$42,403	$81,060

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2020

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

While the COVID-19 pandemic has impacted the Company’s reported results for the quarter and nine months ended September 30, 2020, the long-term impact that the pandemic may have on the Company’s business, results of operations, financial position or cash flows remain uncertain. The Company may experience constrained supply or slowed customer demand that could materially adversely impact the Company’s business, results of operations and overall financial performance in future periods. Furthermore, the impacts of a potential worsening of the economic conditions and the continued volatility in the financial markets remain unknown. See “Item 1A. Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on the Company’s business. The Company evaluates and addresses the impacts of the COVID-19 pandemic frequently.

NOTE 2 — Summary of Significant Accounting Policies

The Company’s accounting policies are set forth in “Note 1. Organization and Summary of Significant Accounting Policies” of the Company’s Notes to Financial Statements included in the 2019 Annual Report on Form 10-K. Included herein are certain updates to those policies.

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. At September 30, 2020 and December 31, 2019, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance on deposit in these accounts may, at times, exceed the federally insured limits. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

On January 1, 2017, the Company adopted ASC 606 “Revenue from Contracts with Customers” and implemented a new revenue recognition policy. Instead of deferring 100% of revenue and cost of revenue until products are sold by distributors, the new policy recognizes revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. At September 30, 2020, the deferred revenue and deferred cost on shipments to distributors were $479,299 and $178,631, respectively, compared to $611,029 and $233,823, respectively, at December 31, 2019.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2020

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee is required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company adopted ASU 2016-02 effective January 1, 2019, which had no impact on the Company’s Statements of Operations. The most significant impact was the recognition of operating lease right-of-use assets and liabilities for the office space lease.

Goodwill Review

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this update eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.

The Company tests its goodwill for impairment annually as of September 30th or more frequently when events or circumstances indicate that the carrying value of the Company’s single reporting unit more likely than not exceeds its fair value.

As of September 30, 2020, the Company experienced a triggering event due to a drop in its stock price, which had been negatively impacted by the economic downturn caused by COVID-19 pandemic and performed a quantitative analysis for potential impairment of its goodwill. The Company's fair value measurement approach combines the income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to its present value, and market valuation technique. The income valuation technique uses estimates and assumptions including the projected future cash flows, discount rate reflecting the risk attributable to the Company, perpetual growth rate, and projected future economic and market conditions. Under the market approach, the principal assumption included an estimate for a control premium. As a result of the analysis, the Company determined the carrying value exceeded its fair value and recorded a non-cash goodwill impairment charge of $4,427,000 at September 30, 2020. No income tax benefit related to this goodwill impairment charge is recorded at September 30, 2020.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2020

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

NOTE 3 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories at September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
	2020	2019
Raw materials and sub-assemblies	$3,661,671	$3,767,588
Finished goods	398,282	241,681
Inventory reserves	(697,639)	(830,361)
Inventory, net	$3,362,314	$3,178,908

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2020

Eighth Financing Agreement

On August 28, 2020, the Company entered into the Eighth Amended and Restated Business Financing Agreement with the Bank. The Bank consented to the issuance of subordinated debt in the amount less than $2,000,000, at the annual interest rate less than 10% and maturing no sooner than 3 years.

The Asset Coverage Ratio was 1.63 to 1.0 on September 30, 2020. During the nine months ended September 30, 2020, total repayments of the term loan was $333,333. Total amount borrowed under the domestic and international lines was $5,630,000 and the total repayments was $7,042,449. At September 30, 2020, the available borrowing capacity was approximately $1,643,000. There were no amounts outstanding under the term loan and bank credit facilities at September 30, 2020.

Interest expense on the term loan for three and nine months ended September 30, 2020 was $229 and $6,152, respectively. Interest expense on the amounts drawn under the Company’s bank credit lines during the three and nine months ended September 30, 2020 was $1,077 and $20,461. Accrued interest payable related to the amounts outstanding under the bank credit facilities at September 30, 2020 was $373.

NOTE 5 — Term loans

PPP Loan

On April 20, 2020, the Company received $1,058,700 of loan proceeds under the Paycheck Protection Program (“PPP”) which was established as part of the Coronavirus Aid, Relief, and Economic Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account the current business activity and the ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria. The loan has a fixed interest rate of 1% and matures in two years. Payments of principal and interest are deferred for a period of six months from the date on which the PPP loan is distributed. As of September 30, 2020, pursuant to the existing loan agreement, all of the payments expected between July 1, 2020 and June 30, 2021, or $682,850, are classified as the current portion of the note payable and the remaining balance $375,850 is classified as the long-term note payable.

The PPP loan was primarily used to cover payroll costs, rent, and utility costs during the covered period. Pursuant to the CARES Act and implementing rules and regulations, the Company has applied to its bank, Western Alliance for the PPP loan to be forgiven. The Company has used the proceeds of the PPP loan for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, the Company cannot assure that it will be eligible for forgiveness of the loan. Any PPP loan balance remaining following forgiveness by the SBA will be fully re-amortized over the remaining term of the loan.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2020

Economic Injury Disaster Loan (EIDL)

On June 26, 2020, the Company executed the standard loan documents required for a securing loan of $150,000 offered by the U.S. Small Business Administration under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Proceeds of the EIDL are being used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue from the date of inception. Installment payments, including principal and interest, are due monthly beginning June 26, 2021 (twelve months from the date of the EIDL) in the amount of $731. The balance of principal and interest is payable 30 years from the date of the EIDL. The EIDL is secured by a security interest on all of the Company’s assets. An immaterial amount of interest expense related to the loan during the nine months ended September 30, 2020 was recognized.

On June 23, 2020, the Company received $10,000 from US Small Business Administration as part of Economic Injury Disaster Loan (“EIDL”). This was a grant and does not need to be repaid. The Company recorded it as other income in Q2.

On August 28, 2020, the Company paid off the Economic Injury Disaster Loan in full.

NOTE 6 — Secured Subordinated Convertible Notes Payable

On August 31, 2020, the Company completed a secured subordinated convertible note financing of $1,530,000, including $1,350,000 from officers, directors, and family members. Because the Financing involved such parties related to the Company, a special committee of the Board comprising the Board’s disinterested directors approved the Financing.

The funds raised are used to increase the Company’s working capital balances. The notes have a three-year term that accrue interest at 10% per annum and mature on August 30, 2023. The interest on the notes is payable quarterly in cash. The holder of each note may require the Company to repay the principal amount of the note plus accrued interest at any time after August 31, 2021. The principal amount of each note is convertible at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $1.46 per share, which was the market closing price of the common stock on Friday, August 28, 2020, the closing date of the financing. The notes did not contain a beneficial conversion feature because the conversion price is lower than the market closing price on the date of the notes payable. The notes are secured by the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Western Alliance Bank.

Total issuance costs associated with the financing is $96,515, and the costs are presented in the balance sheet as a direct deduction from the notes payable balance of $1,530.000 as a contra-liability. The issuance costs are amortized over three years, the term of the notes payable, and the amortization expense is reported as interest expense.

Accrued interest expense at September 30, 2020 was $12,575.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2020

Revenues for the geographic areas for three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Americas	$3,290,992	$3,283,745	$8,676,626	$10,937,316
Europe	567,977	817,420	1,383,518	1,915,343
Asia Pacific	249,769	878,895	984,304	1,816,098
Total revenues	$4,108,738	$4,980,060	$11,044,448	$14,668,757

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Ingram Micro Inc.	30%	34%	32%	39%
BlueStar, Inc.	29%	16%	23%	18%
Nippon Primex, Inc.	*	12%	*	*
Ingram Micro Pan Europe GmBH	*	10%	*	*

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks. To date, the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition but generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
	2020	2019
Ingram Micro Inc.	35%	45%
BlueStar, Inc.	33%	32%
ScanSource, Inc.	11%	*
Ingram Micro Pan Europe GmbH	10%	*

*Customer accounted for less than 10% of the Company’s accounts receivable balances

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2020

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. At September 30, 2020, 38% of the Company’s accounts payable balances was concentrated in the top three suppliers. For the three months ended September 30, 2020, the top three suppliers accounted for 64% of the inventory purchases.

NOTE 8 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of stock options and restricted stocks, based on the fair value of the awards as of the date that the awards are issued. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period.

The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. There were 37,000 stock options at the price of $1.08 granted for the nine months ended September 30, 2020, compared to 213,400 shares at the weighted average price of $2.04 granted for the nine months ended September 30, 2019.

The restricted stocks are issued to employees and consultants and are held in escrow by the Company until the shares vest on the schedule of 15% after year one, 20% after year two, 25% after year three and 40% after year four, subject to the employees and consultants being a continuing service provider on the vesting dates. If the service or employment is terminated, unvested shares revert to the Company. Shares are registered at grant, so share owners may vote at the annual stockholder meeting. Restricted stocks are granted at zero cost basis. Compensation cost of the restricted stocks is recognized on a straight-line basis over the 4-year vesting period. For the nine months ended September 30, 2020 and 2019, the Company awarded 389,680 and 124,285 shares of restricted stock, respectively, leaving a balance of 301,631 available shares as of September 30, 2020. Due to the existence of restrictions on sale or transfer until the stocks vest, the Company does not count the restricted stocks as issued and outstanding shares until they vest.

Total stock-based compensation expense for the three and nine months ended September 30, 2020 was $129,551 and $392,985, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2020

NOTE 9 — Net Income (Loss) Per Share Applicable to Common Stockholders

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020*		2019	2020*		2019
Numerator:
Net income (loss)	$(4,002,786	)*	$94,298	$(4,861,136	)*	$225,927
Net income (loss) allocated to restricted stock award	264,275		—	263,128		—
Net income (loss) available to common stockholders	$(3,738,511	)*	$94,298	$(4,598,008	)*	$225,927

Denominator:
Weighted average shares outstanding used in computing net income (loss) per share:
Basic	6,037,559		5,999,487	6,020,363		5,979,715
Effect of dilutive stock options	—		317,783	—		256,958
Diluted	6,037,559		6,317,270	6,020,363		6,236,673

Net income (loss) per share applicable to common stockholders:
Basic	$(0.62	)*	$0.02	$(0.76	)*	$0.04
Diluted	$(0.62	)*	$0.01	$(0.76	)*	$0.04

*Amounts for 2020 include goodwill impairment charges of $4.43 million recorded as of September 30, 2020. Additional information regarding goodwill impairment is contained in "Note 2 - Summary of Significant Accounting Policies."

For the three and nine months ended September 30, 2020, the shares used in computing diluted net loss per share do not include 2,599,187 dilutive stock options and shares of restricted stock, nor 1,047,945 dilutive conversion shares as the effect is anti-dilutive given the Company’s loss. In the three and nine months ended September 30, 2019, 2,128,547 and 2,189,372, respectively, stock options were excluded in the calculation of diluted net income per share.

NOTE 10 — Taxes

The Company recorded no deferred tax benefit for the losses in the three and nine months ended September 30, 2020. In the three and nine months ended September 30, 2019, the Company recorded deferred tax expenses of $9,611 and $85,030, respectively. During the three months ended September 30, 2019, the Company also recorded a tax refund of $27,838 resulted of AMT paid in the prior years.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2020

NOTE 11 — Commitments and Contingencies

Operating Leases

The Company adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2019 and restated its reported results in January 2018, including the recognition of additional operating lease right-of-use assets and liabilities. On January 1, 2018, the Company recognized operating lease right-of-use assets and operating lease liabilities in the amount of approximately $1.57 million and $1.85 million, respectively, which represented the presented the present value of future lease payments using a discount rate of 6.25% per annum.

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. The lease agreement expires on June 30, 2022. Monthly base rent increases four percent per year annually on July 1st of each year. We recognize operating lease expense on a straight-line basis over the lease term. The operating lease expense was $103,208 and $309,626 for the three and nine-month periods ended September 30, 2020 and 2019, respectively.

In June 2020, the Company also signed a new two-year equipment operating lease agreement. The Company will pay $1,519 in monthly installments starting in September of 2020 through June 2022.

On September 30, 2020, the balances of right-of-use assets and liabilities for the operating leases were approximately $0.70 million and $0.86 million, respectively, compared to approximately $0.94 million, and $1.13 million, respectively, at December 31, 2019.

Cash payments included in the measurement of our operating lease liabilities were $356,513 and $342,785 for the nine-month periods ended September 30, 2020 and 2019, respectively.

Future minimum lease payments under the operating leases of the office and copier at September 30, 2020 are shown below:

Annual minimum payments:	Amount
2020 (October 1, 2020 to December 31, 2020)	$126,516
2021	515,822
2022	262,789
Total minimum payments	905,127
Less: Amount attributable to interest	(49,941)
Total operating lease liabilities	855,186
Less: Current portion of operating lease	(471,006)
Long-term portion of operating lease	$384,180

Finance Leases

The new standard, ASU 2016-02 classifies lessee leases into two types, operating and finance. The Company leases certain of its equipment under finance leases. The leases are collateralized by the underlying assets. At September 30, 2020, the Company has no equipment subject to financing arrangement, compared to equipment with a cost of $100,584 at December 31, 2019. The accumulated depreciation of the assets associated with the finance leases as of September 30, 2020 and December 31, 2019, amounted to zero and $92,571 respectively.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2020

Purchase Commitments

As of September 30, 2020, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $3,252,000.

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

NOTE 12 — Subsequent Events

On November 5, 2020, the Company filed a shelf registration statement No. 333-249873 on Form S-3 to register securities through the Securities and Exchange Commission. The statement consists of a maximum of 1,047,942 shares of Common Stock at the conversion price of $1.46 per share that are issuable by the registrant upon the conversion of subordinated convertible notes issued on August 31, 2020 and maturing on August 30, 2023.

On November 12, 2020, the Company filed the Amendment No. 1 to its Registration Statement on Form S-3 (File No. 333-249873) to amend the Information Incorporated by Reference section by listing additional current reports on Form 8-K that were filed with the SEC on January 14, 2020 and February 12, 2020. There are no changes to the prospectus.

As of November 12, 2020, the Company has issued 29,663 shares of common stock for the exercise of stock options.

As of November 12, 2020, the Company repurchased and retired 173 shares of restricted stocks covering employee’s tax withholding obligation for the shares vested.

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

Business overview

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

As of September 30, 2020, we experienced a triggering event due to a drop in our stock price, which had been negatively impacted by the economic downturn caused by COVID-19 pandemic. We performed a quantitative analysis for potential impairment of our goodwill. Our fair value measurement approach combines the income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to its present value, and market valuation technique. The income valuation technique uses estimates and assumptions including the projected future cash flows, discount rate reflecting the risk attributable to the Company, perpetual growth rate, and projected future economic and market conditions. Under the market approach, the principal assumption included an estimate for a control premium. As a result of the analysis, we determined the carrying value exceeded our fair value and recorded a non-cash goodwill impairment charge of $4,427,000 at September 30, 2020. No income tax benefit related to this goodwill impairment charge is recorded at September 30, 2020.

As we continue to closely monitor the COVID-19 pandemic, our top priority remains the health and safety of our employees. While essential operations continue, we have adapted to a world where many in our workforce are remote and those coming on-site are following new safety measures. We remain committed to protecting our employees and supporting our customers.

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

Revenues

Total revenues for the three and nine months ended September 30, 2020 were approximately $4.1 million and $11 million, respectively, a decrease of 17.5% and 24.7%, respectively, from revenues of $5.0 million and $14.7 million, respectively, in the comparable periods one year ago.  The revenue shortfalls for the three and nine months ended September 30, 2020 were primarily due to the COVID-19 pandemic.

Cost of Sales and Gross Margins

 Cost of sales primarily consists of the costs to manufacture our products, including the costs of materials, contract manufacturing, shipping costs, personnel and related expenses including stock-based compensation, equipment and facility expenses, warranty costs and inventory excess and obsolete provisions.

Index

The factors that impact our gross margins are the cost of materials, the mix of products and the extent to which we are able to efficiently utilize our manufacturing capacity. Our gross margins on sales for the three and nine-month periods ended September 30, 2020 were 55.3% and 53%, respectively, compared to gross margins of 52.9% and 52.3%, respectively, for the corresponding periods a year ago. The improvement in Q3 margins was primarily attributed to the reduction in manufacturing overhead, a cost-saving initiative implemented in Q3.

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

Research and development expense in the three and nine months ended September 30, 2020 were approximately $681,000 and $2,421,000, a decrease of approximately 33% and 17% compared to expenses of approximately $1,015,000 and $2,906,000 in the corresponding periods a year ago. Decreases in the level of research and development expense was primarily due to a reduction in employee compensation, a short-term cost saving initiative implemented by the Company to cope with COVID-19 impacts.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salaries and stock-based compensation for our sales and marketing personnel, fees for sales consultants, fees for professional services, marketing programs, advertising costs and travel expenses.

Sales and marketing expense in the three and nine months ended September 30, 2020 were approximately $658,000 and $2,148,000, a decrease of approximately 16% and 7% compared to the expense of approximately $785,000 and $2,312,000 in the corresponding periods a year ago.  The decrease was primarily due to a reduction in employee compensation, a short-term cost saving initiative implemented by the Company to cope with COVID-19 impacts.

General and Administrative Expense

General and administrative expenses consist primarily of general corporate costs, including personnel expenses, financial reporting, corporate governance and compliance and outside legal, audit and tax fees.

General and administrative expense in the three and nine months ended September 30, 2020 were approximately $485,000 and $1,741,000, a decrease of approximately 31% and 15% compared to the expense of approximately $706,000 and $2,053,000 in the corresponding periods a year ago. The decrease was primarily due to a reduction in employee compensation, a short-term cost saving initiative implemented by the Company to cope with COVID-19 impacts.

Index

Interest Expense, Net of Interest Income

Interest expense, net of interest income, in the three and nine months ended September 30, 2020 was approximately $23,900 and $51,500, respectively, compared to approximately $25,600 and $83,400, respectively, in the same periods one year ago. Interest expense in 2020 was primarily related to interest on bank term loan and credit line facilities (see “NOTE 4 — Bank Financing Arrangements” for more information). Average outstanding balance of bank term loan and credit lines during Q3 2020 was approximately $98,350. Interest expense in 2019 was also primarily related to interest on bank term loan and credit line facilities. Average outstanding balance of bank term loan and credit lines during the Q3 2019 was $1.58 million.

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

We didn’t record deferred tax benefit for the loss in the three and nine months ended September 30, 2020. Our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at approximately $5,506,000 at September 30, 2020.

In the first nine months of 2019, our stock-based compensation of approximately $392,000 is the primary permanent difference between financial and tax expense which increased our taxable income. We estimated our federal and state effective tax rate to be 36% in 2019. In the three and nine months ended September 30, 2019, we recorded a deferred tax expense of approximately $9,611 and $85,000, respectively, with the expectation of a return to profitable operating results and full utilization of our net operating loss carryforwards

 We have determined that utilization of existing net operating losses against future taxable income is not limited by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit our ability to fully utilize the existing net operating loss carryforwards against any future taxable income. We will continue to monitor the likelihood to realize the value of deferred tax assets in the future.

Liquidity and Capital Resources

As reflected in our Statements of Cash Flows, net cash provided by operating activities was approximately $387,000 in the first nine months of 2020, compared to net cash provided by operating activities of approximately $507,000 in the comparable period a year ago. We calculate net cash provided by operating activities by decreasing our net loss (approximately $4.86 million, including goodwill impairment charges of $4.43 million, in the first nine months of 2020) or increasing our net income (approximately $226,000 in the first nine months of 2019) by the expenses, such as goodwill impairment charges, stock-based compensation expense, depreciation, and deferred tax expense, that did not require the use of cash. These amounts totaled approximately $5.26 million and $838,000 in the first nine months of 2020 and 2019, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

Index

In the first nine months of 2020, changes in operating assets and liabilities resulted in net cash used in operating activities of approximately $9,000. A decrease in accounts receivable due to lower overall shipments to our customers resulted in a source of cash of approximately $478,000. The source of cash was partially offset by higher inventory level which was driven by the combination of purchase commitments and unexpected reductions in sales due to the pandemic. The cash source was also offset by a reduction in accrued payroll and related expenses due to the company-wide mandatory vacation taken in Q3. In the first nine months of 2019, changes in operating assets and liabilities resulted in a net use of cash of approximately $556,000 which was primarily due to increases in accounts receivable driven by the higher shipments in the second half of Q3 2019, the buildup of inventories to accommodate rising sales, and prepayments for insurance policies and inventories.

In the first nine months of 2020 and 2019, we invested approximately $375,000 and $437,000, respectively, in manufacturing tooling costs and computer software development costs.

Net cash provided by financing activities was approximately $804,000 in the first nine months of 2020, compared to net cash used in financing activities of approximately $274,000 in the comparable period a year ago. Financing activities in the first nine months of 2020 consisted of proceeds of a loan of $1.06 million under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and a loan of $150,000 from the SBA under its Economic Injury Disaster (“EIDL”) assistance program, offset by approximately $1.41 million net payment of borrowings under our bank lines of credit, by approximately $333,000 repayment on our term loan and $150,000 repayment on the SBA loan. The subordinated convertible note financing has added approximately $1,433,000 to net cash. Financing activities in the first nine months of 2019 consisted primarily of $375,000 repayment on our term loan, offset by approximately $112,000 borrowed on our bank lines of credit.

Contractual Obligations

Our contractual cash obligations at September 30, 2020 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$3,252,000	$3,252,000	$—	$—	$—
Operating leases	907,000	511,000	396,000	—	—
Total contractual obligations	$4,159,000	$3,763,000	$396,000	$—	$—

Index

Off-Balance Sheet Arrangements

As of September 30, 2020, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank term loan and credit line facilities. Amounts outstanding under the term loan bear interest at lender's prime rate (minimum of 4.25%) plus 1.75%. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the lender's prime rate (minimum of 4.25%) plus 0.75%, for both the domestic line (up to $2.0 million) and the international line (up to $0.5 million). Accordingly, interest rate increases could increase our interest expense on outstanding term loan and credit line balances. Based on a sensitivity analysis during the three months ended September 30, 2020, an increase of 1% in the interest rate would have increased our third quarter borrowing costs by an immaterial amount.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets at the end of the quarter ended September 30, 2020, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the third quarter of 2020 of approximately $26,000 if left unprotected. For the third quarter of 2020, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $5,911. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the last fiscal quarter ended September 30, 2020 and this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A significant portion of our revenue comes from a limited number of distributors. In the nine months of 2020 and 2019, Ingram Micro® and BlueStar together represented approximately 55% and 57%, respectively, of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any of our distributors could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with any of our significant distributors, we would experience disruption and delays in marketing our products.

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

As of November 10, 2020, we had 6,080,145 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of November 10, 2020, we had 2,092,398 shares of common stock subject to outstanding options under our stock option plans, and 298,804 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2019 through November10, 2020, our common stock price fluctuated between a high of $4.50 and a low of $0.76. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: November 16, 2020	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 16, 2020	/s/ Lynn Zhao
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