Form 10-K
period 2020-12-31
SOCKET MOBILE, INC.
filed 2021-03-23
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

As of June 30, 2020, the aggregate market value of the registrant’s Common Stock ($0.001 par value) held by non-affiliates of the registrant was $7,360,553 based on the closing sale price as reported on the NASDAQ Marketplace system.

Number of shares of Common Stock ($0.001 par value) outstanding as of March 19, 2021: 6,941,384 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III are incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2021. Such Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 1. Business

During 2020, we undertook several actions to contain costs and strengthen our financial position and balance sheet including instituting a hiring freeze, furloughing non-essential roles from July 1, 2020 through the end of 2020, tightening discretionary spending and issuing debt. While the negative effects from the COVID-19 global pandemic in the first half of 2020 were material to our operating results, we saw positive momentum, which included sales growth during the second half of the year and improved liquidity with over $2.1 million in cash as of December 31, 2020.

We continue to monitor developments of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic to our businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the pandemic, the impact of new strains and variants of the coronavirus, the pandemic’s impact on the economies and the administration of vaccines. Those primary drivers are beyond our knowledge and control, and as a result, it is difficult to predict the cumulative impact that pandemic will have on our future sales, operating results, cash flows and financial condition. Furthermore, the impact to our businesses, operating results, cash flows, liquidity and financial condition may be further adversely impacted if the COVID-19 global pandemic continues to exist or worsens for a prolonged period of time or if plans to administer vaccines are delayed.

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

Companion SocketScan family. Our Companion SocketScan family consists of the ergonomic and independent S700 series, including 1D Linear Imaging (S700), 1D Laser (S730), 1D/2D Universal Barcode (S740) and 1D/2D/MRZ Ultimate Barcode Scanner(S760), available in multiple vivid colors: blue, green, red, white, yellow and black.

Companion DuraScan Family. Our DuraScan® 700 Series Linear Barcode Scanner (D700), Laser Barcode Scanner (D730) and Universal Barcode Scanner (D740, D745, D750, D755, D760), are designed to be durable barcode scanners with IP54-rated outer casing to withstand tougher environments. Universal Barcode Scanners (D740, D750, D760) read all common 1D, stacked, 2D and postal codes. D740 is priced competitively with a 1D barcode scanner, making D740 the affordable 2D option available in the market. D760 includes MRZ (machine-readable zone) support, making it capable of scanning passports, visas and other travel documents. D745 and D755 are medical-grade, universal scanners.

Attachable Family. Our attachable scanners include DuraSled and SocketScan 800 Series scanners. DuraSled is a barcode scanning sled designed for durability. It combines a phone with a scanner to create a one-handed solution. DuraSled protects phones from impact damage and provides a robust charging solution for all environments. It is easy-to-use and ideal for delivery services, stock counting, ticketing and other application-driven, mobile solutions.  The DuraSled series is compatible with iPod, iPhone Samsung and Windows devices.

SocketScan 800 Series cordless barcode scanners, 1D linear imaging (S800) and 2D (S840, S860) are attachable to smartphones, tablets and other mobile devices with an easily detachable clip or DuraCase, creating a one-handed solution. S860 includes MRZ (machine-readable zone) support, making it capable of scanning passports, visas and other travel documents in addition to barcodes. SocketScan 800 Series scanners may be used stand-alone as well.

Contactless RFID/NFC reader writer.  Our contactless product line includes D600 and S550. The D600, an ergonomically handheld model with IP54-rated outer casing, can read and write many different types of electronic SmartTags or transfer data with near field communication. The S550, a contactless membership card reader/writer, is designed to facilitate tap-and-go smart card and NFC applications. It combines the latest 13.56 MHz contactless technology with Bluetooth LE connectivity

Software Developer Kit (Capture SDK). Our Software Developer Kit (Capture SDK) supports all our data capture devices with a single integration, making it easier for a developer to integrate our data capture capabilities into their application. With the installation of our data capture software, the developers’ customers can choose any of our products that work best for them. Our Capture SDK enables the developer to modify captured data, control the placement of the barcoded or RFID data in their application, and control the feedback to the user that the transaction and transmission was successfully completed. Our Capture SDK also supports the built-in camera in a customer’s smartphone or tablet to be used for occasional or lower volume data collection requirements. The Capture SDK uses tools integrated with software building environments such as CocoaPods, Maven and NuGet, adds support for high level frameworks such as Xamarin, Cordova and Java, and adds other features to make it easier for developers to integrate our data capture software into their applications.

We design our own products and are responsible for all associated test equipment. We use third party contract manufacturers to make many components. We perform final product assembly, test and packaging at, and distribute our products from, our Newark, California facility. We offer our products worldwide through two-tier distribution enabling customers to purchase from large numbers of on-line resellers around the world including application developers who resell their own solutions along with our data capture products. We believe growth in mobile applications and the mobile workforce are resulting from technical advances in mobile technologies, cost reductions in mobile devices and the growing adoption by businesses of mobile applications for smartphones and tablets, building a growing demand for our products. Our data capture products address the need for speed and accuracy by today’s mobile workers and by the systems supporting those workers, thereby enhancing their productivity and allowing them to exploit time sensitive opportunities and improve customer satisfaction.

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

Mutual Respect: We value people's differences and diverse opinions, and we treat each other fairly.

General

Total employee headcount at December 31, 2020 was 48 and at December 31, 2019 it was 56. We subcontract the manufacturing of all our product components to independent third-party contract manufacturers located in the United States, Mexico, Taiwan, Singapore, China and Malaysia that have the equipment, know-how and capacity to manufacture products to our specifications. We assemble, test and distribute our products from our facilities in Newark, California. Our products are sold through a worldwide network of distributors and on-line resellers, application developers, and value-added resellers.

We were founded in March 1992 as Socket Communications, Inc. and reincorporated in Delaware in 1995 prior to our initial public offering in June 1995. We have financed our operations since inception primarily from the sale of equity capital or convertible debt, receivables-based revolving lines of credit and term loans with our bank. We began doing business as Socket Mobile, Inc. in January 2007 to better reflect our market focus on the mobile business market and changed our legal name to Socket Mobile, Inc. in April 2008. Our common stock trades on the NASDAQ Capital Market under the symbol “SCKT”. Our principal executive offices are located at 39700 Eureka Drive, Newark, CA 94560, and our phone number is (510) 933-3000. Our Internet home page is located at http://www.socketmobile.com; however, the information on, or that can be accessed through, our home page is not part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports are available free of charge on or through our internet home page as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Marketing Dynamics

Developer Relationships. We actively support software application developers to integrate our products into their applications through our registered developer program. We provide an easy-to-use software developer kit (Capture SDK) and training and technical support to our registered developers. We support the marketing activities of our registered developers in promoting the applications that include our products. Once our data collection products are integrated into a developer’s application, our products become an ingredient of the application solution and part of the developer’s marketing program for that application. We provide regular Capture SDK updates including updates that support the latest operating system updates provided by Apple, Google and Microsoft. We spend extensive engineering time and resources to ensure that our cordless data capture products are compatible with a wide variety of the most popular smartphones, tablets and mobile computers running a variety of operating systems. We comply with the standards set by the standard-setting bodies whose technologies are used in our products such as Bluetooth SIG and NFC Forum.

Mobile Markets. Our revenues are primarily driven by sales of barcode scanners integrated into retail point of sale applications for use with Apple tablets and other mobile devices. Many point of sale application providers develop software for smaller retailers, an underserved market, using tablets as cash registers. Other mobile markets addressed by registered developers include commercial services (field workers), asset tracking, manufacturing process and quality control, transportation and logistics (goods tracking and movement), event management (ticketing, entry, access control, and identification), medical and education. We expect these markets to increase the use of mobile applications and the demand for barcode scanners.

Expanded and improved product offerings. We offer a wide range of products that enable application developers and their customers to design their mobile systems to meet their specific requirements, and we encourage our distributors to support the full range of our products. The goal is for customers to view Socket Mobile as a primary source for their mobile data capture needs. Our products include stand-alone barcode scanners in both durable and standard cases, attachable barcode scanners and RFID/NFC reader/writer. We provide a software developer kit to registered developers to enable our advanced data capture software to be easily integrated into developer applications. See “Item 1 Business. The Company and its Products” for a more detailed description of our products.

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

Worldwide product availability. We distribute our products through a worldwide distribution network that places products into geographic regions to shorten purchasing time and provides a credit shield to us. Our largest distributors are Ingram Micro®, ScanSource® and Blue Star, and they support a worldwide network of on-line resellers including Shopify®, Amazon.com, and CDW®. We also offer products on our own online stores.

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

Contactless RFID/NFC Reader/Writer. We developed and commenced sales in 2017 of a Contactless RFID/NFC Reader/Writer, D600 version of our durable handheld barcode scanner. The D600 can read and write many different types of electronic SmartTags which are used in many applications today, like digital wallet applications for loyalty cards, identification cards, payment cards, coupons and event tickets. In 2020, we launched a Contactless Membership Card Reader/Writer, S550 which enables us to expand our business into the emerging market for tap-and-go solutions that have traditionally been limited to payment solutions, such as Apple Pay, but can now be used for ticketing, access and identification applications. We believe we are an early entrant into this market and do not face significant head to head competition from alternative reader/writer devices.

Proprietary Technology and Intellectual Property

We have been granted 45 U.S. patents and 13 design patents and have other patent applications under review. We have registered trademarks with the U.S. Patent and Trademark Office for the mark “Socket”, our logo, DuraScan, and SocketScan.

We have developed technological building blocks that enhance our ability to design new hardware and software products, to offer products which run on multiple software and hardware platforms, and to manufacture and package products efficiently.

We own and control the design of our barcode scanners, enabling us to modify its features or software to meet specific customer requirements.

We have developed software programs that provide unique functions and features for our data collection products. For example, our data collection software enables our barcode scanning products to scan a variety of barcodes and to route the data to many different types of data files on operating systems used in Apple, Android and Windows mobile devices. We use Bluetooth technology to provide a completely functional Bluetooth solution enabling connections and data transfers between Bluetooth-enabled devices. Our companion applications assist Apple iOS and Android users with the proper setup and use of our data capture products.

We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality procedures to protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and strategic partners, and limit access to our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, we may not be able to effectively protect our intellectual property rights in certain foreign countries. From time to time, we receive communications from third parties asserting that our products infringe, or may infringe, their proprietary rights. Litigation could be brought against us that could result in significant additional expense or compel us to discontinue or redesign some of our products.

Personnel

Our future success will depend in significant part upon the continued service of certain of our key technical and senior management personnel, and our continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Our total employee headcount as of December 31, 2020 was 48 and 56 in 2019. Our employees are not represented by a union, and we consider our employee relationships to be good. As of December 31, 2020, we had 13 persons in sales, marketing and customer service, 12 persons in development engineering, 8 persons in finance and administration, and 15 persons in operations.

Item 1A. Risk Factors

Ownership of the Company’s securities involves a number of risks and uncertainties. Potential investors should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K before deciding whether to invest in the Company’s securities. The Company’s business, financial condition or results of operations could be materially adversely affected by any of these risks. The risks described below are not the only ones facing the Company. Additional risks that are currently unknown to the Company or that the Company currently considers immaterial may also impair its business or adversely affect its financial condition or results of operations.

We could be materially adversely affected by the ongoing COVID-19 pandemic for which we are unable to predict the ultimate impact as the extent and duration of the COVID-19 pandemic is uncertain.

The ongoing COVID-19 pandemic has resulted in widespread impacts on the global economy, and the unfavorable impacts we may experience include:

•	Reductions or volatility in demand for one or more of our products which may be caused by the temporary inability of consumers to purchase our products due to illness, business closures, or financial hardship; and shifts in demand away from one or more of our higher priced products to lower priced products. If prolonged, such impacts can further increase the difficulty in planning our operations, which may adversely impact our results, liquidity and financial condition.
•	Inability to meet our customers’ needs due to disruptions in our manufacturing operations.
•	Failure of third parties on which we rely, including our suppliers, contract manufacturers, distributors, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, which may adversely impact our operations, liquidity and financial condition.

Despite our efforts to manage and remedy these impacts to the Company, there is considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures to try to contain the virus. The ultimate impact of the COVID-19 pandemic depends on factors beyond our knowledge or control. As a result, we cannot predict the ultimate impact of the COVID-19 pandemic and whether it will have a material impact on our liquidity, financial position, results of operations and cash flows.

A deterioration in global economic conditions may have adverse impacts on our business and financial condition in ways that we currently cannot predict and may limit our ability to raise additional funds.

If global economic conditions deteriorate, it may have a negative impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets worsen. The future developments and the impact of COVID-19 on our business are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakening our ability to develop potential businesses and a decreased ability to raise additional capital when needed on acceptable terms, if at all.

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

Despite security protections, our business records and information could be hacked by unauthorized personnel.

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

Our credit agreements with our bank requires us to remain in compliance with the covenants specified under the terms of the agreement. The agreement also contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock, enter into transactions with affiliates and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. The agreement also contains customary events of default including, among others, payment defaults, breaches of covenants, bankruptcy and insolvency events, cross defaults with certain material indebtedness, judgment defaults, and breaches of representations and warranties. Upon an event of default, our bank may declare all or a portion of our outstanding obligations payable to be immediately due and payable and exercise other rights and remedies provided for under the agreement. During the existence of an event of default, interest on the obligations could be increased. The agreement may be terminated by us or by our bank at any time. Upon such termination, our bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at our bank’s discretion and our bank is not obligated to make advances.

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

A significant portion of our revenue comes from a limited number of distributors. In 2020 and 2019, Ingram Micro® and BlueStar together represented approximately 54% and 59%, respectively, of our worldwide revenues. We expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Any of our distributors could choose to stop selling some or all of our products at any time, and each of these companies also carries our competitors’ products. If we lose our relationship with any of our significant distributors, we would experience disruption and delays in marketing our products.

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

We rely primarily on distributors to distribute our products, and our sales would suffer if any of these distributors stops selling our products effectively.

Because we distribute and fulfill resellers’ orders for our products primarily through distributors, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build-up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity.

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

As of March 19, 2021, we had 6,941,384 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of March 19, 2021, we had 1,281,887 shares of common stock subject to outstanding options under our stock option plans, and 351,986 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2020 through March 19, 2021, our common stock price fluctuated between a high of $35.00 and a low of $0.76. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a 37,100 square-foot office facility in Newark, California under a lease expiring in June 2022. This facility houses our headquarters and manufacturing operations and is used by all segments of the Company. We believe that our current facilities are sufficient and adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Company’s common stock is traded on the NASDAQ Marketplace under the symbol “SCKT.”

On March 19, 2021, the closing sales price for our common stock as reported on the NASDAQ Marketplace was $9.45. We had approximately 15,000 beneficial stockholders of record as of March 19, 2021. We have not paid dividends on our common stock, and we currently intend to retain future earnings for use in our business and do not anticipate paying dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Performance Graph

The performance graph shown below shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of Socket Mobile, Inc. under the Securities Act of 1933, as amended, or the Exchange Act. The performance graph below shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from December 31, 2015 through December 31, 2020 comparing the return on the Company's common stock with the Russell 2000 Index and the NASDAQ Computer & Data Processing Index. No dividends have been declared or paid on the common stock during such period. Historical stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and the notes thereto in Item 8, “Financial Statements and Supplementary Data.”

	Years Ended December 31,
(Amounts in thousands except per share)	2016	2017	2018	2019	2020
Income Statement Data:
Revenues	$20,788	$21,286	$16,454	$19,253	$15,700
Gross profit	$10,434	$11,390	$8,456	$10,101	$8,335
Operating expenses	$7,871	$8,972	$9,042	$9,494	$12,686 *
Net income (loss) before income taxes	$2,432	$2,338	$(715)	$506	$(3,330)
Income tax benefit (expense)	$9,715	$(3,769)	$144	$(219)	$51
Net income (loss)	$12,147	$(1,431)	$(571)	$287	$(3,279)
Net income (loss) per share: Basic	$2.10	$(0.23)	$(0.09)	$0.05	$(0.51)
Diluted	$1.80	$(0.23)	$(0.09)	$0.05	$(0.51)
Weighted average shares outstanding:
Basic	5,793	6,293	6,095	5,984	6,036
Diluted	6,820	6,293	6,095	6,208	6,036

	At December 31,
	2016	2017	2018	2019	2020
Balance Sheet Data:
Cash and cash equivalents	$1,319	$3,380	$1,085	$959	$2,122
Total assets	$21,587	$19,854	$18,597	$19,458	$15,059

Bank line of credit	$—	$—	$1,317	$1,413	$—
Term loan	$—	$—	$833	$333	$—
Related party convertible notes payable	$753	$—	$—	$—	$1,272
Convertible notes payable	$—	$—	$—	$—	$170
Capital leases and deferred rent - long term portion	$327	$271	$—	$—	$—
Operating lease	$—	$—	$1,511	$1,134	$741

Total stockholders’ equity	$16,170	$17,230	$12,405	$13,234	$10,623

* Included a $4.4 million goodwill impairment charge.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

In light of the uncertainty in the economy during the COVID-19 global pandemic, the Company undertook several actions to strengthen its financial positions and balance sheet including issuing debt, reducing operating expenses, and prioritizing capital expenditures. While the Company has the ability to continue to take more of these actions, if needed, it also has the ability to borrow under its existing $2.5 million revolving credit facility that matures on January 31, 2023. At December 31, 2020, the Company had no outstanding drawings against the revolving credit facility and had cash of approximately $2.1 million. Overall, the Company believes that the available cash, cash flows generated from future operating activities and borrowing capacity will provide the Company with continued financial viability and adequate liquidity to fund its operations and support its growth. The Company’s cash requirements are subject to change as the business conditions change. As the COVID-19 global pandemic is complex and rapidly evolving, the Company's plans may change. Although the Company saw positive momentum and improved cash generated from operating activities over the second half of 2020, the Company is still unable to predict the duration and severity of this pandemic, which could have a material adverse impact on the Company’s future sales, results of operations, financial position and cash flows, particularly if the global pandemic continues to exist or worsens for a prolonged period of time, or if plans to administer vaccines are delayed. Any such material adverse impacts could result in the Company's inability to satisfy credit facility covenants and could limit the ability to make future borrowings under credit lines.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our financial statements for the years ended December 31, 2020 and 2019. The application of these policies requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on a combination of historical experience and reasonable judgment applied to other facts. Actual results may differ from these estimates, and such differences may be material to the financial statements. In addition, the use of different assumptions or judgments may result in different estimates. We believe our critical accounting policies that are subject to these estimates are: Revenue Recognition and Accounts Receivable Reserves, Inventory Valuation, Stock-Based Compensation, Income Taxes and Valuation of Goodwill.

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

Earnings (Loss) Per Share

The basic computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, "Earnings Per Share”.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

Revenue Recognition and Accounts Receivable Reserves

On January 1, 2017, we adopted ASC 606 “Revenue from Contracts with Customers” and implemented a new revenue recognition policy. Previously we deferred 100% of revenue and cost of revenue until products are sold by distributors. Under the new policy, we recognize revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. At December 31, 2020, the deferred revenue and deferred cost on shipments to distributors were approximately $451,000 and $170,000, respectively, compared to approximately $611,000 and $234,000, respectively, at December 31, 2019.

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

Results of Operations for Years Ended December 31, 2020 and 2019

Revenues

Revenue for 2020 was $15.7 million, a decrease of 19% compared to revenue of $19.3 million for 2019. Although we saw positive momentum, which included sales growth during the second half of the year, the negative effects from the COVID-19 global pandemic in the first half of 2020 were material to the Company's operating results. Revenue of Companion SocketScan products represented 65% of our revenue and decreased 9% compared to 2019. Our Companion DuraScan products, which are weatherproof and ruggedized and primarily targeted at commercial, industrial, warehousing and outdoor application and their associated customers, represented about 17% of revenue and decreased 28% compared to 2019. We upgraded all our DuraScan products to support themed field-replaceable battery, increased the durability and added healthcare specific options. Our Attachable scanners, DuraSled and 800 Series, made up of approximately 11% of our 2020 revenue and decreased approximately 29% compared to 2019. In 2020, we expanded our support for Apple devices, and now DuraSled supports iPhone 6, 7, 8, iPhone X series, SE 2020, and the entire iPhone 11 and 12 series.

Gross Margins

Annual gross margins on revenue increased slightly to 53.1% in 2020 from 52.5% in 2019. The improvement in margins was primarily attributed to the reduction in manufacturing overhead, a cost-saving initiative implemented during the year.

Research and Development Expense

Research and development expenses in 2020 were approximately $3.1 million, a decrease of 19% compared to expenses of approximately $3.9 million one year ago. Decreases in the level of research and development expense was primarily due to a reduction in employee compensation, a short-term cost saving initiative implemented by the Company to cope with COVID-19 impacts.

Research and Development expenses as a percentage of revenue were 20% in 2020 and in 2019. We believe that a continued commitment to Research and Development activities is essential to maintain or achieve a leadership position for our existing products, to provide innovative new product offerings, and to provide engineering support for key customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant Research and Development investments in the future. The investment percentage is impacted by revenue levels and investing cycles.

Sales and Marketing Expense

Sales and marketing expenses in 2020 were approximately $2.8 million, a decrease of approximately 6% compared to $3.0 million in 2019. The decrease was primarily due to a reduction in employee compensation, a short-term cost saving initiative implemented by the Company to cope with COVID-19 impacts.

General and Administrative Expense

General and administrative expense in 2020 was $2.3 million, a decrease of 12% compared to $2.6 million in 2019. The decrease was primarily due to a reduction in employee compensation, a short-term cost saving initiative implemented by the Company to cope with COVID-19 impacts.

Interest Expense, net of Interest Income

Interest expense and other, net of interest income and other, was approximately $97,000 in 2020 compared to approximately $101,000 in 2019. Interest expense in 2020 were primarily related to the subordinated convertible notes to related parties and interest on bank term loan and credit line facilities. Interest expense in 2019 was primarily related to interest on bank term loan and credit line facilities (see “NOTE 2 — Bank Financing Arrangements” for more information). Average total outstanding balance of bank term loan and credit lines during 2020 was $0.48 million, compared to $1.49 million during 2019. Additionally, interest expense in each of the comparable periods includes interest on equipment lease financing obligations.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable periods, reflecting low average rates of return.

Income Taxes

In 2020, the differences between the financial loss and taxable income included the goodwill impairment charge of $4.47 million and stock-based compensation of $0.51 million, partially offset by $1.06 million for PPP loan forgiveness, which arrived a Federal taxable income of $0.29 million. The State taxable income, however, was $1.3 million due to the expenses on which the PPP loan proceeds were spent on are non-deductible in California. No deferred tax expense or benefit was recorded in 2020. In 2019, our stock-based compensation of $519,891 is the primary permanent difference between financial and tax income, which increased our taxable income and the effective tax rate. We recorded a deferred tax expense of $274,000 in 2019 with the expectation of a return to profitable operating results and full utilization of our net operating loss carryforwards. Our net operating loss carryforwards do not begin expiring until the end of 2023 if not used. Our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at $5,507,000 at December 31, 2020 and 2019.

Quarterly Results of Operations

The following table sets forth summary quarterly statements of operations data for each of the quarters in 2019 and 2020. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in our opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended (unaudited)
(amounts in thousands, except per share amounts)	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020
Summary Quarterly Data:
Revenue	$4,629	$5,060	$4,980	$4,584	$4,221	$2,715	$4,109	$4,655
Cost of revenue	2,229	2,430	2,344	2,149	1,997	1,354	1,835	2,179
Gross profit	2,400	2,630	2,636	2,435	2,224	1,361	2,274	2,476
Operating expenses:
Research and development	894	998	1,015	987	881	859	681	719
Sales and marketing	756	771	785	703	768	722	658	700
General and administrative	703	643	707	533	666	590	486	529
Goodwill impairment charges	—	—	—	—	—	—	4,427	—
Total operating expenses	2,353	2,412	2,507	2,223	2,315	2,171	6,252	1,948
Extinguishment of debt income and other income	—	—	—	—	—	50	—	1,049
Interest income (expense) and other, net	(28)	(29)	(25)	(17)	1	(8)	(24)	(46)
Income tax (expense) benefit	(7)	(69)	(10)	(134)	—	—	(1)	52
Net income (loss)	$12	$120	$94	$61	$(90)	$(768)	$(4,003)	$1,583
Basic net income (loss) per share	$0.00	$0.02	$0.02	$0.01	$(0.01)	$(0.13)	$(0.62)	$0.24
Fully diluted net income (loss) per share	$0.00	$0.02	$0.01	$0.01	$(0.01)	$(0.13)	$(0.62)	$0.22

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

Cash Flows and Contractual Obligations

As reflected in our Statements of Cash Flows, net cash provided by operating activities in 2020 was $0.80 million, compared to $0.87 million in 2019. We calculate net cash provided by operating activities by reducing our net loss ($3.3 million in 2020) or increasing our net income ($0.3 million in 2019) by the expenses, such as our Goodwill impairment charges in 2020, stock-based compensation expense, depreciation, amortization of intangible assets, deferred tax expense, that did not require the use of cash, and by increasing our net loss by the PPP loan forgiveness in 2020. The net amounts were $4.48 million and $1.26 million in 2020 and 2019, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In 2020, changes in operating assets and liabilities resulted in a net use of cash of $0.4 million which was primarily due to a decrease of accounts payable and accrued expenses as well as accrued payroll and related expenses, partially offset by decrease in accounts receivable due to reduced levels of shipments in the second half of Q4 2020 compared to Q4 2019. In 2019, changes in operating assets and liabilities resulted in a net use of cash of $0.67 million which was primarily due to the buildup of inventories to support rising sales and to secure long lead time components, and due to increase in accounts receivables driven by higher levels of shipments in the second half of Q4 2019.

In 2020 and 2019, we used $0.5 million and $0.6 million, respectively, in investing activities related to expenditures on production tooling for new products and purchases of computer software and hardware.

Net cash provided by financing activities was $0.89 million in 2020, compared $0.40 million of cash used in financing activities during 2019. Financing activities in 2020 consisted of the receipt of the PPP loan & EIDL loan for $1.21 million and proceeds of $1.43 million from convertible notes payable, partially offset by net $1.41 million paydown of our bank line of credit and a $0.33 million paydown of the bank term loan. Financing activities in 2019 consisted primarily a $0.5 million paydown of the bank term loan.

Our contractual obligations at December 31, 2020 are outlined in the table shown below:

	Payments Due by Period
Contractual Obligations	Total	1 year	2 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$6,256,000	$6,256,000	$—	$—	$—
Operating leases	779,000	516,000	263,000	—	—
Total contractual obligations	$7,035,000	$6,772,000	$263,000	$—	$—

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

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

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended December 31, 2020, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the fourth quarter 2020 of approximately $35,500 if left unprotected. For the fourth quarter of 2020, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net gain of $10,700. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

Item 8. Financial Statements and Supplementary Data

The supplementary information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Socket Mobile, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Socket Mobile, Inc. (“the Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate audit opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Deferred Tax Asset Valuation Allowance Assessment

Critical Audit Matter Description

As described in notes 1 and 6 to the consolidated financial statements, the Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized. The Company utilizes an undiscounted cash flow model to help determine the expected usage of the deferred tax asset and related need for a valuation allowance.

We identified the evaluation of the deferred tax asset valuation allowance assessment as a critical audit matter because of the significant estimates and assumptions management used in the undiscounted cash flow analysis. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures consisted of the following:

•	Testing management’s process for developing the accounting estimate for the allowance.
•	Evaluating the appropriateness of the undiscounted cash flow model used by management.
•	Testing the completeness and accuracy of underlying data used in the undiscounted cash flow model.
•	Evaluating the significant assumptions used by management related to revenues, gross margin, other operating expenses, and income taxes to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
•	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the undiscounted cash flow model.

Goodwill Impairment Assessment

Critical Audit Matter Description

As described in note 1 to the financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently, if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with the carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. The Company’s annual impairment test occurred on September 30, 2020. The Company utilized a third-party valuations specialist to assist in the preparation of the goodwill impairment test. The Company primarily used a discounted cash flow income method and a guideline public company market method to estimate the fair value of the reporting unit.

We identified the evaluation of the impairment analysis for goodwill as a critical audit matter because of the significant estimates and assumptions management used in the discounted cash flow analysis performed by management to determine fair value of the reporting unit. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures consisted of the following:

•	Testing management’s process for developing the fair value of the reporting unit.
•	Evaluating the appropriateness of the discounted cash flow model utilized by the Company.
•	Testing the completeness and accuracy of underlying data used in the fair value estimate.
•	Evaluating the significant assumptions provided by management or developed by the third-party valuation specialist related to revenues, gross margin, other operating expenses, income taxes, long term growth rate, and discount rate to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

•	Evaluating: (1) the reasonableness of the comparable companies used; (2) the appropriateness of the market multiple used (enterprise value / revenue); and (3) the reasonableness of the market multiple applied
•	Assessing the reasonableness of the correlation of the fair value of the reporting unit to market capitalization.
•	In addition, professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the discounted cash flow model and discount rate assumptions.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2013.

Draper, UT

March 23, 2021

SOCKET MOBILE, INC.
BALANCE SHEETS
	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$2,121,763	$958,860
Accounts receivable, net	2,112,514	2,837,006
Inventories, net	3,195,842	3,178,908
Prepaid expenses and other current assets	335,386	312,127
Deferred cost on shipments to distributors	170,016	233,823
Total current assets	7,935,521	7,520,724

Property and equipment:
Machinery and office equipment	2,286,268	2,195,405
Computer equipment	1,412,030	1,336,445
	3,698,298	3,531,850
Accumulated depreciation	(2,850,635)	(2,667,340)
Property and equipment, net	847,663	864,510

Goodwill	—	4,427,000
Other long-term assets	159,039	202,611
Deferred tax assets	5,506,934	5,506,934
Operating lease right-of-use asset	609,331	936,708
Total assets	$15,058,488	$19,458,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,372,701	$2,084,848
Accrued payroll and related expenses	375,511	566,350
Deferred revenue on shipments to distributors	450,591	611,029
Short term portion of deferred service revenue	25,522	32,900
Bank lines of credit	—	1,412,449
Notes payable – current portion	—	333,333
Subordinated convertible notes payable, net of discount	169,619	—
Subordinated convertible notes payable, net of discount-related party	1,272,138	—
Operating lease – current portion	483,254	419,288
Finance lease – current portion	—	8,291
Total current liabilities	4,149,336	5,468,488

Long term portion of operating lease	258,097	715,062
Long-term portion of deferred service revenue	28,794	40,711
Total liabilities	4,436,227	6,224,261

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 6,102,630 shares at December 31, 2020 and 6,017,674 shares at December 31, 2019	6,103	6,018
Additional paid-in capital	61,733,522	61,066,971
Accumulated deficit	(51,117,364)	(47,838,763)
Total stockholders’ equity	10,622,261	13,234,226
Total liabilities and stockholders’ equity	$15,058,488	$19,458,487

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019

Revenues	$15,700,036	$19,253,105

Cost of revenues	7,365,135	9,152,462

Gross profit	8,334,901	10,100,643

Operating expenses:
Research and development	3,140,104	3,893,563
Sales and marketing	2,848,549	3,015,431
General and administrative	2,269,819	2,585,279
Goodwill impairment charges	4,427,000	—
Total operating expenses	12,685,472	9,494,273

Operating income (loss)	(4,350,571)	606,370

Interest expense, net	(97,488)	(100,656)
Other income	60,000	—
Extinguishment of debt	1,058,700	—

Net income (loss) before income taxes	(3,329,359)	505,714
Income tax benefit (expense)	50,758	(219,128)
Net income (loss)	$(3,278,601)	$286,586

Net income (loss) per share:
Basic	$(0.51)	$0.05
Fully diluted	$(0.51)	$0.05

Weighted average shares outstanding:
Basic	6,036,310	5,984,381
Fully diluted	6,036,310	6,207,731

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	5,883,109	5,883	60,523,901	(48,125,349)	12,404,435
Exercise of stock options	24,494	25	23,289	—	23,314
Stock-based compensation	—	—	519,891	—	519,891
Restricted stock grants	110,071	110	(110)	—	—
Net income	—	—	—	286,586	285,586
Balance at December 31, 2019	6,017,674	$6,018	$61,066,971	$(47,838,763)	$13,234,226
Repurchase of common stock	(5,538)	(5)	(8,475)	—	(8,480)
Cancellation of restricted stock	(9,745)	(10)	10	—	—
Exercise of stock options	100,239	100	167,965	—	168,065
Stock-based compensation	—	—	507,051	—	507,051
Net loss	—	—	—	(3,278,601)	(3,278,601)
Balance at December 31, 2020	6,102,630	$6,103	$61,733,522	$(51,117,364)	$10,622,261

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
Operating activities
Net income (loss)	$(3,278,601)	$286,586
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	507,051	519,891
Depreciation and amortization	596,900	462,930
Deferred tax expenses (benefits)	—	274,004
Forgiveness of PPP loan	(1,058,700)	—
Amortization of debt discount	11,030	—
Goodwill impairment charges	4,427,000	—

Changes in operating assets and liabilities:
Accounts receivable	724,492	(469,829)
Inventories	(16,934)	(906,580)
Prepaid expenses and other current assets	(23,259)	(4,295)
Other long-term assets	—	(1,320)
Accounts payable and accrued expenses	(712,147)	551,392
Accrued payroll and related expenses	(190,839)	54,043
Net deferred revenue on shipments to distributors	(96,631)	145,256
Deferred service revenue	(19,295)	8,676
Net change in operating lease	(65,622)	(47,220)
Net cash provided by operating activities	804,445	873,534
Investing activities
Purchase of equipment	(536,481)	(595,154)
Capitalized software costs	—	(7,800)
Net cash used in investing activities	(536,481)	(602,954)
Financing activities
Payments on operating leases	(8,291)	(15,696)
Common stock repurchase and related expenses	(8,480)	—
Proceeds from borrowings under bank line of credit agreement	5,630,000	17,423,000
Repayments of borrowings under bank line of credit agreement	(7,042,449)	(17,327,329)
Repayments of bank term loan	(333,333)	(500,000)
Proceeds from notes payable	1,208,700	—
Repayments of notes payable	(150,000)	—
Proceeds from subordinated convertible notes payable, net of discount	168,321	—
Proceeds from subordinated convertible notes payable, net of discount-related party	1,262,406	—
Proceeds from stock options exercised	168,065	23,314
Net cash provided by (used in) financing activities	894,939	(396,711)
Net increase (decrease) in cash and cash equivalents	1,162,903	(126,131)
Cash and cash equivalents at beginning of year	958,860	1,084,991
Cash and cash equivalents at end of year	$2,121,763	$958,860
Supplemental cash flow information
Cash paid for interest	$94,417	$100,048
Cash paid for income taxes	$4,918	$800

See accompanying notes.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — Organization and Summary of Significant Accounting Policies

Organization and Business

Socket Mobile, Inc. (the “Company”) is a leading manufacturer of data capture products for mobile applications used in Retail, Commercial Services, Industrial & Manufacturing, Transportation & Logistics, and Health Care. The Company produces a family of data capture products that connect over Bluetooth and work with applications running on smartphones, tablets and mobile computers using operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®). The Company focuses on serving the needs of software application developers as our sales are primarily driven by the deployment of barcode and RFID/NFC enabled mobile applications.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. For the years ended December 31, 2020 and 2019, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance on deposit in these accounts may, at times, exceed the federally insured limits. The Company has never experienced any losses in such accounts.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Foreign Currency

The functional currency for the Company is the U.S. dollar. However, the Company requires European distributors to purchase products in Euros and British pounds and pays the expenses of European employees in Euros and British pounds. The Company hedges a significant portion of the European receivables balance denominated in Euros to reduce the foreign currency risk associates with these assets. In 2020, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net gain of $10,700 compared to a net loss of $2,300 in 2019.

Accounts Receivable Allowances

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers. Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible. The following describes activity in the allowance for doubtful accounts for the years ended December 31, 2020 and 2019:

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Year	Balance at Beginning of Year	Charged to Costs and Expenses	Amounts Written Off	Balance at End of Year

2020	$40,651	$—	$—	$40,651
2019	$89,058	$—	$(48,407)	$40,651

Inventories

Inventories consist principally of raw materials and sub-assemblies stated at the lower of standard cost, which approximates actual costs (first-in, first-out method), or market. Market is defined as replacement cost, but not in excess of estimated net realizable value or less than estimated net realizable value less a normal margin. At the end of each reporting period, the Company compares its inventory on hand to its forecasted requirements for the next nine-month period and reserves the cost of any inventory that is surplus, less any amounts that the Company believes it can recover from the disposal of goods or that the Company specifically believes will be saleable past a nine- month horizon. The Company’s sales forecasts are based upon historical trends, communications from customers, and marketing data regarding market trends and dynamics. Changes in the amounts recorded for surplus or obsolete inventory are included in cost of revenue. Inventories, net of write-downs, at December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Raw materials and sub-assemblies	$3,642,377	$3,767,588
Finished goods	281,104	241,681
Inventory reserves	(727,639)	(830,361)
Inventory, net	$3,195,842	$3,178,908

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Prepaid insurance	$82,296	$47,884
Product certification costs	75,592	83,749
Prepaid inventory purchases	93,859	77,606
Prepaid maintenance contracts and other prepaid expenses	83,639	102,888
Prepaid expenses and other current assets	$335,386	$312,127

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method, over the estimated useful lives of the assets ranging from one to five years. Assets under finance leases are amortized in a manner consistent with the Company’s normal depreciation policy for owned assets, or the remaining lease term as applicable. Depreciation expense in the years ended December 31, 2020 and 2019, was $553,328 and $419,856, respectively.

Goodwill

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

As of September 30, 2020, the Company experienced a triggering event due to a drop in its stock price, which had been negatively impacted by the economic downturn caused by COVID-19 pandemic and performed a quantitative analysis for potential impairment of its goodwill. The Company's fair value measurement approach combines the income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to its present value, and market valuation technique. The income valuation technique uses estimates and assumptions including the projected future cash flows, discount rate reflecting the risk attributable to the Company, perpetual growth rate, and projected future economic and market conditions. Under the market approach, the principal assumption included an estimate for a control premium. As a result of the analysis, the Company determined the carrying value exceeded its fair value and recorded a non-cash goodwill impairment charge of $4,427,000 at September 30, 2020. No impairment of goodwill was recorded in the year ended December 31, 2019.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks. To date, the Company has not experienced losses on the investments.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at December 31, 2020 and December 31, 2019 were as follows:

	December 31,
	2020	2019
Ingram Micro Inc.	34%	45%
Bluestar, Inc.	29%	32%
ScanSource, Inc.	13%	*
Bluestar Europe DistributionBV	11%	*
* Customer accounted for less than 10% of the Company’s accounts receivable balances

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. At December 31, 2020, 15% of the Company’s accounts payable balances were concentrated with top two suppliers. For the years ended December 31, 2020 and 2019, top three suppliers accounted for 64% and 55%, respectively, of inventory purchases.

Revenue Recognition and Deferred Revenue

On January 1, 2017, the Company adopted ASC 606 “Revenue from Contracts with Customers” and implemented a new revenue recognition policy. Instead of deferring 100% of revenue and cost of revenue until products are sold by distributors, the new policy recognizes revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. In 2020, distribution revenue was approximately $13.7 million, compared to $17.2 million in 2019. On December 31, 2020, the deferred revenue and deferred cost on shipments to distributors were approximately $451,000 and $170,000 respectively, compared to approximately $611,000 and $234,000, respectively, at December 31, 2019.

The Company also earns revenue from its SocketCare services program which provides for extended warranty and accidental breakage coverage for selected products. For the year ended December 31, 2020 and 2019, the SocketCare revenue was $35,000 and $42,000, respectively. Service purchased at the time of product purchase provides for coverage in three-year and five-year terms. The Company additionally offers comprehensive coverage and program term extensions. Revenues from the SocketCare services program are recognized ratably over the life of the extended warranty contract. The amount of unrecognized SocketCare service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short- and long-term components. At December 31, 2020, the balance of unrecognized SocketCare service revenue was $54,000.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee is required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. The Company adopted ASU 2016-02 effective January 1, 2019. At December 31, 2020, the balances of right-of-use assets and liabilities for the operating lease are approximately $0.60 million and $0.74 million, respectively, compared to approximately $0.93 million and $1.13 million, respectively, at December 31, 2019.

Warranty

The Company’s products typically carry a one-year warranty. The Company reserves for estimated product warranty costs at the time revenue is recognized based upon the Company’s historical warranty experience, and additionally for any known product warranty issues. If actual costs differ from initial estimates, the Company records the difference in the period they are identified. Actual claims are charged against the warranty reserve. The following describes activity in the reserves for product warranty costs for the years ended December 31, 2020 and 2019:

Year	Balance at Beginning of Year	Additional Warranty Reserves	Amounts Charged to Reserves	Balance at End of Year

2020	$78,871	$73,734	$(73,734)	$78,871
2019	$78,871	$89,702	$(89,702)	$78,871

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include salaries and employee benefits, stock-based compensation expense, third party development costs including consultants and outside services, and allocations of overhead and occupancy costs.

Software Development Costs

Costs incurred to develop computer software to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at cost. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the straight-line method over the remaining estimated economic life (a period of three to five years) of the product. Amortization of capitalized software development costs is included in the cost of revenues line on the statements of operations.  If the future revenue of a product is less than anticipated, impairment of the related unamortized development costs could occur, which could impact the Company’s results of operations. Amortization expense on software development costs included in costs of revenues for 2020 and 2019 was $43,572 and $43,074 respectively. The amount of unamortized capitalized software costs as of December 31, 2020 and 2019 was approximately $94,000 and $138,000, respectively.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Advertising Costs

Advertising costs are charged to sales and marketing as incurred. The Company incurred $19,863 and $17,539, in advertising costs during 2020 and 2019, respectively.

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

Net Income (Loss) Per Share

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
	2020	2019
Numerator:
Net income (loss)	$(3,278,601)	$286,586
Net income (loss) allocated to restricted stock award	188,375	—
Adjusted net income (loss) for basic earnings per share	$(3,090,226)	$286,586
Denominator:
Weighted average shares outstanding used in computing net income (loss) per share:
Basic	6,036,310	5,984,381
Fully diluted	6,036,310	6,207,731
Net income (loss) per share applicable to common stockholders:
Basic	$(0.51)	$0.05
Fully diluted	$(0.51)	$0.05

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

In 2020, the shares used in computing diluted net loss per share do not include 2,437,006 dilutive stock options and restricted stocks, nor 1,047,945 dilutive conversion shares as the effect is anti-dilutive given the Company’s loss. In 2019, 2,169,436 stock options were excluded from the calculation of the diluted earnings per share because their effect would be anti-dilutive.

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

Revenues for the geographic areas for the years ended December 31, 2020 and 2019 are as follows:

	Years Ended December 31,
Revenues: (in thousands)	2020	2019
United States	$12,137	$14,558
Europe	2,209	2,431
Asia and rest of world	1,354	2,264
	$15,700	$19,253

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Major Customers

Customers who accounted for at least 10% of total revenues for the years ended December 31, 2020 and 2019 were as follows:

	Years Ended December 31,
	2020	2019
Ingram Micro Inc.	31%	38%
BlueStar, Inc.	23%	21%

Recently Issued Financial Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its financial statements.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivable-Nonrefundable fees and other costs. The amendments in that Update shortened the amortization period for certain purchased callable debt securities held at a premium by requiring that entities amortize the premium associated with those callable debt securities within the scope of paragraph 310-20-25-33 to the earliest call date. The amendments affect the guidance in Accounting Standards Update No. 2017-08, receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments is this update become effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is not permitted. The Company is currently evaluating the impact ASU 2020-08 will have on its financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. This update ensures all disclosure guidance that requires or provides an option for an entity to provide notes to the financial statements is included in the Disclosure Section (Section 50) of the Codification. This update also provides various codification improvements in which the original guidance was unclear. This update becomes effective for annual periods beginning after December 15, 2020 and early adoption is permitted for any annual or interim period for which financial statements have not been issued. The Company does not expect the adoption of this new standard will have a material impact on its financial condition or results of operations.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that all other recently issued accounting standards are not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 — Bank Financing Arrangements

The Company entered the first Financing Agreement with Western Alliance Bank, an Arizona corporation in 2014, and the agreement has been amended and extended through the years.

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

During the twelve months ended December 31, 2020, total repayments of the term loan was $333,333. Total amount borrowed under the domestic and international lines was $5,630,000 and the total repayments was $7,042,449. At December 31, 2020, the available borrowing capacity was approximately $1,487,000. There were no amounts outstanding under the term loan and bank credit facilities on December 31, 2020.

Total interest expenses on the term loan and on the amounts drawn under the Company’s bank credit lines for 2020 were $6,152 and $20,461, respectively. Total interest expenses on the term loan and on the amounts drawn under the Company’s bank credit lines for 2019 were $44,541 and $55,571, respectively. Accrued interest payable related to the amounts outstanding under the term loan and the bank credit facilities at December 31, 2020 and December 31, 2019 was zero and $14,466, respectively.

NOTE 3 — Term loans

PPP Loan

On April 20, 2020, the Company received $1,058,700 of loan proceeds under the Paycheck Protection Program (“PPP”) which was established as part of the Coronavirus Aid, Relief, and Economic Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account the current business activity and the ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria. The loan has a fixed interest rate of 1% and matures in two years. Payments of principal and interest are deferred for a period of six months from the date on which the PPP loan is distributed. The PPP loan was primarily used to cover payroll costs, rent, and utility costs during the covered period. On December 10, 2020, the Company received a notice from Western Alliance Bank that the full principal amount of the PPP loan and the accrued interest were forgiven.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Economic Injury Disaster Loan (EIDL)

On June 26, 2020, the Company executed the standard loan documents required for a securing loan of $150,000 offered by the U.S. Small Business Administration under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Proceeds of the EIDL were used for working capital purposes. Interest accrues at the rate of 3.75% per annum and accrues from the date of inception. Installment payments, including principal and interest, are due monthly beginning June 26, 2021 (twelve months from the date of the EIDL) in the amount of $731. The balance of principal and interest is payable 30 years from the date of the EIDL. The EIDL is secured by a security interest on all of the Company’s assets. On August 28, 2020, the Company paid off the Economic Injury Disaster Loan in full.

On June 23, 2020, the Company received $10,000 from US Small Business Administration as part of Economic Injury Disaster Loan (“EIDL”). This was a grant and does not need to be repaid. The Company recorded it as other income in Q2 2020.

NOTE 4 — Secured Subordinated Convertible Notes Payable

On August 31, 2020, the Company completed a secured subordinated convertible note financing of $1,530,000, including $1,350,000 from officers, directors, and family members. Because the Financing involved such parties related to the Company, a special committee of the Board comprising the Board’s disinterested directors approved the Financing.

The funds raised are used to increase the Company’s working capital balances. The notes have a three-year term that accrue interest at 10% per annum and mature on August 30, 2023. The interest on the notes is payable quarterly in cash. The holder of each note may require the Company to repay the principal amount of the note plus accrued interest at any time after August 31, 2021. The principal amount of each note is convertible at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $1.46 per share, which was the market closing price of the common stock on Friday, August 28, 2020, the closing date of the financing. The notes did not contain a beneficial conversion feature because the conversion price is higher than the market closing price on the date of the notes payable. The notes are secured by the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Western Alliance Bank.

Total issuance costs associated with the financing is $96,515, and the costs are presented in the balance sheet as a direct deduction from the notes payable balance of $1,530,000 as a contra-liability. The issuance costs are amortized over three years, the term of the notes payable, and the amortization expense is reported as interest expense. The amortization of debt discount for the year ended December 31, 2020 was $11,030. The remaining debt discount of $88,243 will be amortized through August 30, 2023.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Total interest expense recognized related to the convertible note for the year ended December 31, 2020 was $62,172.

As of February 22, 2021, two noteholders elected to convert note principal of $130,000 into shares of Common Stock, $0.001 par value per shares, at the conversion price.

NOTE 5 — Commitments and Contingencies

Operating Lease Obligations

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

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. The lease agreement expires on June 30, 2022. Monthly base rent increases four percent per year annually on July 1st of each year. Operating lease expense is recognized on a straight-line basis over the lease term. In June 2020, the Company also signed a new two-year equipment operating lease agreement. The Company will pay $1,519 in monthly installments starting in September of 2020 through June 2022.

The operating lease expense was allocated in cost of goods sold and operating costs based on department headcount and amounted to $418,909 and $412,833 for the twelve-month periods ended December 31, 2020 and 2019, respectively.

On December 30, 2020, the balances of right-of-use assets and liabilities for the operating leases were approximately $0.61 million and $0.74 million, respectively, compared to approximately $0.94 million, and $1.13 million, respectively, on December 31, 2019.

Cash payments included in the measurement of our operating lease liabilities were $478,461 and $460,053 for the twelve-month periods ended December 30, 2020 and 2019, respectively.

Future minimum lease payments under the operating lease at December 31, 2020 are shown below:

Annual minimum payments:	Amount
2021	515,822
2022	262,789
Total minimum payments	778,611
Less: Present value factor	(37,260)
Total operating lease liabilities	741,351
Less: Current portion of operating lease	(483,254)
Long-term portion of operating lease	$258,097

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Finance Lease Obligations

The new standard, ASU 2016-02 classifies lessee leases into two types, operating and finance. The Company leases certain of its equipment under finance leases. The leases are collateralized by the underlying assets. On December 31, 2020, the Company has no equipment subject to financing arrangement, compared to equipment with a cost of $100,584 on December 31, 2019. The accumulated depreciation of the assets associated with the finance leases as of December 31, 2019 amounted $92,571.

Purchase Commitments

On December 31, 2020, the Company’s non-cancelable purchase commitments for inventory to be used in the ordinary course of business during 2021 were approximately $6,256,000.

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

NOTE 6 — Stock-Based Compensation Plan

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

The 2004 Plan provides for an annual increase in the number of shares authorized under the plan to be added on the first day of each fiscal year equal to the least amount of 400,000 shares, 4% of the outstanding shares on that date, or an amount as determined by the Board of Directors. On January 1, 2020 and 2019, a total of 240,707 and 235,324 additional shares, respectively, became available for grant from the 2004 Plan.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Stock-Based Compensation Information

The stock-based compensation expense included in the Company’s statements of income for the years ended December 31, 2020 and 2019, consisted of the following:

	Years Ended December 31,
Income Statement Classification	2020	2019
Cost of revenues	$86,649	$94,803
Research and development	137,537	151,121
Sales and marketing	121,802	121,633
General and administrative	161,063	152,334
	$507,051	$519,891

As of December 31, 2020, the remaining unamortized stock-based compensation expense was $935,882 and is expected to be amortized over a weighted average period of 2.61 years.

Stock Options – Stock option awards have an exercise price equal to the closing price on the date of grant, expire in ten years from the date of grant and vest over a four-year period at 25% per year. The Company calculates the value of each stock option grant, estimated on the date of grant, using binomial lattice option pricing model. The weighted-average estimated fair value of stock options granted during 2020 and 2019 was $0.50 and $1.08, respectively, using the following weighted-average assumptions:

	Years Ended December 31,
	2020	2019
Risk-free interest rate (%)	0.68%	1.614%
Dividend yield	—	—
Volatility factor	43.62%	42.58%
Expected option life (years)	7.4	7.2

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

The table below presents the information related to stock option activity for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Total intrinsic value of stock options exercised	$167,882	$16,568
Cash received from stock option exercises	$168,065	$23,314

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

The following summarizes stock option activity under the 2004 Plan as of and for the years ended December 31, 2020 and 2019:

	Outstanding Options
	Number of Shares	Weighted Average Price Per Share	Remaining Contractual Term (in years)	Intrinsic Value
Balance at December 31, 2018	2,374,124	$2.54
Granted	551,256	$2.20
Exercised	(24,494)	$0.95
Canceled	(508,100)	$2.92
Balance at December 31, 2019	2,392,786	$2.40
Granted	37,000	$1.08
Exercised	(100,239)	$1.68
Canceled	(334,741)	$2.84
Balance at December 31, 2019	1,994,806	$2.42	5.50	$690,769
Exercisable	1,602,695	$2.34	4.75	$603,382
Unvested	392,111	$2.31	8.33	$87,387

Stock options outstanding as of December 31, 2020 are summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.95 - $1.25	352,081	3.25	$1.06	325,873	$1.06
$1.50 - $1.82	99,540	1.00	$1.74	99,540	$1.74
$1.89 - $2.27	456,891	5.17	$2.07	368,771	$2.11
$2.32 - $2.49	407,826	7.58	$2.34	200,125	$2.35
$2.50 - $2.75	241,188	5.33	$2.71	241,188	$2.71
$2.82 - $2.93	195,355	7.17	$2.93	141,206	$2.93
$3.10 - $3.88	73,400	6.00	$3.69	71,600	$3.70
$4.22 - $4.49	168,525	6.42	$4.25	154,392	$4.24
$0.95 - $4.49	1,994,806	5.50	$2.42	1,602,695	$2.34

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2020, the remaining unamortized stock option compensation expense was $383,720 and is expected to be amortized over a weighted average period of 1.92 years.

Restricted stock – The restricted stocks are issued to employees and consultants and are held in escrow by the Company until the shares vest on the schedule of 15% after year one, 20% after year two, 25% after year three and 40% after year four, subject to the employees and consultants being a continuing service provider on the vesting dates. If the service or employment is terminated, unvested shares revert to the Company. Shares are registered at grant, so share owners may vote at the annual stockholder meeting. Restricted stocks are granted at zero cost basis. Compensation cost of the restricted stocks is recognized on a straight-line basis over the 4-year vesting period.

The following summarizes information related to Restricted Stock activity under the 2004 Plan for the years ended December 31, 2020 and 2019:

	Number of Restricted Stocks	Weighted Average Price Per Share
Unvested as of December 31, 2018	—	—
Granted	127,871	$ 1.94
Vested	—	—
Forfeited	(17,800)	$ 1.90
Unvested as of December 31, 2019	110,071	$ 1.94
Granted	392,680	$ 1.50
Vested	(17,306)	$ 1.94
Forfeited	(43,245)	$ 1.65
Unvested as December 31, 2020	442,200	$ 1.58

As of December 31, 2020, the remaining unamortized restricted stock compensation expense was $552,162 and is expected to be amortized over a weighted average period of 3.10 years.

NOTE 7 — Shares Reserved

Common stock reserved for future issuance was as follows:

	December 31,
	2020	2019
Stock option grants outstanding (see Note 6)	1,994,806	2,392,786
Reserved for future grants	393,351	308,871
	2,388,157	2,701,657

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 — Retirement Plan

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

NOTE 9 — Income Taxes

The Company recorded a net income tax benefit of approximately $51,000 for 2020, compared to an income tax expenses of approximately $219,000 for 2019.

The components of income taxes for the periods ended December 31, 2020 and 2019 are as follows:

	Years Ended December 31,
	2020	2019
Current:
Federal	$(55,676)	$(54,876)
State	4,918	—
Total Current	(50,758)	(54,876)
Deferred:
Federal	—	199,634
State	—	74,370
Total Deferred	—	274,004
Income tax (benefit) expense	$(50,758)	$219,128

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	Years Ended December 31,
	2020	2019
Federal tax at statutory rate	21.00%	21.00%
State income tax rate	6.98%	6.98%
Remeasurement of deferred taxes	—	—
Expenses and credits not benefited	(27.98)%	27.51%
Provision for taxes	0%	55.49%

As of December 31, 2020, the Company did not recognize deferred tax assets relating to an excess tax benefit for stock-based compensation deduction of $2,622,000. Unrecognized deferred tax benefits will be accounted for as a credit to additional paid-in capital when realized through a reduction in income taxes payable.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Deferred income tax reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of net deferred tax assets are valued approximately as follows:

	December 31,
Deferred tax assets:	2020	2019
Net operating loss carryforwards	$4,330,000	$4,546,000
Credits	948,000	1,014,000
Capitalized research and development costs	—	—
Other acquired intangibles	37,000	—
Accruals not currently deductible	597,000	685,000
Depreciation	140,000	58,000
Total deferred tax assets	6,052,000	6,303,000
Valuation allowance for deferred tax assets	(545,000)	(626,000)
Net deferred tax assets	5,507,000	5,677,000
Deferred tax liability:
Acquired intangibles	—	(170,000)
Net deferred tax assets	$5,507,000	$5,507,000

As of December 31, 2020, the Company had net operating loss carryforwards for federal income tax purposes of approximately $20,081,000 which will expire at various dates beginning in 2023 and through 2040. Full valuation allowance is maintained for federal research and development tax credits of approximately $548,000. As of December 31, 2019, the Company had net operating loss carryforwards for California state income tax purposes of approximately $9,890,000, which will expire at various dates in 2032 and through 2038, and state research and development tax credits of approximately $406,000, which can be carried forward indefinitely.

 The Company has determined that utilization of existing net operating losses against future taxable income is not limited by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the Company’s ability to fully utilize its existing net operating loss carryforwards against any future taxable income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”), excluding interest and penalties, is as follows:

Amount
Beginning balance at January 1, 2020	$1,019,000
Decreases in UTBs in prior years	(32,000)
Increases in UTBs in current years	77,000
Ending balance at December 31, 2020	$1,064,000

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

It is the Company's policy to include interest and penalties related to tax positions as a component of income tax expense. No interest was accrued for the period ended December 31, 2020. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is not currently under audit in any of its jurisdictions where income tax returns are filed.

NOTE 10 — Subsequent Events

On January 29, 2021, the Company entered into an Amended and Restated Business Financing Agreement with Western Alliance Bank, an Arizona corporation which increased the Domestic Line of Credit to $3.0 million that includes $2.0 million revolving facility and $1.0 million nonformula loan. The $1.0 million Nonformula loan was enrolled in the CalCAP Collateral Support Program and advanced at closing. The Company will make a principal reduction payment of $125,000, plus all accrued but unpaid interest on the 30th day of each April, July, October, and January. The Financing Agreement also extended the maturity date of both Domestic and EXIM Line of Credit to January 31, 2023.

On February 1, 2021, 285,950 restricted stocks at a price of $2.58 per share have been granted from the 2004 Equity Incentive Plan subsequent to December 31, 2020. The shares include annual refresher grants to all continuing employees with a weighting reflecting the level of responsibility and performance of the employee and initial grants to two newly hired employees.

On February 26, 2021, the Company entered into the 2021 Technology Transfer Agreement with SpringCard SAS (the “SAS”). Under the new agreement, the Company acquired a perpetual, royalty-free license to SAS’ core contactless technology for use in the Company’s DuraScan D600 and SocketScan S550 Contactless Reader/Writer products. SAS received: (i) $2,000,000 in shares of the Company’s common stock (“Common Stock”) valued at $10.85 per share or 184,332 shares, subject to a collar whereby, if SAS sells any such shares, up to an aggregate of 92,166 shares, within 14 days following the stock transfer date (as defined in the Agreement) at a gross sale price less than $10.00 per share, the Company will pay SAS in cash the lesser of $350,000 or a collar payment equal to the difference between such gross sale price and $10.00 per share; and (ii) a 10-year warrant to purchase up to an aggregate of 50,000 shares of Common Stock at the price of $10.85 per share (the “Warrant”). The Warrant is divided into four equal lots of 12,500 shares each, with each lot exercisable on or after each of the following dates until the expiration date of warrant: January 1, 2022, January 1, 2023, January 1, 2024, and January 1, 2025.

As of March 19, 2021, the Company has issued 712,919 shares of common stock for the exercise of stock options and 89,400 shares for conversion of the convertible notes.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework issued in 2013. This assessment included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this assessment.

Based on our assessment using those criteria, we believe that, as of December 31, 2020, our internal control over financial reporting is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 26, 2021.

Item 11. Executive Compensation

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 26, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 26, 2021.

The following table provides information as of December 31, 2020 about our common stock that may be issued under the Company’s existing equity compensation plans. For additional information about the stock-based compensation plans see Note 6 to the Company’s Financial Statements.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders (1)	1,994,806	$ 2.42	393,351

(1)	Consists of the 2004 Equity Incentive Plan. Pursuant to an affirmative vote by security holders in June 2004, an annual increase in the number of shares authorized under the 2004 Equity Incentive Plan is added on the first day of each fiscal year equal to the least of (a) 400,000 shares, (b) four percent of the total outstanding shares of the Company’s common stock on that date, or (c) a lesser amount as determined by the Board of Directors. As a result, a total of 244,105 shares became available for grant under the 2004 Equity Incentive Plan on January 1, 2021, in addition to those set forth in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 26, 2021.

Item 14. Principal Accounting Fees and Services

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 26, 2021.

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

SOCKET MOBILE, INC.
Registrant

Date: March 23, 2021	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevin J. Mills Kevin J. Mills	President and Chief Executive Officer (Principal Executive Officer) and Director	March 23, 2021
/s/ Charlie Bass Charlie Bass	Chairman of the Board	March 23, 2021
/s/ Lynn Zhao Lynn Zhao	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 23, 2021
/s/ Bill Parnell Bill Parnell	Director	March 23, 2021
/s/ Brenton E. MacDonald. Brenton E. MacDonald	Director	March 23, 2021
/s/ David W. Dunlap David W. Dunlap	Director	March 23, 2021
/s/ Ivan Lazarev Ivan Lazarev	Director	March 23, 2021

Index to Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Bylaws, as amended February 17, 2008.

10.1 (3)	Form of Indemnification Agreement entered into between the Company and its directors and officers.

10.2 (4)*	2004 Equity Incentive Plan and forms of agreement thereunder.

10.3 (5)*	Form of Management Incentive Variable Compensation Plan between the Company and certain eligible participants.

10.4 (6)	Standard Industrial /Commercial Multi-Tenant Lease by and between Del Norte Farms, Inc. and the Company dated October 24, 2006 (assigned to Newark Eureka Industrial Capital, LLC September 17, 2007).

10.5 (7)	Second Amendment to Standard Industrial/Commercial Multi-Lessee Lease – Net dated August 30, 2010.

10.6 (8)	Third Amendment to Standard Industrial /Commercial Multi-Tenant Lease – Net dated December 28, 2012.

10.7 (9)	Warrants for the Purchase of Shares of Common Stock Issued November 19, 2010 to the Investor and the Placement Agent in connection with a private placement.

10.8 (10)	Loan and Security Agreement dated February 27, 2014 by and between the Company and Bridge Bank, National Association.

10.9 (11)	Form of Employment Agreement dated May 1, 2017 between the Company and the officers of the Company.

10.10 (12)	Business Financing Modification Agreement dated February 26, 2016 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.11 (13)	Business Financing Modification Agreement dated March 20, 2017 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.12 (14)	Business Financing Modification Agreement dated January 31, 2018 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.13 (15)	Tender Offer Statement to purchase up to 1,250,000 shares of common stock at a price not greater than $4.25 nor less than $3.75 per share.

10.14 (16)	Business Financing Modification Agreement dated June 7, 2018 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.15 (17)	Business Financing Modification Agreement dated January 14, 2020 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.16 (18)	Business Financing Modification Agreement dated January 29, 2021 by and between the Company and Western Alliance Bank, an Arizona corporation.

11.1	Computation of Earnings per Share (see Statements of Operations in Item 8).

14.1 (19)	Code of Business Conduct and Ethics.

23.1	Consent of Sadler Gibb & Associates, LLC, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________

* Executive compensation plan or arrangement.

(1)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on March 16, 2009.

(2)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 20, 2008.

(3)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 12, 2012.

(4)	Incorporated by reference to Appendix C filed with the Company’s Form DEF 14A filed on April 29, 2004 and Item 4 on Form 8-K filed on June 5, 2013 reporting extension of the Plan to April 23, 2024.

(5)	Incorporated by reference to Appendix B filed with the Company’s Form DEF 14A filed on March 16, 2011.

(6)	Incorporated by reference to exhibits filed with the Company’s Form 10-Q filed on November 13, 2006.

(7)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on August 30, 2010.

(8)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on January 4, 2013.

(9)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on November 19, 2010.

(10)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 7, 2014.

(11)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on May 4, 2017.

(12)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 3, 2016.

(13)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 21, 2017.

(14)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 2, 2018.

(15)	Incorporated by reference to the Company’s Schedule TO filed on February 2, 2018.

(16)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on June 8, 2018.

(17)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on January 14, 2020.

(18)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 3, 2021.

(19)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on March 10, 2006.

