Form 10-Q
period 2021-03-31
SOCKET MOBILE, INC.
filed 2021-05-14
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [ X ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock ($0.001 par value) outstanding as of May 10, 2021 was 7,128,384 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Revenues	$4,812,979	$4,220,686

Cost of revenues	2,238,936	1,996,971

Gross profit	2,574,043	2,223,715

Operating expenses:
Research and development	931,034	880,638
Sales and marketing	660,462	767,796
General and administrative	740,537	666,116
Total operating expenses	2,332,033	2,314,550

Operating income (loss)	242,010	(90,835)

Interest expense, net	(48,701)	(19,492)
Other income	10,082	20,000

Net income (loss) before income taxes	203,391	(90,327)
Income tax expense	489	—

Net income (loss)	$202,902	$(90,327)

Net income (loss) per share:

Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)

Weighted average shares outstanding:

Basic	6,484,391	6,014,007
Diluted	7,305,988	6,014,007

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED BALANCE SHEETS

	March 31, 2021 (Unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$4,961,278	$2,121,763
Accounts receivable, net	2,407,313	2,112,514
Inventories, net	3,724,916	3,195,842
Prepaid expenses and other current assets	388,156	335,386
Deferred cost on shipments to distributors	178,834	170,016
Total current assets	11,660,497	7,935,521

Property and equipment:
Machinery and office equipment	2,327,214	2,286,268
Computer equipment	1,524,841	1,412,030
	3,852,055	3,698,298
Accumulated depreciation	(2,994,137)	(2,850,635)
Property and equipment, net	857,918	847,663

Intangible assets, net	1,909,433	—
Other long-term assets	148,146	159,039
Deferred tax assets	5,506,934	5,506,934
Operating lease right-of-use asset	512,472	609,331
Total assets	$20,595,400	$15,058,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,031,934	$1,372,701
Accrued payroll and related expenses	542,749	375,511
Deferred revenue on shipments to distributors	524,872	450,591
Short term portion of deferred service revenue	22,704	25,522
Note Payable – current portion	500,000	—
Subordinated convertible notes payable, net of discount	140,593	169,619
Subordinated convertible notes payable, net of discount-related party	1,179,437	1,272,138
Operating lease – current portion	495,695	483,254
Total current liabilities	5,437,984	4,149,336

Long-term portion of deferred service revenue	24,636	28,794
Long-term portion of note payable	500,000	28,794
Long-term portion of operating lease	130,047	258,097
Total liabilities	6,092,667	4,436,227

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares,
Issued and outstanding – 7,125,371 shares at March 31, 2021 and 6,102,630 shares at December 31, 2020	7,125	6,103
Additional paid-in capital	65,410,070	61,733,522
Accumulated deficit	(50,914,462)	(51,117,364)
Total stockholders’ equity	14,502,733	10,622,261
Total liabilities and stockholders’ equity	$20,595,400	$15,058,488

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	6,102,630	$6,103	$61,733,522	$(51,117,364)	$10,622,261
Vesting of restricted stocks	38,775	39	(39)	—	—
Cancellation of restricted stock	(2,755)	(3)	3	—	—
Exercise of stock option	713,349	713	1,710,945	—	1,711,658
Issuance of common stock for intangible assets	184,332	184	1,686,956	—	1,687,140
Conversion of convertible note	89,040	89	129,911	—	130,000
Stock-based compensation	—	—	148,772	—	148,772
Net income	—	—	—	202,902	202,902
Balance at March 31, 2021	7,125,371	$7,125	$65,410,070	$(50,914,462)	$14,502,733

SOCKET MOBILE, INC. CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	6,017,674	$6,018	$61,066,971	$(47,838,763)	$13,234,226
Repurchase of common stock	(4,967)	(5)	(8,491)	—	(8,496)
Cancellation of restricted stock	(3,200)	(3)	3	—	—
Stock-based compensation	—	—	132,055	—	132,055
Net loss	—	—	—	(90,327)	(90,327)
Balance at March 31, 2020	6,009,507	$6,010	$61,190,548	$(47,929,090)	$13,267,468

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income (loss)	$202,902	$(90,327)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	148,772	132,065
Depreciation and amortization	164,017	147,279
Amortization of debt discount	8,273	—

Changes in operating assets and liabilities:
Accounts receivable	(294,799)	22,515
Inventories	(529,074)	(115,811)
Prepaid expenses and other current assets	(52,770)	6,045
Accounts payable and accrued expenses	436,940	(91,243)
Accrued payroll and related expenses	167,238	(29,180)
Net deferred revenue on shipments to distributors	65,463	(10,026)
Deferred service revenue	(6,976)	(8,047)
Net change in operating lease	(18,750)	(14,060)
Net cash provided by (used in) operating activities	291,236	(50,790)

Investing activities
Purchases of equipment	(163,379)	(154,681)
Net cash used in investing activities	(163,379)	(154,681)

Financing activities
Payments on finance leases	—	(4,111)
Common stock repurchase and related expenses	—	(8,496)
Proceeds from borrowings under bank line of credit agreement	—	3,980,000
Repayments of borrowings under bank line of credit agreement	—	(3,452,957)
Proceeds from note payable	1,000,000	—
Repayments of bank term loan	—	(125,000)
Stock options exercised	1,711,658	—
Net cash provided by financing activities	2,711,658	389,436
Net increase in cash and cash equivalents	2,839,515	183,965

Cash and cash equivalents at beginning of period	2,121,763	958,860
Cash and cash equivalents at end of period	$4,961,278	$1,142,825

Supplemental disclosure of cash flow information
Cash paid for interest	$39,327	$19,650
Non-cash investing and financing activities
Conversion of note payable	$130,000	$—
Acquisition of intangible assets	$1,909,433	$—

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2021

NOTE 1 — Basis of Presentation

The accompanying unaudited condensed financial statements of Socket Mobile, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. At March 31, 2021 and December 31, 2020, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance on deposit in these accounts may, at times, exceed the federally insured limits. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2021

Revenue Recognition and Deferred Revenue

On January 1, 2017, the Company adopted ASC 606 “Revenue from Contracts with Customers” and implemented a new revenue recognition policy. Instead of deferring 100% of revenue and cost of revenue until products are sold by distributors, the new policy recognizes revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. At March 31, 2021, the deferred revenue and deferred cost on shipments to distributors were $524,872 and $178,834, respectively, compared to $450,591 and $170,016, respectively, at December 31, 2020.

The Company also earns revenue from its SocketCare extended warranty program, which provides extended warranty and accidental breakage coverage for selected products. For the quarters ended March 31, 2021 and 2020, SocketCare revenue was approximately $7,400 and $9,900, respectively. A SocketCare warranty purchased at the time of product purchase provides for coverage in either a three-year or a five-year term. The Company additionally offers comprehensive coverage and warranty term extensions. Revenues from SocketCare services are recognized ratably over the life of the extended warranty contract. The amount of unrecognized SocketCare service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short- and long-term components. At March 31, 2021, the balance of unrecognized SocketCare service revenue was approximately $47,000.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee is required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. The Company adopted ASU 2016-02 effective January 1, 2019. At March 31, 2021, the balances of right-of-use assets and liabilities for the operating lease are approximately $0.51 million and $0.62 million, respectively, compared to approximately $0.60 million and $0.74 million, respectively, at December 31, 2020.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2021

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this update eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.

The Company tests its goodwill for impairment annually as of September 30th or more frequently when events or circumstances indicate that the carrying value of the Company’s single reporting unit more likely than not exceeds its fair value.

No goodwill impairment of goodwill was recorded in the quarter ended March 31, 2021.

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

NOTE 3 — Acquisition

On February 26, 2021, the Company entered into the 2021 Technology Transfer Agreement with SpringCard SAS (“SpringCard”). SpringCard is a market leader at the forefront of innovative electronic design and development. Its contactless and wireless solutions support a wide range of customers, from large international corporations to locally focused companies.

Under the 2021 Technology Transfer Agreement, the Company acquired an irrevocable, perpetual, non-exclusive, transferable, worldwide, unlimited, unrestricted, royalty-free, fully paid-up right and license to SpringCard’s Contactless Technology Package for use in the Company’s Contactless Reader/Writer products, D600 and S550. SpringCard received 184,332 shares of the Company’s common stock, subject to a collar, and a 10-year warrant to purchase up to an aggregate of 50,000 shares of the Company’s common stock at the price of $10.85 per share in four equal lots of 12,500 shares each, with each lot exercisable on or after January 1st of 2022, 2023, 2024 and 2025, respectively, until the expiration date of warrant. The common stock was issued on March 29, 2021. The fair value of intangible assets acquired is based on the closing stock price of $7.65 on March 29, 2021. On April 20, 2021, the Company agreed to pay SpringCard the sum of $192,293 to resolve all issues that have arisen due to clerical issues in the implementation of the 2021 Technology Transfer Agreement. The Company and SpringCard both agreed that, with this payment, the Company shall have no further financial obligation to SpringCard under the 2021 Technology Transfer Agreement. The Unaudited Condensed Balance Sheets include the intangible assets of the acquired technology at the value of $1,909,433.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2021

The SpringCard intangible assets will be amortized over their estimated useful lives of fifteen years on a straight-line basis, commencing April 1, 2021. The estimated future amortization of intangible assets is as follows:

Fiscal Year	Amount
2021 (April 1, 2021 to December 31, 2021)	$95,472
2022	127,296
2023	127,296
2024	127,296
2025	127,296
Thereafter	1,304,777
$1,909,433

NOTE 4 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories at March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
	2021	2020
Raw materials and sub-assemblies	$4,087,028	$3,642,377
Finished goods	393,831	281,104
Inventory reserves	(755,943)	(727,639)
Inventory, net	$3,724,916	$3,195,842

NOTE 5 — Bank Financing Arrangements

The Company initially entered into a Business Financing Agreement with Western Alliance Bank (the “Bank”), an Arizona corporation, on February 27, 2014, and this agreement has been amended and extended through the years.

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

Amended and Restated Business Financing Agreement

On January 29, 2021, the Company entered into an Amended and Restated Business Financing Agreement (the “Financing Agreement”) with the Bank. The agreement increased the Domestic Line of Credit to $3.0 million, including a $2.0 million revolving facility and $1.0 million nonformula loan. The $1.0 million nonformula loan was enrolled in the CalCap Collateral Support Program and advanced on February 16, 2021. The Company will make a principal reduction payment of $125,000, plus all accrued but unpaid interest on the 30th day of each of April, July, October and January. The Financing Agreement also extended the maturity date of both the Domestic and EXIM Line of Credit to January 31, 2023.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2021

Amounts outstanding under the CalCap loan at March 31, 2021 are as follows:

March 31, 2021
Long-term portion of CalCap loan	$500,000
Current portion of CalCap loan	500,000
CalCap loan	$1,000,000

During the three months ended March 31, 2020, total repayment of the term loan was $125,000. Total amount borrowed under the domestic and international lines was $3,980,000 and the total repayment was $3,452,957. Amounts outstanding under the term loan and bank credit facilities at March 31, 2020 are $208,333 and $1,939,492, respectively.

Interest expense on the CalCap loan for three months ended March 31, 2021 was $4,306. Accrued interest payable related to the amounts outstanding under the CalCap loan at March 31, 2021 was $2,917. Interest expense on the term loan for the three months ended March 31, 2020 was $4,027. Interest expense on the amounts drawn under the Company’s bank credit lines during the three months ended March 31, 2020 was $15,601. Accrued interest payable related to the amounts outstanding under the term loan and bank credit facilities as of March 31, 2020 was $14,560.

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

Total issuance costs associated with the financing is $96,515, and the costs are presented in the balance sheet as a direct deduction from the original notes payable balance of $1,530,000 as a contra-liability. The issuance costs are amortized over three years, the term of the notes payable, and the amortization expense is reported as interest expense. The amortization of debt discount for the quarter ended March 31, 2021 was $8,273. The remaining debt discount of $79,970 will be amortized through August 30, 2023.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2021

As of March 31, 2021, two noteholders elected to convert note principal of $130,000 into shares of Common Stock, $0.001 par value per shares, at the conversion price.

Total interest expense recognized related to the convertible note for the quarter ended March 31, 2021 was $44,544.

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

Revenues for the geographic areas for three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
Revenues:	2021	2020
United States	$3,563,055	$3,143,409
Europe	777,580	615,529
Asia and rest of world	472,344	461,748
Total revenues	$4,812,979	$4,220,686

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Ingram Micro, Inc.	25%	36%
BlueStar, Inc.	29%	17%

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2021

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks and the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
	2021	2020
Ingram Micro Inc.	30%	34%
BlueStar, Inc.	30%	29%
ScanSource, Inc.	12%	13%
Bluestar Europe Distribution BV	*	11%
*Customer accounted for less than 10% of the Company’s accounts receivable balances

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or due to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. For the three months ended March 31, 2021 and 2020, the top two suppliers accounted for 37% and 60%, respectively, of the inventory purchases. At March 31, 2021 and December 31, 2020, 17% and 15%, respectively, of the Company’s accounts payable balances were concentrated with a single supplier.

NOTE 8 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of stock options and restricted stocks, based on the fair value of the awards as of the date that the awards are issued. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period.

The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. There were no stock options granted for the three months ended March 31, 2021 and 2020.

The restricted stocks are issued to employees and consultants and are held in escrow by the Company until the shares vest on the schedule of 15% after year one, 20% after year two, 25% after year three and 40% after year four, subject to the employees and consultants being a continuing service provider on each of the vesting dates. If the service or employment is terminated, unvested shares revert to the Company. Shares are registered at grant, so share owners may vote at the annual stockholder meeting. Restricted stocks are granted at zero cost basis. Compensation cost of the restricted stocks is recognized on a straight-line basis over the 4-year vesting period. For the three months ended March 31, 2021 and 2020, the Company awarded 285,950 and 287,000 shares of restricted stock, respectively. Due to the existence of restrictions on sale or transfer until the stocks vest, the Company does not count the restricted stocks as issued and outstanding shares until they vest.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2021

Total stock-based compensation expense for the three months ended March 31, 2021 and 2020, was $148,772 and $132,065, respectively.

NOTE 9 — Net Income (Loss) Per Share

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss)	$202,902	$(90,327
Net income (loss) allocated to restricted stock award	17,365	(1,547)
Adjusted net income (loss) for basic earnings per share	$185,537	$(88,780)
Denominator:
Weighted average shares outstanding used in computing net income (loss) per share:
Basic	6,484,391	6,014,007
Effect of dilutive stock options	821,597	—
Diluted	7,305,988	6,014,007
Net income (loss) per share applicable to common stockholders:
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)

In the three months ended March 31, 2021, 50,000 warrants and 1,007,081 conversion shares were excluded as their effect would be anti-dilutive.

In the three months ended March 31, 2020, 2,536,925 stock options and restricted stock were excluded in the calculation of diluted net loss per share because their effect would be anti-dilutive.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2021

NOTE 10 — Commitments and Contingencies

Operating Lease Obligations

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. The lease agreement expires on June 30, 2022. Monthly base rent increases four percent per year annually on July 1st of each year. The Company also signed a two-year equipment operating lease agreement in June 2020.

The Company adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2019 and restated its reported results in January 2018, including the recognition of additional operating lease right-of-use assets and liabilities using a discount rate of 6.25% per annum.

The operating lease expense was allocated in cost of goods sold and operating costs based on department headcount and amounted to $107,765 and $103,208 for the first quarter of 2021 and 2020, respectively.

On March 31, 2021, the balances of right-of-use assets and liabilities for the operating lease are approximately $0.51 million and $0.63 million, respectively, compared to approximately $0.61 million and $0.74 million, respectively, at December 31, 2020.

Cash payments included in the measurement of our operating lease liabilities were $126,516 and $117,268 for the three months ended March 31, 2021 and 2020, respectively.

Future minimum lease payments under the operating lease at March 31, 2021 are shown below:

Annual minimum payments:	Amount
2021 (April 1 to December 31, 2021)	389,305
2022 (through June 30, 2022)	262,789
Total minimum payments	652,094
Less: Present value factor	(26,352)
Total operating lease liabilities	625,742
Less: Current portion of operating lease	(495,695)
Long-term portion of operating lease	$130,047

Finance Lease Obligations

The new standard, ASU 2016-02 classifies lessee leases into two types, operating and finance. On March 31, 2021, the Company has no equipment under finance lease. On March 31, 2020, equipment with a cost of $100,584 was subject to financing arrangements. The accumulated depreciation of the assets associated with the finance leases as of March 31, 2020 amounted to $96,578.

Purchase Commitments

As of March 31, 2021, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $8,689,000.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2021

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

NOTE 11 — Subsequent Events

Between April 1, 2021 and May 10, 2021, 45,000 stock options and 8,125 restricted stocks have been granted from the 2004 Equity Incentive Plan.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements forecasting our future financial condition and results, our future operating activities, market acceptance of our products, expectations for general market growth of mobile computing devices, growth in demand for our data capture products, expansion of the markets that we serve, expansion of the distribution channels for our products, and the timing of the introduction and availability of new products, as well as other forecasts discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “may,” “will,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward looking statements. Factors that could cause actual results and outcomes to differ materially include, but are not limited to: volatility in the world economy generally and in the markets we serve in particular, including the impact of the COVID-19 pandemic; the risk of delays in the availability of our products due to technological, market or financial factors including the availability of product components and necessary working capital; our ability to successfully develop, introduce and market future products; our ability to effectively manage and contain our operating costs; the availability of third-party hardware and software that our products are intended to work with; product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with; continued growth in demand for barcode scanners; market acceptance of emerging standards such as RFID/Near Field Communications and of our related data capture products; the ability of our strategic relationships to benefit our business as expected; our ability to enter into additional distribution relationships; or other factors described in this Form 10-Q including “Item 1A. Risk Factors” and recent Form 8-K and Form 10-K reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

Companion SocketScan family. Our Companion SocketScan family consists of the ergonomic and independent S700 series, including 1D Linear Imaging (S700), 1D Laser (S730), and 1D/2D Universal Barcode (S740), available in multiple vivid colors: blue, green, red, white, yellow and black.

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

Attachable Family. Our attachable scanners include DuraSled and SocketScan 800 Series scanners. DuraSled is a barcode scanning sled designed for durability. It combines a phone with a scanner to create a one-handed solution. DuraSled protects phones from impact damage and provides a robust charging solution for all environments. It is easy-to-use and ideal for delivery services, stock counting, ticketing and other application-driven mobile solutions.  The DuraSled series are compatible with Apple, Samsung and Windows devices.

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

Contactless RFID/NFC reader writer.  Our contactless product line includes D600 and S550. The D600, an ergonomically handheld model with IP54-rated outer casing, can read and write many different types of electronic SmartTags or transfer data with near field communication. The S550, a contactless membership card reader/writer, is designed to facilitate tap-and-go smart card and NFC applications. It combines the latest 13.56 MHz contactless technology with Bluetooth LE connectivity.

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

We design our own products and are responsible for all associated test equipment. We use third party contract manufacturers to make many components. We perform final product assembly, test and packaging at, and distribute our products from our Newark, California facility. We offer our products worldwide through two-tier distribution enabling customers to purchase from large numbers of on-line resellers around the world including application developers who resell their own solutions along with our data capture products. We believe growth in mobile applications and the mobile workforce are resulting from technical advances in mobile technologies, cost reductions in mobile devices and the growing adoption by businesses of mobile applications for smartphones and tablets, building a growing demand for our products. Our data capture products address the need for speed and accuracy by today’s mobile workers and by the systems supporting those workers, thereby enhancing their productivity and allowing them to exploit time sensitive opportunities and improve customer satisfaction.

Results of Operations

Revenues

Total revenue for the first quarter of 2021 was approximately $4.8 million, an increase of 14% compared to the revenue of approximately $4.2 million for the same quarter a year ago. The key driver of our Q1 2021 revenue was the deployment of business applications, particularly in retail as the economy re-opens following the easing of COVID-19 restrictions.

Gross Margins

Our gross profit margin increased slightly to 53.5% for the first quarter of 2021 compared to 52.7% for the same period a year ago. The improvement in margins was primarily attributed to the reduction in manufacturing overhead.

Index

Research and Development Expense

Research and development expense in the first quarter of 2021 and 2020 was approximately $931,000 and approximately $881,000, respectively. We believe a continued commitment to research and development activities is essential to maintain or achieve a leadership position for our existing products, to provide innovative new product offerings, and to provide engineering support for key customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant research and development investments as the revenue grows.

Sales and Marketing Expense

Sales and marketing expense in the first quarter of 2021 was approximately $660,000, a decrease of 14% compared to expense of approximately $768,000 in the same quarter a year ago. The decrease was due to a temporary reduction in headcount in Q1 2021. We expect that sales and marketing expenses will increase for the rest of the year as we increase investments in improving our website and improving customers’ online shopping experience in our online stores.

General and Administrative Expense

General and administrative expense in the first quarter of 2021 was approximately $741,000, an increase of 11% compared to expense of approximately $666,000 in the first quarter of 2020. The increase was due to fluctuations in our compensation plan and higher professional fees associated with the shelf registration.

Interest Expense, Net of Interest Income

Interest expense and other, net of interest income and other, was approximately $49,000 in the first quarter of 2021 compared to $19,000 in the first quarter of 2020. Interest expense in the first quarter of 2021 was primarily related to interest on secured subordinated convertible notes payable (see “NOTE 6 — Secured Subordinated Convertible Notes Payable” for more information). There were no outstanding balances of our bank term loan and credit lines during the first three months of 2021. Interest expense in 2020 was primarily related to interest on bank term loan and credit line facilities.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable first quarters, reflecting low average rates of return.

Income Taxes

We did not record deferred tax expense or benefit for the first quarter of 2021 or 2020. Our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at $5,506,934 at March 31, 2021.

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

Index

Liquidity and Capital Resources

As reflected in our Condensed Statements of Cash Flows, net cash provided by operating activities was $291,236 in the first quarter 2021, compared to net cash used of $50,790 in the comparable period a year ago. We calculate net cash provided by (used in) operating activities by increasing our net income ($202,902 in the first quarter of 2021) or reducing our net loss ($90,327 in the first quarter of 2020) by those expenses that did not require the use of cash. These items consist of stock-based compensation expense, depreciation and amortization, amortization of debt discount, and deferred tax expenses and benefits. These amounts totaled $321,062 and $279,344 in the first quarters of 2021 and 2020, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

In the first quarter of 2021, changes in operating assets and liabilities resulted in a net use of cash of $232,728 and were primarily from increased inventory level with which we cope with supply issues and component longer lead time, and increased accounts receivables. The uses of cash were partially offset by increases in accounts payable, driven primarily by increased inventory purchases. In the first quarter of 2020 changes in operating assets and liabilities resulted in a net use of cash of $239,807 and were primarily from increases in inventory levels and decreases in accounts payable.

In the first quarters of 2021 and 2020, we invested $163,379 and $154,681, respectively, in manufacturing tooling costs and computer software development costs.

Net cash provided by financing activities for the three months ended March 31, 2021 was $2,711,658, compared to net cash provided by financing activities of $389,436 in the comparable period a year ago. Financing activities in 2021 consisted primarily of $1,711,658 of proceeds of employee stock options exercised and of $1,000,000 borrowed on the CalCap loan. Financing activities in 2020 consisted primarily of $527,000 borrowed on our bank lines of credit, partially offset by $125,000 repayment of our term loan.

Contractual Obligations

Our contractual cash obligations at March 31, 2021 are outlined in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$8,689,000	$8,421,000	$268,000	$—	$—
Operating lease	652,000	521,000	131,000	—	—
Total contractual obligations	$9,341,000	$8,942,000	$399,000	$—	$—

Index

Off-Balance Sheet Arrangements

As of March 31, 2021, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank term loan and credit line facilities. Amounts outstanding under the term loan bear interest at the lender's prime rate (minimum of 4.25%) plus 1.75%. Our bank credit line facilities of up to $3.5 million have variable interest rates based upon the lender's prime rate (minimum of 4.25%) plus 0.75%, for the $1.0 million nonformula loan, domestic line (up to $2.0 million), and the international line (up to $0.5 million). Accordingly, interest rate increases could increase our interest expense on outstanding term loan and credit line balances.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets at the end of the quarter ended March 31, 2021, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the first quarter of 2021 of approximately $39,000 if left unprotected. For the first quarter of 2021, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a minimal amount. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the last fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

Item 1A. Risk Factors

Ownership of the Company’s securities involves a number of risks and uncertainties. Potential investors should carefully consider the risks and uncertainties described below and the other information in this Quarterly Report on Form 10-Q and our other public filings with the Securities and Exchange Commission before deciding whether to invest in the Company’s securities. The Company’s business, financial condition or results of operations could be materially adversely affected by any of these risks. The risks described below are not the only ones facing the Company. Additional risks that are currently unknown to the Company or that the Company currently considers immaterial may also impair its business or adversely affect its financial condition or results of operations.

We could be materially adversely affected by the ongoing COVID-19 pandemic for which we are unable to predict the ultimate impact as the extent and duration of the COVID-19 pandemic is uncertain.

The ongoing COVID-19 pandemic has resulted in widespread impacts on the global economy, and the unfavorable impacts we may experience include:

·	Reductions or volatility in demand for one or more of our products which may be caused by the temporary inability of consumers to purchase our products due to illness, business closures, or financial hardship; and shifts in demand away from one or more of our higher priced products to lower priced products. If prolonged, such impacts can further increase the difficulty in planning our operations, which may adversely impact our results, liquidity and financial condition.
·	Inability to meet our customers’ needs due to disruptions in our manufacturing operations.
·	Failure of third parties on which we rely, including our suppliers, contract manufacturers, distributors, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, which may adversely impact our operations, liquidity and financial condition.

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

Index

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

We rely primarily on distributors to distribute our products, and our sales would suffer if any of these distributors stops distributing our products effectively.

Because we distribute and fulfill resellers’ orders for our products primarily through distributors, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build-up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity. During the 3 months ended March 31, 2021 and 2020, Ingram Micro® and BlueStar together represented approximately 54% and 53%, respectively, of our worldwide sales. We expect that a significant portion of our sales will continue to depend on sales to a limited number of distributors.

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

Our corporate headquarters is located in a seismically active region in Northern California. If major disasters such as earthquakes occur, or our information system or communications network breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, we may be affected by the current health epidemic, COVID-19, if such an epidemic persists for an extended period of time. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

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

As of May 10, 2021, we had 7,128,384 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of May 10, 2021, we had 1,310,743 shares of common stock subject to outstanding options under our stock option plans, and 318,987 shares of common stock available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

Volatility in the trading price of our Common Stock could negatively impact the price of our Common Stock.

During the period from January 1, 2020 through May 10, 2021, our common stock price fluctuated between a high of $35.00 and a low of $0.76. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2021 through March 31, 2021, we issued 89,040 common shares for the conversions of $130,000 in principal of convertible notes.

On February 26, 2021, we entered into the 2021 Technology Transfer Agreement (the “Agreement”) with SpringCard SAS (“SAS”), pursuant to which we acquired a perpetual, royalty-free license to SAS’ core contactless technology for use in our products.

Under the terms of the Agreement, SAS received (i) $2,000,000 in shares of our Common Stock valued at $10.85 per share or 184,332 shares, subject to a collar whereby, if SAS sells any such shares, up to an aggregate of 92,166 shares, within 14 days following the stock transfer date (as defined in the Agreement), at a gross sale price less than $10.00 per share, we will pay SAS in cash the lesser of $350,000 or a collar payment equal to the difference between such gross sale price and $10.00 per share; and (ii) a 10-year warrant to purchase up to an aggregate of 50,000 shares of our Common Stock at the price of $10.85 per share (the “Warrant”). The Warrant is divided into four equal lots of 12,500 shares each, with each lot exercisable on or after each of the following dates until the expiration date of warrant: January 1, 2022, January 1, 2023, January 1, 2024, and January 1, 2025.

The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as transactions not involving a public offering.

Index

Item 6. Exhibits

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Exhibit No.	Filing Date
3.1	Certificate of Amendment to Restated Certificate, as filed June 20, 2013	S-3	3.2	April 12, 2021
4.1	Form of Secured Subordinated Convertible Note issued August 31, 2020	8-K	10.1	September 1, 2020
10.1	Form of Executive Employment Agreement	8-K	10.1	January 27, 2021
10.2	Business Financing Modification Agreement dated January 29, 2021 by and between the Company and Western Alliance Bank, an Arizona corporation	8-K	10.1	February 4, 2021
10.3	2021 Technology Transfer Agreement, dated as of February 26, 2021, by and between the Company and SpringCard SAS	8-K	9.1	March 4, 2021
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Document

*       Filed herewith.

**       Furnished herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCKET MOBILE, INC.

Registrant

Date: May 14, 2021	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 14, 2021	/s/ Lynn Zhao
Lynn Zhao
Vice President of Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index