Form 10-Q
period 2021-06-30
SOCKET MOBILE, INC.
filed 2021-08-13
CIK 944075

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

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

The number of shares of Common Stock ($0.001 par value) outstanding as of August 10, 2021 was 7,174,213 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$5,952,890	$2,715,024	$10,765,869	$6,935,710

Cost of revenues	2,697,747	1,353,498	4,936,683	3,350,469

Gross profit	3,255,143	1,361,526	5,829,186	3,585,241

Operating expenses:
Research and development	972,292	859,510	1,903,326	1,740,148
Sales and marketing	734,026	722,160	1,394,488	1,489,956
General and administrative	734,490	589,730	1,475,027	1,255,846
Total operating expenses	2,440,808	2,171,400	4,772,841	4,485,950

Operating income (loss)	814,335	(809,874)	1,056,345	(900,709)

Interest expense, net	(51,428)	(8,149)	(100,129)	(27,641)
Other income	—	50,000	10,082	70,000

Net income (loss) before income taxes	762,907	(768,023)	966,298	(858,350)

Current income tax expense	(5,800)	—	(6,289)	—
Deferred income tax benefit	1,870,000	—	1,870,000	—

Net income (loss)	$2,627,107	$(768,023)	$2,830,009	$(858,350)

Net income (loss) per share:

Basic	$0.34	$(0.13)	$0.38	$(0.14)
Diluted	$0.27	$(0.13)	$0.31	$(0.14)

Weighted average shares outstanding:

Basic	7,128,768	6,009,383	6,808,339	6,011,695
Diluted	8,907,352	6,009,383	8,593,630	6,011,695

 See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$4,919,968	$2,121,763
Accounts receivable, net	2,468,281	2,112,514
Inventories, net	4,019,510	3,195,842
Prepaid expenses and other current assets	775,392	335,386
Deferred cost on shipments to distributors	179,267	170,016
Total current assets	12,362,418	7,935,521

Property and equipment:
Machinery and office equipment	2,395,518	2,286,268
Computer equipment	1,597,771	1,412,030
	3,993,289	3,698,298
Accumulated depreciation	(3,138,075)	(2,850,635)
Property and equipment, net	855,214	847,663

Intangible assets, net	1,877,609	—
Other long-term assets	135,076	159,039
Deferred tax assets	7,376,934	5,506,934
Operating lease right-of-use asset	413,810	609,331
Total assets	$23,021,061	$15,058,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,722,750	$1,372,701
Accrued payroll and related expenses	648,352	375,511
Deferred revenue on shipments to distributors	529,973	450,591
Short term portion of deferred service revenue	20,344	25,522
Note Payable – current portion	500,000	—
Subordinated convertible notes payable, net of discount	141,566	169,619
Subordinated convertible notes payable, net of discount-related party	1,186,737	1,272,138
Operating lease – current portion	508,328	483,254
Total current liabilities	5,258,050	4,149,336

Long-term portion of deferred service revenue	20,450	28,794
Long-term portion of note payable	375,000	—
Long-term portion of operating lease	—	258,097
Total liabilities	5,653,500	4,436,227

Commitments and contingencies	—	—
Stockholders’ equity:

Common stock, $0.001 par value: Authorized – 20,000,000 shares, Issued and outstanding – 7,139,084 shares at June 30, 2021 and 6,102,630 shares at December 31, 2020	7,139	6,103
Additional paid-in capital	65,647,777	61,733,522
Accumulated deficit	(48,287,355)	(51,117,364)
Total stockholders’ equity	17,367,561	10,622,261
Total liabilities and stockholders’ equity	$23,021,061	$15,058,488

 See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	6,102,630	$6,103	$61,733,522	$(51,117,364)	$10,622,261
Vesting of restricted stock	38,775	39	(39)	—	—
Cancellation of restricted stock	(2,755)	(3)	3	—	—
Exercise of stock options	713,349	713	1,710,945	—	1,711,658
Issuance of common stock for intangible assets	184,332	184	1,686,956	—	1,687,140
Conversion of convertible note	89,040	89	129,911	—	130,000
Stock-based compensation	—	—	148,772	—	148,772
Net income (loss)	—	—	—	202,902	202,902
Balance at March 31, 2021	7,125,371	$7,125	$65,410,070	$(50,914,462)	$14,502,733
Vesting of restricted stock	900	1	(1)	—	—
Repurchase and retirement of common stock	—	—	(1,176)	—	(1,176)
Cancellation of restricted stock	(3,250)	(3)	3	—	—
Exercise of stock options	16,063	16	66,873	—	66,889
Stock-based compensation	—	—	172,008	—	172,008
Net income (loss)	—	—	—	2,627,107	2,627,107
Balance at June 30, 2021	7,139,084	$7,139	$65,647,777	$(48,287,355)	$17,367,561

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	6,017,674	$6,018	$61,066,971	$(47,838,763)	$13,234,226
Repurchase and retirement of common stock	(4,967)	(5)	(8,491)	—	(8,496)
Cancellation of restricted stock	(3,200)	(3)	3	—	—
Stock-based compensation	—	—	132,065	—	132,065
Net income (loss)	—	—	—	(90,327)	(90,327
Balance at March 31, 2020	6,009,507	$6,010	$61,190,548	$(47,929,090)	$13,267,468
Cancellation of restricted stock	(398)	(1)	472	—	471
Stock-based compensation	—	—	131,369	—	131,369
Net income (loss)	—	—	—	(768,023)	(768,023)
Balance at June 30, 2020	6,009,109	$6,009	$61,322,389	$(48,697,113)	$12,631,285

 See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income (loss)	$2,830,009	$(858,350)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	320,780	263,434
Depreciation and amortization	352,849	290,498
Amortization of debt discount	16,546	—
Deferred tax benefits	(1,870,000)	—

Changes in operating assets and liabilities:
Accounts receivable	(355,767)	1,066,894
Inventories	(823,668)	(74,801)
Prepaid expenses and other current assets	(440,006)	56,788
Accounts payable and accrued expenses	127,756	(253,163)
Accrued payroll and related expenses	272,841	(108,172)
Net deferred revenue on shipments to distributors	70,131	(98,493)
Deferred service revenue	(13,522)	(12,143)
Net change in operating lease	(37,502)	(28,121)
Net cash provided by (used in) operating activities	450,447	244,371

Investing activities
Purchases of equipment	(304,613)	(256,183)
Net cash used in investing activities	(304,613)	(256,183)

Financing activities
Payments on finance leases	—	(8,291)
Repurchase and retirement of common stock	(1,176)	(8,025)
Proceeds from borrowings under bank line of credit agreement	—	4,630,000
Repayments of borrowings under bank line of credit agreement	—	(5,592,449)
Proceeds from note payable	1,000,000	1,208,700
Repayments of note payable	(125,000)	(250,000)
Stock options exercised	1,778,547	—
Net cash provided by (used in) financing activities	2,652,371	(20,065)
Net increase (decrease) in cash and cash equivalents	2,798,205	(31,877)

Cash and cash equivalents at beginning of period	2,121,763	958,860
Cash and cash equivalents at end of period	$4,919,968	$926,983

Supplemental disclosure of cash flow information
Cash paid for interest	$90,933	$30,640
Non-cash investing and financing activities
Conversion of note payable	$130,000	$—
Acquisition of intangible assets	$1,909,433	$—

 See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

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

We continue to monitor developments of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic to our business, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the pandemic, the impact of new strains and variants of the coronavirus, the pandemic’s impact on the global economy and the administration and effectiveness of vaccines. Those primary drivers are beyond our knowledge and control, and as a result, it is difficult to predict the cumulative impact that the pandemic will have on our future sales, operating results, cash flows and financial condition. Furthermore, the impact to our business, operating results, cash flows, liquidity and financial condition may be further adversely impacted if the COVID-19 global pandemic continues to exist or worsens for a prolonged period of time.

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. At June 30, 2021 and December 31, 2020, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance on deposit in these accounts may, at times, exceed the federally insured limits. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

Revenue Recognition and Deferred Revenue

With the adoption of ASC 606 “Revenue from Contracts with Customers” in January 2017, the Company recognizes revenue on sales to distributors when shipping of product is completed and title transfers to distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. At June 30, 2021, the deferred revenue and deferred cost on shipments to distributors were $529,973 and $179,267, respectively, compared to $450,591 and $170,016, respectively, at December 31, 2020.

The Company also earns revenue from its SocketCare extended warranty program, which provides extended warranty and accidental breakage coverage for selected products. For the quarters ended June 30, 2021 and 2020, SocketCare revenue was approximately $6,700 and $8,600, respectively. A SocketCare warranty purchased at the time of product purchase provides for coverage in either a three-year or a five-year term. The Company additionally offers comprehensive coverage and warranty term extensions. Revenues from SocketCare services are recognized ratably over the life of the extended warranty contract. The amount of unrecognized SocketCare service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short- and long-term components. At June 30, 2021, the balance of unrecognized SocketCare service revenue was approximately $40,800.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee is required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. The Company adopted ASU 2016-02 effective January 1, 2019. At June 30, 2021, the balances of right-of-use assets and liabilities for the operating lease were$413,810 and $508,328, respectively, compared to $609,331 and $741,351, respectively, at December 31, 2020.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

The Company tests its goodwill for impairment annually as of September 30th or more frequently when events or circumstances indicate that the carrying value of the Company’s single reporting unit more likely than not exceeds its fair value.

No impairment of goodwill was recorded in the quarter ended June 30, 2021.

Recently Issued Financial Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position, results of operations or cash flows upon adoption.

NOTE 3 — Acquisition of Intangible Assets

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

The Unaudited Condensed Balance Sheets include the intangible assets of the acquired technology at the initial value of $1,877,609.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

The SpringCard intangible assets will be amortized over their estimated useful lives of fifteen years on a straight-line basis, which commenced on April 1, 2021. The estimated future amortization of intangible assets is as follows:

Fiscal Year	Amount
2021 (July 1, 2021 to December 31, 2021)	$63,648
2022	127,296
2023	127,296
2024	127,296
2025	127,296
Thereafter	1,304,777
Total	$1,877,609

NOTE 4 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories at June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
	2021	2020
Raw materials and sub-assemblies	$4,429,107	$3,642,377
Finished goods	396,346	281,104
Inventory reserves	805,943	727,639
Inventory, net	$4,019,510	$3,195,842

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

Amended and Restated Business Financing Agreement

On January 29, 2021, the Company entered into an Amended and Restated Business Financing Agreement (the “Financing Agreement”) with the Bank. The agreement increased the Domestic Line of Credit to $3,000,000, including a $2,000,000 revolving facility and $1,000,000 nonformula loan. The $1,000,000 nonformula loan was enrolled in the CalCap Collateral Support Program and advanced on February 16, 2021. The Company will make a principal reduction payment of $125,000, plus all accrued but unpaid interest on the 30th day of each of April, July, October and January. The Financing Agreement also extended the maturity date of both the Domestic and EXIM Line of Credit to January 31, 2023.

Amounts outstanding under the CalCap loan at June 30, 2021 are as follows:

June 30, 2021
Current portion of CalCap loan	$500,000
Long-term portion of CalCap loan	375,000
CalCap loan	$875,000

During the six months ended June 30, 2020, total repayment of the term loan, initiated in March 2018, was $250,000. Total amount borrowed under the domestic and international lines was $4,630,000 and the total repayment was $5,592.449.

Interest expense on the CalCap loan for the three and six months ended June 30, 2021 was $11,580 and $17,552, respectively. Accrued interest payable related to the amounts outstanding under the CalCap loan at June 30, 2021 was $2,431. Interest expense on the term loan for the three and six months ended June 30, 2020 was $1,896 and $5,922, respectively. Interest expense on the amounts drawn under the Company’s bank credit lines during the three and six months ended June 30, 2020 was $3,783 and $19,384, respectively.

NOTE 6 — Secured Subordinated Convertible Notes Payable

On August 31, 2020, the Company completed a secured subordinated convertible note financing of $1,530,000, including $1,350,000 from officers, directors, and their family members. Because the financing involved such parties related to the Company, a special committee of the Board comprising the Board’s disinterested directors approved the financing.

The funds raised are used to increase the Company’s working capital balances. The notes have a three-year term that accrue interest at 10% per annum and mature on August 30, 2023. The interest on the notes is payable quarterly in cash. The holder of each note may require the Company to repay the principal amount of the note plus accrued interest at any time after August 31, 2021. The principal amount of each note is convertible at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $1.46 per share, which was the market closing price of the common stock on August 28, 2020. The notes did not contain a beneficial conversion feature because the conversion price is higher than the market closing price on the date of the notes payable. The notes are secured by the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Western Alliance Bank.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

Total issuance costs associated with the financing are $96,515, and the costs are presented in the balance sheet as a direct deduction from the original notes payable balance of $1,530,000 as a contra-liability. The issuance costs are amortized over three years, the term of the notes payable, and the amortization expense is reported as interest expense. The amortization of debt discount for six months ended June 30, 2021 was $16,546. The remaining debt discount of $71,697 will be amortized through August 30, 2023.

During the six months ended June 30, 2021, two noteholders elected to convert note principal of $130,000 into shares of the Company’s common stock at the conversion price.

Total interest expense recognized related to the convertible notes for the three and six months ended June 30, 2021 was $43,177 and $87,721, respectively.

NOTE 7 — Segment Information and Concentrations

Segment Information

The Company operates in the mobile barcode scanning and RFID/NFC data capture market. Mobile scanning typically consists of mobile devices such as smartphones or tablets, with mobile scanning or NFC peripherals for data collection, and third-party vertical applications software. The Company distributes its products in the United States and foreign countries primarily through distributors and resellers. The Company markets its products primarily through application developers whose applications are designed to work with the Company’s products.

Revenues by geographic areas for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Americas	$4,753,436	$2,242,225	$8,316,490	$5,385,634
Europe	875,945	200,012	1,653,526	815,541
Asia Pacific	323,509	272,787	795,853	734,535
Total revenues	$5,952,890	$2,715,024	$10,765,869	$6,935,710

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Ingram Micro Inc.	27%	29%	26%	33%
BlueStar, Inc.	32%	25%	31%	20%
ScanSource, Inc.	12%	14%	10%	10%

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks and the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
	2021	2020
BlueStar, Inc.	33%	29%
Ingram Micro Inc.	26%	34%
ScanSource, Inc.	26%	13%
Bluestar Europe Distribution BV	— *	11%
*	Customer accounted for less than 10% of the Company accounts receivable balances

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or due to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. The Company’s inability to procure certain materials could have a material adverse effect on the Company’s results. For the three months ended June 30, 2021 and 2020, the top two suppliers accounted for 46% and 54%, respectively, of inventory purchases. As of June 30, 2021 and December 31, 2020, 19% and 15%, respectively, of the Company’s accounts payable balances were concentrated with a single supplier.

NOTE 8 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of stock options and restricted stock, based on the fair value of the awards as of the date that the awards are issued. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period.

The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. There were 182,000 stock options granted during the six months ended June 30, 2021, compared to 37,000 stock options for the six months ended June 30, 2020.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

The shares of restricted stock are issued to employees and consultants and are held in escrow by the Company until the shares vest on the schedule of 15% after year one, 20% after year two, 25% after year three and 40% after year four, subject to the employees and consultants being a continuing service provider on each of the vesting dates. If the service or employment is terminated, unvested shares revert to the Company. Shares are registered at grant, so share owners may vote at the annual stockholder meeting. Shares of restricted stock are granted at zero cost basis. Compensation cost of the restricted stock is recognized on a straight-line basis over the 4-year vesting period. For the six months ended June 30, 2021 and 2020, the Company awarded 302,425 and 293,000 shares of restricted stock, respectively. As of June 30, 2021, there were 742,131 shares of restricted stock outstanding. Due to the existence of restrictions on sale or transfer until the shares vest, the Company does not count the shares of restricted stock as issued and outstanding shares until they vest.

Total stock-based compensation expense for the three and six months ended June 30, 2021 was $172,008 and $320,780, respectively, compared to expense of $131,369 and $263,434 in the corresponding periods a year ago.

NOTE 9 — Net Income (Loss) Per Share

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$2,627,107	$(768,023)	$2,830,009	$(858,350)
Net income (loss) allocated to restricted stock award	226,630	(45,890)	243,205	(40,262)
Adjusted net income (loss) for basic earnings per share	$2,400,477	$(722,133)	$2,586,804	$(818,088)
Convertible note interest	43,177	—	88,755	—
Adjusted net income (loss) for diluted earnings per share	$2,443,654	$(722,133)	$2,675,559	$(818,088)

Denominator:: Weighted average shares outstanding used in computing net income (loss) per share:
Basic	7,128,768	6,009,383	6,808,339	6,011,695
Effect of dilutive stock options	819,680	—	826,387	—
Effect of convertible note weighted shares	958,904	—	958,904	—

Diluted	8,907,352	6,009,383	8,593,630	6,011,695

Net income (loss) per share applicable to common stockholders:
Basic	$0.34	$(0.13)	$0.38	$(0.14)
Diluted	$0.27	$(0.13)	$0.31	$(0.14)

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

In the three and six months ended June 30, 2021, 45,000 stock options and 50,000 warrants were excluded in the calculation of diluted net income per share as their effect would have been anti-dilutive.

In the three and six months ended June 30, 2020, 2,259,937 stock options and 394,506 shares of restricted stock were excluded in the calculation of diluted net loss per share because their effect would have been anti-dilutive.

NOTE 10 — Income Taxes

In the first half of 2021, the differences between the financial income and taxable income included a tax deduction of $7.97 million resulting from the disqualified disposition of incentive stock options and stock-based compensation of $320,780, which resulted in a taxable loss of $6.69 million. The Company recorded a net income tax benefit of approximately $1.9 million for the first half of 2021 with the expectation of full utilization of its net operating loss carryforwards.

The Company recorded no deferred tax benefit for the losses in the six months ended June 30, 2020.

NOTE 11 — Commitments and Contingencies

Operating Lease Obligations

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. The lease agreement expires on June 30, 2022. Monthly base rent increases four percent per year annually on July 1st of each year. In June 2020, the Company also signed a two-year equipment operating lease agreement.

In January 2019, the Company adopted ASU 2016-02, Leases (Topic 842) and recognized a right-to-use asset and a lease liability using a discount rate of 6.25% per annum. On June 30, 2021, the balances of right-of-use assets and liabilities for the operating lease were approximately $413,810 and $508,328, respectively, compared to approximately $609,331 and $741,351, respectively, at December 31, 2020.

The Newark office space lease expense was $107,218 and $214,437 for the three and six months ended June 30, 2021, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

Cash payments included in the measurement of the Company’s operating lease liabilities were $126,516 and $253,032 for the three and six months ended June 30, 2021, respectively, compared to $117,268 and $234,537, respectively, for the corresponding prior year periods.

Future minimum lease payments under the operating lease at June 30, 2021 are shown below:

Annual minimum payments:	Amount
2021 (July 1 to December 31, 2021)	262,789
2022 (through June 30, 2022)	262,789
Total minimum payments	525,578
Less: Present value factor	(17,250)
Total operating lease liabilities	508,328
Less: Current portion of operating lease	(508,328)
Long-term portion of operating lease	—

Purchase Commitments

As of June 30, 2021, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $10,858,000.

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

NOTE 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred between July 1, 2021 through the date of this report, the date that the unaudited condensed financial statements were issued.  Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

4,000 shares of restricted stock were granted from the 2004 Equity Incentive Plan.

The Company issued 35,129 shares of common stock upon the exercise of stock options.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements forecasting our future financial condition and results, our future operating activities, market acceptance of our products, expectations for general market growth of mobile computing devices, growth in demand for our data capture products, expansion of the markets that we serve, expansion of the distribution channels for our products, and the timing of the introduction and availability of new products, as well as other forecasts discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “may,” “will,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates and projections about our industry, and management’s beliefs and assumptions. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Factors that could cause actual results and outcomes to differ materially include,1 but are not limited to: volatility in the world economy generally and in the markets we serve in particular, including the impact of the COVID-19 pandemic; the risk of delays in the availability of our products due to technological, market or financial factors including the availability of product components and necessary working capital; our ability to successfully develop, introduce and market future products; our ability to effectively manage and contain our operating costs; the availability of third-party hardware and software that our products are intended to work with; product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with; continued growth in demand for barcode scanners; market acceptance of emerging standards such as RFID/Near Field Communications and of our related data capture products; the ability of our strategic relationships to benefit our business as expected; our ability to enter into additional distribution relationships; and other factors described in this Form 10-Q including under “Risk Factors” and those discussed in other documents we filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the interim condensed financial statements and notes included elsewhere in this report, the Company’s annual financial statements included in its Annual Report on Form 10-K, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

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

Companion SocketScan family. Our Companion SocketScan family consists of the ergonomic and independent 700 series, including 1D Linear Imaging (S700), 1D Laser (S730), and 1D/2D Universal Barcode (S740), available in multiple vivid colors: blue, green, red, white, yellow and black.

Companion DuraScan Family. Our DuraScan® 700 Series Linear Barcode Scanner (D700), Laser Barcode Scanner (D730) and Universal Barcode Scanner (D740, D745, D750, D755, D760), are designed to be durable barcode scanners with IP54-rated outer casing to withstand tougher environments. Universal Barcode Scanners (D740, D745, D750, D755, D760) read all common 1D, stacked, 2D and postal codes. D740 is priced competitively with a 1D barcode scanner, making D740 the affordable 2D option available in the market. D760 includes MRZ (machine-readable zone) support, making it capable of scanning passports, visas and other travel documents. D745 and D755 are medical-grade, universal scanners.

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

Results of Operations

Revenues

Total revenues for the three and six months ended June 30, 2021, were approximately $6.0 million and $10.8 million, respectively, an increase of 119% and 55%, respectively, from revenues of approximately $2.7 million and $6.9 million, respectively, in the comparable periods one year ago. The key driver of the revenue increase for the three and six months ended June 30, 2021, was the deployment of business applications, particularly in retail as the economy re-opens following the easing of COVID-19 restrictions.

Gross Margins

Our gross profit margins on sales for the three and six months ended June 30, 2021 were 55% and 54%, respectively, compared to gross margins of 50% and 52% for the corresponding periods a year ago. The improvement in margins was primarily attributed to higher revenues and the absorption of fixed manufacturing overhead.

Index

Research and Development Expense

Research and development expense in the three and six months ended June 30, 2021 were approximately $972,000 and $1,903,000, respectively, an increase of 13% and 9% compared to expenses of approximately $860,000 and $1,741,000 in the corresponding periods a year ago. The increase was primarily due to variable compensation related to improved overall company performance and the amortization and depreciation expenses of newly acquired intangible asset and equipment. We believe a continued commitment to research and development activities is essential to maintain or achieve a leadership position for our existing products, provide innovative new product offerings, and provide engineering support for key customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant research and development investments as our revenue grows.

Sales and Marketing Expense

Sales and marketing expense in the three and six months ended June 30, 2021 were approximately $734,000 and $1,395,000, respectively, an increase of 2% and a decrease of 6% compared to expense of approximately $722,000 and $1,490,000 in the corresponding periods a year ago. The increase in expense quarter over quarter was primarily attributed to the development of a new RMA portal. The decrease of expense during the first half of 2021 was primarily due to lower personnel costs reflecting the department change of several employees. We expect that sales and marketing expenses will increase for the rest of the year as we continue improving our website and increasing brand and product awareness and customer base outside retail.

General and Administrative Expense

General and administrative expense in the three and six months ended June 30, 2021 were approximately $734,000 and $1,475,000, respectively, an increase of 25% and 18% compared to expense of approximately $590,000 and $1,256,000 in the corresponding periods a year ago. The increase was primarily due to variable compensation related to improved overall company performance and higher professional fees associated with the filing of a shelf registration statement.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, in the three and six months ended June 30, 2021 was approximately $51,000 and $100,000, respectively, compared to approximately $8,100 and $27,600, respectively, in the same periods one year ago. Interest expense in the three and six months ended June 30, 2021 was related to interest on the secured subordinated convertible notes payable (see “NOTE 6 — Secured Subordinated Convertible Notes Payable” of the notes to consolidated financial statements for more information) and on the CalCap loan. Our credit lines had no outstanding balances during the three and six months ended June 30, 2021. Interest expense in 2020 was primarily related to interest on bank term loan and credit line facilities.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable first quarters, reflecting low average rates of return.

Index

Income Taxes

In the three and six months ended June 30, 2021, we recorded a net income tax benefit of $1.86 million primarily attributed to the tax deduction of $7.97 million resulting from the disqualified disposition of incentive stock options as of June 30, 2021. We recorded no deferred tax benefit for the loss in the three and six months ended June 30, 2020. Our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at $7.38 million as of June 30, 2021.

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

Liquidity and Capital Resources

As reflected in our Statements of Cash Flows, net cash provided by operating activities was approximately $450,000 in the first half of 2021, compared to net cash provided of approximately $244,000 in the comparable period a year ago. We calculate net cash used in or provided by operating activities by increasing our net income (approximately $2,830,000 in the first half of 2021) or by decreasing our net loss (approximately $858,000 in the first half of 2020) by the expenses, such as stock-based compensation expense, depreciation, amortization and deferred tax expense, that did not require the use of cash. These amounts totaled approximately ($1,180,000) and $554,000 in the first half of 2021 and 2020, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

In the first half of 2021, changes in operating assets and liabilities resulted in net cash used in operating activities of approximately $1.2 million which were primarily from increasing our inventory levels in order to cope with supply issues and longer component lead times for the remainder of 2021, increased accounts receivable driven by higher shipment levels in the second quarter of 2021 and increased prepaid expenses. The uses of cash were partially offset by increases in accrued payroll and related expenses related to an improvement in overall profitability, and by increases in accounts payable driven primarily by increased inventory purchases. In the first half of 2020, changes in operating assets and liabilities resulted in net cash provided by operating activities of approximately $549,000 which was primarily due to decreases in accounts receivable resulting from the lower shipments in the second quarter of 2020.

In the first half of 2021 and 2020, we invested approximately $305,000 and $256,000, respectively, in manufacturing tooling costs and computer software development costs.

Index

Net cash provided by financing activities was approximately $2.65 million in the first half of 2021, compared to net cash used in financing activities of approximately $20,000 in the comparable period a year ago. Financing activities in 2021 consisted primarily of $1.78 million in proceeds from the exercise of employee stock options and of a net borrowing of $875,000 on the CalCap loan. Financing activities in the first half of 2020 consisted of proceeds of a loan of $1.06 million under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and a loan of $150,000 from the SBA under its Economic Injury Disaster (“EIDL”) assistance program, offset by repayments of borrowings under our bank lines of credit and by $250,000 repayment on our term loan.

Contractual Obligations

Our contractual cash obligations at June 30, 2021 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$10,858,000	$10,625,000	$233,000	$—	$—
Operating lease	526,000	526,000	—	—	—
Total contractual obligations	$11,384,000	$11,151,000	$233,000	$—	$—

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

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

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets at the end of the quarter ended June 30, 2021, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the second quarter of 2021 of approximately $37,000 if left unprotected. For the second quarter of 2021, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was approximately $1,000. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The ongoing COVID-19 pandemic has resulted in widespread impacts on the global economy, and the unfavorable impacts we may experience include:

•	Reductions or volatility in demand for one or more of our products which may be caused by the temporary inability of consumers to purchase our products due to illness, business closures, or financial hardship; and shifts in demand away from one or more of our higher-priced products to lower-priced products. If prolonged, such impacts can further increase the difficulty in planning our operations, which may adversely impact our results, liquidity and financial condition.
•	Inability to meet our customers’ needs due to disruptions in our manufacturing operations.
•	Failure of third parties on which we rely, including our suppliers, contract manufacturers, distributors, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, which may adversely impact our operations, liquidity and financial condition.

Despite our efforts to manage and remedy these impacts to the Company, there is considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures to try to contain the virus. The ultimate impact of the COVID-19 pandemic depends on factors beyond our knowledge or control. Moreover, a new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread across the globe. The impact of the Delta variant cannot be predicted at this time, and we cannot predict with any certainty the degree to, or the time period over, which our liquidity, financial position, results of operations and cash flows will be affected by this pandemic.

Index

A deterioration in global economic conditions may have adverse impacts on our business and financial condition in ways that we currently cannot predict and may limit our ability to raise additional funds.

If global economic conditions deteriorate, it may have a negative impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets worsen. The impact of such future developments on our business, including as a result of the COVID-19 pandemic, is highly uncertain and cannot be predicted. If the overall economy is negatively impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakening our ability to develop potential businesses and a decreased ability to raise additional capital when needed on acceptable terms, if at all.

We may not maintain ongoing profitability.

To maintain ongoing profitability, we must accomplish numerous objectives, including achieving continued growth in our business, providing ongoing support to registered developers whose applications support the use of our data capture products, and developing successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient revenue or control our expenses enough to maintain ongoing profitability. If we cannot maintain ongoing profitability, we will not be able to support our operations from positive cash flows, and we would be required to use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

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

We expect to experience quarterly fluctuations in operating results in the future. We generally ship orders as received, and as a result we may have little backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, we have often recognized a substantial portion of our revenue in the last month of the quarter. This subjects us to the risk that even modest delays in orders or in the manufacture of products relating to orders received, may adversely affect our quarterly operating results. Our operating results may also fluctuate due to factors such as:

•	the demand for our products;
•	the size and timing of customer orders;
•·	unanticipated delays or problems in our introduction of new products and product enhancements;
•	the introduction of new products and product enhancements by our competitors;
•	the timing of the introduction and deployments of new applications that work with our products;
•	changes in the revenues attributable to royalties and engineering development services;
•	product mix;
•	timing of software enhancements;
•	changes in the level of operating expenses;
•	competitive conditions in the industry including competitive pressures resulting in lower average selling prices;
•	timing of distributors’ shipments to their customers;
•	delays in supplies of key components used in the manufacturing of our products; and
•	general economic conditions and conditions specific to our customers’ industries.

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

We have recorded deferred tax assets on our balance sheet because we believe that it is more likely than not that we will generate sufficient tax profitability in the future to realize the tax savings that our deferred tax assets represent. If we do not achieve and maintain sufficient profitability, the tax savings represented by our deferred tax assets may never be realized and we would need to recognize a loss for those deferred tax assets.

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

The development of new products and services can be very difficult and requires high levels of innovation. The development process is also lengthy and costly. Short product life cycles for smartphones and tablets expose our products to the risk of obsolescence and require frequent new product upgrades and introductions. We will be unable to introduce new products and services into the market on a timely basis and compete successfully if we fail to:

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

Because we distribute and fulfill resellers’ orders for our products primarily through distributors, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build-up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity. During the six months ended June 30, 2021 and 2020, Ingram Micro® and BlueStar together represented approximately 57% and 53%, respectively, of our worldwide sales. We expect that a significant portion of our sales will continue to depend on sales to a limited number of distributors.

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

Additionally, effective copyright, trademark, and trade secret protection may be unavailable or limited in certain foreign countries.

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

As of August 10, 2021, we had 7,174,213 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of August 10, 2021, we had 1,397,339 shares of common stock subject to outstanding options under our stock option plans, 675,258 shares of restricted stock outstanding, and 179,312 shares of common stock available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and restricted stock and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options and unvested restricted stock will be eligible for resale in the public market as soon as the options are exercised or the restricted stock vests, as applicable.

Volatility in the trading price of our common stock could negatively impact the price of our common stock.

During the period from January 1, 2020 through the date of the report, our common stock price fluctuated between a high of $35.00 and a low of $0.76. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

Exhibit Number		Exhibit Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		XBRL Document

*       Filed herewith.

**       Furnished herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCKET MOBILE, INC.

Registrant

Date: August 13, 2021	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 13, 2021	/s/ Lynn Zhao
Lynn Zhao
Vice President of Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index