Form 10-Q
period 2021-09-30
SOCKET MOBILE, INC.
filed 2021-11-12
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

The number of shares of Common Stock ($0.001 par value) outstanding as of November 8, 2021 was 7,179,227 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC. CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$6,319,044	$4,108,738	$17,084,913	$11,044,448

Cost of revenues	2,896,323	1,835,333	7,833,006	5,185,802

Gross profit	3,422,721	2,273,405	9,251,907	5,858,646

Operating expenses:
Research and development	1,014,175	680,797	2,917,501	2,420,945
Sales and marketing	787,889	658,265	2,182,377	2,148,221
General and administrative	666,884	485,465	2,141,911	1,741,311
Goodwill impairment charges	—	4,427,000	—	4,427,000
Total operating expenses	2,468,948	6,251,527	7,241,789	10,737,477

Operating income (loss)	953,773	(3,978,122)	2,010,118	(4,878,831)

Interest expense, net	(50,147)	(23,864)	(150,276)	(51,505)
Other income	—	—	10,082	70,000

Net income (loss) before income taxes	903,626	(4,001,986)	1,869,924	(4,860,336)

Current income tax expense	—	(800)	(6,289)	(800)
Deferred income tax benefit	(260,000)	—	1,610,000	—

Net income (loss)	$643,626	$(4,002,786)	$3,473,635	$(4,861,136)

Net income (loss) per share:

Basic	$0.08	$(0.62)	$0.46	$(0.76)
Diluted	$0.07	$(0.62)	$0.37	$(0.76)

Weighted average shares outstanding:

Basic	7,162,924	6,037,559	6,927,837	6,020,363
Diluted	8,939,384	6,037,559	8,932,395	6,020,363

 See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$5,352,738	$2,121,763
Accounts receivable, net	2,703,127	2,112,514
Inventories, net	4,434,536	3,195,842
Prepaid expenses and other current assets	601,429	335,386
Deferred cost on shipments to distributors	152,625	170,016
Total current assets	13,244,455	7,935,521

Property and equipment:
Machinery and office equipment	2,439,722	2,286,268
Computer equipment	1,807,443	1,412,030
	4,247,165	3,698,298
Accumulated depreciation	(3,296,166)	(2,850,635)
Property and equipment, net	950,999	847,663

Intangible assets, net	1,845,785	—
Other long-term assets	151,174	159,039
Deferred tax assets	7,116,934	5,506,934
Operating lease right-of-use asset	313,293	609,331
Total assets	$23,622,640	$15,058,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,743,105	$1,372,701
Accrued payroll and related expenses	702,938	375,511
Deferred revenue on shipments to distributors	390,930	450,591
Short term portion of deferred service revenue	18,630	25,522
Note Payable – current portion	500,000	—
Subordinated convertible notes payable, net of discount	142,540	169,619
Subordinated convertible notes payable, net of discount-related party	1,194,036	1,272,138
Operating lease – current portion	384,180	483,254
Total current liabilities	5,076,359	4,149,336

Long-term portion of deferred service revenue	17,697	28,794
Long-term portion of note payable	250,000	—
Long-term portion of operating lease	—	258,097
Total liabilities	5,344,056	4,436,227

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares, Issued and outstanding – 7,174,363 shares at September 30, 2021 and 6,102,630 shares at December 31, 2020	7,174	6,103
Additional paid-in capital	65,915,139	61,733,522
Accumulated deficit	(47,643,729)	(51,117,364)
Total stockholders’ equity	18,278,584	10,622,261
Total liabilities and stockholders’ equity	$23,622,640	$15,058,488

 See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	6,102,630	$6,103	$61,733,522	$(51,117,364)	$10,622,261
Vesting of restricted stock	38,775	39	(39)	—	—
Cancellation of restricted stock	(2,755)	(3)	3	—	—
Exercise of stock options	713,349	713	1,710,945	—	1,711,658
Issuance of common stock for intangible assets	184,332	184	1,686,956	—	1,687,140
Conversion of convertible note	89,040	89	129,911	—	130,000
Stock-based compensation	—	—	148,772	—	148,772
Net income	—	—	—	202,902	202,902
Balance at March 31, 2021	7,125,371	$7,125	$65,410,070	$(50,914,462)	$14,502,733
Vesting of restricted stock	900	1	(1)	—	—
Repurchase and retirement of common stock	—	—	(1,176)	—	(1,176)
Cancellation of restricted stock	(3,250)	(3)	3	—	—
Exercise of stock options	16,063	16	66,873	—	66,889
Stock-based compensation	—	—	172,008	—	172,008
Net income	—	—	—	2,627,107	2,627,107
Balance at June 30, 2021	7,139,084	$7,139	$65,647,777	$(48,287,355)	$17,367,561
Cancellation of restricted stock	(3,250)	(3)	3	—	—
Exercise of stock options	38,529	38	83,463	—	83,501
Stock-based compensation	—	—	183,896	—	183,896
Net income	—	—	—	643,626	643,626
Balance at September 30, 2021	7,174,363	$7,174	$65,915,139	$(47,643,729)	$18,278,584

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	6,017,674	$6,018	$61,066,971	$(47,838,763)	$13,234,226
Repurchase of common stock	(4,967)	(5)	(8,491)	—	(8,496)
Cancellation of restricted stock	(3,200)	(3)	3	—	—
Stock-based compensation	—	—	132,065	—	132,065
Net loss	—	—	—	(90,327)	(90,327)
Balance at March 31, 2020	6,009,507	$6,010	$61,190,548	$(47,929,090)	$13,267,468
Cancellation of restricted stock	(398)	(1)	472	—	471
Stock-based compensation	—	—	131,369	—	131,369
Net loss	—	—	—	(768,023)	(768,023)
Balance at June 30, 2020	6,009,109	$6,009	$61,322,389	$(48,697,113)	$12,631,285
Stock options exercised	41,546	42	73,649	—	73,691
Stock-based compensation	—	—	129,551	—	129,551
Net loss	—	—	—	(4,002,786)	(4,002,786)
Balance at September 30, 2020	6,050,655	$6,051	$61,525,589	$(52,699,899)	$8,831,741

 See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income (loss)	$3,473,635	$(4,861,136)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	504,676	392,985
Depreciation and amortization	555,900	436,970
Amortization of debt discount	24,819	—
Deferred tax benefits	(1,610,000)	—
Goodwill impairment charges	—	4,427,000

Changes in operating assets and liabilities:
Accounts receivable	(590,613)	477,591
Inventories	(1,238,694)	(183,406)
Prepaid expenses and other current assets	(266,043)	(4,916)
Other assets	(24,813)	—
Accounts payable and accrued expenses	148,111	(69,904)
Accrued payroll and related expenses	327,427	(164,158)
Net deferred revenue on shipments to distributors	(42,270)	1,017
Deferred service revenue	(17,989)	(18,426)
Net change in operating lease	(61,133)	(46,872)
Net cash provided by operating activities	1,183,013	386,745

Investing activities
Purchases of equipment	(562,910)	(374,538)
Net cash used in investing activities	(562,910)	(374,538)

Financing activities
Payments on finance leases	—	(8,291)
Repurchase and retirement of common stock	(1,176)	(8,025)
Proceeds from borrowings under bank line of credit agreement	—	5,630,000
Repayments of borrowings under bank line of credit agreement	—	(7,042,449)
Proceeds from note payable	1,000,000	1,208,700
Repayments of note payable	(250,000)	(150,000)
Repayments of bank term loan	—	(333,333)
Proceeds from subordinated convertible notes payable, net of discount	—	168,645
Proceeds from subordinated convertible notes payable, net of discount-related party	—	1,264,840
Stock options exercised	1,862,048	73,691
Net cash provided by financing activities	2,610,872	803,778
Net increase in cash and cash equivalents	3,230,975	815,985

Cash and cash equivalents at beginning of period	2,121,763	958,860
Cash and cash equivalents at end of period	$5,352,738	$1,774,845

Supplemental disclosure of cash flow information
Cash paid for interest	$132,036	$42,403
Non-cash investing and financing activities
Conversion of note payable	$130,000	$—
Acquisition of intangible assets	$1,909,433	$—

 See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. At September 30, 2021 and December 31, 2020, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance on deposit in these accounts may, at times, exceed the federally insured limits. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

Revenue Recognition and Deferred Revenue

With the adoption of ASC 606 “Revenue from Contracts with Customers” in January 2017, the Company recognizes revenue on sales to distributors when shipping of product is completed and title transfers to distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. At September 30, 2021, the deferred revenue and deferred cost on shipments to distributors were $390,930 and $152,625, respectively, compared to $450,591 and $170,016, respectively, at December 31, 2020.

The Company also earns revenue from its SocketCare extended warranty program, which provides extended warranty and accidental breakage coverage for selected products. For the quarters ended September 30, 2021 and 2020, SocketCare revenue was approximately $6,300 and $8,100, respectively. A SocketCare warranty purchased at the time of product purchase provides for coverage in either a three-year or a five-year term. The Company additionally offers comprehensive coverage and warranty term extensions. Revenues from SocketCare services are recognized ratably over the life of the extended warranty contract. The amount of unrecognized SocketCare service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short- and long-term components. At September 30, 2021, the balance of unrecognized SocketCare service revenue was approximately $36,300.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee is required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. The Company adopted ASU 2016-02 effective January 1, 2019. At September 30, 2021, the balances of right-of-use assets and liabilities for the operating lease were $313,293 and $384,180, respectively, compared to $609,331 and $741,351, respectively, at December 31, 2020.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

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

The Company tests its goodwill for impairment annually as of September 30th or more frequently when events or circumstances indicate that the carrying value of the Company’s single reporting unit more likely than not exceeds its fair value. The Company wrote off its entire goodwill of $4.4 million as measured on September 30, 2020.

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

The Unaudited Condensed Balance Sheets include the intangible assets of the acquired technology at the carrying amount, net of amortization of $1,845,785 as of September 30, 2021.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

The SpringCard intangible assets will be amortized over their estimated useful lives of fifteen years on a straight-line basis, which commenced on April 1, 2021. The estimated future amortization of intangible assets is as follows:

Fiscal Year	Amount
2021 (October 1, 2021 to December 31, 2021)	$31,824
2022	127,296
2023	127,296
2024	127,296
2025	127,296
Thereafter	1,304,777
Total	$1,845,785

NOTE 4 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories at September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
	2021	2020
Raw materials and sub-assemblies	$4,880,494	$3,642,377
Finished goods	359,985	281,104
Inventory reserves	805,943	727,639
Inventory, net	$4,434,536	$3,195,842

NOTE 5 — Bank Financing Arrangements

The Company initially entered into a Business Financing Agreement with Western Alliance Bank (the “Bank”), an Arizona corporation, on February 27, 2014, and this agreement has been amended and extended through the years.

Seventh Financing Agreement

On January 8, 2020, the Company entered into the Seventh Business Financing Modification Agreement with the Bank which extended the maturity date of the Company’s revolving line of credit to January 31, 2022.

Eighth Financing Agreement

On August 28, 2020, the Company entered into the Eighth Business Financing Modification Agreement and Consent with the Bank. The Bank consented to the issuance of subordinated debt in the amount less than $2,000,000, at an annual interest rate of less than 10%, such debt maturing in no sooner than 3 years.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

Amended and Restated Business Financing Agreement

On January 29, 2021, the Company entered into an Amended and Restated Business Financing Agreement (the “Financing Agreement”) with the Bank. The Financing Agreement increased the Company’s Domestic Line of Credit to $3.0 million, including a $2.0 million revolving facility and a $1.0 million nonformula loan. The $1.0 million nonformula loan was enrolled in the CalCap Collateral Support Program (the “CalCap Loan”) and advanced on February 16, 2021. The Company will make a principal reduction payment of $125,000, plus all accrued but unpaid interest on the 30th day of each of April, July, October and January. The Financing Agreement also extended the maturity date of both the Domestic Line of Credit and EXIM Line of Credit to January 31, 2023.

Amounts outstanding under the CalCap Loan as of September 30, 2021 are as follows:

September 30, 2021
Current portion of CalCap Loan	$500,000
Long-term portion of CalCap Loan	250,000
CalCap Loan	$750,000

Interest expense on the CalCap Loan for the three and nine months ended September 30, 2021 was $10,104 and $27,656, respectively. Accrued interest payable related to the amounts outstanding under the CalCap Loan at September 30, 2021 was $2,083.

During the nine months ended September 30, 2020, total repayment of the term loan, initiated in March 2018 (the “Term Loan”), was $333,333. The total amount borrowed under the domestic and international lines of credit was $5,630,000 and the total repayment was $7,042.449.

Interest expense on the Term Loan for the three and nine months ended September 30, 2020 was $229 and $6,152, respectively. Interest expense on the amounts drawn under the Company’s bank credit lines during the three and nine months ended September 30, 2020 was $1,077 and $20,461, respectively. Accrued interest payable related to the amounts outstanding under the bank credit facilities at September 30, 2020 was $373.

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

The funds raised are used to increase the Company’s working capital balances. The secured subordinated convertible notes (the “Notes”) have a three-year term that accrue interest at 10% per annum and mature on August 30, 2023. The interest on the Notes is payable quarterly in cash. The holder of each Note may require the Company to repay the principal amount of the Note plus accrued interest at any time after August 31, 2021. The principal amount of each note is convertible at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $1.46 per share, which was the market closing price of the common stock on August 28, 2020. The Notes did not contain a beneficial conversion feature because the conversion price is higher than the market closing price on the date of issuance of the Notes . The Notes are secured by the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Western Alliance Bank.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

Total issuance costs associated with the financing are $96,515, and the costs are presented in the balance sheet as a direct deduction from the original notes payable balance of $1,530,000 as a contra-liability. The issuance costs are amortized over three years, the term of the Notes , and the amortization expense is reported as interest expense. The amortization of debt discount for nine months ended September 30, 2021 was $24,819. The remaining debt discount of $63,424 will be amortized through August 31, 2023.

During the nine months ended September 30, 2021, two noteholders elected to convert Note principal of $130,000 into shares of the Company’s common stock at the conversion price.

Total interest expense recognized related to the Notes for the three and nine months ended September 30, 2021 was $43,560 and $131,281, respectively.

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

Revenues by geographic areas for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Americas	$4,641,767	$3,290,992	$12,958,256	$8,676,626
Europe	967,752	567,977	2,621,278	1,383,518
Asia Pacific	709,525	249,769	1,505,379	984,304
Total revenues	$6,319,044	$4,108,738	$17,084,913	$11,044,448

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Ingram Micro Inc.	33%	30%	29%	32%
BlueStar, Inc.	15%	29%	25%	23%
ScanSource, Inc.	14%	– *	11%	– *

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks and the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances at September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
	2021	2020
Ingram Micro, Inc.	37%	34%
ScanSource, Inc.	26%	13%
BlueStar, Inc.	16%	29%
Bluestar Europe Distribution BV	— *	11%
*	Customer accounted for less than 10% of the Company accounts receivable balances

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or due to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. The Company’s inability to procure certain materials could have a material adverse effect on the Company’s results. For the three months ended September 30, 2021 and 2020, the top three suppliers accounted for 56% and 64%, respectively, of inventory purchases. As of September 30, 2021 and December 31, 2020, 14% and 15%, respectively, of the Company’s accounts payable balances were concentrated with a single supplier.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

NOTE 8 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of stock options and restricted stock, based on the fair value of the awards as of the date that the awards are issued. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period.

The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. There were 182,000 stock options granted during the nine months ended September 30, 2021, compared to 37,000 stock options for the nine months ended September 30, 2020.

The shares of restricted stock are issued to employees and consultants and are held in escrow by the Company until the shares vest on the schedule of 15% after year one, 20% after year two, 25% after year three and 40% after year four, subject to the employees and consultants being a continuing service provider on each of the vesting dates. If the service or employment is terminated, unvested shares revert to the Company. Shares are registered at grant, so share owners may vote at the annual stockholder meeting. Shares of restricted stock are granted at zero cost basis. Compensation cost of the restricted stock is recognized on a straight-line basis over the 4-year vesting period. For the nine months ended September 30, 2021 and 2020, the Company awarded 306,425 and 389,680 shares of restricted stock, respectively. As of September 30, 2021, there were 660,758 shares of restricted stock outstanding. Due to the existence of restrictions on sale or transfer until the shares vest, the Company does not count the shares of restricted stock as issued and outstanding shares until they vest.

Total stock-based compensation expense for the three and nine months ended September 30, 2021 was $183,896 and $504,676, respectively, compared to expense of $129,551 and $392,985 in the corresponding periods a year ago.

NOTE 9 — Net Income (Loss) Per Share

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020
Numerator:
Net income (loss)	$643,626	$(4,002,786	)*	$3,473,635	$(4,861,136	)*
Net income (loss) allocated to restricted stock award	(55,001)	264,275		(297,932)	263,128
Adjusted net income (loss) for basic earnings per share	$588,625	$(3,738,511	)*	$3,175,703	$(4,598,008	)*
Convertible note interest	43,560	—		132,315	—
Adjusted net income (loss) before interest for diluted earnings per share	$632,185	$(3,738,511	)*	$3,308,018	$(4,598,008	)*

Denominator: Weighted average shares outstanding used in computing net income (loss) per share:
Basic	7,162,924	6,037,559		6,927,837	6,020,363
Effect of dilutive stock options	817,556	—		1,045,654	—
Effect of convertible note shares	958,904	—		958,904	—

Diluted	8,939,384	6,037,559		8,932,395	6,020,363

Net income (loss) per share applicable to common stockholders:
Basic	$0.08	$(0.62	)*	$0.46	$(0.76	)*
Diluted	$0.07	$(0.62	)*	$0.37	$(0.76	)*

*Amounts for 2020 include goodwill impairment charges of $4.43 million recorded as of September 30, 2020. Additional information regarding goodwill impairment is contained in “Note 2 - Summary of Significant Accounting Policies.”

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

In the three and nine months ended September 30, 2021, 45,000 stock options and 50,000 warrants were excluded in the calculation of diluted net income per share as their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2020, the shares used in computing diluted net loss per share do not include 2,599,187 dilutive stock options and shares of restricted stock, nor do they include 1,047,945 dilutive conversion shares as the effect is anti-dilutive given the Company’s loss.

NOTE 10 — Income Taxes

In the first nine months of 2021, the differences between the financial income and taxable income included a tax deduction of $8.13 million resulting from the disqualified disposition of incentive stock options and stock-based compensation of $0.50 million, which resulted in a taxable loss of $5.76 million. The Company recorded a net income tax benefit of approximately $1.61 million for the first nine months of 2021 with the expectation of full utilization of its net operating loss carryforwards.

The Company recorded no deferred tax benefit for the losses in the nine months ended September 30, 2020.

NOTE 11 — Commitments and Contingencies

Operating Lease Obligations

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. The lease agreement expires on June 30, 2022. Monthly base rent increases four percent per year on July 1st of each year. In June 2020, the Company also signed a two-year equipment operating lease agreement.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

In January 2019, the Company adopted ASU 2016-02, Leases (Topic 842) and recognized a right-to-use asset and a lease liability using a discount rate of 6.25% per annum. On September 30, 2021, the balances of right-of-use assets and liabilities for the operating lease were approximately $0.31 million and $0.38 million, respectively, compared to approximately $0.61 million and $0.74 million, respectively, at December 31, 2020.

The Newark office space lease expense was $103,208 and $309,625 for the three and nine months ended September 30, 2021, respectively.

Cash payments included in the measurement of the Company’s operating lease liabilities were $131,395 and $384,427 for the three and nine months ended September 30, 2021, respectively, compared to $123,478 and $356,513, respectively, for the corresponding prior year periods.

Future minimum lease payments under the operating lease at September 30, 2021 are shown below:

Annual minimum payments:	Amount
2021 (October 1 to December 31, 2021)	131,395
2022 (through June 30, 2022)	262,789
Total minimum payments	394,184
Less: Present value factor	(10,004)
Total operating lease liabilities	384,180
Less: Current portion of operating lease	(384,180)
Long-term portion of operating lease	—

Purchase Commitments

As of September 30, 2021, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $9,697,000.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

NOTE 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred between October 1, 2021 through the date of this report, the date that the unaudited condensed financial statements were issued.  Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

5,687 shares of restricted stock were granted from the 2004 Equity Incentive Plan.

The Company issued 4,692 shares of common stock upon the exercise of stock options.

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

Results of Operations

Revenues

Total revenues for the three and nine months ended September 30, 2021, were approximately $6.3 million and $17.1 million, respectively, an increase of 54% and 55%, respectively, from revenues of approximately $4.1 million and $11 million, respectively, in the comparable periods one year ago. The increases in revenues were from both the run rate business through the distribution channel and the large customers, driven by the deployment of business applications, particularly in retail as the economy re-opens.

Gross Margins

Our gross profit margins on sales for the three and nine months ended September 30, 2021 were both 54.2%, compared to gross margins of 55.3% and 53.0% for the corresponding periods a year ago. The margin decrease in three months ended September 30, 2021 compared with the same period last year was primarily due to higher component costs and higher shipping costs. The improvement in nine-month margins compared to the corresponding period from last year primarily attributed to higher revenues and the absorption of fixed manufacturing overhead.

Research and Development Expense

Research and development expense in the three and nine months ended September 30, 2021 were approximately $1.0 million and $2.9 million, respectively, an increase of 49% and 21% compared to expenses of approximately $0.7 million and $2.4 million in the corresponding periods a year ago.

Index

The increases were primarily attributable to an increase in personnel expenses, (as we had realized a benefit in 2020 from our short-term cost reduction initiatives in this area), higher employee incentive-based compensation expense associated with improved financial performance, the inclusion of amortization and depreciation expenses of newly acquired intangible assets and equipment, and increased fees paid for contractors and consultants assisting with product development. We believe a continued commitment to research and development activities is essential to maintain or achieve a leadership position for our existing products, provide innovative new product offerings, and provide engineering support for key customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant research and development investments as our revenue grows.

Sales and Marketing Expense

Sales and marketing expense in the three and nine months ended September 30, 2021 were approximately $788,000 and $2,182,000, respectively, an increase of 20% and 2% compared to expense of approximately $658,000 and $2,148,000 in the corresponding periods a year ago. The increase in expense quarter over quarter was primarily attributed to the development of a new Return Merchandise Authorization portal. The increase in expense quarter over quarter was primarily due to the hiring of additional employee and also due to the benefit realized in the third quarter of 2020 from our short-term cost reduction initiatives. The increase in expense during the first nine months of 2021 was primarily due to increased fees paid for contractors and consultants assisting with website development and upgrades. We expect that sales and marketing expenses will increase for the rest of the year as we continue improving our website and increasing brand and product awareness and customer base outside retail.

General and Administrative Expense

General and administrative expense in the three and nine months ended September 30, 2021 were approximately $667,000 and $2,142,000, respectively, an increase of 37% and 23% compared to expense of approximately $485,000 and $1,741,000 in the corresponding periods a year ago. The increase was due to the benefit realized in 2020 from our short-term cost reduction initiatives and higher employee incentive-based compensation expense associated with improved financial performance. The increase in expense during the first nine months of 2021 was also due to higher professional fees associated with the filing of a shelf registration statement, higher proxy distribution costs resulting from a greatly increased number of beneficial owners of the Company’s stock and increased insurance costs.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, in the three and nine months ended September 30, 2021 was approximately $50,000 and $150,000, respectively, compared to approximately $23,900 and $51,500, respectively, in the same periods one year ago. Interest expense in the three and nine months ended September 30, 2021 was related to interest on the secured subordinated convertible notes payable (see “NOTE 6 — Secured Subordinated Convertible Notes Payable” of the notes to consolidated financial statements for more information) and on the CalCap Loan. Our credit lines had no outstanding balances during the three and nine months ended September 30, 2021. Interest expense in 2020 was primarily related to interest on credit line facilities, secured subordinated convertible notes payable and bank term loan.

Index

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable first quarters, reflecting low average rates of return.

Income Taxes

In the three months ended September 30, 2021, we recorded an income tax expense of $260,000. In the nine months ended September 30, 2021, we recorded an income tax benefit of $1.6 million primarily attributable to the tax deduction resulting from the disqualified disposition of incentive stock options. We recorded no deferred tax benefit for the loss in the three and nine months ended September 30, 2020. Our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at $7.1million as of September 30, 2021.

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

Liquidity and Capital Resources

As reflected in our Statements of Cash Flows, net cash provided by operating activities was approximately $1,179,000 in the first nine months of 2021, compared to net cash provided of approximately $387,000 in the comparable period a year ago. We calculate net cash used in or provided by operating activities by increasing our net income (approximately $3,474,000 in the nine months of 2021) or by decreasing our net loss (approximately $4,861,000 in the first nine months of 2020) by the expenses, such as stock-based compensation expense, depreciation, amortization, and deferred tax expense, that did not require the use of cash. These amounts totaled approximately ($554,000) and $5.26 million in the first nine months of 2021 and 2020, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

In the first nine months of 2021, changes in operating assets and liabilities resulted in net cash used in operating activities of approximately $1.7 million which was primarily from increasing our inventory levels in order to cope with supply chain disruptions as demand increased with the reopening of the economy, increased accounts receivable driven by higher shipment levels in the third quarter of 2021 and increased prepaid expenses. The uses of cash were partially offset by increases in accrued payroll and related expenses, primarily employee incentive-based compensation associated with improved financial performance, and by increases in accounts payable driven primarily by increased inventory purchases. In the first nine months of 2020, changes in operating assets and liabilities resulted in net cash used in operating activities of approximately $9,000 which was primarily due to decreases in accounts receivable resulting from the lower shipments in the third quarter of 2020.

Index

In the first nine months of 2021 and 2020, we invested approximately $558,000 and $375,000, respectively, in manufacturing tooling costs and computer software development costs.

Net cash provided by financing activities was approximately $2.6 million in the first nine months of 2021, compared to net cash provided by financing activities of approximately $804,000 in the comparable period a year ago. Financing activities in 2021 consisted primarily of $1.86 million in proceeds from the exercise of employee stock options and of a net borrowing of $750,000 on the CalCap Loan. Financing activities in the first nine months of 2020 consisted of proceeds of a loan of $1.06 million under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and a loan of $150,000 from the SBA under its Economic Injury Disaster (“EIDL”) assistance program, offset by an approximately $1.41 million net payment of borrowings under our bank lines of credit, an approximately $333,000 repayment on our term loan and a $150,000 repayment on the SBA loan. The subordinated convertible note financing added approximately $1,433,000 to net cash in the first nine months of 2020.

Critical Accounting Estimates

Our significant accounting policies are described in “Note 2 - Summary of Significant Accounting Policies” in the notes to condensed financial statements. The application of these policies requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on a combination of historical experience and reasonable judgment applied to other facts. Actual results may differ from these estimates, and such differences may be material to the financial statements. In addition, the use of different assumptions or judgments may result in different estimates. We believe our critical accounting policies that are subject to these estimates are: Revenue Recognition and Accounts Receivable Reserves, Inventory Valuation, Stock-Based Compensation, Income Taxes and Valuation of Goodwill.

A complete description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission.

Contractual Obligations

Our contractual cash obligations at September 30, 2021 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$9,697,000	$9,619,000	$78,000	$—	$—
Operating lease	394,000	394,000	—	—	—
Total contractual obligations	$10,091,000	$10,013,000	$78,000	$—	$—

Index

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank term loan and credit line facilities. Amounts outstanding under the term loan bear interest at the lender's prime rate (minimum of 4.25%) plus 1.75%. Our bank credit line facilities of up to $3.5 million have variable interest rates based upon the lender's prime rate (minimum of 4.25%) plus 0.75%, for the $1.0 million nonformula loan, revolving facility (up to $2.0 million), and the EXIM Line of Credit (up to $0.5 million). Accordingly, interest rate increases could increase our interest expense on outstanding term loan and credit line balances.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets at the end of the quarter ended September 30, 2021, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the third quarter of 2021 of approximately $49,000 if left unprotected. For the third quarter of 2021, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was approximately ($15,000). We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

Index

Item 4. Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

Item 1A. Risk Factors.

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

The ongoing COVID-19 pandemic has resulted in widespread impacts on the global economy, and the unfavorable impacts we may experience include:

•	Reductions or volatility in demand for one or more of our products which may be caused by the temporary inability of consumers to purchase our products due to illness, business closures, or financial hardship; and shifts in demand away from one or more of our higher-priced products to lower-priced products. If prolonged, such impacts can further increase the difficulty in planning our operations, which may adversely impact our results, liquidity and financial condition.
•	Inability to meet our customers’ needs due to disruptions in our manufacturing operations.
•	Failure of third parties on which we rely, including our suppliers, contract manufacturers, and distributors, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, which may adversely impact our operations, liquidity and financial condition.

Despite our efforts to manage and remedy these impacts to the Company, there is considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures to try to contain the virus. The ultimate impact of the COVID-19 pandemic depends on factors beyond our knowledge or control. Moreover, a new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has spread across the globe. Additionally, other new variants of COVID-19 could emerge in the future. The impact of the Delta variant, and the potential impact of possible future variants, cannot be predicted at this time, and we cannot predict with any certainty the degree to, or the time period over, which our liquidity, financial position, results of operations and cash flows will be affected by this pandemic.

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

Index

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

Our credit agreements with our bank requires us to remain in compliance with the covenants specified under the terms of the agreement. The agreements also contain customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock, enter into transactions with affiliates and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. The agreements also contain customary events of default including, among others, payment defaults, breaches of covenants, bankruptcy and insolvency events, cross defaults with certain material indebtedness, judgment defaults, and breaches of representations and warranties. Upon an event of default, our bank may declare all or a portion of our outstanding obligations payable to be immediately due and payable and exercise other rights and remedies provided for under the agreement. During the existence of an event of default, interest on the obligations could be increased. The agreements may be terminated by us or by our bank at any time. Upon such termination, our bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at our bank’s discretion and our bank is not obligated to make advances.

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

Because we distribute and fulfill resellers’ orders for our products primarily through distributors, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build-up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity. During the nine months ended September 30, 2021 and 2020, Ingram Micro® and BlueStar together represented approximately 54% and 55%, respectively, of our worldwide sales. We expect that a significant portion of our sales will continue to depend on sales to a limited number of distributors.

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

Index

Our facilities or operations could be adversely affected by events outside our control, such as natural disasters or health epidemics.

Our corporate headquarters is located in a seismically active region in Northern California. If major disasters such as earthquakes occur, or our information system or communications network breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, we may be affected by health epidemic or pandemics, such as the current COVID-19 pandemic. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

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

As of November 8, 2021, we had 7,179,227 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of November 8, 2021, we had 1,388,122 shares of common stock subject to outstanding options under our stock option plans, 610,567 shares of restricted stock outstanding, and 189,528 shares of common stock available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and restricted stock and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options and unvested restricted stock will be eligible for resale in the public market as soon as the options are exercised or the restricted stock vests, as applicable.

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

SOCKET MOBILE, INC.

Registrant

Date: November 12, 2021	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 12, 2021	/s/ Lynn Zhao
Lynn Zhao
Vice President of Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index