Form 10-K
period 2021-12-31
SOCKET MOBILE, INC.
filed 2022-03-31
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ X ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated Filer [X] Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of June 30, 2021, the aggregate market value of the registrant’s Common Stock ($0.001 par value) held by non-affiliates of the registrant was $35,357,359 based on the closing sale price as reported on the NASDAQ Marketplace system.

Number of shares of Common Stock ($0.001 par value) outstanding as of March 25, 2022: 7,273,051 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III are incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2022. Such Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements forecasting our future financial condition and results, our future operating activities, market acceptance of our products, expectations for general market growth of mobile computing devices, growth in demand for our data capture products, expansion of the markets that we serve, expansion of the distribution channels for our products, and the timing of the introduction and availability of new products, as well as other forecasts discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “may,” “will,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs and assumptions. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Factors that could cause actual results and outcomes to differ materially include, but are not limited to: volatility in the world economy generally and in the markets we serve in particular, including the impact of the COVID-19 pandemic and Russia’s military action against Ukraine; the risk of delays in the availability of our products due to technological, market or financial factors including the availability of product components and necessary working capital; our ability to successfully develop, introduce and market future products; our ability to effectively manage and contain our operating costs; the availability of third-party hardware and software that our products are intended to work with; product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with; continued growth in demand for barcode scanners; market acceptance of emerging standards such as RFID/Near Field Communications and of our related data capture products; the ability of our strategic relationships to benefit our business as expected; our ability to enter into additional distribution relationships; and other factors described in this Form 10-K including “Item 1A. Risk Factors” and recent Form 8-K and Form 10-Q reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the financial statements and notes included elsewhere in this report, and other information contained in other reports and documents filed from time to time with the Securities and Exchange Commission.

Item 1. Business

General

We are a leading provider of data capture and delivery solutions for enhanced productivity in workforce mobilization. Our data capture solutions are incorporated into mobile applications used in point of sale (POS), commercial services (field workers), asset tracking, manufacturing process and quality control, transportation and logistics (goods tracking and movement), event management (ticketing, entry, access control, and identification), medical and education.

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

Our Internet home page is located at http://www.socketmobile.com; however, the information on, or that can be accessed through, our home page is not part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports are available free of charge on or through our internet home page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Products

Our primary products are cordless data capture devices incorporating barcode scanning or RFID/Near Field Communications (NFC) technologies that connect over Bluetooth. All products work with applications running on smartphones, mobile computers and tablets using operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®). We offer an easy-to-use software developer kit (Capture-SDK) to application providers, which enables them to provide their consumers our advanced barcode scanning features. Our products are integrated by the application providers and are marketed by the application providers or their resellers. The number of application providers supporting our data capture solutions continues to grow.

Companion SocketScan family. Our Companion SocketScan family consists of the ergonomic and independent S700 series, including 1D Linear Imaging (S700), 1D Laser (S730), 1D/2D Universal Barcode (S740) and 1D/2D/MRZ Ultimate Barcode Scanner(S760), available in multiple vivid colors: blue, green, red, white, yellow and black.

Companion DuraScan Family. Our DuraScan® 700 Series 1D Linear Imaging (D700), 1D Laser (D730), 1D/2D Universal Barcode(D740, D745, D750, D755), and 1D/2D/MRZ Ultimate Barcode Scanner (D760), are designed to be durable barcode scanners with IP54-rated outer casing to withstand tougher environments. Universal Barcode Scanners (D740, D750, D760) read all common 1D, stacked, 2D and postal codes. D740 is priced competitively with a 1D barcode scanner, making D740 the affordable 2D option available in the market. D760 includes MRZ (machine-readable zone) support, making it capable of scanning passports, visas and other travel documents. D745 and D755 are medical-grade, universal scanners.

Attachable Family. Our attachable scanners include DuraSled and SocketScan 800 Series scanners. DuraSled is a barcode scanning sled designed for durability. It combines a phone with a scanner to create a one-handed solution. DuraSled protects phones from impact damage and provides a robust charging solution for all environments. It is easy-to-use and ideal for delivery services, stock counting, ticketing and other application-driven, mobile solutions.  The DuraSled series is compatible with iPod, iPhone, and Samsung..

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

Contactless RFID/NFC reader writer.  Our contactless product line includes D600 and S550. The D600, an ergonomically handheld model with IP54-rated outer casing, can read and write many different types of electronic SmartTags or transfer data with near field communication. The S550, a contactless membership card reader/writer, is designed to facilitate tap-and-go smart card and NFC applications. Both combines the latest 13.56 MHz contactless technology with Bluetooth LE connectivity

Software Developer Kit (Capture-SDK). Our Software Developer Kit (Capture-SDK) supports all our data capture devices with a single integration, making it easier for a developer to integrate our data capture capabilities into their application. With the installation of our data capture software, the application providers’ consumer can choose any of our products that work best for them. Our Capture-SDK enables the application provider to modify captured data, control the placement of the barcoded or RFID data in their application, and control the feedback to the user that the transaction and transmission was successfully completed. Our Capture-SDK also supports the built-in camera in a customer’s smartphone or tablet to be used for occasional or lower volume data collection requirements. The Capture-SDK uses tools integrated with software building environments such as CocoaPods, Maven and NuGet, adds support for high level frameworks such as Flutter, Xamarin, JavaScript and Java, and adds other features to make it easier for application providers to integrate our data capture software into their applications.

We design our own products and are responsible for all associated test equipment. We subcontract the manufacturing of all our product components to independent third-party contract manufacturers located in the United States, Mexico, Taiwan, Singapore, Malaysia and China that have the equipment, know-how and capacity to manufacture products to our specifications. We perform final product assembly, test and packaging at, and distribute our products from, our Newark, California facility. We offer our products worldwide through two-tier distribution enabling customers to purchase from large numbers of on-line resellers around the world including application providers who resell their own solutions along with our data capture products.

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

Our vision is to manage the complexity of capturing and delivering data across a spectrum of data sources, network technologies and mobile systems so that our customers can concentrate on applications of the data. Our customers are application providers and their consumers in need of data capture solutions.

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

Marketing Dynamics

Application provider relationships. We actively support application providers to integrate our data capture solutions into their applications. We provide an easy-to-use software developer kit (Capture-SDK) and training and technical support to our application providers. We support the marketing activities of our application providers in promoting the applications that include our products. Once our data capture products are integrated by the application provider, our products become an ingredient of the application solution and part of the application provider’s marketing program. We provide regular Capture-SDK updates including updates that support the latest operating system updates provided by Apple, Google and Microsoft. We spend extensive engineering time and resources to ensure that our cordless data capture products are compatible with a wide variety of the most popular smartphones, tablets and mobile computers running a variety of operating systems. We comply with the standards set by the standard-setting bodies whose technologies are used in our products such as Bluetooth SIG, NFC Forum, GS1, and AIM Global.

Mobile Markets. Our revenues are primarily driven by sales of barcode scanners integrated into mPOS (moble Point of Sale) applications used with Apple tablets and other mobile devices. Many mPOS application providers develop software for smaller retailers, an underserved market, using tablets as cash registers. Other mobile markets addressed by application providers include commercial services (field workers), asset tracking, manufacturing process and quality control, transportation and logistics (goods tracking and movement), event management (ticketing, entry, access control, and identification), medical and education. We expect these markets to increase the use of mobile applications and the demand for barcode scanners.

Expanded and improved product offerings. We offer a wide range of products that enable application providers and their consumers to design their mobile systems to meet their specific requirements, and we encourage our distributors to support the full range of our products. The goal is for customers to view Socket Mobile as a primary source for their mobile data capture needs. Our products include stand-alone barcode scanners in both durable and standard cases, attachable barcode scanners and RFID/NFC reader/writer. We provide a software developer kit to application providers to enable our advanced data capture software to be easily integrated into applications. See “Item 1 Business. The Company and its Products” for a more detailed description of our products.

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

Strong Brand Name. We believe that our products make a difference in the daily work life of mobile workers and the people they serve. We are building a brand image focused on business mobility. This image closely associates us with business mobility solutions and to reflect this image, we began doing business as Socket Mobile, Inc. in January 2007 and changed our legal name to Socket Mobile, Inc. in April 2008. We stress with customers the design of our products for the markets they serve, emphasizing quality and standards-based connectivity. Mobility requires products that are compact and designed to be handled while mobile, with low power consumption to extend time between charges, and easy to use. We strive to offer high performance products in a wide range of competitive prices. Through our developer support program, we work closely with application providers who are developing productivity enhancing applications for the mobile workforce. Our overall company brand identity and positioning goal is to be a leading provider of easy-to-deploy business mobility data capture systems to the business mobility market.

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

Cordless Barcode Scanning. We offer a full range of handheld cordless barcode scanners connecting to smartphones, tablets and other computing devices over Bluetooth. Our Software Developer Kit (Capture-SDK) enables application providers to integrate the features of our Data Capture software into their applications and helps differentiate our products. Our Cordless Barcode Scanners face competition from similar products from Koamtec, Code Corporation and Opticon (Japan). Barcodes may also be scanned using the built-in camera in smartphones or tablets with applications from Scandit or Manatee Works. However, scanning using the built-in camera is typically slower and harder to aim than a dedicated device. Users may choose a barcode scanner that connects directly to an Apple tablet, iPhone or computer such as offered by Infinite Peripherals and Honeywell. Users also may choose more rugged barcode scanners as an alternative, some of which are integrated into computing devices from manufacturers such as Datalogic, Honeywell®, and Zebra Technologies. Many of these devices are not Apple certified. Many connect to Apple devices over Bluetooth in keyboard emulation mode and do not offer extensive tools for application providers such as our software developer kit (Capture-SDK) to integrate features of our sophisticated data collection scanning software and hardware needed to meet the consumers’ requirement.

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

Proprietary Technology and Intellectual Property

We have been granted 56 U.S. patents and 13 design patents and have other patent applications under review. We have registered trademarks with the U.S. Patent and Trademark Office for the mark “Socket”, our logo, DuraScan, and SocketScan.

We have developed technological building blocks that enhance our ability to design new hardware and software products, to offer products which run on multiple software and hardware platforms, and to manufacture and package products efficiently.

We own and control the design of our barcode scanners, enabling us to modify its features or software to meet specific customer requirements.

We have developed software programs that provide unique functions and features for our data collection products. For example, our data collection software enables our barcode scanning products to scan a variety of barcodes and to route the data to many different types of data files on operating systems used in Apple, Android and Windows mobile devices. We use Bluetooth technology to provide a completely functional Bluetooth solution enabling connections and data transfers between Bluetooth-enabled devices. Our companion applications assist Apple iOS, Android, and Windows users with the proper setup and use of our data capture products.

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

Personnel

Our future success will depend in significant part upon the continued service of certain of our key technical and senior management personnel, and our continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Our total employee headcount was 53 and 48 as of December 31, 2021 and 2020, respectively. Our employees are not represented by a union, and we consider our employee relationships to be good. As of December 31, 2021, we had 14 persons in sales, marketing and customer service, 15 persons in development engineering, 7 persons in finance and administration, and 17 persons in operations.

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

Despite our efforts to manage and remedy these impacts to the Company, there is considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures to try to contain the virus. The ultimate impact of the COVID-19 pandemic depends on factors beyond our knowledge or control. Additionally, other new variants of COVID-19 could emerge in the future. The potential impact of possible future variants cannot be predicted at this time, and we cannot predict with any certainty the degree to, or the time period over, which our liquidity, financial position, results of operations and cash flows will be affected by this pandemic.

A deterioration in global economic conditions may have adverse impacts on our business and financial condition in ways that we currently cannot predict and may limit our ability to raise additional funds.

If global economic conditions deteriorate, it may have a negative impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets worsen. The impact of such future developments on our business, including as a result of the COVID-19 pandemic and Russia’s military action against Ukraine, is highly uncertain and cannot be predicted. If the overall economy is negatively impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakening our ability to develop potential businesses and a decreased ability to raise additional capital when needed on acceptable terms, if at all.

We may not maintain ongoing profitability.

To maintain ongoing profitability, we must accomplish numerous objectives, including achieving continued growth in our business, providing ongoing support to application providers who support the use of our data capture solutions, and developing successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient revenue or control our expenses enough to maintain ongoing profitability. If we cannot maintain ongoing profitability, we will not be able to support our operations from positive cash flows, and we would be required to use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

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

If application providers are not successful in their efforts to develop, market and sell their applications into which our software and products are incorporated, we may not achieve our sales projections.

We are dependent upon application providers to integrate our scanning and software products into their applications designed for mobile workers using smartphones, tablets and mobile computers, and to successfully market and sell those application products and solutions into the marketplace. We focus on serving the needs of application providers as sales of our data capture products are application driven. However, these application providers may take considerable time to complete development of their applications, may experience delays in their development timelines, may develop competing applications, may be unsuccessful in marketing and selling their application products and solutions to customers, or may experience delays in customer deployments and implementations, which would adversely affect our ability to achieve our revenue projections.

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

Because we distribute and fulfill resellers’ orders for our products primarily through distributors, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build-up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity. During the twelve months ended September 30, 2021 and 2020, Ingram Micro® and BlueStar together represented approximately 54% and 55%, respectively, of our worldwide sales. We expect that a significant portion of our sales will continue to depend on sales to a limited number of distributors.

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

Standards for the form and functionality of our products are established by standards committees. These independent committees establish standards, which evolve and change over time, for different categories of our products. We must continue to identify and ensure compliance with evolving industry standards so that our products are interoperable and we remain competitive. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software application providers. Should any major changes, even if anticipated, occur, we would be required to invest significant time and resources to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we would miss opportunities to sell our products for use with new hardware components from mobile computer manufacturers and OEMs, thus affecting our business.

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

We have been using stock options and restricted stocks as a key component of our employee compensation packages. We believe that stock options and restricted stocks provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options and restricted stocks adversely affects our net income and earnings per share, will continue to adversely affect future quarters, and will make profitability harder to achieve. In addition, we may decide in response to the effects of expensing stock options and restricted stock on our operating results to reduce the number of stock options or restricted stocks granted to employees or to grant to fewer employees. This could adversely affect our ability to retain existing employees or attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

Our operating results could be harmed by economic, political, regulatory and other risks associated with export sales.

Our operating results are subject to the risks inherent in export sales, including:

•	longer payment cycles;
•	unexpected changes in regulatory requirements, import and export restrictions and tariffs;
•	difficulties in managing foreign operations;
•	the burdens of complying with a variety of foreign laws;
•	greater difficulty or delay in accounts receivable collection;
•	potentially adverse tax consequences; and
•	political and economic instability (such as Russia’s military action against Ukraine)..

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

Our corporate headquarters is located in a seismically active region in Northern California. If major disasters such as earthquakes occur, or our information system or communications network breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, we may be affected by health epidemic or pandemics, such as the current COVID-19 pandemic, or geopolitical instability, such as Russia’s military action against Ukraine. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

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

As of March 25, 2022, we had 7,273,051 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of March 25, 2022, we had 1,353,923 shares of common stock subject to outstanding options under our stock option plans, and 288,393 shares of common stock were available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

Volatility in the trading price of our common stock could negatively impact the price of our common stock.

During the period from January 1, 2021 through March 25, 2022, our common stock price fluctuated between a high of $35.00 and a low of $0.76. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a 37,100 square-foot office facility in Newark, California under a lease expiring in June 2022. This facility houses our headquarters and manufacturing operations and is used by all segments of the Company.

In February 2022, the Company entered into an operating lease agreement for an approximately 35,913 square foot facility in Fremont, California where it will move its office and manufacturing operations. The lease agreement is for a base term of 87 months and a monthly rent obligation of $50,278.20, subject to annual increases of 3%. The lease commences on May 1, 2022 and the Company is provided with three months of free rent.

Item 3. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Company’s common stock is traded on the NASDAQ Marketplace under the symbol “SCKT.”

On March 25, 2022, the closing sales price for our common stock as reported on the NASDAQ Marketplace was $3.89. We had approximately 10,000 beneficial stockholders of record as of March 25, 2022. We have not paid dividends on our common stock, and we currently intend to retain future earnings for use in our business and do not anticipate paying dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Performance Graph

The performance graph shown below shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of Socket Mobile, Inc. under the Securities Act of 1933, as amended, or the Exchange Act. The performance graph below shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from December 31, 2016 through December 31, 2021 comparing the return on the Company's common stock with the Russell 2000 Index and the NASDAQ Computer & Data Processing Index. No dividends have been declared or paid on the common stock during such period. Historical stock price performance is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities.

None.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and the notes thereto in Item 8, “Financial Statements and Supplementary Data.”

	Years Ended December 31,
(Amounts in thousands, except per share)	2017	2018	2019	2020	2021
Income Statement Data:
Revenues	$21,286	$16,454	$19,253	$15,700	$23,199
Gross profit	$11,390	$8,456	$10,101	$8,335	$12,436
Operating expenses	$8,972	$9,042	$9,494	$12,686	$9,739
Net income (loss) before income taxes	$2,338	$(715)	$506	$(3,330)	$2,564
Income tax benefit (expense)	$(3,218)	$144	$(219)	$51	$1,903
Net income (loss)	$(880)	$(571)	$287	$(3,279)	$4,466
Net income (loss) per share:
Basic	$(0.14)	$(0.09)	$0.05	$(0.51)	$0.58
Diluted	$(0.14)	$(0.09)	$0.05	$(0.51)	$0.48
Weighted average shares outstanding:
Basic	6,293	6,095	5,984	6,036	6,991
Diluted	6,293	6,095	6,208	6,036	8,923

	At December 31,
	2017	2018	2019	2020	2021
Balance Sheet Data:
Cash and cash equivalents	$3,380	$1,085	$959	$2,122	$6,096
Total assets	$20,405	$19,148	$20,009	$15,609	$25,575

Bank line of credit	$—	$1,317	$1,413	$—	$—
Term loan	$—	$833	$333	$—	$625
Related party convertible notes payable	$—	$—	$—	$1,272	$1,201
Convertible notes payable	$—	$—	$—	$170	$144
Capital leases and deferred rent - long term portion	$271	$—	$—	$—	$—
Operating lease	$—	$1,511	$1,134	$741	$258

Total stockholders’ equity	$17,781	$12,956	$13,785	$11,173	$20,046

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

We financed our business in 2021 through available cash and cash flows from operating activities and financing activities. As of December 31, 2021, our cash balance was $6.1 million as compared to $2.1 million at December 31, 2020.

Generally, our net cash provided by operating activities is used to fund our day-to-day operating activities. Our largest source of operating cash flows is cash collections from our customers. Our primary short- and long-term liquidity requirements primarily arise from inventory purchases, employee-related expenditures, leasing of facilities, and general operating expenses, and interest and principal repayments related to our outstanding indebtedness. Net cash provided by operating activities was $2.1 million for 2021 compared to $0.8 million in 2020.

In 2021 and 2020, we used $0.7 million and $0.5 million, respectively, in investing activities related to expenditures on production tooling for new products and purchases of computer software and hardware. We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs.

Net cash provided by financing activities during 2021 was $2.5 million, compared to $895,000 during 2020. Financing activities in 2021 consisted primarily of $1.9 million in proceeds from the exercise of employee stock options and a net borrowing of $625,000 on the CalCap Loan (as defined in Note 3, Bank Financing Arrangements, of the Notes to Financial Statements included in this Annual Report on From 10-K). Financing activities in 2020 consisted of proceeds of a loan of $1.06 million under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and a loan of $150,000 from the U.S. Small Business Administration (“SBA”) under its Economic Injury Disaster (“EIDL”) assistance program, offset by an approximately $1.41 million net payment of borrowings under our bank lines of credit, an approximately $333,000 repayment on our term loan and a $150,000 repayment on the SBA loan. The subordinated convertible note financing added approximately $1.43 million to net cash in 2020.

We can also borrow under the existing $2.5 million revolving credit facility that matures on January 31, 2023. On December 31, 2021, the Company had no outstanding drawings against the revolving credit facility.

The primary factors that influence our liquidity include the amount and timing of our revenues, cash collections from our customers, cash payments to our suppliers, capital expenditures, acquisitions, and share repurchases. We believe that our existing balances of cash, and capital resources, inclusive of available borrowing capacity on the revolving credit facility and funds generated from operations, are sufficient to meet anticipated capital requirements, fund our operations and support our growth. Our cash requirements, however, are subject to change as business conditions change.

Critical Accounting Policies

Our significant accounting policies are described in Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our Annual Reports on Form 10-Kfor the years ended December 31, 2021 and 2020. The application of these policies requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on a combination of historical experience and reasonable judgment applied to other facts. Actual results may differ from these estimates, and such differences may be material to the financial statements. In addition, the use of different assumptions or judgments may result in different estimates. We believe our critical accounting policies that are subject to these estimates are: Revenue Recognition and Accounts Receivable Reserves, Inventory Valuation, Stock-Based Compensation, Income Taxes and Valuation of Goodwill.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States “”GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

Earnings (Loss) Per Share

The basic computation of earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings Per Share”.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

Revenue Recognition and Deferred Revenue

On January 1, 2017, we adopted ASC 606 “Revenue from Contracts with Customers” and implemented a new revenue recognition policy. Under the new policy, we recognize revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. As of December 31, 2021, the deferred revenue and deferred cost on shipments to distributors were approximately $407,000 and $159,000, respectively, compared to approximately $451,000 and $170,000, respectively, as of December 31, 2020.

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

Accounts Receivable Allowance

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

Income Taxes

The Company accounts for income taxes under the asset and liability method under ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, The Company determines deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Results of Operations for Years Ended December 31, 2021 and 2020

Revenues

Revenue for 2021 was $23.2 million, an increase of 48% compared to revenue of $15.7 million for 2020. Revenue of Companion SocketScan products represented 69% of our 2021 revenue and increased 58% compared to 2020. Our Companion DuraScan products, which are weatherproof and ruggedized and primarily targeted at commercial, industrial, warehousing and outdoor application and their associated customers, represented about 16% of 2021 revenue and increased 37% compared to 2020. We upgraded all our DuraScan products to support themed field-replaceable battery, increased the durability and added healthcare specific options. Our Attachable scanners, DuraSled and 800 Series, made up of approximately 7% of our 2021 revenue and increased approximately 4% compared to 2020. The increase in revenue was driven by strong application-driven demand, particularly in retail as the economy reopened.

Gross Margins

Annual gross margins on revenue increased slightly to 53.6% in 2021 from 53.1% in 2020. The improvement in margins compared to last year can be primarily attributed to higher revenues and the absorption of fixed manufacturing overhead. The improvement was partially offset by higher component costs and higher shipping costs.

Research and Development Expense

Research and development expenses in 2021 were approximately $4.0 million, an increase of 26% compared to expenses of approximately $3.1 million in 2020. The increases were primarily attributable to an increase in personnel expenses, (as we had realized a benefit in 2020 from our short-term cost reduction initiatives in this area), higher employee incentive-based compensation expense associated with improved financial performance, the inclusion of amortization and depreciation expenses of newly acquired intangible assets and equipment, and increased fees paid for contractors and consultants assisting with product development.

Research and development expenses as a percentage of revenue were 17% in 2021 and 20% in 2020. We believe that a continued commitment to Research and Development activities is essential to maintain or achieve a leadership position for our existing products, to provide innovative new product offerings, and to provide engineering support for key customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant Research and Development investments in the future. The investment percentage is impacted by revenue levels and investing cycles.

Sales and Marketing Expense

Sales and marketing expenses in 2021 were approximately $3.0 million, an increase of approximately 5% compared to $2.8 million in 2020. The increase in expense in 2021 was primarily due to increased fees paid for contractors and consultants assisting with website development and upgrades, the hiring of additional employee, and a reduction in the benefit realized from our short-term cost reduction initiatives of 2020, such benefit having not continued into 2021.

General and Administrative Expense

General and administrative expense in 2021 was $2.8 million, an increase of 22% compared to $2.3 million in 2020. The increase in expense during 2021 was due to higher employee incentive-based compensation expense associated with improved financial performance (as we had realized a benefit in 2020 from our short-term cost reduction initiatives in this area), higher professional fees associated with the filing of a shelf registration statement, higher proxy distribution costs resulting from a greatly increased number of beneficial owners of the Company’s stock and increased insurance costs.

Interest Expense, net of Interest Income

Interest expense and other, net of interest income and other, was approximately $199,000 in 2021 compared to approximately $97,000 in 2020. Interest expense in 2021 was primarily related to the subordinated convertible notes (see Note 4, Secured Subordinated Convertible Notes Payable, of the Notes to Financial Statements included in this Annual Report on Form 10-K for further information) and interest on bank term loan. Interest expense in 2020 was primarily related to interest on the bank term loan and credit line facilities, as well as secured subordinated convertible notes payable. Average total outstanding balance of bank term loan and credit lines during 2020 was $0.48 million. Additionally, interest expense in each of the comparable periods includes interest on equipment lease financing obligations.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable periods, reflecting low average rates of return.

Income Taxes

The Company's effective tax rate was negative 45.6% in 2021 compared to 0% in 2020. The 2021 effective tax rate included discrete income tax benefits of $9.2 million resulting from the disqualifying disposition of incentive stock options and $0.5 million relating to stock-based compensation. The 2020 effective tax rate included the goodwill impairment charge of $4.47 million and stock-based compensation of $0.51 million, partially offset by $1.06 million for PPP loan forgiveness, which arrived a Federal taxable income of $0.29 million. The State taxable income, however, was $1.3 million due to the expenses on which the PPP loan proceeds were spent on are non-deductible in California. No deferred tax expense or benefit was recorded in 2020. As of January 1, 2020, the Company recognized a net cumulative-effect adjustment of $2.6 million ($0.5 million tax effected) related to the recognition of previously unrecognized windfall tax benefits resulting from the adoption of ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”. The adjustment increased net deferred tax assets and reduced Accumulated Deficit by the same amount.

Our net operating loss carryforwards do not begin expiring until the end of 2023 if not used. The Company’s deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at $7.96 million and $6.06 million as of December 31, 2021 and 2020, respectively.

Quarterly Results of Operations

The following table sets forth summary quarterly statements of operations data for each of the quarters in 2020 and 2021. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in our opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended (unaudited)
(amounts in thousands, except per share amounts)	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021
Summary Quarterly Data:
Revenue	$4,221	$2,715	$4,109	$4,655	$4,813	$5,953	$6,319	$6,114
Cost of revenue	1,997	1,354	1,835	2,179	2,239	2,698	2,896	2,929
Gross profit	2,224	1,361	2,274	2,476	2,574	3,255	3,423	3,185
Operating expenses:
Research and development	881	859	681	719	931	972	1,014	1,047
Sales and marketing	768	722	658	700	660	734	788	820
General and administrative	666	590	486	529	741	735	667	630
Goodwill impairment charges	—	—	4,427	—	—	—	—	—
Total operating expenses	2,315	2,171	6,252	1,948	2,332	2,441	2,469	2,497
Extinguishment of debt income and other income	—	50	—	1,049	10	—	—	55
Interest income (expense) and other, net	1	(8)	(24)	(46)	(49)	(51)	(50)	(49)
Income tax (expense) benefit	—	—	(1)	52	—	1,864	(260)	299
Net income (loss)	$(90)	$(768)	$(4,003)	$1,583	$203	$2,627	$644	$993
Basic net income (loss) per share	$(0.01)	$(0.13)	$(0.62)	$0.24	$0.03	$0.34	$0.08	$0.13
Fully diluted net income (loss) per share	$(0.01)	$(0.13)	$(0.62)	$0.22	$0.03	$0.27	$0.07	$0.11

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

Contractual Obligations

Our contractual obligations as of December 31, 2021 are outlined in the table shown below:

	Payments Due by Period
Contractual Obligations	Total	1 year	2 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$12,624,000	$11,911,000	$713,000	$—	$—
Operating leases	263,000	263,000	—	—	—
Total contractual obligations	$12,887,000	$12,174,000	$713,000	$—	$—

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Recent Accounting Pronouncements

See Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this Annual Report on Form 10-K for additional information regarding the status of recent accounting pronouncements.

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

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended December 31, 2021, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the fourth quarter 2021 of approximately $71,900 if left unprotected. For the fourth quarter of 2021, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $31,100. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

Item 8. Financial Statements and Supplementary Data

The supplementary information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Socket Mobile, Inc.:

Opinion on the Financial Statements We have audited the accompanying balance sheets of Socket Mobile, Inc. (“the Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Deferred Tax Asset Valuation Allowance Assessment

Critical Audit Matter Description

As described in note 9 to the consolidated financial statements, the Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized. The Company utilizes an undiscounted cash flow model to help determine the expected usage of the deferred tax asset and related need for a valuation allowance.

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

Draper, UT
March 30, 2022

SOCKET MOBILE, INC.
BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$6,095,886	$2,121,763
Accounts receivable, net	2,576,240	2,112,514
Inventories, net	5,154,524	3,195,842
Prepaid expenses and other current assets	395,161	335,386
Deferred cost on shipments to distributors	158,977	170,016
Total current assets	14,380,788	7,935,521

Property and equipment
Machinery and office equipment	2,436,897	2,286,268
Computer equipment	1,909,895	1,412,030
Property and equipment, gross	4,346,792	3,698,298
Accumulated depreciation	(3,277,979)	(2,850,635)
Property and equipment, net	1,068,813	847,663

Intangible assets, net	1,813,961	—
Other long-term assets	140,281	159,039
Deferred tax assets	7,960,419	6,057,690
Operating lease right-of-use asset	210,839	609,331
Total assets	$25,575,101	$15,609,244

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,169,055	$1,372,701
Accrued payroll and related expenses	692,994	375,511
Deferred revenue on shipments to distributors	407,235	450,591
Short term portion of deferred service revenue	17,128	25,522
Notes payable – current portion	500,000	—
Subordinated convertible notes payable, net of discount	143,514	169,619
Subordinated convertible notes payable, net of discount-related party	1,201,334	1,272,138
Operating lease – current portion	258,097	483,254
Total current liabilities	5,389,357	4,149,336

Long-term portion of note payable	125,000	—
Long term portion of operating lease	—	258,097
Long-term portion of deferred service revenue	14,281	28,794
Total liabilities	5,528,638	4,436,227

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares, Issued and outstanding – 7,183,874 shares at December 31, 2021 and 6,102,630 shares at December 31, 2020	7,184	6,103
Additional paid-in capital	66,139,630	61,733,522
Accumulated deficit	(46,100,351)	(50,566,608)
Total stockholders’ equity	20,046,463	11,173,017
Total liabilities and stockholders’ equity	$25,575,101	$15,609,244

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020

Revenues	$23,199,061	$15,700,036

Cost of revenues	10,762,617	7,365,135

Gross profit	12,436,444	8,334,901

Operating expenses:
Research and development	3,964,599	3,140,104
Sales and marketing	3,002,573	2,848,549
General and administrative	2,771,891	2,269,819
Goodwill impairment charges	—	4,427,000
Total operating expenses	9,739,063	12,685,472

Operating income (loss)	2,697,381	(4,350,571)

Interest expense, net	(198,935)	(97,488)
Other income	65,082	60,000
Extinguishment of debt	—	1,058,700

Net income (loss) before income taxes	2,563,528	(3,329,359)
Income tax benefit (expense)	1,902,729	50,578
Net income (loss)	$4,466,257	$(3,278,601)

Net income (loss) per share:
Basic	$0.58	$(0.51)
Fully diluted	$0.48	$(0.51)

Weighted average shares outstanding:
Basic	6,991,194	6,036,310
Fully diluted	8,923,487	6,036,310

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	6,017,674	$6,018	$61,066,971	$(47,288,007)	$13,784,982
Repurchase of common stock	(5,538)	(5)	(8,475)	—	(8,480)
Cancellation of restricted stock	(9,745)	(10)	10	—	—
Exercise of stock options	100,239	100	167,965	—	168,065
Stock-based compensation	—	—	507,051	—	507,051
Net loss	—	—	—	(3,278,601)	(3,278,601)
Balance at December 31, 2020	6,102,630	6,103	61,733,522	(50,566,608)	11,173,017
Vesting of restricted stock	40,125	40	(40)	—	—
Repurchase of common stock	(758)	(1)	(2,396)	—	(2,937)
Cancellation of restricted stock	(14,128)	(15)	15	—	—
Conversion of convertible note	89,040	89	129,911	—	130,000
Issuance of common stock for intangible assets	184,332	184	1,686,956	—	1,687,140
Exercise of stock options	782,633	782	1,898,779	—	1,899,561
Stock-based compensation	—	—	693,425	—	693,425
Net income	—	—	—	4,466,257	4,466,257
Balance at December 31, 2021	7,183,874	$7,184	$66,139,630	$(46,100,351)	$20,046,463

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
Operating activities
Net income (loss)	$4,466,257	$(3,278,601)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	693,425	507,051
Depreciation and amortization	759,158	596,900
Deferred tax benefits	(1,902,729)	—
Forgiveness of PPP loan	—	(1,058,700)
Amortization of debt discount	33,091	11,030
Goodwill impairment charges	—	4,427,000
Changes in operating assets and liabilities:
Accounts receivable	(463,726)	724,492
Inventories	(1,958,682)	(16,934)
Prepaid expenses and other current assets	(59,774)	(23,259)
Other non-current assets	(24,813)	—
Accounts payable and accrued expenses	424,566	(712,147)
Accrued payroll and related expenses	317,483	(190,839)
Net deferred revenue on shipments to distributors	(32,317)	(96,631)
Deferred service revenue	(22,907)	(19,295)
Net change in operating lease	(84,762)	(65,622)
Net cash provided by operating activities	2,144,270	804,445
Investing activities
Purchase of equipment	(691,771)	(536,481)
Net cash used in investing activities	(691,771)	(536,481)
Financing activities
Payments on operating leases	—	(8,291)
Common stock repurchase and related expenses	(2,937)	(8,480)
Proceeds from borrowings under bank line of credit agreement	—	5,630,000
Repayments of borrowings under bank line of credit agreement	—	(7,042,449)
Repayments of bank term loan	—	(333,333)
Proceeds from note payable	1,000,000	1,208,700
Repayments of note payable	(375,000)	(150,000)
Proceeds from subordinated convertible notes payable, net of discount	—	168,321
Proceeds from subordinated convertible notes payable, net of discount-related party	—	1,262,406
Stock options exercised	1,899,561	168,065
Net cash provided by financing activities	2,521,624	894,939
Net increase (decrease) in cash and cash equivalents	3,974,123	1,162,903
Cash and cash equivalents at beginning of year	2,121,763	958,860
Cash and cash equivalents at end of year	$6,095,886	$2,121,763
Supplemental cash flow information
Cash paid for interest	$176,091	$94,417
Cash paid for income taxes	$6,289	$4,918
Non-cash investing and financing activities
Conversion of note payable	$130,000	—
Acquisition of intangible assets	$1,909,433	—

See accompanying notes.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — Organization and Summary of Significant Accounting Policies

Organization and Business

Socket Mobile, Inc. (the “Company”) is a leading manufacturer of data capture products for mobile applications used in Retail, Commercial Services, Industrial & Manufacturing, Transportation & Logistics, and Health Care. The Company produces a family of data capture products that connect over Bluetooth and work with applications running on smartphones, tablets and mobile computers using operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®). The Company focuses on serving the needs of software application providers as our sales are primarily driven by the deployment of barcode and RFID/NFC enabled mobile applications.

The Company designs its own products and subcontracts the manufacturing of product components to independent third-party contract manufacturers who are in the U.S., Mexico, Singapore, China, Malaysia and Taiwan and who have the equipment, know-how and capacity to manufacture products to the Company’s specifications. Final products are assembled, tested, packaged, and distributed at and from its Newark, California facility. The Company offers its products worldwide through two-tier distribution enabling customers to purchase from a large number of on-line resellers around the world including some application providers. The geographic regions served by the Company include the Americas, Europe, Asia Pacific and Africa.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. As of December 31, 2021 and 2020, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance on deposit in these accounts may, at times, exceed the federally insured limits. The Company has never experienced any losses in such accounts.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Foreign Currency

The functional currency for the Company is the U.S. dollar. However, the Company requires European distributors to purchase products in Euros and British pounds and pays the expenses of European employees in Euros and British pounds. The Company hedges a significant portion of the European receivables balance denominated in Euros to reduce the foreign currency risk associates with these assets. In 2021, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $31,100 compared to a net gain of $10,700 in 2020.

Accounts Receivable Allowances

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers. Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible. The following describes activity in the allowance for doubtful accounts for the years ended December 31, 2021 and 2020:

Year	Balance at Beginning of Year	Charged to Costs and Expenses	Amounts Written Off	Balance at End of Year

2021	$40,651	$—	$—	$40,651
2020	$40,651	$—	$—	$40,651

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Inventories

Inventories consist principally of raw materials and sub-assemblies stated at the lower of standard cost, which approximates actual costs (first-in, first-out method), or market. Market is defined as replacement cost, but not in excess of estimated net realizable value or less than estimated net realizable value less a normal margin. At the end of each reporting period, the Company compares its inventory on hand to its forecasted requirements for the next nine-month period and reserves the cost of any inventory that is surplus, less any amounts that the Company believes it can recover from the disposal of goods or that the Company specifically believes will be saleable past a nine- month horizon. The Company’s sales forecasts are based upon historical trends, communications from customers, and marketing data regarding market trends and dynamics. Changes in the amounts recorded for surplus or obsolete inventory are included in cost of revenue. Inventories, net of write-downs, at December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Raw materials and sub-assemblies	$5,757,869	$3,642,377
Finished goods	277,598	281,104
Inventory reserves	(880,943)	(727,639)
Inventory, net	$5,154,524	$3,195,842

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Prepaid insurance	$94,923	$82,296
Product certification costs	61,557	75,592
Prepaid inventory purchases	131,635	93,859
Prepaid maintenance contracts and other prepaid expenses	107,046	83,639
Prepaid expenses and other current assets	$395,161	$335,386

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method, over the estimated useful lives of the assets ranging from one to five years. Assets under finance leases are amortized in a manner consistent with the Company’s normal depreciation policy for owned assets, or the remaining lease term as applicable. Depreciation expense in the years ended December 31, 2021 and 2020, was $620,115 and $553,328, respectively.

Goodwill

As of September 30, 2020, the Company experienced a triggering event due to a drop in its stock price, which had been negatively impacted by the economic downturn caused by COVID-19 pandemic and performed a quantitative analysis for potential impairment of its goodwill. The Company’s fair value measurement approach combines the income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to its present value, and market valuation technique. The income valuation technique uses estimates and assumptions including the projected future cash flows, discount rate reflecting the risk attributable to the Company, perpetual growth rate, and projected future economic and market conditions. Under the market approach, the principal assumption included an estimate for a control premium. As a result of the analysis, the Company determined the carrying value exceeded its fair value and recorded a non-cash goodwill impairment charge of $4,427,000 as of September 30, 2020. No impairment of goodwill was recorded in the year ended December 31, 2021.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks. To date, the Company has not experienced losses on the investments.

The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances as of December 31, 2021 and December 31, 2020 were as follows:

	December 31,
	2021	2020
Ingram Micro, Inc.	28%	34%
ScanSource, Inc.	24%	13%
BlueStar, Inc.	21%	29%
Bluestar Europe Distribution BV	— *	11%

 *Customer accounted for less than 10% of the Company accounts receivable balances

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. As of December 31, 2021, 20% of the Company’s accounts payable balances were concentrated with top two suppliers. For the years ended December 31, 2021 and 2020, top three suppliers accounted for 54% and 64%, respectively, of inventory purchases.

Revenue Recognition and Deferred Revenue

On January 1, 2017, the Company adopted ASC 606 “Revenue from Contracts with Customers” and implemented a new revenue recognition policy. Instead of deferring 100% of revenue and cost of revenue until products are sold by distributors, the new policy recognizes revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. On December 31, 2021, the deferred revenue and deferred cost on shipments to distributors were approximately $407,235 and $158,977 respectively, compared to approximately $450,591 and $170,016, respectively, as of December 31, 2020.

The Company also earns revenue from its SocketCare services program which provides for extended warranty and accidental breakage coverage for selected products. For the year ended December 31, 2021 and 2020, the SocketCare revenue was $26,000 and $35,000, respectively. Service purchased at the time of product purchase provides for coverage in three-year and five-year terms. The Company additionally offers comprehensive coverage and program term extensions. Revenues from the SocketCare services program are recognized ratably over the life of the extended warranty contract. The amount of unrecognized SocketCare service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short-term and long-term components. As of December 31, 2021 and 2020, the balances of unrecognized SocketCare service revenue were $31,409 and $54,316, respectively.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee is required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. The Company adopted ASU 2016-02 effective January 1, 2019. As of December 31, 2021,the balances of right-of-use assets and liabilities for the existing operating leases were approximately $210,839 and $258,097, respectively, compared to approximately $609,331, and $741,351, respectively, on December 31, 2020. In February 2022, the Company entered into a 87-month lease agreement in Fremont, CA. The new space is approximately 35,913 square feet and will serve as the location for the Company’s new Corporate Headquarters, including office space and manufacturing. The Company will account for this lease as an operating lease under ASC 842, “Leases.”.

Warranty

The Company’s products typically carry a one-year warranty. The Company reserves for estimated product warranty costs at the time revenue is recognized based upon the Company’s historical warranty experience, and additionally for any known product warranty issues. If actual costs differ from initial estimates, the Company records the difference in the period they are identified. Actual claims are charged against the warranty reserve. The following describes activity in the reserves for product warranty costs for the years ended December 31, 2021 and 2020:

Year	Balance at Beginning of Year	Additional Warranty Reserves	Amounts Charged to Reserves	Balance at End of Year

2021	$78,871	$13,910	$(13,910)	$78,871
2020	$78,871	$73,734	$(73,734)	$78,871

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include salaries and employee benefits, stock-based compensation expense, third party development costs including consultants and outside services, and allocations of overhead and occupancy costs.

Software Development Costs

Costs incurred to develop computer software to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at cost. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the straight-line method over the remaining estimated economic life (a period of three to five years) of the product. Amortization of capitalized software development costs is included in the cost of revenues line on the statements of operations.  If the future revenue of a product is less than anticipated, impairment of the related unamortized development costs could occur, which could impact the Company’s results of operations. Amortization expense on software development costs included in costs of revenues for 2021 and 2020 was $43,572 for both periods. The amount of unamortized capitalized software costs as of December 31, 2021 and 2020 was approximately $51,000 and $94,000, respectively.

Advertising Costs

Advertising costs are charged to sales and marketing as incurred. The Company incurred $13,627 and $19,863, in advertising costs during 2021 and 2020, respectively.

Income Taxes

We account for income taxes under the asset and liability method under ASC 740 which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Shipping and Handling Costs

Shipping and handling costs are included in the cost of revenues in the statement of operations.

Net Income (Loss) Per Share

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
	2021	2020
Numerator:
Net income (loss)	$4,466,257	$(3,278,601)
Net income (loss) allocated to restricted stock award	(380,547)	188,375
Adjusted net income (loss) for basic earnings per share	$4,085,710	$(3,090,223)
Convertible note interest	175,876	—
Adjusted net income (loss) before interest for diluted earnings per share	$4,261,586	$(2,571,114)

Denominator: Weighted average shares outstanding used in computing net income (loss) per share:
Basic	6,991,194	6,036,310
Fully diluted	8,923,487	6,036,310
Net income (loss) per share applicable to common stockholders:
Basic	$0.58	$(0.51)
Fully diluted	$0.48	$(0.51)

In 2021, the shares used in computing diluted net income per share do not include 691,125 dilutive stock options and shares of restricted stocks as the effect is anti-dilutive. In 2020, the shares used in computing diluted net loss per share do not include 2,437,006 dilutive stock options and shares of restricted stocks, nor 1,047,945 dilutive conversion shares as the effect is anti-dilutive given the Company’s loss.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Stock-Based Compensation Expense

The Company has incentive plans that reward employees with stock options and shares of restricted stocks. The amount of compensation cost for these stock-based awards is measured based on the fair value of the awards as of the date that the awards are issued. The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing performance.

The Company operates in the mobile barcode scanning and RFID reader/writer market. Mobile scanning typically consists of mobile devices such as smartphones or tablets, with mobile scanning peripherals for data collection, and third-party vertical applications software. The Company distributes its products in the United States and foreign countries primarily through distributors and resellers. The Company markets its products primarily through application providers whose applications are designed to work with Company’s products.

Revenues for the geographic areas for the years ended December 31, 2021 and 2020 are as follows:

	Years Ended December 31,
Revenues: (in thousands)	2021	2020
United States	$17,455	$12,137
Europe	3,493	2,209
Asia and rest of world	2,251	1,354
Total	$23,199	$15,700

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of total revenues for the years ended December 31, 2021 and 2020 were as follows:

	Years Ended December 31,
	2021	2020
Ingram Micro, Inc.	30%	31%
BlueStar, Inc.	23%	23%
ScanSource, Inc.	11%	— *
*	Customer accounted for less than 10% of the Company’s total revenues

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Recently Issued Financial Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC 740. The amendments also improve consistent application of and simplify GAAP for other areas of ASC 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective, or prospective basis. The Company adopted ASU 2019-12 as of January 1, 2021 and it did not have an impact on the Company's financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that all other recently issued accounting standards are not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

NOTE 2 — Acquisition of Intangible Assets

On February 26, 2021, the Company entered into the 2021 Technology Transfer Agreement with SpringCard SAS (“SpringCard”). SpringCard is a market leader at the forefront of innovative electronic design and development. Its contactless and wireless solutions support a wide range of customers, from large international corporations to locally focused companies.

Under the 2021 Technology Transfer Agreement, the Company acquired an irrevocable, perpetual, non-exclusive, transferable, worldwide, unlimited, unrestricted, royalty-free, fully paid-up right and license to SpringCard’s Contactless Technology Package for use in the Company’s Contactless Reader/Writer products, D600 and S550. SpringCard received 184,332 shares of the Company’s common stock, subject to a collar, and a 10-year warrant to purchase up to an aggregate of 50,000 shares of the Company’s common stock at the price of $10.85 per share in four equal lots of 12,500 shares each, with each lot exercisable on or after January 1st of 2022, 2023, 2024 and 2025, respectively, until the expiration date of the warrant. The common stock was issued on March 29, 2021. The fair value of intangible assets acquired is based on the closing stock price of $7.65 on March 29, 2021. On April 20, 2021, the Company agreed to pay SpringCard the sum of $192,293 to resolve all issues that have arisen due to clerical issues in the implementation of the 2021 Technology Transfer Agreement. The Company and SpringCard both agreed that, with this payment, the Company shall have no further financial obligation to SpringCard under the 2021 Technology Transfer Agreement.

The Condensed Balance Sheets include the intangible assets of the acquired technology at the carrying amount, net of amortization of $1,813,961 as of December 31, 2021.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

The SpringCard intangible assets will be amortized over their estimated useful lives of fifteen years on a straight-line basis, which commenced on April 1, 2021. The estimated future amortization of intangible assets is as follows:

Fiscal Year	Amount
2022	$127,296
2023	127,296
2024	127,296
2025	127,296
Thereafter	1,304,777
Total	$1,813,961

NOTE 3 — Bank Financing Arrangements

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

Eighth Financing Agreement

On August 28, 2020, the Company entered into the Eighth Business Financing Modification Agreement and Consent with the Bank. The Bank consented to the issuance of subordinated debt in an amount less than $2,000,000, at an annual interest rate of less than 10%, such debt maturing in no sooner than 3 years.

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

First Financing Agreement

On February 9, 2022, the Company entered into the First Business Financing Modification Agreement with the Bank. The Bank consented to the share repurchase program of up to $1.8 million. Future audit of accounts receivables will be performed once every twelve months. The Bank increased the credit limit for business credit cards to $250,000.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Amounts outstanding under the CalCap Loan as of December 31, 2021 are as follows:

December 30, 2021
Current portion of CalCap Loan	$500,000
Long-term portion of CalCap Loan	125,000
CalCap Loan	$625,000

Interest expense on the CalCap Loan for twelve months ended December 31, 2021 was $36,302. Accrued interest payable related to the amounts outstanding under the CalCap Loan as of December 31, 2021 was $1,858.

During the twelve months ended December 31, 2020, total repayment of the term loan, initiated in March 2018 (the “Term Loan”), was $333,333. The total amount borrowed under the domestic and international lines of credit was $5,630,000 and the total repayment was $7,042.449.

Interest expense on the Term Loan for the twelve months ended December 31, 2020 was $6,152. Interest expense on the amounts drawn under the Company’s bank credit lines during the twelve months ended December 31, 2020 was $20,461. There were no amounts borrowed at year end on the Company’s bank credit lines as of December 31, 2021 and December 31, 2020.

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

Total issuance costs associated with the financing is $96,515, and the costs are presented in the balance sheet as a direct deduction from the notes payable balance of $1,530,000 as a contra-liability. The issuance costs are amortized over three years, the term of the notes payable, and the amortization expense is reported as interest expense. The amortization of debt discount was $33,091 and $11,030 for the year ended December 31, 2021 and 2020, respectively. The remaining debt discount of $55,152 will be amortized through August 30, 2023.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Total interest expenses recognized related to the convertible note were $174,842 and $62,172 for the years ended December 31, 2021 and 2020, respectively.

During the year ended December 31, 2021, two noteholders elected to convert note principal of $130,000 into shares of the Company’s common stock, $0.001 par value per shares, at the conversion price.

NOTE 5 — Commitments and Contingencies

Operating Lease Obligations

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. The lease agreement expires on June 30, 2022. In February 2022, the Company entered into a 87-month lease agreement in Fremont, CA. The new space is approximately 35,913 square feet and will serve as the location for the Company’s new Corporate Headquarters, including office space and manufacturing. The Company will account for this lease as an operating lease under ASC 842. In June 2020, the Company also signed a new two-year equipment operating lease agreement. The Company pays $1,519 in monthly installments from September of 2020 through June 2022.

The operating lease expense under existing agreement was allocated in cost of goods sold and operating costs based on department headcount and amounted to $428,873 and $418,909 for the twelve-month periods ended December 31, 2021 and 2020, respectively.

On December 31, 2021, the balances of right-of-use assets and liabilities for the existing operating leases were approximately $210,839 and $258,097, respectively, compared to approximately $609,331, and $741,351, respectively, on December 31, 2020.

Cash payments included in the measurement of our existing operating lease liabilities were $515,822 and $478,461 for the twelve-month periods ended December 30, 2021 and 2020, respectively.

Future minimum lease payments under the existing operating lease as of December 31, 2021 are shown below:

Annual minimum payments:	Amount
2022	262,789
Total minimum payments	262,789
Less: Imputed interest	(4,692)
Total operating lease liabilities	258,097
Less: Current portion of operating lease	(258,097)
Long-term portion of operating lease	$—

Purchase Commitments

On December 31, 2021, the Company’s non-cancelable purchase commitments for inventory to be used in the ordinary course of business during 2022 were approximately $11,911,000.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

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

The 2004 Plan provides for an annual increase in the number of shares authorized under the plan to be added on the first day of each fiscal year equal to the least amount of 400,000 shares, 4% of the outstanding shares on that date, or an amount as determined by the Board of Directors. On January 1, 2021 and 2020, a total of 244,105 and 240,707 additional shares, respectively, became available for grant from the 2004 Plan.

Stock-Based Compensation Information

The stock-based compensation expense included in the Company’s statements of income for the years ended December 31, 2021 and 2020, consisted of the following:

	Years Ended December 31,
Income Statement Classification	2021	2020
Cost of revenues	$96,254	$86,649
Research and development	218,559	137,537
Sales and marketing	166,266	121,802
General and administrative	212,346	161,063
Stock-based compensation expenses	$693,425	$507,051

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2021, the remaining unamortized stock-based compensation expense was $1,843,981 and is expected to be amortized over a weighted average period of 3.2 years.

Stock Options – Stock option awards have an exercise price equal to the closing price on the date of grant, expire in ten years from the date of grant and vest over a four-year period at 25% per year. The Company calculates the value of each stock option grant, estimated on the date of grant, using binomial lattice option pricing model. The weighted-average estimated fair value of stock options granted during 2021 and 2020 was $4.46 and $0.50, respectively, using the following weighted-average assumptions:

	Years Ended December 31,
	2021	2020
Risk-free interest rate (%)	1.64%	0.68%
Dividend yield	—	—
Volatility factor	102.26%	43.62%
Expected option life (years)	3.9	7.4

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

The table below presents the information related to stock option activity for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Total intrinsic value of stock options exercised	$9,985,639	$167,882
Cash received from stock option exercises	$1,899,561	$168,065

The following summarizes stock option activity under the 2004 Plan as of and for the years ended December 31, 2021 and 2020:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price Per Share	Remaining Contractual Term (in years)	Intrinsic Value
Balance as of December 31, 2019	2,392,786	$2.40
Granted	37,000	$1.08
Exercised	(100,239)	$1.68
Canceled	(334,741)	$2.84
Balance as of December 31, 2020	1,994,806	$2.42
Granted	182,000	$6.39
Exercised	(782,633)	$2.43
Canceled	(16,051)	$2.41
Balance as of December 31, 2021	1,378,122	$2.81	4.50	$2,174,052
Exercisable	1,027,508	$2.36	9.92	$1,824,936
Unvested	350,614	$4.16	9.83	$349,116

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Stock options outstanding as of December 31, 2021 are summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.95. - $1.25	226,438	2.67	$1.07	218,730	$1.07
$1.50 - $1.90	217,825	5.50	$1.84	169,826	$1.84
$2.00 - $2.32	359,196	6.50	$2.29	246,921	$2.28
$2.36 - $2.75	149,475	5.08	$2.61	145,725	$2.61
$2.92 - $2.93	116,824	6.25	$2.93	101,650	$2.93
$3.70 - $4.49	126,365	5.25	$4.08	126,365	$4.08
$5.00 - $8.58	182,000	9.92	$6.39	18,292	$6.47
$0.95 - $8.58	1,378,123	4.50	$2.81	1,027,509	$2.36

As of December 31, 2021, the remaining unamortized stock option compensation expense was $839,317 and is expected to be amortized over a weighted average period of 3.66 years.

Restricted stock – The Company issues restricted stocks to employees and consultants and holds shares of such stock in escrow until the shares vest on the schedule of 15% after year one, 20% after year two, 25% after year three and 40% after year four, subject to the employees and consultants being a continuing service provider on the vesting dates. If the service or employment is terminated, unvested shares revert to the Company. Shares are registered at grant, so share owners may vote at the annual stockholder meeting. Shares of restricted stocks are granted at zero cost basis. Compensation cost of the shares of restricted stocks issued by the Company is recognized on a straight-line basis over the 4-year vesting period.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

The following summarizes information related to restricted stock activity under the 2004 Plan for the years ended December 31, 2021 and 2020:

	Number of Restricted Stocks	Weighted Average Price Per Share
Unvested as of December 31, 2019	110,071	$1.94
Granted	392,680	$1.50
Vested	(17,306)	$1.94
Forfeited	(43,245)	$1.65
Unvested as of December 31, 2020	442,200	$1.58
Granted	312,112	$2.89
Vested	(59,659)	$1.65
Forfeited	(48,528)	$2.00
Unvested as December 31, 2021	646,125	$3.32

As of December 31, 2021, the remaining unamortized restricted stock compensation expense was $1,004,664 and is expected to be amortized over a weighted average period of 2.83 years.

NOTE 7 — Shares Reserved

Common stock reserved for future issuance was as follows:

	December 31,
	2021	2020
Stock option grants outstanding (see Note 6)	1,378,122	1,994,806
Secured subordinated convertible notes (see Note 4)	958,904	1,047,945
Stock warrants issued to SpringCard SAS (see Note 2)	50,000	—
2004 Equity Incentive Plan	208,681	393,351
	2,595,707	3,436,102

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

NOTE 9 — Income Taxes

The Company's entire pretax income / (loss) for the years ended December 31, 2021 and December 31, 2020 was from its U.S. domestic operations.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

The components of income taxes for the periods ended December 31, 2021 and 2020 are as follows:

	Years Ended December 31,
	2021	2020
Current:
Federal	$—	$(55,676)
State	—	4,918
Total Current	—	(50,758)
Deferred:
Federal	(1,354,991)	—
State	(547,738)	—
Total Deferred	(1,902,729)	—
Income tax (benefit) expense	$(1,902,729)	$—

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

	Years Ended December 31,
	2021	2020
Income at US statutory rate	21.0%	21.0%
State taxes, net of federal benefit	-11.2%	-1.9%
Goodwill impairment	0.0%	-27.9%
PPP loan forgiveness	0.0%	6.7%
Valuation allowance	0.7%	2.4%
Stock compensation	-50.2%	-1.8%
NOL true up	-1.2%	0.0%
Tax credits	-2.5%	1.0%
Other	-2.2%	-0.5%
Provision for taxes	45.6%	0%

The principal components of deferred tax assets and (liabilities) are as follows for the period ended:

	December 31,
Deferred tax assets:	2021	2020
Net operating loss carryforwards	$6,390,000	$4,330,000
Tax credits	1,032,000	948,000
Amortization	—	37,000
Accruals & reserves	786,000	560,000
Lease liabilities	70,000	200,000
Depreciation	167,000	140,000
Share-based compensation	154,000	—
Total deferred tax assets	8,599,000	6,215,000
Valuation allowance	(577,000)	(545,000)
Net deferred tax assets	8,022,000	5,670,000
Deferred tax liabilities:
Amortization	3,000	—
ROU assets	59,000	163,000
Net deferred tax asset (liability)	$7,960,000	$5,507,000

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2021, the Company had U.S. federal net operating loss carryforwards of $25.2 million which includes $19.8 million that expire at various dates from 2023 through 2033, and $5.4 million that have an unlimited carryforward period. As of December 31, 2021, the Company had state net operating loss carryforwards of $15.7 million that will expire at various dates from 2029 through 2041.

As of December 31, 2021, the Company had U.S. federal research and development credit carryforwards of $1.2 million that begin to expire at various dates through 2041. As of December 31, 2021, the Company had state research and development credit carryforwards of $1.2 million that have an unlimited carryforward period.

As of December 31, 2021, the Company is in a net deferred tax asset position before valuation allowance. The deferred tax assets consist principally of net operating loss carryforwards. The future realization of the tax benefits from existing temporary differences and tax attributes ultimately depends on the existence of sufficient taxable income. In assessing the realization of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company also considers past operating results, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2021, after consideration of all available evidence, both positive and negative, the Company continues to maintain a full valuation allowance against the Company’s deferred tax assets related to U.S. federal R&D tax credits because they are more likely than not to expire unused. The net change in the total valuation allowance for the years ended December 31, 2021 and 2020 was an increase of less than $0.1 million and a decrease of less than $0.1 million, respectively.

The future realization of the Company's net operating loss carryforwards and other tax attributes may also be limited by the change in ownership rules under the U.S. Internal Revenue Code Section 382 (“Section 382”). Under Section 382, if a corporation undergoes an ownership change (as defined in Section 382), the corporation’s ability to utilize its net operating loss carryforwards and other tax attributes to offset income may be limited. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes.

The following table summarizes the activity related to the Company's unrecognized tax benefits:

Amount
Balance as of January 1, 2020	$1,019,000
Increases (decreases) for current year tax provisions	77,000
Increases (decreases) for prior year tax provisions	(32,000)
Decreases for expiration of statute of limitations	—
Settlements	—
Balance as of December 31, 2020	1,064,000
Increases (decreases) for current year tax provisions	115,000
Increases (decreases) for prior year tax provisions	(26,000)
Decreases for expiration of statute of limitations	—
Settlements	—
Balance as of December 31, 2021	$1,153,000

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

The Company files income tax returns in the U.S. federal jurisdiction and in California, and is therefore subject to tax examination by two taxing authorities. The Company is not currently under examination and is not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period. As of December 31, 2021, the tax years from 2018 to present remain open to examination by relevant taxing jurisdictions to which the Company is subject. However, to the extent the Company utilizes net operating losses from years prior to 2018, the statute remains open to the extent of the net operating losses or other credits that are utilized.

The calculation and assessment of the Company's tax exposures generally involve the uncertainties in the application of complex tax laws and regulations for federal and state jurisdictions. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation, on the basis of the technical merits. As of December 31, 2021 and 2020, the Company had 1,153,000 and $1,064,000, respectively, of unrecognized tax benefits. Of the $1.2 million as of December 31, 2021, $1.2 million if recognized would affect the effective tax rate. In addition, the Company believes it is reasonably possible that its unrecognized tax benefits will not change significantly within the next twelve months. As of December 31, 2021 and 2020, the Company has not accrued any interest and penalties related to uncertain tax positions. The Company has elected to recognize accrued interest and penalties, if any, related to uncertain tax positions in tax expense in its financial statements.

NOTE 10 — Subsequent Events

In January 2022, the Company’s Board of Directors authorized a share repurchase program of up to $1.8 million. The Company has entered into a share repurchase arrangement with a financial institution during the trading window.

In February 2022, the Company entered into an operating lease agreement for an approximately 35,913 square foot facility in Fremont, California where it will move its office and manufacturing operations. The lease agreement is for a base term of 87 months and a monthly rent obligation of $50,278.20, subject to annual increases of 3%. The lease commences on May 1, 2022 and the Company is provided with three months of free rent.

On February 1, 2022, 233,800 shares of restricted stocks at a price of $3.77 per share have been granted from the 2004 Equity Incentive Plan subsequent to December 31, 2021. The shares include annual refresher grants to all continuing employees with a weighting reflecting the level of responsibility and performance of the employee and initial grants to three newly hired employees.

As of March 25, 2022, the Company has issued 24,200 shares of common stock for the exercise of stock options.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework issued in 2013. This assessment included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this assessment.

Based on our assessment using those criteria, we believe that, as of December 31, 2021, our internal control over financial reporting is effective.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 15, 2022.

Item 11. Executive Compensation

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 15, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 15, 2022.

The following table provides information as of December 31, 2021 about our common stock that may be issued under the Company’s existing equity compensation plans. For additional information about the stock-based compensation plans see Note 6, Stock-Based Compensation Plan, of the Notes to Financial Statements included in this Annual Report on Form 10-K .

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders (1)	1,378,122	$ 2.81	208,681

(1)	Consists of the 2004 Equity Incentive Plan. Pursuant to an affirmative vote by security holders in June 2004, an annual increase in the number of shares authorized under the 2004 Equity Incentive Plan is added on the first day of each fiscal year equal to the least of (a) 400,000 shares, (b) four percent of the total outstanding shares of the Company’s common stock on that date, or (c) a lesser amount as determined by the Board of Directors. As a result, a total of 287,355 shares became available for grant under the 2004 Equity Incentive Plan on January 1, 2022, in addition to those set forth in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 15, 2022.

Item 14. Principal Accounting Fees and Services

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 15, 2022.

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

SOCKET MOBILE, INC.
Registrant

Date: March 30, 2022	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevin J. Mills Kevin J. Mills	President and Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2022
/s/ Charlie Bass Charlie Bass	Chairman of the Board	March 30, 2022
/s/ Lynn Zhao Lynn Zhao	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 30, 2022
/s/ Bill Parnell Bill Parnell	Director	March 30, 2022
/s/ Brenton E. MacDonald. Brenton E. MacDonald	Director	March 30, 2022
/s/ David W. Dunlap David W. Dunlap	Director	March 30, 2022
/s/ Ivan Lazarev Ivan Lazarev	Director	March 30, 2022

Index to Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2	Certificate of Amendment to the Restated Certificate, as filed June 20, 2013

3.3 (2)	Bylaws, as amended February 17, 2008.

4.1 (3)	Form of Secured Subordinated Convertible Note issued August 31, 2020.

10.1 (4)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.

10.2 (5)*	2004 Equity Incentive Plan and forms of agreement thereunder.

10.3 (6)*	Form of Management Incentive Variable Compensation Plan between the Company and certain eligible participants.

10.4 (7)	Standard Industrial/Commercial Multi-Tenant Lease by and between Del Norte Farms, Inc. and the Company dated October 24, 2006 (assigned to Newark Eureka Industrial Capital, LLC September 17, 2007).

10.5 (8)	Second Amendment to Standard Industrial/Commercial Multi-Lessee Lease – Net dated August 3, 2010.

10.6 (9)	Third Amendment to Standard Industrial/Commercial Multi-Tenant Lease – Net dated December 28, 2012.

10.7 (10)	Warrants for the Purchase of Shares of Common Stock Issued November 19, 2010 to the Investor and the Placement Agent in connection with a private placement.

10.8 (11)	Loan and Security Agreement dated February 27, 2014 by and between the Company and Bridge Bank, National Association.

10.9 (12)	Form of Employment Agreement dated May 1, 2017 between the Company and the officers of the Company.

10.10 (13)	Business Financing Modification Agreement dated February 26, 2016 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.11 (14)	Business Financing Modification Agreement dated March 20, 2017 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.12 (15)	Business Financing Modification Agreement dated January 31, 2018 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.13 (16)	Tender Offer Statement to purchase up to 1,250,000 shares of common stock at a price not greater than $4.25 nor less than $3.75 per share.

10.14 (17)	Business Financing Modification Agreement dated June 4, 2018 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.15 (18)	Business Financing Modification Agreement dated January 8, 2020 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.16 (19)	Amended and Restated Business Financing Agreement dated January 29, 2021 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.17 (20)	2021 Technology Transfer Agreement, dated as of February 26, 2021, by and between the Company and SpringCard SAS.

11.1	Computation of Earnings per Share (see Statements of Operations in Item 8).

14.1 (21)	Code of Business Conduct and Ethics.

23.1	Consent of Sadler Gibb & Associates, LLC, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Document.

104	Cover Page Interactive Data File.

_________

* Executive compensation plan or arrangement.

(1)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on March 16, 2009

(2)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 20, 2008.

(3)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on September 1, 2020.

(4)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 8, 2012.

(5)	Incorporated by reference to Appendix C filed with the Company’s Form DEF 14A filed on April 29, 2004 and Item 4 on Form 8-K filed on June 5, 2013 reporting extension of the Plan to April 23, 2024.

(6)	Incorporated by reference to Appendix B filed with the Company’s Form DEF 14A filed on March 16, 2011.

(7)	Incorporated by reference to exhibits filed with the Company’s Form 10-Q filed on November 13, 2006.

(8)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on August 30, 2010.

(9)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on January 4, 2013.

(10)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on November 19, 2010.

(11)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 7, 2014.

(12)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on May 4, 2017.

(13)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 3, 2016.

(14)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 21, 2017.

(15)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 2, 2018.

(16)	Incorporated by reference to the Company’s Schedule TO filed on February 2, 2018.

(17)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on June 8, 2018.

(18)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on January 14, 2020.

(19)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 3, 2021.

(20)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 4, 2021.

(21)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on March 10, 2006.