Form 10-Q
period 2022-03-31
SOCKET MOBILE, INC.
filed 2022-05-16
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

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

The number of shares of Common Stock ($0.001 par value) outstanding as of May 9, 2022 was 7,200,451 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenues	$6,293,002	$4,812,979

Cost of revenues	3,165,340	2,238,936

Gross profit	3,127,662	2,574,043

Operating expenses:
Research and development	1,053,606	931,034
Sales and marketing	899,880	660,462
General and administrative	710,472	740,537
Total operating expenses	2,663,958	2,332,033

Operating income	463,704	242,010

Interest expense, net	(45,606)	(48,701)
Other income	—	10,082

Net income before income taxes	418,098	203,391
Income tax expense	76,165	489

Net income	$341,933	$202,902

Net income per share:

Basic	$0.04	$0.03
Diluted	$0.04	$0.03

Weighted average shares outstanding:

Basic	7,234,163	6,484,391
Diluted	7,724,357	7,305,988

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$5,423,086	$6,095,886
Accounts receivable, net	3,446,417	2,576,240
Inventories, net	5,213,573	5,154,524
Prepaid expenses and other current assets	488,606	395,161
Deferred cost on shipments to distributors	152,418	158,977
Total current assets	14,724,100	14,380,788

Property and equipment:
Machinery and office equipment	2,440,287	2,436,897
Computer equipment	1,996,488	1,909,895
Property, plant, and equipment, gross	4,436,775	4,346,792
Accumulated depreciation	(3,392,065)	(3,277,979)
Property and equipment, net	1,044,710	1,068,813

Intangible assets, net	1,782,137	1,813,961
Other long-term assets	351,637	140,281
Deferred tax assets	7,884,254	7,960,419
Operating lease right-of-use asset	106,417	210,839
Total assets	$25,893,255	$25,575,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,205,189	$2,169,055
Accrued payroll and related expenses	755,925	692,994
Deferred revenue on shipments to distributors	370,768	407,235
Short term portion of deferred service revenue	21,390	17,128
Note Payable – current portion	500,000	500,000
Subordinated convertible notes payable, net of discount	144,487	143,514
Subordinated convertible notes payable, net of discount-related party	1,208,634	1,201,334
Operating lease – current portion	130,047	258,097
Total current liabilities	5,336,440	5,389,357

Long-term portion of deferred service revenue	20,656	14,281
Long-term portion of note payable	—	125,000
Total liabilities	5,357,096	5,528,638

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares, Issued and outstanding – 7,273,051 shares at March 31, 2022 and 7,183,874 shares at December 31, 2021	7,273	7,184
Additional paid-in capital	66,287,304	66,139,630
Accumulated deficit	(45,758,418)	(46,100,351)
Total stockholders’ equity	20,536,159	20,046,463
Total liabilities and stockholders’ equity	$25,893,255	$25,575,101

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	7,183,874	$7,184	$66,139,630	$(46,100,351)	$20,046,463
Vesting of restricted stocks	91,134	91	(91)	—	—
Restricted stock retired for tax withholding	(26,157)	(26)	(115,189)	—	(115,215)
Exercise of stock option	24,200	24	39,508	—	39,532
Stock-based compensation	—	—	223,446	—	223,446
Net income	—	—	—	341,933	341,933
Balance at March 31, 2022	7,273,051	$7,273	$66,287,304	$(45,758,418)	$20,536,159

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	6,102,630	$6,103	$61,733,522	$(51,117,364)	$10,622,261
Vesting of restricted stocks	38,775	39	(39)	—	—
Cancellation of restricted stock	(2,755)	(3)	3	—	—
Exercise of stock option	713,349	713	1,710,945	—	1,711,658
Issuance of common stock for intangible assets	184,332	184	1,686,956	—	1,687,140
Conversion of convertible note	89,040	89	129,911	—	130,000
Stock-based compensation	—	—	148,772	—	148,772
Net income	—	—	—	202,902	202,902
Balance at March 31, 2021	7,125,371	$7,125	$65,410,070	$(50,914,462)	$14,502,733

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$341,933	$202,902
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	223,446	148,772
Depreciation and amortization	201,739	164,017
Amortization of debt discount	8,273	8,273
Deferred tax benefits	76,165	—

Changes in operating assets and liabilities:
Accounts receivable	(870,177)	(294,799)
Inventories	(59,049)	(529,074)
Prepaid expenses and other current assets	(93,445)	(52,770)
Other assets	(222,249)	—
Accounts payable and accrued expenses	36,134	436,940
Accrued payroll and related expenses	(52,284)	167,238
Net deferred revenue on shipments to distributors	(29,908)	65,463
Deferred service revenue	10,637	(6,976)
Net change in operating lease	(23,628)	(18,750)
Net cash (used in) provided by operating activities	(452,413)	291,236

Investing activities
Purchases of equipment	(134,919)	(163,379)
Net cash used in investing activities	(134,919)	(163,379)

Financing activities
Proceeds from note payable	—	1,000,000
Repayments of note payable	(125,000)	—
Proceeds from stock options exercised	39,532	1,711,658
Net cash (used in) provided by financing activities	(85,468)	2,711,658
Net (decrease) increase in cash and cash equivalents	(672,800)	2,839,515

Cash and cash equivalents at beginning of period	6,095,886	2,121,763
Cash and cash equivalents at end of period	$5,423,086	$4,961,278

Supplemental disclosure of cash flow information
Cash paid for interest	$49,460	$39,327
Non-cash investing and financing activities
Conversion of note payable	—	$130,000
Acquisition of intangible assets	—	$1,909,433
Payroll tax liability for retired restricted stock	$115,215	—

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

NOTE 1 — Basis of Presentation

The accompanying unaudited condensed financial statements of Socket Mobile, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. On March 31, 2022, and December 31, 2021, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance on deposit in these accounts may, at times, exceed the federally insured limits. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

With the adoption of ASC 606 “Revenue from Contracts with Customers” in January 2017, the Company recognizes revenue on sales to distributors when shipping of product is completed and title transfers to distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. On March 31, 2022, the deferred revenue and deferred cost on shipments to distributors were $370,768 and $152,418, respectively, compared to $407,235 and $158,977, respectively, on December 31, 2021.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

The Company also earns revenue from its SocketCare extended warranty program, which provides extended warranty and accidental breakage coverage for selected products. For the quarters ended March 31, 2022 and 2021, SocketCare revenue was approximately $5,400 and $7,400, respectively. A SocketCare warranty purchased at the time of product purchase provides for coverage in either a three-year or a five-year term. The Company additionally offers comprehensive coverage and warranty term extensions. Revenues from SocketCare services are recognized ratably over the life of the extended warranty contract. The amount of unrecognized SocketCare service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short- and long-term components. On March 31, 2022, the balance of unrecognized SocketCare service revenue was approximately $42,000.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee is required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. The Company adopted ASU 2016-02 effective January 1, 2019. On March 31, 2022, the balances of right-of-use assets and liabilities for the operating lease were $106,417 and $130,047, respectively, compared to $210,839 and $258,097, respectively, on December 31, 2021.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

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

The Unaudited Condensed Balance Sheets include the intangible assets of the acquired technology at the carrying amount, net of amortization of $1,782,137 as of March 31, 2022.

The SpringCard intangible assets will be amortized over their estimated useful lives of fifteen years on a straight-line basis, which commenced on April 1, 2021. The estimated future amortization of intangible assets is as follows:

Fiscal Year	Amount
2022 (April 1, 2022 to December 31, 2022)	$95,472
2023	127,296
2024	127,296
2025	127,296
2026	127,296
Thereafter	1,177,481
Total	$1,782,137

NOTE 4 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories on March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021
Raw materials and sub-assemblies	$5,774,323	$5,757,869
Finished goods	320,193	277,598
Inventory reserves	(880,943)	(880,943)
Inventory, net	$5,213,573	$5,154,524

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

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

Amounts outstanding under the CalCap Loan as of March 31, 2022 are as follows:

March 31, 2022
Current portion of CalCap Loan	$500,000
Long-term portion of CalCap Loan	—
CalCap Loan	$500,000

Interest expense on the CalCap Loan for the three months ended March 31, 2022 and 2021 was $6,667 and $5,972, respectively. Accrued interest payable related to the amounts outstanding under the CalCap Loan at March 31, 2022 was $1,493.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

The funds raised are used to increase the Company’s working capital balances. The secured subordinated convertible notes (the “Notes”) have a three-year term that accrue interest at 10% per annum and mature on August 30, 2023. The interest on the Notes is payable quarterly in cash. The holder of each Note may require the Company to repay the principal amount of the Note plus accrued interest at any time after August 31, 2021. The principal amount of each note is convertible at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $1.46 per share, which was the market closing price of the common stock on August 28, 2020. The Notes did not contain a beneficial conversion feature because the conversion price is higher than the market closing price on the date of issuance of the Notes. The Notes are secured by the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Western Alliance Bank.

Total issuance costs associated with the financing are $96,515, and the costs are presented in the balance sheet as a direct deduction from the original notes payable balance of $1,530,000 as a contra-liability. The issuance costs are amortized over three years, the term of the Notes, and the amortization expense is reported as interest expense. The amortization of debt discount for three months ended March 31, 2022 was $8,273. The remaining debt discount of $46,879 will be amortized through August 31, 2023.

Total interest expense recognized related to the Notes for the three months ended March 31, 2022 and 2021 was $42,793.29 and $44,543.97, respectively.

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

Revenues by geographic areas for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
Revenues:	2022	2021
United States	$4,882,773	$3,563,055
Europe	697,971	777,580
Asia and rest of world	712,258	472,344
Total revenues	$6,293,002	$4,812,979

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Ingram Micro, Inc.	27%	25%
BlueStar, Inc.	20%	29%
ScanSource, Inc.	19%	*

*Customer accounted for less than 10% of the Company’s total revenue

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks and the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances on March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021
Ingram Micro Inc.	22%	28%
ScanSource, Inc.	33%	24%
BlueStar, Inc.	22%	21%

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or due to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. The Company’s inability to procure certain materials could have a material adverse effect on the Company’s results. For the three months ended March 31, 2022 and 2021, the top three suppliers accounted for 53% and 54%, respectively, of inventory purchases. As of March 31, 2022 and December 31, 2021, 27% and 20%, respectively, of the Company’s accounts payable balances were concentrated with top two suppliers.

NOTE 8 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of stock options and restricted stock, based on the fair value of the awards as of the date that the awards are issued. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. There were no stock options granted for the three months ended March 31, 2022 and 2021.

The shares of restricted stock are issued to employees and consultants and are held in escrow by the Company until the shares vest on the schedule of 15% after year one, 20% after year two, 25% after year three and 40% after year four, subject to the employees and consultants being a continuing service provider on each of the vesting dates. If the service or employment is terminated, unvested shares revert to the Company. Shares are registered at grant, so share owners may vote at the annual stockholder meeting. Shares of restricted stock are granted at zero cost basis. Compensation cost of the restricted stock is recognized on a straight-line basis over the 4-year vesting period. For the three months ended March 31, 2022 and 2021, the Company awarded 233,800 and 285,950 shares of restricted stock, respectively. As of March 31, 2022, there were 755,703 shares of restricted stock outstanding. Due to the existence of restrictions on sale or transfer until the shares vest, the Company does not count the shares of restricted stock as issued and outstanding shares until they vest. In Q1 2022, 109,222 shares of restricted stock were issued to employees through vesting. Market value of the vested shares is subject to tax withholding. To cover payroll taxes, 26,157 vested shares were retired, and market value of the retired shares, $115,215 was recorded as a tax liability and an adjustment to additional paid-in capital as of March 31, 2022.

Total stock-based compensation expense for the three months ended March 31, 2022 and 2021, was $223,446 and $148,772, respectively.

NOTE 9 — Net Income Per Share

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net income per share:

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$341,933	$202,902
Net income allocated to restricted stock award	31,752	17,365
Adjusted net income before interest for diluted earnings per share	$310,181	185,537

Denominator: Weighted average shares outstanding used in computing net income per share:
Basic	7,234,163	6,484,391
Effect of dilutive stock options	490,194	821,597
Diluted	7,724,357	7,305,988
Net income per share applicable to common stockholders:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03

In the three months ended March 31, 2022, the shares used in computing diluted net loss per share do not include 287,928 stock options, 50,000 warrants and 958,904 shares related to convertible notes payable as their effect would be anti-dilutive.

In the three months ended March 31, 2021, 50,000 warrants and 1,007,081 shares related to convertible notes payable were excluded in the calculation of diluted net loss per share because their effect would be anti-dilutive.

NOTE 10 — Income Taxes

In Q1 2022, the differences between the financial income and taxable income included excess tax benefits of $369,526 due to the differences between restricted stock expenses recognized throughout the compensation period and actual tax benefit calculated based on the fair value of the award when restricted stocks vested, and stock-based compensation of $223,446, which resulted in a taxable income of $272,018. The Company recorded an income tax expense of $76,165 in Q1 2022 compared to $489 in Q1 2021.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

NOTE 11 — Commitments and Contingencies

Operating Lease Obligations

The Company leases office space under a non-cancelable operating lease that provides the Company approximately 37,100 square feet in Newark, California. The lease agreement expires on June 30, 2022. In February 2022, the Company entered into an 87-month lease agreement in Fremont, CA effective May 1, 2022. The new space is approximately 35,913 square feet and will serve as the location for the Company’s new Corporate Headquarters, including office space and manufacturing. The Company will account for this lease as an operating lease under ASC 842.

In June 2020, the Company also signed a two-year equipment operating lease agreement. The Company will pay $1,519 in monthly installments starting in September of 2020 through June 2022.

The operating lease expense under existing agreement was allocated in cost of goods sold and operating costs based on department headcount and amounted to $107,218 and $107,765 for the three-month periods ended March 31, 2022 and 2021, respectively.

On March 31, 2022, the balances of right-of-use assets and liabilities for the operating lease were approximately $0.11 million and $0.13 million, respectively, compared to approximately $0.21 million and $0.26 million, respectively, on December 31, 2021.

Cash payments included in the measurement of the Company’s operating lease liabilities were $132,010 and $126,516 for the three months ended March 31, 2022 and 2021, respectively.

Future minimum lease payments under the operating lease on March 31, 2022 are shown below:

Annual minimum payments:	Amount
2022 (through June 30, 2022)	131,395
Total minimum payments	131,395
Less: Present value factor	(1,348)
Total operating lease liabilities	130,047
Less: Current portion of operating lease	(130,047)
Long-term portion of operating lease	—

Purchase Commitments

As of March 31, 2022, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $13,137,000.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

NOTE 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred between April 1, 2022 through the date of this report, the date that the unaudited condensed financial statements were issued. Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

90,913 shares of common stock were repurchased from the market at the average price of $4.11.

The Company issued 17,500 shares of common stock upon the exercise of stock options.

90,000 shares of restricted stock were granted from the 2004 Equity Incentive Plan.

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

The Company and its Products

We are a leading provider of data capture and delivery solutions for enhanced productivity in workforce mobilization. Our products are incorporated into mobile applications used in point of sale (POS), commercial services (field workers), asset tracking, manufacturing process and quality control, transportation and logistics (goods tracking and movement), event management (ticketing, entry, access control, and identification), medical and education. Our primary products are cordless data capture devices incorporating barcode scanning or RFID/Near Field Communications (NFC) technologies that connect over Bluetooth. All products work with applications running on smartphones, mobile computers and tablets using operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®). We offer an easy-to-use software developer kit (CaptureSDK) to application providers, which enables them to provide their users with our advanced barcode scanning features. Our products are integrated in their application solutions and are marketed by the application providers or the resellers of their applications. The number of our registered application providers for data capture applications continues to grow.

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

Software Developer Kit (Capture SDK). Our Software Developer Kit (Capture SDK) supports all our data capture devices with a single integration, making it easier for application providers to integrate our data capture capabilities into their application. With the installation of our data capture software, the application providers’ customers can choose any of our products that work best for them. Our Capture SDK enables the application providers to modify captured data, control the placement of the barcoded or RFID data in their application, and control the feedback to the user that the transaction and transmission was successfully completed. Our Capture SDK also supports the built-in camera in a customer’s smartphone or tablet to be used for occasional or lower volume data collection requirements. The Capture SDK uses tools integrated with software building environments such as CocoaPods, Maven and NuGet, adds support for high level frameworks such as Xamarin, Cordova and Java, and adds other features to make it easier for developers to integrate our data capture software into their applications.

Index

SocketCam family. In Q1 2022, we announced our SocketCam product, C820, a software-based barcode scanner, which offers a free, flexible, quick, and reliable data capture solution to our application partners who can include the C820 in their applications to provide free scanning to their end-users. The SocketCam C820 is the first member of the SocketCam family and turns any mobile device into a high-performance barcode scanner. Application developers are challenged to service a wide range of customers with various data capture requirements, from the price-sensitive to the performance-sensitive, and even multiple data types. The addition of the C820 seamlessly enables these diverse requirements. End-users whose data capture requirements exceed the capabilities of the free camera-based scanners will have the choice of purchasing a Socket Scanner or using an advanced version of the camera-based scanner which is expected to be available in the second half of 2022.

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

Results of Operations

Revenues

Total revenues for the first quarter of 2022, was approximately $6.3 million, an increase of 31% compared to the revenue of approximately $4.8 million for the same quarter year ago. The increases in revenues were from both the run rate business through the distribution channel and the large customers, driven by the deployment of business applications, particularly in retail as the economy re-opens.

Index

Gross Margins

Our gross profit margins on sales decreased slightly to 49.7% for the first quarter of 2022 compared to 53.5% for the same period a year ago. The margin decrease in the first quarter of 2022 compared with the same period last year was primarily due to rising component costs and higher freight costs.

Research and Development Expense

Engineering expenses in the first quarter of 2022 were approximately $1,054,000, an increase of 13% compared to expense of approximately $931,000 in Q1 2021. The increases were mainly driven by hiring, as a continued commitment to research and development activities which are essential to provide innovative new product offerings, to provide engineering support for key customers, and to maintain our existing products. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant research and development investments as our revenue grows.

Sales and Marketing Expense

Sales and marketing expenses in the first quarter of 2022 were approximately $900,000, an increase of 36% compared to expense of approximately $660,000 in the same quarter a year ago. The increase in expense quarter over quarter was primarily due to the hiring of additional employees. We expect that sales and marketing expenses will stay at the similar level for the rest of the year.

General and Administrative Expense

General and administrative expense in the first quarter of 2022 was approximately $710,000, a decrease of 4% compared to expense of approximately $741,000 in the first quarter of 2021. The decrease was primarily due to lower employee incentive-based compensation expense associated with financial performance and a temporary lower headcount.

Interest Expense, Net of Interest Income

Interest expense and other, net of interest income and other, was approximately $46,000 in the first quarter of 2022 compared to $49,000 in the first quarter of 2021. Interest expense in the first quarter of 2022 was primarily related to interest on secured subordinated convertible notes payable (see “NOTE 6 — Secured Subordinated Convertible Notes Payable” for more information). There were no outstanding balances of our bank term loan and credit lines during the first three months of 2022. Interest expense in 2021 was primarily related to interest on secured subordinated convertible notes payable and on the CalCap Loan. Our credit lines had no outstanding balances during the three months ended March 31, 2022.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable first quarters, reflecting low average rates of return.

Income Taxes

We recorded income tax expense of $76,165 and $489 for the first quarter of 2022 and 2021, respectively. Our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at $7,884,254 on March 31, 2022.

Index

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

Liquidity and Capital Resources

As reflected in our Condensed Statements of Cash Flows, net cash used in operating activities was $452,413 in the first quarter 2022, compared to net cash provided by operating activities of $291,236 in the comparable period a year ago. We calculate net cash provided by (used in) operating activities by increasing our net income ($341,933 and $202,902 in the first quarter of 2022 and 2021, respectively) by those expenses that did not require the use of cash. These items consist of stock-based compensation expense, depreciation and amortization, amortization of debt discount, and deferred tax expenses and benefits. These amounts totaled $509,623 and $321,062 in the first quarters of 2022 and 2021, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

In the first quarter of 2022, changes in operating assets and liabilities resulted in a net use of cash of $1,303,969 and were primarily from increases in accounts receivables driven by higher shipment levels and from the security deposit for the lease of our new office building. In the first quarter of 2021, changes in operating assets and liabilities resulted in a net use of cash of $232,728 and were primarily from increased inventory level with which we cope with supply issues and component longer lead time, and increased accounts receivables. The uses of cash were partially offset by increases in accounts payable, driven primarily by increased inventory purchases.

In the first quarters of 2022 and 2021, we invested $134,919 and $163,379, respectively, in manufacturing tooling costs and computer software development costs.

Net cash used in financing activities for the three months ended March 31, 2022 was $85,468, compared to net cash provided by financing activities of $2,711,658 in the comparable period a year ago. Financing activities in 2022 consisted primarily of $125,000 repayment of our term loan, partially offset by the proceeds of employee stock options in the amount of $39,532. Financing activities in 2021 consisted primarily of $1,711,658 of proceeds of employee stock options exercised and of $1,000,000 borrowed on the CalCap loan.

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

Index

A complete description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission.

Contractual Obligations

Our contractual cash obligations on March 31, 2022 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$13,137,000	$12,456,000	$681,000	$—	$—
Operating lease	131,000	131,000	—	—	—
Total contractual obligations	$13,268,000	$12,587,000	$681,000	$—	$—

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

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

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets at the end of the quarter ended March 31, 2022, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the first quarter of 2022 of approximately $34,000 if left unprotected. For the first quarter of 2022, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was approximately $4,000. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
25

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

Because we distribute and fulfill resellers’ orders for our products primarily through distributors, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build-up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity. During the three months ended March 31, 2022 and 2021, Ingram Micro® and BlueStar together represented approximately 47% and 54%, respectively, of our worldwide sales. We expect that a significant portion of our sales will continue to depend on sales to a limited number of distributors.

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

We have been using stock options and restricted stocks as a key component of our employee compensation packages. We believe that stock options and restricted stocks provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options and restricted stocks adversely affects our net income and earnings per share, will continue to adversely affect future quarters, and will make profitability harder to achieve. In addition, we may decide in response to the effects of expensing stock option and restricted stock on our operating results to reduce the number of stock options or restricted stocks granted to employees or to grant to fewer employees. This could adversely affect our ability to retain existing employees or attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

Our operating results could be harmed by economic, political, regulatory and other risks associated with export sales.

Our operating results are subject to the risks inherent in export sales, including:

•	longer payment cycles;
•	unexpected changes in regulatory requirements, import and export restrictions and tariffs;
•	difficulties in managing foreign operations;
•	the burdens of complying with a variety of foreign laws;
•	greater difficulty or delay in accounts receivable collection;
•	potentially adverse tax consequences; and
•	political and economic instability (such as Russia’s military action against Ukraine).

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

Our corporate headquarters is located in a seismically active region in Northern California. If major disasters such as earthquakes occur, or our information system or communications network breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, we may be affected by health epidemic or pandemics, such as the current COVID-19 pandemic, , or geopolitical instability, such as Russia’s military action against Ukraine. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

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

As of May 9, 2022, we had 7,200,451 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of May 9 2022, we had 1,333,672 shares of common stock subject to outstanding options under our stock option plans, 844,503 shares of restricted stock outstanding, and 216,530 shares of common stock available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and restricted stock and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options and unvested restricted stock will be eligible for resale in the public market as soon as the options are exercised or the restricted stock vests, as applicable.

Volatility in the trading price of our common stock could negatively impact the price of our common stock.

During the period from January 1, 2021 through the date of the report, our common stock price fluctuated between a high of $35.00 and a low of $0.76. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: May 16, 2022	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 16, 2022	/s/ Lynn Zhao
Lynn Zhao
Vice President of Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index