Form 10-Q
period 2022-06-30
SOCKET MOBILE, INC.
filed 2022-08-15
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period ___________________ to _____________________.

Commission file number 1-13810

SOCKET MOBILE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3155066
(State of incorporation)	(IRS Employer Identification No.)

40675 Encyclopedia Circle, Fremont, CA 94538

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

The number of shares of Common Stock ($0.001 par value) outstanding as of August 9, 2022 was 7,137,867 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$6,045,982	$5,952,890	$12,338,984	$10,765,869

Cost of revenues	3,010,300	2,697,747	6,175,640	4,936,683

Gross profit	3,035,682	3,255,143	6,163,344	5,829,186

Operating expenses:
Research and development	1,121,116	972,292	2,174,722	1,903,326
Sales and marketing	964,434	734,026	1,864,314	1,394,488
General and administrative	760,848	734,490	1,471,320	1,475,027
Total operating expenses	2,846,398	2,440,808	5,510,356	4,772,841

Operating income	189,284	814,335	652,988	1,056,345

Interest expense, net	45,005	51,428	90,611	100,129
Other income	—	—	—	10,082

Net income before income taxes	144,279	762,907	562,377	966,298

Income tax benefit (expense)	(40,320)	1,864,200	(116,485)	1,863,711

Net income	$103,959	$2,627,107	$445,892	$2,830,009

Net income per share:

Basic	$0.01	$0.34	$0.06	$0.38
Diluted	$0.01	$0.27	$0.05	$0.31

Weighted average shares outstanding:

Basic	7,219,646	7,128,768	7,225,641	6,808,339
Diluted	7,643,315	8,907,352	7,687,980	8,593,630

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$5,588,152	$6,095,886
Accounts receivable, net	3,391,412	2,576,240
Inventories, net	5,887,520	5,154,524
Prepaid expenses and other current assets	755,052	395,161
Deferred cost on shipments to distributors	237,668	158,977
Total current assets	15,859,804	14,380,788

Property and equipment:
Machinery and office equipment	2,455,865	2,436,897
Computer equipment	2,406,071	1,909,895
Property, plant, and equipment, gross	4,861,936	4,346,792
Accumulated depreciation	(3,541,898)	(3,277,979)
Property and equipment, net	1,320,038	1,068,813

Intangible assets, net	1,779,361	1,864,794
Other long-term assets	311,696	89,448
Deferred tax assets	7,843,934	7,960,419
Operating lease right-of-use asset	3,776,281	210,839
Total assets	$30,891,114	$25,575,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,306,390	$2,169,055
Accrued payroll and related expenses	803,614	692,994
Deferred revenue on shipments to distributors	568,082	407,235
Short term portion of deferred service revenue	20,490	17,128
Note Payable – current portion	375,000	500,000
Subordinated convertible notes payable, net of discount	145,461	143,514
Subordinated convertible notes payable, net of discount-related party	1,215,933	1,201,334
Operating lease – current portion	369,071	258,097
Total current liabilities	6,804,041	5,389,357

Long-term portion of deferred service revenue	17,088	14,281
Operating lease - long-term portion	3,514,284	—
Long-term portion of note payable	—	125,000
Total liabilities	10,335,413	5,528,638

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: authorized 20,000,000 shares, 7,293,254 issued and 7,202,341 outstanding at June 30, 2022, and 7,183,874 issued and outstanding at December 31, 2021	7,202	7,184
Additional paid-in capital	66,580,908	66,139,630
Treasury stock	377,950	—
Accumulated deficit	(45,654,459)	(46,100,351)
Total stockholders’ equity	20,555,701	20,046,463
Total liabilities and stockholders’ equity	$30,891,114	$25,575,101

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2021	7,183,874	$7,184	$66,139,630	—	$—	$(46,100,351)	$20,046,463
Vesting of restricted stocks	91,134	91	(91)	—	—	—	—
Restricted stock retired for tax withholding	(26,157)	(26)	(115,189)	—	—	—	(115,215)
Exercise of stock option	24,200	24	39,508	—	—	—	39,532
Stock-based compensation	—	—	223,446	—	—	—	223,446
Net income	—	—	—	—	—	341,933	341,933
Balance at March 31, 2022	7,273,051	$7,273	$66,287,304	—	$—	$(45,758,418)	$20,536,159
Vesting of restricted stocks	1,200	1	(1)	—	—	—	—
Restricted stock retired for tax withholding	(387)	—	30	—	—	—	30
Exercise of stock option	19,390	19	41,950	—	—	—	41,969
Stock-based compensation	—	—	251,534	—	—	—	251,534
Treasury shares purchased	(90,913)	(91)	91	90,913	(377,950)	—	(377,950)
Net income	—	—	—	—	—	103,959	103,959
Balance at June 30, 2022	7,202,341	$7,202	$66,580,908	90,913	$(377,950)	$(45,654,459)	$20,555,701

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	6,102,630	$6,103	$61,733,522	$(51,117,364)	$10,622,261
Vesting of restricted stocks	38,775	39	(39)	—	—
Cancellation of restricted stock	(2,755)	(3)	3	—	—
Exercise of stock option	713,349	713	1,710,945	—	1,711,658
Issuance of common stock for intangible assets	184,332	184	1,686,956	—	1,687,140
Conversion of convertible note	89,040	89	129,911	—	130,000
Stock-based compensation	—	—	148,772	—	148,772
Net income	—	—	—	202,902	202,902
Balance at March 31, 2021	7,125,371	$7,125	$65,410,070	$(50,914,462)	$14,502,733
Vesting of restricted stock	900	1	(1)	—	—
Repurchase and retirement of common stock	—	—	(1,176)	—	(1,176)
Cancellation of restricted stock	(3,250)	(3)	3	—	—
Exercise of stock option	16,063	16	66,873	—	66,889
Stock-based compensation	—	—	172,008	—	172,008
Net income	—	—	—	2,627,107	2,627,107
Balance at June 30, 2021	7,139,084	$7,139	$65,647,777	$(48,287,355)	$17,367,561

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$445,892	$2,830,009
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	474,980	320,780
Depreciation and amortization	394,287	352,849
Amortization of debt discount	16,546	16,546
Amortization of ROU Asset	322,604	—
Deferred tax expenses (benefits)	116,485	(1,870,000)

Changes in operating assets and liabilities:
Accounts receivable	(815,172)	(355,767)
Inventories	(732,996)	(823,668)
Prepaid expenses and other current assets	(359,891)	(440,006)
Other assets	(222,248)	—
Accounts payable and accrued expenses	1,137,335	127,756
Accrued payroll and related expenses	(4,595)	272,841
Net deferred revenue on shipments to distributors	82,156	70,131
Deferred service revenue	6,169	(13,522)
Net change in operating lease liability	(262,788)	(37,502)
Net cash provided by operating activities	598,764	450,447

Investing activities
Purchases of PP&E including software and website development	(560,079)	(304,613)
Net cash used in investing activities	(560,079)	(304,613)

Financing activities
Common stocks repurchased	(377,950)	(1,176)
Proceeds from note payable	—	1,000,000
Repayments of note payable	(250,000)	(125,000)
Proceeds from stock options exercised	81,531	1,778,547
Net cash (used in) provided by financing activities	(546,419)	2,652,371
Net (decrease) increase in cash and cash equivalents	(507,734)	2,798,205

Cash and cash equivalents at beginning of period	6,095,886	2,121,763
Cash and cash equivalents at end of period	$5,588,152	$4,919,968

Supplemental disclosure of cash flow information
Cash paid for interest	$81,386	$90,933
Supplemental disclosure of non-cash activities
Payroll tax liability for retired restricted stock	$115,215	—
Property acquired under operating lease	$3,851,195	—
Conversion of note payable	—	$130,000
Acquisition of intangible assets	—	$1,909,433

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2022

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. On June 30, 2022, and December 31, 2021, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance on deposit in these accounts may, at times, exceed the federally insured limits. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

With the adoption of ASC 606 “Revenue from Contracts with Customers” in January 2017, the Company recognizes revenue on sales to distributors when shipping of product is completed and title transfers to distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. On June 30, 2022, the deferred revenue and deferred cost on shipments to distributors were $568,082 and $237,668, respectively, compared to $407,235 and $158,977, respectively, on December 31, 2021.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2022

The Company also earns revenue from its SocketCare extended warranty program, which provides extended warranty and accidental breakage coverage for selected products. For the quarters ended June 30, 2022 and 2021, SocketCare revenue was approximately $5,900 and $6,700, respectively. A SocketCare warranty purchased at the time of product purchase provides for coverage in either a three-year or a five-year term. The Company additionally offers comprehensive coverage and warranty term extensions. Revenues from SocketCare services are recognized ratably over the life of the extended warranty contract. The amount of unrecognized SocketCare service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short- and long-term components. On June 30, 2022, the balance of unrecognized SocketCare service revenue was approximately $37,600.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee is required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. The Company adopted ASU 2016-02 effective January 1, 2019. On May 1, 2022, we entered into a building lease agreement for our corporate headquarters located in Fremont, CA. On June 30, 2022, the balances of right-of-use assets and liabilities for the operating lease were $3,776,281 and $3,883,355, respectively, compared to $210,839 and $258,097, respectively, on December 31, 2021.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2022

Under the 2021 Technology Transfer Agreement, the Company acquired an irrevocable, perpetual, non-exclusive, transferable, worldwide, unlimited, unrestricted, royalty-free, fully paid-up right and license to SpringCard’s Contactless Technology Package for use in the Company’s Contactless Reader/Writer products. SpringCard received 184,332 shares of the Company’s common stock, subject to a collar, and a 10-year warrant to purchase up to an aggregate of 50,000 shares of the Company’s common stock at the price of $10.85 per share in four equal lots of 12,500 shares each, with each lot exercisable on or after January 1st of 2022, 2023, 2024 and 2025, respectively, until the expiration date of warrant. The common stock was issued on March 29, 2021. The fair value of intangible assets acquired is based on the closing stock price of $7.65 on March 29, 2021. On April 20, 2021, the Company agreed to pay SpringCard the sum of $192,293 to resolve all issues that have arisen due to clerical issues in the implementation of the 2021 Technology Transfer Agreement. The Company and SpringCard both agreed that, with this payment, the Company shall have no further financial obligation to SpringCard under the 2021 Technology Transfer Agreement.

The Unaudited Condensed Balance Sheets include the intangible assets of the acquired technology at the carrying amount, net of amortization of $1,750,313 as of June 30, 2022.

The SpringCard intangible assets will be amortized over their estimated useful lives of fifteen years on a straight-line basis, which commenced on April 1, 2021. As of June 30, 2022, the estimated future amortization of intangible assets is as follows:

Fiscal Year	Amount
2022 (July 1, 2022 to December 31, 2022)	$ 63,648
2023	127,296
2024	127,296
2025	127,296
2026	127,296
Thereafter	1,177,481
Total	$ 1,750,313

NOTE 4 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories on June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
	2022	2021
Raw materials and sub-assemblies	$6,588,818	$5,757,869
Finished goods	179,645	277,598
Inventory reserves	(880,943)	(880,943)
Inventory, net	$5,887,520	$5,154,524

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2022

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

Amounts outstanding under the CalCap Loan as of June 30, 2022 are as follows:

June 30, 2022
Current portion of CalCap Loan	$375,000
Long-term portion of CalCap Loan	—
CalCap Loan	$375,000

Interest expense on the CalCap loan for the three and six months ended June 30, 2022 was $5,295 and $11,962, respectively. Accrued interest payable related to the amount outstanding was $1,111 on June 30, 2022. Interest expense for the three and six months ended June 30, 2021 was $11,580 and $17,552, respectively. Accrued interest payable related to the amount outstanding was $2,431 on June 30, 2021.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2022

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

Total issuance costs associated with the financing are $96,515, and the costs are presented in the balance sheet as a direct deduction from the original notes payable balance of $1,530,000 as a contra-liability. The issuance costs are amortized over three years, the term of the Notes, and the amortization expense is reported as interest expense. The amortization of debt discount for six months ended June 30, 2022 was $16,546. The remaining debt discount of $38,606 will be amortized through August 31, 2023.

Total interest expense recognized related to the convertible notes for the three and six months ended June 30, 2022 was $43,177 and $84,461, respectively. Total interest expense for the three and six months ended June 30, 2021 was $43,177 and $87,721, respectively.

NOTE 7 — Segment Information and Concentrations

Segment Information

The Company operates in the mobile barcode scanning and RFID/NFC data capture market. Mobile scanning typically consists of mobile devices such as smartphones or tablets, with mobile scanning or NFC peripherals for data collection, and third-party vertical applications software. The Company distributes its products in the United States and foreign countries primarily through distributors and resellers. The Company markets its products primarily through App providers whose applications are designed to work with the Company’s products.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2022

Revenues by geographic areas for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Americas	$4,480,812	$4,753,436	$9,363,585	$8,316,490
Europe	952,965	875,945	1,650,935	1,653,526
Asia Pacific	612,205	323,509	1,324,464	795,853
Total revenues	$6,045,982	$5,952,890	$12,338,984	$10,765,869

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Ingram Micro Inc.	33%	27%	30%	26%
BlueStar, Inc.	19%	32%	20%	31%
ScanSource, Inc.	*	12%	14%	10%

*Customer accounted for less than 10% of the Company’s total revenue

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks and the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances on June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
	2022	2021
Ingram Micro Inc.	34%	28%
BlueStar, Inc.	17%	21%
ScanSource, Inc.	13%	24%

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2022

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or due to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. The Company’s inability to procure certain materials could have a material adverse effect on the Company’s results. For the three months ended June 30, 2022 and 2021, the top three suppliers accounted for 55% of inventory purchases. As of June 30, 2022 and December 31, 2021, 36% and 20%, respectively, of the Company’s accounts payable balances were concentrated with top two suppliers.

NOTE 8 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of stock options and restricted stock, based on the fair value of the awards as of the date that the awards are issued. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period.

The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. There were 40,000 stock options granted during the six months ended June 30, 2022, compared to 182,000 stock options for the six months ended June 30, 2021.

The shares of restricted stock are issued to employees and consultants and are held in escrow by the Company until the shares vest on the schedule of 15% after year one, 20% after year two, 25% after year three and 40% after year four, subject to the employees and consultants being a continuing service provider on each of the vesting dates. If the service or employment is terminated, unvested shares revert to the Company. Shares are registered at grant, so share owners may vote at the annual stockholder meeting. Shares of restricted stock are granted at zero cost basis. Compensation cost of the restricted stock is recognized on a straight-line basis over the 4-year vesting period. For the six months ended June 30, 2022 and 2021, the Company awarded 323,800 and 302,425 shares of restricted stock, respectively. As of June 30, 2022, there were 839,373 shares of restricted stock outstanding. Due to the existence of restrictions on sale or transfer until the shares vest, the Company does not count the shares of restricted stock as issued and outstanding shares until they vest.

Total stock-based compensation expenses for the three and six months ended June 30, 2022 were $251,534 and $474,980, respectively, compared to expenses of $172,008 and $320,780 in the corresponding periods a year ago.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2022

NOTE 9 — Net Income Per Share

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$103,959	$2,627,107	$445,892	$2,830,009
Net income allocated to restricted stock award	10,521	226,630	43,773	243,205
Adjusted net income for basic earnings per share	$93,438	$2,400,477	$402,119	$2,586,804
Convertible note interest	—	43,177	—	88,755
Adjusted net income before interest for diluted earnings per share	$93,438	$2,443,654	$402,119	$2,675,559

Denominator: Weighted average shares outstanding used in computing net income per share:
Basic	7,219,646	7,128,768	7,225,641	6,808,339
Effect of dilutive stock options	423,669	819,680	462,339	826,387
Effect of convertible note weighted shares	—	958,904	—	958,904

Diluted	7,643,315	8,907,352	7,687,980	8,593,630

Net income per share applicable to common stockholders:
Basic	$0.01	$0.34	$0.06	$0.38
Diluted	$0.01	$0.27	$0.05	$0.31

In the three and six months ended June 30, 2022, 939,168 and 903,369 stock options, respectively, were excluded in the calculation of diluted net income per share as their effect would have been anti-dilutive. In the three and six months ended June 30, 2022, 50,000 warrants were also excluded in the calculation of diluted net income per share as their effect would have been anti-dilutive.

In the three and six months ended June 30, 2021, 45,000 stock options and 50,000 warrants were excluded in the calculation of diluted net income per share as their effect would have been anti-dilutive.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2022

NOTE 10 — Income Taxes

The Company recorded income tax expenses of $40,320 and $116,485 in the three and six months ended June 30, 2022, compared to income tax benefits of $1,864,200 and $1,863,711 in the three and six months ended June 30, 2021.

NOTE 11 — Commitments and Contingencies

Operating Lease Obligations

The Company’s lease agreement for the office space in Newark, California expired on June 30, 2022. On May 1, 2022, the Company commenced a lease agreement for approximately 35,913 square feet at 40675 Encyclopedia in Fremont, California. This serves as the location for the Company’s Corporate Headquarters, including office space and manufacturing. The Company will pay a base monthly rent in the amount of $50,278 commencing on the first day of the fourth full month of the lease term. Base monthly rent will increase annually on May 1st of each year by 3%.

The Company accounted for the lease as an operating lease under ASC 842 using the bank loan interest rate in effect on May 1, 2022 at 5.0% to discount future lease payments. The lease term expires on July 31, 2029, with a one-time option to renew for a period of five years. The renewal period is not included in the measurement of the leases as the Company is not reasonably certain of exercising it.

As of June 30, 2022, the balances of right-of-use assets and liabilities were approximately $3,776,281 and $3,883,355, respectively, compared to approximately $210,839 and $258,097, respectively, on December 31, 2021.

The operating lease expense was allocated in cost of goods sold and operating expenses based on department headcount and amounted to $214,839 and $322,604 for the three and six months ended June 30, 2022, respectively, compared to $107,218 and $214,437 for the three and six months ended June 30, 2021, respectively. In the three months ended June 30, 2022, the lease expenses of $64,857 and $149,982 were allocated to cost of goods sold and operating costs, respectively. In the six months ended June 30, 2022, the lease expenses of $99,423 and $223,181 were allocated to cost of goods sold and operating expenses, respectively.

Cash payments included in the measurement of the Company’s operating lease liabilities were $126,838 and $258,847 for the three and six months ended June 30, 2022, respectively, compared to $126,516 and $253,032, respectively, for the corresponding prior year periods.

Future minimum lease payments for the operating lease in effect as of June 30, 2022 are shown below:

Annual minimum payments:	Amount
2022 (July 2022 through December 31, 2022)	251,392
2023	615,405
2024	633,867
2025	652,883
2026	672,470
Thereafter	1,831,714
Total minimum payments	4,657,731
Less: Present value factor	(774,376)
Total operating lease liabilities	3,883,355
Less: Current portion of operating lease	(369,071)
Long-term portion of operating lease	$3,514,284

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2022

Purchase Commitments

As of June 30, 2022, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $12,068,000.

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

NOTE 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred between July 1, 2022 through the date of this report, the date that the unaudited condensed financial statements were issued. Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

89,274 shares of common stock were repurchased from the market at the average price of $3.02.

The Company issued 24,800 shares of common stock upon the exercise of stock options.

6,900 shares of restricted stock and 9,000 stock options were granted from the 2004 Equity Incentive Plan.

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

The Company and its Products

We are a leading provider of data capture and delivery solutions for enhanced productivity in workforce mobilization. Our products are incorporated into mobile applications used in point of sale (POS), commercial services (field workers), asset tracking, manufacturing process and quality control, transportation and logistics (goods tracking and movement), event management (ticketing, entry, access control, and identification), medical and education. Our primary products are cordless data capture devices incorporating barcode scanning or RFID/Near Field Communications (NFC) technologies that connect over Bluetooth. All products work with applications running on smartphones, mobile computers and tablets using operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®). We offer an easy-to-use software developer kit (CaptureSDK) to App providers, which enables them to provide their users with our advanced barcode scanning features. Our products are integrated in App providers’ application solutions and are marketed by the App providers or the resellers of their applications. The number of our registered App providers for data capture applications continues to grow.

Index

Companion SocketScan family. Our Companion SocketScan family consists of the ergonomic and independent 700 series, including 1D Linear Imaging (S700), 1D Laser (S730), and 1D/2D Universal Barcode (S740), available in multiple vivid colors: blue, green, red, white, yellow and black. In Q2, we announced the launch of SocketScan S720, an upgraded version of the S700, that reads both 1D and 2D barcodes on paper and screen. S720 is a drop-in replacement for S700, while adding QR code functionality.

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

Attachable Family. Our attachable scanners include DuraSled and SocketScan 800 Series scanners. DuraSled is a barcode scanning sled designed for durability. It combines a phone with a scanner to create a one-handed solution. DuraSled protects phones from impact damage and provides a robust charging solution for all environments. It is easy-to-use and ideal for delivery services, stock counting, ticketing and other App-driven mobile solutions.  The DuraSled series are compatible with Apple, Samsung and Windows devices.

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

Contactless RFID/NFC reader writer.  Our contactless product line includes D600, S550 and S370 that was introduced in Q2 2022. The D600, an ergonomically handheld model with IP54-rated outer casing, can read and write many different types of electronic SmartTags or transfer data with near field communication. The S550, a contactless membership card reader/writer, is designed to facilitate tap-and-go smart card and NFC applications. S370 supports both barcode scanning and Near Field Communication (NFC) reading and writing technologies, and provides App providers the ability to read both QR code-based and NFC-based credentials, giving App providers the flexibility to accept multiple formats with one device. The S370 can also read credentials following ISO 18013-5, the Mobile Driver’s License (mDL) standard being adopted in many states and countries.

Index

Software Developer Kit (Capture SDK). Our Software Developer Kit (Capture SDK) supports all our data capture devices with a single integration, making it easier for App providers to integrate our data capture capabilities into their applications. With the installation of our data capture software, the App providers’ customers can choose any of our products that work best for them. Our Capture SDK enables the App providers to modify captured data, control the placement of the barcoded or RFID data in their applications, and control the feedback to the user that the transaction and transmission was successfully completed. Our Capture SDK also supports the built-in camera in a customer’s smartphone or tablet to be used for occasional or lower volume data collection requirements. The Capture SDK uses tools integrated with software building environments such as CocoaPods, Maven and NuGet, adds support for high level frameworks such as Xamarin, Cordova and Java, and adds other features to make it easier for App providers to integrate our data capture software into their applications.

SocketCam family. In Q1 2022, we announced our SocketCam product, C820, a software-based barcode scanner, which offers a free, flexible, quick, and reliable data capture solution to our App partners who can include the C820 in their applications to provide free scanning to their end-users. The SocketCam C820 is the first member of the SocketCam family and turns any mobile device into a high-performance barcode scanner. App providers are challenged to service a wide range of customers with various data capture requirements, from the price-sensitive to the performance-sensitive, and even multiple data types. The addition of the C820 seamlessly enables these diverse requirements. End-users whose data capture requirements exceed the capabilities of the free camera-based scanners will have the choice of purchasing a Socket Scanner or using an advanced version of the camera-based scanner which is expected to be available in the second half of 2022.

We design our own products and are responsible for all associated test equipment. We use third party contract manufacturers to make many components. We perform final product assembly, test and packaging at, and distribute our products from our Fremont, California facility. We offer our products worldwide through two-tier distribution enabling customers to purchase from large numbers of on-line resellers around the world including App providers who resell their own solutions along with our data capture products. We believe growth in mobile applications and the mobile workforce are resulting from technical advances in mobile technologies, cost reductions in mobile devices and the growing adoption by businesses of mobile applications for smartphones and tablets, building a growing demand for our products. Our data capture products address the need for speed and accuracy by today’s mobile workers and by the systems supporting those workers, thereby enhancing their productivity and allowing them to exploit time sensitive opportunities and improve customer satisfaction.

Results of Operations

Revenues

Total revenues for the three and six months ended June 30, 2022, were approximately $6.05 million and $12.3 million, respectively, an increase of 2% and 15%, respectively, from revenues of approximately $5.95 million and $10.8 million, respectively, in the comparable periods one year ago. The key driver of the revenue increase for the three and six months ended June 30, 2022, was the deployment of business applications, particularly in retail as the economy re-opens following the easing of COVID-19 restrictions.

Index

Gross Margins

Our gross profit margins on sales for the three and six months ended June 30, 2022, were 50.2% and 50.0%, respectively, compared to gross margins of 54.7% and 54.1% for the corresponding periods a year ago. The margin decreases in the three and six months ended June 30, 2022 compared with the same period last year were primarily due to rising component costs and higher freight costs.

Research and Development Expense

Research and development expense in the three and six months ended June 30, 2022 were approximately $1,121,000 and $2,175,000, respectively, an increase of 15.3% and 14.3% compared to expenses of approximately $972,000 and $1,903,000 in the corresponding periods a year ago. The increases were mainly driven by hiring, as a continued commitment to research and development activities which are essential to provide innovative new product offerings, to provide engineering support for key customers, and to maintain our existing products. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we will continue to make significant research and development investments as our revenue grows. For the rest the year, we expect that R&D expenses will stay at the similar level as the first half of the year.

Sales and Marketing Expense

Sales and marketing expense in the three and six months ended June 30, 2022 were approximately $964,000 and $1,864,000, respectively, an increase of 31.4% and 33.7% compared to expense of approximately $734,000 and $1,395,000 in the corresponding periods a year ago. The increase in expense was primarily attributed to higher headcount and increased consulting in the external professional services. We expect that sales and marketing expenses will stay at the similar level for the rest of the year.

General and Administrative Expense

General and administrative expense in the three and six months ended June 30, 2022 were approximately $761,000 and $1,471,000, respectively, an increase of 4% and a slight decrease compared to expense of approximately $734,000 and $1,475,000 in the corresponding periods a year ago. The increase quarter over quarter was primarily due to non-cash straight-line rent expense related to the new office space. We expect the general and administrative expenses will decrease for the rest of the year.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, in the three and six months ended June 30, 2022 was approximately $45,000 and $91,000, respectively, compared to approximately $51,000 and $100,000, respectively, in the same periods one year ago. Interest expense in the three and six months ended June 30, 2022, was related to interest on the secured subordinated convertible notes payable (see “NOTE 6 — Secured Subordinated Convertible Notes Payable” of the notes to consolidated financial statements for more information) and on the CalCap loan. Our credit lines had no outstanding balances during the three and six months ended June 30, 2022. Interest expense in 2021 was primarily related to interest on the secured subordinated convertible notes payable and on the CalCap loan. There were no outstanding balances of our bank term loan and credit lines during the first three and six months of 2021.

Index

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable first quarters, reflecting low average rates of return.

Income Taxes

In the three and six months ended June 30, 2022, we recorded income tax expense of $40,320 and $116,485, respectively. Our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at $7,843,934 on June 30, 2022. In the three and six months ended June 30, 2021, we recorded a net income tax benefit of $1.86 million primarily attributed to the tax deduction of $7.97 million resulting from the disqualified disposition of incentive stock options as of June 30, 2021.

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

Liquidity and Capital Resources

As reflected in our Statements of Cash Flows, net cash provided by operating activities was approximately $599,000 and $450,000 in the first half of 2022 and 2021, respectively. We calculate net cash provided by (used in) operating activities by adjusting our net income (approximately $446,000 and $2.83 million in the first half of 2022 and 2021, respectively) with the items that did not require the use of cash. Those items include stock-based compensation expense, depreciation and amortization, amortization of debt discount, and deferred tax expenses (benefits), and non-cash straight-line rent expense. These amounts totaled approximately $1,324,000 and ($1,180,000) in the first half of 2022 and 2021, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

In the first half of 2022, changes in operating assets and liabilities resulted in net cash used in operating activities of approximately $1,172,000 which were primarily from increasing our inventory levels in order to cope with supply issues and longer component lead times, increased accounts receivable driven by higher shipment levels, increased prepaid expenses and security deposit for the new lease agreement. The uses of cash were partially offset by increases in accounts payable driven primarily by increased inventory purchases. In the first half of 2021, changes in operating assets and liabilities resulted in net cash used in operating activities of approximately $1.2 million which were primarily from increasing our inventory levels in order to cope with supply issues and longer component lead times, increased accounts receivable driven by higher shipment levels and increased prepaid expenses. The uses of cash were partially offset by increases in accrued payroll and related expenses related to an improvement in overall profitability, and by increases in accounts payable driven primarily by increased inventory purchases.

Index

In the first half of 2022 and 2021, we invested approximately $560,000 and $305,000, respectively, in computer software development, website development, and manufacturing tooling.

Net cash used in financing activities was approximately $546,000 in the first half of 2022, compared to net cash provided by financing activities was approximately $2.65 million in the comparable period a year ago. Financing activities in 2022 consisted primarily of approximately $378,000 repurchase of treasury stock, $250,000 repayment of our term loan, partially offset by the proceeds of employee stock options in the amount of $81,531. Financing activities in 2021 consisted primarily of $1.78 million of proceeds of employee stock options exercised and of $875,000 borrowed on the CalCap loan.

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

Contractual Obligations

Our contractual cash obligations on June 30, 2022 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$12,068,000	$11,542,000	$526,000	$—	$—
Operating lease	4,658,000	556,000	1,268,000	1,345,000	1,489,000
Total contractual obligations	$16,726,000	$12,098,000	$1,794,000	$1,345,000	$1,489,000

Index

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

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

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. We hedge a significant portion of our European receivables balance denominated in Euros to reduce the foreign currency risk associated with these assets, and we have not been subject to significant losses from material foreign currency fluctuations. Based on a sensitivity analysis of our net foreign currency denominated assets at the end of the quarter ended June 30, 2022, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the second quarter of 2022 of approximately $38,000 if left unprotected. For the second quarter of 2022, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was approximately $15,900. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

To maintain ongoing profitability, we must accomplish numerous objectives, including achieving continued growth in our business, providing ongoing support to registered App providers whose applications support the use of our data capture products, and developing successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient revenue or control our expenses enough to maintain ongoing profitability. If we cannot maintain ongoing profitability, we will not be able to support our operations from positive cash flows, and we would be required to use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

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

We are dependent upon App providers to integrate our scanning and software products into their applications designed for mobile workers using smartphones, tablets and mobile computers, and to successfully market and sell those application products and solutions into the marketplace. We focus on serving the needs of App providers as sales of our data capture products are application driven. However, these providers may take considerable time to complete development of their applications, may experience delays in their development timelines, may develop competing applications, may be unsuccessful in marketing and selling their application products and solutions to customers, or may experience delays in customer deployments and implementations, which would adversely affect our ability to achieve our revenue projections.

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

Because we distribute and fulfill resellers’ orders for our products primarily through distributors, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build-up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity. During the six months ended June 30, 2022 and 2021, Ingram Micro® and BlueStar together represented approximately 50% and 57%, respectively, of our worldwide sales. We expect that a significant portion of our sales will continue to depend on sales to a limited number of distributors.

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

As of August 9, 2022, we had 7,137,867 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of August 9 2022, we had 1,344,523 shares of common stock subject to outstanding options under our stock option plans, 846,273 shares of restricted stock outstanding, and 187,220 shares of common stock available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and restricted stock and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options and unvested restricted stock will be eligible for resale in the public market as soon as the options are exercised or the restricted stock vests, as applicable.

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

SOCKET MOBILE, INC.

Registrant

Date: August 15, 2022	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 15, 2022	/s/ Lynn Zhao
Lynn Zhao
Vice President of Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)