Form 10-Q
period 2022-09-30
SOCKET MOBILE, INC.
filed 2022-11-14
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

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

The number of shares of Common Stock ($0.001 par value) outstanding as of November 9, 2022 was 7,175,025 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2022	2021	2022	2021

Revenues	$3,727,871	$6,319,044	$16,066,855	$17,084,913

Cost of revenues	2,073,012	2,896,323	8,248,652	7,833,006

Gross profit	1,654,859	3,422,721	7,818,203	9,251,907

Operating expenses:
Research and development	1,096,400	1,014,175	3,271,122	2,917,501
Sales and marketing	864,702	787,889	2,729,016	2,182,377
General and administrative	641,184	666,884	2,112,504	2,141,911
Total operating expenses	2,602,286	2,468,948	8,112,642	7,241,789

Operating income (loss)	(947,427)	953,773	(294,439)	2,010,118

Interest expense, net	(43,092)	(50,147)	(133,703)	(150,276)
Other income	—	—	—	10,082

Net income (loss) before income taxes	(990,519)	903,626	(428,142)	1,869,924

Income tax (benefit) expense	(116,485)	260,000	—	(1,603,711)

Net income (loss)	$(874,034)	$643,626	$(428,142)	$3,473,635

Net income (loss) per share:

Basic	$(0.11)	$0.08	$(0.05)	$0.46
Diluted	$(0.11)	$0.07	$(0.05)	$0.37

Weighted average shares outstanding:

Basic	7,153,210	7,162,924	7,202,239	6,927,837
Diluted	7,153,210	8,939,384	7,202,239	8,932,395

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED BALANCE SHEETS

	Sept 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$4,237,342	$6,095,886
Accounts receivable, net	1,812,193	2,576,240
Inventories, net	6,149,927	5,154,524
Prepaid expenses and other current assets	576,185	395,161
Deferred cost on shipments to distributors	206,206	158,977
Total current assets	12,981,853	14,380,788

Property and equipment:
Machinery and office equipment	2,530,275	2,436,897
Computer equipment, software, and website development	2,682,185	1,909,895
	5,212,460	4,346,792
Accumulated depreciation	(3,680,222)	(3,277,979)
Property and equipment, net	1,532,238	1,068,813

Intangible assets, net	1,736,644	1,864,794
Other long-term assets	311,696	89,448
Deferred tax assets	7,960,419	7,960,419
Operating lease right-of-use asset	3,674,173	210,839
Total assets	$28,197,023	$25,575,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,717,113	$2,169,055
Accrued payroll and related expenses	761,478	692,994
Deferred revenue on shipments to distributors	524,172	407,235
Short term portion of deferred service revenue	23,363	17,128
Note Payable – current portion	250,000	500,000
Subordinated convertible notes payable, net of discount	146,435	143,514
Subordinated convertible notes payable, net of discount-related party	1,223,232	1,201,334
Operating lease – current portion	434,524	258,097
Total current liabilities	5,080,317	5,389,357

Long-term portion of deferred service revenue	14,173	14,281
Operating lease - long-term portion	3,406,778	—
Long-term portion of note payable	—	125,000
Total liabilities	8,501,268	5,528,638

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: authorized 20,000,000 shares, 7,318,054 issued and 7,137,112 outstanding at September 30, 2022, and 7,183,874 issued and outstanding at December 31, 2021	7,137	7,184
Additional paid-in capital	66,870,795	66,139,630
Treasury stock	(653,684)	—
Accumulated deficit	(46,528,493)	(46,100,351)
Total stockholders’ equity	19,695,755	20,046,463
Total liabilities and stockholders’ equity	$28,197,023	$25,575,101

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2021	7,183,874	$7,184	$66,139,630	—	$—	$(46,100,351)	$20,046,463
Vesting of restricted stocks	91,134	91	(91)	—	—	—	—
Restricted stock retired for tax withholding	(26,157)	(26)	(115,189)	—	—	—	(115,215)
Exercise of stock option	24,200	24	39,508	—	—	—	39,532
Stock-based compensation	—	—	223,446	—	—	—	223,446
Net income	—	—	—	—	—	341,933	341,933
Balance at March 31, 2022	7,273,051	$7,273	$66,287,304	—	$—	$(45,758,418)	$20,536,159
Vesting of restricted stocks	1,200	1	(1)	—	—	—	—
Restricted stock retired for tax withholding	(387)	—	30	—	—	—	30
Exercise of stock option	19,390	19	41,950	—	—	—	41,969
Stock-based compensation	—	—	251,534	—	—	—	251,534
Treasury shares purchased	(90,913)	(91)	91	90,913	(377,950)	—	(377,950)
Net income	—	—	—	—	—	103,959	103,959
Balance at June 30, 2022	7,202,341	$7,202	$66,580,908	90,913	$(377,950)	$(45,654,459)	$20,555,701
Exercise of stock option	24,800	25	29,399	—	—	—	29,424
Stock-based compensation	—	—	260,398	—	—	—	260,398
Treasury shares purchased	(90,029)	(90)	90	90,029	(275,734)		(275,734)
Net loss						(874,034)	(874,034)
Balance at September 30, 2022	7,137,112	$7,137	$66,870,795	180,942	$(653,684)	$(46,528,493)	$19,695,755

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	6,102,630	$6,103	$61,733,522	$(51,117,364)	$10,622,261
Vesting of restricted stocks	38,775	39	(39)	—	—
Cancellation of restricted stock	(2,755)	(3)	3	—	—
Exercise of stock option	713,349	713	1,710,945	—	1,711,658
Issuance of common stock for intangible assets	184,332	184	1,686,956	—	1,687,140
Conversion of convertible note	89,040	89	129,911	—	130,000
Stock-based compensation	—	—	148,772	—	148,772
Net income	—	—	—	202,902	202,902
Balance at March 31, 2021	7,125,371	$7,125	$65,410,070	$(50,914,462)	$14,502,733
Vesting of restricted stock	900	1	(1)	—	—
Repurchase and retirement of common stock	—	—	(1,176)	—	(1,176)
Cancellation of restricted stock	(3,250)	(3)	3	—	—
Exercise of stock option	16,063	16	66,873	—	66,889
Stock-based compensation	—	—	172,008	—	172,008
Net income	—	—	—	2,627,107	2,627,107
Balance at June 30, 2021	7,139,084	$7,139	$65,647,777	$(48,287,355)	$17,367,561
Cancellation of restricted stock	(3,250)	(3)	3	—	—
Exercise of stock options	38,529	38	83,463	—	83,501
Stock-based compensation	—	—	183,896	—	183,896
Net income	—	—	—	643,626	643,626
Balance at September 30, 2022	7,174,363	$7,174	$65,915,139	$(47,643,729)	18,278,584

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income (loss)	$(428,142)	$3,473,635
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	735,378	504,676
Depreciation and amortization	575,328	555,900
Amortization of debt discount	24,818	24,819
Amortization of operating lease ROU asset	399,177	—
Deferred tax expenses (benefits)	—	(1,610,000)
Changes in operating assets and liabilities:
Accounts receivable	764,047	(590,613)
Inventories	(995,403)	(1,238,694)
Prepaid expenses and other current assets	(181,024)	(266,043)
Other assets	(222,248)	(24,813)
Accounts payable and accrued expenses	(451,911)	148,111
Accrued payroll and related expenses	(46,731)	327,427
Net deferred revenue on shipments to distributors	69,708	(42,270)
Deferred service revenue	6,127	(17,989)
Net change in operating lease liability	(279,306)	(61,133)
Net cash (used in) provided by operating activities	(30,182)	1,183,013
Investing activities
Purchases of PP&E including software and website development	(910,603)	(562,910)
Net cash used in investing activities	(910,603)	(562,910)
Financing activities
Common stocks repurchased	(653,684)	(1,176)
Proceeds from note payable	—	1,000,000
Repayments of note payable	(375,000)	(250,000)
Proceeds from stock options exercised	110,925	1,862,048
Net cash (used in) provided by financing activities	(917,759)	2,610,872
Net (decrease) increase in cash and cash equivalents	(1,858,544)	3,230,975
Cash and cash equivalents at beginning of period	6,095,886	2,121,763
Cash and cash equivalents at end of period	$4,237,342	$5,352,738
Supplemental disclosure of cash flow information
Cash paid for interest	$122,197	$132,036
Supplemental disclosure of non-cash activities
Payroll tax liability for retired restricted stock	$115,215	—
Property acquired under operating lease	$3,862,511
Conversion of note payable	—	$130,000
Acquisition of intangible assets	—	$1,909,433

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2022

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. On September 30, 2022, and December 31, 2021, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance on deposit in these accounts may, at times, exceed the federally insured limits. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

With the adoption of ASC 606 “Revenue from Contracts with Customers” in January 2017, the Company recognizes revenue on sales to distributors when shipping of product is completed and title transfers to distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. On September 30, 2022, the deferred revenue and deferred cost on shipments to distributors were $524,172 and $206,206, respectively, compared to $407,235 and $158,977, respectively, on December 31, 2021.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2022

The Company also earns revenue from its SocketCare extended warranty program, which provides extended warranty and accidental breakage coverage for selected products. For the quarters ended September 30, 2022 and 2021, SocketCare revenue was approximately $5,623 and $6,300, respectively. A SocketCare warranty purchased at the time of product purchase provides for coverage in either a three-year or a five-year term. The Company additionally offers comprehensive coverage and warranty term extensions. Revenues from SocketCare services are recognized ratably over the life of the extended warranty contract. The amount of unrecognized SocketCare service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short- and long-term components. On September 30, 2022, the balance of unrecognized SocketCare service revenue was approximately $37,500.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee is required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. The Company adopted ASU 2016-02 effective January 1, 2019. On May 1, 2022, we entered into a building lease agreement for our corporate headquarters located in Fremont, CA. On September 30, 2022, the balances of right-of-use assets and liabilities for the operating lease were $3,674,173 and $3,841,302, respectively, compared to $210,839 and $258,097, respectively, on December 31, 2021.

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

September 30, 2022

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

The Unaudited Condensed Balance Sheets include the intangible assets of the acquired technology at the carrying amount, net of amortization of $1,718,489 as of September 30, 2022.

The SpringCard intangible assets will be amortized over their estimated useful lives of fifteen years on a straight-line basis, which commenced on April 1, 2021. As of September 30, 2022, the estimated future amortization of intangible assets is as follows:

Fiscal Year	Amount
2022 (October 1, 2022 to December 31, 2022)	$ 31,824
2023	127,296
2024	127,296
2025	127,296
2026	127,296
Thereafter	1,177,481
Total	$ 1,718,489

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2022

NOTE 4 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories on September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
	2022	2021
Raw materials and sub-assemblies	$6,429,736	$5,757,869
Finished goods	601,134	277,598
Inventory reserves	(880,943)	(880,943)
Inventory, net	$6,149,927	$5,154,524

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

Amounts outstanding under the CalCap Loan as of September 30, 2022 are as follows:

September 30, 2022
Current portion of CalCap Loan	$ 250,000
Long-term portion of CalCap Loan	—
CalCap Loan	$ 250,000

Interest expense on the CalCap loan for the three and nine months ended September 30, 2022 was $4,523 and $16,668, respectively. Accrued interest payable related to the amount outstanding was $994 on September 30, 2022. Interest expense for the three and nine months ended September 30, 2021 was $10,104 and $27,656, respectively. Accrued interest payable related to the amount outstanding was $2,083 on September 30, 2021.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2022

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

Total issuance costs associated with the financing are $96,515, and the costs are presented in the balance sheet as a direct deduction from the original notes payable balance of $1,530,000 as a contra-liability. The issuance costs are amortized over three years, the term of the Notes, and the amortization expense is reported as interest expense. The amortization of debt discount for nine months ended September 30, 2022 was $24,818. The remaining debt discount of $30,333 will be amortized through August 31, 2023.

Total interest expense recognized related to the convertible notes for the three and nine months ended September 30, 2022 was $43,560 and $129,531, respectively. Total interest expense for the three and nine months ended September 30, 2021 was $43,560 and $131,281, respectively.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2022

Revenues by geographic areas for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Americas	$2,678,380	$4,641,767	$12,041,965	$12,958,256
Europe	486,073	967,752	2,137,008	2,621,278
Asia Pacific	563,418	709,525	1,887,882	1,505,379
Total revenues	$3,727,871	$6,319,044	$16,066,855	$17,084,913

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Ingram Micro Inc.	16%	33%	27%	29%
BlueStar, Inc.	31%	15%	22%	25%
ScanSource, Inc.	*	14%	13%	11%

*Customer accounted for less than 10% of the Company’s total revenue

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks and the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances on September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
	2022	2021
BlueStar, Inc.	38%	21%
ScanSource, Inc.	18%	24%
Ingram Micro Inc.	13%	28%

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or due to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. The Company’s inability to procure certain materials could have a material adverse effect on the Company’s results. For the three months ended September 30, 2022 and 2021, the top three suppliers accounted for 55% and 56% of inventory purchases. As of September 30, 2022 and December 31, 2021, 24% and 20%, respectively, of the Company’s accounts payable balances were concentrated with top two suppliers.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2022

NOTE 8 — Share Repurchase Program

During the nine months ended September 30, 2022, the Company repurchased 180,942 shares of its common stock for $653,684 under a share repurchase program authorized by the Board of Directors (the “Program”) in January 2022. The Program authorizes the Company to repurchase 5% of outstanding shares, limited to 1.25% of outstanding shares per quarter, at the price not to exceed $5.00 per share totaling $1.8 million. Under the Program, shares are repurchased in open market transactions under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The 10b5-1 Plan was suspended because the Company reported a loss in Q3.

On October 26, 2022, the Board of Directors authorized the Company to continue the Program even though the Company reported a loss in Q3. The Company entered a new 10b5-1 Plan during the open trading window to continue the repurchase Program.

NOTE 9 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of stock options and restricted stock, based on the fair value of the awards as of the date that the awards are issued. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period.

The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. There were 49,000 stock options granted during the nine months ended September 30, 2022, compared to 182,000 stock options for the nine months ended September 30, 2021.

The shares of restricted stock are issued to employees and consultants and are held in escrow by the Company until the shares vest on the schedule of 15% after year one, 20% after year two, 25% after year three and 40% after year four, subject to the employees and consultants being a continuing service provider on each of the vesting dates. If the service or employment is terminated, unvested shares revert to the Company. Shares are registered at grant, so share owners may vote at the annual stockholder meeting. Shares of restricted stock are granted at zero cost basis. Compensation cost of the restricted stock is recognized on a straight-line basis over the 4-year vesting period. For the nine months ended September 30, 2022 and 2021, the Company awarded 330,700 and 306,425 shares of restricted stock, respectively. As of September 30, 2022, there were 846,275 shares of restricted stock outstanding. Due to the existence of restrictions on sale or transfer until the shares vest, the Company does not count the shares of restricted stock as issued and outstanding shares until they vest.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2022

Total stock-based compensation expenses for the three and nine months ended September 30, 2022 were $260,398 and $735,378, respectively, compared to expenses of $183,896 and $504,676 in the corresponding periods a year ago.

NOTE 10 — Net Income (Loss) Per Share

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(874,034)	$643,626	$(428,142)	$3,473,635
Net income (loss) allocated to restricted stock award	92,388	(55,001)	42,794	(297,932)
Adjusted net income (loss) for basic earnings per share	$(781,646)	$588,625	$(385,348)	$3,175,703
Convertible note interest	—	43,560	—	132,315
Adjusted net income (loss) before interest for diluted earnings per share	$(781,646)	$632,185	$(385,348)	$3,308,018

Denominator: Weighted average shares outstanding used in computing net income (loss) per share:
Basic	7,153,210	7,162,924	7,202,239	6,927,837
Effect of dilutive stock options	—	817,556	—	1,045,654
Effect of convertible note weighted shares	—	958,904	—	958,904

Diluted	7,153,210	8,939,384	7,202,239	8,932,395

Net income (loss) per share applicable to common stockholders:
Basic	$(0.11)	$0.08	$(0.05)	$0.46
Diluted	$(0.11)	$0.07	$(0.05)	$0.37

In the three and nine months ended September 30, 2022, 1,334,522 stock options and 50,000 warrants were excluded in the calculation of diluted net loss per share as their effect would have been anti-dilutive.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2022

In the three and nine months ended September 30, 2021, 45,000 stock options and 50,000 warrants were excluded in the calculation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 11 — Income Taxes

The Company recorded income tax benefits of $116,485 in the three months and no income tax in the nine months ended September 30, 2022, compared to income tax expenses of $260,000 and income tax benefits of $1,603,711 in the three and nine months ended September 30, 2021.

NOTE 12 — Commitments and Contingencies

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

In July 2022, the Company also signed a two-year equipment operating lease agreement and the future lease payments are discounted at the interest rate of 5.5%.

As of September 30, 2022, the balances of right-of-use assets and liabilities were $3,674,173 and $3,841,302, respectively, compared to $210,839 and $258,097, respectively, on December 31, 2021.

The operating lease expense was allocated in cost of goods sold and operating expenses based on department headcount and amounted to $162,108 and $484,713 for the three and nine months ended September 30, 2022, respectively, compared to $103,208 and $309,625 for the three and nine months ended September 30, 2021, respectively.

Cash payments included in the measurement of the Company’s operating lease liabilities were $102,053 and $364,842 for the three and nine months ended September 30, 2022, respectively, compared to $131,395 and $384,427, respectively, for the corresponding prior year periods.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2022

Future minimum lease payments for the operating lease in effect as of September 30, 2022 are shown below:

Annual minimum payments:	Amount
2022 (October 2022 through December 31, 2022)	152,332
2023	621,393
2024	636,861
2025	652,883
2026	672,470
Thereafter	1,831,714
Total minimum payments	4,567,653
Less: Present value factor	(726,351)
Total operating lease liabilities	3,841,302
Less: Current portion of operating lease	(434,524)
Long-term portion of operating lease	$3,406,778

Purchase Commitments

As of September 30, 2022, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $9,494,000.

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

NOTE 13 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred between October 1, 2022 through the date of this report, the date that the unaudited condensed financial statements were issued. Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

The Company issued 37,800 shares of common stock upon the exercise of stock options.

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

Index

SocketScan family. Our SocketScan family consists of the 700 Series (S700, S730, S720, S740) companion scanners and 800 Series (S800, S820, S840, S860) attachable scanners. 700 Series are available in multiple vivid colors: blue, green, red, white, yellow and black. S720, a newly launched product, reads both 1D and 2D barcodes on paper and screen. It’s a drop-in replacement for our most sold S700, while adding QR code functionality. 800 Series, 1D linear imaging (S800) and 2D (S820, S840, S860) are attachable to smartphones, tablets and other mobile devices with an easily detachable clip or DuraCase, creating a one-handed solution. S860 includes MRZ (machine-readable zone) support, making it capable of scanning passports, visas and other travel documents in addition to barcodes. SocketScan 800 Series scanners may be used stand-alone as well. S820, which was launched recently, provides a basic and affordable option for those who wish to upgrade to 2D scanning.

DuraScan® Family. Our DuraScan® family consists of 700 Series (D700, D730, D D740, D745, D750, D755, D760) companion scanners and 800 Series (D800, D820, D840, D860) attachable scanners, which are designed to be durable barcode scanners with IP54-rated outer casing to withstand tougher environments. D740 is priced competitively with a 1D barcode scanner, making it the affordable 2D option available in the market. D820, which was launched recently, provides a basic and affordable option for those who wish to upgrade to 2D scanning. D745 and D755 are medical-grade, universal scanners. D760 and D860 include MRZ (machine-readable zone) support, making it capable of scanning passports, visas and other travel documents. D820, which was launched recently, provides a basic and affordable option for those who wish to upgrade to 2D scanning.

DuraSled Family. Our DuraSled (DS800, DS820, DS840, DS860) is a barcode scanning sled designed for durability. It combines a phone with a scanner to create a one-handed solution. DuraSled protects phones from impact damage and provides a robust charging solution for all environments. It is easy-to-use and ideal for delivery services, stock counting, ticketing and other App-driven mobile solutions. The DuraSled products are compatible with Apple, Samsung and Windows devices. DS820, which was launched recently, provides a basic and affordable option for those who wish to upgrade to 2D scanning.

 Contactless RFID/NFC reader writer.  Our contactless product line includes D600, S550 and S370. The D600, an ergonomically handheld model with IP54-rated outer casing, can read and write many different types of electronic SmartTags or transfer data with near field communication. The S550, a contactless membership card reader/writer, is designed to facilitate tap-and-go smart card and NFC applications. S370 supports both barcode scanning and Near Field Communication (NFC) reading and writing technologies. It provides App providers the ability to read both QR code-based and NFC-based credentials, which allows App providers to accept multiple formats with one device. S370 can also read credentials following ISO 18013-5, the Mobile Driver’s License (mDL) standard being adopted in many states and countries.

Index

SocketCam family. In Q1 2022, we announced our SocketCam product, C820, a software-based barcode scanner, which offers a free, flexible, quick, and reliable data capture solution to our App partners who can include the C820 in their applications to provide free scanning to their end-users. The SocketCam C820 is the first member of the SocketCam family and turns any mobile device into a high-performance barcode scanner. App providers are challenged to service a wide range of customers with various data capture requirements, from the price-sensitive to the performance-sensitive, and even multiple data types. The addition of the C820 seamlessly enables these diverse requirements. End-users whose data capture requirements exceed the capabilities of the free camera-based scanners will have the choice of purchasing a Socket Scanner or using an advanced version of the camera-based scanner which is expected to be available late 2022 or early 2023.

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

Results of Operations

Revenues

Total revenues for the three and nine months ended September 30, 2022, were approximately $3.7 million and $16.1 million, respectively, a decrease of 41% and 6%, respectively, from revenues of approximately $6.3 million and $17.1 million, respectively, in the comparable periods one year ago. The weaker end user demand combined with the reduction of inventory in our distribution channel affected our reported revenue even though the sales from our distribution partners to end users were $4.8 million compared to our reported revenue of $3.7 million.

Index

Gross Margins

Our gross profit margins on sales for the three and nine months ended September 30, 2022, were 44.4% and 48.7%, respectively, compared to gross margins of 54.2% for the corresponding periods a year ago. The decrease in gross margin was driven by persistent higher component and freight costs as well as the allocation of manufacturing overhead costs across lower production volumes.

Research and Development Expense

Research and development expense in the three and nine months ended September 30, 2022 were approximately $1,096,000 and $3,271,000, respectively, an increase of 8.1% and 12.1% compared to expenses of approximately $1,014,000 and $2,918,000 in the corresponding periods a year ago. The increases were mainly driven by hiring, as a continued commitment to research and development activities which are essential to provide innovative new product offerings, to provide engineering support for key customers, and to maintain our existing products. We expect Q4 R&D expenses to be at the similar level as Q3.

Sales and Marketing Expense

Sales and marketing expense in the three and nine months ended September 30, 2022 were approximately $865,000 and $2,729,000, respectively, an increase of 9.7% and 25.0% compared to expense of approximately $788,000 and $2,182,000 in the corresponding periods a year ago. The increase in expense was primarily attributed to higher headcount and increased consulting in the external professional services. We expect that sales and marketing expenses will stay at the similar level for Q4.

General and Administrative Expense

General and administrative expense in the three and nine months ended September 30, 2022 were approximately $641,000 and $2,113,000, respectively, a slight decrease of 3.9% and 1.4% compared to expense of approximately $667,000 and $2,142,000 in the corresponding periods a year ago. The decrease was primarily due to reduced management variable compensation related poor financial performance in Q3. We expect the general and administrative expenses will increase in Q4 due to the celebration of Company’s 30th anniversary.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, in the three and nine months ended September 30, 2022 was approximately $43,000 and $134,000, respectively, compared to approximately $50,000 and $150,000, respectively, in the same periods one year ago. Interest expense in the three and nine months ended September 30, 2022, was related to interest on the secured subordinated convertible notes payable (see “NOTE 6 — Secured Subordinated Convertible Notes Payable” of the notes to consolidated financial statements for more information) and on the CalCap loan. Our credit lines had no outstanding balances during the three and nine months ended September 30, 2022. Interest expense in 2021 was primarily related to interest on the secured subordinated convertible notes payable and on the CalCap loan as well.

Index

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable first quarters, reflecting low average rates of return.

Income Taxes

We recorded an income tax benefit of $116,485 in Q3 and no income tax in the nine months ended September 30, 2022. Our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at $7,960,419 on September 30, 2022. In the three and nine months ended September 30, 2021, we recorded a net income tax expense of $260,000 and an income tax benefit of $1.6 million primarily attributed to the tax deduction resulting from the disqualified disposition of incentive stock options.

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

Liquidity and Capital Resources

As reflected in our Statements of Cash Flows, net cash (used in) provided by operating activities was approximately ($30,212) and $1,183,000 in the first nine months of 2022 and 2021, respectively. We calculate net cash provided by (used in) operating activities by adjusting our net income (loss) (approximately $428,000 of net loss and $3.47 million of net income in the first nine months of 2022 and 2021, respectively) with the items that did not require the use of cash. Those items include stock-based compensation expense, depreciation and amortization, amortization of debt discount, and deferred tax expenses (benefits), and non-cash straight-line rent expense. These amounts totaled approximately $1,735,000 and ($525,000) in the first nine months of 2022 and 2021, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

In the first nine months of 2022, changes in operating assets and liabilities resulted in net cash used in operating activities of approximately $1.3 million which were primarily from increasing our inventory levels to cope with supply issues and longer component lead times, decrease in accounts payable, operating lease payment, increase in prepaid expenses and security deposit for the new lease agreement. The use of cash was partially offset by decrease in accounts receivable because of the lower shipment level due to weaker demand. In the first nine months of 2021, changes in operating assets and liabilities resulted in net cash used in operating activities of approximately $1.7 million which was primarily from increasing our inventory levels to cope with supply chain disruptions as demand increased with the reopening of the economy, increased accounts receivable driven by higher shipment levels in the third quarter of 2021 and increased prepaid expenses. The uses of cash were partially offset by increases in accrued payroll and related expenses, primarily employee incentive-based compensation associated with improved financial performance, and by increases in accounts payable driven primarily by increased inventory purchases.

Index

In the first nine months of 2022 and 2021, we invested approximately $911,000 and $563,000, respectively, in computer software development, website development, and manufacturing tooling.

Net cash used in financing activities was approximately $918,000 in the first nine months of 2022, compared to net cash provided by financing activities was approximately $2.61 million in the comparable period a year ago. Financing activities in 2022 consisted primarily of approximately $654,000 repurchase of treasury stock, $375,000 repayment of our term loan, partially offset by the proceeds of employee stock options in the amount of $111,000. Financing activities in the first nine months of 2021 consisted primarily of $1.86 million of proceeds of employee stock options exercised and of $750,000 borrowed on the CalCap loan.

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

Contractual Obligations

Our contractual cash obligations on September 30, 2022 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$9,494,000	$9,012,000	$482,000	$—	$—
Operating lease	4,568,000	565,000	1,279,000	1,352,000	1,372,000
Total contractual obligations	$14,062,000	$9,577,000	$1,761,000	$1,352,000	$1,372,000

Index

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

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

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. For the third quarter of 2022, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, and payables, was approximately $37,000. We will continue to monitor and assess our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If global economic conditions continue to deteriorate, it may further impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets worsen. The impact of such future developments on our business, including as a result of the COVID-19 pandemic and Russia’s military action against Ukraine, is highly uncertain and cannot be predicted. If the overall economy is negatively impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakening our ability to develop potential businesses and a decreased ability to raise additional capital when needed on acceptable terms, if at all.

We may not return to profitability.

To return to profitability, we must accomplish numerous objectives, including achieving continued growth in our business, providing ongoing support to registered App providers whose applications support the use of our data capture products, and developing successful new products. We cannot foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient revenue or control our expenses enough to maintain ongoing profitability. If we cannot return to profitability, we will not be able to support our operations from positive cash flows, and we would be required to use our existing cash to support operating losses. If we are unable to secure the necessary capital to replace that cash, we may need to suspend some or all of our current operations.

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

Because we distribute and fulfill resellers’ orders for our products primarily through distributors, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build-up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity. During the nine months ended September 30, 2022 and 2021, Ingram Micro® and BlueStar together represented approximately 49% and 54%, respectively, of our worldwide sales. We expect that a significant portion of our sales will continue to depend on sales to a limited number of distributors.

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

As of November 9, 2022, we had 7,175,025 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of November 9, 2022, we had 1,296,723 shares of common stock subject to outstanding options under our stock option plans, 844,976 shares of restricted stock outstanding, and 187,507 shares of common stock available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and restricted stock and reserved for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options and unvested restricted stock will be eligible for resale in the public market as soon as the options are exercised or the restricted stock vests, as applicable.

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

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchase activity during the nine months ended September 30, 2022 was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 11, 2022 to May 4, 2022
Open market purchases	90,913	$4.16

July 1, 2022 to August 10, 2022
Open market purchases	90,029	$3.06

Total	180,942		$1,146,316

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Document

*       Filed herewith.

**       Furnished herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCKET MOBILE, INC.

Registrant

Date: November 14, 2022	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2022	/s/ Lynn Zhao
Lynn Zhao
Vice President of Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index