Form 10-K
period 2022-12-31
SOCKET MOBILE, INC.
filed 2023-03-31
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of June 30, 2022, the aggregate market value of the registrant’s Common Stock ($0.001 par value) held by non-affiliates of the registrant was $18,377,320 based on the closing sale price as reported on the NASDAQ Marketplace system.

The number of shares of Common Stock ($0.001 par value) outstanding as of March 24, 2023: 7,123,999 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III are incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2023. Such Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements forecasting our future financial condition and results, our future operating activities, market acceptance of our products, expectations for general market growth of mobile computing devices, growth in demand for our data capture products, expansion of the markets that we serve, expansion of the distribution channels for our products, and the timing of the introduction and availability of new products, as well as other forecasts discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “may,” “will,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs and assumptions. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Factors that could cause actual results and outcomes to differ materially include, but are not limited to: volatility in the world economy generally and in the markets we serve in particular, including the impact of Russia’s military action against Ukraine; the risk of delays in the availability of our products due to technological, market or financial factors including the availability of product components and necessary working capital; our ability to successfully develop, introduce and market future products; our ability to effectively manage and contain our operating costs; the availability of third-party hardware and software that our products are intended to work with; product delays associated with new model introductions and product changeovers by the makers of products that our products are intended to work with; continued growth in demand for barcode scanners; market acceptance of emerging standards such as RFID/Near Field Communications and of our related data capture products; the ability of our strategic relationships to benefit our business as expected; our ability to enter into additional distribution relationships; and other factors described in this Form 10-K including “Item 1A. Risk Factors” and recent Form 8-K and Form 10-Q reports filed with the Securities and Exchange Commission. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

We were founded in March 1992 as Socket Communications, Inc. and reincorporated in Delaware in 1995 prior to our initial public offering in June 1995. We have financed our operations since inception primarily from the sale of equity capital or convertible debt, receivables-based revolving lines of credit and term loans with our bank. We began doing business as Socket Mobile, Inc. in January 2007 to better reflect our market focus on the mobile business market and changed our legal name to Socket Mobile, Inc. in April 2008. Our common stock trades on the NASDAQ Capital Market under the symbol “SCKT”. Our principal executive offices are located at 40675 Encyclopedia Circle, Fremont, CA 94538, and our phone number is (510) 933-3000.

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

Products

Our primary products are cordless data capture devices incorporating barcode scanning or RFID/Near Field Communications (NFC) technologies that connect over Bluetooth. All products work with applications running on smartphones, mobile computers and tablets using operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®). We offer an easy-to-use software developer kit (CaptureSDK) to application providers, which enables them to provide their consumers with our advanced barcode scanning features. Our products are integrated by the application providers and are marketed by the application providers or their resellers. The number of application providers supporting our data capture solutions continues to grow.

SocketScan family. Our SocketScan family consists of the 700 Series (S700, S720, S730, S720, S740) companion scanners and 800 Series (S800, S820, S840, S860) attachable scanners. 700 Series are available in multiple vivid colors: blue, green, red, white, yellow and black. S720 reads both 1D and 2D barcodes on paper and screen. It’s a drop-in replacement for our most sold S700 while adding QR code functionality. 800 Series, 1D linear imaging (S800) and 2D (S820, S840, S860) are attachable to smartphones, tablets and other mobile devices with an easily detachable clip or DuraCase, creating a one-handed solution. S860 includes MRZ (machine-readable zone) support, making it capable of scanning passports, visas, and other travel documents in addition to barcodes. SocketScan 800 Series scanners may be used stand-alone as well. S820, which was launched recently, provides a basic and affordable option for those who wish to upgrade to 2D scanning.

DuraScan® Family. Our DuraScan® family consists of 700 Series (D700, D720, D730, D740, D745, D750, D755, D760) companion scanners and 800 Series (D800, D820, D840, D860) attachable scanners, which are designed to be durable barcode scanners with IP54-rated outer casing to withstand tougher environments. D740 is priced competitively with a 1D barcode scanner, making it the affordable 2D option available in the market. D820, which was launched recently, provides a basic and affordable option for those who wish to upgrade to 2D scanning. D745 and D755 are medical-grade, universal scanners. D760 and D860 include MRZ (machine-readable zone) support, making it capable of scanning passports, visas, and other travel documents. D820 provides a basic and affordable option for those who wish to upgrade to 2D scanning.

DuraSled Family. Our DuraSled (DS800, DS820, DS840, DS860) is a barcode scanning sled designed for durability. It combines a phone with a scanner to create a one-handed solution. DuraSled protects phones from impact damage and provides a robust charging solution for all environments. It is easy-to-use and ideal for delivery services, stock counting, ticketing and other App-driven mobile solutions. The DuraSled products are compatible with Apple, Samsung and Windows devices. DS820 provides a basic and affordable option for those who wish to upgrade to 2D scanning.

 Contactless RFID/NFC reader writer.  Our contactless product line includes D600, S550 and S370. The D600, an ergonomically handheld model with IP54-rated outer casing, can read and write many different types of electronic SmartTags or transfer data with near-field communication. The S550, a contactless membership card reader/writer, is designed to facilitate tap-and-go smart card and NFC applications. S370 supports both barcode scanning and Near Field Communication (NFC) reading and writing technologies. It provides App providers the ability to read both QR code-based and NFC-based credentials, allowing App providers to accept multiple formats with one device. S370 can also read credentials following ISO 18013-5, the Mobile Driver’s License (mDL) standard being adopted in many states and countries.

SocketCam family. In Q1 2022, we announced our SocketCam product, C820, a software-based barcode scanner, which offers a free, flexible, quick, and reliable data capture solution to our App partners who can include the C820 in their applications to provide free scanning to their end-users. The SocketCam C820 is the first member of the SocketCam family and turns any mobile device into a high-performance barcode scanner. App providers are challenged to service a wide range of customers with various data capture requirements, from price-sensitive to performance-sensitive, and even multiple data types. The addition of the C820 seamlessly enables these diverse requirements. End-users whose data capture requirements exceed the capabilities of the free camera-based scanners will have the choice of purchasing a Socket Scanner or using an advanced version of the camera-based scanner which is expected to be available in 2023.

Software Developer Kit (CaptureSDK). Our Software Developer Kit (CaptureSDK) supports all our data capture devices with a single integration, making it easier for App providers to integrate our data capture capabilities into their applications. With the installation of our data capture software, the App providers’ customers can choose any of our products that work best for them. Our CaptureSDK enables the App providers to modify captured data, control the placement of the barcoded or RFID data in their applications, and control the feedback to the user that the transaction and transmission were successfully completed. Our CaptureSDK also supports the built-in camera in a customer’s smartphone or tablet to be used for occasional or lower-volume data collection requirements. The CaptureSDK uses tools integrated with software building environments such as Swift Package Manager, Maven and NuGet, adds support for high-level frameworks such as MAUI, ReactNative, Java, JavaScript and Flutter, and adds other features to make it easier for App providers to integrate our data capture software into their applications.

We design our own products and are responsible for all associated test equipment. We subcontract the manufacturing of all our product components to independent third-party contract manufacturers located in the United States, Mexico, Taiwan, Singapore, Malaysia and China that have the equipment, know-how and capacity to manufacture products to our specifications. We perform final product assembly, testing and packaging at, and distribute our products from, our Fremont, California facility. We offer our products worldwide through two-tier distribution enabling customers to purchase from large numbers of online resellers around the world including application providers who resell their own solutions along with our data capture products.

We believe growth in mobile applications and the mobile workforce resulting from technical advances in mobile technologies, cost reductions in mobile devices and the growing adoption by businesses of mobile applications for smartphones and tablets, builds a growing demand for our products. Our data capture products address the need for speed and accuracy by today’s mobile workers and by the systems supporting those workers, thereby enhancing their productivity and allowing them to exploit time-sensitive opportunities and improve customer satisfaction.

Our Mission, Vision, and Core Values

Our mission is to supply innovative and cost-effective data capture tools for businesses that use mobile platforms to conduct business in mobile environments.

Our vision is to manage the complexity of capturing and delivering data across a spectrum of data sources, network technologies, and mobile systems so that our customers can concentrate on applications of the data. Our customers are application providers and their consumers in need of data capture solutions.

We have embraced the following core values:

Accountability: We take ownership and responsibility for our actions and performance. We learn from our mistakes and celebrate our successes.

Customer Focus: We live by and for our customer's success. We want to earn their top-of-mind choice, enhance their final customer experience, and create value through our relationship.

Excellence: We take pride in what we make and do and value the creativity, talent, ambition, and drive of each employee to be his or her best and to achieve superior results.

Integrity: We are honest and ethical in all our dealings with each other, customers, business partners, suppliers, competitors, and other stakeholders. We say what we mean and mean what we say.

Mutual Respect: We value people's differences and diverse opinions, and we treat each other fairly.

Marketing Dynamics

Application provider relationships. We actively support application providers to integrate our data capture solutions into their applications. We provide an easy-to-use software developer kit (CaptureSDK) and training and technical support to our application providers. We support the marketing activities of our application providers in promoting the applications that include our products. Once our data capture products are integrated by the application provider, our products become an ingredient of the application solution and part of the application provider’s marketing program. We provide regular CaptureSDK updates including updates that support the latest operating system updates provided by Apple, Google, and Microsoft. We spend extensive engineering time and resources to ensure that our cordless data capture products are compatible with a wide variety of the most popular smartphones, tablets, and mobile computers running a variety of operating systems. We comply with the standards set by the standard-setting bodies whose technologies are used in our products such as Bluetooth SIG, NFC Forum, GS1, and AIM Global.

Mobile Markets. Our revenues are primarily driven by sales of barcode scanners integrated into mPOS (mobile Point of Sale) applications used with Apple tablets and other mobile devices. Many mPOS application providers develop software for smaller retailers using tablets as cash registers. Other mobile markets addressed by application providers include commercial services (field workers), asset tracking, manufacturing process and quality control, transportation and logistics (goods tracking and movement), event management (ticketing, entry, access control, and identification), medical and education. We expect these markets to increase the use of mobile applications and the demand for barcode scanners.

Expanded and improved product offerings. We offer a wide range of products that enable application providers and their consumers to design their mobile systems to meet their specific requirements, and we encourage our distributors to support the full range of our products. The goal is for customers to view Socket Mobile as a primary source for their mobile data capture needs. Our products include stand-alone barcode scanners in both durable and standard cases, attachable barcode scanners, and RFID/NFC reader/writer. We provide a software developer kit to application providers to enable our advanced data capture software to be easily integrated into applications. See “Item 1 Business. The Company and its Products” for a more detailed description of our products.

We design our products to comply with the regulations of the many worldwide agencies that regulate the safety, performance, and use of electronic products.

Competitive pricing. We have designed our products to be priced competitively although we are subject to changes in component pricing by our suppliers. We update our products from time to time and work with our vendors to achieve reductions in component pricing.

Worldwide product availability. We distribute our products through a worldwide distribution network that places products into geographic regions to shorten purchasing time and provides a credit shield to us. Our largest distributors are Ingram Micro®, ScanSource® and Blue Star, and they support a worldwide network of online resellers including Shopify®, Amazon.com, and CDW®. We also offer products in our own online stores.

Strong Brand Name. We believe that our products make a difference in the daily work life of mobile workers and the people they serve. We are building a brand image focused on business mobility. This image closely associates us with business mobility solutions and to reflect this image, we began doing business as Socket Mobile, Inc. in January 2007 and changed our legal name to Socket Mobile, Inc. in April 2008. We stress to customers the design of our products for the markets they serve, emphasizing quality and standards-based connectivity. Mobility requires products that are compact and designed to be handled while mobile, with low power consumption to extend the time between charges, and are easy to use. We strive to offer high-performance products at a wide range of competitive prices. Through our developer support program, we work closely with application providers who are developing productivity-enhancing applications for the mobile workforce. Our overall company brand identity and positioning goal is to be a leading provider of easy-to-deploy business mobility data capture systems to the business mobility market.

Competition and Competitive Risks

The overall market for mobile handheld data capture solutions is both complex and competitive. Our barcode scanning hardware products compete with similar hardware products in all our markets in the United States, Europe and Asia, and we differentiate our products with our software developer kit and our underlying data capture software designed to work with smartphones, tablets, and other mobile computers running the Apple, Android and Windows operating systems. Our longtime focus on creating innovative mobile solutions for the mobile workforce has resulted in good brand name recognition and reputation. We believe that our brand name identifies our products as durable, dependable, ergonomic, and easy to use, all features designed for a mobile worker while mobile, and the breadth of our product offerings, including the extensively advanced features of our software and software developer kit, will continue to differentiate us relative to our competitors.

Cordless Barcode Scanning. We offer a full range of handheld cordless barcode scanners connecting to smartphones, tablets, and other computing devices over Bluetooth and SocketCam product, C820, a software-based barcode scanner. Our Software Developer Kit (CaptureSDK) enables application providers to integrate the features of our Data Capture software into their applications and helps differentiate our products. Our Cordless Barcode Scanners face competition from similar products from Koamtec, Code Corporation and Opticon (Japan). Barcodes may also be scanned using the built-in camera in smartphones or tablets with applications from Scandit or Manatee Works. Users may choose a barcode scanner that connects directly to an Apple tablet, iPhone or a computer such as offered by Infinite Peripherals and Honeywell. Users also may choose more rugged barcode scanners as an alternative, some of which are integrated into computing devices from manufacturers such as Datalogic, Honeywell®, and Zebra Technologies. Many of these devices are not Apple certified. Many connect to Apple devices over Bluetooth in keyboard emulation mode and do not offer extensive tools for application providers such as our software developer kit (CaptureSDK) to integrate features of our sophisticated data collection scanning software and hardware needed to meet the consumer’s requirement.

Contactless RFID/NFC Reader/Writer. We developed and commenced sales in 2017 of a Contactless RFID/NFC Reader/Writer, D600 that can read and write many different types of electronic SmartTags used in many applications today, like digital wallet applications for loyalty cards, identification cards, payment cards, coupons and event tickets. In 2020, we launched a Contactless Membership Card Reader/Writer, S550 which enables us to expand our business into the emerging market for tap-and-go solutions that have traditionally been limited to payment solutions, such as Apple Pay, but can now be used for ticketing, access, and identification applications. The S550 was chosen as a finalist for the NFC Innovation Award in 2022. In 2022, we also launched S370, a universal NFC & QR Code Mobile Wallet Reader to enable our app partners to support eWallet-centric opportunities like mobile driver licenses and digital healthcare cards. We believe we are an early entrant into this market and do not face significant head-to-head competition from alternative reader/writer devices.

Proprietary Technology and Intellectual Property

We have been granted U.S. patents and design patents and have other patent applications under review. We have registered trademarks with the U.S. Patent and Trademark Office for the mark “Socket”, our logo, DuraScan, and SocketScan.

We have developed technological building blocks that enhance our ability to design new hardware and software products, offer products that run on multiple software and hardware platforms, and manufacture and package products efficiently.

We own and control the design of our barcode scanners, enabling us to modify its features or software to meet specific customer requirements.

We have developed software programs that provide unique functions and features for our data collection products. For example, our data collection software enables our barcode scanning products to scan a variety of barcodes and to route the data to many different types of data files on operating systems used in Apple, Android, and Windows mobile devices. We use Bluetooth technology to provide a completely functional Bluetooth solution enabling connections and data transfers between Bluetooth-enabled devices. Our companion applications assist Apple iOS, Android and Windows users with the proper setup and use of our data capture products.

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

Personnel

Our future success will depend in significant part upon the continued service of certain of our key technical and senior management personnel, and our continuing ability to attract, assimilate and retain highly qualified technical, managerial, and sales and marketing personnel. Our total employee headcount was 56 and 53 as of December 31, 2022 and 2021, respectively. Our employees are not represented by a union, and we consider our employee relationships to be good. As of December 31, 2022, we had 15 persons in sales, marketing, and customer service, 16 persons in development engineering, 8 persons in finance and administration, and 17 persons in operations.

Item 1A. Risk Factors.

Ownership of the Company’s securities involves a number of risks and uncertainties. Potential investors should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K and our other public filings with the Securities and Exchange Commission before deciding whether to invest in the Company’s securities. The Company’s business, financial condition or results of operations could be materially adversely affected by any of these risks. The risks described below are not the only ones facing the Company. Additional risks that are currently unknown to the Company or that the Company currently considers immaterial may also impair its business or adversely affect its financial condition or results of operations.

A deterioration in global economic conditions may have adverse impacts on our business and financial condition in ways that we currently cannot predict and may limit our ability to raise additional funds.

If global economic conditions continue to deteriorate, it may further impact our business and our financial condition. We may face significant challenges if conditions in the financial markets worsen. The impact of such future developments on our business, including as a result of the COVID-19 pandemic and Russia’s military action against Ukraine, is highly uncertain and cannot be predicted. If the overall economy is negatively impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakening our ability to develop potential businesses and a decreased ability to raise additional capital when needed on acceptable terms, if at all.

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

Our credit agreements with our bank require us to remain in compliance with the covenants specified under the terms of the agreement. The agreements also contain customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock, enter into transactions with affiliates and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. The agreements also contain customary events of default including, among others, payment defaults, breaches of covenants, bankruptcy and insolvency events, cross defaults with certain material indebtedness, judgment defaults, and breaches of representations and warranties. Upon an event of default, our bank may declare all or a portion of our outstanding obligations payable to be immediately due and payable and exercise other rights and remedies provided for under the agreement. During the existence of an event of default, interest on the obligations could be increased. The agreements may be terminated by us or by our bank at any time. Upon such termination, our bank would no longer make advances under the credit agreement and outstanding advances would be repaid as receivables are collected. All advances are at our bank’s discretion and our bank is not obligated to make advances.

If application providers are not successful in their efforts to develop, market and sell the applications into which our software and products are incorporated, we may not achieve our sales projections.

We are dependent upon App providers to integrate our scanning and software products into their applications designed for mobile workers using smartphones, tablets and mobile computers, and to successfully market and sell those application products and solutions into the marketplace. We focus on serving the needs of App providers as sales of our data capture products are application driven. However, these providers may take considerable time to complete the development of their applications, may experience delays in their development timelines, may develop competing applications, may be unsuccessful in marketing and selling their application products and solutions to customers, or may experience delays in customer deployments and implementations, which would adversely affect our ability to achieve our revenue projections.

Failure to maintain effective internal controls could have a material adverse effect on our business, operating results, and stock price.

We have evaluated and will continue to evaluate our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the design and effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition and access to assets, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

Our accounts receivables are derived primarily from distributors. We perform ongoing credit evaluations of our customers’ financial conditions but generally require no collateral from our customers. Reserves are maintained for potential credit losses, and such losses have historically been within such reserves. However, many of our customers may be thinly capitalized and may be prone to failure in adverse market conditions. Although our collection history has been good, from time to time a customer may not pay us because of financial difficulty, bankruptcy or liquidation. If global financial conditions have an impact on our customer’s ability to pay us in a timely manner, consequently, we may experience increased difficulty in collecting our accounts receivable, and we may have to increase our reserves in anticipation of increased uncollectible accounts.

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

If demand increases beyond forecasted levels, we will have to rapidly increase production at our third-party manufacturers. We depend on suppliers to provide additional volumes of components, and suppliers might not be able to increase production rapidly enough to meet unexpected demand. Even if we were able to procure enough components, our third-party manufacturers might not be able to produce enough of our devices to meet our customer demand. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs could lower our profit margins. Further, if production is increased rapidly, manufacturing yields could decline, which may also lower operating results.

We rely primarily on distributors to distribute our products, and our sales would suffer if any of these distributors stops distributing our products effectively.

Because we distribute and fulfill resellers’ orders for our products primarily through distributors, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build-up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity. During the twelve months ended December 31, 2022 and 2021, Ingram Micro® and BlueStar together represented approximately 50% and 53%, respectively, of our worldwide sales. We expect that a significant portion of our sales will continue to depend on sales to a limited number of distributors.

Our agreements with distributors are generally nonexclusive and may be terminated on short notice by them without cause. Our distributors are not within our control, are not obligated to purchase products from us, and may offer competitive lines of products simultaneously. Sales growth is contingent in part on our ability to enter into additional distribution relationships and expand our sales channels. We cannot predict whether we will be successful in establishing new distribution relationships, expanding our sales channels or maintaining our existing relationships. A failure to enter into new distribution relationships, expand our sales channels, or maintain our existing relationships could adversely impact our ability to grow our sales.

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

We depend on strategic alliances and business relationships with leading participants in various segments of the mobile applications market to help us develop and market our products. Our strategic partners may revoke their commitment to our products or services at any time in the future or may develop their own competitive products or services. Accordingly, our strategic relationships may not result in sustained business alliances, successful product or service offerings, or the generation of significant revenues. Failure of one or more of such alliances could result in delay or termination of product development projects, failure to win new customers or loss of confidence by current or potential customers.

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

Our business depends on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, trade secret laws, and other restrictions on disclosure to protect our proprietary technologies. We cannot be sure that these measures will provide meaningful protection for our proprietary technologies and processes. We cannot be sure that any patent issued to us will be sufficient to protect our technology. The failure of any patents to provide protection for our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to license certain of our patents to other parties, including our competitors that develop products based upon the adopted standards.

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

Our hardware and software products may contain undetected flaws, which may not be discovered until customers have used the products. From time to time, we may temporarily suspend or delay shipments or divert development resources from other projects to correct a particular product deficiency. Efforts to identify and correct errors and make design changes may be expensive and time-consuming. Failure to discover product deficiencies in the future could delay product introductions or shipments, require us to recall previously shipped products to make design modifications, or cause unfavorable publicity, any of which could adversely affect our business and operating results.

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

We have been using stock options and restricted stocks as key components of our employee compensation packages. We believe that stock options and restricted stocks provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options and restricted stocks adversely affects our net income and earnings per share, will continue to adversely affect future quarters, and will make profitability harder to achieve. In addition, we may decide in response to the effects of expensing stock options and restricted stocks on our operating results to reduce the number of stock options or restricted stocks granted to employees or to grant to fewer employees. This could adversely affect our ability to retain existing employees or attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

Our export sales are primarily denominated in Euros for our sales to European distributors and in British pounds for our sales to UK distributors. Accordingly, an increase in the value of the United States dollar relative to the Euro or British pound could make our products more expensive and therefore potentially less competitive in European markets. Declines in the value of the Euro or pound relative to the United States dollar may result in foreign currency losses relating to the collection of receivables denominated if left unhedged.

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

The COVID-19 pandemic has affected and could continue to have a material adverse impact on our financial condition and the results of operations.

The COVID-19 pandemic has impacted and may continue to impact our workforce and operations and those of our customers, partners, vendors and suppliers, and the unfavorable impacts we may experience include:

•	Reductions or volatility in demand for one or more of our products which may be caused by the temporary inability of consumers to purchase our products due to illness, business closures, or financial hardship; and shifts in demand away from one or more of our higher-priced products to lower-priced products. If prolonged, such impacts can further increase the difficulty in planning our operations, which may adversely impact our results, liquidity, and financial condition.
•	Inability to meet our customers’ needs due to disruptions in our manufacturing operations.
•	Failure of third parties on which we rely, including our suppliers, contract manufacturers, and distributors, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, which may adversely impact our operations, liquidity, and financial condition.

We modified our business and workforce practices in response to COVID-19, including with respect to flexible work and social distancing measures, and we may take further actions as required by government regulations or in the best interests of our employees, customers, partners, and suppliers. These and other measures have caused and may in the future cause us to incur incremental expenses and costs.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance and our ability to timely execute our business strategies may continue to be difficult to measure and predict. The impact of COVID-19 can also exacerbate other risks discussed in these risk factors.

Our quarterly operating results may fluctuate in future periods, which could cause our stock price to decline.

We expect to experience quarterly fluctuations in operating results in the future. Quarterly revenues and operating results depend on the volume and timing of orders received, which sometimes are difficult to forecast. Historically, we have recognized a substantial portion of our revenue in the last month of the quarter. This subjects us to the risk that even modest delays in orders or in the manufacture of products relating to orders received, may adversely affect our quarterly operating results. Our operating results may also fluctuate due to factors such as:

•	the demand for our products;
•	the size and timing of customer orders;
•	unanticipated delays or problems in our introduction of new products and product enhancements;
•	the introduction of new products and product enhancements by our competitors;
•	the timing of the introduction and deployment of new applications that work with our products;
•	changes in the revenues attributable to royalties and engineering development services;
•	product mix;
•	timing of software enhancements;
•	changes in the level of operating expenses;
•	competitive conditions in the industry including competitive pressures resulting in lower average selling prices;
•	timing of distributors’ shipments to their customers;
•	delays in supplies of key components used in the manufacturing of our products; and
•	general economic conditions and conditions specific to our customers’ industries.

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

As of March 24, 2023, we had 7,123,999 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to the manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of March 24, 2023, we had 1,267,528 shares of common stock subject to outstanding options under our stock option plans, 1,070,435 shares of restricted stock outstanding, and 424,212 shares of common stock available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and restricted stock and reserved them for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options and unvested restricted stock will be eligible for resale in the public market as soon as the options are exercised or the restricted stock vests, as applicable.

Volatility in the trading price of our common stock could negatively impact the price of our common stock.

During the period from January 1, 2022 through the date of the report, our common stock price fluctuated between a high of $35.00 and a low of $0.76. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In February 2022, the Company entered into an operating lease agreement for an approximately 35,913 square-foot facility in Fremont, California where we moved our office and manufacturing operations. The lease agreement is for a base term of 87 months and a monthly rent obligation of $50,278, subject to annual increases of 3%. The lease commenced on May 1, 2022 and the Company was provided with three months of free rent.

Item 3. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Company’s common stock is traded on the NASDAQ Marketplace under the symbol “SCKT.”

On March 24, 2023, the closing sales price for our common stock as reported on the NASDAQ Marketplace was $1.96. We have not paid dividends on our common stock, and we currently intend to retain future earnings for use in our business and do not anticipate paying dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchase activity during the twelve months ended December 31, 2022 was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 11, 2022 to May 4, 2022
Open market purchases	90,913	$4.16

July 1, 2022 to August 10, 2022
Open market purchases	90,029	$3.06

October 1, 2022 to December 30, 2022
Open market purchases	85,349	$2.06

Total	266,291		$829,563

Performance Graph

The performance graph shown below shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of Socket Mobile, Inc. under the Securities Act of 1933, as amended, or the Exchange Act. The performance graph below shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from December 31, 2017 through December 31, 2022 comparing the return on the Company's common stock with the Russell 2000 Index and the NASDAQ Computer & Data Processing Index. No dividends have been declared or paid on the common stock during such period. Historical stock price performance is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities.

None.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and the notes thereto in Item 8, “Financial Statements and Supplementary Data.”

	Years Ended December 31,
(Amounts in thousands, except per share)	2018	2019	2020	2021	2022
Income Statement Data:
Revenues	$16,454	$19,253	$15,700	$23,199	$21,238
Gross profit	$8,456	$10,101	$8,335	$12,436	$10,366
Operating expenses	$9,042	$9,494	$12,686	$9,739	$10,812
Net income (loss) before income taxes	$(715)	$506	$(3,330)	$2,564	$(621)
Income tax benefit (expense)	$144	$(219)	$51	$1,903	$708
Net income (loss)	$(571)	$287	$(3,279)	$4,466	$87
Net income (loss) per share: Basic	$(0.09)	$0.05	$(0.51)	$0.58	$0.01
Diluted	$(0.09)	$0.05	$(0.51)	$0.48	$0.01
Weighted average shares outstanding:
Basic	6,095	5,984	6,036	6,991	7,185
Diluted	6,095	6,208	6,036	8,923	7,533

	At December 31,
	2018	2019	2020	2021	2022
Balance Sheet Data:
Cash and cash equivalents	$1,085	$959	$2,122	$6,096	$3,624
Total assets	$19,148	$20,009	$15,609	$25,575	$28,598

Bank line of credit	$1,317	$1,413	$—	$—	$—
Term loan	$833	$333	$—	$625	$125
Related party convertible notes payable	$—	$—	$1,272	$1,201	$1,231
Convertible notes payable	$—	$—	$170	$144	$147
Operating lease	$1,511	$1,134	$741	$258	$3,737

Total stockholders’ equity	$12,956	$13,785	$11,173	$20,046	$20,322

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources have been cash provided from operations and financing activities. Our primary requirements for liquidity and capital arise from employee-related expenditures, inventory purchases, capital expenditures, leasing of facilities, general operating expenses, and interest and principal repayments related to our outstanding indebtedness.

Net cash used in operating activities was $0.11 million for 2022 compared to net cash provided by operating activities of $2.1 million in 2021.

In 2022 and 2021, we invested approximately $1.2 million and $0.7 million, respectively, in computer software development, website development, and manufacturing tooling. We expect to continue our investing activities, including planned capital expenditures.

Net cash used in financing activities during 2022 was approximately $1.2 million, compared to approximately $2.5 million of net cash provided by financing activities during 2021. Financing activities in 2022 consisted primarily of approximately $830,000 repurchase of treasury stock, and $500,000 repayment of CalCap loan, partially offset by the proceeds from the exercise of stock options in the amount of approximately $152,000. Financing activities in 2021 consisted primarily of $1.9 million in proceeds from the exercise of stock options and a net borrowing of $625,000 on the CalCap Loan.

We can also borrow under the existing $2.5 million revolving credit facility that matures on January 31, 2025. On December 31, 2022, the Company had no outstanding drawings against the revolving credit facility.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our Annual Reports on Form 10-K for the years ended December 31, 2022 and 2021. The application of these policies requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on a combination of historical experience and reasonable judgment applied to other facts. Actual results may differ from these estimates, and such differences may be material to the financial statements. In addition, the use of different assumptions or judgments may result in different estimates. We believe our critical accounting policies that are subject to these estimates are: Revenue Recognition and Accounts Receivable Reserves, Inventory Valuation, Stock-Based Compensation, and Income Taxes.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States “GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

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

Revenue Recognition and Deferred Revenue

On January 1, 2017, we adopted ASC 606 “Revenue from Contracts with Customers” and implemented a new revenue recognition policy. Under the new policy, we recognize revenue on sales to distributors when shipping of product is completed and the title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. As of December 31, 2022, the deferred revenue and deferred cost on shipments to distributors were approximately $595,000 and $266,000, respectively, compared to approximately $407,000 and $159,000, respectively, as of December 31, 2021.

We generally recognize revenues on sales to customers other than distributors upon shipment provided that contract with the customer is identified, performance obligations in the contract are satisfied, and the price is determined. Most of our customers other than distributors do not have a right of return except under warranty.

We earn revenue from an extended warranty service program offered on select products. Revenues from the extended warranty service program are recognized ratably over the life of the extended warranty contract. The amount of unrecognized warranty service revenue is classified as deferred service revenue and presented on our balance sheet in its short and long-term components.

We also earn revenue from services performed in connection with consulting and engineering development arrangements. For those contracts that include contract milestones or acceptance criteria we recognize revenue as such milestones are achieved or as such acceptance occurs. In some instances, the acceptance criteria in the contract require acceptance after all services are complete and all other elements have been delivered, in which case revenue recognition is deferred until those requirements are met.

Accounts Receivable Allowance

We estimate the amount of uncollectible receivables at the end of each reporting period based on the aging of the receivable balance, historical trends, and communications with our customers. If actual bad debts are significantly different from our estimates our operating results will be affected.

Inventory Valuation

Our inventories primarily consist of component parts used to assemble our products after we receive orders from our customers. We purchase or have manufactured the component parts required by our engineering bill of materials. The timing and quantity of our purchases are based on order forecasts, the lead time requirements of our vendors, and economic order quantities. At the end of each reporting period, we compare our inventory on hand to our forecasted requirements for the next twelve-month period and reserve the cost of any inventory that is a surplus, less any amounts that we believe we can recover from the disposal of goods or that we specifically believe will be saleable past a nine-month horizon. Our sales forecasts are based upon historical trends, communications from customers, and marketing data regarding market trends and dynamics. Surplus or obsolete inventory can also be created by changes to our engineering bill of materials. Charges for the amounts we record as surplus or obsolete inventory are included in the cost of revenue.

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

Intangible Assets

Our intangible assets consist of completed technologies and acquired license rights. Intangible assets are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible assets. Amortization is computed using the straight-line method over the estimated useful lives of the assets.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. For the years ended December 31, 2022 and 2021, we did not recognize any impairment loss of its long-lived assets.

Income Taxes

The Company accounts for income taxes under the asset and liability method under ASC 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determined deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company recorded uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Results of Operations for Years Ended December 31, 2022 and 2021

Revenues

Revenue for 2022 was $21.2 million, a decrease of 8% compared to revenue of $23.2 million for 2021. Revenue of SocketScan series products represented 80% of our 2022 revenue and decreased by 4% compared to 2021. Our DuraScan series products, which are weatherproof and ruggedized and primarily targeted at commercial, industrial, warehousing, and outdoor application and their associated customers, represented about 14% of 2022 revenue and decreased 22% compared to 2021. The decrease in revenue was due to weak demand, particularly in retail, which is our primary revenue driver.

Gross Margins

Annual gross margins on revenue decreased to 48.8% in 2022 from 53.6% in 2021. The decrease in gross margin was driven by significant inflation and persistent higher component costs as well as the allocation of manufacturing overhead costs across lower production volumes.

Research and Development Expenses

For the years ended December 31, 2022 and 2021, we incurred approximately $4.4 million and $4.0 million, respectively, of research and development expenses, an increase of approximately $398,000, or 10%. The increase in research and development expenses was primarily due to an increase of approximately $310,000 in payroll-related costs due to the impact of annual salary increase and headcount growth.

Research and development expenses as a percentage of revenue were 21% in 2022 and 17% in 2021. We believe that a continued commitment to Research and Development activities is essential to maintain or achieve a leadership position for our existing products, to provide innovative new product offerings, and to provide engineering support for key customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant Research and Development investments in the future. The investment percentage is impacted by revenue levels and investing cycles.

Sales and Marketing Expenses

Sales and marketing expenses in 2022 were approximately $3.6 million, an increase of approximately 21% compared to $3.0 million in 2021. The increase in expenses in 2022 was primarily due to the impact of our annual salary increase and the increase in the number of employees. We expect our compensation expense to increase as we selectively add new talent and adjust compensation to market conditions.

General and Administrative Expenses

General and administrative expenses in 2022 was $2.81 million, an increase of approximately $40,000 or 1% compared to $2.77 million in 2021.

Interest Expense, net of Interest Income

Interest expense and other, net of interest income and other, was approximately $175,000 in 2022 compared to approximately $199,000 in 2021. Interest expense in both 2022 and 2021 was primarily related to the subordinated convertible notes (see Note 4, Secured Subordinated Convertible Notes Payable, of the Notes to Financial Statements included in this Annual Report on Form 10-K for further information) and interest on the bank term loan.

Interest income reflects the interest earned on cash balances. Interest income was nominal in each of the comparable periods.

Income Taxes

We recorded an income tax benefit of $708,000 (an effective tax rate of 114.1%) in 2022, compared to $1.9 million (an effective tax rate of negative 45.6%) in 2021. The Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into U.S. law in December 2017, eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174 effective January 1, 2022. The amended provision under Section 174 requires us to capitalize and amortize these expenditures over five years (for U.S.-based research). As of December 31, 2022, we recorded an increase in taxable income of $3.95 million and an increase in net deferred tax asset of $1.1 million. We are monitoring legislation for any further changes to Section 174 and the potential impact on our financial statements in 2023.

The 2021 effective tax was primarily attributed to the income tax benefit of $1.9 million resulting from the disqualifying disposition of incentive stock options.

Our net operating loss carry-forwards will expire at various dates from 2023 through 2033. The Company’s deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry-forwards, was valued at $8.67 million and $7.96 million as of December 31, 2022 and 2021, respectively.

Quarterly Results of Operations

The following table sets forth a summary of quarterly statements of operations data for each of the quarters in 2021 and 2022. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in our opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended (unaudited)
(Amounts in thousands, except per share amounts)	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022
Summary Quarterly Data:
Revenue	$4,813	$5,953	$6,319	$6,114	$6,293	$6,046	$3,728	$5,171
Cost of revenue	2,239	2,698	2,896	2,929	3,165	3,010	2,073	2,623
Gross profit	2,574	3,255	3,423	3,185	3,128	3,036	1,655	2,548
Operating expenses:
Research and development	931	972	1,014	1,047	1,054	1,121	1,096	1,091
Sales and marketing	660	734	788	820	900	964	865	909
General and administrative	741	735	667	630	710	761	641	700
Total operating expenses	2,332	2,441	2,469	2,497	2,664	2,846	2,602	2,700
Extinguishment of debt income and other income	10	—	—	55	—	—	—	—
Interest expense, net	(49)	(51)	(50)	(49)	(46)	(45)	(43)	(41)
Income tax (expense) benefit	—	1,864	(260)	299	(76)	(40)	116	708
Net income (loss)	$203	$2,627	$644	$993	$342	$104	$(874)	$515
Basic net income (loss) per share	$0.03	$0.34	$0.08	$0.13	$0.04	$0.01	$(0.11)	$0.06
Fully diluted net income (loss) per share	$0.03	$0.27	$0.07	$0.11	$0.04	$0.01	$(0.11)	$0.06

Our quarterly revenue and operating results depend on the volume and timing of orders received, which are difficult to forecast. Historically, we have recognized a substantial portion of our revenue in the last month of the quarter. Operating results may also fluctuate due to factors such as the demand for our products, the size and timing of customer orders, the introduction of new products and product enhancements by us or our competitors, product mix, the timing of software enhancements, manufacturing supply shortages, changes in the level of operating expenses, and competitive conditions in the industry. Because our staffing and other operating expenses are based on anticipated revenue, a substantial portion of which is not typically generated until the end of each quarter, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter.

Contractual Obligations

Our contractual obligations as of December 31, 2022 are outlined in the table shown below:

	Payments Due by Period
Contractual Obligations	Total	1 year	2 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$8,674,000	$8,409,000	$265,000	$—	$—
Operating leases	4,415,000	621,000	1,290,000	1,365,000	1,139,000
Total contractual obligations	$13,089,000	$9,030,000	$1,555,000	$1,365,000	$1,139,000

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Recent Accounting Pronouncements

See Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this Annual Report on Form 10-K for additional information regarding the status of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank term loan and credit line facilities. Amounts outstanding under the term loan bear interest at the lender's prime rate (minimum of 4.25%) plus 0.75%. Our bank credit line facilities of up to $2.5 million have variable interest rates based upon the lender's prime rate (minimum of 4.25%) plus 0.75%, for both the domestic line (up to $2.0 million) and the international line (up to $0.5 million). Accordingly, interest rate increases could increase our interest expense on outstanding term loans and credit line balances.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended December 31, 2022, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the fourth quarter 2022 of approximately $24,000 if left unprotected. For the fourth quarter of 2022, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net gain of $15,400. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

Item 8. Financial Statements and Supplementary Data

The supplementary information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Socket Mobile, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Socket Mobile, Inc. (“the Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Deferred Tax Asset Valuation Allowance Assessment

Critical Audit Matter Description

As described in note 9 to the financial statements, the Company is in a net deferred tax asset position before valuation allowance. The deferred tax assets consist principally of net operating loss carryforwards. The future realization of the tax benefits from existing temporary differences and tax attributes ultimately depends on the existence of sufficient taxable income. In assessing the realization of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the preparation of an undiscounted projected future cash flow analysis.

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

Draper, UT

March 30, 2023

Auditor Firm ID: 3627

SOCKET MOBILE, INC.
BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,623,469	$6,095,886
Accounts receivable, net	2,659,861	2,576,240
Inventories, net	5,601,691	5,154,524
Prepaid expenses and other current assets	617,188	395,161
Deferred cost on shipments to distributors	266,327	158,977
Total current assets	12,768,536	14,380,788

Property and equipment:
Machinery and office equipment	1,533,087	2,436,897
Computer equipment	2,715,121	1,909,895
Property and equipment, gross	4,248,208	4,346,792
Accumulated depreciation	(2,590,999)	(3,277,979)
Property and equipment, net	1,657,209	1,068,813

Intangible assets, net	1,693,927	1,813,961
Other long-term assets	250,239	140,281
Deferred tax assets	8,668,419	7,960,419
Operating lease right-of-use asset	3,559,658	210,839
Total assets	$28,597,988	$25,575,101

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,665,028	$2,169,055
Accrued payroll and related expenses	742,541	692,994
Deferred revenue on shipments to distributors	594,793	407,235
Short term portion of deferred service revenue	22,599	17,128
Notes payable – current portion	125,000	500,000
Subordinated convertible notes payable, net of discount	147,409	143,514
Subordinated convertible notes payable, net of discount-related party	1,230,530	1,201,334
Operating lease – current portion	444,529	258,097
Total current liabilities	4,972,429	5,389,357

Long-term portion of note payable	—	125,000
Long-term portion of operating lease	3,292,035	—
Long-term portion of deferred service revenue	11,767	14,281
Total liabilities	8,276,231	5,528,638

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares, Issued and outstanding – 7,089,676 shares at December 31, 2022 and 7,183,874 shares at December 31, 2021	7,090	7,184
Additional paid-in capital	67,157,650	66,139,630
Treasury stock	(829,563)	—
Accumulated deficit	(46,013,420)	(46,100,351)
Total stockholders’ equity	20,321,757	20,046,463
Total liabilities and stockholders’ equity	$28,597,988	$25,575,101

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021

Revenues	$21,237,768	$23,199,061

Cost of revenues	10,871,312	10,762,617

Gross profit	10,366,456	12,436,444

Operating expenses:
Research and development	4,362,119	3,964,599
Sales and marketing	3,638,113	3,002,573
General and administrative	2,812,243	2,771,891
Total operating expenses	10,812,475	9,739,063

Operating income (loss)	(446,019)	2,697,381

Interest expense, net	(175,050)	(198,935)
Other income	—	65,082

Net income (loss) before income taxes	(621,069)	2,563,528
Income tax benefit	708,000	1,902,729
Net income	$86,931	$4,466,257

Net income (loss) per share:
Basic	$0.01	$0.58
Fully diluted	$0.01	$0.48

Weighted average shares outstanding:
Basic	7,184,847	6,991,194
Fully diluted	7,532,924	8,923,487

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance on December 31, 2020	6,102,630	$6,103	$61,733,522	—	$—	$(50,566,608)	$11,173,017
Vesting of restricted stocks	40,125	40	(40)	—	—	—	—
Repurchase of common stock	(758)	—	(2,937)	—	—	—	(2,937)
Cancellation of restricted stock	(14,128)	(14)	14	—	—	—	—
Conversion of convertible note	89,040	89	129,911	—	—		130,000
Issuance of common stock for intangible assets	184,332	184	1,686,956	—	—	—	1,687,140
Exercise of stock options	782,633	782	1,898,779	—	—	—	1,899,561
Stock-based compensation	—	—	693,425	—	—	—	693,425
Net income	—	—	—	—	—	4,466,257	4,466,257
Balance on December 31, 2021	7,183,874	$7,184	$66,139,630	—	$—	$(46,100,351)	$20,046,463
Vesting of restricted stocks	92,734	92	(92)	—	—	—	—
Restricted stock retired for tax withholding	(26,831)	(26)	(132,489)	—	—	—	(132,515)
Exercise of stock options	106,190	106	151,643	—	—	—	151,749
Stock-based compensation	—	—	998,692	—	—	—	998,692
Treasury shares purchased	(266,291)	(266)	266	266,291	(829,563)	—	(829,563)
Net income	—	—	—	—	—	86,931	86,931
Balance on December 31, 2022	7,089,676	$7,090	$67,157,650	266,291	$(829,563)	$(46,013,420)	$20,321,757

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
Operating activities
Net income	$86,931	$4,466,257
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	998,692	693,425
Depreciation and amortization	765,659	759,158
Deferred tax benefits	(708,000)	(1,902,729)
Amortization of debt discount	33,091	33,091
Amortization of operating lease ROU asset	513,692	398,492
Changes in operating assets and liabilities:
Accounts receivable	(83,621)	(463,726)
Inventories	(447,167)	(1,958,682)
Prepaid expenses and other current assets	(222,027)	(59,774)
Other assets	(160,791)	(24,813)
Accounts payable and accrued expenses	(504,027)	424,566
Accrued payroll and related expenses	(82,968)	317,483
Net deferred revenue on shipments to distributors	80,208	(32,317)
Deferred service revenue	2,957	(22,907)
Net change in operating lease liability	(384,044)	(483,254)
Net cash (used in) provided by operating activities	(111,415)	2,144,270
Investing activities
Purchase of equipment	(1,183,188)	(691,771)
Net cash used in investing activities	(1,183,188)	(691,771)
Financing activities
Common stocks repurchased and related expenses	(829,563)	(2,937)
Proceeds from note payable	—	1,000,000
Repayments of note payable	(500,000)	(375,000)
Stock options exercised	151,749	1,899,561
Net cash (used in) provided by financing activities	(1,177,814)	2,521,624
Net increase (decrease) in cash and cash equivalents	(2,472,417)	3,974,123
Cash and cash equivalents at beginning of year	6,095,886	2,121,763
Cash and cash equivalents at end of year	$3,623,469	$6,095,886
Supplemental disclosure of cash flow information
Cash paid for interest	$160,945	$176,091
Cash paid for income taxes	—	$6,289
Supplemental disclosure of non-cash activities
Payroll tax liability for retired restricted stock	$158,314	$—
Property acquired under operating lease	$3,862,511	$—
Conversion of note payable	—	$130,000
Acquisition of intangible assets	—	$1,909,433

 See accompanying notes.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — Organization and Summary of Significant Accounting Policies

Organization and Business

Socket Mobile, Inc. (the “Company”) is a leading provider of data capture and delivery solutions for mobile applications used in Retail, Commercial Services, Industrial & Manufacturing, Transportation & Logistics, and Health Care. The Company produces a family of data capture products that connect over Bluetooth and work with applications running on smartphones, tablets and mobile computers using operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®). The Company focuses on serving the needs of software application providers as our sales are primarily driven by the deployment of barcode and RFID/NFC enabled mobile applications.

The Company designs its own products and subcontracts the manufacturing of product components to independent third-party contract manufacturers who are in the U.S., Mexico, Singapore, China, Malaysia and Taiwan and who have the equipment, know-how and capacity to manufacture products to the Company’s specifications. Final products are assembled, tested, packaged, and distributed at and from its Fremont, California facility. The Company offers its products worldwide through two-tier distribution enabling customers to purchase from a large number of online resellers around the world including some application providers. The geographic regions served by the Company include the Americas, Europe, Asia Pacific and Africa.

The Company was founded in March 1992 as Socket Communications, Inc. and reincorporated in Delaware in 1995 prior to the Company’s initial public offering in June 1995. The Company began doing business as Socket Mobile, Inc. in January 2007 to better reflect its market focus on the mobile business market, and changed its legal name to Socket Mobile, Inc. in April 2008. The Company’s common stock trades on the NASDAQ Marketplace under the symbol “SCKT.” The Company’s principal executive offices are located at 40675 Encyclopedia Circle, Fremont, CA 94538.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. As of December 31, 2022 and 2021, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance on deposit in these accounts may, at times, exceed the federally insured limits. As of December 31, 2022, the Company’s cash and cash equivalents of $250,000 were insured by FDIC and of $3,373,469 were not insured by FDIC. The Company has never experienced any losses in such accounts. In light of recent volatility in the financial markets, the Company entered into an ICS Deposit Placement Agreement with IntraFi Network LLC through its own bank, Bridge Bank, a division of Western Alliance Bank. The ICS program offers its customers’ demand or savings products with access to unlimited FDIC insurance, thereby helping the Company retain the full amount of the deposit on its balance sheet.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

Foreign Currency

The functional currency for the Company is the U.S. dollar. However, the Company requires European distributors to purchase products in Euros and British pounds and pays the expenses of European employees in Euros and British pounds. In 2022, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, and payables was a net loss of $41,300 compared to a net loss of $31,100 in 2021.

Accounts Receivable Allowances

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers. Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible. The following describes activity in the allowance for doubtful accounts for the years ended December 31, 2022 and 2021:

Year	Balance at Beginning of Year	Charged to Costs and Expenses	Amounts Written Off	Balance at End of Year

2022	$40,651	$—	$—	$40,651
2021	$40,651	$—	$—	$40,651

Inventories

Inventories consist principally of raw materials and sub-assemblies stated at the lower of standard cost, which approximates actual costs (first-in, first-out method), or market. Market is defined as replacement cost, but not in excess of estimated net realizable value or less than estimated net realizable value less a normal margin. At the end of each reporting period, the Company compares its inventory on hand to its forecasted requirements for the next nine-month period and reserves the cost of any inventory that is surplus, less any amounts that the Company believes it can recover from the disposal of goods or that the Company specifically believes will be saleable past a nine- month horizon. The Company’s sales forecasts are based upon historical trends, communications from customers, and marketing data regarding market trends and dynamics. Changes in the amounts recorded for surplus or obsolete inventory are included in cost of revenue. Inventories, net of write-downs, at December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Raw materials and sub-assemblies	$6,193,453	$5,757,869
Finished goods	289,181	277,598
Inventory reserves	(880,943)	(880,943)
Inventory, net	$5,601,691	$5,154,524

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Prepaid insurance	$92,644	$94,923
Product certification costs	87,293	61,557
Prepaid inventory purchases	196,512	131,635
Prepaid maintenance contracts and other prepaid expenses	240,739	107,046
Prepaid expenses and other current assets	$617,188	$395,161

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method, over the estimated useful lives of the assets ranging from one to five years. Assets under finance leases are amortized in a manner consistent with the Company’s normal depreciation policy for owned assets, or the remaining lease term as applicable. Depreciation expenses in the years ended December 31, 2022 and 2021, were $594,793 and $620,115, respectively.

Intangible Assets

The Company’s intangible assets consist of completed technologies and acquired license rights. Intangible assets are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible assets. Amortization is computed using the straight-line method over the estimated useful lives of the assets. For the years ended December 31, 2022 and 2021, the amortization expenses of intangible assets were $127,296 and $95,472, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. For the years ended December 31, 2022 and 2021, we did not recognize any impairment loss of its long-lived assets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks. To date, the Company has not experienced losses on the investments.

The Company’s trade accounts receivable is primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances as of December 31, 2022 and December 31, 2021 were as follows:

	December 31,
	2022	2021
Bluestar, Inc.	46%	21%
Ingram Micro Inc.	14%	28%
Nippon Primex, Inc.	14%	*
ScanSource, Inc.	11%	24%
* Customer accounted for less than 10% of the Company’s accounts receivable balances

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. As of December 31, 2022, 31%of the Company’s accounts payable balances were concentrated with top two suppliers. For the years ended December 31, 2022 and 2021, top two suppliers accounted for 46% of inventory purchases.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Revenue Recognition and Deferred Revenue

On January 1, 2017, the Company adopted ASC 606 “Revenue from Contracts with Customers” and implemented a new revenue recognition policy. Instead of deferring 100% of revenue and cost of revenue until products are sold by distributors, the new policy recognizes revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. On December 31, 2022, the deferred revenue and deferred cost on shipments to distributors were approximately $594,793 and $266,327 respectively, compared to approximately $407,235 and $158,977, respectively, as of December 31, 2021.

The Company also earns revenue from its SocketCare services program which provides for extended warranty and accidental breakage coverage for selected products. For the year ended December 31, 2022 and 2021, the SocketCare revenue was approximately $22,000 and $26,000, respectively. Service purchased at the time of product purchase provides coverage in three-year and five-year terms. The Company additionally offers comprehensive coverage and program term extensions. Revenues from the SocketCare services program are recognized ratably over the life of the extended warranty contract. The amount of unrecognized SocketCare service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short-term and long-term components. As of December 31, 2022 and 2021, the balances of unrecognized SocketCare service revenue were $34,366 and $31,409, respectively.

Cost of Sales and Gross Margins

 Cost of sales primarily consists of the costs to manufacture our products, including the costs of materials, contract manufacturing, shipping costs, personnel and related expenses including stock-based compensation, equipment and facility expenses, warranty costs and inventory excess and obsolete provisions. The factors that affect our gross margins are the cost of materials, the mix of products and the extent to which we are able to efficiently utilize our manufacturing capacity.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee is required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. The Company adopted ASU 2016-02 effective January 1, 2019. On May 1, 2022, the Company entered into a building lease agreement for its corporate headquarters located in Fremont, CA. As of December 31, 2022, the balances of right-of-use assets and liabilities for the operating leases were approximately $3.56 million and $3.74 million, respectively, compared to approximately $0.21 million and $0.26 million, respectively, as of December 31, 2021.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Warranty

The Company’s products typically carry a one-year warranty. The Company reserves for estimated product warranty costs at the time revenue is recognized based upon the Company’s historical warranty experience, and additionally for any known product warranty issues. If actual costs differ from initial estimates, the Company records the difference in the period they are identified. Actual claims are charged against the warranty reserve. The following describes activity in the reserves for product warranty costs for the years ended December 31, 2022 and 2021:

Year	Balance at Beginning of Year	Additional Warranty Reserves	Amounts Charged to Reserves	Balance at End of Year

2022	$78,871	$14,475	$(14,475)	$78,871
2021	$78,871	$13,910	$(13,910)	$78,871

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include salaries and employee benefits, stock-based compensation expense, third party development costs including consultants and outside services, and allocations of overhead and occupancy costs.

Software Development Costs

Costs incurred to develop computer software to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at cost. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the straight-line method over the remaining estimated economic life (a period of three to five years) of the product. Amortization of capitalized software development costs is included in the cost of revenues line on the statements of operations.  If the future revenue of a product is less than anticipated, impairment of the related unamortized development costs could occur, which could impact the Company’s results of operations. Amortization expense on software development costs included in costs of revenues for 2022 and 2021 was $43,572 for both periods. The amount of unamortized capitalized software costs as of December 31, 2022 and 2021 was $7,262 and $50,833, respectively.

Advertising Costs

Advertising costs are charged to sales and marketing as incurred. The Company incurred $31,146 and $13,627, in advertising costs during 2022 and 2021, respectively.

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

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Net Income (Loss) Per Share

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
	2022	2021
Numerator:
Net income	$86,931	$4,466,257
Net income allocated to restricted stock award	(8,820)	(380,547)
Adjusted net income for basic earnings per share	$78,111	$4,085,710
Convertible note interest	—	175,876
Adjusted net income before interest for diluted earnings per share	$78,111	$4,261,586
Denominator: Weighted average shares outstanding used in computing net income per share:
Basic	7,184,847	6,991,194
Fully diluted	7,532,924	8,923,487
Net income per share applicable to common stockholders:
Basic	$0.01	$0.58
Fully diluted	$0.01	$0.48

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

In 2022, the shares used in computing diluted net income per share do not include 342,765 stock options, 844,976 shares of restricted stocks and 958,904 shares for convertible notes as their effects are anti-dilutive. In 2021, the shares used in computing diluted net income per share do not include 691,125 dilutive stock options and shares of restricted stocks as the effect is anti-dilutive.

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

Revenues for the geographic areas for the years ended December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
Revenues: (in thousands)	2022	2021
United States	$15,765	$17,455
Europe	2,612	3,493
Asia and rest of world	2,861	2,251
Total	$21,238	$23,199

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of total revenues for the years ended December 31, 2022 and 2021 were as follows:

	Years Ended December 31,
	2022	2021
Ingram Micro Inc.	26%	30%
BlueStar, Inc.	24%	23%
ScanSource, Inc.	11%	11%

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 was effective for annual and interim periods beginning after December 15, 2019, and early adoption was permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update deferred the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

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

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

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

The Condensed Balance Sheets include the intangible assets of the acquired technology at the carrying amount, net of amortization of $1,686,665 as of December 31, 2022.

The SpringCard intangible assets will be amortized over their estimated useful lives of fifteen years on a straight-line basis, which commenced on April 1, 2021. The estimated future amortization of intangible assets is as follows:

Fiscal Year	Amount
2023	$ 127,296
2024	127,296
2025	127,296
2026	127,296
2027	127,296
Thereafter	1,050,185
Total	$ 1,686,665

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

First Business Financing Modification Agreement

On February 9, 2022, the Company entered into the First Business Financing Modification Agreement with the Bank. The Bank consented to the share repurchase program of up to $1.8 million. Future audit of accounts receivables will be performed once every twelve months. The Bank increased the credit limit for business credit cards to $250,000.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Second Business Financing Modification Agreement and Waiver of Defaults

On January 25, 2023, the Company entered into the Second Business Financing Modification Agreement and Waiver of Defaults with the Bank which extended the maturity date of the Company’s revolving lines of credit to January 31, 2025.

Amounts outstanding under the CalCap Loan as of December 31, 2022 are as follows:

December 31, 2022
Current portion of CalCap Loan	$125,000
CalCap Loan	$125,000

Interest expense on the CalCap Loan for twelve months ended December 31, 2022 was $19,355. Accrued interest payable related to the amounts outstanding under the CalCap Loan as of December 31, 2022 was $372.

There were no amounts borrowed at year end on the Company’s bank credit lines as of December 31, 2022 and December 31, 2021.

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

On November 16, 2022, the Company and the requisite holders of the outstanding notes entered into a Secured Subordinated Convertible Note Extension Agreement (the “Extension Agreement”), extending the maturity date of the notes from August 30, 2023 to August 30, 2024. All other terms and conditions of the notes remain in full force and effect.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

The amortization of debt discount was $33,091 for the year ended December 31, 2022 and 2021, respectively. The remaining debt discount of $22,061 will be amortized through August 30, 2023.

Total interest expenses recognized related to the convertible note were $173,091 and $174,842 for the years ended December 31, 2022 and 2021, respectively.

During the year ended December 31, 2021, two noteholders elected to convert note principal of $130,000 into shares of the Company’s common stock, $0.001 par value per shares, at the conversion price.

NOTE 5 — Commitments and Contingencies

Operating Lease Obligations

The Company’s lease agreement for the office space in Newark, California expired on June 30, 2022. On May 1, 2022, the Company commenced a lease agreement for approximately 35,913 square feet at 40675 Encyclopedia Circle in Fremont, California. This serves as the location for the Company’s Corporate Headquarters, including office space and manufacturing. The Company will pay a base monthly rent in the amount of $50,278 commencing on the first day of the fourth full month of the lease term. Base monthly rent will increase annually on May 1st of each year by 3%.

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

As of December 31, 2022, the balances of right-of-use assets and liabilities were approximately $3.56 million and $3.74 million, respectively, compared to approximately $0.21 million and $0.26 million, respectively, on December 31, 2021.

The operating lease expense under existing agreement was allocated in cost of goods sold and operating costs based on department headcount and amounted to $646,821 and $428,873 for the twelve-month periods ended December 31, 2022 and 2021, respectively.

Cash payments included in the measurement of our existing operating lease liabilities were $517,174 and $515,822 for the twelve-month periods ended December 30, 2022 and 2021, respectively.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Future minimum lease payments under the existing operating lease as of December 31, 2022 are shown below:

Annual minimum payments:	Amount
2023	621,394
2024	636,861
2025	652,883
2026	672,470
2027	692,644
Thereafter	1,139,070
Total minimum payments	4,415,322
Less: Present value factor	(678,758)
Total operating lease liabilities	3,736,564
Less: Current portion of operating lease	(444,529)
Long-term portion of operating lease	$3,292,035

Purchase Commitments

On December 31, 2022, the Company’s non-cancelable purchase commitments for inventory to be used in the ordinary course of business during 2023 were approximately $8,674,000.

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

NOTE 6 — Stock-Based Compensation Plan

Stock-Based Compensation Program

The Company has one share-based compensation plan in effect in the two years presented: the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, stock appreciation rights, and performance awards to employees, directors, and consultants of the Company. Upon ratification of the 2004 Plan by the shareholders in June 2004, shares in the 1995 Plan that had been reserved but not issued, as well as any shares issued that would otherwise return to the 1995 Plan as a result of termination of options or repurchase of shares, were added to the shares reserved for issuance under the 2004 Plan. The Company grants incentive stock options and restricted stock at an exercise price per share equal to the fair market value per share of common stock on the date of grant. The vesting and exercise provisions are determined by the Board of Directors, with a maximum term of ten years. The termination date of 2004 Plan was approved to extend from April 23, 2024 to April 23, 2034 at our annual meeting of shareholders in June 2022.

The 2004 Plan provides for an annual increase in the number of shares authorized under the plan to be added on the first day of each fiscal year equal to the least amount of 400,000 shares, 4% of the outstanding shares on that date, or an amount as determined by the Board of Directors. On January 1, 2023 and 2022, a total of 283,587 and 287,355 additional shares, respectively, became available for grant from the 2004 Plan.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Stock-Based Compensation Information

The stock-based compensation expense included in the Company’s statements of income for the years ended December 31, 2022 and 2021, consisted of the following:

	Years Ended December 31,
Income Statement Classification	2022	2021
Cost of revenues	$119,456	$96,254
Research and development	313,904	218,559
Sales and marketing	251,862	166,266
General and administrative	313,470	212,346
Stock-based compensation expenses	$998,692	$693,425

As of December 31, 2022, the remaining unamortized stock-based compensation expense was $2,149,926 and is expected to be amortized over a weighted average period of 2.7 years.

Stock Options – Stock option awards have an exercise price equal to the closing price on the date of grant, expire in ten years from the date of grant and vest over a four-year period at 25% per year. The Company calculates the value of each stock option grant, estimated on the date of grant, using binomial lattice option pricing model. The weighted-average estimated fair value of stock options granted during 2022 and 2021 was $1.74 and $4.46, respectively, using the following weighted-average assumptions:

	Years Ended December 31,
	2022	2021
Risk-free interest rate (%)	3.22%	1.64%
Dividend yield	—	—
Volatility factor	105.44%	102.26%
Expected option life (years)	2.0	3.9

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

The table below presents the information related to stock option activity for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Total intrinsic value of stock options exercised	$164,176	$9,985,639
Cash received from stock option exercises	$151,749	$1,899,561

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

The following summarizes stock option activity under the 2004 Plan as of and for the years ended December 31, 2022 and 2021:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price Per Share	Remaining Contractual Term (in years)	Intrinsic Value
Balance as of December 31, 2020	1,994,806	$ 2.42
Granted	182,000	$ 6.39
Exercised	(782,633)	$ 2.43
Canceled	(16,051)	$ 2.41
Balance as of December 31, 2021	1,378,122	$ 2.81
Granted	49,000	$ 3.03
Exercised	(106,190)	$ 1.43
Canceled	(24,210)	$ 3.12
Balance as of December 31, 2022	1,296,722	$ 2.93	5.33	$ 148,165
Exercisable	1,096,381	$ 2.61	4.83	$ 147,896
Unvested	200,341	$ 4.71	8.17	$ 269

Stock options outstanding as of December 31, 2022 are summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.95 - $1.25	150,338	2.50	$ 1.06	150,338	$ 1.06
$1.50 - $1.90	207,825	4.42	$ 1.85	198,851	$ 1.85
$2.00 - $2.32	349,196	5.75	$ 2.30	304,286	$ 2.29
$2.40 - $2.75	138,775	4.42	$ 2.63	138,775	$ 2.63
$2.93 - $2.95	107,824	5.75	$ 2.93	100,324	$ 2.93
$3.05 - $4.22	160,690	5.50	$ 3.82	130,690	$ 3.99
$4.49 - $8.58	182,074	8.42	$ 6.39	73,117	$ 6.23
$0.95 - $8.58	1,296,722	5.33	$ 2.93	1,096,381	$ 2.61

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

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

The following summarizes information related to restricted stock activity under the 2004 Plan for the years ended December 31, 2022 and 2021:

	Number of Restricted Stocks	Weighted Average Price Per Share
Unvested as of December 31, 2020	442,200	$1.58
Granted	312,112	$2.89
Vested	(59,659)	$1.65
Forfeited	(48,528)	$2.00
Unvested as of December 31, 2021	646,125	$2.18
Granted	330,700	$3.82
Vested	(111,719)	$2.11
Forfeited	(20,130)	$2.29
Unvested as December 31, 2022	844,976	$2.84

NOTE 7 — Shares Reserved

Common stock reserved for future issuance was as follows:

	December 31,
	2022	2021
Stock option grants outstanding (see Note 6)	1,296,722	1,378,122
Secured subordinated convertible notes (see Note 4)	958,904	958,904
Stock warrants issued to SpringCard SAS (see Note 2)	50,000	50,000
Reserved for future grants (including 266,291 treasury shares)	453,798	208,681
	2,759,424	2,595,707

NOTE 8 — Retirement Plan

The Company has a tax-deferred savings plan, the Socket Mobile, Inc. 401(k) Plan (“401(k) Plan”), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. The Company provides a match to employees’ 401(k) savings at 3% of employees’ contribution up to $100 per month. Administrative expenses relating to the 401(k) Plan are not significant.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 — Income Taxes

The Company's entire pretax income / (loss) for the years ended December 31, 2022 and December 31, 2021 was from its U.S. domestic operations.

The components of income taxes for the periods ended December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	—	—
Total Current	—	—
Deferred:
Federal	(313,000)	(1,354,991)
State	(395,000)	(547,738)
Total Deferred	(708,000)	(1,902,729)
Income tax benefit	$(708,000)	$(1,902,729)

 A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

	Years Ended December 31,
	2022	2021
Income at US statutory rate	21.0%	21.0%
State taxes, net of federal benefit	62.6%	-11.2%
Valuation allowance	18.1%	0.7%
Stock compensation	-11.2%	-50.2%
NOL true up	—	-1.2%
Tax credits	-21.1%	2.5%
Other	44.8%	-2.2%
Provision for taxes	114.1%	45.6%

The principal components of deferred tax assets and (liabilities) are as follows for the period ended:

	December 31,
Deferred tax assets:	2022	2021
Net operating loss carryforwards	$5,906,000	$6,390,000
Tax credits	901,000	1,032,000
Accruals & reserves	951,000	786,000
Lease liabilities	1,043,000	70,000
Depreciation	45,000	167,000
Share-based compensation	190,000	154,000
Capitalized Research Costs	1,105,000	154,000
Total deferred tax assets	10,141,000	8,599,000
Valuation allowance	(464,000)	(577,000)
Net deferred tax assets	9,677,000	8,022,000
Deferred tax liabilities:
Amortization	(11,000)	(3,000)
ROU assets	(996,000)	(59,000)
Net deferred tax asset (liability)	$8,670,000	$7,960,000

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2022, the Company had U.S. Federal net operating loss carryforwards of $22.5 million which includes $15.7 million that expire at various dates from 2023 through 2033, and $6.8 million that have an unlimited carryforward period. As of December 31, 2021, the Company had state net operating loss carryforwards of $16.9 million that will expire at various dates from 2029 through 2040.

As of December 31, 2022, the Company had U.S. Federal research and development credit carryforwards of $0.5 million that begin to expire at various dates through 2042. As of December 31, 2022, the Company had state research and development credit carryforwards of $0.6 million that have an unlimited carryforward period.

As of December 31, 2022, the Company is in a net deferred tax asset position before valuation allowance. The deferred tax assets consist principally of net operating loss carryforwards. The future realization of the tax benefits from existing temporary differences and tax attributes ultimately depends on the existence of sufficient taxable income. In assessing the realization of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company also considers past operating results, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2022, after consideration of all available evidence, both positive and negative, the Company continues to maintain a full valuation allowance against the Company’s deferred tax assets related to U.S. federal R&D tax credits because they are more likely than not to expire unused. The net change in the total valuation allowance for the years ended December 31, 2022 and 2021 was a decrease of less than $0.1 million and an increase of less than $0.1 million, respectively.

On August 9, 2022 and August 16, 2022, the Creating Helpful Incentives to Produce Semiconductors (CHIPS) and the Inflation Reduction Act (IRA) were signed into law by the US President, respectively. The new legislation contains many tax provisions, however none had an impact to the Company's financials.

The future realization of the Company's net operating loss carryforwards and other tax attributes may also be limited by the change in ownership rules under the U.S. Internal Revenue Code Section 382. Under Section 382, if a corporation undergoes an ownership change (as defined), the corporation’s ability to utilize its net operating loss carryforwards and other tax attributes to offset income may be limited. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes.

The following table summarizes the activity related to the Company's unrecognized tax benefits:

Amount
Balance as of January 1, 2020	$1,064,000
Increases (decreases) for current year tax provisions	115,000
Increases (decreases) for prior year tax provisions	(26,000)
Decreases for expiration of statute of limitations	—
Settlements	—
Balance as of December 31, 2021	1,153,000
Increases (decreases) for current year tax provisions	23,000
Increases (decreases) for prior year tax provisions	(160,000)
Decreases for expiration of statute of limitations	—
Settlements	—
Balance as of December 31, 2022	$1,016,000

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

The Company files income tax returns in the U.S. federal jurisdiction and in California, and is therefore subject to tax examination by two taxing authorities. The Company is not currently under examination and is not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period. As of December 31, 2022, the tax years from 2019 to present remain open to examination by relevant taxing jurisdictions to which the Company is subject. However, to the extent the Company utilizes net operating losses from years prior to 2019, the statute remains open to the extent of the net operating losses or other credits that are utilized.

The calculation and assessment of the Company's tax exposures generally involve the uncertainties in the application of complex tax laws and regulations for federal and state jurisdictions. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation, on the basis of the technical merits. As of December 31, 2022 and 2021, the Company had $1.0 million and $1.2 million, respectively, of unrecognized tax benefits. Of the $1.0 million as of December 31, 2022, $1.0 million if recognized would affect the effective tax rate. In addition, the Company believes it is reasonably possible that its unrecognized tax benefits will not change significantly within the next twelve months. As of December 31, 2022 and 2021, the Company has not accrued any interest and penalties related to uncertain tax positions. The Company has elected to recognize accrued interest and penalties, if any, related to uncertain tax positions in tax expense in its financial statements.

NOTE 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred between January 1, 2023 through March 24, 2023. Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the audited financial statements.

402,370 shares of restricted stocks at a weighted average price of $2.45 per share have been granted from the 2004 Equity Incentive Plan subsequent to December 31, 2022. The shares include annual refresher grants to all continuing employees with a weighting reflecting the level of responsibility and performance of the employee and initial grants to two newly hired employees.

The Company has issued 29,195 shares of common stock for the exercise of stock options.

89,197 shares of common stock were repurchased from the market at the average price of $2.25.

 On March 13, 2023, the Company entered into an ICS Deposit Placement Agreement with IntraFi Network LLC through its own bank, Bridge Bank, a division of Western Alliance Bank. The ICS program offers its customers’ demand or savings products with access to unlimited FDIC insurance, thereby helping the Company retain the full amount of the deposit on its balance sheet.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework issued in 2013. This assessment included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this assessment.

Based on our assessment using those criteria, we believe that, as of December 31, 2022, our internal control over financial reporting is effective.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 7, 2023.

Item 11. Executive Compensation

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 7, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 7, 2023.

The following table provides information as of December 31, 2022 about our common stock that may be issued under the Company’s existing equity compensation plans. For additional information about the stock-based compensation plans see Note 6, Stock-Based Compensation Plan, of the Notes to Financial Statements included in this Annual Report on Form 10-K.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders (1)	1,296,722	$ 2.93	453,798

(1)	Consists of the 2004 Equity Incentive Plan. Pursuant to an affirmative vote by security holders in June 2004, an annual increase in the number of shares authorized under the 2004 Equity Incentive Plan is added on the first day of each fiscal year equal to the least of (a) 400,000 shares, (b) four percent of the total outstanding shares of the Company’s common stock on that date, or (c) a lesser amount as determined by the Board of Directors. As a result, a total of 283,587 shares became available for grant under the 2004 Equity Incentive Plan on January 1, 2023, in addition to those set forth in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 7, 2023.

Item 14. Principal Accounting Fees and Services

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 7, 2023.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

1.	All financial statements.

2.	Financial statement schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes herein.

3.	Exhibits.

See Index to Exhibits on page 58. The Exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(b) Exhibits:

See Index to Exhibits on page 58. The Exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCKET MOBILE, INC.
Registrant

Date: March 30, 2023	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevin J. Mills Kevin J. Mills	President and Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2023
/s/ Charlie Bass Charlie Bass	Chairman of the Board	March 30, 2023
/s/ Lynn Zhao Lynn Zhao	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 30, 2023
/s/ Bill Parnell Bill Parnell	Director	March 30, 2023
/s/ Brenton E. MacDonald. Brenton E. MacDonald	Director	March 30, 2023
/s/ David W. Dunlap David W. Dunlap	Director	March 30, 2023
/s/ Ivan Lazarev Ivan Lazarev	Director	March 30, 2023
/s/ Laura Weinstein Laura Weinstein	Director	March 30, 2023

Index to Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2	Certificate of Amendment to the Restated Certificate, as filed June 20, 2013.

3.3 (2)	Bylaws, as amended February 17, 2008.

4.1 (3)	Form of Secured Subordinated Convertible Note issued August 31, 2020.

10.1 (4)	Form of Indemnification Agreement entered into between the Company and its directors and officers.

10.2 (5)*	2004 Equity Incentive Plan and forms of agreement thereunder.

10.3 (6)*	Form of Management Incentive Variable Compensation Plan between the Company and certain eligible participants.

10.4 (7)	Standard Industrial/Commercial Multi-Tenant Lease by and between Del Norte Farms, Inc. and the Company dated October 24, 2006 (assigned to Newark Eureka Industrial Capital, LLC September 17, 2007).

10.5 (8)	Second Amendment to Standard Industrial/Commercial Multi-Lessee Lease – Net dated August 30, 2010.

10.6 (9)	Third Amendment to Standard Industrial/Commercial Multi-Tenant Lease – Net dated December 28, 2012.

10.7 (10)	Warrants for the Purchase of Shares of Common Stock Issued November 19, 2010 to the Investor and the Placement Agent in connection with a private placement.

10.8 (11)	Loan and Security Agreement dated February 27, 2014 by and between the Company and Bridge Bank, National Association.

10.9 (12)	Form of Employment Agreement dated May 1, 2017 between the Company and the officers of the Company.

10.10 (13)	Business Financing Modification Agreement dated February 26, 2016 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.11 (14)	Business Financing Modification Agreement dated March 20, 2017 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.12 (15)	Business Financing Modification Agreement dated January 31, 2018 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.13 (16)	Tender Offer Statement to purchase up to 1,250,000 shares of common stock at a price not greater than $4.25 nor less than $3.75 per share.

10.14 (17)	Business Financing Modification Agreement dated June 4, 2018 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.15 (18)	Business Financing Modification Agreement dated January 8, 2020 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.16 (19)	Amended and Restated Business Financing Agreement dated January 29, 2021 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.17	First Business Financing Modification Agreement dated February 9, 2022 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.18 (20)	Second Business Financing Modification Agreement and Waiver of Defaults dated January 25, 2023 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.19 (21)	2021 Technology Transfer Agreement, dated as of February 26, 2021, by and between the Company and SpringCard SAS

10.20 (22)	Secured Subordinated Convertible Note Extension Agreement, effective as of November 16, 2022

11.1	Computation of Earnings per Share (see Statements of Operations in Item 8).

14.1 (23)	Code of Business Conduct and Ethics.

23.1	Consent of Sadler Gibb & Associates, LLC, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Document.

104	Cover Page Interactive Data File.

_________

* Executive compensation plan or arrangement.

(1)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on March 16, 2009

(2)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 20, 2008.

(3)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on September 1, 2020.

(4)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 8, 2012.

(5)	Incorporated by reference to Appendix C filed with the Company’s Form DEF 14A filed on April 29, 2004 and Item 4 on Form 8-K filed on June 5, 2013 reporting extension of the Plan to April 23, 2024.

(6)	Incorporated by reference to Appendix B filed with the Company’s Form DEF 14A filed on March 16, 2011.

(7)	Incorporated by reference to exhibits filed with the Company’s Form 10-Q filed on November 13, 2006.

(8)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on August 30, 2010.

(9)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on January 4, 2013.

(10)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on November 19, 2010.

(11)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 7, 2014.

(12)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on May 4, 2017.

(13)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 3, 2016.

(14)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 21, 2017.

(15)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 2, 2018.

(16)	Incorporated by reference to the Company’s Schedule TO filed on February 2, 2018.

(17)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on June 8, 2018.

(18)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on January 14, 2020.

(19)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 3, 2021.

(20)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on January 25, 2023.

(21)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 4, 2021.

(22)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on November 16, 2022.

(23)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on March 10, 2006.