Form 10-Q
period 2023-03-31
SOCKET MOBILE, INC.
filed 2023-05-15
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period ___________________ to _____________________.

Commission file number 1-13810

SOCKET MOBILE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3155066
(State of incorporation)	(IRS Employer Identification No.)

40675 Encyclopedia, Fremont, CA 94538

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

The number of shares of Common Stock ($0.001 par value) outstanding as of May 9, 2023 was 7,130,853 shares.

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenues	$4,312,178	$6,293,002

Cost of revenues	2,239,691	3,165,340

Gross profit	2,072,487	3,127,662

Operating expenses:
Research and development	1,247,119	1,053,606
Sales and marketing	1,006,792	899,880
General and administrative	773,988	710,472
Total operating expenses	3,027,899	2,663,958

Operating income (loss)	(955,412)	463,704

Interest expense, net	(38,008)	(45,606)
Other income	—	—

Net income (loss) before income taxes	(993,420)	418,098
Income tax expense	—	76,165

Net income (loss)	$(993,420)	$341,933

Net income (loss) per share:

Basic	$(0.12)	$0.04
Diluted	$(0.12)	$0.04

Weighted average shares outstanding:

Basic	7,106,746	7,234,163
Diluted	7,106,746	7,724,357

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,963,308	$3,623,469
Accounts receivable, net	2,494,713	2,659,861
Inventories, net	5,659,930	5,601,691
Prepaid expenses and other current assets	556,352	617,188
Deferred cost on shipments to distributors	273,718	266,327
Total current assets	11,948,021	12,768,536

Property and equipment:
Machinery and office equipment	1,842,599	1,533,087
Computer equipment	2,871,714	2,715,121
	4,714,313	4,248,208
Accumulated depreciation	(2,752,101)	(2,590,999)
Property and equipment, net	1,962,212	1,657,209

Intangible assets, net	1,654,841	1,693,927
Other long-term assets	250,239	250,239
Deferred tax assets	8,668,419	8,668,419
Operating lease right-of-use asset	3,443,826	3,559,658
Total assets	$27,927,558	$28,597,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,180,911	$1,665,028
Accrued payroll and related expenses	598,501	742,541
Deferred revenue on shipments to distributors	647,977	594,793
Short term portion of deferred service revenue	21,816	22,599
Note Payable – current portion	—	125,000
Subordinated convertible notes payable, net of discount	148,382	147,409
Subordinated convertible notes payable, net of discount - related party	1,237,830	1,230,530
Operating lease – current portion	454,660	444,529
Total current liabilities	5,290,077	4,972,429

Long-term portion of deferred service revenue	12,183	11,767
Long-term portion of operating lease	3,175,848	3,292,035
Total liabilities	8,478,108	8,276,231

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares; Issued - 7,489,201 shares and Outstanding – 7,129,951 shares at March 31, 2023; Issued - 7,355,967 shares and Outstanding - 7,089,676 shares at December 31, 2022	7,130	7,090
Additional paid-in capital	67,487,148	67,157,650
Treasury stock	(1,037,988)	(829,563)
Accumulated deficit	(47,006,840)	(46,013,420)
Total stockholders’ equity	19,449,450	20,321,757
Total liabilities and stockholders’ equity	$27,927,558	$28,597,988

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2022	7,089,676	$7,090	$67,157,650	266,291	$(829,563)	$(46,013,420)	$20,321,757
Vesting of restricted stocks	147,972	148	(148)	—	—	—	—
Restricted stock retired for tax withholding	(53,647)	(54)	54	—	—	—	—
Exercise of stock option	38,909	39	33,666	—	—	—	33,705
Stock-based compensation	—	—	295,833	—	—	—	295,833
Treasury shares purchased	(92,959)	(93)	93	92,959	(208,425)	—	(208,425)
Net loss	—	—	—	—	—	(993,420)	(993,420)
Balance at March 31, 2023	7,129,951	$7,130	$67,487,148	359,250	$(1,037,988)	$(47,006,840)	$19,449,450

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	7,183,874	$7,184	$66,139,630	$(46,100,351)	$20,046,463
Vesting of restricted stocks	91,134	91	(91)	—	—
Restricted stock retired for tax withholding	(26,157)	(26)	(115,189)	—	(115,215)
Exercise of stock option	24,200	24	39,508	—	39,532
Stock-based compensation	—	—	223,446	—	223,446
Net income	—	—	—	341,933	341,933
Balance at March 31, 2022	7,273,051	$7,273	$66,287,304	$(45,758,418)	$20,536,159

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income (loss)	$(993,420)	$341,933
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	295,833	223,446
Depreciation and amortization	200,189	201,739
Amortization of debt discount	8,273	8,273
Deferred tax benefits	—	76,165
Amortization of operating lease ROU asset	115,832	104,422

Changes in operating assets and liabilities:
Accounts receivable	165,148	(870,177)
Inventories	(58,239)	(59,049)
Prepaid expenses and other current assets	60,836	(93,445)
Other assets	—	(222,249)
Accounts payable and accrued expenses	515,883	36,134
Accrued payroll and related expenses	(144,040)	(52,284)
Net deferred revenue on shipments to distributors	45,793	(29,908)
Deferred service revenue	(367)	10,637
Net change in operating lease liability	(106,056)	(128,050)
Net cash (used in) provided by operating activities	105,665	(452,413)

Investing activities
Purchases of equipment and intangible assets	(466,106)	(134,919)
Net cash used in investing activities	(466,106)	(134,919)

Financing activities
Common stocks repurchased and related expenses	(208,425)	—
Repayments of note payable	(125,000)	(125,000)
Proceeds from stock options exercised	33,705	39,532
Net cash used in financing activities	(299,720)	(85,468)
Net (decrease) increase in cash and cash equivalents	(660,161)	(672,800)

Cash and cash equivalents at beginning of period	3,623,469	6,095,886
Cash and cash equivalents at end of period	$2,963,308	$5,423,086

Supplemental disclosure of cash flow information
Cash paid for interest	$36,030	$49,460
Non-cash investing and financing activities
Payroll tax liability for retired restricted stock	$—	$115,215

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2023

NOTE 1 — Basis of Presentation

The accompanying unaudited condensed financial statements of Socket Mobile, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. In response to recent volatility in the financial markets in March 2023, the Company entered into an Insured Cash Sweep (“ICS”) Deposit Placement Agreement with IntraFi Network LLC facilitated by its bank, Bridge Bank - a division of Western Alliance Bank. The ICS program provides the Company’s demand or savings products with access to unlimited FDIC insurance, which helps the Company to keep the full amount of the deposit on its balance sheet and provides additional security during times of market uncertainty. As of March 31, 2023, and December 31, 2022, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and debt approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

 In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers: Topic 606” (“ASC 606”). With the adoption of ASC 606 in January 2017, the Company recognizes revenue on sales to distributors when shipping of product is completed and title transfers to distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. On March 31, 2023, the deferred revenue and deferred cost on shipments to distributors were $647,977 and $273,718, respectively, compared to $594,793 and $266,327, respectively, on December 31, 2022.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2023

The Company also earns revenue from its SocketCare extended warranty program, which provides extended warranty and accidental breakage coverage for selected products. Customers can purchase a SocketCare warranty at the time of product purchase, which provides coverage for a three-year or a five-year term. Revenues from SocketCare services are recognized ratably over the life of the extended warranty contract. For the quarters ended March 31, 2023 and 2022, SocketCare revenue was approximately $5,600 and $5,400, respectively. The amount of unrecognized SocketCare service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short- and long-term components. On March 31, 2023, the balance of unrecognized SocketCare service revenue was approximately $34,000.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee is required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. The Company adopted ASU 2016-02 effective January 1, 2019. On March 31, 2023, the balances of right-of-use assets and liabilities for the operating lease were $3,443,826 and $3,630,508, respectively, compared to $3,559,658 and $3,736,564, respectively, on December 31, 2022.

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

NOTE 3 — Intangible Assets

In 2021, the Company entered into the Technology Transfer Agreement with SpringCard SAS (“SpringCard”). The Unaudited Condensed Balance Sheets include the intangible assets of the acquired technology at the carrying amount, net of amortization of $1,654,841 as of March 31, 2023.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2023

The intangible assets are amortized on a straight-line basis over their estimated useful lives of fifteen years, beginning on April 1, 2021. As of March 31, 2023, the estimated future amortization of these intangible assets is as follows:

Fiscal Year	Amount
2023 (April 1, 2023 to December 31, 2023)	$95,472
2024	127,296
2025	127,296
2026	127,296
2027	127,296
Thereafter	1,050,185
Total	$1,654,841

NOTE 4 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories on March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
	2023	2022
Raw materials and sub-assemblies	$6,346,897	$6,193,453
Finished goods	193,976	289,181
Inventory reserves	(880,943)	(880,943)
Inventory, net	$5,659,930	$5,601,691

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

March 31, 2023

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

The outstanding balance of the CalCap Loan, which was $125,000, was paid off on February 1, 2023. For the three months ended March 31, 2023, the interest expense on the CalCap Loan amounted to $1,138.

The Company did not borrow any amounts on its bank credit lines as of March 31, 2023 and December 31, 2022.

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

On November 16, 2022, the Company and the requisite holders of the outstanding notes entered into a Secured Subordinated Convertible Note Extension Agreement (the “Extension Agreement”), which extended the maturity date of the notes from August 30, 2023 to August 30, 2024. All other terms and conditions of the notes remain unchanged and in full force and effect.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2023

Total interest expenses recognized related to the convertible note were $42,793 for three months ended March 31, 2023 and 2022, respectively.

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

Revenues by geographic areas for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
Revenues:	2023	2022
United States	$3,138,653	$4,882,773
Europe	542,527	697,971
Asia and rest of world	630,998	712,258
Total revenues	$4,312,178	$6,293,002

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Ingram Micro, Inc.	23%	27%
BlueStar, Inc.	20%	20%
ScanSource, Inc.	*	19%

*Customer accounted for less than 10% of the Company’s total revenue

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks and the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances on March 31, 2023 and December 31, 2022 were as follows:

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2023

	March 31,	December 31,
	2023	2022
Ingram Micro Inc.	28%	14%
BlueStar, Inc.	27%	46%
ScanSource, Inc.	15%	11%
Nippon Primex, Inc.	*	14%

*Customer accounted for less than 10% of the Company’s accounts receivable balances

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or due to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. The Company’s inability to procure certain materials could have a material adverse effect on the Company’s results. For the three months ended March 31, 2023 and 2022, the top three suppliers accounted for 55% and 53%, respectively, of inventory purchases. As of March 31, 2023 and December 31, 2022, 26% and 31%, respectively, of the Company’s accounts payable balances were concentrated with top two suppliers.

NOTE 8 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of stock options and restricted stock, based on the fair value of the awards as of the date that the awards are issued. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period.

The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. There were no stock options granted for the three months ended March 31, 2023 and 2022.

The shares of restricted stock are issued to employees and consultants and are held in escrow by the Company until the shares vest on the schedule of 15% after year one, 20% after year two, 25% after year three and 40% after year four, subject to the employees and consultants being a continuing service provider on each of the vesting dates. If the service or employment is terminated, unvested shares revert to the Company. Shares are registered at grant, so share owners may vote at the annual stockholder meeting. Shares of restricted stock are granted at zero cost basis. Compensation cost of the restricted stock is recognized on a straight-line basis over the 4-year vesting period. For the three months ended March 31, 2023 and 2022, the Company awarded 402,370 and 233,800 shares of restricted stock, respectively. As of March 31, 2023, there were 1,070,434 shares of restricted stock outstanding. Due to the existence of restrictions on sale or transfer until the shares vest, the Company does not count the shares of restricted stock as issued and outstanding shares until they vest. In Q1, 2023, 147,972 shares of restricted stock were issued to employees through vesting. Market value of the vested shares is subject to tax withholding.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2023

Total stock-based compensation expenses for the three months ended March 31, 2023 and 2022, were $295,833 and $223,446, respectively.

NOTE 9 — Net Income Per Share

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss)	$(993,420)	$341,933
Net income allocated to restricted stock award	121,264	31,752
Adjusted net income (loss) before interest for diluted earnings per share	$(872,156)	$310,181
Denominator:
Weighted average shares outstanding used in computing net income (loss) per share:
Basic	7,106,746	7,234,163
Effect of dilutive stock options	—	490,194
Diluted	7,106,746	7,724,357
Net income (loss) per share applicable to common stockholders:
Basic	$(0.12)	$0.04
Diluted	$(0.12)	$0.04

In the three months ended March 31, 2023, the shares used in computing diluted net loss per share do not include 1,262,027 stock options, 50,000 warrants and 958,904 shares related to convertible notes payable as their effect would be anti-dilutive.

In the three months ended March 31, 2022, the shares used in computing diluted net loss per share do not include 287,928 stock options, 50,000 warrants and 958,904 shares related to convertible notes payable as their effect would be anti-dilutive.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2023

NOTE 10 — Income Taxes

The Company did not record an income tax expense of in Q1 2023 compared to $76,165 in Q1 2022.

NOTE 11 — Commitments and Contingencies

Operating Lease Obligations

On May 1, 2022, the Company commenced a lease agreement for approximately 35,913 square feet at 40675 Encyclopedia Circle in Fremont, California. This serves as the location for the Company’s Corporate Headquarters, including office space and manufacturing. The Company pays a base monthly rent in the amount of $50,278 commencing on the first day of the fourth full month of the lease term. Base monthly rent increases annually on May 1st of each year by 3%.

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

The operating lease expense under existing agreement was allocated in cost of goods sold and operating costs based on department headcount and amounted to $162,108 and $107,218 for the three-month periods ended March 31, 2023 and 2022, respectively.

On March 31, 2023, the balances of right-of-use assets and liabilities for the operating lease were approximately $3.44 million and $3.63 million, respectively, compared to approximately $3.56 million and $3.74 million, respectively, on December 31, 2022.

Cash payments included in the measurement of the Company’s operating lease liabilities were $153,181 and $132,010 for the three months ended March 31, 2023 and 2022, respectively.

Future minimum lease payments under the operating lease on March 31, 2023 are shown below:

Annual minimum payments:	Amount
2023 (April 1 through December 31, 2023)	469,062
2024	636,860
2025	652,883
2026	672,470
2027	692,644
Thereafter	1,139,070
Total minimum payments	4,262,989
Less: Present value factor	(632,481)
Total operating lease liabilities	3,630,508
Less: Current portion of operating lease	(454,660)
Long-term portion of operating lease	$3,175,848

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2023

Purchase Commitments

As of March 31, 2023, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $9,095,000.

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

Index

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

SocketScan family. Our SocketScan product line includes two families of scanner: the 700 Series and the 800 Series. The 700 Series scanners (S700, S720, S730, S740) are companion scanners available in a range of colors, including blue, green, red, white, yellow and black. The S720 can read both 1D and 2D barcodes on paper and screen, making it a drop-in replacement for our popular S700 model while also offering QR code functionality.

The 800 Series scanners (S800, S820, S840, S860) are attachable scanners that can be conveniently clipped onto smartphones, tablets and other mobile using detachable clip or DuraCase, creating a one-hand solution. The S860 includes MRZ (machine-readable zone) support, enabling it to scan passports, visas, and other travel documents in addition to barcodes. All of our SocketScan 800 Series scanners can also be used as stand-alone scanners. For those looking for an affordable upgrade to 2D scanning, the S820 provides a reliable and cost-effective option.

DuraScan® Family. Our DuraScan® product line consists of two families of durable barcode scanners with IP54-rated outer casing to withstand tougher environments: the 700 Series and the 800 Series. The 700 Series scanners (D700, D720, D730, D740, D745, D755, D760) are companion scanners, and the D740 is an affordable 2D option priced competitively with a 1D barcode scanner in the market. The 800 Series scanners (D800, D820, D840, D860) are attachable scanners but can also be used as stand-alone scanners. The D820 provides a reliable and affordable option for those who wish to upgrade to 2D scanning. The D745 and D755 are medical-grade universal scanners, while D760 and D860 include MRZ (machine-readable zone) support, making it capable of scanning passports, visas, and other travel documents.

DuraSled Family. Our DuraSled (DS800, DS820, DS840, DS860) is a durable solution that combines a phone with a scanner, creating a one-handed scanning solution. This product protects phones from impact damage and provides a robust charging solution for all environments. It is ideal for various App-driven mobile solutions such as delivery services, stock counting, and ticketing. The DuraSled products are compatible with Apple, Samsung and Windows devices. The DS820 provides a basic and affordable option for those who wish to upgrade to 2D scanning.

 Contactless RFID/NFC reader writer.  Our contactless product line includes D600, S550, and S370. The D600, an ergonomically handheld model with IP54-rated outer casing, can read and write many different types of electronic SmartTags or transfer data with near-field communication. The S550, a contactless membership card reader/writer, is designed to facilitate tap-and-go smart card and NFC applications. S370 supports both barcode scanning and Near Field Communication (NFC) reading and writing technologies. It provides App providers the ability to read both QR code-based and NFC-based credentials, allowing App providers to accept multiple formats with one device. S370 can also read credentials following ISO 18013-5, the Mobile Driver’s License (mDL) standard being adopted in many states and countries.

Index

SocketCam family. Our SocketCam C820, a software-based barcode scanner, offers a free, flexible, quick, and reliable data capture solution to our App partners who can include the C820 in their applications to provide free scanning to their end-users. The SocketCam C820 is the first member of the SocketCam family and turns any mobile device into a high-performance barcode scanner. App providers are challenged to service a wide range of customers with various data capture requirements, from price-sensitive to performance-sensitive, and even multiple data types. The addition of the C820 seamlessly enables these diverse requirements. End-users whose data capture requirements exceed the capabilities of the free camera-based scanners will have the choice of purchasing a Socket Scanner or using an advanced version of the camera-based scanner C860 which is expected to be available in Q2 2023.

Software Developer Kit (CaptureSDK). Our Software Developer Kit (CaptureSDK) supports all our data capture devices with a single integration, making it easier for App providers to integrate our data capture capabilities into their applications. With the installation of our data capture software, the App providers’ customers can choose any of our products that work best for them. Our CaptureSDK enables the App providers to modify captured data, control the placement of the barcoded or RFID data in their applications, and control the feedback to the user that the transaction and transmission were successfully completed. Our CaptureSDK also supports the built-in camera in a customer’s smartphone or tablet to be used for occasional or lower-volume data collection requirements. The CaptureSDK uses tools integrated with software building environments such as Swift Package Manager, Maven and NuGet, adds support for high-level frameworks such as MAUI, ReactNative, Java, JavaScript, and Flutter and adds other features to make it easier for App providers to integrate our data capture software into their applications.

We design our own products and are responsible for all associated test equipment. We subcontract the manufacturing of all our product components to independent third-party contract manufacturers located in the United States, Mexico, Taiwan, Singapore, Malaysia and China, who have the necessary equipment, know-how and capacity to manufacture products to our specifications. We perform final product assembly, testing and packaging at, and distribute our products from, our Fremont, California facility. We offer our products worldwide through two-tier distribution enabling customers to purchase from large numbers of online resellers around the world including application providers who resell their own solutions along with our data capture products.

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

Results of Operations

Revenues

Index

Total revenues for the first quarter of 2023 was approximately $4.3 million, representing a 31% decrease compared to the revenue of approximately $6.3 million for the same quarter a year ago. The decrease in revenue was primarily due to distribution inventory balancing activities. Our distribution partners adjusted their inventory levels in Q1 to align with demand and lead times, resulting in reduced inventory levels and lower revenue for us. Additionally, we experienced lower than expected demand in the US retail sector even though we did not see a similar slowdown in our international business.

Gross Margins

Our gross profit margins on sales decreased slightly to 48.1% for the first quarter of 2023 compared to 49.7% for the same period a year ago. The margin decrease was primarily due to the allocation of manufacturing overhead costs across lower production volumes.

Research and Development Expense

Engineering expenses in the first quarter of 2023 were approximately $1,247,000, an increase of 18% compared to expense of approximately $1,054,000 in Q1 2022 driven by increased engineering services in the development of our new products, annual salary increases, and new hires. We continue to invest in critical projects that drive the long-term growth of the company.

Sales and Marketing Expense

Sales and marketing expenses in the first quarter of 2023 were approximately $1,007,000, an increase of 12% compared to expense of approximately $900,000 in the same quarter a year ago. The increase in expense quarter over quarter was primarily due to the hiring of additional employees and annual salary increases.

General and Administrative Expense

In the first quarter of 2023, The Company incurred approximately $774,000 in general and administrative expenses, which represents a 9% increase from the expense of approximately $710,000 in the same quarter of 2022. The increase was primarily due to higher equity-based compensation expenses and additional professional service costs.

Interest Expense, Net of Interest Income

Interest expense and other, net of interest income and other, was approximately $38,000 in the first quarter of 2023 compared to $46,000 in the first quarter of 2022. Interest expense in the first quarter of 2023 was primarily related to interest on secured subordinated convertible notes payable (see “NOTE 6 — Secured Subordinated Convertible Notes Payable” for more information). There were no outstanding balances of credit lines during the first three months of 2023. Interest expense in 2022 was primarily related to interest on secured subordinated convertible notes payable and on the CalCap Loan. Our credit lines had no outstanding balances during the three months ended March 31, 2022.

Index

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable first quarters, reflecting low average rates of return.

Income Taxes

We recorded income tax expense of zero and $76,165 for the first quarter of 2023 and 2022, respectively. Our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at $8,668,419 on March 31, 2023.

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

Liquidity and Capital Resources

As reflected in our Condensed Statements of Cash Flows, we generated net cash of $105,665 from operating activities in the first quarter 2023, compared to net cash used in operating activities of $452,413 in the same period last year. To calculate our net cash provided by (used in) operating activities, we adjusted our net loss of $993,420 in the first quarter of 2023 and net income of $341,933 in the first quarter of 2022 by adding back non-cash expenses such as stock-based compensation expense, depreciation and amortization, and deferred tax expenses and benefits, which amounted to $504,295 and $509,623 in the first quarters of 2023 and 2022, respectively. In addition, we analyze changes in operating assets and liabilities as a source or use of cash. In Q1 2023, changes in operating assets and liabilities provided a net cash inflow of $594,790, mainly due to increases in accounts payable resulting from extended payment terms with vendors. In the first quarter of 2022, changes in operating assets and liabilities resulted in a net used cash totaling $1,303,969, primarily due to an increase in accounts receivables driven by higher shipment levels and from the security deposit for the lease of our new office building.

In the first quarters of 2023 and 2022, we invested $466,106 and $134,919, respectively, in leasehold improvements, computer software development costs, and manufacturing tooling costs.

Net cash used in financing activities for the three months ended March 31, 2023 was $299,720, compared to net cash used in financing activities of $85,468 in the comparable period a year ago. Financing activities in 2023 consisted primarily of common stock repurchased and the final repayment of our term loan, partially offset by the proceed of employee stock options exercised in the amount of $33,705. Financing activities in 2022 consisted primarily of $125,000 repayment of our term loan, partially offset by the proceeds of employee stock options in the amount of $39,532.

Critical Accounting Estimates

Index

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

A complete description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission.

Contractual Obligations

Our contractual cash obligations on March 31, 2023 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$9,095,000	$8,554,000	$541,000	$—	$—
Operating lease	4,263,000	626,000	1,298,000	1,375,000	964,000
Total contractual obligations	$13,358,000	$9,180,000	$1,839,000	$1,375,000	$964,000

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

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

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. Based on a sensitivity analysis of our net foreign currency denominated assets at the end of the quarter ended March 31, 2023, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the first quarter of 2023 of approximately $23,400. For the first quarter of 2023, the actual net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was approximately $1,800. We will continue to monitor and assess our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If global economic conditions continue to deteriorate, it may further impact our business and our financial condition. We may face significant challenges if conditions in the financial markets worsen. The impact of such future developments on our business, including the ongoing military action in Ukraine by Russia, is highly uncertain and cannot be predicted. If the overall economy continues to decline for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including impairing our ability to pursue potential opportunities and limiting our ability to raise additional capital when needed on acceptable terms, if at all.

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

Index

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

Index

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

Index

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

We rely primarily on distributors to distribute our products, and our sales would suffer if any of these distributors stop distributing our products effectively.

Because we distribute and fulfill resellers’ orders for our products primarily through distributors, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build-up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity. During the three months ended March 31, 2023 and 2022, Ingram Micro® and BlueStar together represented approximately 43% and 47%, respectively, of our worldwide sales. We expect that a significant portion of our sales will continue to depend on sales to a limited number of distributors.

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

Index

Undetected flaws and defects in our products may disrupt product sales and result in expensive and time-consuming remedial action

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

Index

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

Our corporate headquarters is located in a seismically active region in Northern California. If major disasters such as earthquakes occur, or our information system or communications network breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, we may be affected by health epidemic or pandemics or geopolitical instability, such as Russia’s military action against Ukraine. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

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

Index

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

As of May 9, 2023, we had 7,130,853 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to the manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of May 9, 2023, we had 1,262,028 shares of common stock subject to outstanding options under our stock option plans, 1,068,934 shares of restricted stock outstanding, and 427,974 shares of common stock available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and restricted stock and reserved them for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options and unvested restricted stock will be eligible for resale in the public market as soon as the options are exercised or the restricted stock vests, as applicable.

Index

Volatility in the trading price of our common stock could negatively impact the price of our common stock.

During the period from January 1, 2022 through the date of the report, our common stock price fluctuated between a high of $4.84 and a low of $1.47. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

Exhibit Number		Exhibit Description

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	**	XBRL Document

*       Filed herewith.

**       Furnished herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCKET MOBILE, INC.

Registrant

Date: May 15, 2023	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 15, 2023	/s/ Lynn Zhao
Lynn Zhao
Vice President of Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

