Form 10-Q
period 2023-06-30
SOCKET MOBILE, INC.
filed 2023-08-14
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2023

OR

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

The number of shares of Common Stock ($0.001 par value) outstanding as of August 9, 2023 was 7,323,442 shares.

INDEX

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$5,117,157	$6,045,982	$9,429,335	$12,338,984

Cost of revenues	2,465,594	3,010,300	4,705,285	6,175,640

Gross profit	2,651,563	3,035,682	4,724,050	6,163,344

Operating expenses:
Research and development	1,189,930	1,121,116	2,437,049	2,174,722
Sales and marketing	1,004,579	964,434	2,011,371	1,864,314
General and administrative	748,609	760,848	1,522,597	1,471,320
Total operating expenses	2,943,118	2,846,398	5,971,017	5,510,356

Operating income (loss)	(291,555)	189,284	(1,246,967)	652,988

Interest expense, net	(55,261)	(45,005)	(93,269)	(90,611)

Net income (loss) before income taxes	(346,816)	144,279	(1,340,236)	562,377

Income tax benefit (expense)	(166,000)	(40,320)	(166,000)	(116,485)

Net income (loss)	$(512,816)	$103,959	$(1,506,236)	$445,892

Net income (loss) per share:

Basic	$(0.06)	$0.01	$(0.18)	$0.06
Diluted	$(0.06)	$0.01	$(0.18)	$0.05

Weighted average shares outstanding:

Basic	7,163,608	7,219,646	7,135,149	7,225,641
Diluted	7,163,608	7,643,315	7,135,149	7,687,980

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,431,037	$3,623,469
Accounts receivable, net	3,200,422	2,659,861
Inventories, net	5,509,150	5,601,691
Prepaid expenses and other current assets	617,734	617,188
Deferred cost on shipments to distributors	412,490	266,327
Total current assets	13,170,833	12,768,536

Property and equipment:
Machinery and office equipment	2,194,521	1,533,087
Computer equipment	3,157,278	2,715,121
	5,351,799	4,248,208
Accumulated depreciation	(2,938,637)	(2,590,999)
Property and equipment, net	2,413,162	1,657,209

Intangible assets, net	1,623,017	1,693,927
Other long-term assets	274,528	250,239
Deferred tax assets	8,502,419	8,668,419
Operating lease right-of-use asset	3,326,655	3,559,658
Total assets	$29,310,614	$28,597,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,838,429	$1,665,028
Accrued payroll and related expenses	600,297	742,541
Deferred revenue on shipments to distributors	942,170	594,793
Short term portion of deferred service revenue	20,508	22,599
Note Payable – current portion	—	125,000
Subordinated convertible notes payable, net of discount	149,356	147,409
Subordinated convertible notes payable, net of discount-related party	2,828,068	1,230,530
Operating lease – current portion	465,009	444,529
Total current liabilities	6,843,837	4,972,429

Long-term portion of deferred service revenue	12,029	11,767
Long-term portion of operating lease	3,055,088	3,292,035
Total liabilities	9,910,954	8,276,231

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: authorized 20,000,000 shares, 7,666,783 issued and 7,307,533 outstanding at June 30, 2023, and 7,355,967 shares issued and 7,089,676 shares outstanding at December 31, 2022	7,308	7,090
Additional paid-in capital	67,949,996	67,157,650
Treasury stock	(1,037,988)	(829,563)
Accumulated deficit	(47,519,656)	(46,013,420)
Total stockholders’ equity	19,399,660	20,321,757
Total liabilities and stockholders’ equity	$29,310,614	$28,597,988

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2022	7,089,676	$7,090	$67,157,650	266,291	$(829,563)	$(46,013,420)	$20,321,757
Vesting of restricted stocks	147,972	148	(148)	—	—	—	—
Restricted stock retired for tax withholding	(53,647)	(54)	54	—	—	—	—
Exercise of stock option	38,909	39	33,666	—	—	—	33,705
Stock-based compensation	—	—	295,833	—	—	—	295,833
Treasury shares purchased	(92,959)	(93)	93	92,959	(208,425)	—	(208,425)
Net loss	—	—	—	—	—	(993,420)	(993,420)
Balance at March 31, 2023	7,129,951	$7,130	$67,487,148	359,250	$(1,037,988)	$(47,006,840)	$19,449,450
Vesting of restricted stocks	93,180	93	(93)	—	—	—	—
Restricted stock retired for tax withholding	(598)	—	—	—	—	—	—
Exercise of stock option	85,000	85	156,525	—	—	—	156,610
Stock-based compensation	—	—	306,416	—	—	—	306,416
Net loss	—	—	—	—	—	(512,816)	(512,816)
Balance at June 30, 2023	7,307,533	$7,308	$67,949,996	359,250	$(1,037,988)	$(47,519,656)	$19,399,660

See accompanying notes to condensed financial statements.

Index

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2021	7,183,874	$7,184	$66,139,630	—	$—	$(46,100,351)	$20,046,463
Vesting of restricted stocks	91,134	91	(91)	—	—	—	—
Restricted stock retired for tax withholding	(26,157)	(26)	(115,189)	—	—	—	(115,215)
Exercise of stock option	24,200	24	39,508	—	—	—	39,532
Stock-based compensation	—	—	223,446	—	—	—	223,446
Net income	—	—	—	—	—	341,933	341,933
Balance at March 31, 2022	7,273,051	$7,273	$66,287,304	—	$—	$(45,758,418)	$20,536,159
Vesting of restricted stocks	1,200	1	(1)	—	—	—	—
Restricted stock retired for tax withholding	(387)	—	30	—	—	—	30
Exercise of stock option	19,390	19	41,950	—	—	—	41,969
Stock-based compensation	—	—	251,534	—	—	—	251,534
Treasury shares purchased	(90,913)	(91)	91	90,913	(377,950)	—	(377,950)
Net income	—	—	—	—	—	103,959	103,959
Balance at June 30, 2022	7,202,341	$7,202	$66,580,908	90,913	$(377,950)	$(45,654,459)	$20,555,701

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income (loss)	$(1,506,236)	$445,892
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	602,249	474,980
Depreciation and amortization	418,549	394,287
Amortization of debt discount	17,033	16,546
Amortization of operating lease ROU Asset	233,003	297,069
Deferred tax expenses (benefits)	166,000	116,485

Changes in operating assets and liabilities:
Accounts receivable	(540,561)	(815,172)
Inventories	92,541	(732,996)
Prepaid expenses and other current assets	(546)	(359,891)
Other assets	(24,289)	(222,248)
Accounts payable and accrued expenses	173,401	1,137,335
Accrued payroll and related expenses	(142,244)	(4,595)
Net deferred revenue on shipments to distributors	201,214	82,156
Deferred service revenue	(1,829)	6,169
Net change in operating lease liability	(216,467)	(237,253)
Net cash (used in) provided by operating activities	(528,182)	598,764

Investing activities
Purchases of equipment and intangible assets	(1,103,592)	(560,079)
Net cash used in investing activities	(1,103,592)	(560,079)

Financing activities
Common stocks repurchased and related expenses	(208,425)	(377,950)
Proceeds from note payable	1,582,452	—
Repayments of note payable	(125,000)	(250,000)
Proceeds from stock options exercised	190,315	81,531
Net cash provided by (used in) financing activities	1,439,342	(546,419)
Net decrease in cash and cash equivalents	(192,432)	(507,734)

Cash and cash equivalents at beginning of period	3,623,469	6,095,886
Cash and cash equivalents at end of period	$3,431,037	$5,588,152

Supplemental disclosure of cash flow information
Cash paid for interest	$70,934	$81,386
Supplemental disclosure of non-cash activities
Payroll tax liability for retired restricted stock	$—	$115,215
Property acquired under operating lease	$—	$3,851,195

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2023

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. In response to recent volatility in the financial markets in March 2023, the Company entered into an Insured Cash Sweep (“ICS”) Deposit Placement Agreement with IntraFi Network LLC facilitated by its bank, Bridge Bank - a division of Western Alliance Bank. The ICS program provides the Company’s demand or savings products with access to unlimited FDIC insurance, which helps the Company to keep the full amount of the deposit on its balance sheet and provides additional security during times of market uncertainty. As of June 30, 2023 and December 31, 2022, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and debt approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

 In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers: Topic 606” (“ASC 606”). With the adoption of ASC 606 in January 2017, the Company recognizes revenue on sales to distributors when shipping of product is completed and title transfers to distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. On June 30, 2023, the deferred revenue and deferred cost on shipments to distributors were $942,170 and $412,490, respectively, compared to $594,793 and $266,327, respectively, on December 31, 2022.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2023

The Company also earns revenue from its SocketCare extended warranty program, which provides extended warranty and accidental breakage coverage for selected products. Customers can purchase a SocketCare warranty at the time of product purchase, which provides coverage for a three-year or a five-year term. Revenues from SocketCare services are recognized ratably over the life of the extended warranty contract. For the quarters ended June 30, 2023 and 2022, SocketCare revenue was approximately $5,400 and $5,900, respectively. The amount of unrecognized SocketCare service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short- and long-term components. On June 30, 2023, the balance of unrecognized SocketCare service revenue was approximately $33,000.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee is required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. The Company adopted ASU 2016-02 effective January 1, 2019. On June 30, 2023, the balances of right-of-use assets and liabilities for the operating lease were $3,326,655 and $3,520,097, respectively, compared to $3,559,658 and $3,736,564, respectively, on December 31, 2022.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2023

NOTE 3 — Intangible Assets

In 2021, the Company entered into the Technology Transfer Agreement with SpringCard SAS (“SpringCard”). The Unaudited Condensed Balance Sheets include the intangible assets of the acquired technology at the carrying amount, net of amortization of $1,623,017 as of June 30, 2023.

The intangible assets are amortized on a straight-line basis over their estimated useful lives of fifteen years, beginning on April 1, 2021. As of June 30, 2023, the estimated future amortization of these intangible assets is as follows:

Fiscal Year	Amount
2023 (July 1, 2023 to December 31, 2023)	$ 63,648
2024	127,296
2025	127,296
2026	127,296
2027	127,296
Thereafter	1,050,185
Total	$ 1,623,017

NOTE 4 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories on June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
	2023	2022
Raw materials and sub-assemblies	$6,034,232	$6,193,453
Finished goods	355,861	289,181
Inventory reserves	(880,943)	(880,943)
Inventory, net	$5,509,150	$5,601,691

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

June 30, 2023

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

Second Business Financing Modification Agreement and Waiver of Defaults

On January 25, 2023, the Company entered into the Second Business Financing Modification Agreement and Waiver of Defaults with the Bank, which extended the maturity date of the Company’s revolving lines of credit to January 31, 2025.

Third Business Financing Modification Agreement and Waiver of Defaults

On May 26, 2023, the Company entered into the Third Business Financing Modification Agreement, Waiver of Defaults and Consent with the Bank. As part of the agreement, the bank has waived the default resulting from the Company’s failure to meet the minimum adjusted EBITDA requirement in the quarter ended March 31, 2023. Additionally, the bank has provided consent for the issuance of additional subordinated debt during May 2023.

The outstanding balance of the CalCap Loan, which was $125,000, was paid off on February 1, 2023. The Company did not borrow any amounts on its bank credit lines as of June 30, 2023 and December 31, 2022.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2023

On November 16, 2022, the Company and the requisite holders of the outstanding notes entered into a Secured Subordinated Convertible Note Extension Agreement (the “Extension Agreement”), which extended the maturity date of the notes from August 30, 2023 to August 30, 2024. All other terms and conditions of the notes remain unchanged and in full force and effect.

On May 26, 2023, the Company completed a secured subordinated convertible note financing of $1,600,000. The proceeds of the Financing will be used to increase the Company’s working capital balances. The secured subordinated convertible notes have a three-year term and will mature on May 26, 2026. The interest rate on the Notes is 10% per year, payable quarterly in cash. The holder of each Note may require the Company to repay the principal amount of the Note plus accrued interest at any time after May 26, 2024. The Notes are secured by the assets of the Company and are subordinated to the Company’s debts with Western Alliance Bank, its senior lender. The principal amount of each Note is convertible at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $1.34 per share. Failure to pay the principal payment or any interest payment (with 5 days delinquency) when due are events of default under the Notes. The Company filed and caused to be declared effective pursuant to the Securities Act of 1933, as amended, in June 2023 a Registration Statement to provide for resales of the shares of Common Stock issuable upon conversion of the Notes.

Total interest expenses recognized related to the convertible notes were $59,636 and $43,177 for three months ended June 30, 2023 and 2022, respectively.

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

Revenues by geographic areas for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Americas	$3,840,276	$4,480,812	$6,978,929	$9,363,585
Europe	677,761	952,965	1,220,288	1,650,935
Asia Pacific	599,120	612,205	1,230,118	1,324,464
Total revenues	$5,117,157	$6,045,982	$9,429,335	$12,338,984

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2023

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
BlueStar, Inc.	26%	19%	23%	20%
Ingram Micro Inc.	22%	33%	23%	30%
ScanSource, Inc.	*	*	*	14%

*	Customer accounted for less than 10% of the Company’s total revenue

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks and the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances on June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
	2023	2022
Ingram Micro Inc.	36%	14%
BlueStar, Inc.	26%	46%
ScanSource, Inc.	12%	11%

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or due to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. The Company’s inability to procure certain materials could have a material adverse effect on the Company’s results. For the three months ended June 30, 2023 and 2022, top three suppliers accounted for 54% and 55% of inventory purchases. As of June 30, 2023 and December 31, 2022, 28% and 31%, respectively, of the Company’s accounts payable balances were concentrated with top two suppliers.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2023

NOTE 8 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of stock options and restricted stock, based on the fair value of the awards as of the date that the awards are issued. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period.

The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. There were no stock options granted during the six months ended June 30, 2023, compared to 40,000 stock options for the six months ended June 30, 2022.

Restricted stock shares are issued to employees, consultants, and board directors and are held in escrow by the Company until the shares vest. Vesting is contingent upon the recipients remaining as continuing service providers on each of the vesting dates. In the event of termination of service or employment, unvested shares revert back to the Company. Shares are registered at the time of grant, allowing share owners to vote at the annual stockholder meeting. These shares of restricted stock are granted at zero cost basis. Compensation cost for the restricted stock is recognized on a straight-line basis over the vesting period. For the six months ended June 30, 2023 and 2022, the Company awarded 450,370 and 323,800 shares of restricted stock, respectively.

As of June 30, 2023, there were 993,819 shares of restricted stock outstanding. Due to the existence of restrictions on sale or transfer until the shares vest, the Company does not count the shares of restricted stock as issued and outstanding shares until they vest.

Total stock-based compensation expenses for the three and six months ended June 30, 2023 were $306,416 and $602,249, respectively, compared to expenses of $251,534 and $474,980 in the corresponding periods a year ago.

NOTE 9 — Net Income (Loss) Per Share

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(512,816)	$103,959	$(1,506,236)	$445,892
Net income (loss) allocated to restricted stock award	(66,541)	10,521	(189,740)	43,773
Adjusted net income (loss) for basic earnings per share	$(446,275)	$93,438	$(1,316,496)	$402,119
Convertible note interest	—	—	—	—
Adjusted net income (loss) before interest for diluted earnings per share	$(446,275)	$93,438	$(1,316,496)	$402,119

Denominator: Weighted average shares outstanding used in computing net income (loss) per share:
Basic	7,163,608	7,219,646	7,135,149	7,225,641
Effect of dilutive stock options	—	423,669	—	462,339
Effect of convertible note weighted shares	—	—	—	—

Diluted	7,163,608	7,643,315	7,135,149	7,687,980

Net income (loss) per share applicable to common stockholders:
Basic	$(0.06)	$0.01	$(0.18)	$0.06
Diluted	$(0.06)	$0.01	$(0.18)	$0.05

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2023

In the three and six months ended June 30, 2023, 1,167,384 stock options, 2,152,934 shares for convertible notes, and 50,000 warrants were excluded in the calculation of diluted net loss per share as their effect would have been anti-dilutive.

In the three and six months ended June 30, 2022, 939,168 and 903,369 stock options, respectively, were excluded in the calculation of diluted net income per share as their effect would have been anti-dilutive. In the three and six months ended June 30, 2022, 50,000 warrants were also excluded in the calculation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 10 — Income Taxes

The Company recorded income tax expenses of $166,000 in the three and six months ended June 30, 2023, compared to income tax expenses of $40,320 and $116,485 respectively in the three and six months ended June 30, 2022.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2023

As of June 30, 2023, the balances of right-of-use assets and liabilities were approximately $3,326,655 and $3,520,097, respectively, compared to approximately $3,559,658 and $3,736,564, respectively, on December 31, 2022.

In July 2022, the Company also signed a two-year equipment operating lease agreement and the future lease payments are discounted at the interest rate of 5.5%.

The operating lease expense was allocated in cost of goods sold and operating expenses based on department headcount and amounted to $162,108 and $324,217 for the three and six months ended June 30, 2023, respectively, compared to $214,839 and $322,604 for the three and six months ended June 30, 2022, respectively.

Cash payments included in the measurement of the Company’s operating lease liabilities were $155,348 and $308,530 for the three and six months ended June 30, 2023, respectively, compared to $126,838 and $258,847, respectively, for the corresponding prior year periods.

Future minimum lease payments for the operating lease in effect as of June 30, 2023 are shown below:

Annual minimum payments:	Amount
2023 (July 2023 through December 31, 2023)	313,713
2024	636,861
2025	652,883
2026	672,470
2027	692,644
Thereafter	1,139,071
Total minimum payments	4,107,642
Less: Present value factor	(587,545)
Total operating lease liabilities	3,520,097
Less: Current portion of operating lease	(465,009)
Long-term portion of operating lease	$3,055,088

Purchase Commitments

As of June 30, 2023, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $7,900,000.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2023

NOTE 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred between July 1, 2023 through the date of this report, the date that the unaudited condensed financial statements were issued. Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

The Company issued 15,000 shares of common stock upon the exercise of stock options.

9,350 shares of restricted stock were granted from the 2004 Equity Incentive Plan.

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

Index

SocketCam family. Our SocketCam C820, a software-based barcode scanner, offers a free, flexible, quick, and reliable data capture solution to our App partners who can include the C820 in their applications to provide free scanning to their end-users. The SocketCam C820 is the first member of the SocketCam family and turns any mobile device into a high-performance barcode scanner. App providers are challenged to service a wide range of customers with various data capture requirements, from price-sensitive to performance-sensitive, and even multiple data types. The addition of the C820 seamlessly enables these diverse requirements. End-users whose data capture requirements exceed the capabilities of the free camera-based scanners will have the choice of purchasing a Socket Scanner or using an advanced version of the camera-based scanner C860 which is expected to be available in Q3 2023.

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

Index

Results of Operations

Revenues

Total revenues for the three and six months ended June 30, 2023, were approximately $5.1 million and $9.4 million, respectively, a decrease of 15% and 24%, respectively, from revenues of approximately $6.05 million and $12.3 million, respectively, in the comparable periods one year ago. The decline was primarily attributable to the weakness in the retail POS market, which serves as the primary source of our revenue.

Gross Margins

Our gross profit margins on sales for the three and six months ended June 30, 2023, were 51.8% and 50.1%, respectively, compared to gross margins of 50.2% and 50.0% for the corresponding periods a year ago. The improvement in margins was attributed to the higher margin achieved through direct sales from our online SocketStore.

Research and Development Expense

Research and development expense in the three and six months ended June 30, 2023, were approximately $1,190,000 and $2,437,000, respectively, representing an increase of 6% and 12% compared to expenses of approximately $1,121,000 and $2,175,000 in the corresponding periods a year ago. The increases were primarily attributed to the Cost-of-Living Adjustments implemented in Q3 2022 and the rise in development costs for new products. Additionally, we recognize the significance of expediting time to market for new products to drive revenue growth, which is why we will continue to make substantial research and development investments as our revenue grows. Moving forward, we anticipate that R&D expenses will remain at a similar level to the first half of the year for the remainder of the year.

Sales and Marketing Expense

Sales and marketing expense in the three and six months ended June 30, 2023, were approximately $1,005,000 and $2,011,000, respectively, representing an increase of 4% and 8% compared to expense of approximately $964,000 and $1,864,000 in the corresponding periods a year ago. The increase in expenses was primarily attributed to higher headcount and the Cost-of-Living Adjustments implemented in Q3 2022. We anticipate that sales and marketing expenses will slightly increase for the rest of the year.

General and Administrative Expense

General and administrative expense in the three and six months ended June 30, 2023 were approximately $749,000 and $1,523,000, respectively, reflecting a slight decrease of 2% and a slight increase of 3% compared to expense of approximately $761,000 and $1,471,000 in the corresponding periods a year ago. We anticipate the general and administrative expenses will decrease for the rest of the year due to the absence of costs related to professional services, which are typically concentrated in the first half of the year.

Index

Interest Expense, Net of Interest Income

Interest expense, net of interest income, in the three and six months ended June 30, 2023 was approximately $55,000 and $93,000, respectively, compared to approximately $45,000 and $91,000, respectively, in the same periods one year ago. Interest expense in the three and six months ended June 30, 2023, was related to interest on the secured subordinated convertible notes payable (see “NOTE 6 — Secured Subordinated Convertible Notes Payable” of the notes to consolidated financial statements for more information) and on the CalCap loan. Our credit lines had no outstanding balances during the three and six months ended June 30, 2023. Interest expense in 2022 was primarily related to interest on the secured subordinated convertible notes payable and on the CalCap loan. There were no outstanding balances of our bank term loan and credit lines during the first three and six months of 2022.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable first quarters, reflecting low average rates of return.

Income Taxes

In the three and six months ended June 30, 2023, we recorded income tax expense of $166,000. As of June 30, 2023, our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at $8,502,419. In the three and six months ended June 30, 2022, we recorded income tax expenses of $40,320 and $116,485, respectively. As of June 30, 2022, our deferred tax asset was valued at $7,843,934.

 We have determined that utilization of existing net operating losses against future taxable income is not limited by Section 382 of the Internal Revenue Code. However, future ownership changes may limit our ability to fully utilize the existing net operating loss carryforwards against any future taxable income. We will continue to monitor the likelihood of realizing the value of deferred tax assets in the future.

Liquidity and Capital Resources

As reflected in our Statements of Cash Flows, net cash used in operating activities was approximately $528,000 in the first half of 2023, compared to net cash provided by operating activities amounted to approximately $599,000 in the first half of 2022, respectively. We calculate net cash provided by (used in) operating activities by adjusting our net income (loss) (approximately a net loss of approximately $1,506,000 and net income of $446,000 in the first half of 2023 and 2022, respectively) with the items that did not require the use of cash. Those items include stock-based compensation expense, depreciation and amortization of equipment and intangible assets, amortization of debt discount and operating lease ROU assets, and deferred tax expenses (benefits). These amounts totaled approximately $1,437,000 and $1,299,000 in the first half of 2023 and 2022, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

Index

In the first half of 2023, changes in operating assets and liabilities resulted in net cash used in operating activities of approximately $459,000 which were primarily from increased accounts receivable levels driven by higher shipment levels at the end of the quarter and operating lease payments. The uses of cash were partially offset by increases in net deferred revenue on shipments to distributors and increase in accounts payable.

In the first half of 2022, changes in operating assets and liabilities resulted in net cash used in operating activities of approximately $1,146,000 which were primarily from increasing our inventory levels in order to cope with supply issues and longer component lead times, increased accounts receivable driven by higher shipment levels, increased prepaid expenses and security deposit for the new lease agreement. The uses of cash were partially offset by increases in accounts payable driven primarily by increased inventory purchases.

In the first half of 2023 and 2022, we invested approximately $1,104,000 and $560,000, respectively, in manufacturing tooling, firmware development, website development, and leasehold improvements,

Net cash provided by financing activities was approximately $1,439,000 in the first half of 2023, compared to net cash used in financing activities was approximately $546,000 in the comparable period a year ago. Financing activities in 2023 consisted primarily of the completion of secured subordinated note financing of $1,582,000 and the proceeds of employee stock options in the amount of $190,315. These were partially offset by the repurchase of treasury stock amounting to approximately $208,000 and the final repayment of our term loan, which was $125,000. In contrast, financing activities in 2022 primarily consisted of the repurchase of treasury stock, which amounted to approximately $378,000, and the repayment of our term loan, which was $250,000. These were partially offset by the proceeds of employee stock options in the amount of $81,531.

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

Index

Contractual Obligations

Our contractual cash obligations on June 30, 2023 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$7,939,000	$7,451,000	$488,000	$—	$—
Operating lease	4,108,000	631,000	1,306,000	1,385,000	786,000
Total contractual obligations	$12,047,000	$8,082,000	$1,794,000	$1,385,000	$786,000

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily pertains to our revolving credit line facilities. These facilities provide us with up to $2.5 million with variable interest rates based upon the lender's prime rate (with a minimum of 4.25%) plus 0.75%. This applies to both the domestic line of credit (up to $2.0 million) and the EXIM line of credit (up to $0.5 million). As a result, any interest rate increases could raise our interest expense on outstanding credit line balances.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros, and we pay the expenses of our European employees in Swiss Franc and British pounds. Additionally, we may enter into selected future purchase commitments with foreign suppliers that will be paid in the local currency of the supplier. Based on a sensitivity analysis of our net foreign currency-denominated assets at the end of the quarter ended June 30, 2023, an adverse change of 10% in exchange rates would have resulted in an increase of our net loss of approximately $30,000 for the second quarter of 2023. The actual net adjustment for the effects of changes in foreign currency on cash balances, collections, and payables was a loss of approximately $2,500 for the second quarter of 2023. We will continue to monitor and assess our risks related to foreign currency fluctuations to mitigate any potential impacts on our financial performance.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If global economic conditions deteriorate, it may impact our business and our financial condition. We may face significant challenges if conditions in the financial markets worsen. The impact of such future developments on our business, including the ongoing military action in Ukraine by Russia, is highly uncertain and cannot be predicted. If the overall economy continues to decline for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including impairing our ability to pursue potential opportunities and limiting our ability to raise additional capital when needed on acceptable terms, if at all.

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

Our accounts receivable is derived primarily from distributors. We perform ongoing credit evaluations of our customers’ financial conditions but generally require no collateral from our customers. Reserves are maintained for potential credit losses, and such losses have historically been within such reserves. However, many of our customers may be thinly capitalized and may be prone to failure in adverse market conditions. Although our collection history has been good, from time to time a customer may not pay us because of financial difficulty, bankruptcy or liquidation. If global financial conditions have an impact on our customer’s ability to pay us in a timely manner, consequently, we may experience increased difficulty in collecting our accounts receivable, and we may have to increase our reserves in anticipation of increased uncollectible accounts.

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

Because we distribute and fulfill resellers’ orders for our products primarily through distributors, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build-up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity. During the six months ended June 30, 2023 and 2022, Ingram Micro® and BlueStar together represented approximately 46% and 50%, respectively, of our worldwide sales. We expect that a significant portion of our sales will continue to depend on sales to a limited number of distributors.

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

We have been using stock options and restricted stocks as key components of our employee compensation packages. We believe that stock options and restricted stocks provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. The expensing of employee stock options and restricted stocks adversely affects our net results and earnings per share, will continue to adversely affect future quarters, and will make profitability harder to achieve. In addition, we may decide in response to the effects of expensing stock options and restricted stocks on our operating results to reduce the number of stock options or restricted stocks granted to employees or to grant to fewer employees. This could adversely affect our ability to retain existing employees or attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

As of August 9, 2023, we had 7,323,442 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to the manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of August 9, 2023, we had 1,152,384 shares of common stock subject to outstanding options under our stock option plans, 998,284 shares of restricted stock outstanding, and 411,338 shares of common stock available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and restricted stock and reserved them for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options and unvested restricted stock will be eligible for resale in the public market as soon as the options are exercised or the restricted stock vests, as applicable.

Index

Volatility in the trading price of our common stock could negatively impact the price of our common stock.

During the period from January 1, 2022 through the date of the report, our common stock price fluctuated between a high of $4.84 and a low of $1.24. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: August 14, 2023	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2023	/s/ Lynn Zhao
Lynn Zhao
Vice President of Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index