Form 10-Q
period 2023-09-30
SOCKET MOBILE, INC.
filed 2023-11-14
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

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

The number of shares of Common Stock ($0.001 par value) outstanding as of November 9, 2023 was 7,323,121 shares.

INDEX

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2023	2022	2023	2022

Revenues	$3,205,893	$3,727,871	$12,635,228	$16,066,855

Cost of revenues	1,787,696	2,073,012	6,492,981	8,248,652

Gross profit	1,418,197	1,654,859	6,142,247	7,818,203

Operating expenses:
Research and development	1,206,452	1,096,400	3,643,501	3,271,122
Sales and marketing	1,002,206	864,702	3,013,577	2,729,016
General and administrative	608,094	641,184	2,130,691	2,112,504
Total operating expenses	2,816,752	2,602,286	8,787,769	8,112,642

Operating loss	(1,398,555)	(947,427)	(2,645,522)	(294,439)

Interest expense, net	(76,440)	(43,092)	(169,709)	(133,703)

Net loss before income taxes	(1,474,995)	(990,519)	(2,815,231)	(428,142)

Income tax benefit (expense)	150,000	116,485	(16,000)	—

Net loss	$(1,324,995)	$(874,034)	$(2,831,231)	$(428,142)

Net loss per share:

Basic	$(0.16)	$(0.11)	$(0.34)	$(0.05)
Diluted	$(0.16)	$(0.11)	$(0.34)	$(0.05)

Weighted average shares outstanding:

Basic	7,319,782	7,153,210	7,197,371	7,202,239
Diluted	7,319,782	7,153,210	7,197,371	7,202,239

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED BALANCE SHEETS

	Sept 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,093,555	$3,623,469
Accounts receivable, net	1,559,679	2,659,861
Inventories, net	5,529,143	5,601,691
Prepaid expenses and other current assets	617,280	617,188
Deferred cost on shipments to distributors	246,700	266,327
Total current assets	11,046,357	12,768,536

Property and equipment:
Machinery and office equipment	2,415,339	1,533,087
Computer equipment, software and website development	3,302,095	2,715,121
	5,717,434	4,248,208
Accumulated depreciation	(3,159,811)	(2,590,999)
Property and equipment, net	2,557,623	1,657,209

Intangible assets, net	1,591,193	1,693,927
Other long-term assets	250,715	250,239
Deferred tax assets	8,652,419	8,668,419
Operating lease right-of-use asset	3,208,084	3,559,658
Total assets	$27,306,391	$28,597,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,268,399	$1,665,028
Accrued payroll and related expenses	642,322	742,541
Deferred revenue on shipments to distributors	595,975	594,793
Short term portion of deferred service revenue	20,334	22,599
Note Payable – current portion	—	125,000
Subordinated convertible notes payable, net of discount	150,000	147,409
Subordinated convertible notes payable, net of discount-related party	2,834,402	1,230,530
Operating lease – current portion	474,030	444,529
Total current liabilities	5,985,462	4,972,429

Long-term portion of deferred service revenue	12,757	11,767
Operating lease - long-term portion	2,932,748	3,292,035
Total liabilities	8,930,967	8,276,231

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: authorized 20,000,000 shares, 7,682,443 issued and 7,323,193 outstanding at September 30, 2023, and 7,355,967 shares issued and 7,089,676 shares outstanding at December 31, 2022	7,323	7,090
Additional paid-in capital	68,250,740	67,157,650
Treasury stock	(1,037,988)	(829,563)
Accumulated deficit	(48,844,651)	(46,013,420)
Total stockholders’ equity	18,375,424	20,321,757
Total liabilities and stockholders’ equity	$27,306,391	$28,597,988

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2022	7,089,676	$7,090	$67,157,650	266,291	$(829,563)	$(46,013,420)	$20,321,757
Vesting of restricted stocks	147,972	148	(148)	—	—	—	—
Restricted stock retired for tax withholding	(53,647)	(54)	54	—	—	—	—
Exercise of stock option	38,909	39	33,666	—	—	—	33,705
Stock-based compensation	—	—	295,833	—	—	—	295,833
Treasury shares purchased	(92,959)	(93)	93	92,959	(208,425)	—	(208,425)
Net loss	—	—	—	—	—	(993,420)	(993,420)
Balance at March 31, 2023	7,129,951	$7,130	$67,487,148	359,250	$(1,037,988)	$(47,006,840)	$19,449,450
Vesting of restricted stocks	93,180	93	(93)	—	—	—	—
Restricted stock retired for tax withholding	(598)	—	—	—	—	—	—
Exercise of stock option	85,000	85	156,525	—	—	—	156,610
Stock-based compensation	—	—	306,416	—	—	—	306,416
Net loss	—	—	—	—	—	(512,816)	(512,816)
Balance at June 30, 2023	7,307,533	$7,308	$67,949,996	359,250	$(1,037,988)	$(47,519,656)	$19,399,660
Vesting of restricted stocks	1,035	1	(1)	—	—	—	—
Restricted stock retired for tax withholding	(375)	(1)	1	—	—	—	—
Exercise of stock option	15,000	15	22,485	—	—	—	22,500
Stock-based compensation	—	—	278,259	—	—	—	278,259
Net loss	—	—	—	—	—	(1,324,995)	(1,324,995)
Balance at September 30, 2023	7,323,193	$7,323	$68,250,740	359,250	$(1,037,988)	$(48,844,651)	$18,375,424

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2021	7,183,874	$7,184	$66,139,630	—	$—	$(46,100,351)	$20,046,463
Vesting of restricted stocks	91,134	91	(91)	—	—	—	—
Restricted stock retired for tax withholding	(26,157)	(26)	(115,189)	—	—	—	(115,215)
Exercise of stock option	24,200	24	39,508	—	—	—	39,532
Stock-based compensation	—	—	223,446	—	—	—	223,446
Net income	—	—	—	—	—	341,933	341,933
Balance at March 31, 2022	7,273,051	$7,273	$66,287,304	—	$—	$(45,758,418)	$20,536,159
Vesting of restricted stocks	1,200	1	(1)	—	—	—	—
Restricted stock retired for tax withholding	(387)	—	30	—	—	—	30
Exercise of stock option	19,390	19	41,950	—	—	—	41,969
Stock-based compensation	—	—	251,534	—	—	—	251,534
Treasury shares purchased	(90,913)	(91)	91	90,913	(377,950)	—	(377,950)
Net income	—	—	—	—	—	103,959	103,959
Balance at June 30, 2022	7,202,341	$7,202	$66,580,908	90,913	$(377,950)	$(45,654,459)	$20,555,701
Exercise of stock option	24,800	25	29,399	—	—	—	29,424
Stock-based compensation	—	—	260,398	—	—	—	260,398
Treasury shares purchased	(90,029)	(90)	90	90,029	(275,734)	—	(275,734)
Net loss	—	—	—	—	—	(874,034)	(874,034)
Balance at September 30, 2022	7,137,112	$7,137	$66,870,795	180,942	$(653,684)	$(46,528,493)	$19,695,755

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(2,831,231)	$(428,142)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	880,508	735,378
Depreciation and amortization	671,547	575,328
Amortization of debt discount	24,011	24,818
Amortization of operating lease ROU asset	351,574	399,177
Deferred tax expenses (benefits)	16,000	—
Changes in operating assets and liabilities:
Accounts receivable	1,100,182	764,047
Inventories	72,548	(995,403)
Prepaid expenses and other current assets	(92)	(181,024)
Other assets	(476)	(222,248)
Accounts payable and accrued expenses	(396,629)	(451,911)
Accrued payroll and related expenses	(100,219)	(46,731)
Net deferred revenue on shipments to distributors	20,809	69,708
Deferred service revenue	(1,275)	6,127
Net change in operating lease liability	(329,786)	(279,306)
Net cash used in operating activities	(522,529)	(30,182)
Investing activities
Purchases of PP&E including software and website development	(1,469,227)	(910,603)
Net cash used in investing activities	(1,469,227)	(910,603)
Financing activities
Common stocks repurchased	(208,425)	(653,684)
Proceeds from subordinated convertible notes payable, net of discount - related party	1,582,452	—
Repayments of note payable	(125,000)	(375,000)
Proceeds from stock options exercised	212,815	110,925
Net cash (used in) provided by financing activities	1,461,842	(917,759)
Net decrease in cash and cash equivalents	(529,914)	(1,858,544)
Cash and cash equivalents at beginning of period	3,623,469	6,095,886
Cash and cash equivalents at end of period	$3,093,555	$4,237,342
Supplemental disclosure of cash flow information
Cash paid for interest	$161,893	$122,197
Supplemental disclosure of non-cash activities
Payroll tax liability for retired restricted stock	$—	$115,215
Property acquired under operating lease	$—	$3,862,511

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. In response to recent volatility in the financial markets in March 2023, the Company entered into an Insured Cash Sweep (“ICS”) Deposit Placement Agreement with IntraFi Network LLC facilitated by its bank, Bridge Bank - a division of Western Alliance Bank. The ICS program provides the Company’s demand or savings products with access to unlimited FDIC insurance, which helps the Company to keep the full amount of the deposit on its balance sheet and provides additional security during times of market uncertainty. As of September 30, 2023 and December 31, 2022, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and debt approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

 In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers: Topic 606” (“ASC 606”). With the adoption of ASC 606 in January 2017, the Company recognizes revenue on sales to distributors when shipping of product is completed and title transfers to distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. On September 30, 2023, the deferred revenue and deferred cost on shipments to distributors were $595,975 and $246,700, respectively, compared to $594,793 and $266,327, respectively, on December 31, 2022.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023

The Company also earns revenue from its SocketCare extended warranty program, which provides extended warranty and accidental breakage coverage for selected products. Customers can purchase a SocketCare warranty at the time of product purchase, which provides coverage for a three-year or a five-year term. Revenues from SocketCare services are recognized ratably over the life of the extended warranty contract. For the quarters ended September 30, 2023 and 2022, SocketCare revenue was approximately $5,100 and $5,623, respectively. The amount of unrecognized SocketCare service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short- and long-term components. On September 30, 2023, the balance of unrecognized SocketCare service revenue was approximately $33,000.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee is required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. The Company adopted ASU 2016-02 effective January 1, 2019. On September 30, 2023, the balances of right-of-use assets and liabilities for the operating lease were $3,208,084 and $3,406,778, respectively, compared to $3,559,658 and $3,736,564, respectively, on December 31, 2022.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023

NOTE 3 — Intangible Assets

In 2021, the Company entered into the Technology Transfer Agreement with SpringCard SAS (“SpringCard”). The Unaudited Condensed Balance Sheets include the intangible assets of the acquired technology at the carrying amount, net of amortization of $1,591,193 as of September 30, 2023.

The intangible assets are amortized on a straight-line basis over their estimated useful lives of fifteen years, beginning on April 1, 2021. As of September 30, 2023, the estimated future amortization of these intangible assets is as follows:

Fiscal Year	Amount
2023 (October 1, 2023 to December 31, 2023)	$ 31,824
2024	127,296
2025	127,296
2026	127,296
2027	127,296
Thereafter	1,050,185
Total	$ 1,591,193

NOTE 4 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories on September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
	2023	2022
Raw materials and sub-assemblies	$5,876,769	$6,193,453
Finished goods	533,317	289,181
Inventory reserves	(880,943)	(880,943)
Inventory, net	$5,529,143	$5,601,691

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

September 30, 2023

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

Waiver of Defaults

On October 30, 2023, the Company entered into the Waiver of Default with the Bank. As part of the agreement, the bank has waived the default resulting from the Company’s failure to meet the minimum adjusted EBITDA requirement in the quarter ended September 30, 2023.

The Company did not borrow any amounts on its bank credit lines as of September 30, 2023 and December 31, 2022.

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

The funds raised are used to increase the Company’s working capital balances. The notes have a three-year term and accrue interest at 10% per annum and mature on August 30, 2023. The interest on the notes is payable quarterly in cash. The holder of each note may require the Company to repay the principal amount of the note plus accrued interest at any time after August 31, 2021. The principal amount of each note is convertible at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $1.46 per share, which was the market closing price of the common stock on Friday, August 28, 2020, the closing date of the financing. The notes did not contain a beneficial conversion feature because the conversion price is higher than the market closing price on the date of the notes payable. The notes are secured by the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Western Alliance Bank. Total issuance costs associated with the financing was $96,515, and the costs are presented in the balance sheet as a direct deduction from the notes payable balance of $1,530,000 as a contra-liability. The issuance costs are amortized over three years, the term of the notes payable, and the amortization expense is reported as interest expense.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023

On November 16, 2022, the Company and the requisite holders of the outstanding notes entered into a Secured Subordinated Convertible Note Extension Agreement (the “Extension Agreement”). This agreement extended the maturity date of the remaining balance of $1.4 million from August 30, 2023, to August 30, 2024. All other terms and conditions of the notes remain unchanged and in full force and effect.

On May 26, 2023, the Company completed a secured subordinated convertible note financing of $1,600,000. The proceeds of the Financing are used to increase the Company’s working capital balances. The secured subordinated convertible notes have a three-year term and will mature on May 26, 2026. The interest rate on the Notes is 10% per year, payable quarterly in cash. The holder of each Note may require the Company to repay the principal amount of the Note plus accrued interest at any time after May 26, 2024. The Notes are secured by the assets of the Company and are subordinated to the Company’s debts with Western Alliance Bank, its senior lender. The principal amount of each Note is convertible at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $1.34 per share. Failure to pay the principal payment or any interest payment (with 5 days delinquency) when due are events of default under the Notes. The Company filed and caused to be declared effective pursuant to the Securities Act of 1933, as amended, in June 2023 a Registration Statement to provide for resales of the shares of Common Stock issuable upon conversion of the Notes.

Total interest expense recognized related to the convertible notes for the three and nine months ended September 30, 2023 was $82,594 and $185,023, respectively. Total interest expenses for the three and nine months ended September 30, 2022 were $43,560 and $129,531, respectively.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023

Revenues by geographic areas for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Americas	$2,328,696	$2,678,380	$9,307,625	$12,041,965
Europe	514,158	486,073	1,734,446	2,137,008
Asia Pacific	363,039	563,418	1,593,157	1,887,882
Total revenues	$3,205,893	$3,727,871	$12,635,228	$16,066,855

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
BlueStar, Inc.	21%	31%	23%	22%
Ingram Micro Inc.	20%	16%	22%	27%
ScanSource, Inc.	*	*	*	13%

*	Customer accounted for less than 10% of the Company’s total revenue

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks and the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances on September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
	2023	2022
BlueStar, Inc.	31%	46%
Ingram Micro Inc.	17%	14%
ScanSource, Inc.	15%	11%

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or due to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. The Company’s inability to procure certain materials could have a material adverse effect on the Company’s results. For the three months ended September 30, 2023 and 2022, top three suppliers accounted for 52% and 55% of inventory purchases. As of September 30, 2023 and December 31, 2022, 18% and 31%, respectively, of the Company’s accounts payable balances were concentrated with top two suppliers.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023

NOTE 8 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of stock options and restricted stock, based on the fair value of the awards as of the date that the awards are issued. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period.

The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. There were no stock options granted during the nine months ended September 30, 2023, compared to 49,000 stock options for the nine months ended September 30, 2022.

Restricted stock shares are issued to employees, consultants, and board directors and are held in escrow by the Company until the shares vest. Vesting is contingent upon the recipients remaining as continuing service providers on each of the vesting dates. In the event of termination of service or employment, unvested shares revert back to the Company. Shares are registered at the time of grant, allowing share owners to vote at the annual stockholder meeting. These shares of restricted stock are granted at zero cost basis. Compensation cost for the restricted stock is recognized on a straight-line basis over the vesting period. For the nine months ended September 30, 2023 and 2022, the Company awarded 459,720 and 330,700 shares of restricted stock, respectively.

As of September 30, 2023, there were 1,002,135 shares of restricted stock outstanding. Due to the existence of restrictions on sale or transfer until the shares vest, the Company does not count the shares of restricted stock as issued and outstanding shares until they vest.

Total stock-based compensation expenses for the three and nine months ended September 30, 2023 were $278,259 and $880,508, respectively, compared to expenses of $260,398 and $735,378 in the corresponding periods a year ago.

NOTE 9 — Net Income (Loss) Per Share

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(1,324,995)	$(874,034)	$(2,831,231)	$(428,142)
Net loss allocated to restricted stock award	159,196	92,388	351,024	42,794
Adjusted net loss for basic earnings per share	$(1,165,799)	$(781,646)	$(2,480,207)	$(385,348)
Convertible note interest	—	—	—	—
Adjusted net loss before interest for diluted earnings per share	$(1,165,799)	$(781,646)	$(2,480,207)	$(385,348)

Denominator: Weighted average shares outstanding used in computing net loss per share:

Basic	7,319,782	7,153,210	7,197,371	7,202,239
Effect of dilutive stock options	—	—	—	—
Effect of convertible note weighted shares	—	—	—	—

Diluted	7,319,782	7,153,210	7,197,371	7,202,239

Net loss per share applicable to common stockholders:
Basic	$(0.16)	$(0.11)	$(0.34)	$(0.05)
Diluted	$(0.16)	$(0.11)	$(0.34)	$(0.05)

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023

In the three and nine months ended September 30, 2023, 1,152,384 stock options, 2,152,934 shares for convertible notes, and 50,000 warrants were excluded in the calculation of diluted net loss per share as their effect would have been anti-dilutive.

In the three and nine months ended September 30, 2022, 1,334,522 stock options and 50,000 warrants were excluded in the calculation of diluted net income per share as their effect would have been anti-dilutive.

 NOTE 10 — Income Taxes

The Company recorded income tax benefit (expense) of $150,000 and ($16,000) in the three and nine months ended September 30, 2023, respectively, compared to income tax benefit of $116,485 and zero in the three and nine months ended September 30, 2022, respectively.

NOTE 11 — Commitments and Contingencies

Operating Lease Obligations

On May 1, 2022, the Company commenced a lease agreement for approximately 35,913 square feet at 40675 Encyclopedia in Fremont, California. This serves as the location for the Company’s Corporate Headquarters, including office space and manufacturing. Base monthly rent increases annually on May 1st of each year by 3%.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023

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

As of September 30, 2023, the balances of right-of-use assets and liabilities were approximately $3.21 million and $3.41 million, respectively, compared to approximately $3.56 million and $3.74 million, respectively, on December 31, 2022.

In July 2022, the Company also signed a two-year equipment operating lease agreement and the future lease payments are discounted at the interest rate of 5.5%.

The operating lease expense was allocated in cost of goods sold and operating expenses based on department headcount and amounted to $162,108 and $486,325 for the three and nine months ended September 30, 2023, respectively, compared to $162,108 and $484,713 for the three and nine months ended September 30, 2022, respectively.

Cash payments included in the measurement of the Company’s operating lease liabilities were $156,857 and $465,386 for the three and nine months ended September 30, 2023, respectively, compared to $102,053 and $364,842, respectively, for the corresponding prior year periods.

Future minimum lease payments for the operating lease in effect as of September 30, 2023 are shown below:

Annual minimum payments:	Amount
2023 (October 2023 through December 31, 2023)	156,857
2024	636,861
2025	652,883
2026	672,470
2027	692,644
Thereafter	1,139,070
Total minimum payments	3,950,785
Less: Present value factor	(544,007)
Total operating lease liabilities	3,406,778
Less: Current portion of operating lease	(474,030)
Long-term portion of operating lease	$2,932,748

Purchase Commitments

As of September 30, 2023, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $7,162,000.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023

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

NOTE 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred between October 1, 2023, to the date of this report, which is when the unaudited condensed financial statements were issued. No subsequent events requiring adjustment or disclosure in the unaudited condensed financial statements were identified by the Company.

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

Index

SocketScan family. Our SocketScan product line includes the 300 Series, 500 Series, 700 Series and 800 Series. The 300 Series data readers/writers support both barcode scanning and NFC reading and writing technologies. The 500 Series NFC readers/writers enable seamless tap-and-go data capture operations and read loyalty cards and digital IDs. Both 300 and 500 Series feature a countertop drum design. The 700 Series scanners (S700, S720, S730, S740) are companion scanners available in a range of colors, including blue, green, red, white, yellow and black. The S720 can read both 1D and 2D barcodes on paper and screen, making it a drop-in replacement for our popular S700 model while also offering QR code functionality. The 800 Series scanners (S800, S820, S840, S860) are attachable scanners that can be conveniently clipped onto smartphones, tablets and other mobile using detachable clip or DuraCase, creating a one-hand solution. The S860 includes MRZ (machine-readable zone) support, enabling it to scan passports, visas, and other travel documents in addition to barcodes. All of our SocketScan 800 Series scanners can also be used as stand-alone scanners. For those looking for an affordable upgrade to 2D scanning, the S820 provides a reliable and cost-effective option.

DuraScan® Family. Our DuraScan® product line comprises the DuraScan 600 Series, 700 Series, 800 Series, and Wear 900 Series, each featuring an IP54-rated outer casing to withstand tougher environments. The 600 Series data readers (D600) provide mobile, high-performance NFC & RFID reading/writing capabilities. The 700 Series scanners (D700, D720, D730, D740, D745, D755, D760) serve as companion scanners, with the D740 offering an affordable 2D option competitively priced with a 1D barcode scanner in the market. The D745 and D755 are medical-grade universal scanners, while the D760 includes MRZ (machine-readable zone) support, enabling the scanning of passports, visas, and other travel documents. The 800 Series scanners (D800, D820, D840, D860) are attachable scanners that can also be used as stand-alone scanners. The D820 provides a reliable and affordable option for those looking to upgrade to 2D scanning. The D860 includes MRZ support, allowing it to scan passports, visas, and other travel documents. The Wear 900 Series scanners (DW930, DW940) are hands-free barcode scanners that enhance robustness, freedom and adaptability, streamlining workflows and boosting productivity.

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

XtremeScan Family. Our XtremeScan Industrial-Grade data readers (XG930, XG940, XS930, XS940) are robust and user-friendly solutions designed for data capture in extreme environments. The XtremeScan Case (XC100) is an industrial case compatible with iPhone 15, 14, 13, 12 & Pro. Engineered to withstand harsh industrial conditions, this product family delivers resilient scanning capabilities with superior durability and support. The XtremeScan marks a noteworthy milestone in our commitment to providing high-quality data capture solutions for our customers in industrial and manufacturing markets.

Index

SocketCam family. Our SocketCam C820, a software-based barcode scanner, offers a free, flexible, quick, and reliable data capture solution to our App partners who can include the C820 in their applications to provide free scanning to their end-users. The SocketCam C820 is the first member of the SocketCam family and turns any mobile device into a high-performance barcode scanner. App providers are challenged to service a wide range of customers with various data capture requirements, from price-sensitive to performance-sensitive, and even multiple data types. The addition of the C820 seamlessly enables these diverse requirements. End-users whose data capture requirements exceed the capabilities of the free camera-based scanners will have the choice of purchasing a Socket Scanner or using an advanced version of the camera-based scanner C860 which was launched in Q3 2023.

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

Index

Results of Operations

Revenues

Total revenues for the three and nine months ended September 30, 2023, were approximately $3.2 million and $12.6 million, respectively, a decrease of 14% and 21%, respectively, from revenues of approximately $3.7 million and $16.1 million, respectively, in the comparable periods one year ago. The decline was primarily attributable to our distribution partners reducing their inventories in response to ongoing market uncertainty and elevated interest rates.

Gross Margins

Our gross profit margins on sales for the three and nine months ended September 30, 2023, were 44.2% and 48.6%, respectively, compared to gross margins of 44.4% and 48.7% for the corresponding periods a year ago. The decrease in gross margins was primarily due to the allocation of manufacturing overhead costs across lower shipments.

Research and Development Expense

Research and development expense in the three and nine months ended September 30, 2023, were approximately $1,206,000 and $3,644,000, respectively, representing an increase of 10% and 11% compared to expenses of approximately $1,096,000 and $3,271,000 in the corresponding periods a year ago. The increases were primarily attributed to the Cost-of-Living Adjustments implemented in Q3 2022 and the rise in development costs for new products. We anticipate that R&D expenses for Q4 will remain at a similar level to Q3.

Sales and Marketing Expense

Sales and marketing expense in the three and nine months ended September 30, 2023, were approximately $1,002,000 and $3,014,000, respectively, representing an increase of 16% and 10% compared to expense of approximately $865,000 and $2,729,000 in the corresponding periods a year ago. The increase in expenses was primarily attributed to higher headcount and the Cost-of-Living Adjustments implemented in Q3 2022. We anticipate that sales and marketing expenses for Q4 will remain at a similar level to Q3.

General and Administrative Expense

General and administrative expense in the three and nine months ended September 30, 2023 were approximately $608,000 and $2,131,000, respectively, reflecting a decrease of 5% and a slight increase of 1% compared to expense of approximately $641,000 and $2,113,000 in the corresponding periods a year ago. We anticipate the general and administrative expenses for Q4 will increase slightly compared to Q3.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, in the three and nine months ended September 30, 2023 was approximately $76,000 and $170,000, respectively, compared to approximately $43,000 and $134,000, respectively, in the same periods one year ago. Interest expense in the three and nine months ended September 30, 2023, was related to interest on the secured subordinated convertible notes payable (see “NOTE 6 — Secured Subordinated Convertible Notes Payable” of the notes to consolidated financial statements for more information). Our credit lines had no outstanding balances during the three and nine months ended September 30, 2023. Interest expense in 2022 was primarily related to interest on the secured subordinated convertible notes payable and on the CalCap loan. There were no outstanding balances of our bank term loan and credit lines during the first three and nine months of 2022.

Index

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable first quarters, reflecting low average rates of return.

Income Taxes

In the three and nine months ended September 30, 2023, we recorded an income tax benefit of $150,000 and an income tax expense of $16,000. As of September 30, 2023, our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at $8,652,419. In Q3 2022, we recorded an income tax benefit of $116,485, and there was no income tax for the nine months ended September 30, 2022. Our deferred tax asset was valued at $8,668,419 on December 31, 2022.

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

Liquidity and Capital Resources

As reflected in our Statements of Cash Flows, net cash used in operating activities was approximately $523,000 and $30,000 in the first nine months of 2023 and 2022, respectively. We calculate net cash used in operating activities by adjusting our net loss (approximately a net loss of approximately $2,831,000 and $428,000 in the first nine months of 2023 and 2022, respectively) with the items that did not require the use of cash. Those items include stock-based compensation expense, depreciation and amortization of equipment and intangible assets, amortization of debt discount and operating lease ROU assets, and deferred tax expenses (benefits). These amounts totaled approximately $1,944,000 and $1,735,000 in the first nine months of 2023 and 2022, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

In the nine months of 2023, changes in operating assets and liabilities resulted in net cash provided by operating activities of approximately $365,000, primarily stemming from reduced levels of accounts receivable. The increased cash flow was partially offset by paydown of accounts payable and accrued expenses, along with operating lease payment.

Index

In the first nine months of 2022, changes in operating assets and liabilities resulted in net cash used in operating activities of approximately $1.3 million which were primarily from increasing our inventory levels to cope with supply issues and longer component lead times, decrease in accounts payable, operating lease payment, increase in prepaid expenses and security deposit for the new lease agreement. The use of cash was partially offset by a decrease in accounts receivable because of the lower shipment level due to weaker demand.

In the first nine months of 2023 and 2022, we invested approximately $1,469,000 and $911,000, respectively, in manufacturing tooling, firmware development, website development, and leasehold improvements.

Net cash provided by financing activities was approximately $1,462,000 in the first nine months of 2023, compared to net cash used of approximately $918,000 in the comparable period a year ago. In 2023, financing activities consisted primarily of the completion of secured subordinated note financing of approximately $1,582,000, and the proceeds of employee stock options in the amount of $212,815. These were partially offset by the repurchase of treasury stock amounting to approximately $208,000 and the final repayment of our term loan, which was $125,000. In contrast, financing activities in 2022 primarily consisted of the repurchase of treasury stock, which amounted to approximately $654,000, and the repayment of our term loan, which was $375,000. These were partially offset by the proceeds of employee stock options in the amount of $110,925.

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

Index

Contractual Obligations

Our contractual cash obligations on September 30, 2023 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$7,162,000	$6,701,000	$461,000	$—	$—
Operating lease	3,952,000	634,000	1,316,000	1,396,000	606,000
Total contractual obligations	$11,114,000	$7,335,000	$1,777,000	$1,396,000	$606,000

Off-Balance Sheet Arrangements

As of September 30, 2023, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

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

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros, and we pay the expenses of our European employees in Swiss Franc and British pounds. Additionally, we may enter into selected future purchase commitments with foreign suppliers that will be paid in the local currency of the supplier. Based on a sensitivity analysis of our net foreign currency-denominated assets at the end of the quarter ended September 30, 2023, an adverse change of 10% in exchange rates would have resulted in an increase of our net loss of approximately $27,000 for the third quarter of 2023. The actual net adjustment for the effects of changes in foreign currency on cash balances, collections, and payables was a gain of approximately $1,250 for the third quarter of 2023. We will continue to monitor and assess our risks related to foreign currency fluctuations to mitigate any potential impacts on our financial performance.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because we distribute and fulfill resellers’ orders for our products primarily through distributors, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build-up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity. During the nine months ended September 30, 2023 and 2022, Ingram Micro® and BlueStar together represented approximately 45% and 49%, respectively, of our worldwide sales. We expect that a significant portion of our sales will continue to depend on sales to a limited number of distributors.

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

As of November 9, 2023, we had 7,323,121 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements and, in other cases, only to the manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of November 9, 2023, we had 1,151,114 shares of common stock subject to outstanding options under our stock option plans, 1,000,199 shares of restricted stock outstanding, and 408,758 shares of common stock available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and restricted stock and reserved them for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options and unvested restricted stock will be eligible for resale in the public market as soon as the options are exercised or the restricted stock vests, as applicable.

Index

Volatility in the trading price of our common stock could negatively impact the price of our common stock.

During the period from January 1, 2022 through the date of the report, our common stock price fluctuated between a high of $4.84 and a low of $0.90. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: November 14, 2023	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2023	/s/ Lynn Zhao
Lynn Zhao
Vice President of Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)