Form 10-K
period 2023-12-31
SOCKET MOBILE, INC.
filed 2024-03-25
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______.

Commission file number 1-13810

SOCKET MOBILE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3155066
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

40675 Encyclopedia Circle
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

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of June 30, 2023, the aggregate market value of the registrant’s Common Stock ($0.001 par value) held by non-affiliates of the registrant was $8,420,685 based on the closing sale price as reported on the NASDAQ Marketplace system.

The number of shares of Common Stock ($0.001 par value) outstanding as of March 22, 2024: 7,547,327 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III are incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2024. Such Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 1. Business

General

We are a leading provider of data capture and delivery solutions, enhancing productivity for a mobile workforce through innovative technology and tailored applications. Historically, we began as a hardware peripheral company but have transitioned into a comprehensive data capture organization. Our evolution has enabled us to generate revenue through software solutions, as well as hardware solutions like barcode scanners and NFC/RFID readers. Initially building our foundation on hardware, we later expanded into software, creating a robust, integrated offering that covers all aspects of data capture for our customers. Our solutions are incorporated into mobile applications used in point of sale (POS), commercial services (field workers), asset tracking, manufacturing and quality control processes, transportation and logistics (goods tracking and movement), event management (ticketing, entry, access control, and identification), medical and education.

We were founded in March 1992 as Socket Communications, Inc. and reincorporated in Delaware in 1995 prior to our initial public offering in June 1995. We have financed our operations since inception primarily from selling equity capital or convertible debt, receivables-based revolving lines of credit and term loans with our bank. We began doing business as Socket Mobile, Inc. in January 2007 to better reflect our market focus on the mobile business market and changed our legal name to Socket Mobile, Inc. in April 2008. Our common stock trades on the NASDAQ Capital Market under the symbol “SCKT”. Our principal executive offices are located at 40675 Encyclopedia Circle, Fremont, CA 94538, and our phone number is (510) 933-3000.

Our Internet home page is https://www.socketmobile.com; however, the information on or that can be accessed through it is not part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports are available free of charge on or through our internet home page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

XtremeScan family. In August 2023, the Company made entry into the industrial barcode scanning market with the XtremeScan family. XtremeScan combines the versatility and user-friendliness of iPhones with the ruggedness and top-of-the-line protection required for extreme, industrial work environments. XtremeScan Case XC100 offers ultimate iPhone protection with its rugged outer shell and fully enclosed, rubberized shielding for maximum durability. It's the toughest iPhone case on the market, offering military-grade protection against drops, dirt, water, and even more unpredictable elements found in harsh industrial environments. XtremeScan XS930 & XS940 are built upon the XtremeScan Case and provide the same rugged iPhone protection, adding a high-performance Socket Mobile data reader. With both 1D (XS930) and powerful 1D/2D (XS940) options, these data readers can scan through various types of packaging materials under different lighting conditions. They provide the perfect solution for users who wish to utilize iPhones for data capture within rough, industrial settings. XtremeScan Grip XG930 & XG940 provides 1D or 1D/2D barcode scanning capabilities and builds even further on the XS by providing an added pistol grip handle. The ergonomic grip enables an easy point-and-shoot approach and comfort during extended scanning sessions.

SocketCam family. Our camera-based barcode scanning software includes SocketCam C820 and C860 for both iOS and Android. The C820 is a free, easily integrated camera scanning solution. The C860 offers a significant upgrade for users with advanced scanning needs. It stands out due to its swift and accurate reading of damaged barcodes, coupled with exceptional performance in poor lighting conditions, setting it apart from others in the industry. The C820 and C860 enable App providers to service a wide range of customers with various data capture requirements, from price-sensitive to performance-sensitive. End-users whose data capture requirements exceed the capabilities of the free camera-based scanners will have the choice of upgrading to an advanced camera-based scanner, C860, or purchase a Socket hardware scanner.

DuraScan® Family. Our DuraScan® family consists of 700 Series (D700, D720, D730, D740, D745, D755, D760) companion scanners, 800 Series (D800, D820, D840, D860) attachable scanners and Wearable (DW930, DW940), which are designed to be durable barcode scanners with IP54-rated outer casing to withstand tougher environments. The D720 is priced competitively with a 1D barcode scanner, making it the affordable 2D option available in the market. The D820 provides a basic and affordable option for those who wish to upgrade to 2D scanning. The D745 and D755 are medical-grade, universal scanners. The D760 and D860 include MRZ (machine-readable zone) support, making it capable of scanning passports, visas, and other travel documents. Additionally, the 800 Series scanners may be used as stand-alone devices as well.

DuraScan Wear DW930 & DW940 are the first wearable additions to the DuraScan Product Family, introducing a new era of innovative scanning technologies for the Company. The DW930 offers 1D laser scanning technology, while the DW940 provides powerful 1D/2D barcode scanning functionality. Their glove-like, wearable design allows workers to use both hands freely, enhancing speed and flexibility. This makes them perfect for scanning in industries such as warehousing, manufacturing, and distribution.

SocketScan family. Our SocketScan family consists of the 700 Series (S700, S720, S730, S740) companion scanners and 800 Series (S800, S820, S840, S860) attachable scanners. The 700 Series are available in multiple vivid colors: blue, green, red, white, yellow and black. The S720 reads both 1D and 2D barcodes on paper and screen, serving as a drop-in replacement for our previously popular S700 model while also adding QR code functionality. The 800 Series comprises 1D linear imaging (S800) and 2D (S820, S840, S860), which can be easily clipped onto smartphones, tablets and other mobile devices using an easily detachable clip or DuraCase, creating a one-handed solution. The S860 includes MRZ (machine-readable zone) support, allowing it scan passports, visas, and other travel documents in addition to barcodes. Additionally, the 800 Series scanners may be used as stand-alone devices as well.

DuraSled Family. Our DuraSled (DS800, DS820, DS840, DS860) is a barcode scanning sled designed for durability. It combines a phone with a scanner to create a one-handed solution. DuraSled protects phones from impact damage and provides a robust charging solution for all environments. It is easy-to-use and ideal for delivery services, stock counting, ticketing and other App-driven mobile solutions. The DuraSled products are compatible with Apple and Samsung devices. The DS820 provides a basic and affordable option for those who wish to upgrade to 2D scanning.

 NFC & RFID Contactless Reader/Writer.  The product line consists of the D600, S550 and S370. The D600 is an ergonomically handheld model with an IP54-rated outer casing that can read and write various types of electronic SmartTags or transfer data with near-field communication. The S550 is a contactless membership card reader/writer designed for tap-and-go smart card and Near Field Communication (“NFC”) applications. The S370 supports both barcode scanning and NFC reading and writing technologies. It provides App providers the ability to read both QR code-based and NFC-based credentials, enabling them to accept multiple formats with just one device. Additionally, the S370 can read credentials following ISO 18013-5, the Mobile Driver’s License (mDL) standard being adopted in some states and countries.

Software Developer Kit (CaptureSDK). Our Software Developer Kit (CaptureSDK) supports all our data capture devices with a single integration, making it easier for App providers to integrate our data capture capabilities into their applications. With the installation of our data capture software, the App providers’ customers can choose any of our products that work best for them. Our CaptureSDK enables the App providers to modify captured data, control the placement of the barcoded or RFID data in their applications, and control the feedback to the user that the transaction and transmission were successfully completed. Our CaptureSDK also supports the built-in camera in a customer’s smartphone or tablet to be used for occasional or lower-volume data collection requirements. The CaptureSDK uses tools integrated with software building environments such as Swift Package Manager, Maven and NuGet, adds support for high-level frameworks such as MAUI, ReactNative, Java, JavaScript, and Flutterand adds other features to make it easier for App providers to integrate our data capture software into their applications.

We design our own products and are responsible for all associated test equipment. We subcontract the manufacturing of all our product components to independent third-party contract manufacturers located in the United States, Mexico, Taiwan, Singapore, Malaysia and China that have the equipment, know-how and capacity to manufacture products to our specifications. We perform final product assembly, testing and packaging at, and distribute our products from, our Fremont, California facility. We offer our products worldwide through two-tier distribution enabling customers to purchase from large numbers of online resellers around the world including application providers who resell their own solutions along with our data capture products. Our products are also available on our online stores.

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

Customer Focus: We live by and for our customer’s success. We want to earn their top-of-mind choice, enhance their final customer experience, and create value through our relationship.

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

Marketing Dynamics

Application provider relationships. We actively support application providers to integrate our data capture solutions into their applications. We provide an easy-to-use software developer kit (CaptureSDK) and training and technical support to our application providers. We support the marketing activities of our application providers in promoting the applications that include our products. Once our data capture products are integrated by the application provider, our products become an ingredient of the application solution and part of the application provider’s marketing program. We provide regular CaptureSDK updates including updates that support the latest operating system updates provided by Apple, Google, and Microsoft. We spend extensive engineering time and resources to ensure that our products are compatible with a wide variety of the most popular smartphones, tablets, and mobile computers running a variety of operating systems. We comply with the standards set by the standard-setting bodies whose technologies are used in our products such as Bluetooth SIG, NFC Forum, GS1, AIM Global, CIPURSE, and FeliCa.

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

Expanded and improved product offerings. We offer a wide range of products that enable application providers and their consumers to design their mobile systems to meet their specific requirements, and we encourage our distributors to support the full range of our products. The goal is for customers to view Socket Mobile as a primary source for their mobile data capture needs. Our products include stand-alone barcode scanners in both durable and standard cases, attachable barcode scanners, RFID/NFC reader/writer and camera-based scanning software. We provide a software developer kit to application providers to enable our advanced data capture software to be easily integrated into applications. See “Item 1 Business. The Company and its Products” for a more detailed description of our products.

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

Strong Brand Name. We believe that our products make a difference in the daily work life of mobile workers and the people they serve. We are building a brand image focused on business mobility. This image closely associates us with business mobility solutions and to reflect this image, we began doing business as Socket Mobile, Inc. in January 2007 and changed our legal name to Socket Mobile, Inc. in April 2008. We stress to customers the design of our products for the markets they serve, emphasizing quality and standards-based connectivity. Mobility requires products that are compact and designed to be handled while mobile, with low power consumption to extend the time between charges and are easy to use. We strive to offer high-performance products at a wide range of competitive prices. Through our developer support program, we work closely with application providers who are developing productivity-enhancing applications for the mobile workforce. Our overall company brand identity and positioning goal is to be a leading provider of easy-to-deploy business mobility data capture systems to the business mobility market.

Competition and Competitive Risks

The overall market for mobile handheld data capture solutions is both complex and competitive. Our products compete with similar products in all our markets in the United States, Europe and Asia, and we differentiate our products with our software developer kit and our underlying data capture software designed to work with smartphones, tablets, and other mobile computers running the Apple, Android and Windows operating systems. Our longtime focus on creating innovative mobile solutions for the mobile workforce has resulted in good brand name recognition and reputation. We believe that our brand name identifies our products as durable, dependable, ergonomic, and easy to use, all features designed for a mobile worker while mobile, and the breadth of our product offerings, including the extensively advanced features of our software and software developer kit, will continue to differentiate us relative to our competitors.

Cordless Barcode Scanning. We offer a full range of cordless barcode scanners designed to connect to smartphones, tablets, and other computing devices via Bluetooth. Our Software Developer Kit (CaptureSDK) empowers application providers to integrate the capabilities of our Data Capture software into their applications, setting our products apart. Our cordless barcode scanners face competition from similar products by Koamtec, Code Corporation and Opticon (Japan). Users may choose a barcode scanner that connects directly to an Apple tablet, iPhone or a computer, as offered by Infinite Peripherals and Honeywell. Alternatively, users may choose more rugged barcode scanners, with some integrated into computing devices from manufacturers such as Datalogic, Honeywell®, and Zebra Technologies. Many of these devices lack Apple certification and connect to Apple devices via Bluetooth in keyboard emulation mode. They may not offer extensive tools for application providers, such as our software developer kit (CaptureSDK), to integrate the features of our sophisticated data collection scanning software and hardware. This could potentially limit their ability to meet the consumer’s requirements fully.

NFC & RFID Contactless Reader/Writer. We offer products that are certified by Apple Pay® Value Added Service (VAS), Google Wallet Smart Tap, NFC Forum, FeliCa®, and Bluetooth SIG. Additionally, we provide a combo NFC & QR code mobile wallet reader, which combines NFC contactless technology with Bluetooth barcode scanning data capture. These devices are compatible with Android, Apple iOS and Windows. They support all NFC Forum tag types and devices compliant with the ISO 18092 standard, as well as ISO 14443 Type A and B smart cards, ISO 15693 tags, MIFARE®, FeliCa®, NXP, and STMicro tags. They can also read Digital ID / mDL (Mobile Driver’s License). We face challenges with the limitations on NFC usage in iPhones, although Apple has opened up some NFC capabilities to developers. We are exploring new markets while working with current App developers to adopt our NFC reader/writer, giving us an advantage against competitors.

Camera Barcode Scanning. We offer two camera-based barcode scanning products: the C820, a free and easily integrated camera scanning solution, and the C860, an upgraded and advanced scanning solution. The C860's standout feature is its ability to read damaged barcodes swiftly and accurately, even in poor lighting conditions, setting it apart from others in the industry. Our camera-scanning solutions face competition from applications provided by Scandit or Manatee Works. However, our business model ensures affordability and flexibility, making our camera-scanning solutions accessible to a wide range of businesses. Our App partners receive camera scanning solutions at no charge, which encourages them to adopt our solutions. Users of their apps pay for the solutions only if the C860 is selected. For end users, most of their needs can be met with our free camera scanning solution, except for a small percentage of needs requiring the advanced solution, C860. This makes our camera scanning solution ideal for end users as well.

Proprietary Technology and Intellectual Property

We have been granted U.S. patents and design patents and have other patent applications under review. We have registered trademarks with the U.S. Patent and Trademark Office for the mark “Socket”, our logo, DuraScan, SocketScan, SocketCam, and XtremeScan.

We have developed technological building blocks that enhance our ability to design new hardware and software products, offer products that run on multiple software and hardware platforms, and manufacture and package products efficiently.

We own and control the design of our products, enabling us to modify its features or software to meet specific customer requirements.

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

Personnel

Our future success will depend in significant part upon the continued service of certain of our key technical and senior management personnel, and our continuing ability to attract, assimilate and retain highly qualified technical, managerial, and sales and marketing personnel. Our total employee headcount was 61 and 56 as of December 31, 2023 and 2022, respectively. Our employees are not represented by a union, and we consider our employee relationships to be good. As of December 31, 2023, we had 19 persons in sales, marketing, and customer service, 16 persons in development engineering, 8 persons in finance and administration, and 18 persons in operations.

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

We rely primarily on distributors to distribute our products, and our sales would suffer if any of these distributors stopped distributing our products effectively.

Because we distribute and fulfill resellers’ orders for our products primarily through distributors, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build-up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity. During the twelve months ended December 31, 2023 and 2022, Ingram Micro® and BlueStar together represented approximately 44% and 50%, respectively, of our worldwide sales. We expect that a significant portion of our sales will continue to depend on sales to a limited number of distributors.

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

The expensing of stock options and restricted stocks will continue to reduce our operating results such that we may find it necessary to change our business practices to attract and retain employees.

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
15

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

As of March 22, 2024, we had 7,547,327 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to Form S-3 prospectus delivery requirements and, in other cases, only to the manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of March 22, 2024, we had 1,126,114 shares of common stock subject to outstanding options under our stock option plans, 1,127,207 shares of restricted stock outstanding, and 432,181 shares of common stock available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and restricted stock and reserved them for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options and unvested restricted stock will be eligible for resale in the public market as soon as the options are exercised or the restricted stock vests, as applicable.

Volatility in the trading price of our common stock could negatively impact the price of our common stock.

During the period from January 1, 2023 through the date of the report, our common stock price fluctuated between a high of $2.48 and a low of $0.90. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We recognize the importance of assessing, identifying and managing material risks associated with cybersecurity threats. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. Our cybersecurity programs are built on operations and compliance foundations. Operations focus on continuous detection, prevention, measurement, analysis and response to cybersecurity alerts and incidents, and on emerging threats. Compliance establishes oversight of our cybersecurity programs by creating risk-based controls to protect the integrity, confidentiality, accessibility and availability of company data stored, processed or transferred. Our cybersecurity program is integrated within our overall risk management processes.

Our cybersecurity program is led by our Chief Technology Officer (“CTO”) who is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. Our CTO has extensive information technology and program management experience and many years of experience with our organization. Our CTO reports to our president and CEO.

Recognizing the complexity and evolving nature of cybersecurity threats, we engage with external experts in evaluating and testing our risk management systems. The partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with the third-party includes threat assessments and consultation on security enhancements. All employees are required to complete cybersecurity training at least once a year and have access to more frequent cybersecurity training through online updates.

Our board of directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership briefs the board of directors on our cybersecurity and information security posture, and our board of directors is informed of cybersecurity incidents deemed to have a high or critical business impact, even if immaterial to us.

While acknowledging the existence of various cybersecurity risks, to date, they have not materially affected our business strategy, results of operations or financial condition. Although we have not experienced any breaches, we have encountered occasional attempts, albeit of minor significance, targeting our data and systems, including instances of malware and computer virus infiltration. Thus far all such incidents have been minor.

Item 2. Properties

In February 2022, the Company entered into an operating lease agreement for an approximately 35,913 square-foot facility in Fremont, California, where our office and manufacturing operations are located. The lease agreement is for a base term of 87 months with a monthly rent obligation of $50,278, subject to annual increases of 3%.

Item 3. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Company’s common stock is traded on the NASDAQ Marketplace under the symbol “SCKT.”

On March 22, 2024, the closing sales price for our common stock of 7,547,327 shares and approximately 8,490 beneficial shareholders of record, as reported on the NASDAQ Marketplace was $1.03. We have not paid dividends on our common stock, and we currently intend to retain future earnings for use in our business and do not anticipate paying dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchase activity during the twelve months ended December 31, 2023 was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 3, 2023 to March 29, 2023
Open market purchases	92,959	$2.24	$0

Performance Graph

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we have elected scaled disclosure reporting and therefore are not required to provide the stock performance graph.

Recent Sales of Unregistered Securities.

None.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and the notes thereto in Item 8, “Financial Statements and Supplementary Data.”

	Years Ended December 31,
(Amounts in thousands, except per share)	2019	2020	2021	2022	2023
Income Statement Data:
Revenues	$19,253	$15,700	$23,199	$21,238	$17,034
Gross profit	$10,101	$8,335	$12,436	$10,366	$8,463
Operating expenses	$9,494	$12,686	$9,739	$10,812	$11,584
Net income (loss) before income taxes	$506	$(3,330)	$2,564	$(621)	$(3,363)
Income tax benefit (expense)	$(219)	$51	$1,903	$708	$1,444
Net income (loss)	$287	$(3,279)	$4,466	$87	$(1,919)
Net income (loss) per share: Basic	$0.05	$(0.51)	$0.58	$0.01	$(0.27)
Diluted	$0.05	$(0.51)	$0.48	$0.01	$(0.27)
Weighted average shares outstanding:
Basic	5,984	6,036	6,991	7,185	7,230
Diluted	6,208	6,036	8,923	7,533	7,230

	At December 31,
	2019	2020	2021	2022	2023
Balance Sheet Data:
Cash and cash equivalents	$959	$2,122	$6,096	$3,624	$2,827
Total assets	$20,009	$15,609	$25,575	$28,598	$28,742

Bank line of credit	$1,413	$—	$—	$—	$—
Term loan	$333	$—	$625	$125	$—
Related party convertible notes payable	$—	$1,272	$1,201	$1,231	$2,836
Convertible notes payable	$—	$170	$144	$147	$150
Operating lease	$1,134	$741	$258	$3,737	$3,292

Total stockholders’ equity	$13,785	$11,173	$20,046	$20,322	$19,420

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

Net cash provided by operating activities was $48,562 for 2023, compared to net cash used of $111,415 for 2022.

In 2023 and 2022, we invested approximately $2.2 million and $1.2 million, respectively, in computer software development, website development, and manufacturing tooling. We expect to continue our investing activities, including planned capital expenditures.

Net cash provided by financing activities in 2023 was approximately $1.3 million, compared to approximately $1.2 million in net cash used for financing activities in 2022. In 2023, financing activities primarily consisted of proceeds from related party notes convertible of approximately $1.6 million and proceeds from the exercise of stock options totaling approximately $213,000. These proceeds were partially offset by approximately $208,000 spent on repurchasing treasury stock and $125,000 in repayments of notes payable. In 2022, net cash used in financing activities was primarily due to approximately $830,000 spent on repurchasing treasury stock and $500,000 in repayment of CalCap loan. These outflows were partially offset by proceeds from the exercise of stock options totaling approximately $152,000.

We can borrow under the existing $2.5 million revolving credit facility that matures on January 31, 2025. On December 31, 2023, the Company had no outstanding drawings against the revolving credit facility.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our Annual Reports on Form 10-K for the years ended December 31, 2023 and 2022. The application of these policies requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on a combination of historical experience and reasonable judgment applied to other facts. Actual results may differ from these estimates, and such differences may be material to the financial statements. In addition, the use of different assumptions or judgments may result in different estimates. We believe our critical accounting policies that are subject to these estimates are: Accounts Receivable Reserves, Revenue Recognition, Inventory Valuation, Stock-Based Compensation, Intangible Assets, Impairment of Long-Lived Assets and Income Taxes.

Accounts Receivable Allowances

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers. Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible.

Revenue Recognition and Deferred Revenue

With the adoption of ASC 606 “Revenue from Contracts with Customers” in 2017, the Company recognizes revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm.

The Company generally recognizes revenues on sales to customers other than distributors upon shipment provided that contract with the customer is identified, performance obligations in the contract are satisfied, and the price is determined. Most of our customers other than distributors do not have a right of return except under warranty.

The Company also generates revenue through its SocketCare services program, which offers extended warranty and accidental breakage coverage for select products. The service, which can be purchased at the time of product acquisition, provides coverage for three-year and five-year terms. Revenue from the SocketCare services program is recognized ratably over the duration of the extended warranty contract. The amount of unrecognized SocketCare service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in both short-term and long-term components.

Inventories

Inventories consist principally of raw materials and sub-assemblies stated at the lower of standard cost, which approximates actual costs (first-in, first-out method), or market. Market is defined as replacement cost, but not in excess of estimated net realizable value or less than estimated net realizable value less a normal margin. We purchase or have manufactured the component parts by our engineering bill of materials. The timing and quantity of our purchases are based on order forecast, the lead time requirements of our vendors, and economic order quantities. At the end of each reporting period, the Company compares its inventory on hand to its forecasted requirements for the next twelve-month period and reserves the cost of any inventory that is surplus, less any amounts that the Company believes it can recover from the disposal of goods or that the Company specifically believes will be saleable past a twelve-month horizon. The Company’s sales forecasts are based upon historical trends, communications from customers, and marketing data regarding market trends and dynamics. Changes in the amounts recorded for surplus or obsolete inventory are included in cost of revenue.

Stock-Based Compensation Expense

The Company has incentive plans that reward employees with stock options and shares of restricted stocks. The amount of compensation cost for these stock-based awards is measured based on the fair value of the awards as of the grant date. The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period, which is usually the service period.

Intangible Assets

The Company’s intangible assets consist of completed technologies and acquired license rights. Intangible assets are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible assets. Amortization is computed using the straight-line method over the estimated useful lives of the assets.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

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

Results of Operations for Years Ended December 31, 2023 and 2022

Revenues

The revenue for 2023 was $17.0 million, a decrease of 20% compared to revenue of $21.2 million for 2022. However, we believe that the $17.0 million in reported revenue does not accurately reflect the underlying demand for our products and services. In 2023, our sales through distribution partners to resellers and end customers totaled $19.1 million, making a 2.8% decrease from the $19.7 million in sales through distributor partners to resellers and end customers in 2022. While the demand softened in 2023, the timing of shipments to distributors in late 2022 had a positive impact on 2022 and a negative impact on 2023, contributing to the more dramatic decline. Additionally, reductions in distributor inventory and adjustments to distribution reserves also impacted the reported revenue for 2023.

Gross Margins

The annual gross margins on revenue increased to 49.7% in 2023 from 48.8% in 2022. This rise is attributed to decreased component costs, which contrasts with 2022 when we faced elevated costs due to shortages and extended lead times.

Research and Development Expenses

For the years ended December 31, 2023 and 2022, our research and development expenses were approximately $4.8 million and $4.4 million, respectively. This represents an increase of approximately $470,000, or 11%. The rise in research and development expenses is primarily due to higher payroll-related expenses resulting from annual salary increases and an increase in headcount. Additionally, a substantial amount has been accounted for in the amortization of software development costs related to our released products.

Research and development expenses as a percentage of revenue were 28% in 2023 and 21% in 2022. We believe that a continued commitment to Research and Development activities is essential to maintain or achieve a leadership position for our existing products, to provide innovative new product offerings, and to provide engineering support for key customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant Research and Development investments in the future. The investment percentage is impacted by revenue levels and investing cycles.

Sales and Marketing Expenses

Sales and marketing expenses in 2023 were approximately $4.0 million, an increase of approximately 10% compared to $3.6 million in 2022. The increases in expenses in 2023 were primarily due to the impact of the increase in the number of employees and an annual salary increase. We anticipate that our compensation expense to increase as we selectively add new talent and adjust compensation to market conditions.

General and Administrative Expenses

General and administrative expenses in 2023 was $2.74 million, marking a decrease of approximately $77,000 or 3% compared to $2.81 million in 2022. The decrease can be attributed primarily to the absence of expenses associated with a company event held in 2022 and the lack of management bonus due to unmet financial goals.

Interest Expense, net of Interest Income

Interest expense and other, net of interest income and other, was approximately $242,000 in 2023 compared to approximately $175,000 in 2022. Interest expense in both 2023 and 2022 was primarily related to the subordinated convertible notes (see Note 4, Secured Subordinated Convertible Notes Payable, of the Notes to Financial Statements included in this Annual Report on Form 10-K for further information).

Interest income reflects the interest earned on cash balances. Interest income was nominal in each of the comparable periods.

Income Taxes

We recorded an income tax benefit of $1.44 million (an effective tax rate of 42.9%) in 2023, compared to $708,000 (an effective tax rate of negative 114.1%) in 2022. The Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into U.S. law in December 2017, eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174 effective January 1, 2022. The amended provision under Section 174 requires us to capitalize and amortize these expenditures over five years (for U.S.-based research). We are monitoring legislation for any further changes to Section 174 and the potential impact on our financial statements in 2024.

Our net operating loss carryforwards will expire at various dates from 2025 through 2033. The Company’s deferred tax asset, primarily representing future income tax savings from the application of net operating loss carryforwards, was valued at $10.1 million and $8.7 million as of December 31, 2023 and 2022, respectively.

Quarterly Results of Operations

The following table sets forth a summary of quarterly statements of operations data for each of the quarters in 2022 and 2023. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in our opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended (unaudited)
(Amounts in thousands, except per share amounts)	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023	Dec 31, 2023
Summary Quarterly Data:
Revenue	$6,293	$6,046	$3,728	$5,171	$4,312	$5,117	$3,206	$4,399
Cost of revenue	3,165	3,010	2,073	2,623	2,240	2,466	1,788	2,078
Gross profit	3,128	3,036	1,655	2,548	2,072	2,651	1,418	2,321
Operating expenses:
Research and development	1,054	1,121	1,096	1,091	1,247	1,190	1,207	1,188
Sales and marketing	900	964	865	909	1,006	1,004	1,002	1,003
General and administrative	710	761	641	700	774	749	608	605
Total operating expenses	2,664	2,846	2,602	2,700	3,027	2,943	2,817	2,796
Interest expense, net	(46)	(45)	(43)	(41)	(38)	(55)	(76)	(73)
Income tax (expense) benefit	(76)	(40)	116	708	—	(166)	150	1,460
Net income (loss)	$342	$104	$(874)	$515	$(993)	$(513)	$(1,325)	$912
Basic net income (loss) per share	$0.04	$0.01	$(0.11)	$0.06	$(0.12)	$(0.06)	$(0.16)	$0.11
Fully diluted net income (loss) per share	$0.04	$0.01	$(0.11)	$0.06	$(0.12)	$(0.06)	$(0.16)	$0.08
25

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

Contractual Obligations

Our contractual obligations as of December 31, 2023 are outlined in the table shown below:

	Payments Due by Period
Contractual Obligations	Total	1 year	2 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$5,821,000	$5,734,000	$87,000	$—	$—
Operating leases	3,794,000	637,000	1,325,000	1,406,000	426,000
Total contractual obligations	$9,615,000	$6,371,000	$1,412,000	$1,406,000	$426,000

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Recent Accounting Pronouncements

See Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this Annual Report on Form 10-K for additional information regarding the status of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank term loan and credit line facilities. The term loan interest rate is the lender’s prime rate (minimum of 4.25%) plus 0.75%. Our bank credit line facilities, with a total limit of $2.5 million, have variable interest rates based upon the lender’s prime rate (minimum of 4.25%) plus 0.75%, for both the domestic line (up to $2.0 million) and the international line (up to $0.5 million). Consequently, interest rate increases could theoretically increase our interest expense on term loans and credit line, but at the moment, there is no outstanding balances.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended December 31, 2023, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the fourth quarter 2023 of approximately $36,000 if left unprotected. For the fourth quarter of 2023, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of $12,500. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

Item 8. Financial Statements and Supplementary Data

The supplementary information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Socket Mobile, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Socket Mobile, Inc. (“the Company”) as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures consisted of the following:

·	Testing management’s process for developing the accounting estimate for the allowance.
·	Evaluating the appropriateness of the undiscounted cash flow model used by management.
·	Testing the completeness and accuracy of underlying data used in the undiscounted cash flow model.
·	Evaluating the significant assumptions used by management related to revenues, gross margin, other operating expenses, and income taxes to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

Long-Lived Asset Impairment Assessment

Critical Audit Matter Description

As described in note 1 to the financial statements, the Company performs impairment testing for its long-lived assets when events or changes in circumstances indicate that its carrying amount may not be recoverable and exceeds its fair value. Due to challenging industry and economic conditions, the Company tested its long-lived assets at December 31, 2023. The long-lived asset group included approximately $1,559,000 in amortizable intangible assets, $3,033,000 in property and equipment, $3,088,000 in operating lease assets and $250,000 in other long-term assets. The Company’s evaluation of the recoverability of the long-lived asset group involved comparing the undiscounted future cash flows expected to be generated by the long-lived asset group to its carrying amount. The Company’s recoverability analysis requires management to make significant estimates and assumptions related to forecasted sales growth rates and cash flows over the remaining useful life of the long-lived asset group.

We identified the evaluation of the recoverability analysis for these long-lived assets as a critical audit matter because of the significant estimates and assumptions management used in the related cash flow analysis. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

Long-Lived Asset Impairment Assessment

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

·	Testing management’s process for developing the tests for recoverability.
·	Evaluating the appropriateness of the undiscounted cash flow model used by management.
·	Testing the completeness and accuracy of underlying data used in the undiscounted cash flow model.
·	Evaluating the significant assumptions used by management related to revenues, EBITDA, and future capital asset and working capital needs to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
·	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the discounted cash flow model and discount rate assumptions.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2013.

Draper, UT

March 25, 2024

Auditor Firm ID: 3627

SOCKET MOBILE, INC.
BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,826,630	$3,623,469
Accounts receivable, net	1,699,696	2,659,861
Inventories, net	5,409,047	5,601,691
Prepaid expenses and other current assets	440,730	617,188
Deferred cost on shipments to distributors	322,580	266,327
Total current assets	10,698,683	12,768,536

Property and equipment:
Machinery and office equipment	2,700,759	1,533,087
Computer equipment	3,631,945	2,715,121
Property and equipment, gross	6,332,704	4,248,208
Accumulated depreciation	(3,299,503)	(2,590,999)
Property and equipment, net	3,033,201	1,657,209

Intangible assets, net	1,559,369	1,693,927
Other long-term assets	249,715	250,239
Deferred tax assets	10,112,419	8,668,419
Operating lease right-of-use asset	3,088,087	3,559,658
Total assets	$28,741,474	$28,597,988

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,605,231	$1,665,028
Accrued payroll and related expenses	579,974	742,541
Deferred revenue on shipments to distributors	825,670	594,793
Short term portion of deferred service revenue	19,885	22,599
Notes payable – current portion	—	125,000
Subordinated convertible notes payable, net of discount	150,000	147,409
Subordinated convertible notes payable, net of discount-related party	2,835,864	1,230,530
Operating lease – current portion	483,161	444,529
Total current liabilities	6,499,785	4,972,429

Long-term portion of operating lease	2,808,872	3,292,035
Long-term portion of deferred service revenue	12,813	11,767
Total liabilities	9,321,470	8,276,231

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares, Issued – 7,695,371 and 7,355,967; and outstanding 7,336,121 and 7,089,676 at December 31, 2023 and December 31, 2022, respectively	7,336	7,090
Additional paid-in capital	68,383,230	67,157,650
Treasury stock, at cost (359,250 and 266,291 shares at December 31, 2023 and December 31, 2022, respectively)	(1,037,988)	(829,563)
Accumulated deficit	(47,932,574)	(46,013,420)
Total stockholders’ equity	19,420,004	20,321,757
Total liabilities and stockholders’ equity	$28,741,474	$28,597,988

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022

Revenues	$17,033,593	$21,237,768

Cost of revenues	8,570,739	10,871,312

Gross profit	8,462,854	10,366,456

Operating expenses:
Research and development	4,831,905	4,362,119
Sales and marketing	4,016,373	3,638,113
General and administrative	2,735,569	2,812,243
Total operating expenses	11,583,847	10,812,475

Operating loss	(3,120,993)	(446,019)

Interest expense, net	(242,161)	(175,050)

Net loss before income taxes	(3,363,154)	(621,069)
Income tax benefit	1,444,000	708,000
Net income (loss)	$(1,919,154)	$86,931

Net income (loss) per share:
Basic	$(0.27)	$0.01
Fully diluted	$(0.27)	$0.01

Weighted average shares outstanding:
Basic	7,230,074	7,184,847
Fully diluted	7,230,074	7,532,924

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance on December 31, 2021	7,183,874	$7,184	$66,139,630	—	$—	$(46,100,351)	$20,046,463
Vesting of restricted stocks	92,734	92	(92)	—	—	—	—
Restricted stock retired for tax withholding	(26,831)	(26)	(132,489)	—	—	—	(132,515)
Exercise of stock options	106,190	106	151,643	—	—	—	151,749
Stock-based compensation	—	—	998,692	—	—	—	998,692
Treasury shares purchased	(266,291)	(266)	266	266,291	(829,563)	—	(829,563)
Net income	—	—	—	—	—	86,931	86,931
Balance on December 31, 2022	7,089,676	$7,090	$67,157,650	266,291	$(829,563)	$(46,013,420)	$20,321,757
Vesting of restricted stocks	255,687	256	(256)	—	—	—	—
Restricted stock retired for tax withholding	(55,192)	(56)	(143,315)	—	—	—	(143,371)
Exercise of stock options	138,909	139	212,676	—	—	—	212,815
Stock-based compensation	—	—	1,156,382	—	—	—	1,156,382
Treasury shares purchased	(92,959)	(93)	93	92,959	(208,425)	—	(208,425)
Net loss	—	—	—	—	—	(1,919,154)	(1,919,154)
Balance on December 31, 2023	7,336,121	$7,336	$68,383,230	359,250	$(1,037,988)	$(47,392,574)	$19,420,004

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
Operating activities
Net income (loss)	$(1,919,154)	$86,931
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	1,156,382	998,692
Depreciation and amortization	922,438	765,659
Deferred tax benefits	(1,444,000)	(708,000)
Amortization of debt discount	25,473	33,091
Amortization of operating lease ROU asset	471,571	513,692
Changes in operating assets and liabilities:
Accounts receivable	960,165	(83,621)
Inventories	192,644	(447,167)
Prepaid expenses and other current assets	176,458	(222,027)
Other assets	524	(160,791)
Accounts payable and accrued expenses	(59,797)	(504,027)
Accrued payroll and related expenses	(162,567)	(82,968)
Net deferred revenue on shipments to distributors	174,624	80,208
Deferred service revenue	(1,668)	2,957
Net change in operating lease liability	(444,531)	(384,044)
Net cash (used in) provided by operating activities	48,562	(111,415)
Investing activities
Purchases of PP&E including software and website development	(2,163,872)	(1,183,188)
Net cash used in investing activities	(2,163,872)	(1,183,188)
Financing activities
Common stock repurchased and related expenses	(208,425)	(829,563)
Proceeds from note payable	1,582,452	—
Repayments of note payable	(125,000)	(500,000)
Acquisition of common stock for tax withholding obligations	(143,371)	—
Proceeds from stock options exercised	212,815	151,749
Net cash (used in) provided by financing activities	1,318,471	(1,177,814)
Net decrease in cash and cash equivalents	(796,839)	(2,472,417)
Cash and cash equivalents at beginning of year	3,623,469	6,095,886
Cash and cash equivalents at end of year	$2,826,630	$3,623,469
Supplemental disclosure of cash flow information
Cash paid for interest	$207,510	$160,945
Supplemental disclosure of non-cash activities
Payroll tax liability for retired restricted stock	$—	$158,314
Operating lease inception cost	$—	$3,862,511

See accompanying notes.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — Organization and Summary of Significant Accounting Policies

Organization and Business

Socket Mobile, Inc. (the “Company”) is a leading provider of data capture and delivery solutions for mobile applications used in Retail, Commercial Services, Industrial & Manufacturing, Transportation & Logistics, and Health Care. Our products include data capture devices that utilize Bluetooth or RFID/NFC technology, designed to interface with applications running on smartphones, tablets and mobile computers. These applications operate on diverse operating systems, including Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®). Additionally, the Company offers camera-based barcode scanning software. The Company focuses on serving the needs of software application providers, with our sales primarily driven by the deployment of barcode and RFID/NFC enabled mobile applications.

The Company designs its own products and subcontracts the manufacturing of product components to independent third-party contract manufacturers who are in the U.S., Mexico, Singapore, China, Malaysia and Taiwan and who have the equipment, know-how and capacity to manufacture products to the Company’s specifications. Final products are assembled, tested, packaged, and distributed at and from its Fremont, California facility. In addition to its own online stores, the Company offers its products worldwide through two-tier distribution, allowing customers to purchase from numerous online resellers worldwide, including some application providers. The geographic regions served by the Company include the Americas, Europe, Asia Pacific and Africa.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. In March 2023, the Company entered into an Insured Cash Sweep (“ICS”) Deposit Placement Agreement with IntraFi Network LLC through its bank, Bridge Bank – a division of Western Alliance Bank. The ICS program allows the Company’s demand or savings products to benefit from unlimited FDIC insurance, which helps the Company maintain the entire deposit on its balance sheet and provides additional security during times of market uncertainty. As of December 31, 2023, the Company’s cash was held in demand deposit accounts under FDIC insurance through the ICS program. The Company has never experienced any losses in its funds in bank accounts.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and foreign exchange contracts is close to their fair value due to the relatively short period of time to maturity.

Foreign Currency

The functional currency for the Company is the U.S. dollar. However, the Company requires European distributors to purchase products in Euros and British pounds and pays the expenses of European employees in Euros and British pounds. In 2023, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, and payables was a net gain of $12,550 compared to a net loss of $41,300 in 2022.

Accounts Receivable Allowances

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers. Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible. The following table describes the activity in the allowance for doubtful accounts for the years ended December 31, 2023 and 2022:

Year	Balance at Beginning of Year	Charged to Costs and Expenses	Amounts Written Off	Balance at End of Year
2023	$40,651	$—	$—	$40,651
2022	$40,651	$—	$—	$40,651

Inventories

Inventories consist principally of raw materials and sub-assemblies stated at the lower of standard cost, which approximates actual costs (first-in, first-out method), or market. Market is defined as replacement cost, but not in excess of estimated net realizable value or less than estimated net realizable value less a normal margin. We purchase or have manufactured the component parts by our engineering bill of materials. The timing and quantity of our purchases are based on order forecast, the lead time requirements of our vendors, and economic order quantities. At the end of each reporting period, the Company compares its inventory on hand to its forecasted requirements for the next twelve-month period and reserves the cost of any inventory that is surplus, less any amounts that the Company believes it can recover from the disposal of goods or that the Company specifically believes will be saleable past a twelve-month horizon. The Company’s sales forecasts are based upon historical trends, communications from customers, and marketing data regarding market trends and dynamics. Changes in the amounts recorded for surplus or obsolete inventory are included in cost of revenue. Inventories, net of write-downs, at December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Raw materials and sub-assemblies	$5,839,176	$6,193,453
Finished goods	500,814	289,181
Inventory reserves	(930,943)	(880,943)
Inventory, net	$5,409,047	$5,601,691

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Prepaid insurance	$75,626	$92,644
Product certification costs	75,604	87,293
Prepaid inventory purchases	123,736	196,512
Prepaid maintenance contracts and other prepaid expenses	165,764	240,739
Prepaid expenses and other current assets	$440,730	$617,188

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method, over the estimated useful lives of the assets ranging from one to five years. Computer software and hardware are amortized over two to three years, while machinery and equipment are typically amortized over three years. Manufacturing tooling is amortized over a span of two to three years, and improvements to leasehold are amortized over the remaining lease term. Assets under finance leases are amortized in a manner consistent with the Company’s normal depreciation policy for owned assets, or the remaining lease term as applicable. Depreciation expenses in the years ended December 31, 2023 and 2022, were $787,881 and $594,793, respectively.

Intangible Assets

The Company’s intangible assets consist of completed technologies and acquired license rights. Intangible assets are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible assets. Amortization is computed using the straight-line method over the estimated useful lives of the assets. For the years ended December 31, 2023 and 2022, the amortization expenses of intangible assets were $127,296, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. For the years ended December 31, 2023 and 2022, we did not recognize any impairment loss of its long-lived assets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks. To date, the Company has not experienced losses on investments.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

The Company’s trade accounts receivable is primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances as of December 31, 2023 and December 31, 2022 were as follows:

	December 31,
	2023	2022
Ingram Micro Inc.	20%	14%
Synnex Corporation	14%	*
ScanSource, Inc.	13%	11%
Nippon Primex, Inc.	11%	14%
Bluestar, Inc.	*	46%
* Customer accounted for less than 10% of the Company’s accounts receivable balances

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. As of December 31, 2023, 27% of the Company’s accounts payable balances were concentrated with the top supplier. For the years ended December 31, 2023 and 2022, 55% and 56% of inventory purchases, respectively, were from top three suppliers.

Revenue Recognition and Deferred Revenue

With the adoption of ASC 606 “Revenue from Contracts with Customers” in 2017, the Company recognizes revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. As of December 31, 2023, the deferred revenue and deferred cost on shipments to distributors were approximately $825,670 and $322,580 respectively, compared to approximately $594,793 and $266,327, respectively, as of December 31, 2022.

The Company generally recognizes revenues on sales to customers other than distributors upon shipment provided that contract with the customer is identified, performance obligations in the contract are satisfied, and the price is determined. Most of our customers other than distributors do not have a right of return except under warranty.

The Company also generates revenue through its SocketCare services program, which offers extended warranty and accidental breakage coverage for select products. For the year ended December 31, 2023 and 2022, the SocketCare revenues were approximately $21,400 and $22,000, respectively. The service, which can be purchased at the time of product acquisition, provides coverage for three-year and five-year terms. Revenue from the SocketCare services program is recognized ratably over the duration of the extended warranty contract. The amount of unrecognized SocketCare service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in both short-term and long-term components. As of December 31, 2023 and 2022, the balances of unrecognized SocketCare service revenue were $32,698 and $34,366, respectively.

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

Leases

The Company adopted ASU 2016-02 effective January 1, 2019. On May 1, 2022, the Company entered into a building lease agreement for its corporate headquarters located in Fremont, CA. As of December 31, 2023, the balances of right-of-use assets and liabilities for the operating leases were approximately $3.09 million and $3.29 million, respectively, compared to approximately $3.56 million and $3.74 million, respectively, as of December 31, 2022.

Warranty

The Company’s products typically carry a one-year warranty. The Company reserves for estimated product warranty costs at the time revenue is recognized based upon the Company’s historical warranty experience, and additionally for any known product warranty issues. If actual costs differ from initial estimates, the Company records the difference in the period they are identified. Actual claims are charged against the warranty reserve. The following table describes activity in the reserves for product warranty costs for the years ended December 31, 2023 and 2022:

Year	Balance at Beginning of Year	Additional Warranty Reserves	Amounts Charged to Reserves	Balance at End of Year
2023	$78,871	$13,417	$(13,417)	$78,871
2022	$78,871	$14,475	$(14,475)	$78,871

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include salaries and employee benefits, stock-based compensation expense, third party development costs including consultants and outside services, and allocations of overhead and occupancy costs. In 2023, these costs amounted to $4.83 million, an increase from $4.36 million in 2022.

Software Development Costs

Costs incurred to develop computer software to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at cost. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the straight-line method over the remaining estimated economic life (a period of three to five years) of the product. Amortization of capitalized software development costs is included in the cost of revenues line on the statements of operations.  If the future revenue of a product is less than anticipated, impairment of the related unamortized development costs could occur, which could impact the Company’s results of operations. Amortization expense on software development costs included in costs of revenues for 2023 and 2022 were $7,262 and $43,572, respectively. The amount of unamortized capitalized software costs as of December 31, 2023 and 2022 were zero and $7,262, respectively.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Advertising Costs

Advertising costs are charged to sales and marketing as incurred. The Company incurred $23,827 and $31,146, in advertising costs during 2023 and 2022, respectively.

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

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
	2023	2022
Numerator:
Net income (loss)	$(1,919,154)	$86,931
Net income (loss) allocated to restricted stock award	—	(8,820)
Adjusted net income (loss) for basic earnings per share	$(1,919,154)	$78,111
Convertible note interest	—	—
Adjusted net income (loss) before interest for diluted earnings per share	$(1,919,154)	$78,111
Denominator: Weighted average shares outstanding used in computing net income (loss) per share:
Basic	7,230,074	7,184,847
Dilutive impact of stock compensation awards	—	348,077
Fully diluted	7,230,074	7,532,924
Net income (loss) per share applicable to common stockholders:
Basic	$(0.27)	$0.01
Fully diluted	$(0.27)	$0.01

In 2023, the shares used in computing diluted net loss per share do not include 1,151,114 stock options, 991,199 shares of unvested restricted stocks, 50,000 warrants, and 2,152,934 shares for convertible notes as their effects are anti-dilutive. In 2022, the shares used in computing diluted net income per share do not include 342,765 stock options that were out of the money under the treasury stock method approach, along with 844,976 shares of unvested restricted stocks. Furthermore, 958,904 shares for convertible notes are excluded as their anti-dilutive effects, stemming from the convertible note interest exceeding the earnings per share.

Stock-Based Compensation Expense

The Company has incentive plans that reward employees with stock options and shares of restricted stocks. The amount of compensation cost for these stock-based awards is measured based on the fair value of the awards as of the grant date. The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period, which is usually the service period.

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

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Revenues for the geographic areas for the years ended December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
Revenues: (in thousands)	2023	2022
United States	$12,539	$15,765
Europe	2,426	2,612
Asia and rest of world	2,069	2,861
Total	$17,034	$21,238

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of total revenues for the years ended December 31, 2023 and 2022 were as follows:

	Years Ended December 31,
	2023	2022
Ingram Micro Inc.	22%	26%
BlueStar, Inc.	22%	24%
ScanSource, Inc.	14%	11%
*Customer accounted for less than 10% of total revenues

Recently Issued Financial Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments," which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU replaces the "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, contract assets, loans and other instruments, entities are now required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowances for losses. The Company began reporting on topics required by ASU 2016-13 for the year ended December 31, 2023. The adoption did not have a material impact on the Company's financial position or results of operations.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that all other recently issued accounting standards are not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

NOTE 2 — Intangible Assets

In 2021, the Company entered into the Technology Transfer Agreement with SpringCard SAS (“SpringCard”), a market leader at the forefront of innovative electronic design and development. Its contactless and wireless solutions support a wide range of customers, ranging from large multinational corporations to locally focused businesses. As of December 31, 2023, our Balance Sheets reflect the intangible assets of the acquired technology at a net carrying amount of $1,559,369, after accumulated amortization.

The anticipated future amortization of these intangible assets as of December 31, 2023, is as follows:

Fiscal Year	Amount
2024	127,296
2025	127,296
2026	127,296
2027	127,296
2028	127,296
Thereafter	922,889
Total	$1,559,369

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

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

First Business Financing Modification Agreement

On February 9, 2022, the Company and the Bank executed the First Business Financing Modification Agreement. Under the terms of the agreement, the Bank consented to the share repurchase program of up to $1.8 million. Additionally, the Bank will now conduct future audits of accounts receivable annually. The Bank has also raised the credit limit for business credit cards to $250,000.

Second Business Financing Modification Agreement and Waiver of Defaults

On January 25, 2023, the Company entered into the Second Business Financing Modification Agreement and Waiver of Defaults with the Bank which extended the maturity date of the Company’s revolving lines of credit to January 31, 2025.

Third Business Financing Modification Agreement and Waiver of Defaults

On May 26, 2023, the Company entered into the Third Business Financing Modification Agreement, Waiver of Defaults and Consent with the Bank. Under the terms of the agreement, the Bank agreed to waive the default resulting from the Company’s failure to meet the minimum adjusted EBITDA requirement in the quarter ended March 31, 2023. Additionally, the Bank granted its consent for the issuance of additional subordinated debt in May 2023.

Waiver of Defaults

On October 30, 2023, the Company entered into the Waiver of Default with the Bank. As part of the agreement, the bank waived the default resulting from the Company’s failure to meet the minimum adjusted EBITDA requirement in the quarter ended September 30, 2023.

Interest expense on the CalCap Loan for twelve months ended December 31, 2022 was $19,355. Accrued interest payable related to the amounts outstanding under the CalCap Loan as of December 31, 2022 was $372.

There were no amounts borrowed at year end on the Company’s bank credit lines as of December 31, 2023 and December 31, 2022.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

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

The funds raised are used to increase the Company’s working capital balances. The notes have a three-year term that accrues interest at 10% per annum and mature on August 30, 2023. The interest on the notes is payable quarterly in cash. The holder of each note may require the Company to repay the principal amount of the note plus accrued interest at any time after August 31, 2021. The principal amount of each note is convertible at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $1.46 per share, which was the market closing price of the common stock on Friday, August 28, 2020, the closing date of the financing. The notes did not contain a beneficial conversion feature because the conversion price is higher than the market closing price on the date of the notes payable. The notes are secured by the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Western Alliance Bank. Total issuance costs associated with the financing are $96,515, and the costs are presented on the balance sheet as a direct deduction from the notes payable balance of $1,530,000 as a contra-liability. The issuance costs are amortized over three years, the term of the notes payable, and the amortization expense is reported as interest expense. In 2021, two noteholders elected to convert note principal of $130,000 into shares of the Company’s common. Therefore, the outstanding notes payment balance is $1,400,000.

On November 16, 2022, the Company and the requisite holders of the outstanding notes entered into a Secured Subordinated Convertible Note Extension Agreement (the “Extension Agreement”), extending the maturity date of the notes from August 30, 2023 to August 30, 2024. All other terms and conditions of the notes remain in full force and effect.

The amortization of debt discount was $25,473 and $33,091 for the year ended December 31, 2023 and 2022, respectively.

On May 26, 2023, the Company completed a secured subordinated convertible note financing of $1,600,000. The proceeds from the Financing are used to increase the Company’s working capital balances. The secured subordinated convertible notes have a three-year term and will mature on May 26, 2026. The interest rate on the Notes is 10% per year, payable quarterly in cash. The holder of each Note may require the Company to repay the principal amount of the Note plus accrued interest at any time after May 26, 2024. The Notes are secured by the assets of the Company and are subordinated to the Company’s debts with Western Alliance Bank, its senior lender. The principal amount of each Note is convertible at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $1.34 per share. Failure to pay the principal payment or any interest payment (with 5 days delinquency) when due are events of default under the Notes. The Company filed and caused to be declared effective pursuant to the Securities Act of 1933, as amended, in June 2023 a Registration Statement to provide for resales of the shares of Common Stock issuable upon conversion of the Notes.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Total interest expenses recognized related to the convertible note were $262,102 and $173,091 for the years ended December 31, 2023 and 2022, respectively.

NOTE 5 — Commitments and Contingencies

Operating Lease Obligations

In February 2022, the Company entered into a lease agreement for approximately 35,913 square feet at 40675 Encyclopedia Circle in Fremont, California. This location serves as the Company’s Corporate Headquarters, including office space and manufacturing. The base monthly rent in the amount of $50,278, subject to annual increases of 3%.

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

As of December 31, 2023, the balances of right-of-use assets and liabilities were approximately $3.09 million and $3.29 million, respectively, compared to approximately $3.56 million and $3.74 million, respectively, on December 31, 2022.

The operating lease expense under the existing agreement was allocated in cost of goods sold and operating costs based on department headcount and amounted to $648,434 and $646,821 for the twelve-month periods ended December 31, 2023 and 2022, respectively.

Cash payments included in the measurement of our existing operating lease liabilities were $622,243 and $517,174 for the twelve-month periods ended December 30, 2023 and 2022, respectively.

Future minimum lease payments under the existing operating lease as of December 31, 2023 are shown below:

Annual minimum payments:	Amount
2024	636,861
2025	652,883
2026	672,470
2027	692,644
2028	713,423
Thereafter	425,646
Total minimum payments	3,793,927
Less: Present value factor	(501,894)
Total operating lease liabilities	3,292,033
Less: Current portion of operating lease	(483,161)
Long-term portion of operating lease	$2,808,872

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Purchase Commitments

On December 31, 2023, the Company’s non-cancelable purchase commitments for inventory to be used in the ordinary course of business during 2024 were approximately $5,821,000.

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

NOTE 6 — Stock-Based Compensation Plan

Stock-Based Compensation Program

The Company has one share-based compensation plan in effect in the two years presented: the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan allows for the grant of incentive stock options, non-statutory stock options, restricted stock, stock appreciation rights, and performance awards to employees, directors, and consultants of the Company. Stock options are granted at an exercise price per share equal to the fair market value per share of common stock on the date of grant. Restricted stocks are granted at zero cost. The vesting and exercise provisions are determined by the Board of Directors, with a maximum term of ten years. The termination date of 2004 Plan was approved to extend from April 23, 2024 to April 23, 2034 at our annual meeting of shareholders in June 2022.

The 2004 Plan allows for an annual increase in the number of shares authorized under the plan to be added on the first day of each fiscal year equal to the least amount of 400,000 shares, 4% of the outstanding shares on that date, or an amount as determined by the Board of Directors. On January 1, 2024 and 2023, a total of 293,445 and 283,587 additional shares, respectively, became available for grant from the 2004 Plan.

Stock-Based Compensation Information

The stock-based compensation expense included in the Company’s statements of income for the years ended December 31, 2023 and 2022, consisted of the following:

	Years Ended December 31,
Income Statement Classification	2023	2022
Cost of revenues	$137,116	$119,456
Research and development	358,632	313,904
Sales and marketing	295,704	251,862
General and administrative	364,930	313,470
Stock-based compensation expenses	$1,156,382	$998,692

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

As of December 31, 2023, the remaining unamortized stock-based compensation expense was $1,922,788 and is expected to be amortized over a weighted average period of 2.4 years.

Stock Options – Stock option awards have an exercise price equal to the closing price on the date of grant, expire ten years from the date of grant and vest over a four-year period at 25% per year. The Company calculates the value of each stock option grant, estimated on the date of grant, using binomial lattice option pricing model. No stock options were granted in 2023. The weighted-average estimated fair value of stock options granted during 2022 was $1.74, using the following weighted-average assumptions:

	Years Ended December 31,
	2023	2022
Risk-free interest rate (%)	—	3.22%
Dividend yield	—	—
Volatility factor	—	105.44%
Expected option life (years)	—	2.0

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

The table below presents the information related to stock option activity for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Total intrinsic value of stock options exercised	$(11,982)	$164,176
Cash received from stock option exercises	$212,815	$151,749

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

The following summarizes stock option activity under the 2004 Plan as of and for the years ended December 31, 2023 and 2022:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price Per Share	Remaining Contractual Term (in years)	Intrinsic Value
Balance as of December 31, 2021	1,378,122	$2.81
Granted	49,000	$3.03
Exercised	(106,190)	$1.43
Canceled	(24,210)	$3.12
Balance as of December 31, 2022	1,296,722	$2.93
Granted	—	$—
Exercised	(138,909)	$1.53
Canceled	(6,698)	$1.46
Balance as of December 31, 2023	1,151,115	$3.11	4.75	$8,210
Exercisable	1,068,449	$2.88	4.50	$8,210
Unvested	82,666	$6.08	7.58	$0

Stock options outstanding as of December 31, 2023 are summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.95 - $1.25	86,000	2.92	$1.09	86,000	$1.09
$1.59 - $1.90	147,825	3.33	$1.87	147,825	$1.87
$2.00 - $2.32	329,196	4.92	$2.30	329,196	$2.30
$2.40 - $2.75	138,775	3.42	$2.63	138,775	$2.63
$2.93 - $2.95	106,991	4.75	$2.93	104,658	$2.93
$3.05 - $4.22	160,253	4.50	$3.82	153,253	$3.85
$4.49 - $8.58	182,075	7.42	$6.39	108,742	$6.34
$0.95 - $8.58	1,151,115	4.75	$3.11	1,068,449	$2.88

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

The following summarizes information related to restricted stock activity under the 2004 Plan for the years ended December 31, 2023 and 2022:

	Number of Restricted Stocks	Weighted Average Price Per Share
Unvested as of December 31, 2021	646,125	$2.18
Granted	330,700	$3.82
Vested	(111,719)	$2.11
Forfeited	(20,130)	$2.29
Unvested as of December 31, 2022	844,976	$2.84
Granted	463,720	$2.30
Vested	(286,062)	$2.02
Forfeited	(31,435)	$2.66
Unvested as December 31, 2023	991,199	$2.83

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7 — Shares Reserved

Common stock reserved for future issuance was as follows:

	December 31,
	2023	2022
Stock option grants outstanding (see Note 6)	1,151,115	1,296,722
Secured subordinated convertible notes (see Note 4)	2,152,934	958,904
Stock warrants issued to SpringCard SAS (see Note 2)	50,000	50,000
Reserved for future grants	459,950	453,798
	3,813,999	2,759,424

NOTE 8 — Retirement Plan

The Company has a tax-deferred savings plan, the Socket Mobile, Inc. 401(k) Plan (“401(k) Plan”), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan monthly. The Company provides a match to employees’ 401(k) savings at 3% of employees’ contribution, up to $100 per month. For the years ended December 31,2023 and 2022, total company matching contributions amounted to $50,950 and $49,200, respectively. Administrative expenses relating to the 401(k) Plan are not significant.

NOTE 9 — Income Taxes

The Company's entire pretax income / (loss) for the years ended December 31, 2023 and December 31, 2022 was from its U.S. domestic operations.

The components of income taxes for the periods ended December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	—	—
Total Current	—	—
Deferred:
Federal	(967,300)	(313,000)
State	(476,700)	(395,000)
Total Deferred	$(1,444,000)	$(708,000)
Income tax benefit	$(1,444,000)	$(708,000)

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

	Years Ended December 31,
	2023	2022
Income at US statutory rate	21.0%	21.0%
State taxes, net of federal benefit	13.9%	62.6%
Valuation allowance	0.5%	18.1%
Stock compensation	-0.8%	-11.2%
Tax credits	0.3%	-21.1%
Other	8.6%	44.8%
Provision for taxes	42.8%	114.1%

The principal components of deferred tax assets and (liabilities) are as follows for the period ended:

	December 31,
Deferred tax assets:	2023	2022
Net operating loss carryforwards	$6,201,000	$5,906,000
Tax credits	891,000	901,000
Accruals & reserves	1,118,000	951,000
Lease liabilities	920,000	1,043,000
Depreciation	12,000	45,000
Share-based compensation	229,000	190,000
Capitalized Research Costs	2,078,000	1,105,000
Total deferred tax assets	10,449,000	10,141,000
Valuation allowance	(446,000)	(464,000)
Net deferred tax assets	11,003,000	9,677,000
Deferred tax liabilities:
Amortization	(29,000)	(11,000)
ROU assets	(864,000)	(996,000)
Net deferred tax asset (liability)	$10,110,000	$8,670,000

As of December 31, 2023, the Company had U.S. Federal net operating loss carryforwards of $21.7 million which includes $16.0 million that expire at various dates from 2025 through 2033, and $6.8 million that have an unlimited carryforward period. As of December 31, 2023, the Company had state net operating loss carryforwards of $23.6 million that will expire at various dates from 2029 through 2040.

As of December 31, 2023, the Company had U.S. Federal research and development credit carryforwards of $0.4 million that begin to expire at various dates through 2043. As of December 31, 2023, the Company had state research and development credit carryforwards of $0.6 million that have an unlimited carryforward period.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

As of December 31, 2023, the Company is in a net deferred tax asset position. The deferred tax assets consist principally of net operating loss carryforwards. The future realization of the tax benefits from existing temporary differences and tax attributes ultimately depends on the existence of sufficient taxable income. In assessing the realization of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company also considers past operating results, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2023, after consideration of all available evidence, both positive and negative, the Company continues to maintain a valuation allowance against the Company's deferred tax assets for U.S. Federal R&D tax credits because they are more likely than not to expire unused. The net change in the total valuation allowance for the years ended December 31, 2023 and 2022 was a decrease of $200,000 for both years, respectively.

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

The following table summarizes the activity related to the Company's unrecognized tax benefits:

Amount
Balance as of January 1, 2021	$1,153,000
Increases (decreases) for current year tax provisions	23,000
Increases (decreases) for prior year tax provisions	(160,000)
Decreases for expiration of statute of limitations	—
Settlements	—
Balance as of December 31, 2022	1,016,000
Increases (decreases) for current year tax provisions	24,000
Increases (decreases) for prior year tax provisions	(31,000)
Decreases for expiration of statute of limitations	—
Settlements	—
Balance as of December 31, 2023	$1,009,000

The Company files income tax returns in the U.S. federal jurisdiction and in California, and therefore subject to tax examination by couple taxing authorities. The Company is not currently under examination, and is not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period. As of December 31, 2023, the tax years from 2020 to present remain open to examination by relevant taxing jurisdictions to which the Company is subject. However, to the extent the Company utilizes net operating losses from years prior to 2020, the statute remains open to the extent of the net operating losses or other credits that are utilized.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

The calculation and assessment of the Company's tax exposures generally involve the uncertainties in the application of complex tax laws and regulations for federal and state jurisdictions. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation, on the basis of the technical merits. As of December 31, 2023 and 2022, the Company had $1.0 million and $1.0 million, respectively, of unrecognized tax benefits. Of the $1.0 million at December 31, 2023, $1.0 million if recognized would impact the effective tax rate. In addition, the Company believes it is reasonably possible that its unrecognized tax benefits will not change significantly within the next twelve months. As of December 31, 2023 and 2022, the Company has not accrued any interest and penalties related to its uncertain tax positions. The Company has elected to recognize accrued interest and penalties, if any, related to uncertain tax positions in tax expense in its financial statements.

NOTE 10 — Subsequent Events

Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the audited financial statements.

441,750 shares of restricted stocks at a weighted average price of $1.09 per share have been granted from the 2004 Equity Incentive Plan subsequent to December 31, 2023. The shares include annual refresher grants to all continuing employees with a weighting reflecting the level of responsibility and performance of the employee and initial grants to two newly hired employees.

The Company has issued 25,000 shares of common stock for the exercise of stock options.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework issued in 2013. This assessment included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this assessment.

Based on our assessment using those criteria, we believe that, as of December 31, 2023, our internal control over financial reporting is effective.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 15, 2024.

Item 11. Executive Compensation

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 15, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 15, 2024.

The following table provides information as of December 31, 2023 about our common stock that may be issued under the Company’s existing equity compensation plans. For additional information about the stock-based compensation plans see Note 6, Stock-Based Compensation Plan, of the Notes to Financial Statements included in this Annual Report on Form 10-K .

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders (1)	1,151,114	$ 3.11	459,950

(1)	Consists of the 2004 Equity Incentive Plan. Pursuant to an affirmative vote by security holders in June 2004, an annual increase in the number of shares authorized under the 2004 Equity Incentive Plan is added on the first day of each fiscal year equal to the least of (a) 400,000 shares, (b) four percent of the total outstanding shares of the Company’s common stock on that date, or (c) a lesser amount as determined by the Board of Directors. As a result, a total of 293,445 shares became available for grant under the 2004 Equity Incentive Plan on January 1, 2024, in addition to those set forth in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 15, 2024.

Item 14. Principal Accounting Fees and Services

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 15, 2024.

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

SOCKET MOBILE, INC.
Registrant

Date: March 25, 2024	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevin J. Mills Kevin J. Mills	President and Chief Executive Officer (Principal Executive Officer) and Director	March 25, 2024
/s/ Charlie Bass Charlie Bass	Chairman of the Board	March 25, 2024
/s/ Lynn Zhao Lynn Zhao	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 25, 2024
/s/ Bill Parnell Bill Parnell	Director	March 25, 2024
/s/ Ivan Lazarev Ivan Lazarev	Director	March 25, 2024
/s/ Laura Weinstein Laura Weinstein	Director	March 25, 2024
/s/ Giacomo Marini Giacomo Marini	Director	March 25, 2024

Index to Exhibits

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2	Certificate of Amendment to the Restated Certificate, as filed June 20, 2013.
3.3 (2)	Bylaws, as amended February 17, 2008.
4.1 (3)	Form of Secured Subordinated Convertible Note issued August 31, 2020.

10.1 (4)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10.2 (5)*	2004 Equity Incentive Plan and forms of agreement thereunder.

10.3 (6)*	Form of Management Incentive Variable Compensation Plan between the Company and certain eligible participants.
10.4 (7)	Standard Industrial/Commercial Multi-Tenant Lease by and between Del Norte Farms, Inc. and the Company dated October 24, 2006 (assigned to Newark Eureka Industrial Capital, LLC September 17, 2007).
10.5 (8)	Second Amendment to Standard Industrial/Commercial Multi-Lessee Lease – Net dated August 30, 2010.
10.6 (9)	Third Amendment to Standard Industrial/Commercial Multi-Tenant Lease – Net dated December 28, 2012.
10.7 (10)	Warrants for the Purchase of Shares of Common Stock Issued November 19, 2010 to the Investor and the Placement Agent in connection with a private placement.
10.8 (11)	Loan and Security Agreement dated February 27, 2014 by and between the Company and Bridge Bank, National Association.
10.9 (12)	Form of Employment Agreement dated May 1, 2017 between the Company and the officers of the Company.
10.10 (13)	Business Financing Modification Agreement dated February 26, 2016 by and between the Company and Western Alliance Bank, an Arizona corporation.
10.11 (14)	Business Financing Modification Agreement dated March 20, 2017 by and between the Company and Western Alliance Bank, an Arizona corporation.
58

10.12 (15)	Business Financing Modification Agreement dated January 31, 2018 by and between the Company and Western Alliance Bank, an Arizona corporation.
10.13 (16)	Tender Offer Statement to purchase up to 1,250,000 shares of common stock at a price not greater than $4.25 nor less than $3.75 per share.
10.14 (17)	Business Financing Modification Agreement dated June 4, 2018 by and between the Company and Western Alliance Bank, an Arizona corporation.
10.15 (18)	Business Financing Modification Agreement dated January 8, 2020 by and between the Company and Western Alliance Bank, an Arizona corporation.
10.16 (19)	Amended and Restated Business Financing Agreement dated January 29, 2021 by and between the Company and Western Alliance Bank, an Arizona corporation.
10.17	First Business Financing Modification Agreement dated February 9, 2022 by and between the Company and Western Alliance Bank, an Arizona corporation.
10.18 (20)	Second Business Financing Modification Agreement and Waiver of Defaults dated January 25, 2023 by and between the Company and Western Alliance Bank, an Arizona corporation.
10.19 (21)	2021 Technology Transfer Agreement, dated as of February 26, 2021, by and between the Company and SpringCard SAS
10.20 (22)	Secured Subordinated Convertible Note Extension Agreement, effective as of November 16, 2022

10.21	Third Business Financing Modification Agreement and Waiver of Defaults dated May 26, 2023 by and between the Company and Western Alliance Bank, an Arizona corporation.
10.22 (23)	Secured Subordinated Convertible Note Extension Agreement, effective as of May 26, 2023.
11.1	Computation of Earnings per Share (see Statements of Operations in Item 8).
14.1 (24)	Code of Business Conduct and Ethics.

23.1	Consent of Sadler Gibb & Associates, LLC, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
59

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Document.
104	Cover Page Interactive Data File.

_________

* Executive compensation plan or arrangement.

(1)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on March 16, 2009
(2)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 20, 2008.
(3)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on September 1, 2020.
(4)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 8, 2012.
(5)	Incorporated by reference to Appendix C filed with the Company’s Form DEF 14A filed on April 29, 2004 and Item 4 on Form 8-K filed on June 5, 2013 reporting extension of the Plan to April 23, 2024.
(6)	Incorporated by reference to Appendix B filed with the Company’s Form DEF 14A filed on March 16, 2011.
(7)	Incorporated by reference to exhibits filed with the Company’s Form 10-Q filed on November 13, 2006.
(8)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on August 30, 2010.
(9)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on January 4, 2013.
(10)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on November 19, 2010.
(11)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 7, 2014.
60

(12)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on May 4, 2017.
(13)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 3, 2016.
(14)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 21, 2017.
(15)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 2, 2018.
(16)	Incorporated by reference to the Company’s Schedule TO filed on February 2, 2018.
(17)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on June 8, 2018.
(18)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on January 14, 2020.
(19)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 3, 2021.
(20)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on January 25, 2023.
(21)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 4, 2021.
(22)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on November 16, 2022.
(23)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on May 30, 2023.
(24)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on March 10, 2006.