Form 10-Q
period 2024-03-31
SOCKET MOBILE, INC.
filed 2024-05-14
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2024

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

The number of shares of Common Stock ($0.001 par value) outstanding as of May 9, 2024 was 7,546,938 shares.

INDEX

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenues	$4,977,797	$4,312,178

Cost of revenues	2,473,040	2,239,691

Gross profit	2,504,757	2,072,487

Operating expenses:
Research and development	1,208,082	1,247,119
Sales and marketing	1,031,271	1,006,792
General and administrative	750,579	773,988
Total operating expenses	2,989,932	3,027,899

Operating loss	(485,175)	(955,412)

Interest expense, net	(72,240)	(38,008)

Net loss before income taxes	(557,415)	(993,420)
Income tax expense	—	—

Net loss	$(557,415)	$(993,420)

Net loss per share:

Basic	$(0.07)	$(0.12)
Diluted	$(0.07)	$(0.12)

Weighted average shares outstanding:

Basic	7,441,745	7,106,746
Diluted	7,441,745	7,106,746

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,771,848	$2,826,630
Accounts receivable, net	2,073,041	1,699,696
Inventories, net	5,413,426	5,409,047
Prepaid expenses and other current assets	380,208	440,730
Deferred cost on shipments to distributors	362,914	322,580
Total current assets	11,001,437	10,698,683

Property and equipment:
Machinery and office equipment	2,669,429	2,700,759
Computer equipment	3,646,916	3,631,945
	6,316,345	6,332,704
Accumulated depreciation	(3,519,975)	(3,299,503)
Property and equipment, net	2,796,370	3,033,201

Intangible assets, net	1,527,545	1,559,369
Other long-term assets	248,714	249,715
Deferred tax assets	10,112,419	10,112,419
Operating lease right-of-use asset	2,975,526	3,088,087
Total assets	$28,662,011	$28,741,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,749,116	$1,605,231
Accrued payroll and related expenses	636,464	579,974
Deferred revenue on shipments to distributors	911,630	825,670
Short term portion of deferred service revenue	19,767	19,885
Subordinated convertible notes payable, net of discount	150,000	150,000
Subordinated convertible notes payable, net of discount-related party	2,837,326	2,835,864
Operating lease – current portion	494,390	483,161
Total current liabilities	6,798,693	6,499,785

Long-term portion of deferred service revenue	13,945	12,813
Long-term portion of operating lease	2,690,334	2,808,872
Total liabilities	9,502,972	9,321,470

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares, Issued 7,906,577 and outstanding 7,547,327 at March 31, 2024; Issued 7,695,371 and outstanding 7,336,121 at December 31, 2023	7,547	7,336
Additional paid-in capital	68,679,469	68,383,230
Treasury stock	(1,037,988)	(1,037,988)
Accumulated deficit	(48,489,989)	(47,932,574)
Total stockholders’ equity	19,159,039	19,420,004
Total liabilities and stockholders’ equity	$28,662,011	$28,741,474

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2023	7,336,121	$7,336	$68,383,230	359,250	$(1,037,988)	$(47,932,574)	$19,420,004
Vesting of restricted stocks	186,206	186	(186)	—	—	—	—
Restricted stock retired for tax withholding	—	—	—	—	—	—	—
Exercise of stock option	25,000	25	23,725	—	—	—	23,750
Stock-based compensation	—	—	272,700	—	—	—	272,700
Treasury shares purchased	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(557,415)	(557,415)
Balance at March 31, 2024	7,547,327	$7,547	$68,679,469	359,250	$(1,037,988)	$(48,489,989)	$19,159,039

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2022	7,089,676	$7,090	$67,157,650	266,291	$(829,563)	$(46,013,420)	$20,321,757
Vesting of restricted stocks	147,972	148	(148)	—	—	—	—
Restricted stock retired for tax withholding	(53,647)	(54)	54	—	—	—	—
Exercise of stock option	38,909	39	33,666	—	—	—	33,705
Stock-based compensation	—	—	295,833	—	—	—	295,833
Treasury shares purchased	(92,959)	(93)	93	92,959	(208,425)	—	(208,425)
Net loss	—	—	—	—	—	(993,420)	(993,420)
Balance at March 31, 2023	7,129,951	$7,130	$67,487,148	359,250	$(1,037,988)	$(47,006,840)	$19,449,450

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(557,415)	$(993,420)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	272,700	295,833
Depreciation and amortization	252,298	200,189
Amortization of debt discount	1,462	8,273
Amortization of operating lease ROU asset	120,792	115,832

Changes in operating assets and liabilities:
Accounts receivable	(373,345)	165,148
Inventories	(4,379)	(58,239)
Prepaid expenses and other current assets	60,522	60,836
Other assets	1,000	—
Accounts payable and accrued expenses	143,885	515,883
Accrued payroll and related expenses	56,490	(144,040)
Net deferred revenue on shipments to distributors	45,626	45,793
Deferred service revenue	1,014	(367)
Net change in operating lease liability	(115,540)	(106,056)
Net cash (used in) provided by operating activities	(94,890)	105,665

Investing activities
Purchases of equipment and intangible assets	(56,442)	(466,106)
Proceeds from tenant improvements allowance	72,800	—
Net cash provided by (used in) investing activities	16,358	(466,106)

Financing activities
Common stocks repurchased and related expenses	—	(208,425)
Repayments of note payable	—	(125,000)
Proceeds from stock options exercised	23,750	33,705
Net cash provided by (used in) financing activities	23,750	(299,720)
Net decrease in cash and cash equivalents	(54,782)	(660,161)

Cash and cash equivalents at beginning of period	2,826,630	3,623,469
Cash and cash equivalents at end of period	$2,771,848	$2,963,308

Supplemental disclosure of cash flow information
Cash paid for interest	$104,795	$36,030
Supplemental disclosure of non-cash activities
Property acquired under operating lease	$8,230	$—

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2024

NOTE 1 — Basis of Presentation

The accompanying unaudited condensed financial statements of Socket Mobile, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. In response to recent volatility in the financial markets in March 2023, the Company entered into an Insured Cash Sweep (“ICS”) Deposit Placement Agreement with IntraFi Network LLC facilitated by its bank, Bridge Bank - a division of Western Alliance Bank. The ICS program provides the Company’s demand or savings products with access to unlimited FDIC insurance, which helps the Company to keep the full amount of the deposit on its balance sheet and provides additional security during times of market uncertainty. As of March 31, 2024, and December 31, 2023, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and debt approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

With the adoption of ASC 606 “Revenue from Contracts with Customers” in 2017, the Company recognizes revenue on sales to distributors when shipping of product is completed and title transfers to distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. On March 31, 2024, the deferred revenue and deferred cost on shipments to distributors were $911,630 and $362,914, respectively, compared to $825,670 and $322,580, respectively, on December 31, 2023.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2024

The Company also earns revenue from its SocketCare extended warranty program, which provides extended warranty and accidental breakage coverage for selected products. Customers can purchase a SocketCare warranty at the time of product purchase, which provides coverage for a three-year or a five-year term. Revenues from SocketCare services are recognized ratably over the life of the extended warranty contract. For the quarters ended March 31, 2024 and 2023, SocketCare revenue was approximately $5,100 and $5,600, respectively. The amount of unrecognized SocketCare service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short- and long-term components. On March 31, 2024, the balance of unrecognized SocketCare service revenue was approximately $33,700, compared to $32,700 as of December 31, 2023.

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

Leases

On February 1, 2022, the Company entered into a building lease agreement for its corporate headquarters located in Fremont, CA. On March 31, 2024, the balances of right-of-use assets and liabilities for the operating lease were $2,975,526 and $3,184,724, respectively, compared to $3,088,087 and $3,292,033, respectively, on December 31, 2023.

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

NOTE 3 — Intangible Assets

In 2021, the Company entered into the Technology Transfer Agreement with SpringCard SAS. The Unaudited Condensed Balance Sheets include the intangible assets of the acquired technology at the carrying amount, net of amortization of $1,527,545 as of March 31, 2024.

The intangible assets are amortized on a straight-line basis over their estimated useful lives of fifteen years, beginning on April 1, 2021. As of March 31, 2024, the estimated future amortization of these intangible assets is as follows:

Fiscal Year	Amount
2024 (April 1, 2024 to December 31, 2024)	$95,472
2025	127,296
2026	127,296
2027	127,296
2028	127,296
Thereafter	922,889
$1,527,545

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2024

The amortization expense was $31,824 for the three months ended March 31st in both 2024 and 2023.

NOTE 4 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories on March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
	2024	2023
Raw materials and sub-assemblies	$6,058,394	$5,839,176
Finished goods	315,975	500,814
Inventory reserves	(960,943)	(930,943)
Inventory, net	$5,413,426	$5,409,047

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2024

Fourth Business Financing Modification Agreement and Waiver of Defaults

On April 8, 2024, the Company entered into the Fourth Business Financing Modification Agreement and Waiver of Default with the Bank. Under the terms of the agreement, the Bank agreed to waive the default arising from the Company’s failure to meet the minimum adjusted EBITDA requirement in the quarter ended December 31, 2023. Additionally, the Bank amended the Agreement to include minimum quarterly adjusted EBITDA for 2024 and decreased the advanced rate to up to 75% in the case of both domestic eligible receivables and EXIM eligible receivables.

Interest expense on the CalCap Loan for the three months ended March 31, 2023, amounted to $1,138. The CalCap Loan balance of $125,000 was paid off on February 1, 2023.

There were no amounts borrowed on the Company’s bank credit lines as of March 31, 2024 and December 31, 2023.

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

On November 16, 2022, the Company and the requisite holders of the outstanding notes entered into a Secured Subordinated Convertible Note Extension Agreement, extending the maturity date of the notes from August 30, 2023 to August 30, 2024. All other terms and conditions of the notes remain in full force and effect.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2024

On May 1, 2024, the Company and the requisite holders of the outstanding notes entered into a Secured Subordinated Convertible Note Extension Agreement, extending the maturity date of the notes from August 30, 2024 to August 30, 2025. All other terms and conditions of the notes remain in full force and effect.

The amortization of debt discount was $1,462 and $8,273 for the quarter ended March 31, 2024 and 2023, respectively.

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

Total interest expense recognized related to the convertible note was $76,257 and $42,793 for the three months ended March 31, 2024 and 2023, respectively.

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

Revenues by geographic areas for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
Revenues:	2024	2023
United States	$3,558,315	$3,138,653
Europe	595,076	542,527
Asia and rest of world	824,406	630,998
Total revenues	$4,977,797	$4,312,178

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2024

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
BlueStar, Inc.	23%	20%
Ingram Micro, Inc.	16%	23%
Synnex Corporation	14%	-	*
Nippon Primex, Inc.	13%	-	*
*Customer accounted for less than 10% of the Company’s total revenue

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks and the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances on March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
	2024	2023
BlueStar, Inc.	23%	- *
Ingram Micro Inc.	20%	20%
Synnex Corporation	13%	14%
Nippon Primex, Inc.	12%	11%
ScanSource, Inc.	11%	13%
* Customer accounted for less than 10% of the Company’s accounts receivable balances

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or due to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. The Company’s inability to procure certain materials could have a material adverse effect on the Company’s results. For the three months ended March 31, 2024 and 2023, the top three suppliers accounted for 54% and 55%, respectively, of inventory purchases. As of March 31, 2024 and December 31, 2023, 28% and 40%, respectively, of the Company’s accounts payable balances were concentrated with top three suppliers.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2024

NOTE 8 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of stock options and restricted stock, based on the fair value of the awards as of the date that the awards are issued. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period.

The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. There were no stock options granted for the three months ended March 31, 2024 and 2023.

The shares of restricted stock are issued to employees and consultants and are held in escrow by the Company until the shares vest on the schedule of 15% after year one, 20% after year two, 25% after year three and 40% after year four, subject to the employees and consultants being a continuing service provider on each of the vesting dates. If the service or employment is terminated, unvested shares revert to the Company. Shares are registered at grant, so share owners may vote at the annual stockholder meeting. Shares of restricted stock are granted at zero cost basis. Compensation cost of the restricted stock is recognized on a straight-line basis over the 4-year vesting period. For the three months ended March 31, 2024 and 2023, the Company awarded 442,750 and 402,370 shares of restricted stock, respectively. As of March 31, 2024, there were 1,127,208 shares of restricted stock outstanding. Due to the existence of restrictions on sale or transfer until the shares vest, the Company does not count the shares of restricted stock as issued and outstanding shares until they vest. In Q1 2024, 186,206 shares of restricted stock were issued to employees through vesting. Market value of the vested shares is subject to tax withholding.

Total stock-based compensation expenses for the three months ended March 31, 2024 and 2023, were $272,700 and $295,833, respectively.

NOTE 9 — Net Income Per Share

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(557,415)	$(993,420)
Denominator: Weighted average shares outstanding used in computing net loss per share:
Basic	7,441,745	7,106,746
Diluted	7,441,745	7,106,746
Net loss per share applicable to common stockholders:
Basic	$(0.07)	$(0.12)
Diluted	$(0.07)	$(0.12)

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2024

In the three months ended March 31, 2024, the shares used in computing diluted net loss per share do not include 1,126,114 stock options, 50,000 warrants and 2,152,934 shares related to convertible notes payable as their effect would be anti-dilutive.

In the three months ended March 31, 2023, the shares used in computing diluted net loss per share do not include 1,262,027 stock options, 50,000 warrants and 958,904 shares related to convertible notes payable as their effect would be anti-dilutive.

NOTE 10 — Income Taxes

The Company did not record an income tax expense of in Q1 2024 and in Q1 2023.

NOTE 11 — Commitments and Contingencies

Operating Lease Obligations

On February 1, 2022, the Company commenced a lease agreement for approximately 35,913 square feet at 40675 Encyclopedia Circle in Fremont, California. This serves as the location for the Company’s Corporate Headquarters, including office space and manufacturing. The Company pays a base monthly rent in the amount of $50,278 commencing on the first day of the fourth full month of the lease term. Base monthly rent increases annually on May 1st of each year by 3%.

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

In January 2024, the Company renewed its equipment operating lease agreement. The lease term expires on December 31, 2026. The Company accounted for the lease as an operating lease under ASC 842 using the bank loan interest rate in effect on January 1, 2024 at 9.25%.

The operating lease expense under the existing agreement was allocated in cost of goods sold and operating costs based on department headcount and amounted to $161,682 and $162,108 for the three-month periods ended March 31, 2024 and 2023, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2024

On March 31, 2024, the balances of right-of-use assets and liabilities for the operating lease were approximately $2.98 million and $3.18 million, respectively, compared to approximately $3.09 million and $3.29 million, respectively, on December 31, 2023.

Cash payments included in the measurement of the Company’s operating lease liabilities were $156,430 and $153,181 for the three months ended March 31, 2024 and 2023, respectively.

Future minimum lease payments under the operating lease on March 31, 2024 are shown below:

Annual minimum payments:	Amount
2024 (April 1 through December 31, 2024)	481,718
2025	657,164
2026	676,751
2027	692,644
2028	713,423
2029	425,646
Total minimum payments	3,647,346
Less: Present value factor	(462,622)
Total operating lease liabilities	3,184,724
Less: Current portion of operating lease	(494,390)
Long-term portion of operating lease	$2,690,334

Purchase Commitments

As of March 31, 2024, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $5,403,000.

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

NOTE 12 — Subsequent Events

Other than the described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

24,000 shares of restricted stock were granted from the 2004 Equity Incentive Plan.

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

Index

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

Results of Operations

Revenues

Total revenues for the first quarter of 2024 was approximately $5.0 million, representing a 15% increase compared to the revenue of approximately $4.3 million for the same quarter a year ago. Alongside the growth in our run rate business, we observed an increase in deployment business.

Gross Margins

Our gross profit margins on sales reached 50.3% in Q1 2024, up from 48.1% in the same period a year ago. The margin increase was primarily due to the allocation of manufacturing overhead costs across higher production volumes.

Research and Development Expense

In the first quarter of 2024, engineering expenses were approximately $1,208,000, reflecting a 3% decrease compared to the approximately $1,247,000 spent in Q1 2023, during which efforts were concentrated on developing new products.

Sales and Marketing Expense

Sales and marketing expenses in the first quarter of 2024 were approximately $1,031,000, marking a 2% increase compared to expenses of approximately $1,007,000 in the same quarter a year ago. The rise was primarily attributed to increases in employee compensation.

Index

General and Administrative Expense

In the first quarter of 2024, The Company incurred approximately $751,000 in general and administrative expenses, representing a 3% decrease from the expense of approximately $774,000 in the same quarter of 2023, during which there was a concentration on the cost of patent applications.

Interest Expense, Net of Interest Income

Interest expense and other, net of interest income and other, was approximately $72,000 in the first quarter of 2024 compared to $38,000 in the first quarter of 2023. Interest expenses in the first quarter of both 2024 and 2023 were primarily related to interest on secured subordinated convertible notes payable (see “NOTE 6 — Secured Subordinated Convertible Notes Payable” for more information). There were no outstanding balances of credit lines during the first three months of 2024 or 2023.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable first quarters, reflecting low average rates of return.

Income Taxes

We recorded income tax expense of zero for the first quarter of 2024 and 2023, respectively. Our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at $10,112,419 on March 31, 2024.

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

Liquidity and Capital Resources

As reflected in our Condensed Statements of Cash Flows, we used net cash of $94,890 from operating activities in the first quarter 2024, compared to net cash provided by operating activities of $105,665 in the same period last year. To calculate our net cash (used in) provided by operating activities, we adjusted our net loss of $557,415 in the first quarter of 2024 and net loss of $993,420 in the first quarter of 2023 by adding back non-cash expenses such as stock-based compensation expense, depreciation and amortization, and deferred tax expenses and benefits, which amounted to $647,252 and $504,295 in the first quarters of 2024 and 2023, respectively. In addition, we analyze changes in operating assets and liabilities as a source or use of cash. In Q1 2024, changes in operating assets and liabilities used a net cash outflow of $184,727, mainly due to increases in accounts receivable resulting from higher shipments. In the first quarter of 2023, changes in operating assets and liabilities provided a net cash inflow of $478,958, mainly due to increases in accounts payable resulting from extended payment terms with vendors.

In the first quarters of 2024 and 2023, we invested $56,442 and $466,106, respectively, in leasehold improvements, computer software development costs, and manufacturing tooling costs. In Q1 2024, these investing activities were offset by proceeds from a tenant improvements allowance amounting to $72,800.

Index

Net cash provided by financing activities for the three months ended March 31, 2024 was $23,750, compared to net cash used in financing activities of $299,720 in the comparable period a year ago. Financing activities in 2024 consisted of proceeds of employee stock options exercised. Financing activities in 2023 consisted primarily of common stock repurchased and the final repayment of our term loan, partially offset by the proceed of employee stock options exercised in the amount of $33,705.

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

A complete description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission.

Contractual Obligations

Our contractual cash obligations on March 31, 2024 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$5,403,000	$5,316,000	$87,000	$—	$—
Operating lease	3,639,000	642,000	1,335,000	1,416,000	246,000
Total contractual obligations	$9,042,000	$5,958,000	$1,422,000	$1,416,000	$246,000

Off-Balance Sheet Arrangements

As of March 31, 2024, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

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

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. Based on a sensitivity analysis of our net foreign currency denominated assets at the end of the quarter ended March 31, 2024, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the first quarter of 2024 of approximately $31,300. For the first quarter of 2024, the actual net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of approximately $8,200. We will continue to monitor and assess our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because we distribute and fulfill resellers’ orders for our products primarily through distributors, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build-up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity. During the three months ended March 31, 2024 and 2023, Ingram Micro® and BlueStar together represented approximately 39% and 43%, respectively, of our worldwide sales. We expect that a significant portion of our sales will continue to depend on sales to a limited number of distributors.

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

Our corporate headquarters is located in a seismically active region in Northern California. If major disasters such as earthquakes occur, or our information system or communications network breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, we may be affected by health epidemic or pandemics, such as the COVID-19 pandemic, or geopolitical instability, such as Russia’s military action against Ukraine. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

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

As of May 9, 2024, we had 7,546,938 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to Form S-3 prospectus delivery requirements and, in other cases, only to the manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

Index

As of May 9, 2024, we had 1,102,114 shares of common stock subject to outstanding options under our stock option plans, 1,151,208 shares of restricted stock outstanding, and 431,570 shares of common stock available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and restricted stock and reserved them for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options and unvested restricted stock will be eligible for resale in the public market as soon as the options are exercised or the restricted stock vests, as applicable.

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

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	XBRL Document

*       Filed herewith.

**       Furnished herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCKET MOBILE, INC.

Registrant

Date: May 14, 2024	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 14, 2024	/s/ Lynn Zhao
Lynn Zhao
Vice President of Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)