Form 10-Q
period 2024-06-30
SOCKET MOBILE, INC.
filed 2024-08-13
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2024

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

The number of shares of Common Stock ($0.001 par value) outstanding as of August 9, 2024 was 7,598,849 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$5,081,398	$5,117,157	$10,059,195	$9,429,335

Cost of revenues	2,497,067	2,465,594	4,970,108	4,705,285

Gross profit	2,584,331	2,651,563	5,089,087	4,724,050

Operating expenses:
Research and development	1,231,953	1,189,930	2,440,035	2,437,049
Sales and marketing	1,154,245	1,004,579	2,185,516	2,011,371
General and administrative	733,276	748,609	1,483,854	1,522,597
Total operating expenses	3,119,474	2,943,118	6,109,405	5,971,017

Operating loss	(535,143)	(291,555)	(1,020,318)	(1,246,967)

Interest expense, net	(72,488)	(55,261)	(144,728)	(93,269)

Net loss before income taxes	(607,631)	(346,816)	(1,165,046)	(1,340,236)

Income tax expense	—	(166,000)	—	(166,000)

Net loss	$(607,631)	$(512,816)	$(1,165,046)	$(1,506,236)

Net loss per share:

Basic	$(0.08)	$(0.06)	$(0.16)	$(0.18)
Diluted	$(0.08)	$(0.06)	$(0.16)	$(0.18)

Weighted average shares outstanding:

Basic	7,571,940	7,163,608	7,511,378	7,135,149
Diluted	7,571,940	7,163,608	7,511,378	7,135,149

 See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,116,921	$2,826,630
Accounts receivable, net	2,550,219	1,699,696
Inventories, net	5,186,030	5,409,047
Prepaid expenses and other current assets	561,821	440,730
Deferred cost on shipments to distributors	247,145	322,580
Total current assets	10,662,136	10,698,683

Property and equipment:
Machinery and office equipment	2,677,561	2,700,759
Computer equipment	3,582,404	3,631,945
	6,259,965	6,332,704
Accumulated depreciation	(3,588,676)	(3,299,503)
Property and equipment, net	2,671,289	3,033,201

Intangible assets, net	1,495,721	1,559,369
Other long-term assets	248,715	249,715
Deferred tax assets	10,112,419	10,112,419
Operating lease right-of-use asset	2,853,267	3,088,087
Total assets	$28,043,547	$28,741,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,803,697	$1,605,231
Accrued payroll and related expenses	733,669	579,974
Deferred revenue on shipments to distributors	592,199	825,670
Short term portion of deferred service revenue	19,654	19,885
Subordinated convertible notes payable, net of discount	150,000	150,000
Subordinated convertible notes payable, net of discount-related party	2,838,789	2,835,864
Operating lease – current portion	505,407	483,161
Total current liabilities	6,643,415	6,499,785

Long-term portion of deferred service revenue	14,786	12,813
Long-term portion of operating lease	2,559,204	2,808,872
Total liabilities	9,217,405	9,321,470

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: authorized 20,000,000 shares, 7,956,368 issued and 7,597,118 outstanding at June 30, 2024, and 7,695,371 shares issued and 7,336,121 shares outstanding at December 31, 2023	7,597	7,336
Additional paid-in capital	68,954,153	68,383,230
Treasury stock	(1,037,988)	(1,037,988)
Accumulated deficit	(49,097,620)	(47,932,574)
Total stockholders’ equity	18,826,142	19,420,004
Total liabilities and stockholders’ equity	$28,043,547	$28,741,474

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2023	7,336,121	$7,336	$68,383,230	359,250	$(1,037,988)	$(47,932,574)	$19,420,004
Vesting of restricted stock	256,787	257	(257)	—	—	—	—
Restricted stock retired for tax withholding	(70,581)	(71)	71	—	—	—	—
Exercise of stock options	25,000	25	23,725	—	—	—	23,750
Stock-based compensation	—	—	272,700	—	—	—	272,700
Net loss	—	—	—	—	—	(557,415)	(557,415)
Balance at March 31, 2024	7,547,327	$7,547	$68,679,469	359,250	$(1,037,988)	$(48,489,989)	$19,159,039
Vesting of restricted stock	50,300	50	(50)	—	—	—	—
Restricted stock retired for tax withholding	(509)	—	—	—	—	—	—
Stock-based compensation	—	—	274,734	—	—	—	274,734
Net loss	—	—	—	—	—	(607,631)	(607,631)
Balance at June 30, 2024	7,597,118	$7,597	$68,954,153	359,250	$(1,037,988)	$(49,097,620)	$18,826,142

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2022	7,089,676	$7,090	$67,157,650	266,291	$(829,563)	$(46,013,420)	$20,321,757
Vesting of restricted stock	147,972	148	(148)	—	—	—	—
Restricted stock retired for tax withholding	(53,647)	(54)	54	—	—	—	—
Exercise of stock options	38,909	39	33,666	—	—	—	33,705
Stock-based compensation	—	—	295,833	—	—	—	295,833
Treasury shares purchased	(92,959)	(93)	93	92,959	(208,425)	—	(208,425)
Net loss	—	—	—	—	—	(993,420)	(993,420)
Balance at March 31, 2023	7,129,951	$7,130	$67,487,148	359,250	$(1,037,988)	$(47,006,840)	$19,449,450
Vesting of restricted stock	93,180	93	(93)	—	—	—	—
Restricted stock retired for tax withholding	(598)	—	—	—	—	—	—
Exercise of stock options	85,000	85	156,525	—	—	—	156,610
Stock-based compensation	—	—	306,416	—	—	—	306,416
Net loss	—	—	—	—	—	(512,816)	(512,816)
Balance at June 30, 2023	7,307,533	$7,308	$67,949,996	359,250	$(1,037,988)	$(47,519,656)	$19,399,660

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(1,165,046)	$(1,506,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	547,434	602,249
Depreciation and amortization	520,595	418,549
Amortization of debt discount	2,925	17,033
Amortization of operating lease ROU Asset	243,050	233,003
Deferred tax benefits	—	166,000
Changes in operating assets and liabilities:
Accounts receivable	(850,523)	(540,561)
Inventories	223,017	92,541
Prepaid expenses and other current assets	(121,091)	(546)
Other assets	1,000	(24,289)
Accounts payable and accrued expenses	198,466	173,401
Accrued payroll and related expenses	153,696	(142,244)
Net deferred revenue on shipments to distributors	(158,036)	201,214
Deferred service revenue	1,742	(1,829)
Net change in operating lease liability	(235,653)	(216,467)
Net cash used in operating activities	(638,424)	(528,182)
Investing activities
Purchases of equipment and computer hardware and software	(167,835)	(1,103,592)
Proceeds from tenant improvements allowance	72,800	—
Net cash used in investing activities	(95,035)	(1,103,592)
Financing activities
Common stocks repurchased and related expenses	—	(208,425)
Proceeds from note payable	—	1,582,452
Repayments of note payable	—	(125,000)
Proceeds from stock options exercised	23,750	190,315
Net cash provided by financing activities	23,750	1,439,342
Net decrease in cash and cash equivalents	(709,709)	(192,432)
Cash and cash equivalents at beginning of period	2,826,630	3,623,469
Cash and cash equivalents at end of period	$2,116,921	$3,431,037
Supplemental disclosure of cash flow information
Cash paid for interest	$179,589	$70,934
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash activities
Property acquired under operating lease	$8,230	$—

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2024

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. In response to volatility in the financial markets in March 2023, the Company entered into an Insured Cash Sweep (“ICS”) Deposit Placement Agreement with IntraFi Network LLC facilitated by its bank, Bridge Bank - a division of Western Alliance Bank. The ICS program provides the Company’s demand or savings products with access to unlimited FDIC insurance, which helps the Company to keep the full amount of the deposit on its balance sheet and provides additional security during times of market uncertainty. As of June 30, 2024, and December 31, 2023, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and debt approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

With the adoption of ASC 606 “Revenue from Contracts with Customers” in 2017, the Company recognizes revenue on sales to distributors when shipping of product is completed and title transfers to distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. On June 30, 2024, the deferred revenue and deferred cost on shipments to distributors were $592,199 and $247,145, respectively, compared to $825,670 and $322,580, respectively, on December 31, 2023.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2024

The Company also earns revenue from its SocketCare extended warranty program, which provides extended warranty and accidental breakage coverage for selected products. Customers can purchase a SocketCare warranty at the time of product purchase, which provides coverage for a three-year or a five-year term. Revenues from SocketCare services are recognized ratably over the life of the extended warranty contract. For the quarters ended June 30, 2024 and 2023, SocketCare revenue was approximately $4,600 and $5,400, respectively. The amount of unrecognized SocketCare service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short- and long-term components. On June 30, 2024, the balance of unrecognized SocketCare service revenue was approximately $34,400, compared to $32,700 as of December 31, 2023.

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

Leases

On May 1, 2022, the Company entered into a building lease agreement for its corporate headquarters located in Fremont, CA. On June 30, 2024, the balances of right-of-use assets and liabilities for the operating lease were $2,853,267 and $3,064,611, respectively, compared to $3,088,087 and $3,292,033, respectively, on December 31, 2023.

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

NOTE 3 — Intangible Assets

In 2021, the Company entered into the Technology Transfer Agreement with SpringCard SAS. The Unaudited Condensed Balance Sheets include the intangible assets of the acquired technology at the carrying amount, net of amortization of $1,495,721 as of June 30, 2024.

The intangible assets are amortized on a straight-line basis over their estimated useful lives of fifteen years, beginning on April 1, 2021. As of June 30, 2024, the estimated future amortization of these intangible assets is as follows:

Fiscal Year	Amount
2024 (July 1, 2024 to December 31, 2024)	$ 63,648
2025	127,296
2026	127,296
2027	127,296
2028	127,296
Thereafter	922,889
Total	$ 1,495,721

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2024

The amortization expense was $31,824 and $63,648 for the three and six months ended June 30 in both 2024 and 2023.

NOTE 4 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories on June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
	2024	2023
Raw materials and sub-assemblies	$5,850,099	$5,839,176
Finished goods	296,874	500,814
Inventory reserves	(960,943)	(930,943)
Inventory, net	$5,186,030	$5,409,047

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

June 30, 2024

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

Interest expense on the CalCap Loan for the three and six months ended June 30, 2023, amounted to $1,138. The CalCap Loan balance of $125,000 was paid off on February 1, 2023.

There were no amounts borrowed on the Company’s bank credit lines as of June 30, 2024.

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

June 30, 2024

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

Amortization of debt discount totaled $1,463 and $2,925 for the three and six months ended June 30, 2024, respectively, compared to $8,760 and $17,033 for the same periods in 2023.

Total interest expense recognized related to the convertible note was $76,257 and $152,514 for the three and six months ended June 30, 2024, respectively, compared to $59,636 and $102,429 for the same periods in 2023.

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

Revenues by geographic areas for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Americas	$3,925,767	$3,840,276	$7,484,083	$6,978,929
Europe	567,372	677,761	1,162,447	1,220,288
Asia Pacific	588,259	599,120	1,412,665	1,230,118
Total revenues	$5,081,398	$5,117,157	$10,059,195	$9,429,335

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2024

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
BlueStar, Inc.	43%	26%	33%	23%
Ingram Micro Inc.	17%	22%	17%	23%
Nippon Primex, Inc.	*	*	10%	*
*Customer accounted for less than 10% of the Company’s total revenue

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks and the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances on June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
	2024	2023
BlueStar, Inc.	58%	*
Ingram Micro Inc.	12%	20%
ScanSource, Inc.	*	13%
Synnex Corporation	*	14%
Nippon Primex, Inc.	*	11%

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or due to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. The Company’s inability to procure certain materials could have a material adverse effect on the Company’s results. For the six months ended June 30, 2024 and 2023, the top three suppliers accounted for 55% and 54% of inventory purchases. As of June 30, 2024 and December 31, 2023, 28% and 40%, respectively, of the Company’s accounts payable balances were concentrated with top three suppliers.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2024

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

On June 25, 2024, the Company completed a one-time tender offer to exchange 613,936 shares granted under its 2004 Equity Incentive Plan to the current employees, executive officers, and directors of the Company. All surrendered options were cancelled effective as of the expiration of the Exchange Offer on June 25, 2024. The Company granted new options to purchase an aggregate of 613,936 shares of the Company’s common stock pursuant to the terms of the Exchange Offer and the Company’s 2004 Equity Incentive Plan. The new options were priced at the closing market price of $1.1197 on June 25, 2024, with a monthly vesting over 4 years and a new 10-year expiration date of June 25, 2034. The Company’s stockholders approved the implementation of this stock option exchange program at its 2024 annual meeting of stockholders on May 15, 2024. The fair value of granted options is $0.7821, determined through a binomial lattice valuation model.

In addition to the new shares issued under the exchange program, 75,000 stock options were granted during the six months ended June 30, 2024. No stock options were granted during the corresponding period in 2023.

The shares of restricted stock are issued to employees and consultants and are held in escrow by the Company until the shares vest on the schedule of 15% after year one, 20% after year two, 25% after year three and 40% after year four, subject to the employees and consultants being a continuing service provider on each of the vesting dates. If the service or employment is terminated, unvested shares revert to the Company. Shares are registered at grant, so share owners may vote at the annual stockholder meeting. Shares of restricted stock are granted at zero cost basis. Compensation cost of the restricted stock is recognized on a straight-line basis over the 4-year vesting period. For the six months ended June 30, 2024 and 2023, the Company awarded 500,750 and 450,370 shares of restricted stock, respectively. As of June 30, 2024, there were 1,134,907 shares of restricted stock outstanding. Due to the existence of restrictions on sale or transfer until the shares vest, the Company does not count the shares of restricted stock as issued and outstanding shares until they vest. During the first six months of 2024, 307,087 shares of restricted stock were issued to employees through vesting. The market value of the vested shares is subject to tax withholding.

Total stock-based compensation expenses for the three and six months ended June 30, 2024 were $274,734 and $547,434, respectively, compared to expenses of $306,416 and $602,249 in the corresponding periods a year ago.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2024

NOTE 9 — Net Loss Per Share

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(607,631)	$(512,816)	$(1,165,046)	$(1,506,236)

Denominator: Weighted average shares outstanding used in computing net income (loss) per share:
Basic	7,571,940	7,163,608	7,511,378	7,135,149
Diluted	7,571,940	7,163,608	7,511,378	7,135,149
Net loss per share applicable to common stockholders:
Basic	$(0.08)	$(0.06)	$(0.16)	(0.18)
Diluted	$(0.08)	$(0.06)	$(0.16)	(0.18)

In the three and six months ended June 30, 2024, 1,130,846 stock options, 2,152,934 shares for convertible notes, and 50,000 warrants were excluded in the calculation of diluted net loss per share as their effect would have been anti-dilutive.

In the three and six months ended June 30, 2023, 1,167,384 stock options, 2,152,934 shares for convertible notes, and 50,000 warrants were excluded in the calculation of diluted net loss per share as their effect would have been anti-dilutive.

NOTE 10 — Income Taxes

The Company did not record an income tax expense in the three and six months ended June 30, 2024, compared to income tax expenses of $166,000 in the three and six months ended June 30, 2023.

NOTE 11 — Commitments and Contingencies

Operating Lease Obligations

On February 1, 2022, the Company commenced a lease agreement for approximately 35,913 square feet at 40675 Encyclopedia Circle in Fremont, California. This serves as the location for the Company’s Corporate Headquarters, including office space and manufacturing. The Company will pay a base monthly rent in the amount of $51,786 commencing on the first day of the fourth full month of the lease term. Base monthly rent will increase annually on May 1st of each year by 3%.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2024

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

As of June 30, 2024, the balances of right-of-use assets and liabilities were approximately $2.85 million and $3.06 million, respectively, compared to approximately $3.09 million and $3.29 million, respectively, on December 31, 2023.

In July 2022, the Company also signed a two-year equipment operating lease agreement and the future lease payments are discounted at the interest rate of 5.5%.

The operating lease expense was allocated in cost of goods sold and operating expenses based on department headcount and amounted to $161,681 and $323,363 for the three and six months ended June 30, 2024, respectively, compared to $162,108 and $324,217 for the three and six months ended June 30, 2023, respectively.

Cash payments included in the measurement of the Company’s operating lease liabilities were $159,537 and $315,967 for the three and six months ended June 30, 2024, respectively, compared to $155,348 and $308,530, respectively, for the corresponding prior year periods.

Future minimum lease payments for the operating lease in effect as of June 30, 2024 are shown below:

Annual minimum payments:	Amount
2024 (July 2024 through December 31, 2024)	322,181
2025	657,164
2026	676,750
2027	692,644
2028	713,423
2029	425,647
Total minimum payments	3,487,809
Less: Present value factor	(423,198)
Total operating lease liabilities	3,064,611
Less: Current portion of operating lease	(505,407)
Long-term portion of operating lease	$2,559,204

Purchase Commitments

As of June 30, 2024, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $5,381,000.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2024

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

Index

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

Index

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

Results of Operations

Revenues

Total revenues for the quarter ended June 30, 2024, were approximately $5.08 million, a slight decrease of 0.7% compared to the same period in 2023, which reported $5.12 million. For the six-month period, revenue increased by 6.7% to approximately $10.06 million from $9.43 million in the prior year. Revenue growth over the past six months was primarily driven by increases in both run rate and deployment business during the first quarter of 2024 compared to the same period in 2023.

Gross Margins

We have maintained a gross profit margin exceeding 50%. For the quarter ended June 30, 2024, our gross profit margin was 50.9%, compared to 51.8% in the prior year. For the six-month period, the margin was 50.6%, up from 50.1% in 2023. The improvement in the gross margin is primarily attributed to the effective management of manufacturing overhead costs.

Index

Research and Development Expense

Research and development expense in the three and six months ended June 30, 2024, were approximately $1,232,000 and $2,440,000, respectively, representing an increase of 4% and 0.12% compared to expenses of approximately $1,190,000 and $2,437,000 in the corresponding periods a year ago. The increase is primarily attributed to the cost-of-living adjustments implemented in Q2 2024. We recognize the critical importance of accelerating time-to-market for new products to drive revenue growth. As a result, we will continue to invest significantly in research and development as our revenue expands. We anticipate a modest increase in R&D expenses for the remainder of the year.

Sales and Marketing Expense

Sales and marketing expense in the three and six months ended June 30, 2024, were approximately $1,154,000 and $2,186,000, respectively, representing an increase of 15% and 9% compared to expense of approximately $1,005,000 and $2,011,000 in the corresponding periods a year ago. The increase is primarily attributed to new hires and the cost-of-living adjustments implemented in Q2 2024. We anticipate a modest increase for the remainder of the year.

General and Administrative Expense

General and administrative expense in the three and six months ended June 30, 2024 were approximately $733,000 and $1,484,000, respectively, representing a decrease of 2% and a decrease of 3% compared to expense of approximately $749,000 and $1,523,000 in the corresponding periods a year ago. The decrease is primarily attributed to reduced amortization of stock options. We anticipate a slight decrease in the general and administrative expenses for the remaining of the year.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, in the three and six months ended June 30, 2024 was approximately $72,000 and $145,000, respectively, compared to approximately $55,000 and $93,000, respectively, in the same periods one year ago. Interest expense in the three and six months ended June 30, 2024, was related to interest on the secured subordinated convertible notes payable (see “NOTE 6 — Secured Subordinated Convertible Notes Payable” of the notes to consolidated financial statements for more information). Our credit lines had no outstanding balances during the three and six months ended June 30, 2024. Interest expense in the three and six months ended June 30, 2023, was related to interest on the secured subordinated convertible notes payable (see “NOTE 6 — Secured Subordinated Convertible Notes Payable” of the notes to consolidated financial statements for more information) and on the CalCap loan.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable first quarters, reflecting low average rates of return.

Income Taxes

In the three and six months ended June 30, 2024, we did not record any income tax expense. As of June 30, 2024, our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at $10,112,419. In the three and six months ended June 30, 2023, we recorded income tax expenses of $166,000. As of December 31, 2023, our deferred tax asset was valued at $10,112,419.

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

Liquidity and Capital Resources

As reflected in our Statements of Cash Flows, net cash used in operating activities was approximately $638,000 in the first half of 2024, compared to net cash used in operating activities amounted to approximately $528,000 in the first half of 2023. We calculate net cash used in operating activities by adjusting our net loss (approximately a net loss of approximately $1,165,000 and a net loss of $1,506,000 in the first half of 2024 and 2023, respectively) with the items that did not require the use of cash. Those items include stock-based compensation expense, depreciation and amortization of equipment and intangible assets, amortization of debt discount and operating lease ROU assets, and deferred tax expenses (benefits). These amounts totaled approximately $1,314,000 and $1,437,000 in the first half of 2024 and 2023, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

In the first half of 2024, changes in operating assets and liabilities resulted in net cash used in operating activities of approximately $787,000 which were primarily from increased accounts receivable levels driven by higher shipment levels at the end of the quarter and operating lease payments. The uses of cash were partially offset by reduction in inventory and increase in accounts payable.

In the first half of 2023, changes in operating assets and liabilities resulted in net cash used in operating activities of approximately $459,000 which were primarily from increased accounts receivable levels driven by higher shipment levels at the end of the quarter and operating lease payments. The uses of cash were partially offset by increases in net deferred revenue on shipments to distributors and an increase in accounts payable.

In the first half of 2024 and 2023, we invested approximately $168,000 and $1,104,000, respectively, in leasehold improvements, computer software development costs, and manufacturing tooling costs. In Q1 2024, these investing activities were offset by proceeds from a tenant improvements allowance amounting to $72,800.

Net cash provided by financing activities was approximately $24,000 in the first half of 2024, compared to net cash used in financing activities was approximately $1,439,000 in the comparable period a year ago. Financing activities in 2024 consisted solely of proceeds from stock options exercised. In contrast, financing activities in 2023 consisted primarily of the completion of secured subordinated note financing of $1,582,000 and the proceeds of employee stock options in the amount of $190,315. These were partially offset by the repurchase of treasury stock amounting to approximately $208,000 and the final repayment of our term loan, which was $125,000.

Index

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

Contractual Obligations

Our contractual cash obligations on June 30, 2024 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Unconditional purchase obligations with contract manufacturers	$5,381,000	$5,294,000	$87,000	$—	$—
Operating lease	3,488,000	648,000	1,351,000	1,427,000	62,000
Total contractual obligations	$8,869,000	$5,942,000	$1,438,000	$1,427,000	$62,000

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

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

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros, and we pay the expenses of our European employees in Swiss Franc and British pounds. Additionally, we may enter into selected future purchase commitments with foreign suppliers that will be paid in the local currency of the supplier. Based on a sensitivity analysis of our net foreign currency-denominated assets at the end of the quarter ended June 30, 2024, an adverse change of 10% in exchange rates would have resulted in an increase of our net loss of approximately $25,200 for the second quarter of 2023. The actual net adjustment for the effects of changes in foreign currency on cash balances, collections, and payables was a gain of approximately $14,600 for the second quarter of 2024. We will continue to monitor and assess our risks related to foreign currency fluctuations to mitigate any potential impacts on our financial performance.

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

Index

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because we distribute and fulfill resellers’ orders for our products primarily through distributors, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build-up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity. During the six months ended June 30, 2024 and 2023, Ingram Micro® and BlueStar together represented approximately 50% and 46%, respectively, of our worldwide sales. We expect that a significant portion of our sales will continue to depend on sales to a limited number of distributors.

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

As of August 9, 2024, we had 7,598,849 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to Form S-3 prospectus delivery requirements and, in other cases, only to the manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of August 9, 2024, we had 1,130,846 shares of common stock subject to outstanding options under our stock option plans,1,123,457 shares of restricted stock outstanding, and 378,677 shares of common stock available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and restricted stock and reserved them for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options and unvested restricted stock will be eligible for resale in the public market as soon as the options are exercised or the restricted stock vests, as applicable.

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

SOCKET MOBILE, INC.

Registrant

Date: August 13, 2024	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 13, 2024	/s/ Lynn Zhao
Lynn Zhao
Vice President of Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index