Form 10-Q
period 2024-09-30
SOCKET MOBILE, INC.
filed 2024-11-08
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2024

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

The number of shares of Common Stock ($0.001 par value) outstanding as of November 1, 2024 was 7,605,270 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues	$3,872,336	$3,205,893	$13,931,531	$12,635,228

Cost of revenues	1,975,151	1,787,696	6,945,258	6,492,981

Gross profit	1,897,185	1,418,197	6,986,273	6,142,247

Operating expenses:
Research and development	1,162,025	1,206,452	3,602,060	3,643,501
Sales and marketing	1,122,261	1,002,206	3,307,777	3,013,577
General and administrative	644,175	608,094	2,128,030	2,130,691
Total operating expenses	2,928,461	2,816,752	9,037,867	8,787,769

Operating loss	(1,031,276)	(1,398,555)	(2,051,594)	(2,645,522)

Interest expense, net	(84,164)	(76,440)	(228,892)	(169,709)

Net loss before income taxes	(1,115,440)	(1,474,995)	(2,280,486)	(2,815,231)

Income tax benefit (expense)	—	150,000	—	(16,000)

Net loss	$(1,115,440)	$(1,324,995)	$(2,280,486)	$(2,831,231)

Net loss per share:

Basic	$(0.15)	$(0.18)	$(0.30)	$(0.39)
Diluted	$(0.15)	$(0.18)	$(0.30)	$(0.39)

Weighted average shares outstanding:

Basic	7,601,071	7,319,782	7,541,591	7,197,371
Diluted	7,601,071	7,319,782	7,541,591	7,197,371

 See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,913,339	$2,826,630
Accounts receivable, net	1,441,258	1,699,696
Inventories, net	5,250,413	5,409,047
Prepaid expenses and other current assets	471,776	440,730
Deferred cost on shipments to distributors	265,463	322,580
Total current assets	10,342,249	10,698,683

Property and equipment:
Machinery and office equipment	2,826,675	2,700,759
Computer equipment, software and website development	3,829,895	3,631,945
	6,656,570	6,332,704
Accumulated depreciation	(3,832,515)	(3,299,503)
Property and equipment, net	2,824,055	3,033,201

Intangible assets, net	1,463,897	1,559,369
Other long-term assets	248,715	249,715
Deferred tax assets	10,112,419	10,112,419
Operating lease right-of-use asset	2,729,479	3,088,087
Total assets	$27,720,814	$28,741,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,358,104	$1,605,231
Accrued payroll and related expenses	758,041	579,974
Deferred revenue on shipments to distributors	688,230	825,670
Short term portion of deferred service revenue	19,243	19,885
Subordinated convertible notes payable, net of discount	150,000	150,000
Subordinated convertible notes payable, net of discount-related party	3,829,604	2,835,864
Operating lease – current portion	516,609	483,161
Total current liabilities	7,319,831	6,499,785
Long-term portion of deferred service revenue	14,718	12,813
Operating lease - long-term portion	2,424,805	2,808,872
Total liabilities	9,759,354	9,321,470

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: authorized 20,000,000 shares, 7,963,720 issued and 7,604,470 outstanding at September 30, 2024, and 7,695,371 shares issued and 7,336,121 shares outstanding at December 31, 2023	7,605	7,336
Additional paid-in capital	69,204,903	68,383,230
Treasury stock	(1,037,988)	(1,037,988)
Accumulated deficit	(50,213,060)	(47,932,574)
Total stockholders’ equity	17,961,460	19,420,004
Total liabilities and stockholders’ equity	$27,720,814	$28,741,474

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2023	7,336,121	$7,336	$68,383,230	359,250	$(1,037,988)	$(47,932,574)	$19,420,004
Vesting of restricted stocks	256,787	257	(257)	—	—	—	—
Restricted stock retired for tax withholding	(70,581)	(71)	71	—	—	—	—
Exercise of stock options	25,000	25	23,725	—	—	—	23,750
Stock-based compensation	—	—	272,700	—	—	—	272,700
Net loss	—	—	—	—	—	(557,415)	(557,415)
Balance at March 31, 2024	7,547,327	$7,547	$68,679,469	359,250	$(1,037,988)	$(48,489,989)	$19,159,039
Vesting of restricted stock	50,300	50	(50)	—	—	—	—
Restricted stock retired for tax withholding	(509)	—	—	—	—	—	—
Stock-based compensation	—	—	274,734	—	—	—	274,734
Net loss	—	—	—	—	—	(607,631)	(607,631)
Balance at June 30, 2024	7,597,118	$7,597	$68,954,153	359,250	$(1,037,988)	$(49,097,620)	$18,826,142
Vesting of restricted stock	8,032	8	(8)	—	—	—	—
Restricted stock retired for tax withholding	(680)	—	—	—	—	—	—
Stock-based compensation	—	—	250,758	—	—	—	250,758
Net loss	—	—	—	—	—	(1,115,440)	(1,115,440)
Balance at September 30, 2024	7,604,470	$7,605	$69,204,903	359,250	$(1,037,988)	$(50,213,060)	$17,961,460

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

Index

SOCKET MOBILE, INC. CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(2,280,486)	$(2,831,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	798,192	880,508
Depreciation and amortization	796,258	671,547
Amortization of debt discount	4,691	24,011
Amortization of operating lease ROU asset	366,839	351,574
Deferred tax expenses (benefits)	—	16,000

Changes in operating assets and liabilities:
Accounts receivable	258,438	1,100,182
Inventories	158,634	72,548
Prepaid expenses and other current assets	(31,046)	(92)
Other assets	1,000	(476)
Accounts payable and accrued expenses	(247,127)	(396,629)
Accrued payroll and related expenses	178,067	(100,219)
Net deferred revenue on shipments to distributors	(80,323)	20,809
Deferred service revenue	1,263	(1,275)
Net change in operating lease liability	(358,850)	(329,786)
Net cash used in operating activities	(434,450)	(522,529)

Investing activities
Purchases of PP&E including software and website development	(564,440)	(1,469,227)
Proceeds from tenant improvements allowance	72,800	—
Net cash used in investing activities	(491,640)	(1,469,227)

Financing activities
Common stocks repurchased	—	(208,425)
Proceeds from subordinated convertible notes payable, net of discount - related party	989,049	1,582,452
Repayments of note payable	—	(125,000)
Proceeds from stock options exercised	23,750	212,815
Net cash provided by financing activities	1,012,799	1,461,842
Net increase (decrease) in cash and cash equivalents	86,709	(529,914)
Cash and cash equivalents at beginning of period	2,826,630	3,623,469
Cash and cash equivalents at end of period	$2,913,339	$3,093,555

Supplemental disclosure of cash flow information
Cash paid for interest	$266,164	$161,893
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash activities
Property acquired under operating lease	$8,230	$—

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2024

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. In response to volatility in the financial markets in March 2023, the Company entered into an Insured Cash Sweep (“ICS”) Deposit Placement Agreement with IntraFi Network LLC facilitated by its bank, Bridge Bank - a division of Western Alliance Bank. The ICS program provides the Company’s demand or savings products with access to unlimited FDIC insurance, which helps the Company to keep the full amount of the deposit on its balance sheet and provides additional security during times of market uncertainty. As of September 30, 2024, and December 31, 2023, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and debt approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

With the adoption of ASC 606 “Revenue from Contracts with Customers” in 2017, the Company recognizes revenue on sales to distributors when shipping of product is completed and title transfers to distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. On September 30, 2024, the deferred revenue and deferred cost on shipments to distributors were $688,230 and $265,463, respectively, compared to $825,670 and $322,580, respectively, on December 31, 2023.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2024

The Company also earns revenue from its SocketCare extended warranty program, which provides extended warranty and accidental breakage coverage for selected products. Customers can purchase a SocketCare warranty at the time of product purchase, which provides coverage for a three-year or a five-year term. Revenues from SocketCare services are recognized ratably over the life of the extended warranty contract. For the quarters ending September 30, 2024 and 2023, SocketCare revenue was approximately $4,800 and $5,100, respectively. The amount of unrecognized SocketCare service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short- and long-term components. On September 30, 2024, the balance of unrecognized SocketCare service revenue was approximately $34,000, compared to $32,700 as of December 31, 2023.

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

Leases

On May 1, 2022, the Company entered into a building lease agreement for its corporate headquarters located in Fremont, CA. On September 30, 2024, the balances of right-of-use assets and liabilities were $2,729,479 and $2,941,414, respectively, compared to $3,088,087 and $3,292,033, respectively, on December 31, 2023.

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

NOTE 3 — Intangible Assets

In 2021, the Company entered into the Technology Transfer Agreement with SpringCard SAS (“SpringCard”). The Unaudited Condensed Balance Sheets include the intangible assets of the acquired technology at the carrying amount, net of amortization of $1,463,897 as of September 30, 2024.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2024

The intangible assets are amortized on a straight-line basis over their estimated useful lives of fifteen years, beginning on April 1, 2021. As of September 30, 2024, the estimated future amortization of these intangible assets is as follows:

Fiscal Year	Amount
2024 (October 1, 2024 to December 31, 2024)	$ 31,824
2025	127,296
2026	127,296
2027	127,296
2028	127,296
Thereafter	922,889
Total	$ 1,463,897

NOTE 4 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories on September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
	2024	2023
Raw materials and sub-assemblies	$ 5,861,933	$ 5,839,176
Finished goods	384,423	500,814
Inventory reserves	(995,943)	(930,943)
Inventory, net	$ 5,250,413	$ 5,409,047

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

September 30, 2024

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

Fifth Business Financing Modification Agreement

On October 30, 2024, the Company entered into the Fifth Business Financing Modification Agreement with the Bank. This agreement amended the minimum quarterly adjusted EBITDA covenants to negative $600,000 for Q3 2024 and negative $200,000 for Q4 2024.

Interest expense on the CalCap Loan for the three and six months ended June 30, 2023, amounted to $1,138. The CalCap Loan balance of $125,000 was paid off on February 1, 2023.

There were no amounts borrowed on the Company’s bank credit lines as of September 30, 2024.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2024

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

On August 21, 2024, the Company completed a secured subordinated convertible note financing of $1,000,000. The proceeds of the Financing are used to increase the Company’s working capital balances. The secured subordinated convertible notes have a three-year term and will mature on August 21, 2027. The interest rate on the Notes is 10% per year, payable quarterly in cash. The holder of each Note may require the Company to repay the principal amount of the Note plus accrued interest at any time after August 21, 2024. The Notes are secured by the assets of the Company and are subordinated to the Company’s debts with Western Alliance Bank, its senior lender. The principal amount of each Note is convertible at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.9515 per share. Failure to pay the principal payment or any interest payment (with 5 days delinquency) when due are events of default under the Notes. The Company will file and cause it to be declared effective a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, to register the resale of the Common Stock issuable upon conversion of the Notes.

Amortization of debt discount totaled $1,766 and $4,691 for the three and nine months ended September 30, 2024, respectively, compared to $6,978 and $24,011 for the same periods in 2023.

Total interest expense recognized related to the convertible notes for the three and nine months ended September 30, 2024 was $88,342 and $240,856, respectively. Total interest expenses for the three and nine months ended September 30, 2023 were $82,594 and $185,023, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2024

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

Revenues by geographic areas for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Americas	$2,919,294	$2,328,696	$10,403,377	$9,307,625
Europe	609,203	514,158	1,771,650	1,734,446
Asia Pacific	343,839	363,039	1,756,504	1,593,157
Total revenues	$3,872,336	$3,205,893	$13,931,531	$12,635,228

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
BlueStar, Inc.	32%	21%	33%	23%
Ingram Micro Inc.	18%	20%	17%	22%

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2024

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks and the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances on September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
	2024	2023
BlueStar, Inc.	37%	*
Ingram Micro Inc.	27%	20%
ScanSource, Inc.	12%	13%
EET UK Distribution Ltd.	10%	*
Synnex Corporation	*	14%
Nippon Primex, Inc.	*	11%

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or due to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. The Company’s inability to procure certain materials could have a material adverse effect on the Company’s results. For the nine months ended September 30, 2024 and 2023, the top three suppliers accounted for 54% and 52% of inventory purchases. As of September 30, 2024 and December 31, 2023, 25% and 40%, respectively, of the Company’s accounts payable balances were concentrated with top three suppliers.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2024

In addition to the new shares issued under the exchange program, 75,000 stock options were granted during the nine months ended September 30, 2024. No stock options were granted during the corresponding period in 2023.

The shares of restricted stock are issued to employees and consultants and are held in escrow by the Company until the shares vest on the schedule of 15% after year one, 20% after year two, 25% after year three and 40% after year four, subject to the employees and consultants being a continuing service provider on each of the vesting dates. If the service or employment is terminated, unvested shares are reverted to the Company. Shares are registered at grant, so share owners may vote at the annual stockholder meeting. Shares of restricted stock are granted on a zero-cost basis. Compensation cost of the restricted stock is recognized on a straight-line basis over the 4-year vesting period. For the nine months ended September 30, 2024 and 2023, the Company awarded 466,750 and 459,720 shares of restricted stock, respectively.

Stocks are also issued to board directors with immediate vesting. Shares are granted at no cost and registered upon grant. The compensation cost of the stock is recognized immediately on the grant date. For the nine months ended September 30, 2024, and 2023, the Company awarded 39,250 and 44,000 shares of stock, respectively.

As of September 30, 2024, there were 1,122,905 shares of restricted stock outstanding. Due to the existence of restrictions on sale or transfer until the shares vest, the Company does not count the shares of restricted stock as issued and outstanding shares until they vest. During the first nine months of 2024, 315,119 shares of stocks were issued to employees, consultants, and board directors through vesting. The market value of the vested shares is subject to tax withholding.

Total stock-based compensation expenses for the three and nine months ended September 30, 2024, were $250,758 and $798,192, respectively, compared to expenses of $278,259 and $880,508 in the corresponding periods a year ago.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2024

NOTE 9 — Net Loss Per Share

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(1,115,440)	$(1,324,995)	$(2,280,486)	$(2,831,231)

Denominator: Weighted average shares outstanding used in computing net loss per share:
Basic	7,601,071	7,319,782	7,541,591	7,197,371
Diluted	7,601,071	7,319,782	7,541,591	7,197,371

Net loss per share applicable to common stockholders:
Basic	$(0.15)	$(0.18)	$(0.30)	$(0.39)
Diluted	$(0.15)	$(0.18)	$(0.30)	$(0.39)

In the three and nine months ended September 30, 2024, 1,130,258 stock options, 3,203,906 shares for convertible notes, and 50,000 warrants were excluded in the calculation of diluted net loss per share as their effect would have been anti-dilutive.

In the three and nine months ended September 30, 2023, 1,152,384 stock options, 2,152,934 shares for convertible notes, and 50,000 warrants were excluded in the calculation of diluted net loss per share as their effect would have been anti-dilutive.

NOTE 10 — Income Taxes

The Company recorded no income tax expense in the three and nine months ended September 30, 2024, compared to an income tax benefit of $150,000 and an expense of $16,000 in the corresponding periods of 2023.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2024

As of September 30, 2024, the balances of right-of-use assets and liabilities were $2,729,479 and $2,941,414, respectively, compared to $3,088,087 and $3,292,033, respectively, on December 31, 2023.

In July 2022, the Company also signed a two-year equipment operating lease agreement and the future lease payments are discounted at the interest rate of 5.5%.

The operating lease expense was allocated in cost of goods sold and operating expenses based on department headcount and amounted to $161,681 and $485,045 for the three and nine months ended September 30, 2024, respectively, compared to $162,108 and $484,713 for the three and nine months ended September 30, 2023, respectively.

Cash payments included in the measurement of the Company’s operating lease liabilities were $161,091 and $477,057 for the three and nine months ended September 30, 2024, respectively, compared to $156,857 and $465,386, respectively, for the corresponding prior year periods.

Future minimum lease payments for the operating lease in effect as of September 30, 2024 are shown below:

Annual minimum payments:	Amount
2024 (October 2024 through December 31, 2024)	161,091
2025	657,164
2026	676,750
2027	692,644
2028	713,423
2029	425,646
Total minimum payments	3,326,718
Less: Present value factor	(385,304)
Total operating lease liabilities	2,941,414
Less: Current portion of operating lease	(516,609)
Long-term portion of operating lease	$2,424,805

Purchase Commitments

As of September 30, 2024, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $4,864,000.

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

NOTE 12 — Subsequent Events

On October 30, 2024, the Company entered into the Fifth Business Financing Modification Agreement with the Bank. This agreement amended the minimum quarterly adjusted EBITDA covenants to negative $600,000 for Q3 2024 and negative $200,000 for Q4 2024.

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

Index

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

Results of Operations

Revenues

Total revenues for the quarter ended September 30, 2024, were approximately $3.9 million, an increase of 21% compared to the same period in 2023, which reported $3.2 million. For the nine-month period, revenue increased by 10.3% to approximately $13.9 million from $12.6 million in the prior year. Revenue growth over the past three and nine months was primarily driven by increases in run-rate business during 2024 compared to the same periods in 2023.

Gross Margins

For the quarter ended September 30, 2024, our gross profit margin was 49%, compared to 44.2% in the prior year. For the nine-month period, the margin was 50.1%, up from 48.6% in 2023. The improvement in the gross margin is primarily attributed to allocation of manufacturing overhead costs across higher shipments during 2024 compared to the same periods in 2023.

Research and Development Expense

Research and development expense in the three and nine months ended September 30, 2024, were approximately $1.2 million and $3.6 million, respectively, representing a decrease of 4% and 1% compared to expenses of approximately $1.2 million and $3.6 million in the corresponding periods a year ago. The reduction in Q3 2024 is primarily due to a decrease in headcount, leading to lower payroll and related costs. The reduction in nine months of 2024 is primarily due to savings on external consulting services that were required during the development of new product in 2023. We anticipate a modest increase for the remainder of the year.

Index

Sales and Marketing Expense

Sales and marketing expenses in the three and nine months ended September 30, 2024, were approximately $1.1 million and $3.3 million, respectively, representing an increase of 12% and 10% compared to expense of approximately $1.0 million and $3.0 million in the corresponding periods a year ago. The increase is primarily attributed to new hires and the cost-of-living adjustments implemented in Q2 2024. We anticipate a modest increase for the remainder of the year.

General and Administrative Expense

General and administrative expense in the three and nine months ended September 30, 2024 were approximately $644,000 and $2.1 million, respectively, representing an increase of 6% and a decrease of 0.12% compared to expense of approximately $608,000 and $2.1 million in the corresponding periods a year ago. The increase is primarily attributed to the cost-of-living adjustments implemented in Q2 2024. We anticipate a slight increase in the general and administrative expenses for the remaining of the year.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, in the three and nine months ended September 30, 2024 was approximately $84,000 and $229,000, respectively, compared to approximately $76,000 and $170,000, respectively, in the same periods one year ago. Interest expense in the three and nine months ended September 30, 2024, was related to interest on the secured subordinated convertible notes payable (see “NOTE 6 — Secured Subordinated Convertible Notes Payable” of the notes to consolidated financial statements for more information). Our credit lines had no outstanding balances during the three and nine months ended September 30, 2024. Interest expense in the three and nine months ended September 30, 2023, was related to interest on the secured subordinated convertible notes payable (see “NOTE 6 — Secured Subordinated Convertible Notes Payable” of the notes to consolidated financial statements for more information) and on the CalCap loan. The increase in interest expense is due to the new convertible notes issued in August 2024.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable first quarters, reflecting low average rates of return.

Income Taxes

In the three and nine months ended September 30, 2024, we did not record any income tax expense. As of September 30, 2024, our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at approximately $10.1 million. In the three and nine months ended September 30, 2023, we recorded an income tax benefit of $150,000 and an income tax expense of $16,000. As of December 31, 2023, our deferred tax asset was valued at approximately $10.1 million.

Index

Liquidity and Capital Resources

As reflected in our Statements of Cash Flows, net cash used in operating activities was approximately $434,000 in the first nine months of 2024, compared to net cash used in operating activities of approximately $523,000 in the first nine months of 2023. We calculate net cash used in operating activities by adjusting our net loss (approximately a net loss of approximately $2.3 million and $2.8 million in the first nine months of 2024 and 2023, respectively) with items that did not require the use of cash. Those items include stock-based compensation expense, depreciation and amortization of equipment and intangible assets, amortization of debt discount and operating lease ROU assets, and deferred tax benefits. These amounts totaled approximately $2.0 million and $2.0 million in the first nine months of 2024 and 2023, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

In the first nine months of 2024, changes in operating assets and liabilities resulted in net cash used in operating activities of approximately $120,000, primarily due to operating lease payments. This was partially offset by a release of cash from a reduced accounts receivable balance as of September 30, resulting from lower shipment levels at the end of the quarter.

In the first nine months of 2023, changes in operating assets and liabilities resulted in net cash provided by operating activities of approximately $365,000, primarily stemming from reduced levels of accounts receivable. The increased cash flow was partially offset by the paydown of accounts payable and accrued expenses, along with operating lease payment.

In the first nine months of 2024 and 2023, we invested approximately $564,000 and $1.5 million, respectively, in manufacturing tooling, firmware development, website development, and leasehold improvements. In 2024, these investing activities were offset by proceeds from a tenant improvements allowance amounting to $72,800.

Net cash provided by financing activities was approximately $1.0 million in the first nine months of 2024, compared to net cash provided of approximately $1.5 million in the comparable period a year ago. In 2024, financing activities consisted primarily of the completion of secured subordinated note financing of approximately $989,000, and the proceeds of employee stock options in the amount of $23,750. In contrast, financing activities in 2023 consisted primarily of the completion of secured subordinated note financing of approximately $1.6 million, and the proceeds of employee stock options in the amount of $212,815. These were partially offset by the repurchase of treasury stock amounting to approximately $208,000 and the final repayment of our term loan, which was $125,000.

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

Contractual Obligations

Our contractual cash obligations on September 30, 2024 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$4,864,000	$4,777,000	$87,000	$—	$—
Operating lease	3,326,000	652,000	1,360,000	1,314,000	—
Total contractual obligations	$8,190,000	$5,429,000	$1,447,000	$1,314,000	$—

Off-Balance Sheet Arrangements

As of September 30, 2024, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

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

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros, and we pay the expenses of our European employees in Swiss Franc and British pounds. Additionally, we may enter into selected future purchase commitments with foreign suppliers that will be paid in the local currency of the supplier. Based on a sensitivity analysis of our net foreign currency-denominated assets at the end of the quarter ended September 30, 2024, an adverse change of 10% in exchange rates would have resulted in an increase of our net loss of approximately $34,400 for the third quarter of 2024. The actual net adjustment for the effects of changes in foreign currency on cash balances, collections, and payables was a gain of approximately $3,400 for the third quarter of 2024. We will continue to monitor and assess our risks related to foreign currency fluctuations to mitigate any potential impacts on our financial performance.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because we distribute and fulfill resellers’ orders for our products primarily through distributors, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build-up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity. During the nine months ended September 30, 2024 and 2023, Ingram Micro® and BlueStar together represented approximately 50% and 45%, respectively, of our worldwide sales. We expect that a significant portion of our sales will continue to depend on sales to a limited number of distributors.

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

As of November 1, 2024, we had 7,605,270 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to Form S-3 prospectus delivery requirements and, in other cases, only to the manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

Index

As of November 1, 2024, we had 1,130,258 shares of common stock subject to outstanding options under our stock option plans, 1,122,105 shares of restricted stock outstanding, and 374,196 shares of common stock available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and restricted stock and reserved them for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options and unvested restricted stock will be eligible for resale in the public market as soon as the options are exercised or the restricted stock vests, as applicable.

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

SOCKET MOBILE, INC.

Registrant

Date: November 8, 2024	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 8, 2024	/s/ Lynn Zhao
Lynn Zhao
Vice President of Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index