Form 10-K
period 2024-12-31
SOCKET MOBILE, INC.
filed 2025-03-25
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______.

Commission file number 1-13810

SOCKET MOBILE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3155066
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

40675 Encyclopedia Circle Fremont CA 94538

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

As of June 30, 2024, the aggregate market value of the registrant’s Common Stock ($0.001 par value) held by non-affiliates of the registrant was $6,231,799 based on the closing sale price as reported on the NASDAQ Marketplace system.

The number of shares of Common Stock ($0.001 par value) outstanding as of March 21, 2025: 7,952,988 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III are incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 2025. Such Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 1. Business

General

We are a leading provider of data capture and delivery solutions for enhanced productivity in workforce mobilization. Our products are incorporated into mobile applications used in point of sale (POS), commercial services (field workers), asset tracking, manufacturing process and quality control, transportation and logistics (goods tracking and movement), event management (ticketing, entry, access control, and identification), medical and education. Our primary products are cordless data capture devices incorporating barcode scanning or RFID/Near Field Communications (NFC) technologies that connect over Bluetooth. All products work with applications running on smartphones, mobile computers and tablets using operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®). We offer an easy-to-use software developer kit (CaptureSDK) to app providers, which enables them to provide their users with our advanced barcode scanning features. Our products are integrated in their application solutions and are marketed by the app providers or the resellers of their applications. The number of our registered app providers for data capture applications continues to grow.

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

Products

Our primary products are cordless data capture devices incorporating barcode scanning or RFID/Near Field Communications (NFC) technologies that connect over Bluetooth. All products work with applications running on smartphones, mobile computers and tablets using operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®). We offer an easy-to-use software developer kit (CaptureSDK) to app providers, which enables them to provide their consumers with our advanced barcode scanning features. Our products are integrated by the app providers and are marketed by the app providers or their resellers. The number of app providers supporting our data capture solutions continues to grow.

XtremeScan family. Our XtremeScan product line consists of three configurations: XtremeScan Case, XtremeScan, and XtremeScan Grip, all designed for iPhone. This product family marks a significant milestone in our commitment to delivering high-quality data capture solutions for customers in industrial, manufacturing, warehousing, oil and gas, and airports. XtremeScan enables iPhones to withstand harsh industrial conditions, offering robust scanning capabilities with military-grade durability. The product family expanded in 2024 with the introduction of several XtremeScan Mag devices, catering for the growing number of workers using a single phone for both personal and business needs. The Bring Your Own Device ( BYOD) market is a significant yet underserved segment where we see strong growth potential. XtremeScan is fully compatible with iPhone 16e, a durable, cost-effective device designed for industrial environments. With an extra-long battery life, enhanced drop resistance, and the trusted iOS platform, it is expected to become the go-to device for demanding industrial sectors. XtremeScan, combined with iPhones16e, will empower industrial businesses with durable, adaptable, and future-ready data capture technology.

SocketCam family. Our camera-based barcode scanning software includes SocketCam C820 and C860, compatible with both iOS and Android. The C820 is a free, easily integrated camera scanning solution, while the C860 offers a significant upgrade for users with advanced scanning needs. The C860 stands out due to its swift and accurate reading of damaged barcodes and exceptional performance in poor lighting conditions, setting it apart in the industry. Both C820 and C860 enable App providers to serve a wide range of customers with diverse data capture requirements, from price-sensitive to performance-sensitive. End-users needing more than a free camera-based scanners can upgrade to advanced C860 or opt for a Socket hardware scanner.

DuraScan® Family. Our DuraScan® family includes the 600 Series NFC & RFID readers (D600), 700 Series companion scanners (D700, D720, D730, D740, D745, D755, D760, D762), 800 Series attachable scanners (D800, D820, D840, D860), and the Wearable 900 Series (DW930, DW940). Designed for rugged work environments, DuraScan data readers offer exceptional durability, making them ideal for industries such as warehousing, manufacturing, and distribution.

SocketScan family. Our SocketScan family offers a range of versatile solutions designed for seamless integration into various business applications. It includes the 300 Series countertop readers (S320, S370), the 500 Series NFC Mobile Wallet Reader (S550), the 700 Series companion scanners (S700, S720, S730, S740), and the 800 Series attachable scanners (S800, S820, S840, S860). With an easy setup process and user-friendly design, SocketScan enhances efficiency by delivering fast, high-performance 1D/2D scanning while reducing human errors. Whether scanning barcodes, reading NFC data, or handling combo applications, SocketScan ensures accuracy and reliability across diverse industries.

DuraSled Family. Our DuraSled (DS800, DS820, DS840, DS860) integrates a smartphone with a high-performance, protective barcode sled scanner, creating a one-handed solution. Designed for efficiency, these sled scanners offer native support with select Apple and Samsung smartphones, enabling full application control of a one-handed data collection experience.

Software Developer Kit (CaptureSDK). Our CaptureSDK supports all Socket Mobile data capture devices through a single integration, simplifying the process for app developers to incorporate our data capture capabilities into their applications. By installing our SDK, developers enable their customers to select the most suitable Socket Mobile products for their needs. CaptureSDK allows developers to modify captured data, control the placement of barcode or RFID data within their applications, and manage user feedback to confirm successful transactions and data transmissions. Additionally, CaptureSDK includes SocketCam, a feature that enables the use of a device's built-in camera for occasional or lower-volume data collection requirements. CaptureSDK is compatible with development tools such as Swift Package Manager, Maven, and NuGet, and supports high-level frameworks including MAUI, React Native, Java, JavaScript, and Flutter, facilitating seamless integration of our data capture solutions into diverse applications.

We design our own products and are responsible for all associated test equipment. We subcontract the manufacturing of all our product components to independent third-party contract manufacturers located in the United States, Mexico, Taiwan, Singapore, Malaysia and China that have the equipment, know-how and capacity to manufacture products to our specifications. We perform final product assembly, testing and packaging at, and distribute our products from, our Fremont, California facility. We offer our products worldwide through two-tier distribution enabling customers to purchase from large numbers of online resellers around the world including app providers who resell their own solutions along with our data capture products. Our products are also available on our online stores.

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

Our vision is to manage the complexity of capturing and delivering data across a spectrum of data sources, network technologies, and mobile systems so that our customers can concentrate on applications of the data. Our customers are app providers and their consumers in need of data capture solutions.

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

Marketing Dynamics

Application provider relationships. We actively support app providers to integrate our data capture solutions into their applications. We provide an easy-to-use software developer kit (CaptureSDK) and training and technical support to app providers. We support the marketing activities of app providers in promoting the applications that include our products. Once our data capture products are integrated by the app provider, our products become an ingredient of the application solution and part of the app provider’s marketing program. We provide regular CaptureSDK updates including updates that support the latest operating system updates provided by Apple, Google, and Microsoft. We spend extensive engineering time and resources to ensure that our products are compatible with a wide variety of the most popular smartphones, tablets, and mobile computers running a variety of operating systems. We comply with the standards set by the standard-setting bodies whose technologies are used in our products such as Bluetooth SIG, NFC Forum, GS1, AIM Global, CIPURSE, and FeliCa.

Mobile Markets. Our revenues are primarily driven by sales of barcode scanners integrated into mPOS (mobile Point of Sale) applications used with Apple tablets and other mobile devices. Many mPOS application providers develop software for smaller retailers using tablets as cash registers. Other mobile markets addressed by app providers include commercial services (field workers), asset tracking, manufacturing process and quality control, transportation and logistics (goods tracking and movement), event management (ticketing, entry, access control, and identification), medical and education. We expect these markets to increase the use of mobile applications and the demand for barcode scanners.

Expanded and improved product offerings. We offer a wide range of products that enable app providers and their consumers to design their mobile systems to meet their specific requirements, and we encourage our distributors to support the full range of our products. The goal is for customers to view Socket Mobile as a primary source for their mobile data capture needs. Our products include stand-alone barcode scanners in both durable and standard cases, attachable barcode scanners, RFID/NFC reader/writer and camera-based scanning software. We provide a software developer kit to app providers to enable our advanced data capture software to be easily integrated into applications. See “Item 1 Business. The Company and its Products” for a more detailed description of our products.

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

Strong Brand Name. We believe that our products make a difference in the daily work life of mobile workers and the people they serve. We are building a brand image focused on business mobility. This image closely associates us with business mobility solutions and to reflect this image, we began doing business as Socket Mobile, Inc. in January 2007 and changed our legal name to Socket Mobile, Inc. in April 2008. We stress to customers the design of our products for the markets they serve, emphasizing quality and standards-based connectivity. Mobility requires products that are compact and designed to be handled while mobile, with low power consumption to extend the time between charges and are easy to use. We strive to offer high-performance products at a wide range of competitive prices. Through our developer support program, we work closely with app providers who are developing productivity-enhancing applications for the mobile workforce. Our overall company brand identity and positioning goal is to be a leading provider of easy-to-deploy business mobility data capture systems to the business mobility market.

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

Cordless Barcode Scanning. We offer a full range of cordless barcode scanners designed to connect to smartphones, tablets, and other computing devices via Bluetooth. Our Software Developer Kit (CaptureSDK) empowers app providers to integrate the capabilities of our Data Capture software into their applications, setting our products apart. Our cordless barcode scanners face competition from similar products by Koamtec, Code Corporation and Opticon (Japan). Users may choose a barcode scanner that connects directly to an Apple tablet, iPhone or a computer, as offered by Infinite Peripherals and Honeywell. Alternatively, users may choose more rugged barcode scanners, with some integrated into computing devices from manufacturers such as Datalogic, Honeywell®, and Zebra Technologies. Many of these devices lack Apple certification and connect to Apple devices via Bluetooth in keyboard emulation mode. They may not offer extensive tools for app providers, such as our software developer kit (CaptureSDK), to integrate the features of our sophisticated data collection scanning software and hardware. This could potentially limit their ability to meet the consumer’s requirements fully.

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

Personnel

Our future success will depend in significant part upon the continued service of certain of our key technical and senior management personnel, and our continuing ability to attract, assimilate and retain highly qualified technical, managerial, and sales and marketing personnel. Our total employee headcount was 59 and 61 as of December 31, 2024 and 2023, respectively. Our employees are not represented by a union, and we consider our employee relationships to be good. As of December 31, 2024, we had 22 persons in sales, marketing, and customer service, 13 persons in development engineering, 7 persons in finance and administration, and 17 persons in operations.

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

If app providers are not successful in their efforts to develop, market and sell the applications into which our software and products are incorporated, we may not achieve our sales projections.

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

Because we distribute and fulfill resellers’ orders for our products primarily through distributors, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build-up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity. During the twelve months ended December 31, 2024 and 2023, Ingram Micro® and BlueStar together represented approximately 48% and 44%, respectively, of our worldwide sales. We expect that a significant portion of our sales will continue to depend on sales to a limited number of distributors.

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

As of March 20, 2025, we had 7,952,988 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to Form S-3 prospectus delivery requirements and, in other cases, only to the manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of March 20, 2025, we had 1,114,698 shares of common stock subject to outstanding options under our stock option plans, 1,140,202 shares of restricted stock outstanding, and 328,166 shares of common stock available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and restricted stock and reserved them for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options and unvested restricted stock will be eligible for resale in the public market as soon as the options are exercised or the restricted stock vests, as applicable.

Volatility in the trading price of our common stock could negatively impact the price of our common stock.

During the period from January 1, 2024 through the date of the report, our common stock price fluctuated between a high of $1.72 and a low of $0.91. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

Our cybersecurity program is led by our Chief Information Officer (“CIO”) who is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. Our CIO has extensive information technology and program management experience and many years of experience with our organization. Our CIO reports to our president and CEO.

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

Item 2. Properties

In February 2022, the Company entered into an 87-month operating lease agreement for an approximately 35,913 square-foot facility in Fremont, California, where our office and manufacturing operations are located. The current monthly rent obligation is $53,340, subject to annual 3% increases each May.

Item 3. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Company’s common stock is traded on the NASDAQ Marketplace under the symbol “SCKT.”

On March 20, 2025, the closing sales price for our common stock of 7,952,988 shares as reported on the NASDAQ Marketplace, was $1.15. We have not paid dividends on our common stock, and we currently intend to retain future earnings for use in our business and do not anticipate paying dividends in the foreseeable future.

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

	Years Ended December 31,
(Amounts in thousands, except per share)	2020	2021	2022	2023	2024
Income Statement Data:
Revenues	$15,700	$23,199	$21,238	$17,034	$18,763
Gross profit	$8,335	$12,436	$10,366	$8,463	$9,311
Operating expenses	$12,686	$9,739	$10,812	$11,584	$11,914
Net income (loss) before income taxes	$(3,330)	$2,564	$(621)	$(3,363)	$(2,793)
Income tax benefit (expense)	$51	$1,903	$708	$1,444	$551
Net income (loss)	$(3,279)	$4,466	$87	$(1,919)	$(2,242)
Net income (loss) per share: Basic	$(0.51)	$0.58	$0.01	$(0.27)	$(0.30)
Diluted	$(0.51)	$0.48	$0.01	$(0.27)	$(0.30)
Weighted average shares outstanding:
Basic	6,036	6,991	7,185	7,230	7,558
Diluted	6,036	8,923	7,533	7,230	7,558

	At December 31,
	2020	2021	2022	2023	2024
Balance Sheet Data:
Cash and cash equivalents	$2,122	$6,096	$3,624	$2,827	$2,492
Total assets	$15,609	$25,575	$28,598	$28,742	$27,346

Bank line of credit	$—	$—	$—	$—	$—
Term loan	$—	$625	$125	$—	$—
Related party convertible notes payable	$1,272	$1,201	$1,231	$2,836	$3,818
Convertible notes payable	$170	$144	$147	$150	$150
Operating lease	$741	$258	$3,737	$3,292	$2,817

Total stockholders’ equity	$11,173	$20,046	$20,322	$19,420	$18,161

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

Net cash used in operating activities was $521,485 for 2024, compared with net cash provided by operating activities of $48,562 for 2023.

In 2024 and 2023, we invested approximately $0.7 million and $2.2 million, respectively, in computer software development, website development, and manufacturing tooling. We expect to continue our investing activities, including planned capital expenditures.

Net cash provided by financing activities in 2024 was approximately $0.9 million, compared to approximately $1.3 million in net cash provided by financing activities in 2023. In 2024, financing activities primarily consisted of $974,000 in proceeds from convertible notes and approximately $24,000 from the exercise of stock options. These proceeds were offset by the acquisition of common stock for tax withholding obligations, totaling approximately $95,000. In 2023, financing activities primarily consisted of $1.6 million in proceeds from convertible notes and approximately $213,000 from the exercise of stock options. These proceeds were partially offset by approximately $208,000 spent on repurchasing treasury stock and $125,000 in repayments of notes payable.

We can borrow under the existing $2.5 million revolving credit facility, which matures on April 30, 2025. On December 31, 2024, the Company had no outstanding drawings against the revolving credit facility.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our Annual Reports on Form 10-K for the years ended December 31, 2024 and 2023. The application of these policies requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on a combination of historical experience and reasonable judgment applied to other facts. Actual results may differ from these estimates, and such differences may be material to the financial statements. In addition, the use of different assumptions or judgments may result in different estimates. We believe our critical accounting policies that are subject to these estimates are: Accounts Receivable Reserves, Revenue Recognition and Reserve for Future Returns, Inventory Valuation and Reserve, Stock-Based Compensation, Intangible Assets, Impairment of Long-Lived Assets, and Income Taxes.

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

The Company generally recognizes revenues on sales to customers other than distributors upon shipment provided that contract with the customer is identified, performance obligations in the contract are satisfied, and the price is determined. Most of our customers other than distributors do not have a right of return except under a warranty.

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

Results of Operations for Years Ended December 31, 2024 and 2023

Revenues

The revenue for 2024 was $18.8 million, an increase of 10% compared to revenue of $17.0 million for 2023 driven by the growth of our business serving retail POS app providers.

Gross Margins

The annual gross margins on revenue increased to 50.4% in 2024 from 49.7% in 2023. This rise is attributed to the allocation of manufacturing overhead costs across higher production volumes.

Research and Development Expenses

For the years ended December 31, 2024 and 2023, our research and development expenses were approximately $4.7 million and $4.8 million, respectively. This represents an decrease of approximately $111,000, or 2%. The decrease in research and development expenses is primarily due to a reduction in consulting and professional services related to the development of new products in 2023.

Research and development expenses as a percentage of revenue were 25% in 2024 and 28% in 2023. We believe that a continued commitment to Research and Development activities is essential to maintain or achieve a leadership position for our existing products, to provide innovative new product offerings, and to provide engineering support for key customers. In addition, we consider our ability to accelerate time to market for new products to be critical to our revenue growth. Therefore, we expect to continue to make significant Research and Development investments in the future. The investment percentage is impacted by revenue levels and investing cycles.

Sales and Marketing Expenses

Sales and marketing expenses in 2024 were approximately $4.4 million, an increase of approximately 10% compared to $4.0 million in 2023. The increases in expenses in 2024 were primarily due to the impact of the increase in the number of employees and an annual salary increase. We anticipate that our compensation expense to increase as we selectively add new talent and adjust compensation to market conditions.

General and Administrative Expenses

General and administrative expenses in 2024 were $2.78 million, marking an increase of approximately $44,000 or 2% compared to $2.74 million in 2023. The increase is attributed primarily to the net adjustment from foreign currency fluctuations, which affected cash balances, collections, and payables, reflecting the dynamic nature of exchange rates and their influence on our financial position.

Interest Expense, net of Interest Income

Interest expense and other, net of interest income and other, was approximately $331,000 in 2024 compared to approximately $242,000 in 2023. Interest expense in both 2024 and 2023 was primarily related to the subordinated convertible notes (see Note 4, Secured Subordinated Convertible Notes Payable, of the Notes to Financial Statements included in this Annual Report on Form 10-K for further information).

Interest income reflects the interest earned on cash balances. Interest income was nominal in each of the comparable periods.

Income Taxes

We recorded an income tax benefit of $551,000 (an effective tax rate of 19.7%) in 2024, compared to $1.44 million (an effective tax rate of 42.9%) in 2023. The Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into U.S. law in December 2017, eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174 effective January 1, 2022. The amended provision under Section 174 requires us to capitalize and amortize these expenditures over five years (for U.S.-based research). We are monitoring legislation for any further changes to Section 174 and the potential impact on our financial statements in 2025.

Our net operating loss carryforwards will expire at various dates from 2025 through 2033. The Company’s deferred tax asset, primarily representing future income tax savings from the application of net operating loss carryforwards, was valued at $10.7 million and $10.1 million as of December 31, 2024 and 2023, respectively.

Quarterly Results of Operations

The following table sets forth a summary of quarterly statements of operations data for each of the quarters in 2023 and 2024. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in our opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended (unaudited)
(Amounts in thousands, except per share amounts)	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023	Dec 31, 2023	Mar 31, 2024	Jun 30, 2024	Sep 30, 2024	Dec 31, 2024
Summary Quarterly Data:
Revenue	$4,312	$5,117	$3,206	$4,399	$4,978	$5,081	$3,872	$4,831
Cost of revenue	2,240	2,466	1,788	2,078	2,473	2,497	1,975	2,366
Gross profit	2,072	2,651	1,418	2,321	2,505	2,584	1,897	2,465
Operating expenses:
Research and development	1,247	1,190	1,207	1,188	1,208	1,232	1,162	1,119
Sales and marketing	1,006	1,004	1,002	1,003	1,031	1,154	1,122	1,106
General and administrative	774	749	608	605	751	733	644	651
Total operating expenses	3,027	2,943	2,817	2,796	2,990	3,119	2,928	2,876
Interest expense, net	(38)	(55)	(76)	(73)	(72)	(73)	(84)	(102)
Income tax (expense) benefit	—	(166)	150	1,460	—	—	—	551
Net income (loss)	$(993)	$(513)	$(1,325)	$912	$(557)	$(608)	$(1,115)	$38
Basic net income (loss) per share	$(0.12)	$(0.06)	$(0.16)	$0.11	$(0.07)	$(0.08)	$(0.15)	$0.00
Fully diluted net income (loss) per share	$(0.12)	$(0.06)	$(0.16)	$0.08	$(0.07)	$(0.08)	$(0.15)	$0.00

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

Contractual Obligations

Our contractual obligations as of December 31, 2024 are outlined in the table shown below:

	Payments Due by Period
Contractual Obligations	Total	1 year	2 to 3 years	4 to 5 years	More than 5 years
Unconditional purchase obligations with contract manufacturers	$6,159,000	$5,844,000	$315,000	$—	$—
Operating leases	3,165,000	657,000	1,369,000	1,139,000	—
Total contractual obligations	$9,324,000	$6,501,000	$1,684,000	$1,139,000	$—

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Recent Accounting Pronouncements

See Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this Annual Report on Form 10-K for additional information regarding the status of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our credit line facilities. Our bank credit line facilities, with a total limit of $2.5 million, have variable interest rates based upon the lender’s prime rate (minimum of 4.25%) plus 0.75%, for both the domestic line (up to $2.0 million) and the international line (up to $0.5 million). Consequently, interest rate increases could theoretically increase our interest expense on term loans and credit line, but at the moment, there is no outstanding balances.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended December 31, 2024, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the fourth quarter 2024 of approximately $36,000 if left unprotected. For the fourth quarter of 2024, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, and payables, was a net loss of $23,000. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

Item 8. Financial Statements and Supplementary Data

The supplementary information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Socket Mobile, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Socket Mobile, Inc. (“the Company”) as of December 31, 2024 and 2023, the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures consisted of the following:

▪	Testing management’s process for developing the accounting estimate for the allowance.
▪	Evaluating the appropriateness of the undiscounted cash flow model used by management.
▪	Testing the completeness and accuracy of underlying data used in the undiscounted cash flow model.
▪	Evaluating the significant assumptions used by management related to revenues, gross margin, other operating expenses, and income taxes to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

Long-Lived Asset Impairment Assessment

Critical Audit Matter Description

As described in Note 1 to the financial statements, the Company performs impairment testing for its long-lived assets when events or changes in circumstances indicate that its carrying amount may not be recoverable and exceeds its fair value. Due to challenging industry and economic conditions, the Company tested its long-lived assets at December 31, 2024. The long-lived asset group included approximately $1,432,000 in amortizable intangible assets, $2,787,000 in property and equipment, $2,604,000 in operating lease assets and $263,000 in other long-term assets. The Company’s evaluation of the recoverability of the long-lived asset group involved comparing the undiscounted future cash flows expected to be generated by the long-lived asset group to its carrying amount. The Company’s recoverability analysis requires management to make significant estimates and assumptions related to forecasted sales growth rates and cash flows over the remaining useful life of the long-lived asset group.

We identified the evaluation of the recoverability analysis for these long-lived assets as a critical audit matter because of the significant estimates and assumptions management used in the related cash flow analysis. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

▪	Testing management’s process for developing the tests for recoverability.
▪	Evaluating the appropriateness of the undiscounted cash flow model used by management.
▪	Testing the completeness and accuracy of underlying data used in the cash flow model.
▪	Evaluating the significant assumptions used by management related to revenues, EBITDA, and future capital asset and working capital needs to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
▪	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the discounted cash flow model and discount rate assumptions.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2013

Draper, UT

March 25, 2025
Auditor Firm ID: 3627

SOCKET MOBILE, INC.
BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$2,491,964	$2,826,630
Accounts receivable, net	1,588,095	1,699,696
Inventories, net	4,941,500	5,409,047
Prepaid expenses and other current assets	430,719	440,730
Deferred cost on shipments to distributors	142,939	322,580
Total current assets	9,595,217	10,698,683

Property and equipment:
Machinery and office equipment	2,776,992	2,700,759
Computer equipment	3,732,733	3,631,945
Property and equipment, gross	6,509,725	6,332,704
Accumulated depreciation	(3,722,424)	(3,299,503)
Property and equipment, net	2,787,301	3,033,201

Intangible assets, net	1,432,073	1,559,369
Other long-term assets	263,634	249,715
Deferred tax assets	10,663,419	10,112,419
Operating lease right-of-use asset	2,604,137	3,088,087
Total assets	$27,345,781	$28,741,474

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,298,165	$1,605,231
Accrued payroll and related expenses	678,768	579,974
Deferred revenue on shipments to distributors	392,543	825,670
Short term portion of deferred service revenue	17,886	19,885
Subordinated convertible notes payable, net of discount	150,000	150,000
Subordinated convertible notes payable, net of discount-related party	3,818,424	2,835,864
Operating lease – current portion	532,027	483,161
Total current liabilities	6,887,813	6,499,785

Long-term portion of operating lease	2,284,634	2,808,872
Long-term portion of deferred service revenue	12,839	12,813
Total liabilities	9,185,286	9,321,470

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares, Issued 7,964,881 and 7,695,371, and outstanding 7,605,631 and 7,336,121 at December 31, 2024 and December 31, 2023, respectively	7,606	7,336
Additional paid-in capital	69,365,801	68,383,230
Treasury stock, at cost (359,250 shares as of December 31, 2024 and 2023)	(1,037,988)	(1,037,988)
Accumulated deficit	(50,174,924)	(47,932,574)
Total stockholders’ equity	18,160,495	19,420,004
Total liabilities and stockholders’ equity	$27,345,781	$28,741,474

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023

Revenues	$18,762,520	$17,033,593

Cost of revenues	9,311,111	8,570,739

Gross profit	9,451,409	8,462,854

Operating expenses:
Research and development	4,720,639	4,831,905
Sales and marketing	4,414,074	4,016,373
General and administrative	2,779,197	2,735,569
Total operating expenses	11,913,910	11,583,847

Operating loss	(2,462,501)	(3,120,993)

Interest expense, net	(330,849)	(242,161)

Net loss before income taxes	(2,793,350)	(3,363,154)
Income tax benefits	551,000	1,444,000
Net loss	$(2,242,350)	$(1,919,154)

Net loss per share:
Basic	$(0.30)	$(0.27)
Fully diluted	$(0.30)	$(0.27)

Weighted average shares outstanding:
Basic	7,557,622	7,230,074
Fully diluted	7,557,622	7,230,074

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance on December 31, 2022	7,089,676	$7,090	$67,157,650	266,291	$(829,563)	$(46,013,420)	$20,321,757
Vesting of restricted stock	255,687	256	(256)	—	—	—	—
Restricted stock retired for tax withholding	(55,192)	(56)	(143,315)	—	—	—	(143,371)
Exercise of stock options	138,909	139	212,676	—	—	—	212,815
Stock-based compensation	—	—	1,156,382	—	—	—	1,156,382
Treasury shares purchased	(92,959)	(93)	93	92,959	(208,425)	—	(208,425)
Net income	—	—	—	—	—	(1,919,154)	(1,919,154)
Balance on December 31, 2023	7,336,121	$7,336	$68,383,230	359,250	$(1,037,988)	$(47,392,574)	$19,420,004
Vesting of restricted stock	316,519	316	(316)	—	—	—	—
Restricted stock retired for tax withholding	(72,009)	(71)	(95,134)	—	—	—	(95,205)
Exercise of stock options	25,000	25	23,725	—	—	—	23,750
Stock-based compensation	—	—	1,054,296	—	—	—	1,054,296
Net loss	—	—	—	—	—	(2,242,350)	(2,242,350)
Balance on December 31, 2024	7,605,631	$7,606	$69,365,801	359,250	$(1,037,988)	$(50,174,924)	$18,160,495

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
Operating activities
Net loss	$(2,242,350)	$(1,919,154)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,054,296	1,156,382
Depreciation and amortization	1,088,721	922,438
Deferred tax benefits	(551,000)	(1,444,000)
Amortization of debt discount	8,761	25,473
Amortization of operating lease ROU asset	492,181	471,571
Changes in operating assets and liabilities:
Accounts receivable	111,601	960,165
Inventories	467,547	192,644
Prepaid expenses and other current assets	10,011	176,458
Other assets	(13,919)	524
Accounts payable and accrued expenses	(307,066)	(59,797)
Accrued payroll and related expenses	98,794	(162,567)
Net deferred revenue on shipments to distributors	(253,486)	174,624
Deferred service revenue	(1,973)	(1,668)
Net change in operating lease liability	(483,603)	(444,531)
Net cash (used in) provided by operating activities	(521,485)	48,562
Investing activities
Purchases of PP&E including software and website development	(788,325)	(2,163,872)
Proceeds from tenant improvements allowance	72,800	—
Net cash used in investing activities	(715,525)	(2,163,872)
Financing activities
Common stock repurchased and related expenses	—	(208,425)
Proceeds from note payable	973,799	1,582,452
Repayments of note payable	—	(125,000)
Acquisition of common stock for tax withholding obligations	(95,205)	(143,371)
Proceeds from stock options exercised	23,750	212,815
Net cash provided by financing activities	902,344	1,318,471
Net decrease in cash and cash equivalents	(334,666)	(796,839)
Cash and cash equivalents at beginning of year	2,826,630	3,623,469
Cash and cash equivalents at end of year	$2,491,964	$2,826,630
Supplemental disclosure of cash flow information
Cash paid for interest	$366,491	$207,510

See accompanying notes.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — Organization and Summary of Significant Accounting Policies

Organization and Business

Socket Mobile, Inc. (the “Company”) is a leading provider of data capture and delivery solutions for mobile applications used in Retail, Commercial Services, Industrial & Manufacturing, Transportation & Logistics, and Health Care. Our products include data capture devices that utilize Bluetooth or RFID/NFC technology, designed to interface with applications running on smartphones, tablets and mobile computers. These applications operate on diverse operating systems, including Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®). Additionally, the Company offers camera-based barcode scanning software. The Company focuses on serving the needs of software app providers, with our sales primarily driven by the deployment of barcode and RFID/NFC enabled mobile applications.

The Company designs its own products and subcontracts the manufacturing of product components to independent third-party contract manufacturers who are in the U.S., Mexico, Singapore, China, Malaysia and Taiwan and who have the equipment, know-how and capacity to manufacture products to the Company’s specifications. Final products are assembled, tested, packaged, and distributed at and from its Fremont, California facility. In addition to its own online stores, the Company offers its products worldwide through two-tier distribution, allowing customers to purchase from numerous online resellers worldwide, including some app providers. The geographic regions served by the Company include the Americas, Europe, Asia Pacific and Africa.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. In March 2023, the Company entered into an Insured Cash Sweep (“ICS”) Deposit Placement Agreement with IntraFi Network LLC through its bank, Bridge Bank – a division of Western Alliance Bank. The ICS program allows the Company’s demand or savings products to benefit from unlimited FDIC insurance, which helps the Company maintain the entire deposit on its balance sheet and provides additional security during times of market uncertainty. As of December 31, 2024, the Company’s cash was held in demand deposit accounts under FDIC insurance through the ICS program. The Company has never experienced any losses in its funds in bank accounts.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

As topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy that prioritizes the inputs in measuring fair value based on their observability in the market.

The hierarchy consists of:

Level 1: Observable inputs, such as quoted prices in active markets.

Level 2: Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3: Unobservable inputs in which little or no market data exists, requiring the entity to develop its own assumptions.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximates their fair value due to their relatively short time to maturity.

Foreign Currency

The functional currency for the Company is the U.S. dollar. However, the Company requires European distributors to purchase products in Euros and British pounds and pays the expenses of European employees in Euros and British pounds. In 2024, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, and payables was a net loss of $26,700 compared to a net gain of $12,550 in 2023.

Accounts Receivable Allowances

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers. Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible. The following table describes the activity in the allowance for doubtful accounts for the years ended December 31, 2024 and 2023:

Year	Balance at Beginning of Year	Charged to Costs and Expenses	Amounts Written Off	Balance at End of Year

2024	$40,651	$—	$—	$40,651
2023	$40,651	$—	$—	$40,651

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Inventories

Inventories consist principally of raw materials and sub-assemblies stated at the lower of standard cost, which approximates actual costs (first-in, first-out method), or market. Market is defined as replacement cost, but not in excess of estimated net realizable value or less than estimated net realizable value less a normal margin. We purchase or have manufactured the component parts by our engineering bill of materials. The timing and quantity of our purchases are based on order forecast, the lead time requirements of our vendors, and economic order quantities. At the end of each reporting period, the Company compares its inventory on hand to its forecasted requirements for the next twelve-month period and reserves the cost of any inventory that is surplus, less any amounts that the Company believes it can recover from the disposal of goods or that the Company specifically believes will be saleable past a twelve-month horizon. The Company’s sales forecasts are based upon historical trends, communications from customers, and marketing data regarding market trends and dynamics. Changes in the amounts recorded for surplus or obsolete inventory are included in cost of revenue. Inventories, net of write-downs, at December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Raw materials and sub-assemblies	$5,716,202	$5,839,176
Finished goods	221,241	500,814
Inventory reserves	(995,943)	(930,943)
Inventory, net	$4,941,500	$5,409,047

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Prepaid insurance	$73,008	$75,626
Product certification costs	102,716	75,604
Prepaid inventory purchases	113,340	123,736
Prepaid maintenance contracts and other prepaid expenses	141,655	165,764
Prepaid expenses and other current assets	$430,719	$440,730

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method, over the estimated useful lives of the assets ranging from one to five years. Computer software and hardware are amortized over two to three years, while machinery and equipment are typically amortized over three years. Manufacturing tooling is amortized over a span of two to three years, and improvements to leasehold are amortized over the remaining lease term. Assets under finance leases are amortized in a manner consistent with the Company’s normal depreciation policy for owned assets, or the remaining lease term as applicable. Depreciation expenses in the years ended December 31, 2024 and 2023, were $961,425 and $787,881, respectively.

Intangible Assets

The Company’s intangible assets consist of completed technologies and acquired license rights. Intangible assets are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible assets. Amortization is computed using the straight-line method over the estimated useful lives of the assets. For the years ended December 31, 2024 and 2023, the amortization expenses of intangible assets were $127,296.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

The anticipated future amortization of these intangible assets as of December 31, 2024, is as follows:

Fiscal Year	Amount
2025	127,296
2026	127,296
2027	127,296
2028	127,296
2029	127,296
Thereafter	795,593
$1,432,073

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. For the years ended December 31, 2024 and 2023, we did not recognize any impairment loss of its long-lived assets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks. To date, the Company has not experienced losses on investments.

The Company’s trade accounts receivable is primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances as of December 31, 2024 and December 31, 2023 were as follows:

	December 31,
	2024	2023
Bluestar, Inc.	32%	*
ScanSource, Inc.	19%	13%
Ingram Micro Inc.	15%	20%
Synnex Corporation	*	14%
Nippon Primex, Inc.	*	11%
* Customer accounted for less than 10% of the Company’s accounts receivable balances

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. As of December 31, 2024, 26% of the Company’s accounts payable balances were concentrated with the top two suppliers. For the years ended December 31, 2024 and 2023, 63% and 55% of inventory purchases, respectively, were from top four suppliers.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Revenue Recognition and Deferred Revenue

With the adoption of ASC 606 “Revenue from Contracts with Customers” in 2017, the Company recognizes revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. As of December 31, 2024, the deferred revenue and deferred cost on shipments to distributors were $392,543 and $142,939 respectively, compared to $825,670 and $322,580, respectively, as of December 31, 2023.

The Company generally recognizes revenues on sales to customers other than distributors upon shipment provided that contract with the customer is identified, performance obligations in the contract are satisfied, and the price is determined. Most of our customers other than distributors do not have a right of return except under warranty.

The Company also generates revenue through its SocketCare services program, which offers extended warranty and accidental breakage coverage for select products. For the years ended December 31, 2024 and 2023, the SocketCare revenues were approximately $19,300 and $21,400, respectively. The service, which can be purchased at the time of product acquisition, provides coverage for three-year and five-year terms. Revenue from the SocketCare services program is recognized ratably over the duration of the extended warranty contract. The amount of unrecognized SocketCare service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in both short-term and long-term components. As of December 31, 2024 and 2023, the balances of unrecognized SocketCare service revenue were $30,725 and $32,698, respectively.

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

Leases

The Company adopted ASU 2016-02 effective January 1, 2019. On May 1, 2022, the Company entered into a building lease agreement for its corporate headquarters located in Fremont, CA. As of December 31, 2024, the balances of right-of-use assets and liabilities for the operating leases were approximately $2.60 million and $2.82 million, respectively, compared to approximately $3.09 million and $3.29 million, respectively, as of December 31, 2023.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Warranty

The Company’s products typically carry a one-year warranty. The Company reserves for estimated product warranty costs at the time revenue is recognized based upon the Company’s historical warranty experience, and additionally for any known product warranty issues. If actual costs differ from initial estimates, the Company records the difference in the period they are identified. Actual claims are charged against the warranty reserve. The following table describes activity in the reserves for product warranty costs for the years ended December 31, 2024 and 2023:

Year	Balance at Beginning of Year	Additional Warranty Reserves	Amounts Charged to Reserves	Balance at End of Year

2024	$78,871	$10,038	$(10,038)	$78,871
2023	$78,871	$13,417	$(13,417)	$78,871

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include salaries and employee benefits, stock-based compensation expense, third party development costs including consultants and outside services, and allocations of overhead and occupancy costs. In 2024, these costs amounted to approximately $4.72 million, a decrease from approximately $4.83 million in 2023.

Software Development Costs

Costs incurred to develop computer software to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at cost. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the straight-line method over the remaining estimated economic life (a period of three to five years) of the product. Amortization of capitalized software development costs is included in the cost of revenues line on the statements of operations.  If the future revenue of a product is less than anticipated, impairment of the related unamortized development costs could occur, which could impact the Company’s results of operations. Amortization expense on software development costs included in cost of revenues was $0 for 2024 and $7,262 for 2023. The unamortized capitalized software costs as of December 31, 2024 and 2023 were both $0.

Advertising Costs

Advertising costs are charged to sales and marketing as incurred. The Company incurred $29,370 and $23,827, in advertising costs during 2024 and 2023, respectively.

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

In 2024, the shares used in computing net loss per share do not include 1,130,260 stock options, 1,078,841 shares of unvested restricted stocks, 50,000 warrants, and 3,203,906 shares for convertible notes as their effects are anti-dilutive. In 2023, the shares used in computing net loss per share do not include 1,151,114 stock options, 991,199 shares of unvested restricted stocks, 50,000 warrants, and 2,152,934 shares for convertible notes as their effects are anti-dilutive.

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

Segment Information

Operating segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, with separate financial information that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. The Company evaluated its operating segments under the management approach in accordance with ASC 280, Segment Reporting (ASC 280) and determined that it operates as a single reportable segment.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

The CODM assesses financial performance based on revenue and operating income, while expenses are reviewed on a consolidated basis. Significant expense categories including cost of goods sold, selling, general and administrative expenses, and research and development costs, are reported in the consolidated statements of operations.

The Company distributes its products in the United States and foreign countries primarily through distributors and resellers. It markets its products mainly through app providers whose applications are designed to work with Company’s products.

Revenues by geographic region for the years ended December 31, 2024 and 2023, are as follows:

	Years Ended December 31,
Revenues: (in thousands)	2024	2023
United States	$13,863	$12,539
Europe	2,318	2,426
Asia and rest of world	2,582	2,069
Total	$18,763	$17,034

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of total revenues for the years ended December 31, 2024 and 2023 were as follows:

	Years Ended December 31,
	2024	2023
BlueStar, Inc.	32%	22%
Ingram Micro Inc.	16%	22%
ScanSource, Inc.	*	14%
*Customer accounted for less than 10% of total revenues

Recently Issued Financial Accounting Standards

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. See Segment Information in Note 1.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that all other recently issued accounting standards are not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 — Intangible Assets

In 2021, the Company entered into the Technology Transfer Agreement with SpringCard SAS (“SpringCard”), a market leader at the forefront of innovative electronic design and development. Its contactless and wireless solutions support a wide range of customers, ranging from large multinational corporations to locally focused businesses. As of December 31, 2024, our Balance Sheets reflect the intangible assets of the acquired technology at a net carrying amount of $1,432,073, after accumulated amortization.

The anticipated future amortization of these intangible assets as of December 31, 2024, is as follows:

Fiscal Year	Amount
2025	127,296
2026	127,296
2027	127,296
2028	127,296
2029	127,296
Thereafter	795,593
$1,432,073

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

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Fifth Business Financing Modification Agreement

On October 30, 2024, the Company entered into the Fifth Business Financing Modification Agreement with the Bank. This agreement amended the minimum quarterly adjusted EBITDA covenants to negative $600,000 for Q3 2024 and negative $200,000 for Q4 2024.

Sixth Business Financing Modification Agreement

On January 28, 2025, the Company entered into the Sixth Business Financing Modification Agreement with the Bank, extending the maturity date of both domestic and EXIM lines of credit to April 30, 2025.

Interest expense on the CalCap Loan for the twelve months ended December 31, 2023, amounted to $1,138. The CalCap Loan balance of $125,000 was paid off on February 1, 2023.

There were no amounts borrowed at year end on the Company’s bank credit lines as of December 31, 2024 and December 31, 2023.

NOTE 4 — Secured Subordinated Convertible Notes Payable

On August 31, 2020, the Company completed a secured subordinated convertible note financing of $1,530,000. The funds raised are used to increase the Company’s working capital balances. The notes had a three-year term that accrues interest at 10% per annum and matured on August 30, 2023. The interest on the notes is payable quarterly in cash. The holder of each note may require the Company to repay the principal amount of the note plus accrued interest at any time after August 31, 2021. The principal amount of each note is convertible at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $1.46 per share, which was the market closing price of the common stock on Friday, August 28, 2020, the closing date of the financing. The notes did not contain a beneficial conversion feature because the conversion price is higher than the market closing price on the date of the notes payable. The notes are secured by the assets of the Company and are subordinated to amounts outstanding under the Company’s working capital bank line of credit with Western Alliance Bank. In February 2021, two noteholders elected to convert the note principal of $130,000 into shares of the Company’s common stock, reducing the outstanding notes balance to $1,400,000 as of December 31, 2024. The Company filed and caused it to be declared effective pursuant to the Securities Act of 1933, as amended, in November 2020, a Registration Statement to provide for resales of the shares of Common Stock issuable upon conversion of the Notes.

On November 16, 2022, the Company and the requisite noteholders executed a Secured Subordinated Convertible Note Extension Agreement, extending the maturity date from August 30, 2023, to August 30, 2024, with all other terms remaining unchanged. On May 1, 2024, the Company and the requisite noteholders extended the maturity date again, from August 30, 2024, to August 30, 2025, under the same terms. Due to the noteholders’ ability to call the notes, the notes are presented as current liabilities.

On May 26, 2023, the Company completed a secured subordinated convertible note financing $1,600,000. The proceeds from the Financing are used to increase the Company’s working capital balances. The secured subordinated convertible notes have a three-year term and will mature on May 26, 2026. The interest rate on the Notes is 10% per year, payable quarterly in cash. The holder of each Note may require the Company to repay the principal amount of the Note plus accrued interest at any time after May 26, 2024. The Notes are secured by the assets of the Company and are subordinated to the Company’s debts with Western Alliance Bank, its senior lender. The principal amount of each Note is convertible at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $1.34 per share. Failure to pay the principal payment or any interest payment (with 5 days delinquency) when due are events of default under the Notes. The Company filed and caused it to be declared effective pursuant to the Securities Act of 1933, as amended, in June 2023 a Registration Statement to provide for resales of the shares of Common Stock issuable upon conversion of the Notes.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

On August 21, 2024, the Company completed a secured subordinated convertible note financing of $1,000,000. The proceeds of the Financing are used to increase the Company’s working capital balances. The secured subordinated convertible notes have a three-year term and will mature on August 21, 2027. The interest rate on the Notes is 10% per year, payable quarterly in cash. The holder of each Note may require the Company to repay the principal amount of the Note plus accrued interest at any time after August 21, 2024. The Notes are secured by the assets of the Company and are subordinated to the Company’s debts with Western Alliance Bank, its senior lender. The principal amount of each Note is convertible at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.9515 per share. Failure to pay the principal payment or any interest payment (with 5 days delinquency) when due are events of default under the Notes. The Company filed and caused it to be declared effective pursuant to the Securities Act of 1933, as amended, in November 2024 a Registration Statement to provide for resales of the shares of Common Stock issuable upon conversion of the Notes.

Total amortization of debt discount related to all convertible notes was $8,761 and $25,473 for the year ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the remaining debt discount balance was $31,576.

Total interest expenses recognized related to the convertible note were $336,491 and $262,102 for the years ended December 31, 2024 and 2023, respectively.

NOTE 5 — Commitments and Contingencies

Operating Lease Obligations

In February 2022, the Company entered into a lease agreement for approximately 35,913 square feet at 40675 Encyclopedia Circle in Fremont, California. This location serves as the Company’s Corporate Headquarters, including office space and manufacturing. The current monthly rent is $53,340.

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

In January 2024, the Company renewed its equipment operating lease agreement, extending it through the end of 2026, with lease payments discounted at an interest rate of 9.25%.

As of December 31, 2024, the balances of right-of-use assets and liabilities were approximately $2.60 million and $2.82 million, respectively, compared to approximately $3.09 million and $3.29 million, respectively, on December 31, 2023.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

The operating lease expense under the existing agreement was allocated in cost of goods sold and operating costs based on department headcount and amounted to $646,726 and $648,434 for the twelve-month periods ended December 31, 2024 and 2023, respectively.

Cash payments included in the measurement of our existing operating lease liabilities were $638,148 and $622,243 for the twelve-month periods ended December 30, 2024 and 2023, respectively.

Future minimum lease payments under the existing operating lease as of December 31, 2024 are shown below:

Annual minimum payments:	Amount
2025	657,164
2026	676,750
2027	692,644
2028	713,423
Thereafter	425,646
Total minimum payments	3,165,627
Less: Present value factor	(348,966)
Total operating lease liabilities	2,816,661
Less: Current portion of operating lease	(532,027)
Long-term portion of operating lease	$2,284,634

Purchase Commitments

On December 31, 2024, the Company’s non-cancelable purchase commitments for inventory to be used in the ordinary course of business during 2025 were approximately $6,159,000.

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

NOTE 6 — Stock-Based Compensation Plan

Stock-Based Compensation Program

The Company has one share-based compensation plan in effect for the two years presented: the 2004 Equity Incentive Plan (the “2004 Plan”). The plan allows for the grant of incentive stock options, non-statutory stock options, restricted stock, stock appreciation rights, and performance awards to employees, directors, and consultants. Stock options are granted at an exercise price per share equal to the fair market value per share of common stock on the date of grant. Restricted stocks are granted at zero cost. Vesting and exercise provisions are determined by the Board of Directors, with a maximum term of ten years. The 2004 Plan is set to terminate on April 23, 2034.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

The 2004 Plan allows for an annual increase in the number of shares authorized under the plan to be added on the first day of each fiscal year equal to the least amount of 400,000 shares, 4% of the outstanding shares on that date, or an amount as determined by the Board of Directors. On January 1, 2025 and 2024, a total of 304,225 and 293,445 additional shares, respectively, became available for grant from the 2004 Plan.

Stock-Based Compensation Information

The stock-based compensation expense included in the Company’s statements of income for the years ended December 31, 2024 and 2023, consisted of the following:

	Years Ended December 31,
Income Statement Classification	2024	2023
Cost of revenues	$119,872	$137,116
Research and development	$318,258	$358,632
Sales and marketing	$283,672	$295,704
General and administrative	$332,494	$364,930
Stock-based compensation expenses	$1,054,296	$1,156,382

As of December 31, 2024, the remaining unamortized stock-based compensation expense was $1,295,112 and is expected to be amortized over a weighted average period of 2.3 years.

Stock Options – Stock option awards have an exercise price equal to the closing price on the date of grant, expire ten years from the date of grant and vest over a four-year period at 25% per year. The Company calculates the value of each stock option grant, estimated on the date of grant, using binomial lattice option pricing model.

On June 25, 2024, the Company completed a one-time tender offer to exchange 613,936 stock options granted under its 2004 Equity Incentive Plan for current employees, executive officers, and directors. All surrendered options were cancelled as of the Exchange Offer’s expiration on June 25, 2024. The Company granted new options to purchase an aggregate of 613,936 shares of common stock pursuant to the terms of the Exchange Offer and 2004 Equity Incentive Plan. These new options were priced at the closing market price of $1.1197 on June 25, 2024, with monthly vesting over 4 years and a 10-year expiration date of June 25, 2034. The Company’s stockholders approved the stock option exchange program at the 2024 annual meeting on May 15, 2024. The Company accounted for the exchange as a modification of the options and calculated the incremental expense to be $187,117, which will amortized over the estimated life of the new options. Additionally, on June 26, 2024, the Company granted 75,000 stock options at a closing market price of $1.08. No stock options were granted during the corresponding period in 2023.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

The weighted-average estimated fair value of stock options granted in 2024 was $0.7791, determined using a binomial lattice valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2024	2023
Risk-free interest rate (%)	4.24%	—
Dividend yield	—	—
Volatility factor	106.88%	—
Expected option life (years)	3.41	—

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

The table below presents the information related to stock option activity for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Total intrinsic value of stock options exercised	$(23,688)	$(11,982)
Cash received from stock option exercises	$23,750	$212,815

The following summarizes stock option activity under the 2004 Plan as of and for the years ended December 31, 2024 and 2023:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price Per Share	Remaining Contractual Term (in years)	Intrinsic Value
Balance as of December 31, 2022	1,296,722	$2.93
Granted	—	$—
Exercised	(138,909)	$1.53
Canceled	(6,698)	$1.46
Balance as of December 31, 2023	1,151,115	$3.11
Granted	688,936	$1.12
Exercised	(25,000)	$0.42
Canceled	(684,791)	$0.13
Balance as of December 31, 2024	1,130,260	$1.93	7.33	$20,142
Exercisable	509,875	$2.86	4.75	$20,142
Unvested	620,385	$1.16	9.50	$0

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

Stock options outstanding as of December 31, 2024 are summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.95 - $1.10	94,000	8.67	$1.08	94,000	$1.08
$1.12 - $1.25	613,349	9.50	$1.12	613,349	$1.12
$1.50 - $1.98	82,325	4.25	$1.90	82,325	$1.90
$2.00 - $2.27	33,500	0.25	$2.21	33,500	$2.21
$2.32 - $2.36	96,148	4.67	$2.32	96,148	$2.48
$2.40 - $2.71	19,000	4.08	$2.48	19,000	$3.85
$2.74 - $2.75	38,600	1.25	$2.75	38,600	$2.75
$2.82 - $2.95	38,551	4.42	$2.93	38,551	$2.93
$3.04 - $3.29	12,000	7.50	$3.05	12,000	$3.05
$3.45 - $3.88	17,000	1.92	$3.81	17,000	$3.81
$4.22 - $6.90	40,787	3.50	$4.45	40,787	$4.45
$7.20 - $33.75	45,000	6.33	$8.58	45,000	$8.58
$0.95 - $33.75	1,130,260	7.33	$2.86	1,130,260	$1.93

Restricted stock – The Company issues restricted stocks to employees, consultants and directors, and holds shares of such stock in escrow until the shares vest, subject to the employees, consultants and directors being a continuing service provider on the vesting dates. If the service or employment is terminated, unvested shares revert to the Company. Shares are registered at grant, so share owners may vote at the annual stockholder meeting. Shares of restricted stocks are granted at zero cost basis. Compensation cost of the shares of restricted stocks issued by the Company is recognized on a straight-line basis over the 4-year vesting period.

The following summarizes information related to restricted stock activity under the 2004 Plan for the years ended December 31, 2024 and 2023:

	Number of Restricted Stocks	Weighted Average Price Per Share
Unvested as of December 31, 2022	844,976	$2.84
Granted	463,720	$2.30
Vested	(286,062)	$2.02
Forfeited	(31,435)	$2.66
Unvested as of December 31, 2023	991,199	$2.83
Granted	506,000	$1.11
Vested	(316,519)	$1.16
Forfeited	(101,840)	$2.18
Unvested as December 31, 2024	1,078,840	$0.98

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7 — Shares Reserved

Common stock reserved for future issuance was as follows:

	December 31,
	2024	2023
Stock option grants outstanding (see Note 6)	1,130,260	1,151,115
Secured subordinated convertible notes (see Note 4)	3,203,906	2,152,934
Stock warrants issued to SpringCard SAS (see Note 2)	50,000	50,000
Reserved for future grants	417,099	459,950
	4,751,265	3,813,999

NOTE 8 — Retirement Plan

The Company has a tax-deferred savings plan, the Socket Mobile, Inc. 401(k) Plan (“401(k) Plan”), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan monthly. The Company provides a match to employees’ 401(k) savings at 3% of employees’ contribution, up to $100 per month. For the years ended December 31, 2024 and 2023, total company matching contributions amounted to $48,950 and $50,950, respectively. Administrative expenses relating to the 401(k) Plan are not significant.

NOTE 9 — Income Taxes

The Company's entire pretax income / (loss) for the years ended December 31, 2024 and December 31, 2023 was from its U.S. domestic operations.

The components of income taxes for the periods ended December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	—	—
Total Current	—	—
Deferred:
Federal	(470,000)	(967,300)
State	(81,000)	(476,700)
Total Deferred	(551,000)	(1,444,000)
Income tax benefit	$(551,000)	$(1,444,000)

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

	Years Ended December 31,
	2024	2023
Income at US statutory rate	21.0%	21.0%
State taxes, net of federal benefit	2.9%	13.9%
Valuation allowance	0.6%	0.5%
Stock compensation	2.4%	-0.8%
Tax credits	-0.6%	0.3%
Other	-6.5%	8.6%
Provision for taxes	19.7%	42.8%

The principal components of deferred tax assets and (liabilities) are as follows for the period ended:

	December 31,
Deferred tax assets:	2024	2023
Net operating loss carryforwards	$6,189,000	$6,201,000
Tax credits	879,000	891,000
Accruals & reserves	1,092,000	1,118,000
Lease liabilities	786,000	920,000
Depreciation	(98,000)	12,000
Share-based compensation	160,000	229,000
Capitalized Research Costs	2,805,000	2,078,000
Total deferred tax assets	11,813,000	10,449,000
Valuation allowance	(430,000)	(446,000)
Net deferred tax assets	11,383,000	11,003,000
Deferred tax liabilities:
Amortization	8,000	(29,000)
ROU assets	(728,000)	(862,000)
Net deferred tax asset (liability)	$10,663,000	$10,112,000

As of December 31, 2024, the Company had U.S. Federal net operating loss carryforwards of $23.3 million which includes $16.1 million that expire at various dates from 2025 through 2034, and $7.1 million that have an unlimited carryforward period. As of December 31, 2024, the Company had California net operating loss carryforwards of $18.7 million that will expire at various dates from 2030 through 2042.

As of December 31, 2024, the Company had U.S. Federal research and development credit carryforwards of $0.4 million that begin to expire at various dates through 2044. As of December 31, 2024, the Company had California research and development credit carryforwards of $0.6 million that have an unlimited carryforward period.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

As of December 31, 2024, the Company is in a net deferred tax asset position. The deferred tax assets consist principally of net operating loss carryforwards. The future realization of the tax benefits from existing temporary differences and tax attributes ultimately depends on the existence of sufficient taxable income. In assessing the realization of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company also considers past operating results, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2024, after consideration of all available evidence, both positive and negative, the Company continues to maintain a valuation allowance against the Company's deferred tax assets for U.S. Federal R&D tax credits because they are more likely than not to expire unused. The net change in the total valuation allowance for the years ended December 31, 2024 and 2023 was an increase of $16,000 and a decrease of $20,000, respectively.

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

The following table summarizes the activity related to the Company's unrecognized tax benefits:

Amount
Balance as of January 1, 2022	$1,016,000
Increases (decreases) for current year tax provisions	24,000
Increases (decreases) for prior year tax provisions	(31,000)
Decreases for expiration of statute of limitations	—
Settlements	—
Balance as of December 31, 2023	1,009,000
Increases (decreases) for current year tax provisions	13,000
Increases (decreases) for prior year tax provisions	(25,000)
Decreases for expiration of statute of limitations	—
Settlements	—
Balance as of December 31, 2024	$997,000

The Company files income tax returns in the U.S. federal jurisdiction and in California, and therefore subject to tax examination by couple taxing authorities. The Company is not currently under examination, and is not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period. As of December 31, 2024, the tax years from 2020 to present remain open to examination by relevant taxing jurisdictions to which the Company is subject. However, to the extent the Company utilizes net operating losses from years prior to 2020, the statute remains open to the extent of the net operating losses or other credits that are utilized.

The calculation and assessment of the Company's tax exposures generally involve the uncertainties in the application of complex tax laws and regulations for federal and state jurisdictions. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation, on the basis of the technical merits. As of December 31, 2024, and 2023, the Company had approximately $1.0 million of unrecognized tax benefits for both years. In addition, the Company believes it is reasonably possible that its unrecognized tax benefits will not change significantly within the next twelve months. Additionally, as of December 31, 2024, and 2023, the Company has not accrued any interest and penalties related to its uncertain tax positions. The Company has elected to recognize accrued interest and penalties, if any, related to uncertain tax positions in tax expense in its financial statements.

SOCKET MOBILE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 10 — Subsequent Events

Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the audited financial statements.

Subsequent to December 31, 2024, 606,293 shares of restricted stocks were granted under 2004 Equity Incentive Plan at a market closing price of $1.4501 per share. These grants include annual refresher awards for continuing employees, weighted based on their level of responsibility and performance, initial grants for two newly hired employees, and grants for survivors of former employees.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework issued in 2013. This assessment included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this assessment.

Based on our assessment using those criteria, we believe that, as of December 31, 2024, our internal control over financial reporting is effective.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 4, 2025.

Item 11. Executive Compensation

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 4, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 4, 2025.

The following table provides information as of December 31, 2024 about our common stock that may be issued under the Company’s existing equity compensation plans. For additional information about the stock-based compensation plans see Note 6, Stock-Based Compensation Plan, of the Notes to Financial Statements included in this Annual Report on Form 10-K .

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders (1)	1,130,260	$ 1.93	417,099

(1)	Consists of the 2004 Equity Incentive Plan. Pursuant to an affirmative vote by security holders in June 2004, an annual increase in the number of shares authorized under the 2004 Equity Incentive Plan is added on the first day of each fiscal year equal to the least of (a) 400,000 shares, (b) four percent of the total outstanding shares of the Company’s common stock on that date, or (c) a lesser amount as determined by the Board of Directors. As a result, a total of 304,225 shares became available for grant under the 2004 Equity Incentive Plan on January 1, 2025, in addition to those set forth in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 4, 2025.

Item 14. Principal Accounting Fees and Services

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 4, 2025.

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

SOCKET MOBILE, INC.
Registrant

Date: March 25, 2025	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevin J. Mills Kevin J. Mills	President and Chief Executive Officer (Principal Executive Officer) and Director	March 25, 2025
/s/ Charlie Bass Charlie Bass	Chairman of the Board	March 25, 2025
/s/ Lynn Zhao Lynn Zhao	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 25, 2025
/s/ Bill Parnell Bill Parnell	Director	March 25, 2025
/s/ Ivan Lazarev Ivan Lazarev	Director	March 25, 2025
/s/ Alexis Hartmann Alexis Hartmann	Director	March 25, 2025

Index to Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2	Certificate of Amendment to the Restated Certificate, as filed June 20, 2013.

3.3 (2)	Bylaws, as amended February 17, 2008.

4.1 (3)	Form of Secured Subordinated Convertible Note issued August 31, 2020.

4.2 (22)	Secured Subordinated Convertible Note Extension Agreement, effective as of November 16, 2022.

4.3 (23)	Form of Secured Subordinated Convertible Note issued May 26, 2023.

4.4 (24)	Secured Subordinated Convertible Note Extension Agreement, effective as of May 1, 2024.

4.3 (25)	Form of Secured Subordinated Convertible Note issued August 21, 2024.

10.1 (4)	Form of Indemnification Agreement entered into between the Company and its directors and officers.

10.2 (5)*	2004 Equity Incentive Plan and forms of agreement thereunder.

10.3 (6)*	Form of Management Incentive Variable Compensation Plan between the Company and certain eligible participants.

10.4 (7)	Standard Industrial/Commercial Multi-Tenant Lease by and between Del Norte Farms, Inc. and the Company dated October 24, 2006 (assigned to Newark Eureka Industrial Capital, LLC September 17, 2007).

10.5 (8)	Second Amendment to Standard Industrial/Commercial Multi-Lessee Lease – Net dated August 30, 2010.

10.6 (9)	Third Amendment to Standard Industrial/Commercial Multi-Tenant Lease – Net dated December 28, 2012.

10.7 (10)	Warrants for the Purchase of Shares of Common Stock Issued November 19, 2010 to the Investor and the Placement Agent in connection with a private placement.

10.8 (11)	Loan and Security Agreement dated February 27, 2014 by and between the Company and Bridge Bank, National Association.

10.9 (12)	Form of Employment Agreement dated May 1, 2017 between the Company and the officers of the Company.

10.10 (13)	Business Financing Modification Agreement dated February 26, 2016 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.11 (14)	Business Financing Modification Agreement dated March 20, 2017 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.12 (15)	Business Financing Modification Agreement dated January 31, 2018 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.13 (16)	Tender Offer Statement to purchase up to 1,250,000 shares of common stock at a price not greater than $4.25 nor less than $3.75 per share.

10.14 (17)	Business Financing Modification Agreement dated June 4, 2018 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.15 (18)	Business Financing Modification Agreement dated January 8, 2020 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.16 (19)	Amended and Restated Business Financing Agreement dated January 29, 2021 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.17	First Business Financing Modification Agreement dated February 9, 2022 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.18 (20)	Second Business Financing Modification Agreement and Waiver of Defaults dated January 25, 2023 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.19 (21)	2021 Technology Transfer Agreement, dated as of February 26, 2021, by and between the Company and SpringCard SAS.

10.20	Third Business Financing Modification Agreement and Waiver of Defaults dated May 26, 2023, by and between the Company and Western Alliance Bank, an Arizona corporation.

11.1	Computation of Earnings per Share (see Statements of Operations in Item 8).

14.1 (26)	Code of Business Conduct and Ethics.

23.1	Consent of Sadler Gibb & Associates, LLC, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Document.

104	Cover Page Interactive Data File.

_________

* Executive compensation plan or arrangement.

(1)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on March 16, 2009

(2)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 20, 2008.

(3)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on September 1, 2020.

(4)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 8, 2012.

(5)	Incorporated by reference to Appendix C filed with the Company’s Form DEF 14A filed on April 29, 2004, Item 4 on Form 8-K filed on June 5, 2013 reporting extension of the Plan to April 23, 2024 and Item 3 on Form 8-K filed on June 15, 2022 reporting extension of the Plan to April 23, 2034.

(6)	Incorporated by reference to Appendix B filed with the Company’s Form DEF 14A filed on March 16, 2011.

(7)	Incorporated by reference to exhibits filed with the Company’s Form 10-Q filed on November 13, 2006.

(8)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on August 30, 2010.

(9)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on January 4, 2013.

(10)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on November 19, 2010.

(11)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 7, 2014.

(12)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on May 4, 2017.

(13)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 3, 2016.

(14)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 21, 2017.

(15)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 2, 2018.

(16)	Incorporated by reference to the Company’s Schedule TO filed on February 2, 2018.

(17)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on June 8, 2018.

(18)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on January 14, 2020.

(19)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 3, 2021.

(20)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on January 25, 2023.

(21)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 4, 2021.

(22)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on November 16, 2022.

(23)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on May 30, 2023.

(24)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on May 1, 2024.

(25)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on August 22, 2024.

(26)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on March 10, 2006.

