Form 10-K/A
period 2024-12-31
SOCKET MOBILE, INC.
filed 2025-04-14
CIK 944075

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

40675 Encyclopedia Cir, Fremont CA 94538

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

The number of shares of Common Stock ($0.001 par value) outstanding as of March 20, 2025: 7,952,988 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III are incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 2025. Such Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Explanatory Note

This Amendment No. 1 on Form 10-K/A to our Annual Report for the year ended December 31, 2024, initially filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2025 (the “Original Filing”), is being filed solely to include Exhibit 97.1 as an Exhibit to the Original Filing in accordance with Nasdaq Listing Rule 5608.

Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the date the Original Filing was filed with the SEC.

 Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of those certifications have been omitted.

1

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included with this report:

Exhibit

Number Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy of Socket Mobile Inc.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCKET MOBILE, INC.
Registrant

Date: April 14, 2025	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer

Date: April 14, 2025	/s/ Lynn Zhao
Lynn Zhao
Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer)