Form 10-Q
period 2025-03-31
SOCKET MOBILE, INC.
filed 2025-05-08
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2025

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period ___________________ to ___________________.

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

The number of shares of Common Stock ($0.001 par value) outstanding as of May 5, 2025 was 7,921,521 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Revenues	$3,965,920	$4,977,797

Cost of revenues	1,968,026	2,473,040

Gross profit	1,997,894	2,504,757

Operating expenses:
Research and development	1,131,715	1,208,082
Sales and marketing	1,106,432	1,031,271
General and administrative	653,420	750,579
Total operating expenses	2,891,567	2,989,932

Operating loss	(893,673)	(485,175)

Interest expense, net	(100,467)	(72,240)

Net loss before income taxes	(994,140)	(557,415)
Income tax expense	—	—

Net loss	$(994,140)	$(557,415)

Net loss per share:

Basic	$(0.13)	$(0.07)
Diluted	$(0.13)	$(0.07)

Weighted average shares outstanding:

Basic	7,829,484	7,441,745
Diluted	7,829,484	7,441,745

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,706,690	$2,491,964
Accounts receivable, net	2,061,294	1,588,095
Inventories, net	5,281,030	4,941,500
Prepaid expenses and other current assets	618,657	430,719
Deferred cost on shipments to distributors	154,624	142,939
Total current assets	9,822,295	9,595,217
Property and equipment:
Machinery and office equipment	2,813,940	2,776,992
Computer equipment	3,748,089	3,732,733
	6,562,029	6,509,725
Accumulated depreciation	(4,029,527)	(3,722,424)
Property and equipment, net	2,532,502	2,787,301
Intangible assets, net	1,400,249	1,432,073
Other long-term assets	263,634	263,634
Deferred tax assets	10,663,419	10,663,419
Operating lease right-of-use asset	2,477,218	2,604,137
Total assets	$27,159,317	$27,345,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,182,343	$1,298,165
Accrued payroll and related expenses	681,646	678,768
Deferred revenue on shipments to distributors	365,523	392,543
Short term portion of deferred service revenue	17,964	17,886
Subordinated convertible notes payable, net of discount	150,000	150,000
Subordinated convertible notes payable, net of discount-related party	3,822,070	3,818,424
Operating lease – current portion	542,532	532,027
Total current liabilities	7,762,078	6,887,813
Long-term portion of deferred service revenue	12,457	12,839
Long-term portion of operating lease	2,147,802	2,284,634
Total liabilities	9,922,337	9,185,286
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares, Issued 8,312,238 and outstanding 7,952,988 at March 31, 2025; Issued 7,964,881 and outstanding 7,605,631 at December 31, 2024	7,953	7,606
Additional paid-in capital	69,436,079	69,365,801
Treasury stock	(1,037,988)	(1,037,988)
Accumulated deficit	(51,169,064)	(50,174,924)
Total stockholders’ equity	17,236,980	18,160,495
Total liabilities and stockholders’ equity	$27,159,317	$27,345,781

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2024	7,605,631	$7,606	$69,365,801	359,250	$(1,037,988)	$(50,174,924)	$18,160,495
Vesting of restricted stocks	421,190	421	(421)	—	—	—	—
Restricted stock retired for tax withholding	(73,833)	(74)	74	—	—	—	—
Stock-based compensation	—	—	70,625	—	—	—	70,625
Net loss	—	—	—	—	—	(994,140)	(994,140)
Balance at March 31, 2024	7,952,988	$7,953	$69,436,079	359,250	$(1,037,988)	$(51,169,064)	$17,236,980

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2023	7,336,121	$7,336	$68,383,230	359,250	$(1,037,988)	$(47,932,574)	$19,420,004
Vesting of restricted stocks	186,206	186	(186)	—	—	—	—
Exercise of stock option	25,000	25	23,725	—	—	—	23,750
Stock-based compensation	—	—	272,700	—	—	—	272,700
Net loss	—	—	—	—	—	(557,415)	(557,415)
Balance at March 31, 2024	7,547,327	$7,547	$68,679,469	359,250	$(1,037,988)	$(48,489,989)	$19,159,039

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(994,140)	$(557,415)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	70,625	272,700
Depreciation and amortization	338,927	252,298
Amortization of debt discount	3,646	1,462
Amortization of operating lease ROU asset	126,919	120,792

Changes in operating assets and liabilities:
Accounts receivable	(473,199)	(373,345)
Inventories	(339,530)	(4,379)
Prepaid expenses and other current assets	(187,938)	60,522
Other assets	—	1,000
Accounts payable and accrued expenses	884,178	143,885
Accrued payroll and related expenses	2,878	56,490
Net deferred revenue on shipments to distributors	(38,705)	45,626
Deferred service revenue	(304)	1,014
Net change in operating lease liability	(126,327)	(115,540)
Net cash used in operating activities	(732,970)	(94,890)

Investing activities
Purchases of equipment and intangible assets	(52,304)	(56,442)
Proceeds from tenant improvements allowance	—	72,800
Net cash (used in) provided by investing activities	(52,304)	16,358

Financing activities
Proceeds from stock options exercised	—	23,750
Net cash provided by financing activities	—	23,750
Net decrease in cash and cash equivalents	(785,274)	(54,782)

Cash and cash equivalents at beginning of period	2,491,964	2,826,630
Cash and cash equivalents at end of period	$1,706,690	$2,771,848

Supplemental disclosure of cash flow information
Cash paid for interest	$99,125	$104,795
Supplemental disclosure of non-cash activities
Property acquired under operating lease	—	$8,230

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2025

NOTE 1 — Basis of Presentation

The accompanying unaudited condensed financial statements of Socket Mobile, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. In response to financial market volatility in March 2023, the Company entered into an Insured Cash Sweep (“ICS”) Deposit Placement Agreement with IntraFi Network LLC, facilitated by its bank, Bridge Bank—a division of Western Alliance Bank. In December 2024, the Company exited the ICS program in light of improved market conditions and to achieve cost savings. As of March 31, 2025, and December 31, 2024, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and debt approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

With the adoption of ASC 606 “Revenue from Contracts with Customers” in 2017, the Company recognizes revenue on sales to distributors when shipping of product is completed and title transfers to distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. On March 31, 2025, the deferred revenue and deferred cost on shipments to distributors were $365,523 and $154,624, respectively, compared to $392,543 and $142,939, respectively, on December 31, 2024.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2025

The Company also earns revenue from its SocketCare extended warranty program, which provides extended warranty and accidental breakage coverage for selected products. Customers can purchase a SocketCare warranty at the time of product purchase, which provides coverage for a three-year or a five-year term. Revenues from SocketCare services are recognized ratably over the life of the extended warranty contract. For the quarters ended March 31, 2025 and 2024, SocketCare revenue was approximately $4,300 and $5,100, respectively. The amount of unrecognized SocketCare service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short- and long-term components. On March 31, 2024, the balance of unrecognized SocketCare service revenue was $30,421, compared to $30,725 as of December 31, 2024.

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

Leases

On May 1, 2022, the Company entered into a building lease agreement for its corporate headquarters located in Fremont, CA. On March 31, 2025, the balances of right-of-use assets and liabilities for the operating lease were $2,477,218 and $2,690,334, respectively, compared to $2,604,137 and $2,816,661, respectively, on December 31, 2024.

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

NOTE 3 — Intangible Assets

In 2021, the Company entered into the Technology Transfer Agreement with SpringCard SAS. The Unaudited Condensed Balance Sheets include the intangible assets of the acquired technology at the carrying amount, net of amortization of $1,400,249 as of March 31, 2025.

The intangible assets are amortized on a straight-line basis over their estimated useful lives of fifteen years, beginning on April 1, 2021. As of March 31, 2025, the estimated future amortization of these intangible assets is as follows:

Fiscal Year	Amount
2025 (April 1, 2025 to December 31, 2025)	$95,472
2026	127,296
2027	127,296
2028	127,296
2029	127,296
Thereafter	795,593
$1,400,249

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2025

The amortization expense was $31,824 for the three months ended March 31 in both 2025 and 2024.

NOTE 4 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories on March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
	2025	2024
Raw materials and sub-assemblies	$6,177,081	$5,716,202
Finished goods	154,892	221,241
Inventory reserves	(1,050,943)	(995,943)
Inventory, net	$5,281,030	$4,941,500

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2025

Seventh Business Financing Modification Agreement

On April 21, 2025, the Company entered into the Seventh Business Financing Modification Agreement and Waiver of Default with the Bank. Under the terms of the agreement, the Bank renewed the $3.0 million domestic credit line, raised the advance rate to up to 80% of eligible domestic receivables, increased the allowance for subordinated debt to $5.5 million, and increased the credit card limit to $350,000. The maturity date of the domestic credit line is April 30, 2026.

There were no amounts borrowed on the Company’s bank credit lines as of March 31, 2025 and December 31, 2024.

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

Proceeds from the financing were used to increase the Company’s working capital. The notes have a three-year term, accrue interest at an annual rate of 10%, and were initially scheduled to mature on August 30, 2023. Interest is payable quarterly in cash. Beginning August 31, 2021, each noteholder had the right to demand repayment of principal and accrued interest. The principal amount of each note is convertible, at the holder’s option, into shares of the Company’s common stock at a conversion price of $1.46 per share, which was the market closing price on August 28, 2020, the financing’s closing date. The notes did not include a beneficial conversion feature, as the conversion price exceeded the market price on the issuance date. The notes are secured by Company assets and subordinated to obligations under the Company’s working capital line of credit with Western Alliance Bank.

In 2021, two noteholders converted $130,000 of principal into shares of the Company’s common, resulting in a remaining outstanding note balance of $1,400,000.

On November 16, 2022, the Company and the requisite noteholders entered into a Secured Subordinated Convertible Note Extension Agreement, extending the maturity date to August 30, 2024. All other terms and conditions remained unchanged.

On May 1, 2024, the Company and the requisite noteholders executed a second extension agreement, further extending the maturity date to August 30, 2025. All other terms and conditions of the notes continue in full force and effect.

On May 26, 2023, the Company completed a secured subordinated convertible note financing of $1,600,000. The proceeds from the financing are used to increase the Company’s working capital balances. The secured subordinated convertible notes have a three-year term and mature on May 26, 2026. The interest rate on the Notes is 10% per year, payable quarterly in cash. The holder of each Note may require the Company to repay the principal amount of the Note plus accrued interest at any time after May 26, 2024. The Notes are secured by the assets of the Company and are subordinated to the Company’s debts with Western Alliance Bank, its senior lender. The principal amount of each Note is convertible at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $1.34 per share. Failure to pay the principal payment or any interest payment (with 5 days delinquency) when due are events of default under the Notes. The Company filed and caused to be declared effective pursuant to the Securities Act of 1933, as amended, in June 2023 a Registration Statement to provide for resales of the shares of Common Stock issuable upon conversion of the Notes.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2025

On August 21, 2024, the Company completed a secured subordinated convertible note financing of $1,000,000. The proceeds of the Financing are used to increase the Company’s working capital balances. The secured subordinated convertible notes have a three-year term and mature on August 21, 2027. The interest rate on the Notes is 10% per year, payable quarterly in cash. The holder of each Note may require the Company to repay the principal amount of the Note plus accrued interest at any time after August 21, 2025. The Notes are secured by the assets of the Company and are subordinated to the Company’s debts with Western Alliance Bank, its senior lender. The principal amount of each Note is convertible at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.9515 per share. Failure to pay the principal payment or any interest payment (with 5 days delinquency) when due are events of default under the Notes. The Company filed and caused it to be declared effective pursuant to the Securities Act of 1933, as amended, in November 2024 a Registration Statement to provide for resales of the shares of Common Stock issuable upon conversion of the Notes.

The amortization of debt discount was $3,646 and $1,462 for the quarter ended March 31, 2025 and 2024, respectively.

Total interest expense related to the convertible note was $102,276 and $76,257 for the three months ended March 31, 2025 and 2024, respectively.

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

Revenues by geographic areas for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
Revenues:	2025	2024
United States	$3,060,782	$3,558,315
Europe	546,078	595,076
Asia and rest of world	359,060	824,406
Total revenues	$3,965,920	$4,977,797

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2025

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
BlueStar, Inc.	31%	23%
Ingram Micro, Inc.	11%	16%
Synnex Corporation	10%	14%
Nippon Primex, Inc.	*	13%
*Customer accounted for less than 10% of the Company’s total revenue

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks and the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances on March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
	2025	2024
BlueStar, Inc.	47%	32%
Ingram Micro Inc.	15%	15%
Synnex Corporation	13%	*
ScanSource, Inc.	12%	19%
* Customer accounted for less than 10% of the Company’s accounts receivable balances

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or due to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. The Company’s inability to procure certain materials could have a material adverse effect on the Company’s results. For the three months ended March 31, 2025 and 2024, the top two suppliers accounted for 42% and 40%, respectively, of inventory purchases. As of March 31, 2025 and December 31, 2024, 26% and 26%, respectively, of the Company’s accounts payable balances were concentrated with top two suppliers.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2025

NOTE 8 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of stock options and restricted stock, based on the fair value of the awards as of the date that the awards are issued. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period.

The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. There were no stock options granted for the three months ended March 31, 2025 and 2024.

The shares of restricted stock are issued to employees and consultants and are held in escrow by the Company until the shares vest, subject to the employees and consultants being a continuing service provider on each of the vesting dates. If the service or employment is terminated, unvested shares revert to the Company. Shares are registered at grant, so share owners may vote at the annual stockholder meeting. Shares of restricted stock are granted on a zero cost basis. Compensation cost of the restricted stock is recognized on a straight-line basis over the life of vesting period. For the three months ended March 31, 2025 and 2024, the Company awarded 606,293 and 442,750 shares of restricted stock, respectively. As of March 31, 2025, there were 1,135,517 shares of restricted stock outstanding. Due to the existence of restrictions on sale or transfer until the shares vest, the Company does not count the shares of restricted stock as issued and outstanding shares until they vest. In Q1 2025, 421,190 shares of restricted stock were issued to employees through vesting. Market value of the vested shares is subject to tax withholding.

Total stock-based compensation expenses for the three months ended March 31, 2025 and 2024, were $70,625 and $272,700, respectively.

NOTE 9 — Net Loss Per Share

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(994,140)	$(557,415)

Adjusted net loss before interest for diluted earnings per share	$(994,140)	$(557,415)

Denominator: Weighted average shares outstanding used in computing net loss per share:
Basic	7,829,484	7,441,745
Diluted	7,829,484	7,441,745
Net loss per share applicable to common stockholders:
Basic	$(0.13)	$(0.07)
Diluted	$(0.13)	$(0.07)

11

0

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2025

In the three months ended March 31, 2025, the shares used in computing diluted net loss per share do not include 1,114,698 stock options, 50,000 warrants and 3,203,906 shares related to convertible notes payable as their effect would be anti-dilutive.

In the three months ended March 31, 2024, the shares used in computing diluted net loss per share do not include 1,126,114 stock options, 50,000 warrants and 2,152,934 shares related to convertible notes payable as their effect would be anti-dilutive.

NOTE 10 — Income Taxes

The Company did not record any income tax expense in Q1 2025 and Q1 2024.

NOTE 11 — Commitments and Contingencies

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2025

The operating lease expense under the existing agreement was allocated in cost of goods sold and operating costs based on department headcount and amounted to $161,682 and $161,682 for the three-month periods ended March 31, 2025 and 2024, respectively.

On March 31, 2025, the balances of right-of-use assets and liabilities for the operating lease were approximately $2.48 million and $2.69 million, respectively, compared to approximately $2.60 million and $2.82 million, respectively, on December 31, 2024.

Cash payments included in the measurement of the Company’s operating lease liabilities were $161,091 and $156,430 for the three months ended March 31, 2025 and 2024, respectively.

Future minimum lease payments under the operating lease on March 31, 2025 are shown below:

Annual minimum payments:	Amount
2025 (April 1 through December 31, 2025)	496,073
2026	676,751
2027	692,644
2028	713,423
2029	425,646
Total minimum payments	3,004,537
Less: Present value factor	(314,203)
Total operating lease liabilities	2,690,334
Less: Current portion of operating lease	(542,532)
Long-term portion of operating lease	$2,147,802

Purchase Commitments

As of March 31, 2025, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $4,433,000.

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

Index

XtremeScan family. XtremeScan combines the versatility and user-friendliness of iPhones with the ruggedness and top-of-the-line protection required for extreme, industrial work environments. XtremeScan Case XC100 offers ultimate iPhone protection with its rugged outer shell and fully enclosed, rubberized shielding for maximum durability. It's the toughest iPhone case on the market, offering military-grade protection against drops, dirt, water, and even more unpredictable elements found in harsh industrial environments. XtremeScan XS930 & XS940 are built upon the XtremeScan Case and provide the same rugged iPhone protection, adding a high-performance Socket Mobile data reader. With both 1D (XS930) and powerful 1D/2D (XS940) options, these data readers can scan through various types of packaging materials under different lighting conditions. They provide the perfect solution for users who wish to utilize iPhones for data capture within rough, industrial settings. XtremeScan Grip XG930 & XG940 provides 1D or 1D/2D barcode scanning capabilities and builds even further on the XS by providing an added pistol grip handle. The ergonomic grip enables an easy point-and-shoot approach and comfort during extended scanning sessions. In March 2025, the Company released XtremeScan iXG and iXS Series, powered by iOS 18.3 and featuring a fully integrated iPhone 16e. These devices are designed to serve as full-featured handheld computers, combining high-performance long-range barcode scanning with the connectivity, app ecosystem, and user-friendly interface of the iOS platform.

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

DuraScan® Family. Our DuraScan® family comprises the 700 Series (D700, D720, D730, D740, D745, D755, D760, D762) companion scanners, the 800 Series (D800, D820, D840, D860) attachable scanners, and the Wearable Series (DW930, DW940), all designed with IP54-rated durable casings to withstand challenging environments. The D720 offers an affordable entry point into 2D scanning, while the D820 provides a basic and cost-effective upgrade to 2D capabilities. The D745 and D755 are medical-grade, universal scanners suitable for healthcare settings. The D760 and D860 include MRZ (machine-readable zone) support, enabling the scanning of passports, visas, and other travel documents. The newly introduced D762 enhances the lineup with an extended scanning range of up to 14 feet, making it ideal for logistics and warehouse operations where scanning from a distance is beneficial. Additionally, the 800 Series scanners can function as stand-alone devices, offering flexibility across various applications. DuraScan Wear DW930 & DW940 are the first wearable additions to the DuraScan Product Family, introducing a new era of innovative scanning technologies for the Company. The DW930 offers 1D laser scanning technology, while the DW940 provides powerful 1D/2D barcode scanning functionality. Their glove-like, wearable design allows workers to use both hands freely, enhancing speed and flexibility. This makes them perfect for scanning in industries such as warehousing, manufacturing, and distribution.

Index

SocketScan family. Our SocketScan family consists of the 300 Series (S320), 700 Series (S700, S720, S730, S740) companion scanners, and 800 Series (S800, S820, S840, S860) attachable scanners. The S320 is a compact reader designed specifically for reading QR codes, making it ideal for applications such as access control, ticketing, and event check-in. The 700 Series are available in multiple vivid colors: blue, green, red, white, yellow, and black. The S720 reads both 1D and 2D barcodes on paper and screen, serving as a drop-in replacement for our previously popular S700 model while also adding QR code functionality. The 800 Series comprises 1D linear imaging (S800) and 2D (S820, S840, S860) scanners, which can be easily clipped onto smartphones, tablets, and other mobile devices using an easily detachable clip or DuraCase, creating a one-handed solution. The S860 includes MRZ (machine-readable zone) support, allowing it to scan passports, visas, and other travel documents in addition to barcodes. Additionally, the 800 Series scanners may be used as stand-alone devices as well

DuraSled Family. Our DuraSled (DS800, DS820, DS840, DS860) is a barcode scanning sled designed for durability. It combines a phone with a scanner to create a one-handed solution. DuraSled protects phones from impact damage and provides a robust charging solution for all environments. It is easy-to-use and ideal for delivery services, stock counting, ticketing and other App-driven mobile solutions. The DuraSled products are compatible with Apple and Samsung devices. The DS820 provides a basic and affordable option for those who wish to upgrade to 2D scanning.

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

Results of Operations

Revenues

Total revenues for the first quarter of 2025 were approximately $4.0 million, reflecting a 20% decline compared to $5.0 million in the same period last year. This decrease is primarily attributed to weaker demand in both domestic and international markets. In Q1, we experienced reduced purchasing activity from key customers, which negatively impacted sales volumes. While we remain confident in our long-term growth prospects, these short-term fluctuations are largely due to less robust demand for our products during this quarter.

Gross Margins

Our gross profit margin on sales reached 50.4% in Q1 2025, slightly up from 50.3% in the same period last year. Despite the lower revenue in this quarter, we have successfully maintained our gross margin, demonstrating effective cost control and operational efficiency.

Research and Development Expense

In the first quarter of 2025, engineering expenses were approximately $1,132,000, reflecting a 6% decrease compared to approximately $1,208,000 in Q1 2024. This reduction is primarily due to a decrease in headcount, including retirements and other personnel changes, as well as the reduction in equity expense resulting from the cancellation of old grants.

Index

Sales and Marketing Expense

Sales and marketing expenses in the first quarter of 2025 totaled approximately $1,106,000, reflecting a 7% increase compared to approximately $1,031,000 in the same quarter last year. This increase was primarily driven by higher headcount.

General and Administrative Expense

In the first quarter of 2025, the Company incurred approximately $653,000 in general and administrative expenses, reflecting a 13% decrease from approximately $751,000 in the same quarter of 2024. This reduction was primarily due to a decrease in equity expenses resulting from the cancellation of old grants.

Interest Expense, Net of Interest Income

Interest expense and other, net of interest income and other, was approximately $100,000 in the first quarter of 2025 compared to $72,000 in the first quarter of 2024. Interest expenses in the first quarter of both 2025 and 2024 were related to interest on secured subordinated convertible notes payable (see “NOTE 6 — Secured Subordinated Convertible Notes Payable” for more information). There were no outstanding balances of credit lines during the first three months of 2025 or 2024.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable first quarters, reflecting low average rates of return.

Income Taxes

No income tax expense was recorded for the first quarter of 2025 or 2024. Our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at $10,663,419 on March 31, 2025.

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

Liquidity and Capital Resources

As reflected in our Condensed Statements of Cash Flows, we used net cash of $732,970 from operating activities in the first quarter of 2025, compared to net cash used in operating activities of $94,890 in the same period last year. To calculate our net cash used in operating activities, we adjusted our net loss of $994,140 and $557,415 in the first quarter of 2025 and 2024, respectively, by adding back non-cash expenses such as stock-based compensation expense, depreciation and amortization, and deferred tax expenses and benefits, which amounted to $540,117 and $647,252 in the first quarters of 2025 and 2024, respectively. In addition, we analyze changes in operating assets and liabilities as a source or use of cash. In the first quarter of 2025, changes in operating assets and liabilities resulted in a net cash outflow of $278,947, primarily driven by increases in accounts receivable due to customer payment delays and higher inventory levels resulting from slower sales. This cash outflow was partially offset by an increase in accounts payable, reflecting our cash management efforts. In the first quarter of 2024, changes in operating assets and liabilities used a net cash outflow of $184,727, mainly due to increases in accounts receivable resulting from higher shipments.

Index

In the first quarters of 2025 and 2024, we invested $52,304 and $56,442, respectively, in leasehold improvements, computer software development costs, and manufacturing tooling costs. In the first quarter of 2024, these investing activities were offset by proceeds from a tenant improvements allowance amounting to $72,800.

Net cash provided by financing activities for the three months ended March 31, 2025 was zero, compared to net cash provided by financing activities of $23,750 in the comparable period a year ago. Financing activities in 2024 consisted of proceeds of employee stock options exercised.

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

A complete description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission.

Contractual Obligations

Our contractual cash obligations on March 31, 2025 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$4,433,000	$4,281,000	$152,000	$—	$—
Operating lease	3,004,000	662,000	1,378,000	964,000	—
Total contractual obligations	$7,437,000	$4,943,000	$1,530,000	$964,000	$—

Index

Off-Balance Sheet Arrangements

As of March 31, 2025, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk from changes in interest rates primarily relates to our bank credit line facilities. Borrowings under these facilities, which provide up to $3.0 million in capacity, bear interest at a variable rate based on the lender’s prime rate (subject to a minimum of 4.25%) plus 0.75%. Accordingly, any increase in interest rates could result in higher interest expense on outstanding balances under both the term loan and credit line facilities.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. Based on a sensitivity analysis of our net foreign currency denominated assets at the end of the quarter ended March 31, 2025, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the first quarter of 2025 of approximately $45,600. For the first quarter of 2025, the actual net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of approximately $12,200. We will continue to monitor and assess our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Recent tariff developments could negatively impact our supply chain, costs, and financial performance.

Recent actions by the U.S. government, including the reinstatement and expansion of tariffs on certain goods imported from China under Section 301 of the Trade Act, have introduced additional uncertainty into the global trade environment. As a result, certain components used in our products may be subject to increased duties and import costs. We source a portion of our components from suppliers located in China and other regions potentially affected by these tariffs. Any expansion in the scope or rate of tariffs could increase our manufacturing and supply chain costs. In some cases, such increases may not be recoverable through product pricing, which could adversely affect our gross margins and profitability. Furthermore, potential delays or disruptions in the availability of critical components due to tariff-related trade restrictions could impact our ability to manufacture and deliver products to customers in a timely manner. We are actively exploring options to mitigate these risks, including supply chain adjustments and alternative sourcing strategies; however, such changes may require time and may not fully offset the impact of higher costs or disrupted supply. Ongoing uncertainty in U.S. trade policy, combined with escalating geopolitical tensions, poses a continuing risk to our business operations. If tariffs remain in effect or are further increased, or if new trade restrictions are imposed, our business, financial condition, and results of operations could be materially and adversely affected.

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

Because we distribute and fulfill resellers’ orders for our products primarily through distributors, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build-up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity. During the three months ended March 31, 2025 and 2024, Ingram Micro® and BlueStar together represented approximately 42% and 39%, respectively, of our worldwide sales. We expect that a significant portion of our sales will continue to depend on sales to a limited number of distributors.

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

As of May 5, 2025, we had 7,921,521 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to Form S-3 prospectus delivery requirements and, in other cases, only to the manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of May 5, 2025, we had 1,114,698 shares of common stock subject to outstanding options under our stock option plans, 1,135,517 shares of restricted stock outstanding, and 364,317 shares of common stock available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and restricted stock and reserved them for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options and unvested restricted stock will be eligible for resale in the public market as soon as the options are exercised or the restricted stock vests, as applicable.

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

SOCKET MOBILE, INC.

Registrant

Date: May 8, 2025	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 8, 2025	/s/ Lynn Zhao
Lynn Zhao
Vice President of Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)