Form 10-Q
period 2025-06-30
SOCKET MOBILE, INC.
filed 2025-08-14
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2025

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

The number of shares of Common Stock ($0.001 par value) outstanding as of August 8, 2025 was 7,961,462 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$4,041,739	$5,081,398	$8,007,659	$10,059,195

Cost of revenues	2,023,473	2,497,067	3,991,499	4,970,108

Gross profit	2,018,266	2,584,331	4,016,160	5,089,087

Operating expenses:
Research and development	1,101,124	1,231,953	2,232,839	2,440,035
Sales and marketing	1,025,004	1,154,245	2,131,436	2,185,516
General and administrative	569,493	733,276	1,222,913	1,483,854
Total operating expenses	2,695,621	3,119,474	5,587,188	6,109,405

Operating loss	(677,355)	(535,143)	(1,571,028)	(1,020,318)

Interest expense, net	(114,786)	(72,488)	(215,253)	(144,728)

Net loss before income taxes	(792,141)	(607,631)	(1,786,281)	(1,165,046)

Income tax expense	—	—	—	—

Net loss	$(792,141)	$(607,631)	$(1,786,281)	$(1,165,046)

Net loss per share:

Basic	$(0.10)	$(0.08)	$(0.23)	$(0.16)
Diluted	$(0.10)	$(0.08)	$(0.23)	$(0.16)

Weighted average shares outstanding:

Basic	7,937,484	7,571,940	7,883,760	7,511,378
Diluted	7,937,484	7,571,940	7,883,760	7,511,378

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,605,332	$2,491,964
Accounts receivable, net	1,772,263	1,588,095
Inventories, net	4,843,922	4,941,500
Prepaid expenses and other current assets	574,274	430,719
Deferred cost on shipments to distributors	144,717	142,939
Total current assets	9,940,508	9,595,217

Property and equipment:
Machinery and office equipment	2,876,819	2,776,992
Computer equipment	3,822,127	3,732,733
	6,698,946	6,509,725
Accumulated depreciation	(4,340,652)	(3,722,424)
Property and equipment, net	2,358,294	2,787,301

Intangible assets, net	1,368,425	1,432,073
Other long-term assets	285,911	263,634
Deferred tax assets	10,663,419	10,663,419
Operating lease right-of-use asset	2,348,698	2,604,137
Total assets	$26,965,255	$27,345,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,255,112	$1,298,165
Accrued payroll and related expenses	595,302	678,768
Deferred revenue on shipments to distributors	374,141	392,543
Short term portion of deferred service revenue	18,444	17,886
Subordinated convertible notes payable, net of discount	400,000	150,000
Subordinated convertible notes payable, net of discount-related party	5,075,715	3,818,424
Operating lease – current portion	553,254	532,027
Total current liabilities	8,271,968	6,887,813

Long-term portion of deferred service revenue	11,808	12,839
Long-term portion of operating lease	2,005,950	2,284,634
Total liabilities	10,289,726	9,185,286

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: authorized 20,000,000 shares, 8,318,511 issued and 7,959,261 outstanding at June 30, 2025, and 7,964,881 shares issued and 7,605,631 outstanding at December 31, 2024	7,959	7,606
Additional paid-in capital	69,666,763	69,365,801
Treasury stock	(1,037,988)	(1,037,988)
Accumulated deficit	(51,961,205)	(50,174,924)
Total stockholders’ equity	16,675,529	18,160,495
Total liabilities and stockholders’ equity	$26,965,255	$27,345,781

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2024	7,605,631	$7,606	$69,365,801	359,250	$(1,037,988)	$(50,174,924)	$18,160,495
Vesting of restricted stocks	421,190	421	(421)	—	—	—	—
Restricted stock retired for tax withholding	(73,833)	(74)	74	—	—	—	—
Stock-based compensation	—	—	70,625	—	—	—	70,625
Net loss	—	—	—	—	—	(994,140)	(994,140)
Balance at March 31, 2025	7,952,988	$7,953	$69,436,079	359,250	$(1,037,988)	$(51,169,064)	$17,236,980
Vesting of restricted stock	37,900	38	(38)	—	—	—	—
Restricted stock retired for tax withholding	(31,627)	(32)	32	—	—	—	—
Stock-based compensation	—	—	230,690	—	—	—	230,690
Net loss	—	—	—	—	—	(792,141)	(792,141)
Balance at June 30, 2025	7,959,261	$7,959	$69,666,763	359,250	$(1,037,988)	$(51,961,205)	$16,675,529

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

Index

SOCKET MOBILE, INC. CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(1,786,281)	$(1,165,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	301,315	547,434
Depreciation and amortization	681,876	520,595
Amortization of debt discount	7,291	2,925
Amortization of operating lease ROU Asset	255,439	243,050
Changes in operating assets and liabilities:
Accounts receivable	(184,168)	(850,523)
Inventories	97,578	223,017
Prepaid expenses and other current assets	(143,555)	(121,091)
Other assets	(22,277)	1,000
Accounts payable and accrued expenses	(43,053)	198,466
Accrued payroll and related expenses	(83,466)	153,696
Net deferred revenue on shipments to distributors	(20,180)	(158,036)
Deferred service revenue	(473)	1,742
Net change in operating lease liability	(257,457)	(235,653)
Net cash used in operating activities	(1,197,411)	(638,424)
Investing activities
Purchases of equipment and computer hardware and software	(189,221)	(167,835)
Proceeds from tenant improvements allowance	—	72,800
Net cash used in investing activities	(189,221)	(95,035)
Financing activities
Proceeds from subordinated convertible notes payable-related party	1,250,000	—
Proceeds from subordinated convertible notes payable	250,000	—
Proceeds from stock options exercised	—	23,750
Net cash provided by financing activities	1,500,000	23,750
Net decrease in cash and cash equivalents	113,368	(709,709)
Cash and cash equivalents at beginning of period	2,491,964	2,826,630
Cash and cash equivalents at end of period	$2,605,332	$2,116,921
Supplemental disclosure of cash flow information
Cash paid for interest	$211,591	$179,589
Supplemental disclosure of non-cash activities
Property acquired under operating lease	$—	$8,230

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2025

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. In response to financial market volatility in March 2023, the Company entered into an Insured Cash Sweep (“ICS”) Deposit Placement Agreement with IntraFi Network LLC, facilitated by its bank, Bridge Bank—a division of Western Alliance Bank. In December 2024, the Company exited the ICS program in light of improved market conditions and to achieve cost savings. As of June 30, 2025, and December 31, 2024, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and debt approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

With the adoption of ASC 606 “Revenue from Contracts with Customers” in 2017, the Company recognizes revenue on sales to distributors when shipping of product is completed and title transfers to distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. On June 30, 2025, the deferred revenue and deferred cost on shipments to distributors were $374,141 and $144,717, respectively, compared to $392,543 and $142,939, respectively, on December 31, 2024.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2025

The Company also earns revenue from its SocketCare extended warranty program, which provides extended warranty and accidental breakage coverage for selected products. Customers can purchase a SocketCare warranty at the time of product purchase, which provides coverage for a three-year or a five-year term. Revenues from SocketCare services are recognized ratably over the life of the extended warranty contract. For the quarters ended June 30, 2025 and 2024, SocketCare revenue was approximately $3,800 and $4,600, respectively. The amount of unrecognized SocketCare service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short- and long-term components. On June 30, 2025, the balance of unrecognized SocketCare service revenue was $30,252, compared to $30,725 as of December 31, 2024.

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

Leases

On May 1, 2022, the Company entered into a building lease agreement for its corporate headquarters located in Fremont, CA. On June 30, 2025, the balances of right-of-use assets and liabilities for the operating lease were $2,348,698 and $2,559,204, respectively, compared to $2,604,137 and $2,816,661, respectively, on December 31, 2024.

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

NOTE 3 — Intangible Assets

In 2021, the Company entered into the Technology Transfer Agreement with SpringCard SAS. The Unaudited Condensed Balance Sheets include the intangible assets of the acquired technology at the carrying amount, net of amortization of $1,368,425 as of June 30, 2025.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2025

The intangible assets are amortized on a straight-line basis over their estimated useful lives of fifteen years, beginning on April 1, 2021. As of June 30, 2025, the estimated future amortization of these intangible assets is as follows:

Fiscal Year	Amount
2025 (July 1, 2025 to December 31, 2025)	$63,648
2026	127,296
2027	127,296
2028	127,296
2029	127,296
Thereafter	795,593
$1,368,425

The amortization expense was $31,824 and $63,648 for the three and six months ended June 30 in both 2025 and 2024.

NOTE 4 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories on June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
	2025	2024
Raw materials and sub-assemblies	$5,860,409	$5,716,202
Finished goods	64,456	221,241
Inventory reserves	(1,080,943)	(995,943)
Inventory, net	$4,843,922	$4,941,500

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

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2025

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

There were no amounts borrowed on the Company’s bank credit lines as of June 30, 2025 and December 31, 2024.

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

The Company and the requisite noteholders have executed a series of Secured Subordinated Convertible Note Extension Agreements to extend the maturity date of the 2020 notes. The first agreement, dated November 16, 2022, extended the maturity date to August 30, 2024. A second extension, executed on May 1, 2024, further extended the maturity date to August 30, 2025. Most recently, on July 31, 2025, a third extension agreement was executed, extending the maturity date to August 30, 2027. All other terms and conditions of the notes remain unchanged and in full force and effect.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2025

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

On May 30, 2025, the Company completed a secured subordinated convertible note financing of $1,500,000, with $1,250,000 raised from related parties, including board directors and employees, and $250,000 from non-related party outside investors. The proceeds of the Financing are used to increase the Company’s working capital balances. The secured subordinated convertible notes have a three-year term and mature on May 30, 2028. The interest rate on the Notes is 10% per year, payable quarterly in cash. The holder of each Note may require the Company to repay the principal amount of the Note plus accrued interest at any time after May 30, 2026. The Notes are secured by the assets of the Company and are subordinated to the Company’s debts with Western Alliance Bank, its senior lender. The principal amount of each Note is convertible at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $1.07 per share. Failure to pay the principal payment or any interest payment (with 5 days delinquency) when due are events of default under the Notes. The Company filed and caused it to be declared effective pursuant to the Securities Act of 1933, as amended, in November 2024 a Registration Statement to provide for resales of the shares of Common Stock issuable upon conversion of the Notes.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2025

The amortization of debt discount was $3,646 and $1,463 for the quarter ended June 30, 2025 and 2024, respectively.

Total interest expense recognized related to the convertible note was $116,112 and $218,388 for the three and six months ended June 30, 2025, respectively, compared to $76,257 and $152,514 for the same periods in 2024.

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

Revenues by geographic areas for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Americas	$2,866,482	$3,925,767	$5,927,264	$7,484,083
Europe	578,726	567,372	1,124,805	1,162,447
Asia Pacific	596,531	588,259	955,590	1,412,665
Total revenues	$4,041,739	$5,081,398	$8,007,659	$10,059,195

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
BlueStar, Inc.	34%	43%	32%	33%
Synnex Corporation	10%	*	10%	*
Ingram Micro Inc.	*	17%	*	17%
Nippon Primex, Inc.	*	*	*	10%

*Customer accounted for less than 10% of the Company’s total revenue

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2025

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks and the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances on June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
	2025	2024
BlueStar, Inc.	29%	32%
Ingram Micro Inc.	14%	15%
ScanSource, Inc.	17%	19%

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or due to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. The Company’s inability to procure certain materials could have a material adverse effect on the Company’s results. For the six months ended June 30, 2025 and 2024, the top three suppliers accounted for 48% and 55% of inventory purchases. As of June 30, 2025 and December 31, 2024, 27% and 26%, respectively, of the Company’s accounts payable balances were concentrated with top two suppliers.

NOTE 8 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of stock options and restricted stock, based on the fair value of the awards as of the date that the awards are issued. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period.

The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. There were no stock options granted for the three and six months ended June 30, 2025.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2025

The shares of restricted stock are issued to employees and consultants and are held in escrow by the Company until the shares vest, subject to the employees and consultants being a continuing service provider on each of the vesting dates. If the service or employment is terminated, unvested shares revert to the Company. Shares are registered at grant, so share owners may vote at the annual stockholder meeting. Shares of restricted stock are granted on a zero cost basis. Compensation cost of the restricted stock is recognized on a straight-line basis over the life of vesting period. For the six months ended June 30, 2025 and 2024, the Company awarded 643,793 and 500,750 shares of restricted stock, respectively. As of June 30, 2025, there were 1,172,617 shares of restricted stock outstanding. Due to the existence of restrictions on sale or transfer until the shares vest, the Company does not count the shares of restricted stock as issued and outstanding shares until they vest. During the first six months of 2025, 421,590 shares of restricted stock were issued to employees through vesting. The market value of the vested shares is subject to tax withholding.

Total stock-based compensation expenses for the three and six months ended June 30, 2025 were $230,690 and $301,315, respectively, compared to expenses of $274,734 and $547,434 in the corresponding periods a year ago.

NOTE 9 — Net Loss Per Share

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(792,141)	$(607,631)	$(1,786,281)	$(1,165,046)

Denominator: Weighted average shares outstanding used in computing net loss per share:
Basic	7,937,484	7,571,940	7,883,760	7,511,378
Diluted	7,937,484	7,571,940	7,883,760	7,511,378

Net loss per share applicable to common stockholders:
Basic	$(0.10)	$(0.08)	$(0.23)	$(0.16)
Diluted	$(0.10)	$(0.08)	$(0.23)	$(0.16)

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2025

In the three and six months ended June 30, 2025, 1,107,700 stock options, 4,605,775 shares for convertible notes, and 50,000 warrants were excluded in the calculation of diluted net loss per share as their effect would have been anti-dilutive.

In the three and six months ended June 30, 2024, 1,130,846 stock options, 2,152,934 shares for convertible notes, and 50,000 warrants were excluded in the calculation of diluted net loss per share as their effect would have been anti-dilutive.

NOTE 10 — Income Taxes

The Company did not record an income tax expense in the three and six months ended June 30, 2025 and 2024, respectively.

NOTE 11 — Commitments and Contingencies

Operating Lease Obligations

In February 2022, the Company entered into a lease agreement for approximately 35,913 square feet at 40675 Encyclopedia Circle in Fremont, California. This location serves as the Company’s Corporate Headquarters, including office space and manufacturing. The current monthly rent is $54,940.

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

As of June 30, 2025, the balances of right-of-use assets and liabilities were approximately $2.35 million and $2.56 million, respectively, compared to approximately $2.60 million and $2.82 million, respectively, on December 31, 2024.

In July 2022, the Company also signed a two-year equipment operating lease agreement and the future lease payments are discounted at the interest rate of 5.5%.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2025

The operating lease expense was allocated in cost of goods sold and operating expenses based on department headcount and amounted to $161,682 and $323,363 for the three and six months ended June 30, 2025, respectively, compared to $161,681 and $323,363 for the three and six months ended June 30, 2024, respectively.

Cash payments included in the measurement of the Company’s operating lease liabilities were $164,291 and $325,382 for the three and six months ended June 30, 2025, respectively, compared to $159,537 and $315,967, respectively, for the corresponding prior year periods.

Future minimum lease payments for the operating lease in effect as of June 30, 2025 are shown below:

Annual minimum payments:	Amount
2025 (July 2025 through December 31, 2025)	331,782
2026	676,750
2027	692,644
2028	713,423
2029	425,647
Total minimum payments	2,840,246
Less: Present value factor	(281,042)
Total operating lease liabilities	2,559,204
Less: Current portion of operating lease	(553,254)
Long-term portion of operating lease	$2,005,950

Purchase Commitments

As of June 30, 2025, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $2,856,000.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2025

NOTE 12 — Subsequent Events

On July 31, 2025, the Company and the requisite noteholders executed an extension agreement, extending the maturity date of the Secured Subordinated Convertible Note issued on August 30, 2020, from August 30, 2025, to August 30, 2027. All other terms and conditions of the note remain in full force and effect.

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

The Company and its Products

We are a leading provider of data capture and delivery solutions for enhanced productivity in workforce mobilization. Our products are incorporated into mobile applications used in point of sale (POS), commercial services (field workers), asset tracking, manufacturing process and quality control, transportation and logistics (goods tracking and movement), event management (ticketing, entry,access control, and identification), medical and education. Our primary products are cordless data capture devices incorporating barcode scanning or RFID/Near Field Communications (NFC) technologies that connect over Bluetooth. All products work with applications running on smartphones, mobile computers and tablets using operating systems from Apple® (iOS), Google™ (Android™) and Microsoft® (Windows®). We offer an easy-to-use software developer kit (CaptureSDK) to application providers, which enables them to provide their users with our advanced barcode scanning features. Our products are integrated in their application solutions and are marketed by the application providers or the resellers of their applications. The number of our registered application providers for data capture applications continues to grow.

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

Results of Operations

Revenues

Total revenues for the second quarter of 2025 were approximately $4.04 million, reflecting a 20% decline compared to $5.08 million in the same period last year. The decrease reflects continued softness in customer demand. In addition, concerns over potential tariff disruptions caused a significant slowdown in distributor inventory purchases, leading to reduced bookings in Q2 and impacting our gross shipments.

Gross Margins

Our gross profit margin on sales reached 49.9% in Q2 2025, slightly lower from 50.9% in the same period last year. The margin held steady despite lower revenue, supported by ongoing cost control efforts and the use of lower-cost components in several high-volume SKUs.

Research and Development Expense

In the second quarter of 2025, engineering expenses were approximately $1,101,000, reflecting a 11% decrease compared to approximately $1,232,000 in Q2 2024. The reduction was primarily driven by cost-cutting initiatives, particularly lower employee-related costs.

Index

Sales and Marketing Expense

Sales and marketing expenses in the second quarter of 2025 totaled approximately $1,025,000, reflecting an 11% decrease compared to approximately $1,154,000 in the same quarter last year. The reduction was primarily driven by cost-cutting initiatives, particularly lower employee-related costs.

General and Administrative Expense

In the second quarter of 2025, the Company incurred approximately $569,000 in general and administrative expenses, reflecting a 22% decrease from approximately $733,000 in the same quarter of 2024. The reduction was primarily driven by cost-cutting initiatives, including lower employee-related costs and reduced spending on outside professional services.

Interest Expense, Net of Interest Income

Interest expense and other, net of interest income and other, was approximately $115,000 in the second quarter of 2025 compared to $72,000 in the second quarter of 2024. Interest expenses in the first quarter of both 2025 and 2024 were related to interest on secured subordinated convertible notes payable (see “NOTE 6 — Secured Subordinated Convertible Notes Payable” for more information). There were no outstanding balances of credit lines during the three and six months ended June 30, 2025 and 2024.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable first quarters, reflecting low average rates of return.

Income Taxes

In the three and six months ended June 30, 2025, we did not record any income tax expense. As of June 30, 2025, our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at $10,663,419. In the three and six months ended June 30, 2024, we did not record any income tax expense. As of June 30, 2024, our deferred tax asset, primarily representing future income tax savings from the application of net operating loss carry forwards, was valued at $10,112,419.

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

Index

Liquidity and Capital Resources

As reflected in our Statements of Cash Flows, net cash used in operating activities was approximately $1,197,000 in the first half of 2025, compared to net cash used in operating activities amounted to approximately $638,000 in the first half of 2024. We calculate net cash used in operating activities by adjusting our net loss (approximately a net loss of approximately $1,786,000 and a net loss of $1,165,000 in the first half of 2025 and 2024, respectively) with the items that did not require the use of cash. Those items include stock-based compensation expense, depreciation and amortization of equipment and intangible assets, amortization of debt discount and operating lease ROU assets, and deferred tax expenses (benefits). These amounts totaled approximately $1,246,000 and $1,314,000 in the first half of 2025 and 2024, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In the first half of 2025, changes in operating assets and liabilities resulted in net cash used in operating activities of approximately $657,000. This was primarily due to operating lease payment, higher accounts receivable driven by increased shipment levels at the end of the quarter, and an increase in prepaid expenses. In the first half of 2024, changes in operating assets and liabilities resulted in net cash used in operating activities of approximately $787,000 which were primarily from increased accounts receivable levels driven by higher shipment levels at the end of the quarter and operating lease payments. The uses of cash were partially offset by reduction in inventory and increase in accounts payable.

In the first half of 2025 and 2024, we invested approximately $189,000 and $168,000, respectively, in leasehold improvements, computer software development costs, and manufacturing tooling costs. In Q1 2024, these investing activities were offset by proceeds from a tenant improvements allowance amounting to $72,800.

Net cash provided by financing activities was $1,500,000 in the first half of 2025, compared to $24,000 in the same period of 2024. The 2025 amount primarily reflects proceeds from a secured subordinated note financing completed during the quarter, while 2024 financing activities consisted solely of proceeds from stock option exercises.

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

Index

Contractual Obligations

Our contractual cash obligations on June 30, 2025 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Unconditional purchase obligations with contract manufacturers	$2,856,000	$2,789,000	$67,000	$—	$—
Operating lease	2,841,000	667,000	1,388,000	786,000	—
Total contractual obligations	$5,697,000	$3,456,000	$1,455,000	$786,000	$—

Off-Balance Sheet Arrangements

As of June 30, 2025, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

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

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. Based on a sensitivity analysis of our net foreign currency denominated assets at the end of the quarter ended June 30, 2025, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the second quarter of 2025 of approximately $48,400. For the second quarter of 2025, the actual net adjustment for the effects of changes in foreign currency on cash balances, collections, and payables, was a net gain of approximately $30,000. We will continue to monitor and assess our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because we distribute and fulfill resellers’ orders for our products primarily through distributors, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build-up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity. During the six months ended June 30, 2025 and 2024, Ingram Micro® and BlueStar together represented approximately 42% and 50%, respectively, of our worldwide sales. We expect that a significant portion of our sales will continue to depend on sales to a limited number of distributors.

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

As of August 8, 2025, we had 7,961,462 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to Form S-3 prospectus delivery requirements and, in other cases, only to the manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of August 8, 2025, we had 1,107,698 shares of common stock subject to outstanding options under our stock option plans, 1,132,292 shares of restricted stock outstanding, and 334,601 shares of common stock available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and restricted stock and reserved them for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options and unvested restricted stock will be eligible for resale in the public market as soon as the options are exercised or the restricted stock vests, as applicable.

Volatility in the trading price of our common stock could negatively impact the price of our common stock.

During the period from January 1, 2024 through August 8, 2025, our common stock price fluctuated between a high of $1.72 and a low of $0.91. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.
Registrant

Date: August 14, 2025	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2025	/s/ Lynn Zhao
Lynn Zhao
Vice President of Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index