Form 10-Q
period 2025-09-30
SOCKET MOBILE, INC.
filed 2025-11-07
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2025

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

The number of shares of Common Stock ($0.001 par value) outstanding as of November 3, 2025 was 7,976,462 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$3,106,842	$3,872,336	$11,114,501	$13,931,531

Cost of revenues	1,626,269	1,975,151	5,617,768	6,945,258

Gross profit	1,480,573	1,897,185	5,496,733	6,986,273

Operating expenses:
Research and development	1,026,648	1,162,025	3,259,487	3,602,060
Sales and marketing	934,587	1,122,261	3,066,023	3,307,777
General and administrative	577,325	644,175	1,800,238	2,128,030
Total operating expenses	2,538,560	2,928,461	8,125,748	9,037,867

Operating loss	(1,057,987)	(1,031,276)	(2,629,015)	(2,051,594)

Interest expense, net	(140,063)	(84,164)	(355,316)	(228,892)

Net loss before income taxes	(1,198,050)	(1,115,440)	(2,984,331)	(2,280,486)

Income tax benefit (expense)	—	—	—	—

Net loss	$(1,198,050)	$(1,115,440)	$(2,984,331)	$(2,280,486)

Net loss per share:

Basic	$(0.15)	$(0.15)	$(0.38)	$(0.30)
Diluted	$(0.15)	$(0.15)	$(0.38)	$(0.30)

Weighted average shares outstanding:

Basic	7,961,311	7,601,071	7,909,909	7,541,591
Diluted	7,961,311	7,601,071	7,909,909	7,541,591

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED BALANCE SHEETS

	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,015,749	$2,491,964
Accounts receivable, net	1,544,986	1,588,095
Inventories, net	4,681,250	4,941,500
Prepaid expenses and other current assets	547,570	430,719
Deferred cost on shipments to distributors	108,984	142,939
Total current assets	8,898,539	9,595,217

Property and equipment:
Machinery and office equipment	3,012,960	2,776,992
Computer equipment, software and website development	3,872,754	3,732,733
	6,885,714	6,509,725
Accumulated depreciation	(4,643,465)	(3,722,424)
Property and equipment, net	2,242,249	2,787,301

Intangible assets, net	1,336,601	1,432,073
Other long-term assets	285,911	263,634
Deferred tax assets	10,663,419	10,663,419
Operating lease right-of-use asset	2,218,508	2,604,137
Total assets	$25,645,227	$27,345,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,197,242	$1,298,165
Accrued payroll and related expenses	509,177	678,768
Deferred revenue on shipments to distributors	344,431	392,543
Short term portion of deferred service revenue	18,489	17,886
Subordinated convertible notes payable, net of discount	400,000	150,000
Subordinated convertible notes payable, net of discount-related party	5,079,361	3,818,424
Operating lease – current portion	564,150	532,027
Total current liabilities	8,112,850	6,887,813
Long-term portion of deferred service revenue	11,210	12,839
Operating lease - long-term portion	1,860,655	2,284,634
Total liabilities	9,984,715	9,185,286

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: authorized 20,000,000 shares, 8,320,712 issued and 7,961,462 outstanding at September 30, 2025, and 7,964,881 shares issued and 7,605,631 shares outstanding at December 31, 2024	7,961	7,606
Additional paid-in capital	69,849,794	69,365,801
Treasury stock	(1,037,988)	(1,037,988)
Accumulated deficit	(53,159,255)	(50,174,924)
Total stockholders’ equity	15,660,512	18,160,495
Total liabilities and stockholders’ equity	$25,645,227	$27,345,781

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2024	7,605,631	$7,606	$69,365,801	359,250	$(1,037,988)	$(50,174,924)	$18,160,495
Vesting of restricted stocks	421,190	421	(421)	—	—	—	—
Restricted stock retired for tax withholding	(73,833)	(74)	74	—	—	—	—
Stock-based compensation	—	—	70,625	—	—	—	70,625
Net loss	—	—	—	—	—	(994,140)	(994,140)
Balance at March 31, 2025	7,952,988	$7,953	$69,436,079	359,250	$(1,037,988)	$(51,169,064)	$17,236,980
Vesting of restricted stock	37,900	38	(38)	—	—	—	—
Restricted stock retired for tax withholding	(31,627)	(32)	32	—	—	—	—
Stock-based compensation	—	—	230,690	—	—	—	230,690
Net loss	—	—	—	—	—	(792,141)	(792,141)
Balance at June 30, 2025	7,959,261	$7,959	$69,666,763	359,250	$(1,037,988)	$(51,961,205)	$16,675,529
Vesting of restricted stocks	2,825	3	(3)	—	—	—	—
Restricted stock retired for tax withholding	(624)	(1)	1	—	—	—	—
Stock-based compensation	—	—	183,033	—	—	—	183,033
Net loss	—	—	—	—	—	(1,198,050)	(1,198,050)
Balance at September 30, 2025	7,961,462	$7,961	$69,849,794	359,250	$(1,037,988)	$(53,159,255)	$15,660,512

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

Index

SOCKET MOBILE, INC. CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(2,984,331)	$(2,280,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	484,348	798,192
Depreciation and amortization	1,016,513	796,258
Amortization of debt discount	10,937	4,691
Amortization of operating lease ROU asset	385,629	366,839

Changes in operating assets and liabilities:
Accounts receivable	43,109	258,438
Inventories	260,250	158,634
Prepaid expenses and other current assets	(116,851)	(31,046)
Other assets	(22,277)	1,000
Accounts payable and accrued expenses	(100,923)	(247,127)
Accrued payroll and related expenses	(169,591)	178,067
Net deferred revenue on shipments to distributors	(14,157)	(80,323)
Deferred service revenue	(1,026)	1,263
Net change in operating lease liability	(391,856)	(358,850)
Net cash used in operating activities	(1,600,226)	(434,450)

Investing activities
Purchases of PP&E including software and website development	(375,989)	(564,440)
Proceeds from tenant improvements allowance	—	72,800
Net cash used in investing activities	(375,989)	(491,640)

Financing activities
Proceeds from subordinated convertible notes payable, net of discount	250,000	—
Proceeds from subordinated convertible notes payable, net of discount - related party	1,250,000	989,049
Proceeds from stock options exercised	—	23,750
Net cash provided by financing activities	1,500,000	1,012,799
Net increase (decrease) in cash and cash equivalents	(476,215)	86,709
Cash and cash equivalents at beginning of period	2,491,964	2,826,630
Cash and cash equivalents at end of period	$2,015,749	$2,913,339

Supplemental disclosure of cash flow information
Cash paid for interest	$350,221	$266,164
Supplemental disclosure of non-cash activities
Property acquired under operating lease	$—	$8,230

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2025

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. In response to financial market volatility in March 2023, the Company entered into an Insured Cash Sweep (“ICS”) Deposit Placement Agreement with IntraFi Network LLC, facilitated by its bank, Bridge Bank—a division of Western Alliance Bank. In December 2024, the Company exited the ICS program in light of improved market conditions and to achieve cost savings. As of September 30, 2025, and December 31, 2024, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and debt approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

With the adoption of ASC 606 “Revenue from Contracts with Customers” in 2017, the Company recognizes revenue on sales to distributors when shipping of product is completed and title transfers to distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. On September 30, 2025, the deferred revenue and deferred cost on shipments to distributors were $344,431 and $108,984, respectively, compared to $392,543 and $142,939, respectively, on December 31, 2024.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2025

The Company also earns revenue from its SocketCare extended warranty program, which provides extended warranty and accidental breakage coverage for selected products. Customers can purchase a SocketCare warranty at the time of product purchase, which provides coverage for a three-year or a five-year term. Revenues from SocketCare services are recognized ratably over the life of the extended warranty contract. For the quarters ended September 30, 2025 and 2024, SocketCare revenue was approximately $4,000 and $4,800, respectively. The amount of unrecognized SocketCare service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short- and long-term components. On September 30, 2025, the balance of unrecognized SocketCare service revenue was $29,699, compared to $30,725 as of December 31, 2024.

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

Leases

On May 1, 2022, the Company entered into a building lease agreement for its corporate headquarters located in Fremont, CA. On September 30, 2025, the balances of right-of-use assets and liabilities for the operating lease were $2,218,508 and $2,424,805, respectively, compared to $2,604,137 and $2,816,661, respectively, on December 31, 2024.

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

NOTE 3 — Intangible Assets

In 2021, the Company entered into the Technology Transfer Agreement with SpringCard SAS. The Unaudited Condensed Balance Sheets include the intangible assets of the acquired technology at the carrying amount, net of amortization of $1,336,601 as of September 30, 2025.

The intangible assets are amortized on a straight-line basis over their estimated useful lives of fifteen years, beginning on April 1, 2021. As of September 30, 2025, the estimated future amortization of these intangible assets is as follows:

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2025

Fiscal Year	Amount
2025 (October 1, 2025 to December 31, 2025)	$31,824
2026	127,296
2027	127,296
2028	127,296
2029	127,296
Thereafter	795,593
$1,336,601

The amortization expense was $31,824 and $95,472 for the three and nine months ended September 30 in both 2025 and 2024.

NOTE 4 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories on September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
	2025	2024
Raw materials and sub-assemblies	$5,444,577	$5,404,171
Finished goods	317,616	533,272
Inventory reserves	(1,080,943)	(995,943)
Inventory, net	$4,681,250	$4,941,500

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

September 30, 2025

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

There were no amounts borrowed on the Company’s bank credit lines as of September 30, 2025 and December 31, 2024.

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

September 30, 2025

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

The amortization of debt discount was $3,646 and $1,766 for the quarter ended September 30, 2025 and 2024, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2025

Total interest expense recognized related to the convertible note was $142,276 and $360,663 for the three and nine months ended September 30, 2025, respectively, compared to $88,342 and $240,856 for the same periods in 2024.

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

Revenues by geographic areas for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Americas	$2,302,844	$2,919,294	$8,230,108	$10,403,377
Europe	386,339	609,203	1,511,144	1,771,650
Asia Pacific	417,659	343,839	1,373,249	1,756,504
Total revenues	$3,106,842	$3,872,336	$11,114,501	$13,931,531

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
BlueStar, Inc.	31%	32%	32%	33%
Scansource, Inc.	14%	*	10%	*
Ingram Micro Inc.	*	18%	*	17%
*Customer accounted for less than 10% of the Company’s total revenue

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2025

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks and the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances on September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
	2025	2024
BlueStar, Inc.	36%	32%
ScanSource, Inc.	26%	19%
Sektor Ltd. AU.	10%	*
Ingram Micro Inc.	*	15%
*Customer accounted for less than 10% of the Company’s accounts receivable balances.

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or due to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. The Company’s inability to procure certain materials could have a material adverse effect on the Company’s results. For the nine months ended September 30, 2025 and 2024, the top three suppliers accounted for 51% and 54% of inventory purchases. As of September 30, 2025 and December 31, 2024, 30% and 31%, respectively, of the Company’s accounts payable balances were concentrated with top three suppliers.

NOTE 8 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of stock options and restricted stock, based on the fair value of the awards as of the date that the awards are issued. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period.

The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. There were no stock options granted for the three and nine months ended September 30, 2025.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2025

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

The shares of restricted stock are issued to employees and consultants and are held in escrow by the Company until the shares vest, subject to the employees and consultants being a continuing service provider on each of the vesting dates. If the service or employment is terminated, unvested shares revert to the Company. Shares are registered at grant, so share owners may vote at the annual stockholder meeting. Shares of restricted stock are granted on a zero cost basis. Compensation cost of the restricted stock is recognized on a straight-line basis over the life of vesting period. For the nine months ended September 30, 2025 and 2024, the Company awarded 643,793 and 466,750 shares of restricted stock, respectively. As of September 30, 2025, there were 1,132,292 shares of restricted stock outstanding. Due to the existence of restrictions on sale or transfer until the shares vest, the Company does not count the shares of restricted stock as issued and outstanding shares until they vest. During the first nine months of 2025, 461,915 shares of restricted stock were issued to employees through vesting. The market value of the vested shares is subject to tax withholding.

Total stock-based compensation expenses for the three and nine months ended September 30, 2025 were $183,033 and $484,348, respectively, compared to expenses of $250,758 and $798,192 in the corresponding periods a year ago.

NOTE 9 — Net Loss Per Share

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(1,198,050)	$(1,115,440)	$(2,984,331)	$(2,280,486)

Denominator: Weighted average shares outstanding used in computing net loss per share:
Basic	7,961,311	7,601,071	7,909,909	7,541,591
Diluted	7,961,311	7,601,071	7,909,909	7,541,591

Net loss per share applicable to common stockholders:
Basic	$(0.15)	$(0.15)	$(0.38)	$(0.30)
Diluted	$(0.15)	$(0.15)	$(0.38)	$(0.30)

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2025

In the three and nine months ended September 30, 2025, 1,107,698 stock options, 4,605,775 shares for convertible notes, and 50,000 warrants were excluded in the calculation of diluted net loss per share as their effect would have been anti-dilutive.

In the three and nine months ended September 30, 2024, 1,130,258 stock options, 3,203,906 shares for convertible notes, and 50,000 warrants were excluded in the calculation of diluted net loss per share as their effect would have been anti-dilutive.

NOTE 10 — Income Taxes

The Company did not record an income tax expense in the three and nine months ended September 30, 2025 and 2024, respectively.

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

As of September 30, 2025, the balances of right-of-use assets and liabilities were $2,218,508 and $2,424,805 respectively, compared to $2,604,137 and $2,816,661, respectively, on December 31, 2024.

In July 2022, the Company also signed a two-year equipment operating lease agreement and the future lease payments are discounted at the interest rate of 5.5%.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2025

The operating lease expense was allocated in cost of goods sold and operating expenses based on department headcount and amounted to $161,682 and $485,045 for the three and nine months ended September 30, 2025, respectively, compared to $161,681 and $485,045 for the three and nine months ended September 30, 2024, respectively.

Cash payments included in the measurement of the Company’s operating lease liabilities were $165,891 and $491,273 for the three and nine months ended September 30, 2025, respectively, compared to $161,091 and $477,057, respectively, for the corresponding prior year periods.

Future minimum lease payments for the operating lease in effect as of September 30, 2025 are shown below:

Annual minimum payments:	Amount
2025 (October 2025 through December 31, 2025)	165,891
2026	676,751
2027	692,644
2028	713,423
2029	425,646
Total minimum payments	2,674,355
Less: Present value factor	(249,550)
Total operating lease liabilities	2,424,805
Less: Current portion of operating lease	(564,150)
Long-term portion of operating lease	$1,860,655

Purchase Commitments

As of September 30, 2025, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $3,358,000.

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

NOTE 12 — Subsequent Events

The Company has reviewed events occurring after September 30, 2025, through the date of this report. Other than those described below, the Company did not identify any subsequent events that would require adjustment to, or disclosure in, the unaudited condensed financial statements.

25,000 stock options were granted from the 2004 Equity Incentive Plan.

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

Results of Operations

Revenues

Total revenues for the third quarter of 2025 were approximately $3.1 million, representing a 20% decline compared to $3.9 million in the same period last year. For the nine-month period, revenue decreased by 20.2% to approximately $11.1 million from $13.9 million in the prior year. The decrease primarily reflects slower distributor bookings and reduced channel inventory during the quarter. In addition, several deployment deals were delayed as customers remained cautious with spending and focused on cash preservation

Gross Margins

Our gross profit margin on sales reached 47.7% in Q3 2025, slightly lower from 49% in the same period last year. For the nine-month period, the margin was 49.5%, down from 50.1% in 2024. The decline primarily reflects the impact of fixed overhead costs spread over a lower revenue base.

Research and Development Expense

Research and development expense in the three and nine months ended September 30, 2025, were approximately $1.0 million and $3.3 million, respectively, representing decreases of 12% and 10% compared to $1.2 million and $3.6 million in the corresponding periods a year ago. The reduction in expenses primarily reflects management-implemented cost-saving measures which resulted in lower employee costs. We anticipate a slight increase in the general and administrative expenses for the remainder of the year.

Index

Sales and Marketing Expense

Sales and marketing expenses in the three and nine months ended September 30, 2025, were approximately $0.9 million and $3.1 million, respectively, representing decreases of 17% and 7% compared to $1.1 million and $3.3 million in the corresponding periods a year ago. The reduction was primarily driven by cost-cutting initiatives, particularly lower employee-related costs. We anticipate a slight increase in the general and administrative expenses for the remainder of the year.

General and Administrative Expense

General and administrative expenses in the three and nine months ended September 30, 2025 were approximately $0.58 million and $1.8 million, respectively, representing a decrease of 10% and 15% compared to expenses of approximately $0.64 million and $2.1 million in the corresponding periods a year ago. The reduction was primarily driven by cost-cutting initiatives, including lower employee-related costs and reduced spending on outside professional services. We anticipate a slight decrease in the general and administrative expenses for the remainder of the year.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, in the three and nine months ended September 30, 2025 was approximately $140,000 and $355,000, respectively, compared to approximately $84,000 and $229,000, respectively, in the same periods one year ago. Interest expense was related to interest on the secured subordinated convertible notes payable (see “NOTE 6 — Secured Subordinated Convertible Notes Payable” of the notes to consolidated financial statements for more information).

There were no outstanding balances of credit lines during the three and nine months ended September 30, 2025 and 2024.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable first quarters, reflecting low average rates of return.

Income Taxes

We did not record any income tax expense for the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, our deferred tax assets, primarily representing future income tax savings from the application of net operating loss carry forwards, were valued at $10,663,419 and $10,663,419, respectively.

Index

Liquidity and Capital Resources

As reflected in our Statements of Cash Flows, net cash used in operating activities was approximately $1,600,000 in the first nine months of 2025, compared to net cash used in operating activities of approximately $434,000 in the first nine months of 2024. We calculate net cash used in operating activities by adjusting our net loss (approximately a net loss of approximately $3.0 million and $2.3 million in the first nine months of 2025 and 2024, respectively) with items that did not require the use of cash. Those items include stock-based compensation expense, depreciation and amortization of equipment and intangible assets, amortization of debt discount and operating lease ROU assets, and deferred tax benefits. These amounts totaled approximately $1.9 million and $2.0 million in the first nine months of 2025 and 2024, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

In the first nine months of 2025, changes in operating assets and liabilities resulted in net cash used in operating activities of approximately $513,000, primarily due to operating lease payments, a reduction in accrued payroll expenses, an increase in prepaid expenses, and a decrease in accounts payable. These uses of cash were partially offset by cash released from lower inventory balance as of September 30, 2025.

In the first nine months of 2024, changes in operating assets and liabilities resulted in net cash used in operating activities of approximately $120,000, primarily due to operating lease payments. This was partially offset by a release of cash from a reduced accounts receivable balance as of September 30, resulting from lower shipment levels at the end of the quarter.

In the first nine months of 2025 and 2024, we invested approximately $376,000 and $564,000, respectively, in manufacturing tooling, firmware development, website development, and leasehold improvements. In 2024, these investing activities were offset by proceeds from a tenant improvements allowance amounting to $72,800.

Net cash provided by financing activities was approximately $1.5 million in the first nine months of 2025, compared to net cash provided of approximately $1.0 million in the comparable period a year ago. In 2025, financing activities consisted of the completion of secured subordinated note financing of $1,500,000. In contrast, financing activities in 2024 consisted primarily of the completion of secured subordinated note financing of approximately $989,000, and the proceeds of employee stock options in the amount of $23,750.

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

Index

Contractual Obligations

Our contractual cash obligations on September 30, 2025 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$3,358,000	$3,358,000	$—	$—	$—
Operating lease	2,675,000	672,000	1,397,000	606,000	—
Total contractual obligations	$6,033,000	$4,030,000	$1,397,000	$606,000	$—

Off-Balance Sheet Arrangements

As of September 30, 2025, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

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

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. Based on a sensitivity analysis of our net foreign currency denominated assets at the end of the quarter ended September 30, 2025, an adverse change of 10% in exchange rates would have resulted in an increase in our net loss for the third quarter of 2025 by approximately $48,700. For the third quarter of 2025, the actual net adjustment for the effects of changes in foreign currency on cash balances, collections, and payables, was a net loss of approximately $840. We will continue to monitor and assess our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because we distribute and fulfill resellers’ orders for our products primarily through distributors, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build-up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity. During the nine months ended September 30, 2025 and 2024, Ingram Micro® and BlueStar together represented approximately 40% and 50%, respectively, of our worldwide sales. We expect that a significant portion of our sales will continue to depend on sales to a limited number of distributors.

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

As of November 3, 2025, we had 7,976,462 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to Form S-3 prospectus delivery requirements and, in other cases, only to the manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of November 3, 2025, we had 1,132,698 shares of common stock subject to outstanding options under our stock option plans, 1,117,292 shares of restricted stock outstanding, and 309,601 shares of common stock available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and restricted stock and reserved them for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options and unvested restricted stock will be eligible for resale in the public market as soon as the options are exercised or the restricted stock vests, as applicable.

Volatility in the trading price of our common stock could negatively impact the price of our common stock.

During the period from January 1, 2024 through November 3, 2025, our common stock price fluctuated between a high of $1.72 and a low of $0.82. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: November 7, 2025	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 7, 2025	/s/ Lynn Zhao
Lynn Zhao
Vice President of Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index