Form 10-K
period 2025-12-31
SOCKET MOBILE, INC.
filed 2026-03-30
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant’s Common Stock ($0.001 par value) held by non-affiliates of the registrant was approximately $6,595,000 based on the closing sale price as reported on the NASDAQ Marketplace system.

The number of shares of Common Stock ($0.001 par value) outstanding as of March 25, 2026: 8,222,958 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III are incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 3, 2026. Such Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

XtremeScan family. Our XtremeScan product line consists of three configurations: XtremeScan Case, XtremeScan, and XtremeScan Grip, all designed for iPhone. This product family marks a significant milestone in our commitment to delivering high-quality data capture solutions for customers in industrial, manufacturing, warehousing, oil and gas, and airports. XtremeScan enables iPhones to withstand harsh industrial conditions, offering robust scanning capabilities with military-grade durability. The product family expanded in 2024 with the introduction of several XtremeScan Mag devices, catering for the growing number of workers using a single phone for both personal and business needs. The Bring Your Own Device ( BYOD) market is a significant yet underserved segment where we see strong growth potential. XtremeScan is fully compatible with iPhone 17e, a durable, cost-effective device designed for industrial environments. With an extra-long battery life, enhanced drop resistance, and the trusted iOS platform, it is expected to become the go-to device for demanding industrial sectors. XtremeScan, combined with iPhones 17e, will empower industrial businesses with durable, adaptable, and future-ready data capture technology.

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

DuraScan® Family. Our DuraScan® family includes 700 Series companion scanners (D720, D730, D740, D745, D751, D755, D760, D762, D764, D765), 800 Series attachable scanners (D800, D820, D840, D860), and the Wearable 900 Series (DW930, DW940). Designed for rugged work environments, DuraScan data readers offer exceptional durability, making them ideal for industries such as warehousing, manufacturing, and distribution.

SocketScan family. Our SocketScan family offers a range of versatile solutions designed for seamless integration into various business applications. It includes the 300 Series countertop readers (S320, S370), the 500 Series NFC Mobile Wallet Reader (S550), the 700 Series companion scanners (S720, S730, S740), and the 800 Series attachable scanners (S800, S820, S840, S860). With an easy setup process and user-friendly design, SocketScan enhances efficiency by delivering fast, high-performance 1D/2D scanning while reducing human errors. Whether scanning barcodes, reading NFC data, or handling combo applications, SocketScan ensures accuracy and reliability across diverse industries.

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

Personnel

Our future success will depend in significant part upon the continued service of certain of our key technical and senior management personnel, and our continuing ability to attract, assimilate and retain highly qualified technical, managerial, and sales and marketing personnel. Our total employee headcount was 53 and 59 as of December 31, 2025 and 2024, respectively. Our employees are not represented by a union, and we consider our employee relationships to be good. As of December 31, 2025, we had 17 persons in sales, marketing, and customer service, 13 persons in development engineering, 7 persons in finance and administration, and 16 persons in operations.

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

Because we distribute and fulfill resellers’ orders for our products primarily through distributors, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build-up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity. During the twelve months ended December 31, 2025 and 2024, Ingram Micro® and BlueStar Inc. and ScanSource, Inc together represented approximately 49% and 55%, respectively, of our worldwide sales. We expect that a significant portion of our sales will continue to depend on sales to a limited number of distributors.

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

A number of our officers and senior managers have been employed for more than twenty years by us, including our President, Chief Financial Officer, Chief Information Officer, Vice President of Operations and Vice President of Engineering/Chief Technical Officer. Our future success will depend upon the continued service of key officers and senior managers. Competition for officers and senior managers is intense, and there can be no assurance that we will be able to retain our existing senior personnel. The loss of one or more of our officers or key senior managers could adversely affect our ability to compete.

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

As of March 25, 2026, we had 8,222,958 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to Form S-3 prospectus delivery requirements and, in other cases, only to the manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of March 25, 2026, we had 1,296,634 shares of common stock subject to outstanding options under our stock option plans, 733,194 shares of restricted stock outstanding, and 602,347 shares of common stock available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and restricted stock and reserved them for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options and unvested restricted stock will be eligible for resale in the public market as soon as the options are exercised or the restricted stock vests, as applicable.

Volatility in the trading price of our common stock could negatively impact the price of our common stock.

During the period from January 1, 2025 through March 25, 2026, our common stock price fluctuated between a high of $1.72 and a low of $0.82. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

Item 2. Properties

In February 2022, the Company entered into an 87-month operating lease agreement for an approximately 35,913 square-foot facility in Fremont, California, where our office and manufacturing operations are located. The current monthly rent obligation is $54,940, subject to annual 3% increases each May.

Item 3. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Company’s common stock is traded on the NASDAQ Marketplace under the symbol “SCKT.”

On March 25, 2026, the closing sales price for our common stock of 8,222,958 shares as reported on the NASDAQ Marketplace, was $0.88. We have not paid dividends on our common stock, and we currently intend to retain future earnings for use in our business and do not anticipate paying dividends in the foreseeable future.

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

	Years Ended December 31,
(Amounts in thousands, except per share)	2021	2022	2023	2024	2025
Income Statement Data:
Revenues	$23,199	$21,238	$17,034	$18,763	$15,078
Cost of Sales	$12,436	$10,366	$8,463	$9,311	$7,590
Operating expenses	$9,739	$10,812	$11,584	$11,914	$10,707
Net income (loss) before income taxes	$2,564	$(621)	$(3,363)	$(2,793)	$(3,715)
Income tax benefit (expense)	$1,903	$708	$1,444	$551	$(10,663)
Net income (loss)	$4,466	$87	$(1,919)	$(2,242)	$(14,378)
Net income (loss) per share:
Basic	$0.58	$0.01	$(0.27)	$(0.30)	$(1.81)
Diluted	$0.48	$0.01	$(0.27)	$(0.30)	$(1.81)
Weighted average shares outstanding:
Basic	6,991	7,185	7,230	7,558	7,925
Diluted	8,923	7,533	7,230	7,558	7,925

	At December 31,
	2021	2022	2023	2024	2025
Balance Sheet Data:
Cash and cash equivalents	$6,096	$3,624	$2,827	$2,492	$2,032
Total assets	$25,575	$28,598	$28,742	$27,346	$14,437

Bank line of credit	$—	$—	$—	$—	$—
Term loan	$625	$125	$—	$—	$—
Related party convertible notes payable	$1,201	$1,231	$2,836	$3,818	$5,083
Convertible notes payable	$144	$147	$150	$150	$400
Operating lease	$258	$3,737	$3,292	$2,817	$2,289

Total stockholders’ equity	$20,046	$20,322	$19,420	$18,161	$4,279

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

Net cash used in operating activities was $1,249,819 for 2025, compared with net cash used in operating activities of $521,485 for 2024.

In 2025 and 2024, we invested approximately $0.5 million and $0.7 million, respectively, in computer software development, website development, and manufacturing tooling. We expect to continue our investing activities, including planned capital expenditures.

Net cash provided by financing activities in 2025 was $1.3 million, compared to approximately $0.9 million in net cash provided by financing activities in 2024. In 2025, financing activities primarily consisted of $1,500,000 in proceeds from convertible notes, partially offset by approximately $173,000 used to repurchase common stock to satisfy tax withholding obligations. In 2024, financing activities primarily consisted of $974,000 in proceeds from convertible notes and approximately $24,000 from the exercise of stock options. These proceeds were offset by the acquisition of common stock for tax withholding obligations, totaling approximately $95,000.

We can borrow under the existing $1.0 million revolving credit facility, which matures on July 31, 2026. On December 31, 2025, the Company had no outstanding drawings against the revolving credit facility.

The primary factors affecting our liquidity include the amount and timing of revenues, the collection of receivables from customers, payments to suppliers, and capital expenditures. We believe our existing cash balances and capital resources, including available borrowing capacity under our revolving credit facility and potential convertible note financing, are sufficient to meet our anticipated capital requirements, fund operations, and support growth initiatives. However, our cash requirements may change as business conditions evolve.

Critical Accounting Policies

Our significant accounting policies are described in Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our Annual Reports on Form 10-K for the years ended December 31, 2025 and 2024. The application of these policies requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on a combination of historical experience and reasonable judgment applied to other facts. Actual results may differ from these estimates, and such differences may be material to the financial statements. In addition, the use of different assumptions or judgments may result in different estimates. We believe our critical accounting policies that are subject to these estimates are: Accounts Receivable Reserves, Revenue Recognition and Reserve for Future Returns, Inventory Valuation and Reserve, Stock-Based Compensation, Intangible Assets, Impairment of Long-Lived Assets, and Income Taxes.

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

Income Taxes

Effective December 31, 2025, the Company recorded a full valuation allowance of $10,663,419 against our deferred tax assets. In assessing the realizability of deferred tax assets, we considered all available positive and negative evidence, with significant weight given to objectively verifiable negative evidence, including cumulative losses in recent years. Based on this evaluation and in accordance with ASC 740, we concluded that it is more likely than not that our deferred tax assets will not be realized as of December 31, 2025.

The Company accounts for uncertain tax positions in accordance with ASC 740. We recognize the tax benefit from a tax position only if it is more likely than not that the position will be sustained upon examination by the relevant taxing authorities, based on the technical merits of the position. The amount of benefit recognized is measured as the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2025, the Company had unrecognized tax benefits of approximately $991,000.

Results of Operations for Years Ended December 31, 2025 and 2024

Revenues

Revenue for 2025 was $15.1 million, representing a decrease of 20% compared to revenue of $18.8 million for 2024. The decline was primarily attributable to a challenging macroeconomic environment, including reduced customer spending and longer sales cycles, as well as continued headwinds within our distribution channels, which resulted in lower order volumes.

Gross Margins

The annual gross margins on revenue decreased to 49.7% in 2025 from 50.4% in 2024. The decline primarily reflects lower sales volumes, which reduced absorption of fixed costs, partially offset by disciplined cost management and operational efficiency initiatives. Despite these headwinds, our focus on optimizing production processes and controlling direct costs helped maintain resilient gross margins.

Research and Development Expenses

For the years ended December 31, 2025 and 2024, our research and development expenses were approximately $4.4 million and $4.7 million, respectively, representing a decrease of approximately $370,000, or 8%. The decrease was primarily driven by cost management initiatives, including reduced employee-related expenses, as we focused R&D efforts on high-priority projects and optimized resource allocation. These actions allowed us to maintain progress on key product development initiatives while improving operational efficiency.

Research and development expenses as a percentage of revenue were 29% in 2025 and 25% in 2024. We believe that a continued investment in R&D is essential to maintaining or achieving a leadership position for our existing products, delivering innovative new product offerings, and providing engineering support for key customers. In addition, our ability to accelerate time to market for new products is critical to driving revenue growth. Accordingly, we expect to continue making significant R&D investments in the future. The level of investment as a percentage of revenue may fluctuate depending on revenue levels and investment cycles.

Sales and Marketing Expenses

Sales and marketing expenses in 2025 were approximately $4.0 million, a decrease of approximately 10% compared to $4.4 million in 2024. The decrease was primarily driven by reductions in employee-related costs, as we optimized the sales and marketing workforce and aligned resources with strategic priorities. These actions improved operational efficiency while continuing to support revenue growth initiatives.

General and Administrative Expenses

General and administrative expenses in 2025 were $2.4 million, representing a decrease of approximately $413,000 or 15% compared to $2.8 million in 2024. The decrease was primarily driven by reductions in employee-related costs and professional services, as we optimized administrative resources and implemented cost management initiatives. These actions improved operational efficiency while maintaining the support necessary for critical business functions and corporate operations.

Interest Expense, net of Interest Income

Interest expense and other, net of interest income and other, was approximately $497,000 in 2025 compared to approximately $331,000 in 2024. Interest expense in both 2025 and 2024 was primarily related to the subordinated convertible notes (see Note 4, Secured Subordinated Convertible Notes Payable, of the Notes to Financial Statements included in this Annual Report on Form 10-K for further information).

Interest income reflects the interest earned on cash balances. Interest income was nominal in each of the comparable periods.

Income Taxes

We recorded an income tax expense of $10.7 million in 2025, compared to an income tax benefit of $551,000 (an effective tax rate of 19.7%) in 2024. The change was primarily attributable to the establishment of a full valuation allowance against our deferred tax assets in 2025.

Quarterly Results of Operations

The following table sets forth a summary of quarterly statements of operations data for each of the quarters in 2024 and 2023. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein, and, in our opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended (unaudited)
(Amounts in thousands, except per share amounts)	Mar 31, 2024	Jun 30, 2024	Sep 30, 2024	Dec 31, 2024	Mar 31, 2025	Jun 30, 2025	Sep 30, 2025	Dec 31, 2025
Summary Quarterly Data:
Revenue	$4,978	$5,081	$3,872	$4,831	$3,966	$4,042	$3,107	$3,963
Cost of revenue	2,473	2,497	1,975	2,366	1,968	2,024	1,626	1,972
Gross profit	2,505	2,584	1,897	2,465	1,998	2,018	1,481	1,991
Operating expenses:
Research and development	1,208	1,232	1,162	1,119	1,132	1,101	1,027	1,091
Sales and marketing	1,031	1,154	1,122	1,106	1,107	1,025	935	924
General and administrative	751	733	644	651	653	569	577	566
Total operating expenses	2,990	3,119	2,928	2,876	2,892	2,695	2,539	2,581
Interest expense, net	(72)	(73)	(84)	(102)	(100)	(115)	(140)	(141)
Income tax (expense) benefit	—	—	—	551	—	—	—	(10,663)
Net income (loss)	$(557)	$(608)	$(1,115)	$38	$(994)	$(792)	$(1,198)	$(11,394)
Basic net income (loss) per share	$(0.07)	$(0.08)	$(0.15)	$0.00	$(0.13)	$(0.10)	$(0.15)	$(1.43)
Fully diluted net income (loss) per share	$(0.07)	$(0.08)	$(0.15)	$0.00	$(0.13)	$(0.10)	$(0.15)	$(1.43)

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

Contractual Obligations

Our contractual obligations as of December 31, 2025 are outlined in the table shown below:

	Payments Due by Period
Contractual Obligations	Total	1 year	2 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$2,869,000	$2,869,000	$—	$—	$—
Operating leases	2,509,000	677,000	1,406,000	426,000	—
Total contractual obligations	$5,378,000	$3,546,000	$1,406,000	$426,000	$—

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Recent Accounting Pronouncements

See Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this Annual Report on Form 10-K for additional information regarding the status of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our credit line facilities. Our domestic bank credit facility provides for borrowings of up to $1.0 million and has a variable interest rate based upon the lender’s prime rate (minimum of 4.25%) plus 0.75%. Accordingly, interest rate increases could theoretically increase our interest expense on any outstanding borrowings under the credit facility. However, as of December 31, 2025, there were no outstanding balances under this facility.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. Based on a sensitivity analysis of our net foreign currency denominated assets and expenses at the beginning, during and at the end of the quarter ended December 31, 2025, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the fourth quarter 2025 of approximately $48,000 if left unprotected. For the fourth quarter of 2025, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, and payables, was a net loss of $3,000. We will continue to monitor, assess, and mitigate through hedging activities, our risks related to foreign currency fluctuations.

Item 8. Financial Statements and Supplementary Data

The supplementary information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Socket Mobile, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Socket Mobile, Inc. (“the Company”) as of December 31, 2025 and 2024, the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2013

Draper, UT

March 30, 2026

Auditor Firm ID: 3627

SOCKET MOBILE, INC.
BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,032,468	$2,491,964
Accounts receivable, net	1,711,047	1,588,095
Inventories, net	4,220,822	4,941,500
Prepaid expenses and other current assets	548,379	430,719
Deferred cost on shipments to distributors	122,480	142,939
Total current assets	8,635,196	9,595,217

Property and equipment:
Machinery and office equipment	3,101,647	2,776,992
Computer equipment	3,786,880	3,732,733
	6,888,527	6,509,725
Accumulated depreciation	(4,763,692)	(3,722,424)
Property and equipment, net	2,124,835	2,787,301

Intangible assets, net	1,304,777	1,432,073
Other long-term assets	285,911	263,634
Deferred tax assets	—	10,663,419
Operating lease right-of-use asset	2,086,621	2,604,137
Total assets	$14,437,340	$27,345,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,309,675	$1,298,165
Accrued payroll and related expenses	713,205	678,768
Deferred revenue on shipments to distributors	335,874	392,543
Short term portion of deferred service revenue	18,091	17,886
Subordinated convertible notes payable, net of discount	400,000	150,000
Subordinated convertible notes payable, net of discount-related party	5,083,007	3,818,424
Operating lease – current portion	575,172	532,027
Total current liabilities	8,435,024	6,887,813

Long-term portion of operating lease	1,713,536	2,284,634
Long-term portion of deferred service revenue	10,167	12,839
Total liabilities	10,158,727	9,185,286

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares, Issued 8,336,193 and 7,964,881, and outstanding 7,976,943 and 7,605,631 at December 31, 2025 and December 31, 2024, respectively	7,977	7,606
Additional paid-in capital	69,862,086	69,365,801
Treasury stock, at cost (359,250 shares as of December 31, 2025, and 2024)	(1,037,988)	(1,037,988)
Accumulated deficit	(64,553,462)	(50,174,924)
Total stockholders’ equity	4,278,613	18,160,495
Total liabilities and stockholders’ equity	$14,437,340	$27,345,781

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024

Revenues	$15,078,332	$18,762,520

Cost of revenues	7,590,002	9,311,111

Gross profit	7,488,330	9,451,409

Operating expenses:
Research and development	4,350,447	4,720,639
Sales and marketing	3,990,205	4,414,074
General and administrative	2,366,210	2,779,197
Total operating expenses	10,706,862	11,913,910

Operating loss	(3,218,532)	(2,462,501)

Interest expense, net	(496,587)	(330,849)

Net loss before income taxes	(3,715,119)	(2,793,350)
Income tax benefit (expense)	(10,663,419)	551,000
Net loss	$(14,378,538)	$(2,242,350)

Net loss per share:
Basic	$(1.81)	$(0.30)
Fully diluted	$(1.81)	$(0.30)

Weighted average shares outstanding:
Basic	7,925,328	7,557,622
Fully diluted	7,925,328	7,557,622

See accompanying notes.

SOCKET MOBILE, INC. STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance on December 31, 2023	7,336,121	$7,336	$68,383,230	359,250	$(1,037,988)	$(47,392,574)	$19,420,004
Vesting of restricted stock	316,519	316	(316)	—	—	—	—
Restricted stock retired for tax withholding	(72,009)	(71)	(95,134)	—	—	—	(95,205)
Exercise of stock options	25,000	25	23,725	—	—	—	23,750
Stock-based compensation	—	—	1,054,296	—	—	—	1,054,296
Net loss	—	—	—	—	—	(2,242,350)	(2,242,350)
Balance on December 31, 2024	7,605,631	$7,606	$69,365,801	359,250	$(1,037,988)	$(50,174,924)	$18,160,495
Vesting of restricted stock	477,715	477	(477)	—	—	—	—
Acquisition of common stock for tax withholding obligations	(106,402)	(106)	(172,436)	—	—	—	(172,542)
Stock-based compensation	—	—	669,198	—	—	—	669,198
Net loss	—	—	—	—	—	(14,378,538)	(14,378,538)
Balance on December 31, 2025	7,976,943	$7,977	$69,862,086	359,250	$(1,037,988)	$(64,553,462)	$4,278,613

See accompanying notes.

SOCKET MOBILE, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024
Operating activities
Net loss	$(14,378,538)	$(2,242,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	669,198	1,054,296
Depreciation and amortization	1,326,897	1,088,721
Deferred tax expenses (benefits)	10,663,419	(551,000)
Amortization of debt discount	14,583	8,761
Amortization of operating lease ROU asset	517,516	492,181
Changes in operating assets and liabilities:
Accounts receivable	(122,952)	111,601
Inventories	720,678	467,547
Prepaid expenses and other current assets	(117,660)	10,011
Other assets	(22,277)	(13,919)
Accounts payable and accrued expenses	11,510	(307,066)
Accrued payroll and related expenses	34,437	98,794
Net deferred revenue on shipments to distributors	(36,210)	(253,486)
Deferred service revenue	(2,467)	(1,973)
Net change in operating lease liability	(527,953)	(483,603)
Net cash used in operating activities	(1,249,819)	(521,485)
Investing activities
Purchases of PP&E including software and website development	(537,135)	(788,325)
Proceeds from tenant improvements allowance	—	72,800
Net cash used in investing activities	(537,135)	(715,525)
Financing activities
Proceeds from subordinated convertible notes payable	1,250,000	973,799
Proceeds from subordinated convertible notes payable – related party	250,000	973,799
Acquisition of common stock for tax withholding obligations	(172,542)	(95,205)
Proceeds from stock options exercised	—	23,750
Net cash provided by financing activities	1,327,458	902,344
Net decrease in cash and cash equivalents	(459,496)	(334,666)
Cash and cash equivalents at beginning of year	2,491,964	2,826,630
Cash and cash equivalents at end of year	$2,032,468	$2,491,964
Supplemental disclosure of cash flow information
Cash paid for interest	$488,851	$366,491

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. As of December 31, 2025, and December 31, 2024, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The Company has never experienced any losses in such accounts.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

ASC topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy that prioritizes the inputs in measuring fair value based on their observability in the market.

The hierarchy consists of:

Level 1: Observable inputs, such as quoted prices in active markets.

Level 2: Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3: Unobservable inputs in which little or no market data exists, requiring the entity to develop its own assumptions.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximates their fair value due to their relatively short period time to maturity.

Foreign Currency

The functional currency for the Company is the U.S. dollar. However, the Company requires European distributors to purchase products in Euros and British pounds and pays the expenses of European employees in Euros and British pounds. In 2025, the total net adjustment for the effects of changes in foreign currency on cash balances, collections, and payables was a net gain of $44,000 compared to a net loss of $26,700 in 2024.

Accounts Receivable Allowances

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers. Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible. The following table describes the activity in the allowance for doubtful accounts for the years ended December 31, 2025 and 2024:

Year	Balance at Beginning of Year	Charged to Costs and Expenses	Amounts Written Off	Balance at End of Year

2025	$40,651	$—	$—	$40,651
2024	$40,651	$—	$—	$40,651

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

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Inventories, net of write-downs, at December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
Raw materials and sub-assemblies	$5,006,124	$5,716,202
Finished goods	350,640	221,241
Inventory reserves	(1,135,942)	(995,943)
Inventory, net	$4,220,822	$4,941,500

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
Prepaid insurance	$63,939	$73,008
Product certification costs	139,617	102,716
Prepaid inventory purchases	224,031	113,340
Prepaid maintenance contracts and other prepaid expenses	120,792	141,655
Prepaid expenses and other current assets	$548,379	$430,719

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method, over the estimated useful lives of the assets ranging from one to five years. Computer software and hardware are amortized over two to three years, while machinery and equipment are typically amortized over three years. Manufacturing tooling is amortized over a span of two to three years, and improvements to leasehold are amortized over the remaining lease term. Assets under finance leases are amortized in a manner consistent with the Company’s normal depreciation policy for owned assets, or the remaining lease term as applicable. Depreciation expenses in the years ended December 31, 2025 and 2024, were $1,199,601 and $961,425, respectively.

Intangible Assets

The Company’s intangible assets consist of completed technologies and acquired license rights. Intangible assets are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible assets. Amortization is computed using the straight-line method over the estimated useful lives of the assets. For the years ended December 31, 2025 and 2024, the amortization expenses of intangible assets were $127,296.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. For the years ended December 31, 2025 and 2024, we did not recognize any impairment loss of its long-lived assets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks. To date, the Company has not experienced losses on investments.

The Company’s trade accounts receivable is primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances as of December 31, 2025 and December 31, 2024 were as follows:

	December 31,
	2025	2024
Bluestar, Inc.	43%	32%
ScanSource, Inc.	19%	19%
EET UK Distribution Ltd.	11%	*
Ingram Micro Inc.	*	15%
* Customer accounted for less than 10% of the Company’s accounts receivable balances

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. If the Company were unable to procure certain of such materials, it could have a material adverse effect upon its results. As of December 31, 2025, 33% of the Company’s accounts payable balances were concentrated with the top two suppliers. For the years ended December 31, 2025 and 2024, 63% of inventory purchases, respectively, were from top four suppliers.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Revenue Recognition and Deferred Revenue

With the adoption of ASC 606 “Revenue from Contracts with Customers” in 2017, the Company recognizes revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. As of December 31, 2025, the deferred revenue and deferred cost on shipments to distributors were $335,874 and $122,480 respectively, compared to $392,543 and $142,939, respectively, as of December 31, 2024.

The Company generally recognizes revenues on sales to customers other than distributors upon shipment provided that contract with the customer is identified, performance obligations in the contract are satisfied, and the price is determined. Most of our customers other than distributors do not have a right of return except under warranty.

The Company also generates revenue through its SocketCare services program, which offers extended warranty and accidental breakage coverage for select products. For the years ended December 31, 2025 and 2024, the SocketCare revenues were approximately $16,100 and $19,300, respectively. The service, which can be purchased at the time of product acquisition, provides coverage for three-year and five-year terms. Revenue from the SocketCare services program is recognized ratably over the duration of the extended warranty contract. The amount of unrecognized SocketCare service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in both short-term and long-term components. As of December 31, 2025 and 2024, the balances of unrecognized SocketCare service revenue were $28,258 and $30,725, respectively.

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

Leases

The Company adopted ASU 2016-02 effective January 1, 2019. On May 1, 2022, the Company entered into a building lease agreement for its corporate headquarters located in Fremont, CA. As of December 31, 2025, the balances of right-of-use assets and liabilities for the operating leases were approximately $2.10 million and $2.30 million, respectively, compared to approximately $2.60 million and $2.80 million, respectively, as of December 31, 2024.

Warranty

The Company’s products typically carry a one-year warranty. The Company reserves for estimated product warranty costs at the time revenue is recognized based upon the Company’s historical warranty experience, and additionally for any known product warranty issues. If actual costs differ from initial estimates, the Company records the difference in the period they are identified. Actual claims are charged against the warranty reserve. The following table describes activity in the reserves for product warranty costs for the years ended December 31, 2025 and 2024:

Year	Balance at Beginning of Year	Additional Warranty Reserves	Amounts Charged to Reserves	Balance at End of Year

2025	$78,871	$8,076	$(8,076)	$78,871
2024	$78,871	$10,038	$(10,038)	$78,871

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include salaries and employee benefits, stock-based compensation expense, third party development costs including consultants and outside services, and allocations of overhead and occupancy costs. In 2025, these costs amounted to approximately $4.35 million, a decrease from approximately $4.72 million in 2024.

Software Development Costs

Costs incurred to develop computer software to be sold or otherwise marketed are expensed as incurred until technological feasibility has been established. Once technological feasibility is established, qualifying development costs are capitalized and amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product, generally three to five years. Amortization of capitalized software development costs is included in the cost of revenues.

The Company did not capitalize any software development costs during the years ended December 31, 2025 or 2024. Accordingly, amortization expense was $0 for both periods, and there were no unamortized capitalized software development costs as of December 31, 2025 and 2024.

Advertising Costs

Advertising costs are charged to sales and marketing as incurred. The Company incurred $24,125 and $29,370, in advertising costs during 2025 and 2024, respectively.

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

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net loss per share:

	Years Ended December 31,
	2025	2024
Numerator:
Net loss	$(14,378,538)	$(2,242,350)

Denominator: Weighted average shares outstanding used in computing net loss per share:
Basic	7,925,328	7,557,622
Diluted	7,925,328	7,557,622
Net loss per share applicable to common stockholders:
Basic	$(1.81)	$(0.30)
Diluted	$(1.81)	$(0.30)

In 2025, the shares used in computing net loss per share do not include 1,132,700 stock options, 1,116,491 shares of unvested stocks, 50,000 warrants, and 4,605,775 shares for convertible notes as their effects are anti-dilutive. In 2024, the shares used in computing net loss per share do not include 1,130,260 stock options, 1,078,841 shares of unvested restricted stocks, 50,000 warrants, and 3,203,906 shares for convertible notes as their effects are anti-dilutive.

Stock-Based Compensation Expense

The Company has incentive plans that reward employees with stock options and shares of restricted stocks. The compensation cost for these stock-based awards is measured based on the fair value of the awards as of the grant date. The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period, which is usually the service period.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Revenues by geographic region for the years ended December 31, 2025 and 2024, are as follows:

	Years Ended December 31,
Revenues: (in thousands)	2025	2024
United States	$11,131	$13,863
Europe	2,086	2,318
Asia and rest of world	1,861	2,582
Total	$15,078	$18,763

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers accounted for at least 10% of total revenues for the years ended December 31, 2025 and 2024 were as follows:

	Years Ended December 31,
	2025	2024
BlueStar, Inc.	33%	32%
ScanSource, Inc.	10%	*
Ingram Micro Inc.	*	16%
*Customers accounted for less than 10% of total revenues

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

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 — Intangible Assets

In 2021, the Company entered into the Technology Transfer Agreement with SpringCard SAS (“SpringCard”), a market leader at the forefront of innovative electronic design and development. Its contactless and wireless solutions support a wide range of customers, ranging from large multinational corporations to locally focused businesses. As of December 31, 2025, our Balance Sheets reflect the intangible assets of the acquired technology at a net carrying amount of $1,304,777, after accumulated amortization.

The anticipated future amortization of these intangible assets as of December 31, 2025, is as follows:

Fiscal Year	Amount
2026	127,296
2027	127,296
2028	127,296
2029	127,296
2030	127,296
Thereafter	668,297
$1,304,777

NOTE 3 — Bank Financing Arrangements

The Company maintains a credit facility with Western Alliance Bank (the “Bank”), which, as amended, provides for borrowings of up to $1.0 million at a variable rate equal to the lender’s prime rate plus 0.75% (subject to a 4.25% minimum). The facility matures in July 2026.

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

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Eighth Business Financing Modification Agreement

On January 20, 2026, the Company entered into the Eighth Business Financing Modification Agreement and Waiver of Default with the Bank. Under the terms of the agreement, the Bank waived the Company’s covenant defaults for the third quarter and the fourth quarter of 2025. The agreement also revised certain terms of the credit facilities, including: (i) modifying the covenant to require the Company to maintain a minimum cash balance of $1.0 million in accounts held with the Bank, measured as of the last day of each month; (ii) reducing the credit card limit to $0.2 million and the domestic credit line limit to $1.0 million; (iii) extending the maturity date of the facilities to July 31, 2026; and (iv) increasing the permitted amount of subordinated debt to an aggregate amount not to exceed $6.5 million.

There were no amounts borrowed at year end on the Company’s bank credit facilities as of December 31, 2025 and December 31, 2024.

NOTE 4 — Secured Subordinated Convertible Notes Payable

The Company has issued multiple series of secured subordinated convertible notes (collectively, the “Notes”) between 2020 and 2025. The Notes are secured by substantially all of the Company’s assets and are subordinated to the Company’s obligations under its senior credit facility with Western Alliance Bank.

All Notes bear interest at 10% per annum, payable quarterly in cash. Each series is convertible at the holder’s option into shares of the Company’s common stock at fixed conversion prices established at issuance. Beginning one year after issuance, holders may require the Company to repay principal and accrued interest. Failure to pay principal or interest when due (subject to a five-day grace period) constitutes an event of default.

Proceeds from the issuances were used for general working capital purposes.

In connection with certain issuances involving related parties, the transactions were reviewed and approved in accordance with the Company’s related-party transaction policies. The Company filed and obtained effectiveness of registration statements under the Securities Act of 1933, as amended, covering the resale of shares issuable upon conversion of the applicable Notes.

Summary of Secured Subordinated Convertible Notes

Issuance Year	Principal Issued	Principal Outstanding*	Maturity Date	Conversion Price
2020	$1,400,000	$1,400,000	August 30, 2027	$1.46
2023	$1,600,000	$1,600,000	May 26, 2026	$1.34
2024	$1,000,000	$1,000,000	August 21, 2027	$0.9515
2025	$1,500,000	$1,500,000	May 30, 2028	$1.07
*Principal outstanding as of December 31, 2025.

Total amortization of debt discount related to all convertible notes was $14,583 and $8,761 for the year ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the remaining debt discount balance was $16,993.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Total interest expenses related to the convertible note were $502,939 and $336,491 for the years ended December 31, 2025 and 2024, respectively.

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

As of December 31, 2025, the balances of right-of-use assets and liabilities were approximately $2.09 million and $2.29 million, respectively, compared to approximately $2.60 million and $2.82 million, respectively, on December 31, 2024.

The operating lease expense under the existing agreement was allocated in cost of goods sold and operating costs based on department headcount and amounted to $646,726 for the twelve-month periods ended December 31, 2025 and 2024, respectively.

Cash payments included in the measurement of our existing operating lease liabilities were $657,164 and $638,148 for the twelve-month periods ended December 30, 2025 and 2024, respectively.

Future minimum lease payments under the existing operating lease as of December 31, 2025 are shown below:

Annual minimum payments:	Amount
2026	676,751
2027	692,644
2028	713,423
2029	425,646
Total minimum payments	2,508,464
Less: Present value factor	(219,756)
Total operating lease liabilities	2,288,708
Less: Current portion of operating lease	(575,172)
Long-term portion of operating lease	$1,713,536

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

Purchase Commitments

On December 31, 2025, the Company’s non-cancelable purchase commitments for inventory to be used in the ordinary course of business during 2026 were approximately $2,869,000.

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

The 2004 Plan allows for an annual increase in the number of shares authorized under the plan to be added on the first day of each fiscal year equal to the least amount of 400,000 shares, 4% of the outstanding shares on that date, or an amount as determined by the Board of Directors. On January 1, 2026 and 2025, a total of 319,078 and 304,225 additional shares, respectively, became available for grant from the 2004 Plan.

Stock-Based Compensation Information

The stock-based compensation expense included in the Company’s statements of income for the years ended December 31, 2025 and 2024, consisted of the following:

	Years Ended December 31,
Income Statement Classification	2025	2024
Cost of revenues	$108,413	$119,872
Research and development	$212,465	$318,258
Sales and marketing	$192,869	$283,672
General and administrative	$155,451	$332,494
Stock-based compensation expenses	$669,198	$1,054,296

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2025, the remaining unamortized stock-based compensation expense was $1,139,147 and is expected to be amortized over a weighted average period of 2.4 years.

Stock Options – Stock option awards have an exercise price equal to the closing price on the date of grant, expire ten years from the date of grant and vest over a four-year period at 25% per year. The Company calculates the value of each stock option grant, estimated on the date of grant, using binomial lattice option pricing model.

On October 1, 2025, the Company granted 25,000 stock options at a closing market price of $1.02.

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

The weighted-average estimated fair value of stock options granted in 2025 was $0.581, determined using a binomial lattice valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2025	2024
Risk-free interest rate (%)	4.12%	4.24%
Dividend yield	—	—
Volatility factor	54.03%	106.88%
Expected option life (years)	10	3.41

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

The table below presents the information related to stock option activity for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Total intrinsic value of stock options exercised	$—	$(23,688)
Cash received from stock option exercises	$—	$23,750

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

The following summarizes stock option activity under the 2004 Plan as of and for the years ended December 31, 2025, and 2024:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price Per Share	Remaining Contractual Term (in years)	Intrinsic Value
Balance as of December 31, 2023	1,151,115	$3.11
Granted	688,936	$1.12
Exercised	(25,000)	$0.42
Canceled	(684,791)	$0.13
Balance as of December 31, 2024	1,130,260	$1.93
Granted	25,000	$1.02
Exercised	—	—
Canceled	(22,560)	$2.63
Balance as of December 31, 2025	1,132,700	$1.89	6.50	$0.00
Exercisable	649,330	$2.47	4.92	$0.00
Unvested	483,370	$1.11	8.58	$0.00

Stock options outstanding as of December 31, 2025 are summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$1.02 - $1.08	119,000	8.17	$1.08	44,521	$1.07
$1.1197 - $1.12	613,349	8.50	$1.12	204,458	$1.12
$1.90 - $2.27	110,825	2.08	$1.99	110,825	$1.99
$2.32	94,275	3.67	$2.32	94,275	$2.32
$2.45 - $2.52	19,000	3.08	$2.48	19,000	$2.48
$2.75	33,600	0.25	$2.75	33,600	$2.75
$2.93 - $2.95	28,051	2.75	$2.93	28,051	$2.93
$3.05	12,000	6.50	$3.05	12,000	$3.05
$3.73 - $3.88	17,000	0.92	$3.81	17,000	$3.81
$4.22 - $5.00	40,600	2.50	$4.45	40,600	$4.45
$8.58	45,000	5.33	$8.58	45,000	$8.58
$1.02 - $8.58	1,132,700	6.50	$1.89	649,330	$2.47

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

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

The following summarizes information related to restricted stock activity under the 2004 Plan for the years ended December 31, 2025 and 2024:

	Number of Restricted Stocks	Weighted Average Price Per Share
Unvested as of December 31, 2023	991,199	$2.83
Granted	506,000	$1.11
Vested	(316,519)	$1.16
Forfeited	(101,840)	$2.18
Unvested as of December 31, 2024	1,078,840	$0.98
Granted	643,793	$1.42
Vested	(477,715)	$2.00
Forfeited	(128,427)	$3.33
Unvested as December 31, 2025	1,116,491	$1.14

NOTE 7 — Shares Reserved

Common stock reserved for future issuance was as follows:

	December 31,
	2025	2024
Stock option grants outstanding (see Note 6)	1,132,700	1,130,260
Secured subordinated convertible notes (see Note 4)	4,605,775	3,203,906
Stock warrants issued to SpringCard SAS (see Note 2)	50,000	50,000
Reserved for future grants	309,920	417,099
	6,098,395	4,751,265

NOTE 8 — Retirement Plan

The Company has a tax-deferred savings plan, the Socket Mobile, Inc. 401(k) Plan (“401(k) Plan”), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan monthly. The Company provides a match to employees’ 401(k) savings at 3% of employees’ contribution, up to $100 per month. For the years ended December 31, 2025 and 2024, total company matching contributions amounted to $45,250 and $48,950, respectively. Administrative expenses relating to the 401(k) Plan are not significant.

NOTE 9 — Income Taxes

The Company's entire pretax income / (loss) for the years ended December 31, 2025 and December 31, 2024 was from its U.S. domestic operations.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

The components of income taxes for the periods ended December 31, 2025 and 2024 are as follows:

	Years Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	—	—
Total Current	—	—
Deferred:
Federal	7,906,000	(470,000)
State	2,757,000	(81,000)
Total Deferred	10,663,000	(551,000)
Total income tax expense (benefit)	$10,663,000	$(551,000)

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

	Years Ended December 31,
	2025	2024
Income at US statutory rate	21.0%	21.0%
State taxes, net of federal benefit	12.7%	2.9%
Valuation allowance	-311.6%	0.6%
Stock compensation	-1.8%	2.4%
Tax credits	-1.1%	-0.6%
Other	-6.2%	-6.5%
Provision for taxes	-287.0%	19.7%

The principal components of deferred tax assets and (liabilities) are as follows for the period ended:

	December 31,
Deferred tax assets:	2025	2024
Net operating loss carryforwards	$6,931,000	$6,189,000
Tax credits	845,000	879,000
Accruals & reserves	962,000	1,092,000
Lease liabilities	639,000	786,000
Depreciation	(126,000)	(98,000)
Share-based compensation	171,000	160,000
Capitalized Research Costs	3,169,000	2,805,000
Total deferred tax assets	12,591,000	11,813,000
Valuation allowance	(12,015,000)	(430,000)
Net deferred tax assets	576,000	11,383,000
Deferred tax liabilities:
Amortization	8,000	8,000
ROU assets	(584,000)	(728,000)
Net deferred tax asset (liability)	$—	$10,663,000

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

The Company has not generated taxable income in any jurisdiction over the prior 12 quarters. Based on the weight of available evidence, including the Company’s recent cumulative losses, management concluded that it is more-likely-than-not that the Company’s deferred tax assets will not be realized. Accordingly, as of December 31, 2025, the Company recorded a full valuation allowance against its deferred tax assets.

As of December 31, 2025, the Company had U.S. Federal net operating loss carryforwards of $24.8 million which includes $15.6 million that expire at various dates from 2026 through 2033, and $9.3 million that have an unlimited carryforward period. As of December 31, 2025, the Company had state net operating loss carryforwards of $24.5 million that will expire at various dates from 2029 through 2044.

As of December 31, 2025, the Company had U.S. Federal research and development credit carryforwards of $0.4 million that begin to expire at various dates through 2043. As of December 31, 2025, the Company had state research and development credit carryforwards of $0.6 million that have an unlimited carryforward period.

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

The following table summarizes the activity related to the Company's unrecognized tax benefits:

Amount
Balance as of January 1, 2023	$1,009,000
Increases (decreases) for current year tax provisions	13,000
Increases (decreases) for prior year tax provisions	(25,000)
Decreases for expiration of statute of limitations	—
Settlements	—
Balance as of December 31, 2024	997,000
Increases (decreases) for current year tax provisions	24,000
Increases (decreases) for prior year tax provisions	(30,000)
Decreases for expiration of statute of limitations	—
Settlements	—
Balance as of December 31, 2025	$991,000

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

The Company files income tax returns in the U.S. federal jurisdiction and in California, and therefore subject to tax examination by couple taxing authorities. The Company is not currently under examination, and is not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period. As of December 31, 2025, the tax years from 2020 to present remain open to examination by relevant taxing jurisdictions to which the Company is subject. However, to the extent the Company utilizes net operating losses from years prior to 2020, the statute remains open to the extent of the net operating losses or other credits that are utilized.

The calculation and assessment of the Company's tax exposures generally involve the uncertainties in the application of complex tax laws and regulations for federal and state jurisdictions. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation, on the basis of the technical merits. As of December 31, 2025, and 2024, the Company had approximately $1.0 million of unrecognized tax benefits for both years. In addition, the Company believes it is reasonably possible that its unrecognized tax benefits will not change significantly within the next twelve months. Additionally, as of December 31, 2025, and 2024, the Company has not accrued any interest and penalties related to its uncertain tax positions. The Company has elected to recognize accrued interest and penalties, if any, related to uncertain tax positions in tax expense in its financial statements.

NOTE 10 — Subsequent Events

Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the audited financial statements.

On January 20, 2026, the Company entered into the Eighth Business Financing Modification Agreement and Waiver of Default with the Bank. Under the terms of the agreement, the Bank waived the Company’s covenant defaults for Q3 and Q4 2025. The agreement also revised certain terms of the credit facilities, including: (i) modifying the covenant to require the Company to maintain a minimum cash balance of $1.0 million in accounts held with the Bank, measured as of the last day of each month; (ii) reducing the credit card limit to $0.2 million and the domestic credit line limit to $1.0 million; (iii) extending the maturity date of the facilities to July 31, 2026; and (iv) increasing the permitted amount of subordinated debt to an aggregate amount not to exceed $6.5 million.

On February 27, 2026, the Board granted 232,045 stock options under the 2004 Equity Incentive Plan at an exercise price of $1.00 per share. These options were awarded to directors, employees, and a consultant to repay their voluntary compensation reductions in 2025. The options vest pro rata over four years, subject to the recipient’s continued service with the Company.

SOCKET MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS

On March 27, 2026, the Company completed a secured subordinated convertible note financing of $500,000. The notes have a three-year term and will mature on March 27, 2029. The interest rate on the notes is 10%, payable quarterly in cash. The holder of each note may require the Company to repay the principal amount of the note plus accrued interest at any time after March 27, 2027. The notes are secured by the assets of the Company and are subordinated to the Company’s debts with Western Alliance Bank, its senior lender. The principal amount of each note is convertible at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.90 per share, the closing price of the common stock on the Nasdaq Capital Market on March 27, 2026, and the most recent closing price as of the closing of the financing.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework issued in 2013. This assessment included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this assessment.

Based on our assessment using those criteria, we believe that, as of December 31, 2025, our internal control over financial reporting is effective.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 3, 2026.

Item 11. Executive Compensation

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 3, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 3, 2026.

The following table provides information as of December 31, 2025 about our common stock that may be issued under the Company’s existing equity compensation plans. For additional information about the stock-based compensation plans see Note 6, Stock-Based Compensation Plan, of the Notes to Financial Statements included in this Annual Report on Form 10-K .

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders (1)	1,132,700	$ 1.89	309,920

(1)	Consists of the 2004 Equity Incentive Plan. Pursuant to an affirmative vote by security holders in June 2004, an annual increase in the number of shares authorized under the 2004 Equity Incentive Plan is added on the first day of each fiscal year equal to the least of (a) 400,000 shares, (b) four percent of the total outstanding shares of the Company’s common stock on that date, or (c) a lesser amount as determined by the Board of Directors. As a result, a total of 319,078 shares became available for grant under the 2004 Equity Incentive Plan on January 1, 2026, in addition to those set forth in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 3, 2026.

Item 14. Principal Accounting Fees and Services

Certain information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 3, 2026.

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

SOCKET MOBILE, INC.
Registrant

Date: March 30, 2026	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevin J. Mills Kevin J. Mills	President and Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2026
/s/ Charlie Bass Charlie Bass	Chairman of the Board	March 30, 2026
/s/ Lynn Zhao Lynn Zhao	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 30, 2026
/s/ Bill Parnell Bill Parnell	Director	March 30, 2026
/s/ Ivan Lazarev Ivan Lazarev	Director	March 30, 2026
/s/ Felix Marx Felix Marx	Director	March 30, 2026

Index to Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2	Certificate of Amendment to the Restated Certificate, as filed June 20, 2013.

3.3 (2)	Bylaws, as amended February 17, 2008.

4.1 (3)	Form of Secured Subordinated Convertible Note issued August 31, 2020.

4.2 (4)	Form of Secured Subordinated Convertible Note issued May 26, 2023.

4.3 (5)	Form of Secured Subordinated Convertible Note issued August 21, 2024.

4.4 (6)	Form of Secured Subordinated Convertible Note issued May 30, 2025.

10.1 (7)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.

10.2 (8)*	2004 Equity Incentive Plan and forms of agreement thereunder.

10.3 (9)	2021 Technology Transfer Agreement, dated as of February 26, 2021, by and between the Company and SpringCard SAS.

10.4 (10)	Loan and Security Agreement dated February 27, 2014 by and between the Company and Bridge Bank, National Association.

10.5 (11)	Business Financing Modification Agreement dated February 26, 2016 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.6 (12)	Business Financing Modification Agreement dated March 20, 2017 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.7 (13)	Business Financing Modification Agreement dated January 31, 2018 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.8 (14)	Tender Offer Statement to purchase up to 1,250,000 shares of common stock at a price not greater than $4.25 nor less than $3.75 per share.

10.9 (15)	Business Financing Modification Agreement dated June 4, 2018 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.10 (16)	Business Financing Modification Agreement dated January 8, 2020 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.11 (17)	Amended and Restated Business Financing Agreement dated January 29, 2021 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.12 (18)	Second Business Financing Modification Agreement and Waiver of Defaults dated January 25, 2023 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.13	Seventh Business Financing Modification Agreement and Waiver of Defaults dated April 21, 2025 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.14	Eighth Business Financing Modification Agreement and Waiver of Defaults dated January 20, 2026 by and between the Company and Western Alliance Bank, an Arizona corporation.

10.15 (19)	Clawback Policy

11.1	Computation of Earnings per Share (see Statements of Operations in Item 8).

14.1 (20)	Code of Business Conduct and Ethics.

23.1	Consent of Sadler Gibb & Associates, LLC, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Document.

104	Cover Page Interactive Data File.

_________

* Executive compensation plan or arrangement.

(1)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on March 16, 2009

(2)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 20, 2008.

(3)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on September 1, 2020.

(4)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on May 30, 2023.

(5)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on August 22, 2024.

(6)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on June 2, 2025.

(7)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 8, 2012.

(8)	Incorporated by reference to Appendix C filed with the Company’s Form DEF 14A filed on April 29, 2004, Item 4 on Form 8-K filed on June 5, 2013 reporting extension of the Plan to April 23, 2024 and Item 3 on Form 8-K filed on June 15, 2022 reporting extension of the Plan to April 23, 2034.

(9)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 4, 2021.

(10)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 7, 2014.

(11)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 3, 2016.

(12)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on March 21, 2017.

(13)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 2, 2018.

(14)	Incorporated by reference to the Company’s Schedule TO filed on February 2, 2018.

(15)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on June 8, 2018.

(16)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on January 14, 2020.

(17)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on February 3, 2021.

(18)	Incorporated by reference to exhibits filed with the Company’s Form 8-K filed on January 25, 2023.

(19)	Incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K/A for the year ended December 31, 2024

(20)	Incorporated by reference to exhibits filed with the Company’s Form 10-K filed on March 10, 2006.

