Form 10-Q
period 2026-03-31
SOCKET MOBILE, INC.
filed 2026-05-13
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2026

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

The number of shares of Common Stock ($0.001 par value) outstanding as of May 8, 2026 was 8,240,958 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Revenues	$3,700,309	$3,965,920

Cost of revenues	1,802,790	1,968,026

Gross profit	1,897,519	1,997,894

Operating expenses:
Research and development	1,090,161	1,131,715
Sales and marketing	901,645	1,106,432
General and administrative	665,380	653,420
Total operating expenses	2,657,186	2,891,567

Operating loss	(759,667)	(893,673)

Interest expense, net	(139,909)	(100,467)

Net loss	$(899,576)	$(994,140)

Net loss per share:

Basic	$(0.11)	$(0.13)
Diluted	$(0.11)	$(0.13)

Weighted average shares outstanding:

Basic	8,135,728	7,829,484
Diluted	8,135,728	7,829,484

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,710,280	$2,032,468
Accounts receivable, net	2,197,349	1,711,047
Inventories, net	3,870,200	4,220,822
Prepaid expenses and other current assets	566,951	548,379
Deferred cost on shipments to distributors	125,247	122,480
Total current assets	8,470,027	8,635,196

Property and equipment:
Machinery and office equipment	3,125,288	3,101,647
Computer equipment	3,816,571	3,786,880
	6,941,859	6,888,527
Accumulated depreciation	(5,023,208)	(4,763,692)
Property and equipment, net	1,918,651	2,124,835

Intangible assets, net	1,272,953	1,304,777
Other long-term assets	285,911	285,911
Operating lease right-of-use asset	1,953,015	2,086,621
Total assets	$13,900,557	$14,437,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,299,202	$1,309,675
Accrued payroll and related expenses	543,154	713,205
Deferred revenue on shipments to distributors	345,793	335,874
Short term portion of deferred service revenue	17,081	18,091
Subordinated convertible notes payable, net of discount	500,000	400,000
Subordinated convertible notes payable, net of discount-related party	5,486,652	5,083,007
Operating lease – current portion	586,322	575,172
Total current liabilities	8,778,204	8,435,024

Long-term portion of deferred service revenue	8,691	10,167
Long-term portion of operating lease	1,564,571	1,713,536
Total liabilities	10,351,466	10,158,727

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: Authorized – 20,000,000 shares, Issued 8,582,208 and outstanding 8,222,958 at March 31, 2026; Issued 8,336,193 and outstanding 7,976,943 at December 31, 2025	8,223	7,977
Additional paid-in capital	70,031,894	69,862,086
Treasury stock	(1,037,988)	(1,037,988)
Accumulated deficit	(65,453,038)	(64,553,462)
Total stockholders’ equity	3,549,091	4,278,613
Total liabilities and stockholders’ equity	$13,900,557	$14,437,340

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2025	7,976,943	$7,977	$69,862,086	359,250	$(1,037,988)	$(64,553,462)	$4,278,613
Vesting of restricted stocks	324,355	324	(324)	—	—	—	—
Restricted stock retired for tax withholding	(78,340)	(78)	78	—	—	—	—
Stock-based compensation	—	—	170,054	—	—	—	170,054
Net loss	—	—	—	—	—	(899,576)	(899,576)
Balance at March 31, 2026	8,222,958	$8,223	$70,031,894	359,250	$(1,037,988)	$(65,453,038)	$3,549,091

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2024	7,605,631	$7,606	$69,365,801	359,250	$(1,037,988)	$(50,174,924)	$18,160,495
Vesting of restricted stocks	421,190	421	(421)	—	—	—	—
Restricted stock retired for tax withholding	(73,833)	(74)	74	—	—	—	—
Stock-based compensation	—	—	70,625	—	—	—	70,625
Net loss	—	—	—	—	—	(994,140)	(994,140)
Balance at March 31, 2025	7,952,988	$7,953	$69,436,079	359,250	$(1,037,988)	$(51,169,064)	$17,236,980

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(899,576)	$(994,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	170,054	70,625
Depreciation and amortization	291,340	338,927
Amortization of debt discount	3,645	3,646
Amortization of operating lease ROU asset	133,606	126,919

Changes in operating assets and liabilities:
Accounts receivable	(486,302)	(473,199)
Inventories	350,622	(339,530)
Prepaid expenses and other current assets	(18,572)	(187,938)
Accounts payable and accrued expenses	(10,473)	884,178
Accrued payroll and related expenses	(170,051)	2,878
Net deferred revenue on shipments to distributors	7,152	(38,705)
Deferred service revenue	(2,486)	(304)
Net change in operating lease liability	(137,815)	(126,327)
Net cash used in operating activities	(768,856)	(732,970)

Investing activities
Purchases of equipment and intangible assets	(53,332)	(52,304)
Net cash used in investing activities	(53,332)	(52,304)

Financing activities
Proceeds from subordinated convertible notes payable	100,000	—
Proceeds from subordinated convertible notes payable – related party	400,000	—
Net cash provided by financing activities	500,000	—
Net decrease in cash and cash equivalents	(322,188)	(785,274)

Cash and cash equivalents at beginning of period	2,032,468	2,491,964
Cash and cash equivalents at end of period	$1,710,280	$1,706,690

Supplemental disclosure of cash flow information
Cash paid for interest	$133,151	$99,125

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2026

NOTE 1 — Basis of Presentation

The accompanying unaudited condensed financial statements of Socket Mobile, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. As of March 31, 2026, and December 31, 2025, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and debt approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

With the adoption of ASC 606 “Revenue from Contracts with Customers” in 2017, the Company recognizes revenue on sales to distributors when shipping of product is completed and title transfers to distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. On March 31, 2026, the deferred revenue and deferred cost on shipments to distributors were $345,793 and $125,247, respectively, compared to $335,874 and $122,480, respectively, on December 31, 2025.

The Company also earns revenue from its SocketCare extended warranty program, which provides extended warranty and accidental breakage coverage for selected products. Customers can purchase a SocketCare warranty at the time of product purchase, which provides coverage for a three-year or a five-year term. Revenues from SocketCare services are recognized ratably over the life of the extended warranty contract. For the quarters ended March 31, 2026 and 2025, SocketCare revenue was approximately $4,100 and $4,300, respectively. The amount of unrecognized SocketCare service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short- and long-term components. On March 31, 2026, the balance of unrecognized SocketCare service revenue was $25,772, compared to $28,258 as of December 31, 2025.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2026

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

Leases

On May 1, 2022, the Company entered into a building lease agreement for its corporate headquarters located in Fremont, CA. On March 31, 2026, the balances of right-of-use assets and liabilities for the operating lease were $1,953,015 and $2,150,893, respectively, compared to $2,086,621 and $2,288,708, respectively, on December 31, 2025.

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

NOTE 3 — Intangible Assets

In 2021, the Company entered into the Technology Transfer Agreement with SpringCard SAS. The Unaudited Condensed Balance Sheets include the intangible assets of the acquired technology at the carrying amount, net of amortization of $1,272,953 as of March 31, 2026.

The intangible assets are amortized on a straight-line basis over their estimated useful lives of fifteen years, beginning on April 1, 2021. As of March 31, 2026, the estimated future amortization of these intangible assets is as follows:

Fiscal Year	Amount
2026 (April 1, 2026 to December 31, 2026)	95,472
2027	127,296
2028	127,296
2029	127,296
2030	127,296
Thereafter	668,297
$1,272,953

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2026

The amortization expense was $31,824 for the three months ended March 31 in both 2026 and 2025.

NOTE 4 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories on March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
	2026	2025
Raw materials and sub-assemblies	$4,758,278	$5,006,124
Finished goods	277,865	350,640
Inventory reserves	(1,165,943)	(1,135,942)
Inventory, net	$3,870,200	$4,220,822

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2026

There were no amounts borrowed on the Company’s bank credit lines as of March 31, 2026 and December 31, 2025.

NOTE 6 — Secured Subordinated Convertible Notes Payable

The Company has issued multiple series of secured subordinated convertible notes (collectively, the “Notes”) between 2020 and 2026. The Notes are secured by substantially all of the Company’s assets and are subordinated to the Company’s obligations under its senior credit facility with Western Alliance Bank.

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

Summary of Secured Subordinated Convertible Notes

Issuance Year	Principal Issued	Principal Outstanding*	Maturity Date	Conversion Price
2020	$1,400,000	$1,400,000	August 30, 2027	$1.46
2023	$1,600,000	$1,600,000	May 26, 2028	$1.34
2024	$1,000,000	$1,000,000	August 21, 2027	$0.9515
2025	$1,500,000	$1,500,000	May 30, 2028	$1.07
2026	$500,000	$500,000	March 27, 2029	$0.90
*Principal outstanding as of March 31, 2026.

The amortization of debt discount was $3,645 and $3,646 for the quarter ended March 31, 2026 and 2025, respectively.

Total interest expense related to the convertible note was $140,687 and $102,276 for the three months ended March 31, 2026 and 2025, respectively.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2026

Revenues by geographic areas for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
Revenues:	2026	2025
United States	$2,838,126	$3,060,782
Europe	622,816	546,078
Asia and rest of world	239,367	359,060
Total revenues	$3,700,309	$3,965,920

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
BlueStar, Inc.	28%	31%
Synnex Corporation	13%	10%
Ingram Micro, Inc.	12%	11%
Scansource, Inc.	12%	*
*Customer accounted for less than 10% of the Company’s total revenue

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2026

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks and the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances on March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
	2026	2025
BlueStar, Inc.	28%	43%
Ingram Micro Inc.	21%	*
ScanSource, Inc.	19%	19%
Synnex Corporation	11%	*
* Customer accounted for less than 10% of the Company’s accounts receivable balances

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or due to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. The Company’s inability to procure certain materials could have a material adverse effect on the Company’s results. For the three months ended March 31, 2026 and 2025, the top two suppliers accounted for 51% and 42%, respectively, of inventory purchases. As of March 31, 2026 and December 31, 2025, 19% and 33%, respectively, of the Company’s accounts payable balances were concentrated with top two suppliers.

NOTE 8 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of stock options and restricted stock, based on the fair value of the awards as of the date that the awards are issued. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period.

The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. There were 232,045 stock options granted for the three months ended March 31, 2026 and no stock options granted for the three months ended March 31, 2025.

The shares of restricted stock are issued to employees and consultants and are held in escrow by the Company until the shares vest, subject to the employees and consultants being a continuing service provider on each of the vesting dates. If the service or employment is terminated, unvested shares revert to the Company. Shares are registered at grant, so share owners may vote at the annual stockholder meeting. Shares of restricted stock are granted on a zero cost basis. Compensation cost of the restricted stock is recognized on a straight-line basis over the life of vesting period. For the three months ended March 31, 2026 and 2025, the Company awarded 21,786 and 606,293 shares of restricted stock, respectively. As of March 31, 2026, there were 733,194 shares of restricted stock outstanding. Due to the existence of restrictions on sale or transfer until the shares vest, the Company does not count the shares of restricted stock as issued and outstanding shares until they vest. In Q1 2026, 324,355 shares of restricted stock were issued to employees through vesting. Market value of the vested shares is subject to tax withholding.

Total stock-based compensation expenses for the three months ended March 31, 2026 and 2025, were $170,054 and $70,625, respectively.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2026

NOTE 9 — Net Loss Per Share

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(899,576)	$(994,140)

Adjusted net loss before interest for diluted earnings per share	$(899,576)	$(994,140)
Denominator: Weighted average shares outstanding used in computing net loss per share:
Basic	8,135,728	7,829,484
Diluted	8,135,728	7,829,484
Net loss per share applicable to common stockholders:
Basic	$(0.11)	$(0.13)
Diluted	$(0.11)	$(0.13)

In the three months ended March 31, 2026, the shares used in computing diluted net loss per share do not include 1,296,635 stock options, 50,000 warrants and 5,161,331 shares related to convertible notes payable as their effect would be anti-dilutive.

In the three months ended March 31, 2025, the shares used in computing diluted net loss per share do not include 1,114,698 stock options, 50,000 warrants and 3,203,906 shares related to convertible notes payable as their effect would be anti-dilutive.

NOTE 10 — Income Taxes

The Company did not record any income tax expense in Q1 2026 and Q1 2025.

NOTE 11 — Commitments and Contingencies

Operating Lease Obligations

In February 2022, the Company entered into a lease agreement for approximately 35,913 square feet at 40675 Encyclopedia Circle in Fremont, California. This location serves as the Company’s Corporate Headquarters, including office space and manufacturing. The current monthly rent is $54,940.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2026

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

The operating lease expense under the existing agreement was allocated in cost of goods sold and operating costs based on department headcount and amounted to $161,682 and $161,682 for the three-month periods ended March 31, 2026 and 2025, respectively.

On March 31, 2026, the balances of right-of-use assets and liabilities for the operating lease were approximately $1.95 million and $2.15 million, respectively, compared to approximately $2.09 million and $2.29 million, respectively, on December 31, 2025.

Cash payments included in the measurement of the Company’s operating lease liabilities were $165,891 and $161,091 for the three months ended March 31, 2026 and 2025, respectively.

Future minimum lease payments under the operating lease on March 31, 2026 are shown below:

Annual minimum payments:	Amount
2026 (April 1 through December 31, 2026)	510,860
2027	692,644
2028	713,423
2029	425,646
Total minimum payments	2,342,573
Less: Present value factor	(191,680)
Total operating lease liabilities	2,150,893
Less: Current portion of operating lease	(586,322)
Long-term portion of operating lease	$1,564,571

Purchase Commitments

As of March 31, 2026, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $2,835,000.

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

March 31, 2026

NOTE 12 — Subsequent Events

Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the audited financial statements.

On April 29, 2026, the Board of Directors was granted 18,000 shares of common stock in lieu of cash. This issuance serves as partial payment of the annual cash retainer, which is typically paid on a quarterly basis. The shares were valued at the closing market price of $0.8668 per share.

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

Index

XtremeScan family. Our XtremeScan product line consists of two configurations: XtremeScan, and XtremeScan Meg. This product family marks a significant milestone in our commitment to delivering high-quality data capture solutions for customers in industrial, manufacturing, warehousing, oil and gas, and airports. XtremeScan enables iPhones to withstand harsh industrial conditions, offering robust scanning capabilities with military-grade durability. XtremeScan Meg devices cater to the growing number of workers using a single phone for both personal and business needs. The Bring Your Own Device (BYOD) market is a significant yet underserved segment where we see strong growth potential. XtremeScan is fully compatible with iPhone 17e, a durable, cost-effective device designed for industrial environments. With an extra-long battery life, enhanced drop resistance, and the trusted iOS platform, it is expected to become the go-to device for demanding industrial sectors. XtremeScan, combined with iPhone 17e, will empower industrial businesses with durable, adaptable, and future-ready data capture technology.

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

DuraScan® Family. Our DuraScan® family includes the 600 Series NFC & RFID readers (D600), 700 Series companion scanners (D720, D730, D740, D745, D755, D760, D762, D764, D765), 800 Series attachable scanners (D800, D820, D840, D860), and the Wearable 900 Series (DW930, DW940). Designed for rugged work environments, DuraScan data readers offer exceptional durability, making them ideal for industries such as warehousing, manufacturing, and distribution.

SocketScan family. Our SocketScan family offers a range of versatile solutions designed for seamless integration into various business applications. It includes the 300 Series countertop readers (S320, S370), the 500 Series NFC Mobile Wallet Reader (S550), the 700 Series companion scanners (S720, S730, S740), the 700 Series Bluetooth Low Energy scanners (S721, S741), and the 800 Series attachable scanners (S800, S820, S840, S860). With an easy setup process and user-friendly design, SocketScan enhances efficiency by delivering fast, high-performance 1D/2D scanning while reducing human errors. Whether scanning barcodes, reading NFC data, or handling combo applications, SocketScan ensures accuracy and reliability across diverse industries.

DuraSled Family. Our DuraSled (DS800, DS820, DS840, DS860) integrates a smartphone with a high-performance, protective barcode sled scanner, creating a one-handed solution. Designed for efficiency, these sled scanners offer native support with select Apple and Samsung smartphones, enabling full application control of a one-handed data collection experience.

Index

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

Results of Operations

Revenues

Total revenues for the first quarter of 2026 were approximately $3.7 million, reflecting a 7% decline compared to $4.0 million in the same period last year. This decrease is primarily attributed to weaker demand in both domestic and international markets. In Q1, we experienced reduced purchasing activity from key customers, which negatively impacted sales volumes. While we remain confident in our long-term growth prospects, these short-term fluctuations are largely due to less robust demand for our products during this quarter.

Gross Margins

Our gross profit margin on sales reached 51.3% in Q1 2026, a slight increase from 50.4% in the same period last year. Despite the lower revenue in this quarter, we have successfully maintained our gross margin, demonstrating effective cost control and operational efficiency.

Index

Research and Development Expense

In the first quarter of 2026, research and development expenses were approximately $1,090,000, reflecting a 4% decrease compared to approximately $1,132,000 in Q1 2025.

Sales and Marketing Expense

Sales and marketing expenses in the first quarter of 2026 totaled approximately $902,000, reflecting a 19% decrease compared to approximately $1,106,000 in the same quarter last year. This decrease was primarily driven by reduced headcount.

General and Administrative Expense

In the first quarter of 2026, the Company incurred approximately $665,000 in general and administrative expenses, reflecting a 2% increase from approximately $653,000 in the same quarter of 2025.

Interest Expense, Net of Interest Income

Interest expense and other, net of interest income and other, was approximately $140,000 in the first quarter of 2026 compared to $100,000 in the first quarter of 2025. Interest expenses in the first quarter of both 2026 and 2025 were related to interest on secured subordinated convertible notes payable (see “NOTE 6 — Secured Subordinated Convertible Notes Payable” for more information). There were no outstanding balances of credit lines during the first three months of 2026 or 2025.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable first quarters, reflecting low average rates of return.

Income Taxes

No income tax expense was recorded for the first quarter of 2026 or 2025.

Liquidity and Capital Resources

As reflected in our Condensed Statements of Cash Flows, we used net cash of $768,856 in operating activities in the first quarter of 2026, compared to $732,970 in the same period last year. To calculate our net cash used in operating activities, we adjusted our net loss of $899,576 and $994,140 in the first quarter of 2026 and 2025, respectively, by adding back non-cash expenses such as stock-based compensation expense, depreciation and amortization, and deferred tax expenses and benefits, which amounted to $598,645 and $540,117 in the first quarters of 2026 and 2025, respectively. In addition, we analyze changes in operating assets and liabilities as a source or use of cash. In the first quarter of 2026, changes in operating assets and liabilities resulted in a net cash outflow of $467,925, primarily driven by increases in accounts receivable due to an increase in shipments toward the end of the quarter and lower accrued payroll and related expenses. This cash outflow was partially offset by a decrease in inventory levels. In the first quarter of 2025, changes in operating assets and liabilities resulted in a net cash outflow of $278,947, primarily driven by increases in accounts receivable due to customer payment delays and higher inventory levels resulting from slower sales. This cash outflow was partially offset by an increase in accounts payable, reflecting our cash management efforts.

Index

In the first quarters of 2026 and 2025, we invested $53,332 and $52,304, respectively, in manufacturing tooling costs, computer software development costs, and leasehold improvements,

Net cash provided by financing activities for the three months ended March 31, 2026 was $500,000, compared to zero in the comparable period a year ago. Financing activities in 2026 consisted of proceeds from a subordinated convertible note.

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

A complete description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission.

Contractual Obligations

Our contractual cash obligations on March 31, 2026 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$2,835,000	$2,835,000	$—	$—	$—
Operating lease	2,343,000	681,000	1,416,000	246,000	—
Total contractual obligations	$5,178,000	$3,516,000	$1,416,000	$246,000	$—

Off-Balance Sheet Arrangements

As of March 31, 2026, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk from changes in interest rates primarily relates to our bank credit line facilities. Borrowings under these facilities, which provide up to $1.0 million in capacity, bear interest at a variable rate based on the lender’s prime rate (subject to a minimum of 4.25%) plus 0.75%. Accordingly, any increase in interest rates could result in higher interest expense on outstanding balances under both the term loan and credit line facilities.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. Based on a sensitivity analysis of our net foreign currency denominated assets at the end of the quarter ended March 31, 2026, an adverse change of 10% in exchange rates would have resulted in an increase in our net loss for the first quarter of 2026 of approximately $38,800. For the first quarter of 2026, the actual net adjustment for the effects of changes in foreign currency on cash balances, collections, payables, and derivatives used to hedge foreign currency risks, was a net loss of approximately $7,800. We will continue to monitor and assess our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Index

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

Because we distribute and fulfill resellers’ orders for our products primarily through distributors, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build-up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity. During the three months ended March 31, 2026 and 2025, Ingram Micro® and BlueStar Inc. and ScanSource, Inc together represented approximately 53% and 42%, respectively, of our worldwide sales. We expect that a significant portion of our sales will continue to depend on sales to a limited number of distributors.

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

Index

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

Our corporate headquarters is located in a seismically active region in Northern California. If major disasters such as earthquakes occur, or our information system or communications network breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, we may be affected by health epidemic or pandemics, or geopolitical instability, such as Russia’s military action against Ukraine. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

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

As of May 8, 2026, we had 8,240,958 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to Form S-3 prospectus delivery requirements and, in other cases, only to the manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of May 8, 2026, we had 1,296,634 shares of common stock subject to outstanding options under our stock option plans, 733,194 shares of restricted stock outstanding, and 584,347 shares of common stock available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and restricted stock and reserved them for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options and unvested restricted stock will be eligible for resale in the public market as soon as the options are exercised or the restricted stock vests, as applicable.

Volatility in the trading price of our common stock could negatively impact the price of our common stock.

During the period from January 1, 2025 through the date of the report, our common stock price fluctuated between a high of $1.72 and a low of $0.82. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

SOCKET MOBILE, INC.

Registrant

Date: May 13, 2026	/s/ Kevin J. Mills
Kevin J. Mills
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 13, 2026	/s/ Lynn Zhao
Lynn Zhao
Vice President of Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index