Form 10-Q
period 2026-06-30
SOCKET MOBILE, INC.
filed 2026-08-13
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2026

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

The number of shares of Common Stock ($0.001 par value) outstanding as of August 10, 2026 was 8,291,681 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenues	$3,033,333	$4,041,739	$6,733,642	$8,007,659

Cost of revenues	1,625,280	2,023,473	3,428,070	3,991,499

Gross profit	1,408,053	2,018,266	3,305,572	4,016,160

Operating expenses:
Research and development	1,052,679	1,101,124	2,142,840	2,232,839
Sales and marketing	809,284	1,025,004	1,710,929	2,131,436
General and administrative	741,475	569,493	1,406,855	1,222,913
Total operating expenses	2,603,438	2,695,621	5,260,624	5,587,188

Operating loss	(1,195,385)	(677,355)	(1,955,052)	(1,571,028)

Interest expense, net	(151,011)	(114,786)	(290,920)	(215,253)

Net loss before income taxes	(1,346,396)	(792,141)	(2,245,972)	(1,786,281)

Income tax expense	—	—	—	—

Net loss	$(1,346,396)	$(792,141)	$(2,245,972)	$(1,786,281)

Net loss per share:

Basic	$(0.16)	$(0.10)	$(0.27)	$(0.23)
Diluted	$(0.16)	$(0.10)	$(0.27)	$(0.23)

Weighted average shares outstanding:

Basic	8,244,810	7,937,484	8,190,086	7,883,760
Diluted	8,244,810	7,937,484	8,190,086	7,883,760

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,605,519	$2,032,468
Accounts receivable, net	1,170,431	1,711,047
Inventories, net	3,819,970	4,220,822
Prepaid expenses and other current assets	547,541	548,379
Deferred cost on shipments to distributors	110,758	122,480
Total current assets	7,254,219	8,635,196

Property and equipment:
Machinery and office equipment	3,170,769	3,101,647
Computer equipment	3,861,798	3,786,880
	7,032,567	6,888,527
Accumulated depreciation	(5,261,423)	(4,763,692)
Property and equipment, net	1,771,144	2,124,835

Intangible assets, net	1,241,129	1,304,777
Other long-term assets	285,911	285,911
Operating lease right-of-use asset	1,817,662	2,086,621
Total assets	$12,370,065	$14,437,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,180,654	$1,309,675
Accrued payroll and related expenses	552,349	713,205
Deferred revenue on shipments to distributors	303,940	335,874
Short term portion of deferred service revenue	42,981	18,091
Subordinated convertible notes payable, net of discount	350,000	400,000
Subordinated convertible notes payable, net of discount-related party	5,489,811	5,083,007
Operating lease – current portion	597,701	575,172
Total current liabilities	8,517,436	8,435,024

Long-term portion of deferred service revenue	59,672	10,167
Long-term portion of operating lease	1,410,333	1,713,536
Total liabilities	9,987,441	10,158,727

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: authorized 20,000,000 shares, 8,632,509 issued and 8,273,259 outstanding at June 30, 2026; 8,336,193 issued and 7,976,943 outstanding at December 31, 2025	8,273	7,977
Additional paid-in capital	70,211,773	69,862,086
Treasury stock	(1,037,988)	(1,037,988)
Accumulated deficit	(66,799,434)	(64,553,462)
Total stockholders’ equity	2,382,624	4,278,613
Total liabilities and stockholders’ equity	$12,370,065	$14,437,340

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2025	7,976,943	$7,977	$69,862,086	359,250	$(1,037,988)	$(64,553,462)	$4,278,613
Vesting of restricted stocks	324,355	324	(324)	—	—	—	—
Restricted stock retired for tax withholding	(78,340)	(78)	78	—	—	—	—
Stock-based compensation	—	—	170,054	—	—	—	170,054
Net loss	—	—	—	—	—	(899,576)	(899,576)
Balance at March 31, 2026	8,222,958	$8,223	$70,031,894	359,250	$(1,037,988)	$(65,453,038)	$3,549,091
Vesting of restricted stock	50,500	50	(50)	—	—	—	—
Restricted stock retired for tax withholding	(199)	—	—	—	—	—	—
Stock-based compensation	—	—	179,929	—	—	—	179,929
Net loss	—	—	—	—	—	(1,346,396)	(1,346,396)
Balance at June 30, 2026	8,273,259	$8,273	$70,211,773	359,250	$(1,037,988)	$(66,799,434)	$2,382,624

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

Index

SOCKET MOBILE, INC. CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(2,245,972)	$(1,786,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	349,983	301,315
Depreciation and amortization	561,379	681,876
Amortization of debt discount	6,804	7,291
Amortization of operating lease ROU Asset	268,959	255,439
Changes in operating assets and liabilities:
Accounts receivable	540,616	(184,168)
Inventories	400,852	97,578
Prepaid expenses and other current assets	838	(143,555)
Other assets	—	(22,277)
Accounts payable and accrued expenses	(129,021)	(43,053)
Accrued payroll and related expenses	(160,856)	(83,466)
Net deferred revenue on shipments to distributors	(20,212)	(20,180)
Deferred service revenue	74,395	(473)
Net change in operating lease liability	(280,674)	(257,457)
Net cash used in operating activities	(632,909)	(1,197,411)
Investing activities
Purchases of equipment and computer hardware and software	(144,040)	(189,221)
Proceeds from tenant improvements allowance	—	—
Net cash used in investing activities	(144,040)	(189,221)
Financing activities
Proceeds from subordinated convertible notes payable-related party	400,000	1,250,000
Proceeds from subordinated convertible notes payable	100,000	250,000
Repayments of subordinated convertible notes payable	(150,000)	—
Proceeds from stock options exercised	—	—
Net cash provided by financing activities	350,000	1,500,000
Net decrease in cash and cash equivalents	(426,949)	113,368
Cash and cash equivalents at beginning of period	2,032,468	2,491,964
Cash and cash equivalents at end of period	$1,605,519	$2,605,332
Supplemental disclosure of cash flow information
Cash paid for interest	$281,507	$211,591

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2026

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. As of June 30, 2026, and December 31, 2025, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and debt approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

With the adoption of ASC 606 “Revenue from Contracts with Customers” in 2017, the Company recognizes revenue on sales to distributors when shipping of product is completed and title transfers to distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. On June 30, 2026, the deferred revenue and deferred cost on shipments to distributors were $303,940 and $110,758, respectively, compared to $335,874 and $122,480, respectively, on December 31, 2025.

The Company also earns revenue from its SocketCare extended warranty program, which provides extended warranty and accidental breakage coverage for selected products. Customers can purchase a SocketCare warranty at the time of product purchase, which provides coverage for a three-year or a five-year term. Revenues from SocketCare services are recognized ratably over the life of the extended warranty contract. Total SocketCare revenue was approximately $6,200 and $10,300 for the three and six months ended June 30, 2026, respectively, compared to $3,800 and $8,100 for the same periods in 2025. The amount of unrecognized SocketCare service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short- and long-term components. On June 30, 2026, the balance of unrecognized SocketCare service revenue was $102,653, compared to $28,258 as of December 31, 2025.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2026

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

Leases

On May 1, 2022, the Company entered into a building lease agreement for its corporate headquarters located in Fremont, CA. On June 30, 2026, the balances of right-of-use assets and liabilities for the operating lease were $1,817,662 and $2,008,034, respectively, compared to $2,086,621 and $2,288,708, respectively, on December 31, 2025.

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

NOTE 3 — Intangible Assets

In 2021, the Company entered into the Technology Transfer Agreement with SpringCard SAS. The Unaudited Condensed Balance Sheets include the intangible assets of the acquired technology at the carrying amount, net of amortization of $1,241,129 as of June 30, 2026.

The intangible assets are amortized on a straight-line basis over their estimated useful lives of fifteen years, beginning on April 1, 2021. As of June 30, 2026, the estimated future amortization of these intangible assets is as follows:

Fiscal Year	Amount
2026 (July 1, 2026 to December 31, 2026)	$63,648
2027	127,296
2028	127,296
2029	127,296
2030	127,296
Thereafter	668,297
$1,241,129

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2026

The amortization expense was $31,824 and $63,648 for the three and six months ended June 30 in both 2026 and 2025.

NOTE 4 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or market. Inventories on June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
	2026	2025
Raw materials and sub-assemblies	$4,423,255	$5,006,124
Finished goods	302,751	350,640
Inventory reserves	(906,036)	(1,135,942)
Inventory, net	$3,819,970	$4,220,822

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2026

Ninth Business Financing Modification Agreement

On May 27, 2026, the Company entered into the Ninth Business Financing Modification Agreement and Waiver of Default with the Bank. Under the agreement, the Bank waived the Company’s covenant defaults for failing to maintain the required minimum cash balance of $1,000,000 on February 19, and March 5, 6 and 9, 2026. The agreement also amended certain terms of the credit facilities by (i) requiring the lender to complete a collateral audit before any future advance requests after the Ninth Amendment Effective Date; (ii) requiring the Company to maintain a minimum cash balance of $1,000,000; (iii) requiring the Company to terminate and close all business credit cards issued by the lender by August 31, 2026; (iv) extending the maturity date of the domestic line of credit to September 30, 2026;

There were no amounts borrowed on the Company’s bank credit lines as of June 30, 2026 and December 31, 2025.

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

Summary of Secured Subordinated Convertible Notes

Issuance Year	Principal Issued	Principal Outstanding*	Maturity Date	Conversion Price
2020	$1,400,000	$1,400,000	August 30, 2027	$1.46
2023	$1,600,000	$1,600,000	May 26, 2028	$1.34
2024	$1,000,000	$1,000,000	August 21, 2027	$0.9515
2025	$1,500,000	$1,350,000	May 30, 2028	$1.07
2026	$500,000	$500,000	March 27, 2029	$0.90
*Principal outstanding as of June 30, 2026.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2026

The amortization of debt discounts was $3,159 and $6,804 for the three and six months ended June 30, 2026, respectively, compared to $3,645 and $7,291 for the same periods in 2025.

Total interest expense recognized related to the convertible notes were $151,892 and $292,579 for the three and six months ended June 30, 2026, respectively, compared to $116,112 and $218,388 for the same periods in 2025.

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

Revenues by geographic areas for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Americas	$2,198,762	$2,866,482	$5,036,888	$5,927,264
Europe	227,030	578,726	849,846	1,124,805
Asia Pacific	607,541	596,531	846,908	955,590
Total revenues	$3,033,333	$4,041,739	$6,733,642	$8,007,659

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
BlueStar, Inc.	31%	34%	29%	32%
Nippon Primex, Inc.	17%	*	*	*
ScanSource, Inc.	16%	*	14%	*
Synnex Corporation	10%	10%	11%	10%
*Customer accounted for less than 10% of the Company’s total revenue

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2026

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks and the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances on June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
	2026	2025
BlueStar, Inc.	41%	43%
ScanSource, Inc.	33%	19%
EET UK Distribution Ltd.	*	11%

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or due to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. The Company’s inability to procure certain materials could have a material adverse effect on the Company’s results. For the six months ended June 30, 2026 and 2025, the top three suppliers accounted for 65% and 48% of inventory purchases. As of June 30, 2026 and December 31, 2025, 24% and 33%, respectively, of the Company’s accounts payable balances were concentrated with top two suppliers.

NOTE 8 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of stock options and restricted stock, based on the fair value of the awards as of the date that the awards are issued. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period.

The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. Ther Company granted 232,045 stock options granted during the six months ended June 30, 2026 compared to no stock options granted during the six months ended June 30, 2025.

Restricted stock shares are issued to employees and consultants and are held in escrow by the Company until they vest, subject to the recipient remaining a service provider on each applicable vesting date. If a recipient's service or employment terminates before vesting, the unvested shares are forfeited and revert to the Company. Restricted stock may also be issued to directors, whose awards typically vest immediately. The shares are registered upon grant, allowing the holders to vote at the annual stockholders' meeting. Restricted stock is granted at no cost to the recipient, and the related compensation expense is recognized on a straight-line basis over the applicable vesting period.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2026

During the six months ended June 30, 2026 and 2025, the Company granted 76,286 and 643,793 shares of restricted stock, respectively. As of June 30, 2026, 737,194 shares of restricted stock were outstanding. Because the shares are subject to restrictions on sale or transfer until they vest, the Company does not include unvested restricted stock in shares issued and outstanding. During the six months ended June 30, 2026, 374,855 shares of restricted stock vested and were issued to employees and directors. The fair value of the vested shares is subject to applicable tax withholding.

Total stock-based compensation expenses for the three and six months ended June 30, 2026 were $179,929 and $349,983, respectively, compared to expenses of $230,690 and $301,315 in the corresponding periods a year ago.

NOTE 9 — Net Loss Per Share

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(1,346,396)	$(792,141)	$(2,245,972)	$(1,786,281)

Denominator: Weighted average shares outstanding used in computing net loss per share:
Basic	8,244,810	7,937,484	8,190,086	7,883,760
Diluted	8,244,810	7,937,484	8,190,086	7,883,760

Net loss per share applicable to common stockholders:
Basic	$(0.16)	$(0.10)	$(0.27)	$(0.23)
Diluted	$(0.16)	$(0.10)	$(0.27)	$(0.23)

In the three and six months ended June 30, 2026, 1,285,548 stock options, 5,161,331 shares for convertible notes, and 50,000 warrants were excluded in the calculation of diluted net loss per share as their effect would have been anti-dilutive.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2026

In the three and six months ended June 30, 2025, 1,107,700 stock options, 4,605,775 shares for convertible notes, and 50,000 warrants were excluded in the calculation of diluted net loss per share as their effect would have been anti-dilutive.

NOTE 10 — Income Taxes

The Company did not record an income tax expense in the three and six months ended June 30, 2026 and 2025, respectively.

NOTE 11 — Commitments and Contingencies

Operating Lease Obligations

In February 2022, the Company entered into a lease agreement for approximately 35,913 square feet at 40675 Encyclopedia Circle in Fremont, California. This location serves as the Company’s Corporate Headquarters, including office space and manufacturing. The current monthly rent is $56,588.

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

As of June 30, 2026, the balances of right-of-use assets and liabilities were $1,817,662 and $2,008,034, respectively, compared to $2,086,621 and $2,288,708, respectively, on December 31, 2025.

In July 2022, the Company also signed a two-year equipment operating lease agreement and the future lease payments are discounted at the interest rate of 5.5%.

The operating lease expense was allocated in cost of goods sold and operating expenses based on department headcount and amounted to $161,682 and $323,363 for the three and six months ended June 30, 2026 and 2025, respectively.

Cash payments included in the measurement of the Company’s operating lease liabilities were $170,836 and $336,727 for the three and six months ended June 30, 2026, respectively, compared to $164,291 and $325,382, respectively, for the corresponding prior year periods.

Index

Future minimum lease payments for the operating lease in effect as of June 30, 2026 are shown below:

Annual minimum payments:	Amount
2026 (July 2026 through December 31, 2026)	341,672
2027	692,644
2028	713,423
2029	425,646
Total minimum payments	2,173,385
Less: Present value factor	(165,351)
Total operating lease liabilities	2,008,034
Less: Current portion of operating lease	(597,701)
Long-term portion of operating lease	$1,410,333

Purchase Commitments

As of June 30, 2026, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $2,642,000.

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

Nasdaq Listing Compliance

On May 19, 2026, the Company received a deficiency letter from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, based upon the closing bid price of its common stock for the preceding 30 consecutive business days, the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share. The notification has no immediate effect on the listing of the Company’s common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided a compliance period of 180 calendar days, or until November 16, 2026, to regain compliance. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during the compliance period. If the Company does not regain compliance by November 16, 2026, the Company may be eligible for an additional compliance period, subject to satisfaction of applicable Nasdaq requirements.

NOTE 12 — Subsequent Events

Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the audited financial statements.

On August 6, 2026, 15,200 shares of common stock were granted to members of the Board of Directors in connection with new directors’ appointments and as compensation in lieu of cash. The shares were valued at the closing market price of $0.39 per share on the grant date.

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

Results of Operations

Revenues

Total revenues for the second quarter of 2026 were approximately $3.03 million, a 25% decrease from $4.04 million in the same period last year. For the six months ended June 30, 2026, total revenues were approximately $6.73 million, compared with $8.01 million for the same period in 2025, a decrease of 16%. The decline primarily reflected continued weakness in the retail scanning market, resulting in lower sales volumes.

Gross Margins

Gross margin was 46.4% in the second quarter of 2026, compared with 49.9% in the same period last year. For the six months ended June 30, 2026, gross margin was 49.1%, compared with 50.2% for the same period in 2025. The decrease was primarily due to the underutilization of manufacturing capacity at the current production levels, which resulted in higher fixed manufacturing costs as a percentage of revenue.

Index

Research and Development Expense

Research and development expenses were approximately $1.05 million in the second quarter of 2026, a 4% decrease from approximately $1.10 million in the same period last year. For the six months ended June 30, 2026, research and development expenses were approximately $2.14 million, a 4% decrease from $2.23 million for the same period in 2025. The decrease was primarily attributable to lower employee-related costs resulting from the Company's ongoing cost management initiatives.

Sales and Marketing Expense

Sales and marketing expenses were approximately $809,000 in the second quarter of 2026, a 21% decrease from approximately $1.03 million in the same period last year. For the six months ended June 30, 2026, sales and marketing expenses were approximately $1.71 million, a 20% decrease from $2.13 million for the same period in 2025. The decrease primarily reflected the Company's cost reduction initiatives, including selective headcount reductions and other cost-saving measures, as well as lower travel and marketing-related expenses.

General and Administrative Expense

General and administrative expenses were approximately $741,000 in the second quarter of 2026, compared with approximately $569,000 in the same period last year, an increase of 30%. For the six months ended June 30, 2026, general and administrative expenses were approximately $1.41 million, a 15% increase from $1.22 million for the same period in 2025. The increase was primarily attributable to the absence of certain personnel cost savings recognized in the second quarter of 2025, as well as an unfavorable foreign currency impact, reflecting a foreign exchange loss in 2026 compared with a foreign exchange gain in the prior-year period. In response to continued business challenges, the Company implemented additional cost-saving measures beginning in the third quarter of 2026.

Interest Expense, Net of Interest Income

Interest expense and other, net of interest income and other, was approximately $151,000 in the second quarter of 2026 compared to $115,000 in the second quarter of 2025. For the six months ended June 30, 2026, interest expense, net was approximately $291,000, compared with $215,000 for the same period in 2025. Interest expenses in both 2026 and 2025 were related to interest on secured subordinated convertible notes payable (see “NOTE 6 — Secured Subordinated Convertible Notes Payable” for more information).

There were no outstanding balances of credit lines during the three and six months ended June 30, 2026 and 2025.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable second quarters, reflecting low average rates of return.

Income Taxes

No income tax expense was recorded for the second quarter of 2026 nor 2025.

Index

Liquidity and Capital Resources

As reflected in our Statements of Cash Flows, net cash used in operating activities was approximately $633,000 in the first half of 2026, compared to net cash used in operating activities amounted to approximately $1,197,000 in the first half of 2025. We calculate net cash used in operating activities by adjusting our net loss (approximately $2,246,000 and $1,786,000 in the first half of 2026 and 2025, respectively) with items that did not require the use of cash. Those items include stock-based compensation expense, depreciation and amortization of equipment and intangible assets, amortization of debt discount and operating lease ROU assets. These amounts totaled approximately $1,187,000 and $1,246,000 in the first half of 2026 and 2025, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. In the first half of 2026, changes in operating assets and liabilities resulted in net cash provided by operating activities of approximately $426,000. This was primarily driven by collections of accounts receivable and lower inventory levels. These cash inflows were partially offset by lease payments and increases in accrued employee costs and accounts payable.

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

In the first half of 2026 and 2025, we invested approximately $144,000 and $189,000, respectively, in leasehold improvements, computer software development costs, and manufacturing tooling costs.

Net cash provided by financing activities was $350,000 in the first half of 2026, compared to $1,500,000 in the same period of 2025. In both periods, the cash provided by financing activities consisted of proceeds from secured subordinated note financing completed during the first six months.

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

Index

Contractual Obligations

Our contractual cash obligations on June 30, 2026 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$2,642,000	$2,642,000	$—	$—	$—
Operating lease	2,174,000	685,000	1,427,000	62,000	—
Total contractual obligations	$4,816,000	$3,327,000	$1,427,000	$62,000	$—

Off-Balance Sheet Arrangements

As of June 30, 2026, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

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

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. Based on a sensitivity analysis of our net foreign currency denominated assets at the end of the quarter ended June 30, 2026, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the second quarter of 2026 of approximately $14,300. For the second quarter of 2026, the actual net adjustment for the effects of changes in foreign currency on cash balances, collections, and payables, was a net loss of approximately $7,300. We will continue to monitor and assess our risks related to foreign currency fluctuations.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because we distribute and fulfill resellers’ orders for our products primarily through distributors, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build-up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity. During the six months ended June 30, 2026 and 2025, Ingram Micro® and BlueStar Inc. and ScanSource, Inc together represented approximately 43% and 42%, respectively, of our worldwide sales. We expect that a significant portion of our sales will continue to depend on sales to a limited number of distributors.

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

A number of our officers and senior managers have been employed for more than twenty years by us, including our Chief Financial Officer, Chief Information Officer, Vice President of Operations, Vice President of Engineering/Chief Technical Officer, and Controller. Our future success will depend upon the continued service of key officers and senior managers. Competition for officers and senior managers is intense, and there can be no assurance that we will be able to retain our existing senior personnel. The loss of one or more of our officers or key senior managers could adversely affect our ability to compete.

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

As of August 10, 2026, we had 8,291,681 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to Form S-3 prospectus delivery requirements and, in other cases, only to the manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of August 10, 2026, we had 1,285,548 shares of common stock subject to outstanding options under our stock option plans, 699,227 shares of restricted stock outstanding, and 593,876 shares of common stock available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and restricted stock and reserved them for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options and unvested restricted stock will be eligible for resale in the public market as soon as the options are exercised or the restricted stock vests, as applicable.

Index

Volatility in the trading price of our common stock could negatively impact the price of our common stock.

During the period from January 1, 2025 through August 10, 2026, our common stock price fluctuated between a high of $2.79 and a low of $0.38. We have experienced low trading volumes in our stock, and thus relatively small purchases and sales can have a significant effect on our stock price. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5. Other Information

Employment Agreement with Chief Executive Officer

On June 12, 2026, the Company entered into a First Amendment to Employment Agreement with David A. Holmes in connection with his appointment as President and Chief Executive Officer. The amendment updated Mr. Holmes' title, base salary, and annual bonus opportunity. The original Employment Agreement and the First Amendment to Employment Agreement are filed as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1*	Employment Agreement, dated August 8, 2024, by and between Socket Mobile, Inc. and David A. Holmes.
10.2*	First Amendment to Employment Agreement, dated June 12, 2026, by and between Socket Mobile, Inc. and David A. Holmes.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Document

*       Filed herewith.

**       Furnished herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCKET MOBILE, INC.

Registrant

Date: August 13, 2026	/s/ David Holmes
David Holmes
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 13, 2026	/s/ Lynn Zhao
Lynn Zhao
Vice President of Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index