Form 10-Q/A
period 2026-06-30
SOCKET MOBILE, INC.
filed 2026-11-03
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Socket Mobile, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (this "Form 10-Q/A") to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on August 13, 2026 (the "Original Form 10-Q").

This Form 10-Q/A is being filed solely to refile Exhibit 10.2 (Amendment to Executive Employment Agreement between the Company and David Holmes, effective June 12, 2026) to correct an inadvertent error in the Company's signature block. As filed with the Original Form 10-Q, Exhibit 10.2 incorrectly identified former Chief Executive Officer Kevin J. Mills as the Company's signatory. The agreement was in fact executed on behalf of the Company by William Parnell, Chair of the Compensation Committee, pursuant to the resolutions adopted by the Board of Directors on June 12, 2026.

This Form 10-Q/A refiles Exhibit 10.2 in its entirety with the corrected Company signature block. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications of the Company's current Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed herewith as Exhibits 31.1 and 31.2.

Because this Form 10-Q/A does not include or amend any financial statements or other financial information, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not included.

Except as described above, this Form 10-Q/A does not amend, update, or modify any other disclosures, line items, or financial data contained in the Original Form 10-Q. This Form 10-Q/A continues to speak as of the filing date of the Original Form 10-Q (August 13, 2026) and does not reflect events occurring after that date.

PART II

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.2*	Amendment to Executive Employment Agreement between the Company and David Holmes, effective June 12, 2026 (refiled solely to correct the Company signature block).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCKET MOBILE, INC.

Registrant

Date: November 3, 2026	/s/ David Holmes
David Holmes
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 3, 2026	/s/ Lynn Zhao
Lynn Zhao
Vice President of Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)