Form 10-Q
period 2026-09-30
SOCKET MOBILE, INC.
filed 2026-11-12
CIK 944075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2026

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

The number of shares of Common Stock ($0.001 par value) outstanding as of November 10, 2026 was 8,352,412 shares.

Index

PART I

Item 1. Financial Statements

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues	$3,387,463	$3,106,842	$10,121,105	$11,114,501

Cost of revenues	1,739,726	1,626,269	5,167,796	5,617,768

Gross profit	1,647,737	1,480,573	4,953,309	5,496,733

Operating expenses:
Research and development	930,084	1,026,648	3,072,924	3,259,487
Sales and marketing	600,391	934,587	2,311,320	3,066,023
General and administrative	760,781	577,325	2,167,636	1,800,238
Total operating expenses	2,291,256	2,538,560	7,551,880	8,125,748

Operating loss	(643,519)	(1,057,987)	(2,598,571)	(2,629,015)

Interest expense, net	(145,831)	(140,063)	(436,751)	(355,316)

Net loss before income taxes	(789,350)	(1,198,050)	(3,035,322)	(2,984,331)

Income tax expense	—	—	—	—

Net loss	$(789,350)	$(1,198,050)	$(3,035,322)	$(2,984,331)

Net loss per share:

Basic	$(0.09)	$(0.15)	$(0.37)	$(0.38)
Diluted	$(0.09)	$(0.15)	$(0.37)	$(0.38)

Weighted average shares outstanding:

Basic	8,313,009	7,961,311	8,230,647	7,909,909
Diluted	8,313,009	7,961,311	8,230,647	7,909,909

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,402,677	$2,032,468
Accounts receivable, net	1,327,763	1,711,047
Inventories, net	3,400,973	4,220,822
Prepaid expenses and other current assets	552,287	548,379
Deferred cost on shipments to distributors	144,357	122,480
Total current assets	6,828,057	8,635,196

Property and equipment:
Machinery and office equipment	3,340,829	3,101,647
Computer equipment	3,861,798	3,786,880
	7,202,627	6,888,527
Accumulated depreciation	(5,447,927)	(4,763,692)
Property and equipment, net	1,754,700	2,124,835

Intangible assets, net	1,209,305	1,304,777
Other long-term assets	285,911	285,911
Operating lease right-of-use asset	1,680,492	2,086,621
Total assets	$11,758,465	$14,437,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,301,498	$1,309,675
Accrued payroll and related expenses	484,150	713,205
Deferred revenue on shipments to distributors	512,161	335,874
Short term portion of deferred service revenue	41,968	18,091
Subordinated convertible notes payable, net of discount	200,000	400,000
Subordinated convertible notes payable, net of discount-related party	5,066,994	5,083,007
Short-term borrowings – related party	425,000	—
Operating lease – current portion	609,261	575,172
Total current liabilities	8,641,032	8,435,024

Long-term portion of deferred service revenue	52,825	10,167
Long-term portion of operating lease	1,252,448	1,713,536
Total liabilities	9,946,305	10,158,727

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: authorized 20,000,000 shares, 8,702,862 issued and 8,343,612 outstanding at September 30, 2026; 8,336,193 issued and 7,976,943 outstanding at December 31, 2025	8,344	7,977
Additional paid-in capital	70,430,588	69,862,086
Treasury stock	(1,037,988)	(1,037,988)
Accumulated deficit	(67,588,784)	(64,553,462)
Total stockholders’ equity	1,812,160	4,278,613
Total liabilities and stockholders’ equity	$11,758,465	$14,437,340

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2025	7,976,943	$7,977	$69,862,086	359,250	$(1,037,988)	$(64,553,462)	$4,278,613
Vesting of restricted stocks	324,355	324	(324)	—	—	—	—
Restricted stock retired for tax withholding	(78,340)	(78)	78	—	—	—	—
Stock-based compensation	—	—	170,054	—	—	—	170,054
Net loss	—	—	—	—	—	(899,576)	(899,576)
Balance at March 31, 2026	8,222,958	$8,223	$70,031,894	359,250	$(1,037,988)	$(65,453,038)	$3,549,091
Vesting of restricted stock	50,500	50	(50)	—	—	—	—
Restricted stock retired for tax withholding	(199)	—	—	—	—	—	—
Stock-based compensation	—	—	179,929	—	—	—	179,929
Net loss	—	—	—	—	—	(1,346,396)	(1,346,396)
Balance at June 30, 2026	8,273,259	$8,273	$70,211,773	359,250	$(1,037,988)	$(66,799,434)	$2,382,624
Vesting of restricted stock	19,335	19	(19)	—	—	—	—
Restricted stock retired for tax withholding	(913)	—	—	—	—	—	—
Stock options exercised	4,101	4	4,588	—	—	—	4,592
Stock-based compensation	—	—	163,116	—	—	—	163,116
Subordinated note conversion	47,830	48	51,130	—	—	—	51,178
Net loss	—	—	—	—	—	(789,350)	(789,350)
Balance at September 30, 2026	8,343,612	$8,344	$70,430,588	359,250	$(1,037,988)	$(67,588,784)	$1,812,160

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2024	7,605,631	$7,606	$69,365,801	359,250	$(1,037,988)	$(50,174,924)	$18,160,495
Vesting of restricted stocks	421,190	421	(421)	—	—	—	—
Restricted stock retired for tax withholding	(73,833)	(74)	74	—	—	—	—
Stock-based compensation	—	—	70,625	—	—	—	70,625
Net loss	—	—	—	—	—	(994,140)	(994,140)
Balance at March 31, 2025	7,952,988	$7,953	$69,436,079	359,250	$(1,037,988)	$(51,169,064)	$17,236,980
Vesting of restricted stock	37,900	38	(38)	—	—	—	—
Restricted stock retired for tax withholding	(31,627)	(32)	32	—	—	—	—
Stock-based compensation	—	—	230,690	—	—	—	230,690
Net loss	—	—	—	—	—	(792,141)	(792,141)
Balance at June 30, 2025	7,959,261	$7,959	$69,666,763	359,250	$(1,037,988)	$(51,961,205)	$16,675,529
Vesting of restricted stock	2,825	3	(3)	—	—	—	—
Restricted stock retired for tax withholding	(624)	(1)	1	—	—	—	—
Stock-based compensation	—	—	183,033	—	—	—	183,033
Net loss	—	—	—	—	—	(1,198,050)	(1,198,050)
Balance at September 30, 2025	7,961,462	$7,961	$69,849,794	359,250	$(1,037,988)	$(53,159,255)	$15,660,512

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC. CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(3,035,322)	$(2,984,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	513,099	484,348
Depreciation and amortization	779,707	1,016,513
Amortization of debt discount	10,165	10,937
Amortization of operating lease ROU Asset	406,129	385,629

Changes in operating assets and liabilities:
Accounts receivable	383,284	43,109
Inventories	819,849	260,250
Prepaid expenses and other current assets	(3,908)	(116,851)
Other assets	—	(22,277)
Accounts payable and accrued expenses	(8,177)	(100,923)
Accrued payroll and related expenses	(229,055)	(169,591)
Net deferred revenue on shipments to distributors	154,410	(14,157)
Deferred service revenue	66,535	(1,026)
Net change in operating lease liability	(426,999)	(391,856)
Net cash used in operating activities	(570,283)	(1,600,226)

Investing activities
Purchases of equipment and computer hardware and software	(314,100)	(375,989)
Net cash used in investing activities	(314,100)	(375,989)

Financing activities
Proceeds from subordinated convertible notes payable-related party	400,000	1,250,000
Proceeds from subordinated convertible notes payable	100,000	250,000
Repayments of subordinated convertible notes payable-related party	(425,000)	—
Repayments of subordinated convertible notes payable	(250,000)	—
Proceeds from short-term borrowings – related party	425,000	—
Proceeds from stock options exercised	4,592	—
Net cash provided by financing activities	254,592	1,500,000
Net decrease in cash and cash equivalents	(629,791)	(476,215)

Cash and cash equivalents at beginning of period	2,032,468	2,491,964
Cash and cash equivalents at end of period	$1,402,677	$2,015,749

Supplemental disclosure of cash flow information
Cash paid for interest	$418,767	$350,221
Supplemental disclosure of cash flow information
Conversion of convertible notes and accrued interest to common stock	$51,178	—

See accompanying notes to condensed financial statements.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2026

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

Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at date of purchase to be cash equivalents. As of September 30, 2026, and December 31, 2025, all of the Company’s cash and cash equivalents consisted of amounts held in demand deposit accounts in banks. The Company has never experienced any losses in such accounts.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and debt approximate fair value due to the relatively short period of time to maturity.

Revenue Recognition and Deferred Revenue

With the adoption of ASC 606 “Revenue from Contracts with Customers” in 2017, the Company recognizes revenue on sales to distributors when shipping of product is completed and title transfers to the distributor, less a reserve for estimated product returns (sales and cost of sales). The reserves are based on estimates of future returns calculated from actual return history, primarily from stock rotations, plus knowledge of pending returns outside of the norm. On September 30, 2026, the deferred revenue and deferred cost on shipments to distributors were $512,161 and $144,357, respectively, compared to $335,874 and $122,480, respectively, on December 31, 2025.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2026

The Company also earns revenue from its SocketCare extended warranty program, which provides extended warranty and accidental breakage coverage for selected products. Customers can purchase a SocketCare warranty at the time of product purchase, which provides coverage for a three-year or a five-year term. Revenues from SocketCare services are recognized ratably over the life of the extended warranty contract. Total SocketCare revenue was approximately $10,400 and $20,700 for the three and nine months ended September 30, 2026, respectively, compared to $4,000 and $12,100 for the same periods in 2025. The amount of unrecognized SocketCare service revenue is classified as deferred service revenue and presented on the Company’s balance sheet in its short- and long-term components. On September 30, 2026, the balance of unrecognized SocketCare service revenue was $94,793, compared to $28,258 as of December 31, 2025.

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

Leases

On May 1, 2022, the Company entered into a building lease agreement for its corporate headquarters located in Fremont, CA. On September 30, 2026, the balances of right-of-use assets and liabilities for the operating lease were $1,680,492 and $1,861,709, respectively, compared to $2,086,621 and $2,288,708, respectively, on December 31, 2025.

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

NOTE 3 — Intangible Assets

In 2021, the Company entered into the Technology Transfer Agreement with SpringCard SAS. The Unaudited Condensed Balance Sheets include the intangible assets of the acquired technology at the carrying amount, net of amortization of $1,209,305 as of September 30, 2026.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2026

The intangible assets are amortized on a straight-line basis over their estimated useful lives of fifteen years, beginning on April 1, 2021. As of September 30, 2026, the estimated future amortization of these intangible assets is as follows:

Fiscal Year	Amount
2026 (October 1, 2026 to December 31, 2026)	$31,824
2027	127,296
2028	127,296
2029	127,296
2030	127,296
Thereafter	668,297
$1,209,305

The amortization expense was $31,824 and $95,472 for the three and nine months ended September 30 in both 2026 and 2025.

NOTE 4 — Inventories

Inventories consist principally of raw materials and sub-assemblies, which are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories on September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
	2026	2025
Raw materials and sub-assemblies	$3,947,211	$5,006,124
Finished goods	171,641	350,640
Inventory reserves	(717,879)	(1,135,942)
Inventory, net	$3,400,973	$4,220,822

During first nine months of 2026, the Company scrapped certain inventory items that had been previously reserved. As a result, the related inventory reserve was reduced by $418,063, with no material impact on the Company's operating results.

 NOTE 5 — Bank Financing Arrangements

The Company initially entered into a Business Financing Agreement with Western Alliance Bank (the “Bank”), an Arizona corporation, on February 27, 2014. The agreement was subsequently amended several times.

The credit facilities matured on September 30, 2026, and were not renewed. There were no outstanding borrowings under the Company's bank credit facilities as of September 30, 2026.

On October 21, 2026, the Company received UCC-3 termination statements confirming the termination of the Bank's security interests and related credit commitments.

NOTE 6 — Secured Subordinated Convertible Notes Payable

The Company has issued multiple series of secured subordinated convertible notes (collectively, the “Notes”) between 2020 and 2026. The Notes are secured by substantially all of the Company’s assets and were subordinated to the Company’s obligations under its senior credit facility with Western Alliance Bank, which matured on September 30, 2026, and was not renewed.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2026

Related Party Transactions

Certain holders of the Notes are members of the Company's Board of Directors, executive officers, or otherwise related parties. These related parties participated in the Company's financing transactions on substantially the same terms and conditions as other investors. As of September 30, 2026, the aggregate principal amount of the Notes held by related parties was $5,075,000.

On August 19, 2026, the Company received $425,000 in bridge financing from Charlie Bass, Chairman of the Company’s Board of Directors and an existing holder of the Company’s secured subordinated convertible notes. The bridge financing is secured by the Company’s assets and was subordinated to the Company’s obligations under its senior credit facility with Western Alliance Bank, bears interest at 10%, payable on demand, and was used for general working capital purposes. The bridge financing remained outstanding as of September 30, 2026.

On October 22, 2026, the Company repaid $425,000 in outstanding principal, together with accrued but unpaid interest, under convertible notes held by a former executive officer and current director.

On October 28, 2026, the Company received $225,000 in bridge financing from Charlie Bass, Chairman of the Company’s Board of Directors and an existing holder of the Company’s secured subordinated convertible notes. The financing is secured by the Company’s assets, bears interest at 10%, payable on demand, and was used for general working capital purposes.

Proceeds from the issuances of the notes and bridge financing were used for general working capital purposes.

In connection with certain issuances involving related parties, the transactions were reviewed and approved in accordance with the Company’s related-party transaction policies.

The Company filed and obtained effectiveness of registration statements under the Securities Act of 1933, as amended, covering the resale of shares issuable upon conversion of the previously issued Notes. The Company may register the resale of shares issuable upon conversion of the 2026 Notes by filing a registration statement on Form S-1.

Summary of Secured Subordinated Convertible Notes

Issuance Year	Principal Issued	Principal Outstanding*	Maturity Date	Conversion Price
2020	$1,400,000	$1,300,000	August 30, 2027	$1.46
2023	$1,600,000	$1,600,000	May 26, 2028	$1.34
2024	$1,000,000	$750,000	August 21, 2027	$0.9515
2025	$1,500,000	$1,125,000	May 30, 2028	$1.07
2026	$500,000	$500,000	March 27, 2029	$0.90

*Principal outstanding as of September 30, 2026.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2026

The amortization of debt discounts was $1,183 and $8,987 for the three and nine months ended September 30, 2026, respectively, compared to $3,646 and $10,937 for the same periods in 2025.

Total interest expense recognized related to the convertible notes were $146,723 and $436,751 for the three and nine months ended September 30, 2026, respectively, compared to $142,276 and $360,663 for the same periods in 2025.

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

Revenues by geographic areas for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Americas	$2,512,767	$2,302,844	$7,549,655	$8,230,108
Europe	333,474	386,339	1,183,320	1,511,144
Asia Pacific	541,222	417,659	1,388,130	1,373,249
Total revenues	$3,387,463	$3,106,842	$10,121,105	$11,114,501

Export revenues are attributable to countries based on the location of the Company’s customers. The Company does not hold long-lived assets in foreign locations.

Major Customers

Customers who accounted for at least 10% of the Company’s total revenues for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
ScanSource, Inc.	26%	14%	18%	10%
BlueStar, Inc.	21%	31%	26%	32%
Nippon Primex, Inc.	12%	*	10%	*
Synnex Corporation	*	*	10%	*
*Customer accounted for less than 10% of the Company’s total revenue

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2026

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company invests its cash in demand deposit accounts in banks and the Company has not experienced losses on the investments. The Company’s trade accounts receivables are primarily with distributors. The Company performs ongoing credit evaluations of its customers’ financial condition, but the Company generally requires no collateral. Reserves are maintained for potential credit losses, and such losses have been within management’s expectations. Customers who accounted for at least 10% of the Company’s accounts receivable balances on September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
	2026	2025
ScanSource, Inc.	41%	19%
BlueStar, Inc.	30%	43%
Sektor Ltd. AU	*	11%

Concentration of Suppliers

Several of the Company’s component parts are produced by a sole or limited number of suppliers. Shortages could occur in these essential materials due to increased demand, or due to an interruption of supply. Suppliers may choose to restrict credit terms or require advance payments causing delays in the procurement of essential materials. The Company’s inability to procure certain materials could have a material adverse effect on the Company’s results. For the nine months ended September 30, 2026 and 2025, the top three suppliers accounted for 62% and 51% of inventory purchases. As of September 30, 2026 and December 31, 2025, 19.4% and 33%, respectively, of the Company’s accounts payable balances were concentrated with top two suppliers.

NOTE 8 — Stock-Based Compensation

The Company recognizes the compensation cost in the financial statements for all stock-based awards to employees, including grants of stock options and restricted stock, based on the fair value of the awards as of the date that the awards are issued. Compensation cost for stock-based awards is recognized on a straight-line basis over the vesting period.

The fair values of stock options are generally determined using a binomial lattice valuation model which incorporates assumptions about expected volatility, risk-free interest rate, dividend yield, and expected life. The Company granted no stock options during the three months ended September 30, 2026, and 232,045 stock options during the nine months ended September 30, 2026, compared to no stock options granted during either the three or nine months ended September 30, 2025.

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

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2026

During the nine months ended September 30, 2026 and 2025, the Company granted 385,376 and 643,793 shares of restricted stock, respectively. As of September 30, 2026, 989,145 shares of restricted stock were outstanding. Because the shares are subject to restrictions on sale or transfer until they vest, the Company does not include unvested restricted stock in shares issued and outstanding. During the nine months ended September 30, 2026, 394,190 shares of restricted stock vested and were issued to employees and directors. The fair value of the vested shares is subject to applicable tax withholding.

Total stock-based compensation expenses for the three and nine months ended September 30, 2026 were $163,116 and $513,099, respectively, compared to expenses of $183,033 and $484,348 in the corresponding periods a year ago.

NOTE 9 — Net Loss Per Share

The following table sets forth the reconciliation of basic shares to diluted shares and the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(789,350)	$(1,198,050)	$(3,035,322)	$(2,984,331)

Denominator: Weighted average shares outstanding used in computing net loss per share:
Basic	8,313,009	7,961,311	8,230,647	7,909,909
Diluted	8,313,009	7,961,311	8,230,647	7,909,909

Net loss per share applicable to common stockholders:
Basic	$(0.09)	$(0.15)	$(0.37)	$(0.38)
Diluted	$(0.09)	$(0.15)	$(0.37)	$(0.38)

In the three and nine months ended September 30, 2026, 1,281,447 stock options, 4,479,627 shares for convertible notes, and 50,000 warrants were excluded in the calculation of diluted net loss per share as their effect would have been anti-dilutive.

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2026

In the three and nine months ended September 30, 2025, 1,107,698 stock options, 4,605,775 shares for convertible notes, and 50,000 warrants were excluded in the calculation of diluted net loss per share as their effect would have been anti-dilutive.

NOTE 10 — Income Taxes

The Company did not record an income tax expense in the three and nine months ended September 30, 2026 and 2025, respectively.

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

As of September 30, 2026, the balances of right-of-use assets and liabilities were $1,680,492 and $1,861,709, respectively, compared to $2,086,621 and $2,288,708, respectively, on December 31, 2025.

In July 2022, the Company also signed a two-year equipment operating lease agreement and the future lease payments are discounted at the interest rate of 5.5%.

The operating lease expense was allocated in cost of goods sold and operating expenses based on department headcount and amounted to $161,682 and $485,045 for the three and nine months ended September 30, 2026 and 2025, respectively.

Cash payments included in the measurement of the Company’s operating lease liabilities were $170,836 and $505,915 for the three and nine months ended September 30, 2026, respectively, compared to $165,891 and $491,273, respectively, for the corresponding prior year periods.

Future minimum lease payments for the operating lease in effect as of September 30, 2026 are shown below:

Annual minimum payments:	Amount
2026 (October 2026 through December 31, 2026)	170,836
2027	692,644
2028	713,423
2029	425,646
Total minimum payments	2,002,549
Less: Present value factor	(140,840)
Total operating lease liabilities	1,861,709
Less: Current portion of operating lease	(609,261)
Long-term portion of operating lease	$1,252,448

Index

SOCKET MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2026

Purchase Commitments

As of September 30, 2026, the Company has non-cancelable purchase commitments for inventory to be used in the ordinary course of business of approximately $3,208,000.

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

Nasdaq Listing Compliance and Voluntary Transition to OTCID Market

On May 19, 2026, the Company received a deficiency letter from Nasdaq notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(a)(2) regarding the minimum bid price of $1.00 per share, with an initial 180-day compliance period through November 16, 2026.

On August 24, 2026, the Company received an additional deficiency letter from Nasdaq notifying the Company that its reported stockholders’ equity of $2,382,624 as of June 30, 2026 did not satisfy the minimum stockholders’ equity requirement of $2,500,000 under Nasdaq Listing Rule 5550(b)(1). The Company submitted a compliance plan to Nasdaq Listing Qualifications on October 8, 2026.

On October 27, 2026, following a strategic review of the substantial ongoing legal, accounting, and regulatory compliance costs associated with maintaining its Nasdaq listing, the Company provided formal written notice to Nasdaq pursuant to Nasdaq Listing Rule 5840(j) and Rule 12d2-2(c) under the Exchange Act of its election to voluntarily delist its Common Stock from The Nasdaq Capital Market.

The Company filed Form 25 with the SEC on November 9, 2026, with delisting becoming effective on or about November 19, 2026. Regular trading on Nasdaq will cease at the close of regular market hours on November 18, 2026, and quotation on the OTCID Market operated by OTC Markets Group Inc. under the symbol "SCKT" is expected to commence at market open on November 19, 2026. The Company intends to continue its SEC periodic reporting obligations under the Exchange Act.

NOTE 12 — Subsequent Events

Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 28, 2026, 8,800 shares of common stock were granted to members of the Board of Directors as compensation in lieu of cash. The shares were valued at the closing market price of $0.3402 per share on the grant date.

On October 22, 2026, the Company repaid $425,000 in outstanding principal, together with accrued but unpaid interest, under convertible notes held by a former executive officer and current director.

On October 28, 2026, the Company received $225,000 in bridge financing from the Chairman of the Company's Board of Directors.

See Note 11 – Commitments and Contingencies for information regarding the Company's voluntary withdrawal from The Nasdaq Capital Market and transition to the OTCID Market.

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

Index

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

Results of Operations

Revenues

Total revenues for the third quarter of 2026 were approximately $3.4 million, a 9% increase from $3.1 million in the same period last year, reflecting signs of revenue stabilization during the quarter. For the nine months ended September 30, 2026, total revenues were approximately $10.1 million, compared with $11.1 million for the same period in 2025, a decrease of 9%, primarily due to lower revenues in the first half of 2026.

Gross Margins

Gross margin was 48.6% in the third quarter of 2026, compared with 47.7% in the same period last year, reflecting favorable product mix and improved cost management. For the nine months ended September 30, 2026, gross margin was 48.9%, compared with 49.5% for the same period in 2025, a decrease primarily attributable to lower sales volume and the resulting impact of manufacturing overhead on gross margin.

Index

Research and Development Expense

Research and development expenses were approximately $930,000 in the third quarter of 2026, a 9% decrease from approximately $1.03 million in the same period last year. For the nine months ended September 30, 2026, research and development expenses were approximately $3.07 million, a 6% decrease from $3.26 million for the same period in 2025. The decrease was primarily attributable to lower employee-related costs resulting from the Company's ongoing cost management initiatives.

Sales and Marketing Expense

Sales and marketing expenses were approximately $600,000 in the third quarter of 2026, a 36% decrease from approximately $935,000 in the same period last year. For the nine months ended September 30, 2026, sales and marketing expenses were approximately $2.31 million, a 25% decrease from $3.07 million for the same period in 2025. The decrease primarily reflected the Company's cost reduction initiatives, including selective headcount reductions and other cost-saving measures, as well as lower travel and marketing-related expenses.

General and Administrative Expense

General and administrative expenses were approximately $761,000 in the third quarter of 2026, compared with approximately $577,000 in the same period last year, an increase of 32%. For the nine months ended September 30, 2026, general and administrative expenses were approximately $2.17 million, a 20% increase from $1.80 million for the same period in 2025. The increase was primarily due to higher legal and personnel-related costs, including severance and PTO expenses, changes in the allocation of executive compensation, and increased equity compensation expense.

Interest Expense, Net of Interest Income

Interest expense and other, net of interest income and other, was approximately $146,000 in the third quarter of 2026 compared to $140,000 in the third quarter of 2025. For the nine months ended September 30, 2026, interest expense, net was approximately $437,000, compared with $355,000 for the same period in 2025. Interest expenses in both 2026 and 2025 were related to interest on secured subordinated convertible notes payable (see “NOTE 6 — Secured Subordinated Convertible Notes Payable” for more information).

There were no outstanding balances of credit lines during the three and nine months ended September 30, 2026 and 2025.

Interest income reflects interest earned on cash balances. Interest income was nominal in each of the comparable periods, reflecting low average cash balances and low rates of return.

Income Taxes

No income tax expense was recorded for the three and nine months ended September 30, 2026 or 2025.

Index

Liquidity and Capital Resources

As reflected in our Statements of Cash Flows, net cash used in operating activities was approximately $570,000 in the first nine months of 2026, compared to net cash used in operating activities of approximately $1,600,000 in the first nine months of 2025. We calculate net cash used in operating activities by adjusting our net loss (approximately a net loss of approximately $3.03 million and $3.0 million in the first nine months of 2026 and 2025, respectively) with items that did not require the use of cash. Those items include stock-based compensation expense, depreciation and amortization of equipment and intangible assets, amortization of debt discount and operating lease ROU assets, and deferred tax benefits. These amounts totaled approximately $1.7 million and $1.9 million in the first nine months of 2026 and 2025, respectively. In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.

During the first nine months of 2026, changes in operating assets and liabilities provided approximately $756,000 in cash, primarily driven by reductions in inventory and accounts receivable, and increases in deferred revenue. These cash inflows were partially offset by payments of operating lease liabilities and a reduction in accrued payroll and related expenses.

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

In the first nine months of 2026 and 2025, we invested approximately $314,000 and $376,000, respectively, in manufacturing tooling, firmware development, website development, and leasehold improvements.

Net cash provided by financing activities was approximately $255,000 in the first nine months of 2026, compared to net cash provided of approximately $1.5 million in the comparable period a year ago. In 2026, financing activities consisted of the completion of secured subordinated note financing of $500,000, bridge financing totaling $425,000, proceeds of employee stock options exercised in the amount of $4,592, and offset by the repayments of subordinated notes payable totaling $675,000. In contrast, financing activities in 2025 consisted of the completion of secured subordinated note financing of $1,500,000.

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

Contractual Obligations

Our contractual cash obligations on September 30, 2026 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Unconditional purchase obligations with contract manufacturers	$3,208,000	$3,181,000	$27,000	$—	$—
Operating lease	2,116,000	689,000	1,427,000	—	—
Total contractual obligations	$5,324,000	$3,870,000	$1,454,000	$—	$—

Off-Balance Sheet Arrangements

As of September 30, 2026, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk from changes in interest rates primarily related to our bank credit facilities, which matured on September 30, 2026 and were not renewed. As of September 30, 2026, we had no outstanding borrowings under these facilities.

Foreign Currency Risk

A substantial majority of our revenue, expense and purchasing activities are transacted in U.S. dollars. However, we require our European distributors to purchase our products in Euros and we pay the expenses of our European employees in Euros and British pounds. We may enter into selected future purchase commitments with foreign suppliers that may be paid in the local currency of the supplier. Based on a sensitivity analysis of our net foreign currency denominated assets at the end of the quarter ended September 30, 2026, an adverse change of 10% in exchange rates would have resulted in a decrease in our net income for the third quarter of 2026 of approximately $12,800. For the third quarter of 2026, the actual net adjustment for the effects of changes in foreign currency on cash balances, collections, and payables, was a net loss of approximately $12,000. We will continue to monitor and assess our risks related to foreign currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Index

Our bank line of credit expired on September 30, 2026 and was not renewed, which may adversely affect our liquidity and ability to fund operations.

Our revolving credit facility with our bank expired on September 30, 2026, and was not renewed. As a result, we no longer have access to borrowings under this facility to support our working capital requirements. The expiration of the facility reduces our available sources of liquidity and increases our reliance on cash generated from operations, collections of accounts receivable, and other financing sources to fund our operations and meet our obligations as they become due. Unless we are able to establish a banking relationship with a new lender to obtain a replacement credit facility, we may continue to face limited access to working capital financing. If we are unable to generate sufficient cash from operations or obtain alternative financing on acceptable terms, or at all, we may experience liquidity constraints that could adversely affect our ability to meet our working capital requirements, pay our vendors and other obligations, and continue our operations. There can be no assurance that we will be able to obtain replacement financing or other sources of liquidity when needed.

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

Because we distribute and fulfill resellers’ orders for our products primarily through distributors, we are subject to risks associated with channel distribution, such as risks related to their inventory levels and support for our products. Our distribution channels may build up inventories in anticipation of growth in their sales. If such growth in their sales does not occur as anticipated, the inventory build-up could contribute to higher levels of product returns. The lack of sales by any one significant participant in our distribution channels could result in excess inventories and adversely affect our operating results and working capital liquidity. During the nine months ended September 30, 2026 and 2025, customers representing 10% or more of the Company's revenue collectively accounted for approximately 64% and 42%, respectively, of worldwide sales. We expect that a significant portion of our sales will continue to depend on sales to a limited number of distributors.

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

A number of our officers and senior managers have been employed for more than twenty years by us, including our Chief Financial Officer, Chief Information Officer, Vice President of Operations and Vice President of Engineering/Chief Technical Officer. Our future success will depend upon the continued service of key officers and senior managers. Competition for officers and senior managers is intense, and there can be no assurance that we will be able to retain our existing senior personnel. The loss of one or more of our officers or key senior managers could adversely affect our ability to compete.

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

As of November 10, 2026, we had 8,352,412 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to Form S-3 prospectus delivery requirements and, in other cases, only to the manner of sale, volume, and notice requirements of Rule 144 under the Securities Act.

As of November 10, 2026, we had 1,281,447 shares of common stock subject to outstanding options under our stock option plans, 989,145 shares of restricted stock outstanding, and 279,960 shares of common stock available for future issuance under the plans. We have registered the shares of common stock subject to outstanding options and restricted stock and reserved them for issuance under our stock option plans. Accordingly, the shares of common stock underlying vested options and unvested restricted stock will be eligible for resale in the public market as soon as the options are exercised or the restricted stock vests, as applicable.

Index

Volatility in the trading price of our common stock could negatively impact the price of our common stock.

During the period from January 1, 2025 through November 10, 2026, our common stock price fluctuated between a high of $2.79 and a low of $0.25. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions and the outlook of securities analysts and investors on our industry. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Following the expected delisting of our common stock from The Nasdaq Capital Market and the commencement of quotation on the OTCID Market, our common stock may experience reduced trading volume and liquidity, increased price volatility, and wider bid-ask spreads. In addition, certain institutional investors, investment funds, and broker-dealers may have policies or restrictions that limit their ability to purchase or hold securities quoted in the over-the-counter market. These factors could reduce demand for our common stock, make it more difficult for stockholders to sell their shares at desired prices, and adversely affect our ability to raise additional capital through equity or equity-linked financings.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline XBRL Document

*       Filed herewith.

**       Furnished herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCKET MOBILE, INC.

Registrant

Date: November 12, 2026	/s/ David Holmes
David Holmes
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 12, 2026	/s/ Lynn Zhao
Lynn Zhao
Vice President of Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index